Form 10-Q
period 1999-01-31
KORN FERRY INTERNATIONAL
filed 1999-03-29
CIK 56679

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 1999 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                       Commission File Number 001-14505

                               ----------------

                           KORN/FERRY INTERNATIONAL
            (Exact name of registrant as specified in its charter)

                 California                                      95-2623879
       (State of other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                       1800 Century Park East, Suite 900
                         Los Angeles, California 90067
              (Address of principal executive offices) (Zip code)

                                (310) 843-4100
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  The number of shares outstanding of the Company's common stock as of March 22, 1999 was 35,751,774.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                               Table of Contents

                                                                             Page
                                                                             ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheets as of January 31, 1999 (Unaudited)
           and April 30, 1998.............................................     3

          Unaudited Consolidated Statements of Income for the three months
           and nine months ended January 31, 1999 and January 31, 1998....     5

          Unaudited Consolidated Statements of Cash Flows for the nine
           months ended January 31, 1999 and January 31, 1998.............     6

          Notes to Consolidated Financial Statements......................     7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    10

 PART II. OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds.......................    18

 Item 6.  Exhibits and Reports on Form 8-K................................    18

          Signature.......................................................    19

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           January 31, April 30,
                                                           ----------- ---------
                                                              1999       1998
                                                           ----------- ---------
                                                           (unaudited)
ASSETS
------
Cash and cash equivalents................................   $ 29,963   $ 32,358
Receivables due from clients, net of allowance for
 doubtful accounts of $8,111 and $5,390 as of January 31,
 1999 and April 30, 1998, respectively...................     69,301     57,754
Other receivables........................................      3,109      3,501
Prepaid expenses.........................................      6,911      6,265
                                                            --------   --------
    Total current assets.................................    109,284     99,878
                                                            --------   --------
Property and equipment:
  Computer equipment and software........................     16,754     13,715
  Furniture and fixtures.................................     14,310     13,573
  Leasehold improvements.................................     11,646      9,713
  Automobiles............................................      1,870      1,679
                                                            --------   --------
                                                              44,580     38,680
Less: Accumulated depreciation and amortization..........    (23,077)   (17,583)
                                                            --------   --------
    Property and equipment, net..........................     21,503     21,097
                                                            --------   --------
Cash surrender value of company owned life insurance
 policies, net of loans..................................     41,103     30,109
Guaranteed investment contracts..........................        --       1,746
Notes receivable.........................................        --       2,308
Deferred income taxes....................................     18,552     16,545
Goodwill and other intangibles, net of accumulated
 amortization of $5,368 and $4,182 as of January 31, 1999
 and April 30, 1998, respectively........................      5,708      2,972
Other....................................................      5,478      1,716
                                                            --------   --------
    Total Assets.........................................   $201,628   $176,371
                                                            ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                 (in thousands)

                                                          January 31, April 30,
                                                          ----------- ---------
                                                             1999       1998
                                                          ----------- ---------
                                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Notes payable and current maturities of long-term debt...  $  8,000   $  2,559
Accounts payable.........................................    14,828      3,651
Income taxes payable.....................................     3,493      6,903
Accrued liabilities:
  Compensation...........................................    38,165     26,100
  Payroll taxes..........................................     1,754     14,821
  Other accruals.........................................    20,659     19,271
                                                           --------   --------
    Total current liabilities............................    86,899     73,305
Deferred compensation....................................    35,090     34,552
Long-term debt...........................................     5,610      6,151
Other....................................................     1,353      1,582
                                                           --------   --------
    Total liabilities....................................   128,952    115,590
                                                           --------   --------
Non-controlling shareholders' interests..................     1,843      2,027
                                                           --------   --------
Mandatorily redeemable common and preferred stock
  Preferred stock, no par value
  Series A -- Authorized 10 shares, outstanding 9 shares
   as of January 31, 1999 and April 30, 1998, at
   redemption value......................................        63         63
  Series B -- Authorized 150 shares, outstanding 121
   shares as of January 31, 1999 and April 30, 1998, at
   book value............................................     1,595      1,353
  Common stock, no par value-outstanding 24,862 and
   22,282 shares as of January 31, 1999 and April 30,
   1998, at book value...................................    81,733     62,110
  Less: Notes receivable from shareholders and other
   unpaid shares.........................................   (15,556)    (7,365)
                                                           --------   --------
    Total mandatorily redeemable common and preferred
     stock...............................................    67,835     56,161
                                                           --------   --------
Shareholders' equity
  Common stock, no par value-Authorized 150,000 shares,
   outstanding 920 shares as of January 31, 1999 and
   April 30, 1998, at book value.........................       --         --
  Retained earnings......................................     2,998      2,593
                                                           --------   --------
    Total shareholders' equity...........................     2,998      2,593
                                                           --------   --------
    Total liabilities and shareholders' equity...........  $201,628   $176,371
                                                           ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                            Three Months
                                            Ended January    Nine Months Ended
                                                 31,            January 31,
                                           ----------------  ------------------
                                            1999     1998      1999      1998
                                           -------  -------  --------  --------
                                             (unaudited)        (unaudited)
Professional fees and reimbursable
 expenses................................  $91,134  $81,546  $272,959  $227,523
Other income including interest income...    1,027    1,077     2,964     2,235
                                           -------  -------  --------  --------
    Total revenues.......................   92,161   82,623   275,923   229,758
Less: Reimbursable candidate expenses....   (3,586)  (3,287)  (11,659)  (10,091)
                                           -------  -------  --------  --------
    Net revenues.........................   88,575   79,336   264,264   219,667
Compensation and benefits................   51,310   50,941   167,690   147,076
General and administrative expenses......   26,199   23,304    78,160    59,176
Interest expense.........................    1,326    1,007     3,908     2,747
                                           -------  -------  --------  --------
    Income before provision for income
     taxes and non-controlling
     shareholders' interests.............    9,740    4,084    14,506    10,668
Provision for income taxes...............    4,033    1,911     6,102     5,042
Non-controlling shareholders' interests..      602      586     1,926     1,601
                                           -------  -------  --------  --------
    Net income...........................  $ 5,105  $ 1,587  $  6,478  $  4,025
                                           =======  =======  ========  ========
Basic earnings per common share..........  $  0.19  $  0.07  $   0.25  $   0.19
                                           =======  =======  ========  ========
Basic weighted average common shares
 outstanding.............................   26,498   21,906    26,171    21,571
                                           =======  =======  ========  ========
Diluted earnings per common share........  $  0.19  $  0.07  $   0.24  $   0.18
                                           =======  =======  ========  ========
Diluted weighted average common shares
 outstanding.............................   27,023   23,867    27,041    23,476
                                           =======  =======  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended
                                                               January 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (unaudited)
Cash from operating activities:
  Net Income............................................... $  6,478  $  4,025
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation...........................................    5,842     4,924
    Amortization...........................................    1,186       761
    Provision for doubtful accounts........................    5,559     1,846
    Cash surrender value in excess of premiums paid........   (1,931)   (1,325)
    Non-recurring charges..................................    7,470       --
  Change in other assets and liabilities, net of
   acquisitions:
    Deferred compensation..................................    6,061     4,272
    Receivables due from clients...........................  (18,092)  (15,354)
    Prepaid expenses.......................................     (646)   (2,698)
    Income taxes payable...................................   (5,417)      273
    Accounts payable and accrued liabilities...............    8,945    16,043
    Non-controlling shareholders' interests and other,
     net...................................................   (1,734)     (552)
                                                            --------  --------
      Net cash provided by operating activities............   13,721    12,215
                                                            --------  --------
Cash from investing activities:
  Purchase of property and equipment.......................   (6,248)   (6,985)
  Business acquisitions, net of cash acquired..............   (1,323)      --
  Premiums on life insurance...............................  (12,585)   (9,294)
  Redemption of guaranteed investment contracts............    1,746     1,900
  Sale of interest in affiliates...........................    2,308       --
                                                            --------  --------
      Net cash used in investing activities................  (16,102)  (14,379)
                                                            --------  --------
Cash from financing activities:
  Increase in bank borrowings..............................    3,000     4,500
  Payment of debt..........................................   (1,779)   (2,260)
  Borrowings under life insurance policies.................    3,522     4,053
  Purchase of common and preferred stock...................   (6,139)   (1,816)
  Issuance of common stock(1)..............................    2,592     4,455
                                                            --------  --------
      Net cash provided by financing activities............    1,196     8,932
                                                            --------  --------
Effect of exchange rate changes on cash flows..............   (1,210)   (1,365)
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   (2,395)    5,403
Cash and cash equivalents at beginning of the period.......   32,358    25,298
                                                            --------  --------
Cash and cash equivalents at end of the period............. $ 29,963  $ 30,701
                                                            ========  ========

--------
(1) Includes initial public offering costs of $3.3 million paid in the nine months ended January 31, 1999.

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

 Basis of Presentation

  The consolidated balance sheet as of January 31, 1999, the consolidated statements of income for the three months and nine months ended January 31, 1999 and 1998 and the consolidated statements of cash flows for the nine months ended January 31, 1999 and 1998 are unaudited. These consolidated financial statements include the accounts of Korn/Ferry International, all of its wholly owned domestic and international subsidiaries, and affiliated companies in which the Company has effective control (collectively, the "Company") and include all adjustments, consisting of normal recurring accruals and any other adjustments which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistent with the accounting policies described in the Company's Registration Statement on Form S-1 (File No. 333-61697) as declared effective by the Securities and Exchange Commission ("SEC") on February 10, 1999 and should be read in conjunction therewith.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

Note 2. Basic and Diluted Earnings Per Share

  Basic earnings per common share ("basic EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share ("diluted EPS") was determined by dividing the net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income) and denominator (shares) used in the computation of basic and diluted EPS:

                               Three months ended January 31,             Nine months ended January 31,
                          ----------------------------------------- -----------------------------------------
                                  1999                 1998                 1999                 1998
                          -------------------- -------------------- -------------------- --------------------
                                         Per                  Per                  Per                  Per
                                        Share                Share                Share                Share
                          Income Shares Amount Income Shares Amount Income Shares Amount Income Shares Amount
                          ------ ------ ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
Basic EPS
Income available to
 common shareholders....  $5,105 26,498 $0.19  $1,587 21,906 $0.07  $6,478 26,171 $0.25  $4,025 21,571 $0.19
                                        =====                =====                =====                =====
Effect of Dilutive
 Securities
Shareholder common stock
 purchase commitments...            525                  337                  514                  258
Phantom stock units.....                           40  1,207                  255           121  1,230
Stock appreciation
 rights.................                            4    417                  101            11    417
                          ------ ------        ------ ------        ------ ------        ------ ------
Diluted EPS
Income available to
 common shareholders
 plus assumed
 conversions............  $5,105 27,023 $0.19  $1,631 23,867 $0.07  $6,478 27,041 $0.24  $4,157 23,476 $0.18
                          ====== ====== =====  ====== ====== =====  ====== ====== =====  ====== ====== =====

  The share amounts in the table above reflects a 4 to 1 stock split approved by the Board of Directors on July 24, 1998. The Company filed an amendment to the existing Articles of Incorporation to increase the authorized capital stock and effect the 4 to 1 split of the Common Stock on February 10, 1999. The financial statements have been retroactively restated for the effects of this transaction.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

Note 3. Comprehensive income

  The Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," in the fiscal year ended April 30, 1998. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). SFAS 130 requires disclosure of the components of comprehensive income in interim periods.

  Total comprehensive income is as follows:

                                        Three Months Ended   Nine Months Ended
                                            January 31,         January 31,
                                        -------------------  ------------------
                                          1999      1998       1999      1998
                                        --------- ---------  --------  --------
   Net income.......................... $  5,105  $   1,587  $  6,478  $  4,025
   Foreign currency translation........   (1,527)    (2,065)   (2,091)   (2,590)
   Income tax benefit..................      634        975       879     1,224
                                        --------  ---------  --------  --------
   Comprehensive income................   $4,212  $     497  $  5,266  $  2,659
                                        ========  =========  ========  ========

Note 4. Non-recurring charges

  Non-recurring charges aggregating $8.4 million were recognized in the three months ended January 31, 1999. These charges consist of severance and benefit costs related to staff downsizing, modification to existing stock repurchase agreements, the resignation of Michael D. Boxberger as President and Chief Executive Officer of the Company in December 1998, and office rationalization costs.

  The Company recently completed an evaluation of its worldwide operations and revenues, compensation costs and other operating expenses for each of its offices and geographic locations. The Company conducted the evaluation in order to identify, and eventually eliminate, existing inefficiencies and excess costs and to better align and enhance the competitive position of the Company within each region. The Company assessed staff levels and office needs based on individual performance and the economic conditions and the outlook in each region. The Company has identified approximately 40 employees that will be, or have been, terminated and a few underperforming European offices that will be downsized or relocated to more efficient premises. As a result of this analysis, a charge to earnings of approximately $5.2 million for severance and benefit costs related to staff downsizing was recognized in compensation and benefits expense in the three months ended January 31, 1999. This expense is comprised of a $3.2 million non-cash charge to earnings related to the release of existing book value stock repurchase requirements for nine terminated employees and $2.0 million for severance and benefit payments for approximately 26 employees, of which $0.6 million was paid as of January 31, 1999. The Company expects to finalize the severance and benefits charge to earnings in the fourth quarter and estimates an additional charge to earnings of $1.2 million to $1.6 million. The Company also recognized a charge of $0.6 million, of which $0.2 million was paid as of January 31, 1999, for lease renegotiation and other relocation costs included in general and administrative expense for the three months and nine months ended January 31, 1999. The Company believes these non-recurring charges will not not impact cash flows beyond fiscal 2000.

  In connection with the resignation of Michael D. Boxberger, the Company recognized a charge of $2.6 million included in compensation and benefits expense. This charge is comprised of $1.5 million for compensation and other amounts payable over the next ten months, of which $0.2 million was paid as of January 31, 1999 and a $1.1 million non-cash charge to earnings representing the difference between the then current book value and the appraised value of 165,168 common shares he retained subsequent to his resignation.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

Note 5. Subsequent events

  On February 10, 1999, the following events occurred: (a) the SEC declared effective the Company's Registration Statement on Form S-1 (File No. 333-61697) relating to the public offering of 11.8 million shares of the Company's common stock, (b) the Company's Amended and Restated Articles of Incorporation became effective upon their filing with the California Secretary of State, (c) the underwriters commenced the public offering and (d) the Company's Amended and Restated Bylaws became effective. The Company's common stock began trading on the New York Stock Exchange on February 11, 1999 under the symbol "KFY."

  On February 17, 1999, the Company completed the public offering of an aggregate of 11.8 million shares of common stock at $14.00 per share, of which approximately 10.0 million shares were offered by the Company and approximately 1.8 million shares were offered by selling shareholders, resulting in net proceeds (after deducting underwriting discounts and other expenses payable by the Company) of $130.8 million to the Company and $24.4 million to the selling shareholders. The Company also received approximately $3.0 million from the repayment by certain selling shareholders of loans from the Company to those selling shareholders. The Company used approximately $14.4 million of the net proceeds to repay its term loan and all outstanding indebtedness under the Company's credit facilities, including amounts borrowed subsequent to January 31, 1999, approximately $32.8 million to complete the redemption by the Company of certain shares of its capital stock, including shares owned by certain shareholders under the terms of a 1994 stock redemption agreement and the outstanding shares of Series A and B preferred stock, and approximately $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights. The remaining proceeds will be used for possible future acquisitions, working capital and general corporate purposes, including the expansion of Futurestep, the Company's Internet-based search service, and continued development of technology, information systems and infrastructure. The Company has currently invested the remaining proceeds in short-term high grade commercial paper, bonds, and other securities.

  The Company recognized a non-recurring compensation and benefits expense of $77.0 million in the fourth quarter, at the completion of the public offering, comprised of (a) $45.4 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the public offering and the fair market value of the shares at the date of grant, (b) $27.3 million from the completion of the redemption by the Company of certain shares of its capital stock, including the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. As a result, the Company will report a substantial net loss for fiscal 1999 after giving effect to these expenses and charges.

  Upon consummation of the public offering, the Company's revised compensation program became effective for the fiscal year commencing May 1, 1998. The revised compensation program is intended to reduce the amount of consultants' annual cash performance bonus payments and provides for the issuance of options to purchase up to 7.0 million shares of Common Stock at the market value at the time of the grant. Compared to the prior program, the revised compensation program results in a reduction in bonus expense of $15.6 million for the nine months ended January 31, 1999, of which $10.2 million was accrued as of October 31, 1998.

  On February 12, 1999, the Company entered into a $50.0 million credit facility with Mellon Bank, N.A. and Bank of America National Trust and Savings Association that replaced the Company's existing line of credit. The new credit facility is a three year, unsecured revolving credit facility and includes a standby letter of credit subfacility. Interest rates on outstanding borrowings will be at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. As of March 26, 1999, there were no outstanding borrowings under the revolving line of credit.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Korn/Ferry International is the world's largest executive search firm and has the broadest global presence in the industry with 399 consultants based in 71 offices across 41 countries. Korn/Ferry's clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the searches performed by the Company in fiscal 1998 were for board level, chief executive and other senior executive officer positions and approximately 43% of the Company's 3,750 clients were Fortune 500 companies. The Company has established strong client loyalty; more than 80% of the search assignments it performed in fiscal 1998 were on behalf of clients for whom it had conducted multiple assignments over the last three fiscal years.

  On February 17, 1999, the Company completed the public offering of 11.8 million shares of its common stock at $14.00 per share, approximately 10.0 million of which were sold by the Company, with the balance sold by certain selling shareholders of the Company. Net proceeds received by the Company from the offering were approximately $130.8 million. See "Recent Events" at page 15.

  Upon consummation of the public offering, the Company's revised compensation program became effective for the fiscal year commencing May 1, 1998. The revised compensation program is intended to reduce the amount of consultants' annual cash performance bonus payments and provides for the issuance of options to purchase up to 7.0 million shares of Common Stock at the market value at the time of the grant. Compared to the prior program, the revised compensation program results in a reduction in bonus expense of $15.6 million for the nine months ended January 31, 1999, of which $10.2 million was accrued as of October 31, 1998.

  In May 1998, the Company introduced its Internet-based service, Futurestep.com (Futurestep). Futurestep combines Korn/Ferry's search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. Futurestep's operating losses approximated $0.7 million for fiscal 1998 and $10.5 million for the nine months ended January 31, 1999 and are primarily related to compensation expense, start-up costs and advertising expense to promote and expand the business rollout. The Company believes Futurestep will generate operating losses through at least the end of fiscal 2000. On March 5, 1999, the Company completed its national rollout of Futurestep expanding into the Midwest and Southwest regions of the United States. Approximately 220,000 candidates worldwide had completed a detailed on-line profile at the completion of the national rollout. Futurestep plans to expand in other selected foreign markets through fiscal year 2000.

  The Company and Futurestep are in the first year of a three-year contract for an exclusive alliance with The Wall Street Journal, which provides the Company with reduced advertising rates, requires the purchase by Futurestep of a minimum amount of print and on-line advertising and permits the use of The Wall Street Journal name in connection with promotion of the Futurestep service. The contract requires the Company and Futurestep to purchase from The Wall Street Journal a minimum of $2.9 million, $3.4 million and $4.4 million of print and on-line advertising in the first, second and third year of the contract, respectively. From the beginning of the contract in June 1998 through January 31, 1999, the Company and Futurestep purchased $2.2 million of advertising.

  If Futurestep ceases its operations or certain services prior to June 9, 1999, the Company and Futurestep would be obligated to pay The Wall Street Journal any unpaid remainder of the first year annual minimum payment amount. The Wall Street Journal may terminate the contract at any time if (a) the Company or Futurestep breach a material provision of the contract, (b) there is an effective change in control of the Company or Futurestep (other than pursuant to a registered offering) or (c) any party to the contract is adjudged to be insolvent or bankrupt. If the contract terminates for any of these reasons during the initial three-year term, the Company and Futurestep would be obligated to pay any unpaid remainder of the annual minimum payment amount for the year in which termination occurs plus an additional $2.5 million.

  As the largest global executive search firm, the Company believes it has the resources to be one of the leaders in the consolidation of the highly fragmented search industry. The Company frequently evaluates opportunities to expand its business through acquisitions, and from time to time, the Company engages in discussions with potential targets. Since fiscal 1993, the Company has completed six acquisitions, including recent acquisitions in France and Switzerland. The Company views strategic acquisitions as a key component of its long term growth strategy and intends to pursue future acquisition opportunities.

Results of Operations

  The following table summarizes the results of the Company's operations for the three months and nine months ended January 31, 1999 and 1998 as a percentage of net revenues.

                                               Three Months      Nine Months
                                                   Ended            Ended
                                                January 31,      January 31,
                                               ---------------   -------------
                                                1999     1998    1999    1998
                                               ------   ------   -----   -----
   Net revenues...............................    100%     100%    100%    100%
   Compensation and benefits..................     58       64      63      67
   General and administrative expenses........     30       30      30      27
   Operating profit(1)........................     12        6       7       6
   Net income.................................      6        2       2       2

--------
(1) For the three months and nine months ended January 31, 1999, operating profit as a percentage of net revenues is 15% and 14%, respectively, excluding Futurestep, non-recurring charges of $8.4 million and the $10.2 million reduction in accrued bonus expense for the six months ended October 31, 1998 included in the three months ended January 31, 1999. Futurestep losses were $3.4 million and $10.5 million in the three months and nine months ended January 31, 1999.

  The Company experienced growth in total revenues in all geographic regions for the three months ended January 31, 1999 except for Latin America. For the nine months ended January 31, 1999, all regions reported an increase in total revenues except for Asia/Pacific. The Company includes revenues generated from its Mexican operations with the results for Latin America. Futurestep revenues of $1.6 million and $2.3 million for the three months and nine months ended January 31, 1999, respectively, are included in North America.

                         Three Months Ended January 31,    Nine Months Ended January 31,
                         --------------------------------  ------------------------------
                              1999             1998             1999            1998
                         ---------------  ---------------  --------------  --------------
                          Dollars    %     Dollars    %     Dollars   %     Dollars   %
                         --------- -----  --------- -----  --------------  --------------
North America...........   $49,546    54%   $42,868    52% $ 146,528   53% $ 115,294   50%
Europe..................    26,517    29     23,782    29     79,216   29     63,651   28
Asia/Pacific............     9,251    10      8,022    10     26,040    9     27,063   12
Latin America...........     6,847     7      7,951     9     24,139    9     23,750   10
                           ------- -----    ------- -----  --------- ----  --------- ----
 Total revenues.........   $92,161   100%   $82,623   100% $ 275,923  100% $ 229,758  100%
                           ======= =====    ======= =====  ========= ====  ========= ====

 Non-recurring Charges

  Non-recurring charges aggregating $8.4 million were recognized in the three months ended January 31, 1999. These charges consist of severance and benefit costs related to staff downsizing, modification to existing stock repurchase agreements, the resignation of Michael D. Boxberger as President and Chief Executive Officer of the Company in December 1998, and office rationalization costs.

  The Company recently completed an evaluation of its worldwide operations and revenues, compensation costs and other operating expenses for each of its offices and geographic locations. The Company conducted the evaluation in order to identify, and eventually eliminate, existing inefficiencies and excess costs and to better align and enhance the competitive position of the Company within each region. The Company assessed staff levels and office needs based on individual performance and the economic conditions and the outlook in each region. The Company has identified approximately 40 employees that will be, or have been, terminated and a few underperforming European offices that will be downsized or relocated to more efficient premises. As a result of this analysis, a charge to earnings of approximately $5.2 million for severance and benefit costs related to staff downsizing was recognized in compensation and benefits expense in the three months ended January 31, 1999. This expense is comprised of a $3.2 million non-cash charge to earnings related to the release of existing book value stock repurchase requirements for nine terminated employees and $2.0 million for severance and benefit payments for approximately 26 employees, of which $0.6 million was paid as of January 31, 1999. The Company expects to finalize the severance and benefits charge to earnings in the fourth quarter and estimates an additional charge to earnings of $1.2 million to $1.6 million. The Company also recognized a charge of $0.6 million, of which $0.2 million was paid as of January 31, 1999, for lease renegotiation and other relocation costs included in general and administrative expense for the three months and nine months ended January 31, 1999. The Company believes these non-recurring charges will not impact cash flows beyond fiscal 2000.

  In connection with the resignation of Michael D. Boxberger, the Company recognized a charge of $2.6 million included in compensation and benefits expense. This charge is comprised of $1.5 million for compensation and other amounts payable over the next ten months, of which $0.2 million was paid as of January 31, 1999 and a $1.1 million non-cash charge to earnings representing the difference between the then current book value and the appraised value of 165,168 common shares he retained subsequent to his resignation.

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998

 Total Revenues

  Total revenues increased $9.6 million, or 11.5%, to $92.2 million for the three months ended January 31, 1999 from $82.6 million for the three months ended January 31, 1998. The increase in total revenues was primarily attributable to a 10% increase in the average number of consultants and a 7% increase in the number of engagements, and revenues from Futurestep in the current three month period.

  In North America, total revenues, including Futurestep revenues of $1.6 million in the current three month period, increased $6.6 million, or 15.6% (11.9% excluding Futurestep), to $49.5 million for the three months ended January 31, 1999 from $42.9 million for the three months ended January 31, 1998. Total revenues in Europe increased $2.7 million, or 11.5%, to $26.5 million for the three months ended January 31, 1999 from $23.8 million for the comparable prior year period. In Asia/Pacific, total revenues increased $1.3 million, or 15.3%, to $9.3 million for the current three month period from $8.0 million for the three months ended January 31, 1998. Total revenues declined $1.2 million in Latin America, or 13.9%, to $6.8 million for the three months ended January 31, 1999 from $8.0 million for the comparable prior year period.

  Total revenue growth in North America and Asia/Pacific was attributable mainly to a 10% and 5% increase, respectively, in the average number of consultants and an increase of 14% and 8%, respectively, in the number of engagements. The growth in total revenues also reflects the addition of revenues from two offices in North America that were opened in fiscal 1998 and revenues of $1.6 million from Futurestep for the three months ended January 31, 1999. The growth in total revenues in Europe for the three months ended January 31, 1999 primarily reflects the additional revenues generated from acquisitions of businesses in France and Switzerland completed in the first quarter of fiscal 1999 and two offices that were opened in fiscal 1998. The decline in total revenues for Latin America for the three months ended January 31, 1999 as compared to the three months ended January 31, 1998 was attributable to continued economic uncertainty in this region, primarily in Brazil. The Company believes Latin America total revenues in the fourth quarter of fiscal 1999 may continue to decline in that region but the impact on the Company's total revenues is not expected to be significant.

 Compensation and Benefits

  Compensation and benefits, increased $0.4 million, or 1%, to $51.3 million for the three months ended January 31, 1999 from $50.9 for the comparable period ended January 31, 1998. The current year three month period includes $7.8 million of non-recurring charges previously discussed offset by a reduction in bonus expense of $15.6 million. The reduction in bonus expense results from implementation of the Company's revised compensation program in the third quarter, effective as of May 1, 1998, and includes a $10.2 million credit related to bonus expense accrued as of October 31, 1998. As a result, compensation and benefits as a percentage of net revenues in the three months ended January 31, 1999 decreased to 58% from 64% in the three months ended January 31, 1998. Excluding the non-recurring charges, the $10.2 million credit and Futurestep expenses, compensation and benefits increased $2.7 million due primarily to a 10% and 15% increase in the average number of consultants and average total headcount for the three months ended January 31, 1999 over the comparable period in 1998 and Futurestep compensation and benefits expense of $1.9 million in the three months ended January 31, 1999, offset by the favorable impact of the new compensation program of $5.4 million in the current year three month period.

 General and Administrative Expenses

  General and administrative expenses consist of occupancy expense associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $2.9 million, or 12%, to $26.2 million in the three months ended January 31, 1999 from $23.3 million for the comparable period ended January 31, 1998. This increase was attributable largely to Futurestep expenses of $3.1 million, primarily related to business development in the current three month period and a non-recurring charge of $0.6 million, previously discussed, partially offset by a decrease in other business development expenses. As a percentage of net revenues, general and administrative expenses, excluding Futurestep related revenues and expenses and the non-recurring charge, declined to 25.9% for the three months ended January 31, 1999 from 29.4% for the comparable period in 1998. The decrease primarily reflects the larger percentage increase in revenues in the current year three month period.

 Operating Profit

  Operating profit includes interest income and other income. Operating profit increased $6.0 million in the three months ended January 31, 1999, to $11.1 million, or 12% of net revenues from $5.1 million, or 6% of net revenues in the prior year three month period. For the three months ended January 31, 1999, operating profit included Futurestep losses of $3.4 million, a non-recurring charge of $8.4 million, previously discussed, and a lower level of bonus expense attributable to the new compensation plan of $15.6 million, of which $10.2 million was accrued as of October 31, 1998. Excluding all of these items, operating profit in the three months ended January 31, 1999 is 8% of net revenues.

  Operating margins increased in all the geographic regions in the three months ended January 31, 1999 compared to the year ago three month period due primarily to the $15.6 million favorable impact from implementation of the new compensation program offset by the non-recurring charge of $8.4 million and Futurestep losses of $3.4 million in the current three month period. Excluding these items, the operating margin would still have increased in all geographic regions but to a lesser degree. North America, Europe and Asia/Pacific operating margins positively reflect the increase in revenues discussed above. Improvement realized in the Latin American margin is attributable primarily to aggressive cost containment in anticipation of the decline in revenues previously discussed.

 Interest Expense

  Interest expense increased $0.3 million to $1.3 million for the three months ended January 31, 1999 from $1.0 million for the three months ended January 31, 1998. The increase in interest expense for the current three month period reflects the Company's increased borrowings under Company-owned life insurance
(COLI) policies offset by a lower average outstanding long-term debt balance.

 Provision for Income Taxes

  The provision for income taxes increased $2.1 million to $4.0 million for the three months ended January 31, 1999 from $1.9 million for the comparable period ended January 31, 1998. The effective tax rate was 41% for the current year three month period as compared to 47% for the prior year three month period. The reduction in the effective tax rate resulted primarily from a decrease in foreign cash remittances which are treated as taxable income in the United States when received.

Nine Months Ended January 31, 1999 Compared to Nine Months Ended January 31,
1998

 Total Revenues

  Total revenues increased $46.1 million, or 20%, in all geographic regions except Asia/Pacific, to $275.9 million for the nine months ended January 31, 1999 from $229.8 million for the nine months ended January 31, 1998. The increase in total revenues was primarily attributable to a 12% increase in the average number of consultants and an 11% increase in number of engagements in the current year nine month period.

  In North America, total revenues increased $31.2 million, or 27%, to $146.5 million for the nine months ended January 31, 1999 from $115.3 million for the nine months ended January 31, 1998. In Europe, total revenues increased $15.5 million, or 24%, to $79.2 million for the nine months ended January 31, 1999 from $63.7 million for the comparable period ended January 31, 1998. Total revenues in Latin America increased $0.3 million, or 2%, to $24.1 million for the nine months ended January 31, 1999 from $23.8 million for the comparable period ended January 31, 1998. Total revenues declined $1.1 million in Asia/Pacific, or 4%, to $26.0 million for the nine months ended January 31, 1999 from $27.1 million for the nine months ended January 31, 1998.

  Total revenue growth in North America, Europe and Latin America was attributable largely to a 10%, 12%, and 14% increase, respectively, in the average number of consultants in the respective regions. In North America, the growth in total revenues also reflects a 20% increase in the number of engagements, a 6% increase in the average fee per engagement, the addition of revenues from two offices in North America that were opened in fiscal 1998 and revenues of $2.3 million from Futurestep for the nine months ended January 31, 1999. The growth in total revenues in Europe for the nine months ended January 31, 1999 was also driven by a 15% increase in the number of engagements largely resulting from acquisitions of businesses in France and Switzerland completed in the first quarter of fiscal 1999, two new offices that were opened in fiscal 1998 and a 9% increase in average fee per engagement. The growth in total revenues in Latin America was primarily attributable to additional revenues generated from one additional office that was opened in fiscal 1998 and strong performance in Mexico offset by continued economic uncertainty in the region (primarily Brazil) in the most recent three month period. The decline in total revenues for Asia/Pacific in the nine months ended January 31, 1999 was attributable to the continued economic uncertainty in the region. Due to recent economic improvements in the region, the Company believes that total revenues may have stabilized.

 Compensation and Benefits

  Compensation and benefits increased $20.6 million, or 14%, to $167.7 million for the nine months ended January 31, 1999 from $147.1 million for the comparable period ended January 31, 1998. In the nine months ended January 31, 1999, compensation and benefits includes Futurestep expenses of $3.7 million and non-recurring charges of $7.8 million offset by a $15.6 million decrease in bonus expense accrued under the Company's revised compensation program compared to the previous compensation program. The revised compensation program was implemented in the current three month period effective as of the beginning of fiscal 1999. These items resulted in a net credit in the current nine month period of $4.1 million and contributed significantly to the decrease in compensation and benefits as a percentage of net revenues to 63% in the nine months ended January 31, 1999 from 67% in the nine months ended January 31, 1998.

 General and Administrative Expenses

  General and administrative expenses increased $19.0 million, or 32%, to $78.2 million in the nine months ended January 31, 1999 from $59.2 million for the comparable period ended January 31, 1998. As a percentage of net revenues, general and administrative expense increased to 29.6% in the current year nine month period from 26.9% in the comparable prior year nine month period. This increase is primarily related to Futurestep expenses of $9.0 million, of which approximately $8.0 million related to business development, and $0.6 million of non-recurring charges, previously discussed, in the current year nine month period. Excluding the Futurestep expenses and the non-recurring charges, general and administrative expenses, as a percentage of net revenues, declined slightly to 26.2% in the nine months ended January 31, 1999 from 26.9% in the year ago nine month period. The decrease was primarily due to the relatively higher percentage increase in revenues and elimination of excess costs in the current nine month period.

 Operating Profit

  Operating profit includes interest income and other income. For the nine months ended January 31, 1999, operating profit also includes Futurestep losses of $10.5 million, non-recurring charges of $8.4 million and a lower level of bonus expense attributable to the revised compensation program of approximately $15.6 million. Operating profit in the nine months ended January 31, 1999 increased $5.0 million, to $18.4 million, or 7% of net revenues from $13.4 million, or 6% of net revenues, in the comparable prior year nine month period. For the nine months ended January 31, 1999, operating margins increased across all regions compared to the same nine month period in fiscal 1998 due to the increase in revenues discussed above and the reduced level of bonus expense that substantially offset the Futurestep losses and the non-recurring charges.

  North America and Latin America contributed over 80% of consolidated operating profit excluding Futurestep losses in the nine months ended January 31, 1999 and 1998. The North American region, excluding Futurestep losses, contributed approximately 57% of the Company's operating profit for the nine months ended January 31, 1999 and 1998 while the Latin America region contribution decreased to 25% for the nine months ended January 31, 1999 compared to 36% in the same nine month period in the prior year. The European region contributed approximately 10% to the Company's operating profit for the nine months ended January 31, 1999 compared to 2% in the comparable period of fiscal year 1998. Operating profit contributed by Asia/Pacific increased to 7% for the nine months ended January 31, 1999 from 5% in the nine months ended January 31, 1998.

 Interest Expense

  Interest expense increased $1.2 million to $3.9 million for the nine months ended January 31, 1999 from $2.7 million for the nine months ended January 31, 1998. The increase in interest expense for the current nine month period reflects the Company's increased borrowings under COLI policies and the Company's credit facility.

 Provision for Income Taxes

  The provision for income taxes increased $1.1 million to $6.1 million for the nine months ended January 31, 1999 from $5.0 million for the comparable prior year period. The effective tax rate was 42% for the current year nine month period as compared to 47% for the prior year nine month period. The reduction in the effective tax rate resulted primarily from a decrease in foreign cash remittances which are treated as taxable income in the United States when received.

Recent Events

  On February 17, 1999, the Company completed the public offering of an aggregate of 11.8 million shares of common stock at $14.00 per share, of which approximately 10.0 million shares were offered by the Company and approximately 1.8 million shares were offered by selling shareholders, resulting in net proceeds (after deducting underwriting discounts and other expenses payable by the Company) of $130.8 million to the Company and $24.4 million to the selling shareholders. The Company also received approximately $3.0 million from the repayment by certain selling shareholders of loans from the Company to those selling shareholders. The Company used approximately $14.4 million of the net proceeds to repay its term loan and all outstanding indebtedness under the Company's credit facilities, including amounts borrowed subsequent to January 31, 1999, approximately $32.8 million to complete the redemption by the Company of certain shares of its capital stock, including shares owned by certain shareholders under the terms of a 1994 stock redemption agreement and the outstanding shares of Series A and B preferred stock, and approximately $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights. The remaining proceeds will be used for possible future acquisitions, working capital and general corporate purposes, including the expansion of Futurestep, and continued development of technology, information systems and infrastructure. The Company has currently invested the remaining proceeds in short-term high grade commercial paper, bonds, and other securities.

Liquidity and Capital Resources

  The Company finances operating expenditures primarily through cash flows from operations and maintains a line of credit to manage timing differences between cash receipts and disbursements. During the nine months ended January 31, 1999 and 1998, cash provided by operating activities was $13.7 million and $12.2 million, respectively. Included in the operating cash flows for the nine months ended January 31, 1999, was approximately $1.0 million of cash used for non-recurring items consisting of severance and benefit payments related to staff downsizing, modification to existing stock repurchase agreements and office rationalization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Non-recurring Charges."

  As of January 31, 1999, the Company had a $4.0 million outstanding term loan, maturing in November 2002, and outstanding borrowings of $4.0 million under the revolving line of credit. The Company repaid these borrowings and subsequently incurred borrowings in an aggregate amount of $14.4 million with proceeds received from the offering in February 1999. To provide additional liquidity, the Company obtained a $50.0 million credit facility with Mellon Bank, N.A. and Bank of America National Trust and Savings Association to replace the existing line of credit. The credit facility is a three year unsecured revolving facility and includes a standby letter of credit subfacility. Outstanding borrowings will bear interest at various rates based on either a LIBOR index or the bank's prime lending rate, as determined at the Company's option. The financial covenants include a minimum tangible net worth, a maximum leverage ratio and interest coverage ratios and customary events of default. As of March 26, 1999, the Company had no outstanding balance on the credit facility.

  Capital expenditures totaled $6.2 million and $7.0 million for the nine months ended January 31, 1999 and 1998, respectively. These expenditures consisted primarily of upgrades to information systems, purchases of office equipment and leasehold improvements. Although capital expenditures declined $0.8 million in the nine months ended January 31, 1999 compared to the prior year nine month period, the Company expects to maintain capital expenditures in fiscal 1999 at the fiscal 1998 level to support office expansion and technology investments. In addition, the Company plans to initiate the installation of a new financial system in fiscal 2000 with an expected installation cost of approximately $10.0 million over the next two fiscal years.

  Included in cash flows from investing activities are premiums paid on COLI contracts. The Company purchases COLI contracts to provide a funding vehicle for anticipated payments due under its deferred executive compensation programs. Premiums on these COLI contracts were $12.6 million and $9.3 million for the nine months ended January 31, 1999 and 1998, respectively. Generally, the Company borrows against the available cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes. The increase in premium payments in the current year nine month period is attributable to purchases of additional policies for new and existing participants in late fiscal 1998.

  On May 1, 1998, the Company acquired the assets and liabilities of Didier Vuchot & Associates in France for approximately $6.0 million in cash, notes and mandatorily redeemable stock of a subsidiary of the Company. On June 1, 1998, the Company acquired all of the outstanding shares of two firms in Switzerland in a combined transaction for $3.6 million payable in cash, notes and mandatorily redeemable common stock of the Company. These acquisitions resulted in a net cash outflow of $1.3 million, comprised of a $2.5 million cash payment offset by $1.2 million of cash acquired.

  On February 29, 1996, the Company divested its 47% interest in Strategic Compensation Associates for a cash payment of $357,000 and $3.2 million of notes receivable in six equal annual installments with interest. The outstanding balance at December 31, 1998 was paid in full, resulting in a net cash inflow of $2.3 million in the nine months ended January 31, 1999.

  Cash provided by financing activities was approximately $1.2 million and $8.9 million during the nine months ended January 31, 1999 and 1998, respectively, which included borrowings under COLI contracts of $3.5 million and $4.1 million and proceeds from sales of common stock of the Company to newly hired and promoted consultants and payments on the related promissory notes of $5.9 million and $4.5 million, respectively. Additionally, the Company paid $6.1 million and $1.8 million to repurchase common stock of the Company in the nine months ended January 31, 1999 and 1998, respectively. Included in the purchase of common stock in the nine months ended January 31, 1999 was approximately $1.5 million for approximately

1.0 million shares acquired from the nine employees that were terminated and approximately $0.6 million for approximately 0.2 million shares acquired from Michael D. Boxberger, with a resulting charge to earnings included in compensation and benefits expense of approximately $4.3 million for these transactions.

  Total outstanding borrowings under life insurance policies were $41.2 million and $32.5 million for the nine months ended January 31, 1999 and 1998, respectively. Such borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

  The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from the offering will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Year 2000 Compliance

  The Company's Year 2000 compliance risk analysis and contingency plans are unchanged from those described in detail in the Company's Registration Statement on Form S-1 declared effective by the SEC on February 10, 1999. In summary, the Company has completed its assessment of its principal computer systems, network elements, software applications and other business systems and is in the process of assessing Year 2000 issues related to its third party vendors. The Company believes this assessment will be completed in fiscal 1999. The Company has not yet estimated all costs relating to the Year 2000 issues, but expects to incur $500,000 in fiscal 1999 to resolve Year 2000 issues of which $30,000 was spent as of January 31, 1999. The costs relating to the Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates.

Currency Market Risk

  Historically, the Company has not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which Korn/Ferry offices are located and investment of excess cash balances in US dollar demoninated accounts.

Euro Conversion

  As of January 1, 1999, several member countries of the European union established fixed conversion rates among their existing local currencies, and adopted the Euro as their new common legal currency. The Euro trades on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period which expires January 1, 2002. The conversion to the Euro has not had a significant impact on the Company's operations to date.

Recently Issued Accounting Standards

  During 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 1999 and will be adopted by the Company as of May 1, 2000. It is not expected that the adoption of this standard will have any impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

Forward-looking statements

  This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to , the Company's management. Such statements include those regarding general economic and executive search industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

  Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include dependence on attracting and retaining qualified executive search consultants, portability of client relationships, maintenance of professional reputation and brand name, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, risks related to the development and growth of Futurestep, reliance on information processing systems and the impact of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's Registration Statement on Form S-1 (File No. 333-61697) as declared effective by the SEC on February 10, 1999.

PART II. OTHER INFORMATION

Item 2. Changes In Securities and Use of Proceeds

Recent Sales of Unregistered Securities

  Under the Company's Interim Executive Participation Program, the Company offered shares of Common Stock at a purchase price equal to the fair market value, estimated by the Company as of December 31, 1998, to certain employees promoted to vice president and other persons hired as vice presidents of the Company after August 17, 1998. Pursuant to such program, on December 31, 1998, the Company sold approximately 252,844 shares for an aggregate of approximately $2.5 million for which exemption from registration under the Securities Act is claimed under Rule 701 promulgated under Section 3(b) of the Securities Act.

Use of Proceeds

  On February 17, 1999, the Company completed the public offering of an aggregate of 11.8 million shares of common stock at $14.00 per share, of which approximately 10.0 million shares were offered by the Company and approximately 1.8 million shares were offered by selling shareholders, resulting in net proceeds (after deducting underwriting discounts and other expenses payable by the Company) of $130.8 million to the Company and $24.4 million to the selling shareholders. The Company also received approximately $3.0 million from the repayment by certain selling shareholders of loans from the Company to those selling shareholders. The Company used approximately $14.4 million of the net proceeds to repay its term loan and all outstanding indebtedness under the Company's credit facilities, including amounts borrowed subsequent to January 31, 1999, approximately $32.8 million to complete the redemption by the Company of certain shares of its capital stock including shares owned by certain shareholders under the terms of a 1994 stock redemption agreement and the outstanding shares of Series A and B preferred stock, and approximately $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights. The remaining proceeds will be used for possible future acquisitions, working capital and general corporate purposes, including the expansion of Futurestep, and continued development of technology, information systems and infrastructure. The Company has currently invested the remaining proceeds in short-term high grade commercial paper, bonds, and other securities.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

   27.1 Financial Data Schedule

  (b) Reports on Form 8-K

  The Company filed a Form 8-K dated February 22, 1999 subsequent to the quarter ended January 31, 1999 with respect to the effective commencement and completion date of the public offering and the effective date of the Company's Amended and Restated Articles of Incorporation and the Company's Amended and Restated Bylaws in addition to the new credit facility.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  March 26, 1999.

                                          KORN/FERRY INTERNATIONAL
                                                (Registrant)

                                          By:/s/ Elizabeth S.C.S. Murray
                                             ----------------------------------
                                                 Elizabeth S.C.S. Murray
                                               Chief Financial Officer and
                                                Executive Vice President