Form 10-K
period 1999-04-30
KORN FERRY INTERNATIONAL
filed 1999-07-28
CIK 56679

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended April 30, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission File Number 001-14505

                               ----------------

                           KORN/FERRY INTERNATIONAL
            (Exact Name of Registrant as Specified in its Charter)

                California                                    95-2623879
       (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or Organization)                  Identification Number)

       1800 Century Park East, Suite 900, Los Angeles, California 90067
              (Address of principal executive offices) (Zip code)

                                (310) 843-4100
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on which
              Title of each class                         registered
              -------------------               ------------------------------
          Common Stock, no par value               New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares outstanding of the Company's Common Stock as of July 23, 1999 was 35,632,610 shares. The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on July 23, 1999 (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) was approximately $454,767,381, based upon the closing market price of $14.13 on that date of a share of Common Stock as reported on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders scheduled to be held on September 22, 1999 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            KORN/FERRY INTERNATIONAL
  Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 1999

                                                                           Page
                                                                           ----
                                    PART I.

Item 1. Business.........................................................    3
Item 2. Properties.......................................................   11
Item 3. Legal Proceedings................................................   11
Item 4. Submission of Matters to a Vote of Security Holders..............   11
Executive Officers of the Registrant.....................................   12

                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   13
Item 6. Selected Financial Data..........................................   14
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   25
Item 8. Financial Statements and Supplementary Data......................   25
Item 9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   25

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant..............   26
Item 11. Executive Compensation..........................................   26
Item 12. Security Ownership of Certain Beneficial Owners and Management..   26
Item 13. Certain Relationships and Related Transactions..................   26

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
 K.......................................................................   27
(a)1. Index to Financial Statements
2. Financial Statement Schedule
3. Exhibits
(b)Reports on Form 8-K...................................................   29
Signatures...............................................................   30
Financial Statements and Financial Statement Schedule....................  F-1

                                    PART I.

Item 1. Business

General

   Korn/Ferry International ("KFY" or the "Company") is the world's largest executive search firm and has the broadest global presence in the executive search industry. KFY provides executive recruitment services exclusively on a retained basis and serves the global recruitment needs of its clients from middle to executive management. Co-founded by Richard M. Ferry, the Company's current Chair of the Board, the Company opened its first office in Los Angeles in 1969. Today, KFY has 425 consultants based in 71 offices across 40 countries. The Company believes that its global reputation, strong client relationships, executive recruitment expertise, innovation and technological focus provide the Company with distinct competitive advantages. Since fiscal 1994, the Company has generated revenues at a compound annual growth rate of 21%. In fiscal 1999, the Company had total revenues of $373.1 million and performed over 6,770 assignments for 4,151 clients, including approximately 43% of the Fortune 500. KFY's clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the searches performed by the Company in fiscal 1999 were for board level, chief executive and other senior executive positions. The Company has established strong client loyalty; more than 90% of the search assignments the Company performed in fiscal 1999 were on behalf of clients for which it had conducted multiple assignments over the last three fiscal years. In fiscal 1999, the Company reported a net operating loss of $50.4 million including: a non-recurring compensation and benefits expense upon completion of the Company's initial public offering of $79.3 million; costs, primarily severance and benefits expense, incurred to achieve operating efficiencies of $7.3 million; and compensation and benefits expense of $2.6 million related to the resignation of the former President and Chief Executive Officer.

   The Company believes it is an innovator in the executive search industry and forward-thinking in addressing the fundamental transformation of the marketplace caused by the combined impact of advanced technology and the Internet. In anticipation of these changing industry dynamics, and in response to clients' demand for middle-management recruitment services, the Company introduced Futurestep, its Internet-based search service, in May 1998. Futurestep combines the Company's search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. In fiscal 1999, Futurestep generated revenues of $4.4 million and operating losses of $12.6 million, primarily related to compensation and benefits expense, start-up costs and continued advertising expense to promote and expand Futurestep's national and global business roll-out. The Company believes Futurestep will generate operating losses through at least the end of fiscal 2000. In March 1999, the Company completed its roll-out of Futurestep in the United States with the addition of the Midwest and Southwest regions to Futurestep's East and West Coast operations. Futurestep launched its international roll-out in the United Kingdom and Canada in May and June 1999, respectively, and plans to expand in other selected foreign markets through fiscal 2000. Through June 1999, more than 326,000 candidates worldwide have completed a detailed on-line profile with Futurestep.

Executive Search Industry

   The executive search industry is separated into two distinct markets: retained search firms and contingency search firms.

   Retained search firms, like KFY, generally concentrate on searches for positions with annual compensation of $150,000 or more for large public and private corporations, government agencies, educational organizations and high growth start-up companies. Retained search firms also have the capability to provide their clients with local and international knowledge of the managerial market within their client's industry, as well as a sophisticated network of relevant industry contacts. Retained search firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled and bill for their services in three installments irrespective of whether a position has been filled.

   Contingency search firms generally concentrate on searches for positions with annual compensation of $150,000 or less. These firms are most commonly hired to fill middle and lower management positions of small to medium-sized companies. Unlike retained search firms, contingency search firms are compensated only when a position is filled. Accordingly, revenues generated by a contingency search firm typically are more volatile than revenues generated by a retained search firm. For this reason, contingency search firms often cannot invest as many resources as retained search firms in a search assignment. Contingency search firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled.

Industry Trends

   According to Kennedy Information, worldwide executive search industry revenues are expected to grow from approximately $3.5 billion in 1993 to $10.0 billion in 2000, a 16% compound annual growth rate. The Company's management believes that a number of favorable trends will contribute to the growth of the executive search industry, including: (i) the globalization of business;
(ii) the demand for managers with broader skills; (iii) the increasing outsourcing of recruitment functions; and (iv) the use of advanced technology to accelerate the identification and assessment of candidates.

   Globalization of Business--As the world markets continue to integrate into one global economy, more companies are required to supplement internal talent with experienced senior executives who can operate effectively in a global economy. The rapidly changing and competitive environment increasingly challenges multinational and local companies to identify qualified executives with the right combination of skills, experience and cultural compatibility. This globalization of business, including the expansion in new markets, has led companies to look beyond their particular region for management talent and to identify local executives in the regions where they are doing business.

   Demand for Managers with Broader Qualifications--The Company's recent global study, Developing Leadership for the 21st Century, indicates that companies are seeking broader qualifications for executive positions. In many instances, these candidates cannot be found within a client's organization despite training, rotation programs and succession planning. Thus, the Company expects that the executive search business will continue to grow as companies increasingly turn to executive search firms to identify qualified executives.

   Increasing Outsourcing of Recruitment Functions--Recent economic factors are requiring companies to focus on core competencies and to outsource recruitment functions to providers, such as KFY, who can efficiently provide high quality recruitment services. Moreover, the trend towards globalization and the current shortage of qualified management-level candidates have made identifying and recruiting exceptional candidates more difficult. Companies are increasingly relying on experienced global executive search firms to address their management recruitment needs. By hiring executive search firms, companies can expect to: (i) access a diverse and highly qualified field of candidates on an as-needed basis; (ii) reduce the costs required to maintain and train a recruiting department in a rapidly changing industry; (iii) benefit from the most updated information on the industry and specific geographic markets; (iv) access leading search technology and software; and
(v) maintain management focus on strategic business issues.

   Use of Advanced Technology--Technology is having an increasing impact on the search industry. Global systems and the ability to create comprehensive worldwide databases are fundamentally changing the search process and moving the emphasis of the search business from candidate identification to candidate assessment and placement. In addition, the Internet is creating efficient ways to identify and recruit from the broad middle-management market, with Internet technology expected to have applicability to executive recruitment in the near future. At the same time, new barriers to entry into the executive search industry are being created as these investments in information technology become critical to serve clients' needs globally.

Growth Strategy

   KFY's objective is to expand its leadership position as a preferred global executive search firm by offering a broad range of solutions to address its clients' management recruitment needs. The principal elements of the Company's strategy include: (i) leverage leadership in executive recruitment; (ii) expand into the middle-management market; (iii) pursue strategic acquisitions;
(iv) reinforce technological leadership; and (v) add new complementary services.

  Leverage Leadership in Executive Recruitment

   The Company's leadership in executive recruitment enables it to grow its business by increasing the number of search assignments it handles for existing clients. The Company's management also believes that there are significant opportunities to develop new clients by aggressively marketing its proven global search expertise. The Company has adopted a structured approach to expand and build relationships with new and existing clients. Through its ten specialty practice groups and broad global presence, the Company maintains an in-depth understanding of the market conditions and strategic and management issues facing clients. Annually, the Company's regions, offices, individual consultants and specialty practice groups identify existing and prospective clients with substantial needs for executive search services. The Company assembles teams of search consultants based on geographic, industry and functional expertise to focus on these clients.

   The Company has opened 12 offices in the last three fiscal years: Austin, Copenhagen, Helsinki, Istanbul, New Delhi, Rio de Janeiro, Seoul, Shanghai, Sherman Oaks, Stamford, Tysons Corner and Wellington. By leveraging its knowledge of the growing pool of local talent in each of the regions in which it operates, the Company is able to identify and place qualified candidates capable of effectively adapting to the local culture and successfully furthering the client's objectives. In addition, with the geographic expansion of advertised recruitment and Futurestep, the Company is leveraging its global network and search capabilities to meet the management recruitment needs of existing and potential clients.

  Expand into the Middle-Management Market

   In response to the growing client demand for middle-management recruitment, the Company is expanding its services to address this market. With its strong executive client relationships, advertised recruitment services and Futurestep, KFY is well positioned to meet its clients' middle-management recruitment needs effectively and efficiently. The Company maintains one of the largest, most diverse and technologically innovative global databases of highly qualified candidates across all levels of management and provides geographic, industry and functional expertise. By moving aggressively into this segment of the market, the Company's management believes it can strengthen its relationships with its existing clients, develop new clients and gain a competitive advantage in marketing complementary services.

  Pursue Strategic Acquisitions

   The Company will continue to make selected acquisitions that support its growth strategy, enhance its presence in key markets or otherwise complement its competitive strengths. As the largest global executive search firm, the Company believes it has the resources to be a leader in consolidation within the highly fragmented search industry. The Company frequently evaluates opportunities to expand its business through acquisitions and, from time to time, the Company engages in discussions with potential targets. In fiscal 1999, the Company completed acquisitions in France and Switzerland. In June 1999, the Company completed the acquisition of the Australian business of Amrop International Australasia. The Company views strategic acquisitions as a key component of its long term growth strategy and intends to pursue future acquisition opportunities.

  Reinforce Technological Focus

   The Company has invested in executive recruitment alone more than $39 million over the past three fiscal years to develop a state-of-the-art technology infrastructure, including a worldwide network and its proprietary software, Searcher, to increase the speed and quality of its service to its clients around the world. The Company's worldwide databases contain the profiles of over 1,000,000 executives and over 300,000 companies, allowing consultants to access a wide range of potential candidates globally. The Company's systems represent a strong competitive advantage, allowing its consultants to access information and communicate effectively with each other. As the executive search industry continues to grow and as more clients seek the assistance of search firms to fill middle-management positions, an advanced technology infrastructure has become a critical element of the search business.

  Add New Complementary Services

   The Company seeks to add new complementary services in response to specific client needs. For example, the Company developed Futurestep and has expanded its recruitment services to address its clients' growing demand for effective middle-management recruitment. Through Futurestep, the Company seeks to pre-build and update a large candidate inventory and thereby reduce the time required to perform a search. In addition, Futurestep's assessment tools can quickly and accurately evaluate a candidate's credentials and likelihood of integrating into a client's culture. The Company believes that many of Futurestep's assessment tools and Internet applications will have applicability to its executive recruitment services. In addition, the Company is exploring complementary business opportunities, which could include recruitment outsourcing and human resources consulting. As attractive business opportunities are identified, the Company may capitalize on these opportunities through internal development, joint ventures or selected acquisitions.

Services

   The Company addresses the global recruitment needs of its clients at all levels of management. The Company offers the following three primary services exclusively on a retained basis: (i) executive recruitment; (ii) advertised recruitment; and (iii) Internet-based recruitment.

  Executive Recruitment

   The Company's executive recruitment services are typically used to fill executive-level positions, such as boards of directors, chief executive officers, chief financial officers and other senior executive officers. Once the Company is retained by a client to conduct an executive search, the Company assembles a team comprised of consultants with geographic, industry and functional expertise. KFY's search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 1999, the Company performed over 6,000 executive recruitment assignments.

   The Company uses a search methodology that has been developed through many years of experience in conducting executive recruitment. The Company emphasizes a close working relationship with the client and a comprehensive understanding of the client's business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client's organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future directions and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract high quality candidates.

   Once the position is defined, the research team identifies, through the use of the Company's proprietary databases and a number of key technology-based information sources, companies that are in related industries facing similar challenges and issues and that possess operating characteristics similar to those of the client. In addition, the team consults with its established network of sources to help identify individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences or in-person meetings. The client is then presented with up to five qualified candidates to interview. The Company, sometimes with the assistance of an independent third party, conducts reference checks throughout the process.

   Usually, the finalists for the position meet with the client for a second and possibly a third round of discussions. At this point, the compensation package for each will have been discussed in detail so that there is confidence that offers will be accepted. Generally, the search consultants will participate in the negotiations until a final offer is made and accepted. Throughout the process, ongoing communication with the client is critical to keep client management apprised of progress.

   Every search that the Company performs is backed by a one-year guarantee. If the executive who has been recruited does not perform satisfactorily and ceases to be employed by the client within one year, the Company will repeat the search for no additional fee.

  Advertised Recruitment Search Services

   The Company's advertised recruitment search service uses print advertising in targeted publications to attract the most qualified candidates for management positions at all levels. Advertised recruitment search is appropriate when clients seek numerous qualified candidates from a broad universe of industries. The Company introduced its advertised recruitment search service in 1991, and currently offers it in 16 offices in Europe, Asia/Pacific and Latin America. In fiscal 1999, advertised recruitment was used for approximately 600 search assignments.

   At the beginning of each advertised recruitment search engagement, teams comprised of consultants with specialized expertise in the appropriate industry and function gather information on the client's business, culture and the open position. The team creates the advertising campaign and advises the client on the most appropriate media for the campaign. Once the advertisement is finalized and published, the team reviews and screens all resumes received by the client and interviews qualified candidates. Based on these interviews and feedback from both the client and the candidates, the team produces a short list of top candidates for the client and prepares and assembles detailed profiles and evaluation reports on each candidate. Consultants will advise and consult with clients throughout the negotiation process and provide input on competitive salary packages. Finally, the consultants will conduct final reference checks and follow up with both the client and the candidate to ensure a smooth transition of the hired candidate into the client's organization.

  Internet-Based Search Services

   Futurestep, a subsidiary of the Company, combines the Company's extensive executive recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to recruit candidates for middle-management positions. Futurestep is fundamentally different from other Internet-based job placement services, which do not employ Futurestep's sophisticated filtering process or permit search professionals to interact with candidates and clients.

   Futurestep recognizes that loss in productivity as a result of middle-management vacancies is significant. By pre-building an inventory of qualified candidates prior to receiving a client assignment and by keeping that inventory current, Futurestep can quickly generate a select list of candidates, which should significantly reduce search cycle time. Futurestep's goal is to produce three candidates and one quality hire for the client within thirty days.

   To register with Futurestep, candidates complete an on-line assessment profile that details their work history, management experience, preferred career path and management style. The assessment tools, which Futurestep has licensed on an exclusive basis, have been validated by a cross-section of senior managers over ten years and give reliable feedback on decision-making style, communication style, cultural preferences and career and personal motivation. Futurestep clients complete a similar profile to determine company culture and the type of manager who will succeed in the open position. The Company believes that cultural compatibility is critical to the successful placement of a candidate and that these proprietary tools may have applicability to other areas of executive search. To encourage candidates to register with Futurestep, Futurestep provides career management feedback on a candidate's salary potential, leadership skills, the industries and functions for which the candidate is most qualified and the most compatible corporate culture.

   When Futurestep receives a search assignment from a client, a preliminary list of candidates is selected from the Futurestep database and the most qualified are called by a Futurestep search consultant for further evaluation. The consultant schedules a 45-minute to one-hour video interview with selected candidates. The consultant then identifies the top candidates and provides the client with excerpts of the video-taped interviews and other background information for comparison. The Futurestep consultant typically organizes the client/candidate interviews, and advises and consults throughout the negotiation process to structure the final offer package and position responsibilities.

   Confidentiality for both candidates and clients is paramount. When candidates register with Futurestep, they do not know who the Futurestep clients are or which positions are available. Companies do not have access to candidate information until a candidate gives explicit permission to release the information to the client when contacted by a Futurestep consultant.

   In June 1998, the Company and Futurestep entered into a three-year contract for an exclusive alliance with The Wall Street Journal, which provides the Company with reduced advertising rates, requires the purchase by Futurestep of a minimum amount of print and on-line advertising and permits the use of The Wall Street Journal name in connection with promotion of the Futurestep service. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." The contract with The Wall Street Journal has an initial term through June 2001 with options for renewal and is the first of its kind in the executive search industry. The Wall Street Journal is obligated under the contract to use reasonable commercial efforts to offer each employer which advertises positions in The Wall Street Journal the option of retaining Futurestep for services ranging from resume evaluation to complete management of the employer's recruitment process for the advertised positions. In addition, The Wall Street Journal must provide a direct link to Futurestep's website from The Wall Street Journal's careers website. The contract permits Futurestep to provide candidates registered with Futurestep access to career-management advice through direct links from Futurestep's website to The Wall Street Journal's website and obligates Futurestep to pay to The Wall Street Journal a minimal placement fee for each employer and candidate referred to Futurestep by The Wall Street Journal. The Company, Futurestep and The Wall Street Journal have agreed not to promote competing services during the term of the contract.

Organization

  Geographic Regions

   The Company has 71 offices across 40 countries, organized into the following regions: North America, Europe, Asia/Pacific and Latin America. The Company's offices are staffed with consultants who possess an understanding of the local market, culture and management resources along with knowledge of the global issues facing clients.

   The following table provides information relating to each region for fiscal 1999:

                                                         Number of
                          Fiscal 1999     Operating    Offices as of   Average
                           Revenues    Profit(Loss)(1)   April 30,    Number of
                         (in millions)  (in millions)      1999      Consultants
Region:                  ------------- --------------- ------------- -----------
 North America..........    $200.2         ($66.7)           21          206
 Europe.................     106.6            4.9            27          120
 Asia/Pacific...........      35.1            2.5            14           48
 Latin America..........      31.2            8.9             9           32

--------
(1) Includes non-recurring charges of $83.8 million, $4.5 million and $0.9 million in North America, Europe and Asia/Pacific, respectively. The North America region also include Futurestep losses of $12.6 million.

   See "Notes to the Consolidated Financial Statements--Footnote 11" for geographic region results for the past three fiscal years.

   North America, including Futurestep--The Company opened its first office in Los Angeles in 1969, and currently has 21 offices throughout the U.S. and Canada. The North America region has grown from $75.8 million in revenues in fiscal 1994 to $200.2 million in fiscal 1999. The Company has been ranked first in worldwide revenues among Hunt-Scanlon's top executive search firms based in North America since the statistics were first published in 1990. In fiscal 1999, the Company handled over 2,600 assignments in this region, with an average number of 206 consultants.

   Europe--The Company opened its first European office in London in 1972 and currently has 27 offices throughout 21 countries in the region. The region has grown from $37.9 million in revenues in fiscal 1994 to $106.6 million in fiscal 1999. The Company handled over 2,400 assignments in fiscal 1999 in this region, with an average number of 120 consultants. In fiscal 1999, the Company acquired businesses in France and Switzerland, enhancing KFY's market position in these countries and closed one office in Bratislava.

   Asia/Pacific--The Company opened its first Asia/Pacific office in Tokyo in 1973, and has built a 14-office network throughout 10 countries in the region, including the opening in fiscal 1997 of five new offices. The region has grown from $13.9 million in revenues in fiscal 1994 to $35.1 million in fiscal 1999. The Company handled over

760 assignments in fiscal 1999 in this region, with an average number of 48 consultants. The latest Economist Intelligence Unit report on Executive Search in Asia and Australia describes KFY as the leading executive search firm in the region. In June 1999, the Company completed the acquisition of the Australian business of Amrop International Australasia.

   Latin America--The Company opened its first Latin American office in Brazil in 1974, expanded its practice to Mexico through its 1977 acquisition of a 49% interest in Hazzard & Associates, and currently conducts its operations in Mexico through three subsidiaries in which the Company holds a controlling minority interest. As of April 30, 1999, the Company operated a network of nine offices in seven countries covering the entire region. The region has grown from $16.0 million in revenues in fiscal 1994 to $31.2 million in fiscal 1999. The Company handled over 890 assignments in fiscal 1999 in this region, with an average number of 32 consultants. According to the Economist Intelligence Unit's latest report on Executive Search in the Americas, KFY dominates the executive search market in Latin America.

  Industry Specialization

   In 1970, the Company established specialty practices to serve specific industries and markets and has continued to expand the range of its specialty practices. The specialty practices consist of consultants throughout the regions with the knowledge and contacts many have built during successful careers in the same industries and markets. Consultants in the Company's ten specialty practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within the specific industry. The Company plans to continue to expand its specialized expertise through internal development, strategic hiring in targeted growth areas and selected acquisitions.

       Percentage of Fiscal 1999 Assignments by Industry Specialization

     Industrial.............................................................  20%
     Consumer Goods.........................................................  20%
     Advanced Technology....................................................  17%
     Financial Services/Investments.........................................  16%
     Healthcare Products and Providers......................................   9%
     Professional Services..................................................   7%
     Entertainment & Media Practice.........................................   4%
     Governmental and Not-for-profit........................................   4%
     Energy and Utilities...................................................   3%

 Client Base

   KFY's clients are many of the world's largest and most prestigious public and private companies. Almost half of the searches performed by the Company in fiscal 1999 were for board level, chief executive and other senior executive positions. In fiscal 1999, approximately 6.7% of the Company's total revenues was derived from its top ten customers.

 Functional Expertise

   The Company has organized centers of functional expertise, made up of consultants who have extensive backgrounds in placing executives in certain functions, such as board of directors, chief executive officers and other senior executive and financial officers. The Company's board services practice, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands for accountability and more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire on the part of companies to broaden their board bases are raising the standards required to identify and recruit directors with the needed skills. The Company has established significant expertise in this area and has built a proprietary database with the names and backgrounds of all the Fortune 1000 directors, plus a significant number of middle-market and high-growth company board members, to help support board searches. Members of functional groups are located throughout the Company's regions and across its specialty practice groups.
         Percentage of Fiscal 1999 Assignments by Functional Expertise

     Board Level/CEO/CFO/Senior Executive and General Management............  45%
     Marketing and Sales....................................................  23%
     Finance and Control....................................................  10%
     Manufacturing/Engineering/Research and Development/Technology..........   9%
     Human Resources and Administration.....................................   8%
     Information Systems....................................................   5%

Competition

   Korn/Ferry International is the largest executive search firm in the world. Other multinational executive search firms include Heidrick & Struggles International, Inc., Spencer Stuart & Associates, Russell Reynolds Associates and Egon Zehnder International. These firms are the Company's primary competitors, although the Company and each of these firms also competes against smaller firms that specialize in specific regional, industry or functional searches. KFY believes its brand name, global network, prestigious client list, strong specialty practices and quality of service are widely recognized worldwide.

   KFY competes for executive search business in four major geographic markets: North America, Europe, Asia/Pacific and Latin America. In North America, in addition to competition from other multinational executive search firms, KFY faces competition from boutique firms focusing on executive search assignments in particular industries. In Europe, KFY competes primarily with the European affiliate of Heidrick & Struggles International, Inc. and the local offices of Egon Zehnder International, in addition to local firms specializing in their regions. In the Asia/Pacific region, most of KFY's competition is provided by five executive search firms, including Egon Zehnder International and Russell Reynolds Associates. In Latin America, KFY competes principally with Egon Zehnder International, although other executive search firms have recently expanded into the region.

   As a result of new market conditions affecting the executive search industry, such as globalization and the increased use of advanced technology, the Company believes its services are less susceptible to being characterized as fungible than the services of its competitors. However, there can be no assurance that prospective clients will perceive the advantages of the Company's services and resources, and as competition increases among large executive search firms, prospective clients may increasingly view executive search services as fungible.

   The executive search industry is comprised of approximately 4,000 retained and contingency search firms. According to Kennedy Information, the top ten search firms represent only 11% of the industry. To date there have been few barriers to entry in the executive search business, which explains in part the highly fragmented nature of the industry. However, the globalization of world economies, combined with the increased availability and application of sophisticated technologies and comprehensive databases, will likely raise the barriers to entry. The Company believes that the industry will experience consolidation. New competitors, such as technology-oriented companies, will be drawn to the executive search business by the growing worldwide demand for qualified management employees, the fragmentation of the industry and the ability to leverage their existing technology and databases to enter the market.

Professional Staff and Employees

   As of April 30, 1999, the Company had approximately 1,565 employees, consisting of 289 vice presidents, 136 principals, 272 senior associates and associates, 212 researchers, 138 corporate professionals and 518 administrative and support staff. The Company has not been a party to a collective bargaining agreement and considers relations with its employees to be good.

   Senior associates, associates and researchers support the efforts of the vice presidents and principals with candidate sourcing and identification, but do not generally lead an assignment. The Company has training and professional development programs and a high rate of internal promotions. Promotion to vice president is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market, how to retain clients and how to develop repeat business, and the ability to help build effective teams. In addition, the Company has a program of recruiting experienced professionals into the Company.

   The Company believes the high caliber, extensive experience and motivation of its professionals are critical factors to its success. A large number of KFY's consultants have advanced graduate degrees and, on average, the Company's consultants have seven years' experience with the Company, 12 years in the search industry and 13 years in other industries. The Company further believes it has been able to attract and retain some of the most productive search consultants as a result of its reputation, history of consultant equity ownership and its performance-based compensation program.

Item 2. Properties

   The Company's corporate office is located in Los Angeles, California. KFY leases all of its 71 offices located in North America, Europe, Asia/Pacific and Latin America. As of April 30, 1999, the Company leased an aggregate of approximately 381,286 square feet of office space. The leases generally are for terms of one to ten years and contain customary terms and conditions. The Company believes that its facilities are adequate for its current needs and does not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate its anticipated needs.

Item 3. Legal Proceedings

   From time to time, the Company is involved in litigation both as plaintiff and defendant, relating to claims arising out of its operations. As of the date of this report, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the last quarter of fiscal 1999.

Executive Officers of the Registrant

             Name           Age                            Position
             ----           ---                            --------
   Richard M. Ferry........  61 Chair of the Board
   Windle B. Priem.........  61 Chief Executive Officer and President
   Peter L. Dunn...........  54 Vice Chair, Corporate Secretary and General Counsel
   Elizabeth S.C.S.
    Murray.................  43 Chief Financial Officer, Treasurer and Executive Vice President
   Gary C. Hourihan........  50 Executive Vice President--Organizational Development

   The executive officers of the Company serve at the discretion of its Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for of each of the executive officers of the Company as of July 23, 1999.

   Richard M. Ferry is a founder of the Company, has been Chair of the Board since 1991 and is a member of the Office of the Chief Executive. Mr. Ferry served as Chief Executive Officer of the Company from May 1991 to April 1997.

   Windle B. Priem has been Chief Executive Officer and President since December 1998 and is a member of the Office of the Chief Executive. He has been a Director of the Company since 1993. From July 1998 to December 1998, he was a Vice Chair and the Chief Operating Officer of the Company. From 1996 to 1998 he was the President of the North America region. Mr. Priem joined the Company in 1976.

   Peter L. Dunn has been a Vice Chair since 1997 and is a member of the Office of the Chief Executive. He has been a Director of the Company since 1992 and serves as the Company's General Counsel and Corporate Secretary. Mr. Dunn joined the Company in 1980.

   Elizabeth S.C.S. Murray has been the Executive Vice President, Chief Financial Officer, Treasurer since July 1998 and is a member of the Office of the Chief Executive. In January 1998, she joined the Company as Vice President and Chief Financial Officer and Treasurer. Prior to that, Ms. Murray served as Executive Vice President and Chief Financial Officer of Tycom Inc. from June 1997 to December 1997, and from 1994 to June 1997 she was the Chief Financial Officer and Vice President of Hughes Communications, Inc., a subsidiary of Hughes Electronics Corporation.

   Gary C. Hourihan was appointed Executive Vice President--Organizational Development in January 1999 and is responsible for all human resource functions and assisting with mergers and acquisitions, among other functions. Prior to joining the Company, he was the co-founder, Chairman, and Chief Executive Officer of SCA Consulting, L.L.C., one of the leading executive compensation consulting firms in the U.S., where he was employed from November 1984 until joining the Company.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock is listed on the New York Stock Exchange under the symbol "KFY." The following table sets forth, the high and low sales price per share of the Common Stock for the periods indicated, as reported on the New York Stock Exchange since trading began on February 11, 1999:

   Fiscal Year Ended April 30, 1999                                 High   Low
   --------------------------------                                ------ ------
   First Quarter..................................................    N/A    N/A
   Second Quarter.................................................    N/A    N/A
   Third Quarter..................................................    N/A    N/A
   Fourth Quarter................................................. $14.63 $11.00

   On July 23, 1999, the last reported sales price on the New York Stock Exchange for the Common Stock was $14.13 per share and there were approximately 1,927 shareholders of record of the Common Stock.

   The Company has not paid any dividends since April 30, 1996 and does not intend to pay any cash dividends in the foreseeable future but instead intends to retain any future earnings to finance its operations and growth of the business. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

   On February 17, 1999, the Company completed its initial public offering under a Registration Statement on Form S-1 effective February 10, 1999 (Securities and Exchange Commission file number 333-61697) covering 11.8 million shares of common stock at $14.00 per share, of which approximately
10.0 million shares were offered by the Company and approximately 1.8 million shares were offered by other selling shareholders. Net proceeds from the offering (after deducting underwriting discounts and other expenses payable by the Company) were approximately $124.3 million to the Company and $24.4 million to the selling shareholders. The Company also received approximately $3.0 million from the repayment by certain selling shareholders of loans from the Company to those selling shareholders. The Company used $14.4 million of the net proceeds to repay its term loan and all outstanding indebtedness under the Company's credit facilities, $27.1 million to complete the redemption by the Company of certain shares of its capital stock, primarily shares owned by certain shareholders under the terms of a 1994 stock redemption agreement, and the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights. The remaining proceeds of $81.5 million will be used for possible future acquisitions, working capital and general corporate purposes, including the expansion of Futurestep, and continued development of technology, information systems and infrastructure. The Company has currently invested the remaining proceeds in short-term high grade commercial paper, bonds, and other securities.

Item 6. Selected Financial Data

   The following selected financial data are qualified by reference to, and should be read in conjunction with, the Company's audited consolidated financial statements and notes thereto (the "Consolidated Financial Statements") and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the Company for the fiscal years ended April 30, 1999, 1998 and 1997 and the selected balance sheet data as of April 30, 1999 and 1998 are derived from the Company's Consolidated Financial Statements, audited by Arthur Andersen LLP, appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the Company for the fiscal years ended April 30, 1995 and 1994 and the balance sheet data as of April 30, 1996, 1995 and 1994 are derived from consolidated financial statements and notes thereto, audited by Arthur Andersen LLP, which are not included in this Form 10-K report.

                                           Fiscal Year Ended April 30,
                                   ---------------------------------------------
                                     1999      1998     1997     1996     1995
                                   --------  -------- -------- -------- --------
                                              (dollars in thousands)
Selected Statement of Operations
 Data:
Total revenues...................  $373,095  $315,025 $272,561 $230,217 $187,888
 Less reimbursed candidate
  expenses.......................    16,565    14,470   12,137    8,731    6,627
                                   --------  -------- -------- -------- --------
Net revenues.....................   356,530   300,555  260,424  221,486  181,261
Compensation and benefits (1)....   216,991   197,790  166,854  140,721  116,363
General and administrative
 expenses........................   100,714    84,575   73,005   64,419   48,630
Non-recurring charges (2)........    89,202       --       --       --       --
                                   --------  -------- -------- -------- --------
Operating profit (loss)..........   (50,377)   18,190   20,565   16,346   16,268
Interest expense.................     4,463     4,234    3,320    3,683    2,323
                                   --------  -------- -------- -------- --------
Income (loss) before provision
 for income taxes and non-
 controlling shareholders'
 interests.......................   (54,840)   13,956   17,245   12,663   13,945
Provision for income taxes.......     9,026     6,687    6,658    3,288    5,322
Non-controlling shareholders'
 interests.......................     2,560     2,025    1,588    1,579    2,139
                                   --------  -------- -------- -------- --------
Net income (loss)................  $(66,426) $  5,244 $  8,999 $  7,796 $  6,484
                                   ========  ======== ======== ======== ========
Net income (loss) per share
 Basic...........................  $  (2.37) $   0.24 $   0.42 $   0.38 $   0.30
 Diluted.........................     (2.37)     0.23     0.40     0.36     0.27
Weighted average common shares
 outstanding
 Basic...........................    28,086    21,885   21,382   20,390   21,874
 Diluted.........................    28,086    23,839   23,481   23,019   25,607
Other Data:
Total revenues by region:
 North America...................  $200,236  $162,618 $135,192 $111,513 $ 97,950
 Europe..........................   106,566    86,180   77,505   68,890   49,769
 Asia/Pacific....................    35,090    34,811   34,532   29,921   21,227
 Latin America...................    31,203    31,416   25,332   19,893   18,942
Number of offices (at period end)
 (3).............................        71        71       66       62       59
Average number of consultants
 (3).............................       406       357      311      284      258
Number of assignments (3)........     6,771     5,879    4,774    4,113    3,570
Selected Balance Sheet Data:
Cash and cash equivalents........  $113,741  $ 32,358 $ 25,298 $ 26,640 $ 28,244
Marketable securities, current...    21,839       --       --       --       --
Working capital..................   116,061    26,573   20,051   22,006   22,735
Total assets.....................   304,124   176,371  148,405  126,341  110,003
Total long-term debt.............     2,360     6,151    3,206    3,922    6,004
Total mandatorily redeemable
 stock and shareholders' equity..   172,686    58,754   50,812   43,075   34,149

--------
(1) Upon consummation of the public offering, the Company's revised compensation program became effective for fiscal 1999, commencing May 1, 1998. The revised compensation program reduces the amount of consultants' annual cash performance bonus payments and provides for the issuance of options to purchase up to seven million shares of Common Stock at the market value at the time of the grant. Compared to the prior compensation program, the revised compensation program resulted in a reduction in bonus expense of $21.3 million for fiscal 1999.

(2) The Company recognized a non-recurring compensation and benefits expense of $89.2 million in fiscal 1999, at the completion of the public offering, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the public offering and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by the Company of certain shares of its capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. The Company also recognized non-recurring charges of $7.3 million related to costs, primarily severance and benefits expense, incurred to achieve operating efficiencies in fiscal 1999 and $2.6 million related to the resignation of the former President and Chief Executive Officer.

(3) For fiscal 1999, the number of offices at period end, the average number of consultants and the number of engagements includes one, nine and 160, respectively, for Futurestep.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following presentation of management's discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and other financial information included herein.

Overview

   Korn/Ferry International is the world's largest executive search firm and has the broadest global presence in the industry with 425 consultants based in 71 offices across 40 countries. KFY's clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the searches performed by the Company in fiscal 1999 were for board level, chief executive and other senior executive officer positions and approximately 43% of the Company's 4,151 clients were Fortune 500 companies. The Company has established strong client loyalty; more than 90% of the search assignments it performed in fiscal 1999 were on behalf of clients for whom it had conducted multiple assignments over the last three fiscal years.

   On February 17, 1999, the Company completed the public offering of 11.8 million shares of its Common Stock at $14.00 per share, approximately 10.0 million of which were sold by the Company, with the balance sold by certain selling shareholders of the Company. Net proceeds received by the Company from the offering were $124.3 million.

   Upon consummation of the public offering, the Company's revised compensation program became effective for the fiscal year commencing May 1, 1998. The revised compensation program reduces the amount of consultants' annual cash performance bonus payments and provides for the issuance of options to purchase up to seven million shares of its Common Stock at the market value at the time of the grant. Compared to the prior compensation program, the implementation of the revised compensation program resulted in a reduction in bonus expense of $21.3 million for fiscal 1999.

   The Company recognized a non-recurring compensation and benefits expense of $79.3 million at the completion of the public offering, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the public offering and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by the Company of certain shares of its capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and
(c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights.

   The Company recently completed an evaluation of its worldwide operations and revenues, compensation costs and other operating expenses for each of its offices and geographic locations. The Company conducted the evaluation in order to identify, and eventually eliminate, existing inefficiencies and excess costs in order to better align and enhance the competitive position of the Company within each region. The Company assessed staff levels and office needs based on individual performance and the economic conditions and outlook in each region. The Company identified approximately 50 employees that would be terminated and three underperforming European offices that will be downsized or relocated to more efficient premises. As a result of this analysis, a non-recurring charge to earnings of approximately $7.0 million for severance and benefit costs related to staff downsizing was recognized in fiscal 1999. This expense is comprised of a $3.2 million non-cash charge to earnings related to the release of existing book value stock repurchase requirements for nine of the terminated employees and $3.8 million for severance and benefit payments for the terminated employees, of which $3.7 million was paid as of April 30, 1999. The Company also recognized a non-recurring charge of $0.3 million, of which $0.2 million was paid as of April 30, 1999, for lease renegotiation and other relocation costs in fiscal 1999. The Company does not expect any additional charge to earnings related to these charges.

   The Company recognized a non-recurring charge of $2.6 million in connection with the resignation of the former President and Chief Executive Officer. This charge is comprised of $1.5 million for compensation and other amounts payable over the first seven months of fiscal 2000, of which $0.8 million was paid as of April 30, 1999 and a $1.1 million non-cash charge to earnings representing the difference between the then current book value and the appraised value of 165,168 common shares he retained subsequent to his resignation.

   In May 1998, the Company introduced its Internet-based service, Futurestep. Futurestep combines KFY's search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. Futurestep's operating losses approximated $12.6 million and $0.8 million for fiscal 1999 and 1998, respectively, and are primarily related to compensation expense, start-up costs and advertising expense to promote and expand the business rollout. The Company believes Futurestep will generate operating losses through at least the end of fiscal 2000. In March 1999, the Company completed its roll-out of Futurestep in the United States with the addition of the Midwest and Southwest regions to the Futurestep's East and West Coast operations. Approximately 326,000 candidates worldwide had completed a detailed on-line profile through June 1999. Futurestep launched its international roll-out in the United Kingdom and Canada in May and June 1999, respectively, and plans to expand in other selected foreign markets through fiscal 2000.

   The Company and Futurestep are in the first year of their three-year contract for an exclusive alliance with The Wall Street Journal, which provides the Company with reduced advertising rates, requires the purchase by Futurestep of a minimum amount of print and on-line advertising and permits the use of The Wall Street Journal name in connection with promotion of the Futurestep service. The contract requires the Company and Futurestep to purchase from The Wall Street Journal a minimum of $3.5 million, $4.0 million and $2.5 million of print and on-line advertising in the first, second and third year of the contract, respectively. From the beginning of the contract in June 1998 through April 30, 1999, the Company and Futurestep purchased approximately $3.0 million of advertising.

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

   As the largest global executive search firm, the Company believes it has the resources to be the leader in the consolidation of the highly fragmented search industry. The Company frequently evaluates opportunities to expand its business through acquisitions, and from time to time, the Company engages in discussions with potential targets. The Company views strategic acquisitions as a key component of its long term growth strategy and intends to pursue future acquisition opportunities. In fiscal 1999, the Company completed the acquisition of Didier, Vuchot and Associates in France and Ray and Berndtson SA in Switzerland. In June 1999, the Company completed the acquisition of the Australian business of Amrop International Australasia. See "Recent Events."

Results of Operations

   The following table summarizes the results of the Company's operations for each of the past three fiscal years as a percentage of net revenues.

                                                           Fiscal Year Ended
                                                               April 30,
                                                           ---------------------
                                                           1999  1998  1997
                                                           ----  ----  ----
   Net revenues........................................... 100%  100%  100%
   Compensation and benefits..............................  61    66    64
   General and administrative expenses....................  28    28    28
   Non-recurring charges..................................  25    --    --
   Operating profit (loss)(1)(2).......................... (14)    6     8
   Net income (loss)(2)................................... (19)    2     3

--------
(1) For fiscal 1999 and 1998, operating profit as a percentage of net revenues excluding Futurestep and non-recurring charges is 15% and 6%, respectively.

(2) Excluding the one-time non-recurring charges in fiscal 1999, operating profit and net income as a percentage of net revenues is 11% and 5%, respectively.

   The Company experienced growth in total revenues in all geographic regions from fiscal 1997 through 1999, except for Latin America. The following table summarizes the Company's total revenues by geographic region for each of the past three fiscal years. The Company includes revenues generated from its Mexico operations with its operations in Latin America. Futurestep revenues of $4.4 million for fiscal 1999 are included in North America.

                                            Fiscal Year Ended April 30,
                                               (dollars in thousands)
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                       Dollars   %   Dollars   %   Dollars   %
                                       -------- ---  -------- ---  -------- ---
   North America...................... $200,236  54% $162,618  52% $135,192  50%
   Europe.............................  106,566  29    86,180  27    77,505  28
   Asia/Pacific.......................   35,090   9    34,811  11    34,532  13
   Latin America......................   31,203   8    31,416  10    25,332   9
                                       -------- ---  -------- ---  -------- ---
     Total revenues................... $373,095 100% $315,025 100% $272,561 100%
                                       ======== ===  ======== ===  ======== ===

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Fiscal 1999 Compared to Fiscal 1998

 Total Revenues

   Total revenues increased $58.1 million, or 18.4%, to $373.1 million for fiscal 1999 from $315.0 million for fiscal 1998. The increase in total revenues was primarily the result of a 15.2% increase in the number of assignments, a 13.7% increase in the average number of consultants, and revenues from Futurestep in fiscal 1999.

   In North America, total revenues, including Futurestep revenues of $4.4 million, increased $37.6 million, or 23.1%, to $200.2 million for fiscal 1999 from $162.6 million for fiscal 1998. In Europe, total revenues increased $20.4 million, or 23.7%, to $106.6 million in fiscal 1999 from $86.2 million in the prior fiscal year. In Asia/Pacific and Latin America, total revenues remained relatively flat in fiscal 1999 as compared to fiscal 1998 with an increase of 0.8% and a decrease of 0.7% in these regions, respectively.

   Total revenue growth in North America, including Futurestep, and Europe was attributable mainly to a 26.1% and 18.6% increase, respectively, in the number of engagements and an increase of 16.4% and 11.6%, respectively, in the average number of consultants. The growth in total revenues in North America also reflects Futurestep revenues of $4.4 million in fiscal 1999. The growth in total revenues in Europe primarily reflects the additional revenues generated from acquisitions of businesses in France and Switzerland completed in the beginning of fiscal 1999 and two offices that were opened in late fiscal 1998. The relatively flat total revenues for Asia/Pacific and Latin America in fiscal 1999 and fiscal 1998 were attributable to economic uncertainties in these regions. The economic conditions in Asia/Pacific that began in late fiscal 1998 broadly impacted the region while the Latin American region was primarily impacted by a sharp decline in the Brazilian economy in the third quarter of fiscal 1999. Due to recent economic improvements in both regions, the Company believes that the impact of these economies on operating results may have stabilized.

   Interest income and other income increased $1.0 million to $5.0 million in fiscal 1999 from $4.0 million in fiscal 1998. The increase was due primarily to interest income on the investment of proceeds received from the public offering.

 Compensation and Benefits

   Compensation and benefits increased $19.2 million, or 9.7%, to $217.0 million in fiscal 1999 from $197.8 million in fiscal 1998. For fiscal 1999, bonus expense was reduced by approximately 26% as a result of the implementation of the Company's revised compensation program effective as of May 1, 1998 upon completion of the initial public offering. Excluding Futurestep and reflecting the bonus reduction in fiscal 1998, compensation and benefits as a percentage of net revenues, increased slightly to 60.0% in fiscal 1999 from 59.4% in fiscal 1998. The $32.9 million increase, on the same basis, reflected the 13.7% increase in the average number of consultants to 406 in fiscal 1999 from 357 in fiscal 1998.

 General and Administrative Expenses

   General and administrative expenses consist of occupancy expenses associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $16.1 million, or 19.1%, to $100.7 million in fiscal 1999 from $84.6 million in fiscal 1998. This increase was attributable largely to Futurestep expenses of $11.3 million, primarily related to business development. As a percentage of net revenues, general and administrative expenses, excluding Futurestep related net revenues and expenses, declined to 25.4% in fiscal 1999 from 28.0% in fiscal 1998. The decrease primarily reflects the higher percentage increase in net revenues and the elimination of excess costs in fiscal 1999.

 Operating Profit

   The operating loss of $50.4 million in fiscal 1999 represents a decrease of $68.6 million from operating profit of $18.2 million in fiscal 1998. The fiscal 1999 operating loss includes Futurestep losses of $12.6 million and non-recurring charges of $89.2 million. Excluding the Futurestep net revenues and expenses and the non-recurring charges, operating profit, as a percentage of net revenues, increased to 14.6% in fiscal 1999 from 6.3% in fiscal 1998. For fiscal 1999, operating margins on this same basis increased in all regions compared to fiscal 1998 due to the increase in net revenues and the reduced level of bonus expense discussed above.

   Excluding the Futurestep loss and the non-recurring charges, the percentage of the Company's operating profit contributed by North America remained relatively constant at 57.8% and 60.4% in fiscal 1999 and 1998, respectively.

The Latin American region contribution decreased to 17.3% in fiscal 1999 from 33.9% in fiscal 1998 largely due to the percentage decline in revenues in the third and fourth quarters of fiscal 1999 while operating costs remained relatively constant. The percentage of the Company's operating profit contributed by the European and Asia/Pacific regions increased to approximately 18.3% and 6.6%, respectively, in fiscal 1999 from 2.0% and 3.7%, respectively, in fiscal 1998, primarily reflecting the elimination of excess costs in these regions in fiscal 1999.

 Interest Expense

   Interest expense increased $0.3 million to $4.5 million in fiscal 1999 from $4.2 million in fiscal 1998. The increase in interest expense for fiscal 1999 reflects the Company's increased additional borrowings under Company-owned life insurance (COLI) policies offset by a lower average outstanding debt balance.

 Provision for Income Taxes

   The provision for income taxes increased $2.3 million to $9.0 million in fiscal 1999 from $6.7 million in fiscal 1998. The effective tax rate for fiscal 1999 was 42.0%, excluding $76.3 million of non-recurring charges that are not tax deductible, compared to 47.9% in the prior fiscal year. The decrease in the effective tax rate resulted primarily from a decrease in foreign cash remittances which are treated as taxable income in the United States when received.

 Non-controlling Shareholders' Interests

   Non-controlling shareholders' interests are comprised of the non-controlling shareholders' majority interests in the Company's Mexico subsidiaries. Non-controlling shareholders' interests increased $0.5 million to $2.5 million in fiscal 1999 from $2.0 million in fiscal 1998 and primarily reflects a corresponding increase in net income generated by the Mexican subsidiaries in fiscal 1999.

Fiscal 1998 Compared to Fiscal 1997

 Total Revenues

   Total revenues increased $42.5 million, or 15.6%, to $315.0 million for fiscal 1998 from $272.6 million for fiscal 1997. The increase in total revenues was primarily the result of a 14.8% increase in the average number of consultants and a 23.1% increase in the number of assignments in fiscal 1998.

   In North America, total revenues increased $27.4 million, or 20.3%, to $162.6 million for fiscal 1998 from $135.2 million for fiscal 1997. In Europe, total revenues increased $8.7 million, or 11.2%, to $86.2 million in fiscal 1998 from $77.5 million in fiscal 1997. In Asia/Pacific, total revenues remained relatively flat in fiscal 1998 as compared to fiscal 1997 and in Latin America, total revenues increased $6.1 million, or 24.0%, to $31.4 million in fiscal 1998 from $25.3 million in fiscal 1997.

   The average number of consultants grew in each region, reflecting the addition of two offices in North America, two offices in Europe and one office in Latin America. In addition, the Company experienced strong growth in the number of assignments in each region except Asia/Pacific and increased total revenue per assignment in North America. The relatively constant total revenues and assignments for Asia/Pacific from fiscal 1997 to fiscal 1998 were attributable to economic uncertainties in this region.

   Interest income and other income increased $1.1 million to $4.0 million in fiscal 1998 from $2.9 million in fiscal 1997. The increase was due primarily to other search related services.

 Compensation and Benefits

   Compensation and benefits increased $30.9 million, or 18.5%, to $197.8 million in fiscal 1998 from $166.9 million in fiscal 1997. This increase was attributable to a 14.8% increase in the average number of consultants to 357 in fiscal 1998 from 311 in fiscal 1997 and an overall increase in compensation and benefits as a percentage of net revenues. Compensation and benefits as a percentage of net revenues in fiscal 1998 was 65.8% as compared to

64.1% in fiscal 1997. In addition, the Company has incurred an increase in sign-on bonuses granted to newly hired consultants in fiscal 1998 prior to their generation of revenues and guaranteed bonuses.

 General and Administrative Expenses

   General and administrative expenses increased $11.6 million, or 15.8%, to $84.6 million in fiscal 1998 from $73.0 million in fiscal 1997. This increase was primarily related to an increase in occupancy and office expenses, including depreciation and leasehold amortization expense attributable to the opening of five new offices in fiscal 1998 as well as the full year of operation of four offices, after the opening of six offices, and the closing of two offices, in fiscal 1997. As a percentage of net revenues, general and administrative expenses remained constant at approximately 28.1% for both fiscal 1998 and fiscal 1997. Technology expenses amounted to $8.4 million in fiscal 1998 as compared to $7.2 million in fiscal 1997.

 Operating Profit

   Operating profit decreased $2.4 million to $18.2 million in fiscal 1998 from $20.6 million in fiscal 1997. As a percentage of net revenues, operating profit decreased to 6.1% in fiscal 1998 from 7.9% in fiscal 1997. This decrease was attributable to the increase in compensation and benefits in fiscal 1998 from fiscal 1997 as discussed above.

   The percentage of the Company's operating profit contributed by the North American and Asia/Pacific regions decreased to approximately 58.6% and 3.9%, respectively, in fiscal 1998 compared to 66.7% and 17.4%, respectively in the prior fiscal year. The percentage of the Company's operating profit contributed by the European region increased to approximately 2.1% in fiscal 1998 from a negative contribution of 4.5% in fiscal 1997, and the percentage of the Company's operating profit contributed by the Latin American region increased to approximately 35.4% of the Company's operating profit in fiscal 1998 from 20.4% in fiscal 1997.

 Interest Expense

   Interest expense increased $0.9 million to $4.2 million in fiscal 1998 from $3.3 million in fiscal 1997. Interest expense for this two year period reflected the Company's increased borrowings under life insurance policies and the Company's credit facility.

 Provision for Income Taxes

   The provision for income taxes in both fiscal 1998 and fiscal 1997 was $6.7 million. The effective tax rate was 47.9% for fiscal 1998 compared to 38.6% in fiscal 1997. The increase was due to the increase in cash remittances from foreign operations that was treated as taxable income in the United States.

 Non-controlling Shareholders' Interests

   Non-controlling shareholders' interests increased $0.4 million to $2.0 million in fiscal 1998 from $1.6 million in fiscal 1997. This change was primarily due to an increase in net income generated by the Mexico subsidiaries of approximately $1.0 million in fiscal 1998.

Liquidity and Capital Resources

   The following table presents selected financial information as of the end of the past three fiscal years:

                                                          As of April 30,
                                                           (in thousands)
                                                      ------------------------
                                                        1999    1998    1997
                                                      -------- ------- -------
     Working capital................................. $116,061 $26,573 $20,051
     Borrowings on line of credit....................      --      --    3,000
     Total long-term debt, net of current
      maturities.....................................    2,360   6,151   3,206
     Borrowings under life insurance policies........   42,655  37,638  32,278

   The Company finances operating expenditures primarily through cash flows from operations and maintains a line of credit to manage timing differences between cash receipts and disbursements. In February 1999, the Company received $124.3 million upon completion of its initial public offering.

   To provide additional liquidity, the Company obtained a $50 million credit facility with Mellon Bank, N.A. and Bank of America National Trust and Savings Association in February 1999 to replace the Company's existing line of credit. The credit facility is a three year, unsecured revolving facility and includes a standby letter of credit subfacility. Outstanding borrowings will bear interest at various rates based, at the Company's option, on either a LIBOR index or the bank's prime lending rate. The financial covenants include a minimum tangible net worth, a maximum leverage ratio, and interest coverage ratios and customary events of default. As of April 30, 1999, the Company had no outstanding borrowings under its revolving line of credit.

   Cash provided by operating activities was $38.7 million, $18.5 million and $10.2 million for fiscal 1999, 1998 and 1997, respectively. The $20.2 million increase in operating cash flow in fiscal 1999 compared to the prior fiscal year is due primarily to an increase in net income excluding non-recurring charges of $12.2 million and an increase in accounts payable and accrued liabilities of $13.6 million; offset by approximately $4.6 million of cash used for non-recurring charges consisting of severance and benefit payments related to staff downsizing, modification to existing stock repurchase agreements and office rationalization in fiscal 1999. See "Notes to Consolidated Financial Statements--Note 5."

   Capital expenditures totaled approximately $8.1 million, $9.9 million and $8.5 million for fiscal 1999, 1998 and 1997, respectively. These expenditures consisted primarily of upgrades to information systems, purchases of office equipment and leasehold improvements. The Company expects to maintain capital expenditures in fiscal 2000 at the fiscal 1999 level to support office expansion and technology investments. In addition, the Company is installing a new financial system, beginning in fiscal 2000, with an expected installation cost of approximately $11.0 million over the next two fiscal years.

   Included in cash flows from investing activities are premiums paid on COLI contracts. The Company purchases COLI contracts to provide a funding vehicle for anticipated payments due under its deferred executive compensation programs. Premiums on these COLI contracts were $12.4 in fiscal 1999 and 1998 and $7.9 million in fiscal 1997. The increase in premium payments from fiscal 1997 to fiscal 1998 of $4.5 million is attributable to purchase of additional policies for new and existing participants in late fiscal 1998. Generally, the Company borrows against the cash surrender value of the COLI contracts to fund the COLI premium payments. In fiscal 1999, 1998 and 1997, the Company also redeemed guaranteed investment contracts, originally purchased in fiscal 1996 with proceeds from borrowings against COLI contracts in excess of premium payments, of $1.7 million, $1.9 million and $1.8 million, respectively.

   In May 1998, the Company acquired the assets and liabilities of Didier Vuchot & Associates in France for approximately $6.0 million in cash, notes and mandatorily redeemable stock of a subsidiary of the Company. In June 1998, the Company acquired all of the outstanding shares of Ray & Berndtson SA in Switzerland for $3.6 million payable in cash, notes and common stock of the Company. The acquisitions resulted in a net cash outflow of $1.3 million, comprised of a $2.5 million cash payment offset by $1.2 million of cash acquired.

   In February 1996, the Company divested its 47% interest in Strategic Compensation Associates for a cash payment of $0.4 million and $3.2 million in notes receivable with interest. The outstanding balance of the notes receivable at December 31, 1998 was paid in full, resulting in a net cash inflow of $2.3 million in fiscal 1999.

   During fiscal 1999, cash provided by financing activities was $92.9 million, resulting primarily from net proceeds raised in the initial public offering of $124.3 million and $3.0 million from certain selling shareholders received in repayment of outstanding notes receivable; offset by $14.4 million used to repay the Company's term loan and all outstanding indebtedness under its credit facilities, $27.1 million to complete the redemption by the Company of certain shares of its capital stock, primarily shares owned by certain shareholders under the terms of a 1994 stock redemption agreement and the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights, resulting in net proceeds available for investment of $81.5 million. Prior to the public offering, the Company issued approximately 6.6 million shares of Common Stock to newly hired and promoted consultants for $36.1 million of which $16.7 million was received in cash and repurchased approximately 2.6 million shares of Common Stock from terminated employees for $21.9 million. In fiscal 1999, the Company also borrowed $6.0 million under COLI contracts and repaid bank borrowings and other debt aggregating $8.7 million.

   During fiscal 1998, cash provided by financing activities was approximately $9.2 million, comprised primarily of borrowings under COLI contracts of $5.4 million and proceeds from sales of Common Stock to newly hired and promoted consultants and payments received on the related promissory notes of $6.6 million, offset by $2.8 million paid to repurchase Common Stock and make payments on the related notes.

   During fiscal 1997, cash provided by financing activities was approximately $4.4 million, consisting primarily of proceeds from sales of Common Stock to newly hired and promoted consultants and payments received on the related promissory notes of $5.6 million and borrowings against COLI contracts of $2.0 million offset by repurchases of Common Stock and payments made on the related notes payable of $3.7 million.

   Total outstanding borrowings under life insurance policies were $42.7 million, $37.6 million and $32.3 million as of April 30, 1999, 1998 and 1997, respectively. Such borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

   The Company believes that funds from operations, its expanded credit facilities, and the net proceeds from the initial public offering will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Recent Events

   On June 11, 1999, the Company completed the acquisition of the Australian business of Amrop International Australasia for approximately $3.2 million in cash paid over a four-year period and common stock grants at fair value of $0.6 million. The acquisition has been accounted for as a purchase. Of the total purchase price of $3.8 million, $2.0 million will be accounted for as deferred compensation. The fair market value of the net assets acquired was approximately $0.2 million and the excess of the consideration, less the amount attributable to deferred compensation, paid over the estimated fair value of net assets acquired has been recorded as goodwill.

Year 2000 Compliance

   The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This defect could result in systems failure or miscalculations causing disruptions of operations. The Company utilizes information technology to facilitate (i) its internal search processes and inter-office communications,
(ii) communications with candidates and clients and (iii) its financial management systems and other support systems. The statements contained in this section are "Year 2000 Readiness Disclosures" as provided for in the Year 2000 Information and Readiness Disclosure Act.

   The following scenarios with respect to the Company's systems could occur:
(i) its software may not be Year 2000 compliant, (ii) integration of upgrades may not be complete by the year 2000 and (iii) replacement of its non-compliant systems may be complete by the year 2000 but not fully tested or monitored prior to the year 2000 such that testing and monitoring will uncover problems that the Company cannot remedy in a timely manner.

   Failure of search-related systems to be Year 2000 compliant might force the Company to use different Year 2000 compliant systems to conduct searches and might decrease productivity. Any failure of the Company's financial systems to be Year 2000 compliant could hinder timely reporting of financial data and processing of financial information as these functions would have to be performed manually using non-networked computers. If any non-information technology systems is not Year 2000 compliant, the Company will need to repair or replace such systems. The Company believes that failure to be Year 2000 compliant will not have a significant impact on its human resource systems. The Company's interruption or loss of information processing capabilities due to Year 2000 issues could have a material adverse effect on the Company's business, results of operations and financial condition.

   In fiscal 1999, the Company completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. The Company incurred approximately $0.3 million in fiscal 1999 to resolve Year 2000 issues and expects to incur approximately $0.2 million to $0.3 million in fiscal 2000. The expenses to be incurred on the Year 2000 issues are being funded through operating cash flows. The Company estimates full compliance by October 31, 1999. The costs relating to the Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Actual results could differ materially from those anticipated.

   The Company's primary business does not depend on material relationships with third party vendors but utilizes third party vendors for a number of functions, including its automated payroll functions, insurance and investment of pension funds. The Company is initiating formal communications with third party providers to determine the extent to which these third parties are moving toward Year 2000 compliance. The Company also utilizes third party on-line information services and the Internet to communicate and to retrieve information about potential candidates and clients. Failure of these third parties to have their systems Year 2000 compliant may have a material adverse effect on the Company's operations.

   The Company is in the process of developing a disaster recovery plan that includes the implementation of alternative services in the event of a business disruption. The plan is intended to address critical resources for the Company and key resources for its remote offices, including interruptions that are the result of problems arising from the Year 2000 issue. During and after any disaster, these back-up solutions are intended to serve as temporary replacements for the Company's e-mail, Internet access and proprietary applications, which are integral to the Company's business. The Company intends to have its disaster recovery plan completed by October 31, 1999 and to have the plan fully implemented and tested for readiness of usage during December 1999.

Quarterly Results

   The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 1998 and 1999. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management's opinion, includes all adjustments necessary to present fairly the information for the quarters presented. Results for the previous fiscal quarter are not necessarily indicative of results for the full fiscal year or for any future fiscal quarter.

                                                  Quarters Ended,
                         ---------------------------------------------------------------------
                                   Fiscal 1998                      Fiscal 1999
                         -------------------------------- ------------------------------------
                         July 31 Oct. 31 Jan. 31 April 30 July 31 Oct. 31  Jan. 31    April 30
                         ------- ------- ------- -------- ------- -------  -------    --------
                                     (in thousands, except per share amounts)
Total revenues.......... $70,273 $76,862 $82,623 $85,267  $88,995 $94,767  $92,161    $97,172
Net revenues............  67,859  72,472  79,336  80,888   84,675  91,014   88,575     92,266
Operating profit
 (loss)(1)..............   4,094   4,230   5,091   4,775    4,389   2,959   11,066(2) (68,791)(3)
Net income (loss)(1)....   1,112   1,326   1,587   1,219    1,519    (146)   5,105(2) (72,904)(3)
Net income (loss) per
 share..................
  Basic.................    0.05    0.06    0.07    0.05     0.06   (0.01)    0.19      (2.15)
  Diluted...............    0.05    0.06    0.07    0.05     0.05   (0.01)    0.19      (2.15)

--------
(1) For the fiscal quarters ended July 31, 1998, October 31, 1998, January 31, 1999 and April 30, 1999, operating losses generated by Futurestep were $2,483, $4,579, $,3,411 and $2,105, respectively and net losses generated by Futurestep were $1,415, $2,610, $1,998 and $1,221, respectively.

(2) Fiscal 1999 third quarter results include a reduction in bonus expense of $10.2 million related to the first and second fiscal 1999 quarters and $5.4 million related to the third fiscal quarter, resulting from the implementation of the Company's revised compensation program effective May 1, 1998 upon completion of the public offering and non-recurring expenses of $8.4 million related to improving operating efficiencies and the resignation of the former President and Chief Executive Officer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

(3) The Company recognized a non-recurring compensation and benefits expense of $79.3 million in the fourth quarter of fiscal 1999, at the completion of the public offering, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the public offering and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by the Company of certain shares of its capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. The Company also recognized additional non-recurring charges of $1.5 million related to costs, primarily severance and benefits expense, incurred to achieve operating efficiencies in fiscal 1999.

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

   During the transition period, cashless payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

   KFY is currently assessing its information technology systems to determine whether they allow for transactions to take place in both the legacy currencies and the Euro and accommodate the eventual elimination of the legacy currencies. The Company's currency risk may be reduced as the legacy currencies are converted to the Euro. Accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form and the Company will continue to evaluate issues involving introduction of the Euro throughout the transition period.

Recently Issued Accounting Standards

   During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of May 1, 2001. It is not expected that the adoption of this standard will have any impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998 and will be adopted by the Company beginning in fiscal 2000. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. It is not expected that the adoption of this standard will have a material effect on the consolidated financial statements or on the capitalization policy.

Forward-looking Statements

   This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. Such statements include those regarding general economic and executive search industry trends. Because such statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by such forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any such forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

   Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include, but are not limited to, dependence on attracting and retaining qualified executive search consultants, portability of client relationships, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, risks related to the development and growth of Futurestep, reliance on information processing systems and the impact of Year 2000 issues, and employment liability risk. For more information on these risks and uncertainties, see "Business--Risk Factors" in the Company's Registration Statement on Form S-1 effective February 10, 1999 (Securities and Exchange Commission file number 333-61697).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   As a result of its global operating activities, the Company is exposed to certain market risks including changes in foreign currency fluctuations, fluctuations in interest rate and variability in interest rate spread relationships. The Company manages its exposure to these risks in the normal course of its business as described below. The Company has not utilized financial instruments for trading or other speculative purposes nor does it trade in derivative financial instruments.

 Foreign Currency Risk

   Generally, financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income.

   Financial results of foreign subsidiaries in countries with highly inflationary economies are measured in U.S. dollars. The financial statements of these subsidiaries are translated using a combination of current and historical and any translation adjustments are included in determining net income.

   Historically, the Company has not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which its offices are located and investment of excess cash balances in U.S. dollar denominated accounts.

 Interest Rate Risk

   The Company primarily manages its exposure to fluctuations in interest rates through its regular financing activities that generally are short term and provide for variable market rates. The Company has no outstanding balance on either its term loan or revolving line of credit as of April 30, 1999. At April 30, 1999, the Company has an outstanding principal balance of approximately $2.4 million of long-term notes payable to shareholders through fiscal 2004 at variable market rates. The Company has investments in interest bearing securities at market rates with original maturities ranging from May 1999 through October 2001 and an average maturity period of less than three months.

Item 8. Financial Statements and Supplementary Data

   See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item will be included under the captions "The Board of Directors," "Nominees for Director--Class 2000," "Nominees for Director--Class 2001," and "Nominees for Directors--Class 2002" in the Company's 1999 Proxy Statement, and is incorporated herein by reference. See also "Executive Officers of the Registrant" in Part I of this report.

Item 11. Executive Compensation

   The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation--Option Grant Table," "Executive Compensation--Aggregated Option Exercises and Year-end Option Values" and "Employment Agreements" in the Company's 1999 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement, and is incorporated herein by reference.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

                                                                         Page
                                                                         ----
 1.  Index to Financial Statements:

      See Consolidated Financial Statements included as part of this Form 10-K at page F-1

 2.  Financial Statement Schedule:

      Report of Independent Accountants................................  F-22

      Schedule II--Valuation and Qualifying Accounts...................  F-23

 3.  Exhibits:

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Amended and Restated Articles of Incorporation of the Company. Filed
         as Exhibit 3.1 to the Company's Current Report on Form 8-K dated
         February 22, 1999, and incorporated herein by reference.

  3.2 Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.

  4.1    Specimen Common Stock certificate. Filed as Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.1* Form of Indemnification Agreement between the Company and each of its executive officers and directors. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.2*   Performance Award Plan. Filed as Exhibit 10.2 to the Company's
         Registration Statement on Form S-1 (No. 333-61697), effective February
         10, 1999, and incorporated herein by reference.

 10.3*   Form of U.S. and International Worldwide Executive Benefit Retirement
         Plan. Filed as Exhibit 10.3 to the Company's Registration Statement on
         Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.4*   Form of U.S. and International Worldwide Executive Benefit Life
         Insurance Plan. Filed as Exhibit 10.4 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.5*   Worldwide Executive Benefit Disability Plan (in the form of Long-Term
         Disability Insurance Policy). Filed as Exhibit 10.5 to the Company's
         Registration Statement on Form S-1 (No. 333-61697), effective
         February 10, 1999, and incorporated herein by reference.

 10.6*   Form of U.S. and International Enhanced Executive Benefit and Wealth
         Accumulation Plan. Filed as Exhibit 10.6 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.7* Form of U.S. and International Senior Executive Incentive Plan. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1
         (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.8*   Executive Salary Continuation Plan. Filed as Exhibit 10.8 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.9*   Form of Amended and Restated Stock Repurchase Agreement. Filed as
         Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No.
         333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.10*  Form of Standard Employment Agreement. Filed as Exhibit 10.11 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.11*  Form of Deferred Compensation Election Form for Fiscal 1998. Filed as
         Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No.
         333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.12*  Stock Purchase Agreement between the Company, Man Jit Singh and
         Korn/Ferry International Futurestep, Inc. dated as of December 1,
         1997.

 10.13*  Shareholders Agreement between the Company, Man Jit Singh and
         Korn/Ferry International Futurestep, Inc. dated as of December 1,
         1997.

 10.14*  Employment Agreement between Man Jit Singh and Korn/Ferry
         International Futurestep, Inc. dated December 1, 1997. Filed as
         Exhibit 10.15 to the Company's Registration Statement on Form S-1
         (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.15*  KFI/Singh Agreement between the Company and Man Jit Singh dated
         December 1, 1997. Filed as Exhibit 10.16 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.16* Amended and Restated Stock Repurchase Agreement between the Company and Man Jit Singh dated as of January 15, 1999.

 10.17*  Stock Purchase Agreement between the Company, Richard M. Ferry, Henry
         B. Turner and Peter W. Mullin (as trustees of the Richard M. Ferry and
         Maude M. Ferry 1972 Children's Trust), the California Community
         Foundation and Richard M. Ferry Co-trustees, and the California
         Community Foundation dated June 2, 1995. Filed as Exhibit 10.20 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.17A* Form of First Amendment to Stock Purchase Agreement between the
         Company, Richard M. Ferry, Henry B. Turner and Peter W. Mullin (as trustees of the Richard M. Ferry and Maude M. Ferry 1972 Children's
         Trust), the California Community Foundation and Richard M. Ferry Co-trustees, and the California Community Foundation dated as of April
         25, 1999.

 10.18*  Form of U.S. and Foreign Executive Participation Program. Filed as
         Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No.
         333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.19*  General Release and Settlement Agreement between the Company and
         Michael D. Boxberger dated December 3, 1998. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.20*  Additional Redemption Agreement between the Company and Richard M.
         Ferry dated February 5, 1999. Filed as Exhibit 10.2 to the Company's
         Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.

 10.21*  Employment Agreement between the Company and Windle B. Priem effective
         May 1, 1999.

 10.22*  Employment Agreement between the Company and Peter L. Dunn effective
         April 29, 1999.

 10.23* Employment Agreement between the Company and Elizabeth S.C.S. Murray effective April 29, 1999.

 10.24   License Agreement between Self Discovery Dynamics LLC and Korn/Ferry
         International Futurestep, Inc. dated May 15, 1998. Filed as Exhibit
         10.18 to the Company's Registration Statement on Form S-1 (No. 333-
         61697), effective February 10, 1999, and incorporated herein by reference.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.25   Trademark License and Promotion Agreement between Dow Jones & Company, the Company and Korn/Ferry International Futurestep, Inc. dated June
         8, 1998. Filed as Exhibit 10.19 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.26 Credit Agreement dated as of February 12, 1999 by and among the Company, the lenders named therein, Mellon Bank, N.A. and Bank of America National Trust and Savings Association, as issuing banks, and Mellon Bank, N.A., as agent for the lenders. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.

 21.1    Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's
         Registration Statement on Form S-1 (No. 333-61697), effective February
         10, 1999, and incorporated herein by reference.

 23.1    Consent of Arthur Andersen LLP

 24.1    Power of Attorney (contained on the signature page)

 27.1    Financial Data Schedule for Fiscal Year Ended April 30, 1999

--------
*Management contract, compensatory plan or arrangement


(b) REPORTS ON FORM 8-K.

   The Company filed a Form 8-K dated February 22, 1999 with respect to the effective commencement and completion date of the public offering and the effective date of the Company's Amended and Restated Articles of Incorporation and the Company's Amended and Restated Bylaws in addition to the new credit facility.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KORN/FERRY INTERNATIONAL

                                          By: /s/ Elizabeth S.C.S. Murray
                                            -----------------------------------
                                                  Elizabeth S.C.S. Murray
                                                  Chief Financial Officer,
                                                Treasurer and Executive Vice
                                                         President

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the Registrant hereby constitutes and appoints Peter L. Dunn and Elizabeth S.C.S. Murray, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

        /s/ Richard M. Ferry         Chair of the Board and         July 23, 1999
____________________________________  Director
          Richard M. Ferry

        /s/ Windle B. Priem          Chief Executive Officer,       July 23, 1999
____________________________________  President and Director
          Windle B. Priem             (Principal Executive
                                      Officer)

    /s/ Elizabeth S.C.S. Murray      Chief Financial Officer,       July 23, 1999
____________________________________  Treasurer and Executive
      Elizabeth S.C.S. Murray         Vice President  (Principal
                                      Financial Officer)

        /s/ Donald E. Jordan           Vice President of Finance    July 23, 1999
____________________________________  (Principal Accounting
          Donald E. Jordan            Officer)

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Paul Buchanan-Barrow                 Director             July 23, 1999
____________________________________
        Paul Buchanan-Barrow

        /s/ Frank V. Cahouet                   Director             July 23, 1999
____________________________________
          Frank V. Cahouet

         /s/ Peter L. Dunn                     Director             July 23, 1999
____________________________________
           Peter L. Dunn

        /s/ Timothy K. Friar                   Director             July 23, 1999
____________________________________
          Timothy K. Friar

        /s/ Sakie Fukushima                    Director             July 23, 1999
____________________________________
          Sakie Fukushima

        /s/ Scott E. Kingdom                   Director             July 23, 1999
____________________________________
          Scott E. Kingdom

        /s/ Young Kuan-Sing                    Director             July 23, 1999
____________________________________
          Young Kuan-Sing

       /s/ Charles D. Miller                   Director             July 23, 1999
____________________________________
         Charles D. Miller

         /s/ Raimondo Nider                    Director             July 23, 1999
____________________________________
           Raimondo Nider

    /s/ Manuel A. Papayanopulos                Director             July 23, 1999
____________________________________
      Manuel A. Papayanopulos

       /s/ Gerhard Schulmeyer                  Director             July 23, 1999
____________________________________
         Gerhard Schulmeyer

       /s/ Michael A. Wellman                  Director             July 23, 1999
____________________________________
         Michael A. Wellman

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants........................................   F-2

Consolidated Balance Sheet as of April 30, 1999 and 1998.................   F-3

Consolidated Statements of Operations for the three years ended April 30,
 1999....................................................................   F-4

Consolidated Statements of Shareholders' Equity for the three years ended
 April 30, 1999..........................................................   F-5

Consolidated Statements of Cash Flows for the three years ended April 30,
 1999....................................................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants........................................  F-22

Schedule II--Valuation and Qualifying Accounts...........................  F-23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Korn/Ferry International and Subsidiaries:

   We have audited the accompanying consolidated balance sheet of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the "Company"), a California corporation, as of April 30, 1999 and 1998, and the related consolidated statement of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES as of April 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Arthur Andersen LLP

Los Angeles, California
June 7, 1999

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                 April 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
                          ASSETS
Cash and cash equivalents..................................  $113,741  $ 32,358
Marketable securities......................................    21,839       --
Receivables due from clients, net of allowance for doubtful
 accounts of $7,847 and $5,390.............................    63,139    57,754
Other receivables..........................................     3,337     3,501
Prepaid expenses...........................................     5,736     6,265
                                                             --------  --------
   Total current assets....................................   207,792    99,878
                                                             --------  --------
Property and equipment:
 Computer equipment and software...........................    17,554    13,715
 Furniture and fixtures....................................    14,646    13,573
 Leasehold improvements....................................    11,785     9,713
 Automobiles...............................................     1,716     1,679
                                                             --------  --------
                                                               45,701    38,680
Less: Accumulated depreciation and amortization............   (24,591)  (17,583)
                                                             --------  --------
 Property and equipment, net...............................    21,110    21,097
                                                             --------  --------
Cash surrender value of company owned life insurance
 policies, net of loans....................................    41,973    30,109
Marketable securities, guaranteed investment contracts and
 notes receivable..........................................     8,218     4,054
Deferred income taxes......................................    18,182    16,545
Goodwill and other intangibles, net of accumulated
 amortization of $5,351 and $4,182.........................     3,639     2,972
Other......................................................     3,210     1,716
                                                             --------  --------
   Total Assets............................................  $304,124  $176,371
                                                             ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and current maturities of long-term debt.....  $  1,356  $  2,559
Accounts payable...........................................    10,384     3,651
Income taxes payable.......................................     2,323     6,903
Accrued liabilities:
 Compensation..............................................    35,212    26,100
 Payroll taxes.............................................    20,546    14,821
 Other accruals............................................    21,910    19,271
                                                             --------  --------
   Total current liabilities...............................    91,731    73,305
Deferred compensation......................................    33,531    34,552
Long-term debt.............................................     2,360     6,151
Other......................................................     1,775     1,582
                                                             --------  --------
   Total liabilities.......................................   129,397   115,590
                                                             --------  --------
Non-controlling shareholders' interests....................     2,041     2,027
                                                             --------  --------
Mandatorily redeemable common and preferred stock:
 Preferred stock, no par value:
 Series A--Authorized 10 shares, 9 shares outstanding as
  of April 30, 1998, at redemption value...................       --         63
 Series B--Authorized 150 shares, 121 shares outstanding
  as of of April 30, 1998, at book value...................       --      1,353
 Common stock, no par value--Authorized 150,000 shares,
  22,282 shares outstanding as of April 30, 1998, at
  book value...............................................       --     62,110
 Less: Notes receivable from shareholders..................       --     (7,365)
                                                             --------  --------
   Total mandatorily redeemable common and preferred
    stock..................................................       --     56,161
                                                             --------  --------
Shareholders' equity:
 Common stock, no par value--Authorized 150,000 shares,
  35,633 and 920 shares outstanding as of April 30, 1999
  and 1998, respectively...................................   253,021       --
 Retained earnings (deficit)...............................   (66,426)    2,401
 Accumulated other comprehensive income....................    (2,360)      192
                                                             --------  --------
   Shareholders' equity....................................   184,235     2,593
 Less: Notes receivable from shareholders..................   (11,549)      --
                                                             --------  --------
   Total shareholders' equity..............................   172,686     2,593
                                                             --------  --------
   Total liabilities and shareholders' equity..............  $304,124  $176,371
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Fiscal Year Ended April
                                                             30,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Professional fees and reimbursable expenses...... $368,064  $311,016  $269,624
Other income including interest income...........    5,031     4,009     2,937
                                                  --------  --------  --------
  Total revenues.................................  373,095   315,025   272,561
Less: Reimbursable candidate expenses............  (16,565)  (14,470)  (12,137)
                                                  --------  --------  --------
  Net revenues...................................  356,530   300,555   260,424
Compensation and benefits........................  216,991   197,790   166,854
General and administrative expenses..............  100,714    84,575    73,005
Non-recurring charges............................   89,202       --        --
Interest expense.................................    4,463     4,234     3,320
                                                  --------  --------  --------
  Income (loss) before provision for income taxes
   and non-controlling shareholders' interests...  (54,840)   13,956    17,245
Provision for income taxes.......................    9,026     6,687     6,658
Non-controlling shareholders' interests..........    2,560     2,025     1,588
                                                  --------  --------  --------
  Net income (loss).............................. $(66,426) $  5,244  $  8,999
                                                  ========  ========  ========
Basic earnings (loss) per common share........... $  (2.37) $   0.24  $   0.42
                                                  ========  ========  ========
Basic weighted average common shares
 outstanding.....................................   28,086    21,885    21,382
                                                  ========  ========  ========
Diluted earnings (loss) per common share......... $  (2.37) $   0.23  $   0.40
                                                  ========  ========  ========
Diluted weighted average common shares
 outstanding.....................................   28,086    23,839    23,481
                                                  ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                           Preferred                                     Allocation of
                             Stock                          Accumulated  Shareholders'
                         -------------                         Other       Equity to
                         Series Series  Common   Retained  Comprehensive  Redeemable   Shareholders' Comprehensive
                           A      B     Stock    Earnings     Income         Stock        Equity        Income
                         ------ ------ --------  --------  ------------- ------------- ------------- -------------
Balance as of April 30,
 1996...................  $  1   $ 13  $ 10,656  $ 39,772     $(2,318)     $(45,848)     $  2,276
  Purchase of Stock.....           (1)   (5,051)                              5,052
  Issuance of Stock.....                  5,843                              (5,843)
Comprehensive Income:
  Net income............                            8,999                    (8,567)          432      $  8,999
  Foreign currency
   translation
   adjustments before
   tax..................                                       (2,872)        2,734          (138)       (2,872)
  Income tax benefit
   related to other
   comprehensive
   income...............                                        1,109        (1,056)           53         1,109
                                                                                                       --------
Comprehensive Income....                                                                               $  7,236
                          ----   ----  --------  --------     -------      --------      --------      ========
Balance as of April 30,
 1997...................     1     12    11,448    48,771      (4,081)      (53,528)        2,623
  Purchase of Stock.....                 (3,150)                              2,916          (234)
  Issuance of Stock.....                  8,635                              (8,635)
Comprehensive Income:
  Net income............                            5,244                    (5,005)          239      $  5,244
  Foreign currency
   translation
   adjustments before
   tax..................                                       (1,461)        1,394           (67)       (1,461)
  Income tax benefit
   related to other
   comprehensive
   income...............                                          700          (668)           32           700
                                                                                                       --------
Comprehensive Income....                                                                               $  4,483
                          ----   ----  --------  --------     -------      --------      --------      ========
Balance as of April 30,
 1998...................     1     12    16,933    54,015      (4,842)      (63,526)        2,593
  Purchase of Stock.....    (1)   (12)  (22,569)                                          (22,582)
  Issuance of Stock.....                160,198                                           160,198
  Initial public
   offering related
   charge...............                 49,286                                            49,286
  Release of book value
   restriction..........                 49,173   (54,015)      4,842        63,526        63,526
Comprehensive Income:
  Net loss..............                          (66,426)                                (66,426)     $(66,426)
  Foreign currency
   translation
   adjustments before
   tax..................                                       (4,069)                     (4,069)       (4,069)
  Income tax benefit
   related to other
   comprehensive
   income...............                                        1,709                       1,709         1,709
                                                                                                       --------
Comprehensive loss......                                                                               $(68,786)
                          ----   ----  --------  --------     -------      --------      --------      ========
Balance as of April 30,
 1999...................  $ --   $ --  $253,021  $(66,426)    $(2,360)     $    --       $184,235
                          ====   ====  ========  ========     =======      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Fiscal Year Ended April
                                                              30,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
Cash from operating activities:
  Net Income (loss)................................ $(66,426) $ 5,244  $ 8,999
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation...................................    8,090    6,552    5,087
    Amortization...................................    1,169    1,165      424
    Provision for doubtful accounts................    6,128    2,427    2,196
    Cash surrender value and benefits in excess of
     premiums paid.................................   (5,399)  (1,767)  (1,601)
    Total non-recurring initial public offering
     related charges...............................   79,300      --       --
    Other non-recurring non-cash charges...........    5,344      --       --
  Change in other assets and liabilities, net of
   acquisitions:
    Deferred compensation..........................    4,560    6,876    3,093
    Receivables....................................  (11,349)  (9,996) (12,630)
    Prepaid expenses...............................      529     (507)  (1,174)
    Income taxes payable...........................   (6,217)  (3,143)     276
    Accounts payable and accrued liabilities.......   23,249    9,678    6,036
    Non-controlling shareholders' interests and
     other, net....................................     (316)   1,953     (550)
                                                    --------  -------  -------
      Net cash provided by operating activities....   38,662   18,482   10,156
                                                    --------  -------  -------
Cash from investing activities:
  Purchases of property and equipment..............   (8,102)  (9,903)  (8,483)
  Purchases of other marketable securities.........  (30,057)     --       --
  Business acquisitions, net of cash acquired......   (1,323)     --       --
  Premiums on life insurance, net of benefits
   received........................................  (12,421) (12,408)  (7,865)
  Redemption of guaranteed investment contracts....    1,746    1,949    1,753
  Sale of interest in affiliates...................    2,308      473      434
                                                    --------  -------  -------
      Net cash used in investing activities........  (47,849) (19,889) (14,161)
                                                    --------  -------  -------
Cash from financing activities:
  Increase (decrease) on bank borrowings...........   (5,000)   2,000    2,000
  Payment of debt..................................   (3,737)  (1,957)  (1,470)
  Borrowings under life insurance policies.........    5,956    5,358    1,973
  Purchase of common and preferred stock and
   payments on related notes.......................  (20,968)  (2,761)  (3,674)
  Issuance of common stock and receipts on
   shareholders' notes.............................  141,779    6,588    5,597
  IPO related non-recurring charges................  (25,100)     --       --
                                                    --------  -------  -------
      Net cash provided by financing activities....   92,930    9,228    4,426
                                                    --------  -------  -------
Effect of exchange rate changes on cash flows......   (2,360)    (761)  (1,763)
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents.......................................   81,383    7,060   (1,342)
Cash and cash equivalents at beginning of the
 period............................................   32,358   25,298   26,640
                                                    --------  -------  -------
Cash and cash equivalents at end of the period..... $113,741  $32,358  $25,298
                                                    ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

 Nature of Business

   Korn/Ferry International and Subsidiaries is engaged in the business of providing executive recruitment, Internet-based middle management recruitment, through Futurestep, and consulting and related services globally on a retained basis.

 Basis of Presentation

   The consolidated financial statements include the accounts of Korn/Ferry International, all of its wholly owned domestic and international subsidiaries, and affiliated companies in which the Company has effective control (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated.

 Use of Estimates

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

 Translation of Foreign Currencies

   Generally, financial results of the Company's foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income.

   Financial results of foreign subsidiaries in countries with highly inflationary economies are measured in U.S. dollars. The financial statements of these subsidiaries are translated using a combination of current and historical exchange rates and any translation adjustments are included in determining net income. Translation losses, included in general and administrative expenses, were $349, $511 and $344 in fiscal 1999, 1998 and 1997, respectively.

 Revenue Recognition

   Substantially all professional fee revenues are derived from fees for professional services related to executive search, consulting and related services. Fee revenues are recognized as services are substantially rendered, generally over a ninety day period commencing in the month of initial acceptance of a search engagement. The Company generally bills clients in three monthly installments over this period. Reimbursable expenses include specifically identified and allocated costs related to professional services that are billed to clients.

 Cash Flows

   Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


   Net cash from operating activities includes cash payments for interest of $4,339, $4,381 and $3,594 in fiscal 1999, 1998 and 1997, respectively. Cash payments for income taxes, net of refunds, amounted to $14,989, $9,830 and $6,770 in fiscal 1999, 1998 and 1997, respectively.

  Marketable Securities

   All marketable securities are accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates this classification at each balance sheet date. The securities have original maturities ranging from August 1999 through October 2001 and are classified as held-to-maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. At April 30, 1999, the estimated fair value of the investments approximated its amortized cost and, therefore, there were no significant unrealized gains or losses. Investments consisted of the following:

                                                            As of April 30,
                                                                 1999
                                                           -----------------
                                                           Current Long-term
                                                           ------- ---------
                                                            (in thousands)
                                                           ----------------- ---
     U.S. Treasury and Government Securities.............. $13,939  $  496
     Certificate of deposits..............................   3,996     --
     Commercial Paper.....................................   3,904     --
     Asset-backed securities..............................     --    7,722
                                                           -------  ------
       Marketable securities.............................. $21,839  $8,218
                                                           =======  ======

  Fair Value of Financial Instruments

   The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. Guaranteed investment contracts, notes receivable, notes payable and long-term debt bear interest at rates that approximate the current market interest rates for similar instruments and, accordingly the carrying value approximates fair value.

  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide.

  Property and Equipment

   Leasehold improvements are amortized over the useful life of the asset, or the lease term, whichever is less, using the straight-line method. All other property and equipment is depreciated or amortized over the estimated useful lives of three to ten years, using the straight-line method.

  Cash Surrender Value of Life Insurance

   The increase in the cash surrender value ("CSV") of Company owned life insurance ("COLI") contracts in excess of insurance premiums paid is reported in compensation and benefits expense. (See Note 8).

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


 Goodwill and Other Intangibles

   Goodwill represents the excess of the acquisition cost over the net assets acquired in business combinations and is amortized on a straight line basis over the estimated useful life, currently five to ten years. Other intangibles arising from business acquisitions include contractual obligations contingent upon future performance and are amortized on a straight line basis over the contractual period.

   The Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and it writes down recorded costs of the assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher.

 New Accounting Pronouncements

   During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of May 1, 2001. It is not expected that the adoption of this standard will have an impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilized derivative instruments or participate in structured hedging activities.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for years beginning after December 15, 1998 and will be adopted by the Company beginning in fiscal 2000. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. It is not expected that the adoption of this standard will have a material effect on the consolidated financial statements or the capitalization policy.

2. Initial Public Offering of Common Stock

   In February 1999, the Company completed the initial public offering ("IPO") of an aggregate of 11.8 million shares of common stock at $14.00 per share, of which 9,962 shares were sold by the Company and 1,788 shares were sold by selling shareholders, resulting in net proceeds (after deducting underwriting discounts and other expenses payable by the Company) of $124.3 million to the Company and $24.4 million to the selling shareholders. The Company's common stock is traded on the New York Stock Exchange under the symbol "KFY." The Company also received approximately $3.0 million from the repayment by certain selling shareholders of loans from the Company to those selling shareholders.

   The Company used $14.4 million of the net proceeds to repay its term loan and all outstanding indebtedness under the Company's credit facilities, $25.7 million to complete the redemption by the Company of certain shares of its capital stock, primarily shares owned by certain shareholders under the terms of a 1994 stock redemption agreement, $1.4 million to redeem the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock rights.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


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

3. Basic and Diluted Earning (Loss) Per Share

   Basic earnings (loss) per common share ("basic EPS") was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share ("diluted EPS") was determined by dividing the net income
(loss) by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income or loss) and denominator (shares) used in the computation of basic and diluted EPS:

                                               Fiscal year ended April 30,
                          ------------------------------------------------------------------------
                                    1999                      1998                   1997
                          -------------------------  ---------------------- ----------------------
                                    Weighted  Per           Weighted  Per          Weighted  Per
                           Income   Average  Share          Average  Share         Average  Share
                           (Loss)    Shares  Amount  Income  Shares  Amount Income  Shares  Amount
                          --------  -------- ------  ------ -------- ------ ------ -------- ------
Basic EPS
Income (loss) available
 to common
 shareholders...........  $(66,426)  28,086  $(2.37) $5,244  21,885  $0.24  $8,999  21,382  $0.42
                                             ======                  =====                  =====
Effect of Dilutive
 Securities
Shareholder common stock
 purchase commitments...                                        318                    436
Phantom stock units.....                                161    1219            246    1242
Stock appreciation
 rights.................                                 14     417             88     421
                          --------   ------          ------  ------         ------  ------
Diluted EPS
Income (loss) available
 to common shareholders
 plus assumed
 conversions............  $(66,426)  28,086  $(2.37) $5,419  23,839  $0.23  $9,333  23,481  $0.40
                          ========   ======  ======  ======  ======  =====  ======  ======  =====

   The share amounts in the table above reflects a four to one stock split approved by the Board of Directors in July 1998. The Company filed an amendment to the existing Articles of Incorporation to increase the authorized capital stock and effect the four to one split of the Common Stock in February 1999. The financial statements have been retroactively restated for the effects of this transaction. The Company has 3,466 options outstanding at April 30, 1999 that are anti-dilutive and therefore, are excluded from the above reconciliation.

4. Stock Option Plans

   In July 1998, the Company adopted the Performance Award Plan (the "Plan") to provide a means to attract, motivate, reward and retain talented and experienced officers, non-employee directors, other key employees and certain other eligible persons who may be granted awards from time to time by the Company's Board of Directors (the "Board") or, if authorized, the Compensation Committee, or, for non-employee directors, under a formula provided in the Plan. The maximum number of shares of Common Stock reserved for issuance is seven million, subject to adjustment for certain changes in the Company's capital structure and other extraordinary events. Shares subject to awards that are not paid for or exercised before they expire or are terminated are available for other grants under the Plan to the extent permitted by law. The Plan is not exclusive. The Board may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


   Awards under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), limited SARs, restricted stock, performance shares, stock bonuses, or cash bonuses based on performance. The maximum term of options, SARs and other rights to acquire Common Stock under the Plan is ten years after the initial date of award, subject to provisions for further deferred payment in certain circumstances. Awards may be granted individually or in combination with other awards. No incentive stock option may be granted at a price that is less than the fair market value of the Common Stock (110% of fair market value of the Common Stock for certain participants) on the date of grant. Nonqualified stock options and other awards may be granted at prices below the fair market value of the Common Stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Typically, the participant may vote restricted stock, but any dividend on restricted shares will be held in escrow subject to forfeiture until the shares have vested. No more than 350 shares will be available for restricted stock awards, subject to exceptions for restricted stock awards based on past service, deferred compensation and performance awards. No awards other than stock options have been granted under the Plan in fiscal 1999.

   The maximum number of shares subject to awards (either performance or otherwise) that may be granted to an individual in the aggregate in any one calendar year is 1,050. A non-employee director may not receive awards of more than 50 shares in the aggregate in any one calendar year. With respect to cash-based performance awards, no more than $2.5 million per year, per performance cycle may be awarded to any one individual. No more than one performance cycle may begin in any one year with respect to cash-based performance awards.

   Under the Plan, each director who is not an officer or employee (a "Non-Employee Director") is automatically granted a nonqualified stock option to purchase 2 shares of Common Stock when the person takes office and on the day of each annual shareholders meeting in each calendar year beginning in 1999, at an exercise price equal to the market price of the Common Stock at the close of trading on that date. Non-Employee Directors may also be granted discretionary awards. All automatically granted Non-Employee Director stock options will have a ten-year term and will be immediately exercisable. If a Non-Employee Director's services are terminated for any reason, any automatically granted stock options held by such Non-Employee Director that are exercisable will remain exercisable for twelve months after such termination of service or until the expiration of the option term, whichever occurs first. No options were granted to non-employee directors in fiscal 1999.

   The Company issued 2,063 stock options to certain employees effective as of the initial public offering date. These options vest ratably over a three year period and have a seven year term. In April 1999, the Company granted, as performance awards, seven-year stock options for approximately 1,403 shares of Common Stock. Such options will vest in equal installments over five years. The weighted average fair value of options granted during fiscal 1999 is $9.66 per share. The weighted average remaining contractual term of all outstanding options at April 30, 1999 was approximately 6.9 years. The exercise price per share of the initial public offering options grant and performance options grant was $14.00 and $13.43 per share, respectively. No options were exercisable as of April 30, 1999.

   The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations to account for its stock-based compensation arrangements. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant.

   Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to be determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The weighted average fair value of options granted during fiscal 1999, estimated at the date of grant using a Black-Scholes option pricing model, was $9.30 and $10.20 for the initial public offering grant and performance award grant, respectively. The fair value of options granted in

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)

fiscal 1999 is estimated on the date of grant using the following assumptions: average risk-free interest rate of 5.18%, dividend rate of zero, expected volatility of 62.4% and expected option life ranging from seven to ten years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to compensation expense over the vesting period. If the Company had accounted for its employee stock options granted in fiscal 1999 under the fair value method prescribed by SFAS No. 123, the pro forma net loss and diluted loss per share would increase by $15.7 million and $0.55, respectively.

5. One-time non-recurring charges

   At the completion of the public offering in February 1999, the Company recognized a non-recurring compensation and benefits expense of $79.3 million, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the IPO and the fair market value of the shares at the date of issuance, (b) $25.7 million from the completion of the redemption by the Company of certain shares of its capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights.

   Additionally, the Company recently completed an evaluation of its worldwide operations and revenues, compensation costs and other operating expenses for each of its offices and geographic locations. The Company conducted the evaluation in order to identify, and eventually eliminate, existing inefficiencies and excess costs and to better align and enhance the competitive position of the Company within each region. The Company assessed staff levels and office needs based on individual performance and the economic conditions and the outlook in each region. The Company identified approximately 50 employees that would be terminated and three underperforming European offices that will be downsized or relocated to more efficient premises. As a result of this analysis, a non-recurring charge to earnings of $7.0 million for severance and benefit costs related to staff downsizing was recognized in fiscal 1999. This expense is comprised of a $3.2 million non-cash charge to earnings related to the release of existing book value stock repurchase requirements for nine of the terminated employees and $3.8 million for severance and benefit payments for the terminated employees, of which $3.7 million was paid as of April 30, 1999. The Company also recognized a non-recurring charge of $0.3 million, of which $0.2 million was paid as of April 30, 1999, for lease renegotiation and other relocation costs in fiscal 1999. The Company does not expect any additional charge to earnings related to these items.

   The Company also recognized a non-recurring charge of $2.6 million in connection with the resignation of the former President and Chief Executive Officer. This charge is comprised of $1.5 million for compensation and other amounts payable over the next seven months, of which $0.8 million was paid as of April 30, 1999 and a $1.1 million non-cash charge to earnings representing the difference between the then current book value and the appraised value of 165,168 common shares he retained subsequent to his resignation.

6. Shareholders Agreements and Supplemental Information Regarding Book Value Per Share

   From fiscal 1991 to 1998, eligible executives of the Company had the opportunity to purchase shares of Common Stock at book value and were required to sell their shares of Common Stock to the Company at book value upon termination of their employment under stock purchase and repurchase agreements collectively referred to as the Equity Participation Program ("EPP"). Shares subject to book value repurchase agreements are classified as mandatorily redeemable common stock in the accompanying consolidated balance sheets. For purposes of EPP

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)

purchases and sales, book value per share, adjusted for the 4-to-1 stock split, was $2.79 and $2.60 at April 30, 1998 and 1997, respectively. The EPP book value calculation excludes the effect of the Series A Preferred Stock and shareholder notes related to Common Stock purchases. On May 1, 1998, the Company issued 3,016 shares at the book value of $2.79 per share.

   The Board of Directors approved the Supplemental Equity Participation Program (the "Supplemental EPP") in July 1998, effective May 2, 1998, that provides for the issuance and repurchase of shares of Common Stock at fair value. The Company issued 110 shares of Common Stock at the fair market value of $10.98 per share, appraised as of June 30, 1998. The Company ceased enrollment of executives in the Supplemental EPP as of August 17, 1998. In November 1998, the Company adopted the Interim Equity Executive Participation Program (the "Interim EPP") in order to permit persons promoted to vice president and other persons hired as vice presidents of the Company between August 18, 1998 and December 30, 1998 to purchase shares of Common Stock at $9.69 per share, the fair market value as of December 30, 1998. The Company issued 438 shares under the Interim EPP.

   In fiscal 1999, the Company terminated its Phantom Stock Plan, established in 1988, and Stock Right Plan, established in 1992 ("these Plans"), in contemplation of the IPO. These Plans provided benefits, to certain key employees and other employees selected by a committee of the Board of Directors, substantially identical to ownership of the Company's Common Stock, excluding voting rights. Compensation expense, recognized based on the change if any in the book value of the Common Stock since the grant date, was $279 and $514 in fiscal 1998 and 1997 respectively.

   Based on the book value of a share of Common Stock at April 30, 1998 of $2.79, the participants in these plans could elect to receive a cash payment or shares of Common Stock in exchange for an aggregate of 276 phantom stock units and 114 stock rights outstanding as of June 30, 1998, the effective date of termination of these Plans. The company issued 1,551 shares of Common Stock in connection with the termination of these Plans to all but one participant and recognized a non-recurring compensation and benefits expense of $12,700 at completion of the IPO, representing the excess of the fair market value over the book value of the shares issued in the conversion.

   The repurchase agreements under the EPP, Supplemental EPP and Interim EPP were amended upon consummation of the IPO to permit employee shareholders to sell their shares in the public market, subject to a liquidity schedule that provides for increases over a four year period in the number of shares that can be sold. As a result, all remaining shares previously classified as mandatorily redeemable were reclassified to Common Stock. The Company repurchased a total of 2,646 shares in fiscal 1999 all at book value.

   As of April 30, 1999 and 1998, notes receivable from shareholders for Common Stock purchases were $10,679 and $6,612, respectively. The Company issued Common Stock in exchange for notes receivable from shareholders of $9,262, $6,184 and $4,305 in fiscal 1999, 1998 and 1997, respectively. The notes receivable are secured by the common stock purchased, bear interest at primarily 8% and require annual payments of principal and interest through 2004.

7. Employee Profit-Sharing and Benefit Plans

   The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The Company's discretionary accrued contribution to this plan was $2,622, $2,400 and $1,768 for fiscal 1999, 1998 and 1997, respectively. The Company's non-U.S. employees are covered by a variety of pension plans that are applicable to the countries in which they work. The contributions for these plans are determined in accordance with the legal requirements in each country and generally are based on the employees' annual compensation.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


8. Deferred Compensation and Life Insurance Contracts

   The Company has established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.

   The Enhanced Wealth Accumulation Plan (EWAP) was established in fiscal 1994. Certain vice presidents elect to participate in a "deferral unit" that requires the contribution of current compensation for an eight year period in return for defined benefit payments from the Company over a fifteen year period generally at retirement at age 65 or later. Participants may acquire additional "deferral units" every five years.

   The EWAP replaced the Wealth Accumulation Plan (WAP) in fiscal 1994 and executives who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement at age 65.

   The Company also maintains a Senior Executive Incentive Plan (SEIP) for participants elected by the Company's Board of Directors. Generally, to be eligible the vice president must be participating in the EWAP. Participation in the SEIP requires the vice president to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period at age 65, or retirement.

   The Company's Worldwide Executive Benefit Plans (WEB) are designed to integrate with government sponsored benefits and provide a monthly benefit to vice presidents and shareholders upon retirement from the Company. Each year a plan participant accrues and is fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant's term of employment, up to a maximum of 20 years, multiplied by the participant's highest average monthly salary during any 36 consecutive months in the final 72 months of active full-time employment.

   In 1998, certain employees elected to defer a portion of their compensation, amounting to approximately $2.5 million, into a new deferred compensation plan established by the Company. This plan was terminated in fiscal 1999, and as required by the agreement, the employees received their deferred compensation plus interest at the Company's average monthly bank borrowing rate, ranging from 6.4% to 8% at April 30, 1999 and 1998, respectively.

   Certain current and former employees also have individual deferred compensation arrangements with the Company which provide for payment of defined amounts over certain periods commencing at specified dates or events.

   For financial accounting purposes, the Company estimates the present value of the future benefits payable under these plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the "benefit/years of service" attribution method for the SEIP, WAP and EWAP plans and the "projected unit credit" method for the WEB plan.

   In calculating the accrual for future benefit payments, management has made assumptions regarding employee turnover, participant vesting and the discount rate. Management periodically reevaluates all assumptions. If assumptions change in future reporting periods, the changes may impact the measurement and recognition of benefit liabilities and related compensation expense.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


   As of April 30, 1999 and 1998, the Company had unrecognized losses related to these deferred compensation plans of $7,728 and $7,747 due to changes in assumptions of the discount rate used for calculating the accruals for future benefits. The Company amortizes unrecognized losses over the average remaining service period of active participants. The discount rate was 7.5% in fiscal 1999 and 1998.

   Following is a reconciliation of the benefit obligation for the Company's deferred compensation plans:

                                                                  Fiscal Year
                                                                     Ended
                                                                   April 30,
                                                                ----------------
                                                                 1999     1998
                                                                -------  -------
   Benefit obligation at beginning of year..................... $35,362  $30,149
   Service cost................................................   3,498    1,693
   Interest cost...............................................   1,650    1,622
   Plan participants' contributions............................   3,233    5,981
   Recognized loss due to change in assumption.................     555      624
   Benefits paid...............................................  (9,712)  (4,707)
                                                                -------  -------
   Benefit obligation at end of fiscal year....................  34,586   35,362
   Less: current portion of benefit obligation.................  (1,055)    (810)
                                                                -------  -------
     Long-term benefit obligation at end of year............... $33,531  $34,552
                                                                =======  =======

   The Company has purchased COLI contracts insuring participants and former participants. The gross CSV of these contracts of $84,628 and $67,747 is offset by outstanding policy loans of $42,655 and $37,638, on the accompanying consolidated balance sheets as of April 30, 1999 and 1998, respectively.

   Total death benefits payable under COLI contracts were $343,973 and $285,495 at April 30, 1999 and 1998, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain future death benefits are restricted for the purchase of certain shares of Common Stock, if any, upon the death of a shareholder. As of April 30, 1999, COLI contracts with a net cash surrender value of $35,430 and death benefits payable of $190,626 were held in trust for these purposes.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


9. Notes Payable and Long-Term Debt

   At April 30, 1999, the Company maintained a $50.0 million unsecured bank revolving line of credit facility. Borrowings on the line of credit bear interest at various rates based on either a LIBOR index plus 1.4% or the bank's prime lending rate, which were 6.37% and 7.75%, respectively, at April 30, 1999. There was no outstanding balance under the revolving line of credit as of April 30, 1999.

   The Company's long-term debt consists of the following:

                                                              As of April 30,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
   8% variable rate unsecured term loan due to bank,
    principal and interest payable quarterly................. $    --  $ 5,000
   Unsecured subordinated notes payable to shareholders due
    through 2004, bearing interest at various rates up to
    8.75%....................................................   3,716    3,710
                                                              -------  -------
     Total debt..............................................   3,716    8,710
   Less: current maturities of long-term debt................  (1,356)  (2,559)
                                                              -------  -------
     Long-term debt.......................................... $ 2,360  $ 6,151
                                                              =======  =======

   The Company issued notes payable to shareholders of $1,620, $389 and $1,708 in fiscal 1999, 1998 and 1997, respectively, for the purchase of Common Stock.

   Annual maturities of long-term debt for the five fiscal years subsequent to April 30, 1999 are: $1,356 in 2000, $949 in 2001, $798 in 2002, $477 in 2003
and $136 in 2004.

   The Company also has outstanding borrowings against the CSV of COLI contracts of $42,655 and $37,638 at April 30, 1999 and 1998, respectively. These borrowings are secured by the CSV, principal payments are not scheduled and interest is payable at least annually, at various variable rates. (See
Note 8).

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


10. Income Taxes

   The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

   The provision (benefit) for domestic and foreign income taxes is comprised of the following components:

                                                 Fiscal Year Ended April 30,
                                                -------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  ---------
   Current income taxes:
    Federal.................................... $   1,474  $   2,953  $   2,602
    State......................................       407      1,022        991
                                                ---------  ---------  ---------
     Total.....................................     1,881      3,975      3,593
                                                ---------  ---------  ---------
   Deferred income taxes:
    Federal....................................    (2,248)    (3,458)    (2,133)
    State......................................      (750)    (1,154)      (713)
                                                ---------  ---------  ---------
     Total.....................................    (2,998)    (4,612)    (2,846)
                                                ---------  ---------  ---------
   Foreign income taxes........................    10,143      7,324      5,911
                                                ---------  ---------  ---------
     Provision for income taxes................ $   9,026  $   6,687  $   6,658
                                                =========  =========  =========

   The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes were as follows:

                                                    Fiscal Year Ended April
                                                              30,
                                                    --------------------------
                                                      1999     1998     1997
                                                    --------  -------  -------
   Domestic........................................ $(80,544) $(4,635) $(2,534)
   Foreign.........................................   25,704   18,591   19,779
                                                    --------  -------  -------
     Income (loss) from operations................. $(54,840) $13,956  $17,245
                                                    ========  =======  =======

   The income tax provision stated as a percentage of pretax income, excluding $76,331 of non-recurring charges in fiscal 1999 that are not tax deductible, was different than the amount computed using the U.S. statutory federal income tax rate for the reasons set forth in the following table:

                                               Fiscal Year Ended April 30,
                                               ------------------------------
                                                 1999      1998       1997
                                               --------- ---------  ---------
   U.S. federal statutory tax rate............     35.0%      35.0%      35.0%
   Foreign source dividend income.............     12.7       30.6       12.7
   Foreign income tax credits utilized........     (8.5)     (21.5)     (11.6)
   Income subject to higher (lower) foreign
    tax rates.................................      5.3        5.9       (5.9)
   COLI CSV increase, net.....................     (7.0)      (5.4)       0.8
   Other......................................      4.5        3.3        7.6
                                               --------  ---------  ---------
     Effective tax rate.......................     42.0%      47.9%      38.6%
                                               ========  =========  =========

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


   The significant components of deferred tax assets and liabilities are as follows:

                                                               As of April 30,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Deferred income tax assets (liabilities):
   Deferred compensation...................................... $14,031  $14,652
   Accrued operating expenses.................................   5,430    3,172
   Other accrued liabilities..................................  (1,686)  (1,360)
   Property and equipment.....................................     832      419
   Other......................................................    (425)    (338)
                                                               -------  -------
     Deferred income taxes.................................... $18,182  $16,545
                                                               =======  =======

   Realization of the tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred tax charges become currently deductible for tax reporting purposes. Management believes that all of the deferred tax asset will be realizable. However, the amount of the deferred tax asset considered realizable could be reduced if the estimates of amounts and/or the timing of future taxable income are revised.

11. Business Segments

   The Company operates in one industry segment, retained executive recruitment, on a global basis. For purposes of the geographic information below, Mexico is included in Latin America. In January 1998, the Company formed Futurestep, as a 93 percent owned subsidiary included in North America, to provide Internet-based retained recruitment services for middle management positions. Identifiable assets of Futurestep are not material. Futurestep reported net revenues and operating losses of $4,365 and $12,578 in fiscal 1999 and operating losses of $824 in fiscal 1998. A summary of the company's operations by geographic area follows:

                                                       Fiscal Year Ended April
                                                                 30,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
  Net revenues:
  North America...................................... $192,848 $157,044 $130,437
  Europe.............................................   99,871   79,731   72,314
  Asia/Pacific.......................................   33,055   32,887   32,544
  Latin America......................................   30,756   30,893   25,129
                                                      -------- -------- --------
    Total net revenues............................... $356,530 $300,555 $260,424
                                                      ======== ======== ========

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


                                                    Fiscal Year Ended April
                                                              30,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  -------- --------
Operating profit(loss):
  North America................................... $(66,693) $ 10,660 $ 13,711
  Europe..........................................    4,918       382     (935)
  Asia/Pacific....................................    2,480       701    3,585
  Latin America...................................    8,918     6,447    4,204
                                                   --------  -------- --------
    Total operating profit (loss).................  (50,377)   18,190   20,565
  Interest expense................................    4,463     4,234    3,320
                                                   --------  -------- --------
    Income (loss) before income taxes and non-
     controlling shareholders' interest........... $(54,840) $ 13,956 $ 17,245
                                                   ========  ======== ========
                                                        As of April 30,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  -------- --------
Identifiable assets:
  North America(1)................................ $211,901  $100,842 $ 70,055
  Europe..........................................   54,910    40,600   42,300
  Asia/Pacific....................................   20,209    18,529   25,444
  Latin America...................................   17,104    16,400   10,606
                                                   --------  -------- --------
    Total......................................... $304,124  $176,371 $148,405
                                                   ========  ======== ========

--------
(1) North America includes Corporate identifiable assets of $144,771, $34,162 and $27,557 in fiscal 1999, 1998 and 1997, respectively.

   The Company's clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company's revenues during fiscal 1999, 1998 or 1997.

12. Acquisitions and Divestitures

   Effective in May 1998, the Company acquired Didier, Vuchot & Associates in France for approximately $6 million in cash, notes and mandatorily redeemable stock of a subsidiary of the Company. The stock of the subsidiary is exchangeable for Common Stock upon the achievement of certain performance targets over a four year period from the acquisition date. Stock not exchanged is mandatorily redeemable for a nominal amount at the end of the period. The acquisition was accounted for as a purchase. The fair market value of the net assets acquired was approximately $1.5 million. The excess of the cash and notes over this amount is related to mandatorily redeemable stock of the subsidiary, is contingent upon future performance and will be recognized as compensation expense as earned.

   Effective June 1998, the Company acquired all of the outstanding shares of Ray and Berndtson SA in Switzerland for $3.6 million in cash, notes and Common Stock of the Company. The acquisition was accounted for as a purchase. The fair market value of the net assets acquired was approximately $594. The excess of cash and notes over this amount, approximately $1.4 million, related to employment contracts that are contingent upon future performance and will be recognized as compensation expense as earned. The purchase price in excess of these amounts has been allocated to goodwill.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


   Effective February 1996, the Company divested its 47% interest in Strategic Compensation Associates for a cash payment of $357 and notes receivable of $3,215. Included in other income in fiscal 1996, is a gain of $516 recognized on this transaction. The outstanding balance of notes receivable at April 30, 1998 and 1997 was $2,308 and $2,781, respectively. The note was paid in full in December 1998.

13. Commitments and Contingencies

   The Company leases office premises and certain office equipment under leases expiring at various dates through 2010. Total rental expense for fiscal years 1999, 1998 and 1997 amounted to $13,026, $12,948 and $11,686, respectively. At April 30, 1999, minimum future commitments under noncancelable operating leases with lease terms in excess of one year were payable as follows: $11,320 in 2000, $10,927 in 2001, $9,328 in 2002, $6,567
in 2003, $13,148 in 2004 and $6,951 thereafter. As of April 30, 1999, the
Company has outstanding standby letters of credit of $754 in connection with office leases.

   In June 1998, the Company and Futurestep entered into a three-year contract for an exclusive alliance with The Wall Street Journal, which provides the Company with reduced advertising rates, requires the purchase by Futurestep of a minimum amount of print and on-line advertising and permits the use of The Wall Street Journal name in connection with promotion of the Futurestep service. The Company and Futurestep have agreed not to promote competing services during the initial term of the contract. All costs related to the contract are expensed as incurred. The contract requires the Company and Futurestep to purchase from The Wall Street Journal a minimum of $3.5 million, $4.0 million and $2.5 million of print and on-line advertising in the first, second and third year of the contract, respectively. In fiscal 1999, the Company and Futurestep purchased approximately $3.0 million of advertising. During renewal periods, the Company and Futurestep would be obligated to pay The Wall Street Journal a minimum annual payment amount for advertising equal to the immediately preceding year amount adjusted for inflation.

   The contract with The Wall Street Journal has an initial term through June 2001 with options for renewal and is the first of its kind in the executive search industry. Futurestep may terminate the contract at any time if (a) the Company or Futurestep breach a material provision of the contract, (b) there is an effective change in control of the Company or Futurestep (other than pursuant to a registered offering) or (c) any party to the contract is adjudged to be insolvent or bankrupt. If the contract terminates for any of these reasons during the initial term, the Company and Futurestep would be obligated to pay any unpaid remainder of the annual minimum payment amount for the year in which termination occurs plus an additional $2.5 million. If The Wall Street Journal terminates the contract for the reasons cited above during a renewal term, then the Company and Futurestep would be obligated to pay any unpaid remainder of the annual minimum payment amount plus an additional $1.0 million.

   The Company has a policy of requiring all its vice presidents to enter into a standard form of employment agreement which provides for an annual base salary and discretionary and incentive bonus payments. The Company also requires its vice presidents to agree in their employment contracts not to compete with the Company, both during the term of their employment with the Company, and also for a period of one to two years after their employment with the Company ends. Furthermore, for a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside the Company.

   Effective April and May 1999, the Company entered into employment agreements with three executive officers for an initial term of three years that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements is $5.7 million and $8.5 million prior to and following a change in control, respectively. In addition, all outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   (in thousands, except per share amounts)


   In fiscal 1999, the Company completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. The Company incurred approximately $0.3 million in fiscal 1999 to resolve Year 2000 issues and expects to incur approximately $0.2 million to $0.3 million in fiscal 2000. The expenses to be incurred on the Year 2000 issues are being funded through operating cash flows. The Company estimates full compliance by October 31, 1999. The costs relating to the Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Actual results could differ materially from those anticipated.

   Subsequent to fiscal 1999, the Company entered into agreements with two vendors to purchase and implement an Enterprise Resource Planning system for internal use. The estimated total amount committed under this agreement for the next two fiscal years is $11.0 million.

   From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation, which if resolved adversely against the Company, would in the opinion of the Company, have a material adverse effect on the Company's business, financial position or results of operations.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Korn/Ferry International and Subsidiaries:

   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Korn/Ferry International and subsidiaries included in this Form 10-K report and have issued our report thereon dated June 7, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II-- Korn/Ferry International Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Los Angeles, California
June 7, 1999

                                  SCHEDULE II

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                            Additions
                                    -------------------------
                         Balance at Charged to
                         Beginning  Costs and    Charged to              Balance at
                          of Year    Expenses  Other Accounts Deductions End of Year
                         ---------- ---------- -------------- ---------- -----------
                                               (in thousands)
Allowance for Doubtful
 Accounts
  Year Ended April 30,
   1999.................   $5,390     $6,128        $ --        $3,671     $7,847
  Year Ended April 30,
   1998.................    3,846      2,427          --           883      5,390
  Year Ended April 30,
   1997.................    3,341      2,196          --         1,691      3,846

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
  3.1    Amended and Restated Articles of Incorporation of the Company. Filed
         as Exhibit 3.1 to the Company's Current Report on Form 8-K dated
         February 22, 1999, and incorporated herein by reference.

  3.2 Amended and Restated Bylaws of the Company. Filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.

  4.1    Specimen Common Stock certificate. Filed as Exhibit 4.1 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.1* Form of Indemnification Agreement between the Company and each of its executive officers and directors. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.2*   Performance Award Plan. Filed as Exhibit 10.2 to the Company's
         Registration Statement on Form S-1 (No. 333-61697), effective February
         10, 1999, and incorporated herein by reference.

 10.3*   Form of U.S. and International Worldwide Executive Benefit Retirement
         Plan. Filed as Exhibit 10.3 to the Company's Registration Statement on
         Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.4*   Form of U.S. and International Worldwide Executive Benefit Life
         Insurance Plan. Filed as Exhibit 10.4 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.5*   Worldwide Executive Benefit Disability Plan (in the form of Long-Term
         Disability Insurance Policy). Filed as Exhibit 10.5 to the Company's
         Registration Statement on Form S-1 (No. 333-61697), effective
         February 10, 1999, and incorporated herein by reference.

 10.6*   Form of U.S. and International Enhanced Executive Benefit and Wealth
         Accumulation Plan. Filed as Exhibit 10.6 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.7* Form of U.S. and International Senior Executive Incentive Plan. Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1
         (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.8*   Executive Salary Continuation Plan. Filed as Exhibit 10.8 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.9*   Form of Amended and Restated Stock Repurchase Agreement. Filed as
         Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No.
         333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.10*  Form of Standard Employment Agreement. Filed as Exhibit 10.11 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.11*  Form of Deferred Compensation Election Form for Fiscal 1998. Filed as
         Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No.
         333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.12*  Stock Purchase Agreement between the Company, Man Jit Singh and
         Korn/Ferry International Futurestep, Inc. dated as of December 1,
         1997.

 10.13*  Shareholders Agreement between the Company, Man Jit Singh and
         Korn/Ferry International Futurestep, Inc. dated as of December 1,
         1997.

 10.14*  Employment Agreement between Man Jit Singh and Korn/Ferry
         International Futurestep, Inc. dated December 1, 1997. Filed as
         Exhibit 10.15 to the Company's Registration Statement on Form S-1
         (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 Exhibit
 Number                          Description of Exhibit
 -------                         ----------------------
 10.15*  KFI/Singh Agreement between the Company and Man Jit Singh dated
         December 1, 1997. Filed as Exhibit 10.16 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.16* Amended and Restated Stock Repurchase Agreement between the Company and Man Jit Singh dated as of January 15, 1999.

 10.17*  Stock Purchase Agreement between the Company, Richard M. Ferry, Henry
         B. Turner and Peter W. Mullin (as trustees of the Richard M. Ferry and
         Maude M. Ferry 1972 Children's Trust), the California Community
         Foundation and Richard M. Ferry Co-trustees, and the California
         Community Foundation dated June 2, 1995. Filed as Exhibit 10.20 to the
         Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.17A* Form of First Amendment to Stock Purchase Agreement between the
         Company, Richard M. Ferry, Henry B. Turner and Peter W. Mullin (as trustees of the Richard M. Ferry and Maude M. Ferry 1972 Children's
         Trust), the California Community Foundation and Richard M. Ferry Co-trustees, and the California Community Foundation dated as of April
         25, 1999.

 10.18*  Form of U.S. and Foreign Executive Participation Program. Filed as
         Exhibit 10.27 to the Company's Registration Statement on Form S-1 (No.
         333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.19*  General Release and Settlement Agreement between the Company and
         Michael D. Boxberger dated December 3, 1998. Filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.20*  Additional Redemption Agreement between the Company and Richard M.
         Ferry dated February 5, 1999. Filed as Exhibit 10.2 to the Company's
         Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.

 10.21*  Employment Agreement between the Company and Windle B. Priem effective
         May 1, 1999.

 10.22*  Employment Agreement between the Company and Peter L. Dunn effective
         April 29, 1999.

 10.23* Employment Agreement between the Company and Elizabeth S.C.S. Murray effective April 29, 1999.

 10.24   License Agreement between Self Discovery Dynamics LLC and Korn/Ferry
         International Futurestep, Inc. dated May 15, 1998. Filed as Exhibit
         10.18 to the Company's Registration Statement on Form S-1 (No. 333-
         61697), effective February 10, 1999, and incorporated herein by reference.

 10.25 Trademark License and Promotion Agreement between Dow Jones & Company, the Company and Korn/Ferry International Futurestep, Inc. dated June
         8, 1998. Filed as Exhibit 10.19 to the Company's Registration
         Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

 10.26 Credit Agreement dated as of February 12, 1999 by and among the Company, the lenders named therein, Mellon Bank, N.A. and Bank of America National Trust and Savings Association, as issuing banks, and Mellon Bank, N.A., as agent for the lenders. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.

 21.1    Subsidiaries of the Company. Filed as Exhibit 21.1 to the Company's
         Registration Statement on Form S-1 (No. 333-61697), effective February
         10, 1999, and incorporated herein by reference.

 23.1    Consent of Arthur Andersen LLP

 24.1    Power of Attorney (contained on the signature page)

 27.1    Financial Data Schedule for Fiscal Year Ended April 30, 1999

--------
*Management contract, compensatory plan or arrangement