Form 10-Q
period 1999-07-31
KORN FERRY INTERNATIONAL
filed 1999-09-14
CIK 56679

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended July 31, 1999 or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to _______________

                       Commission File Number 001-14505
                               ________________

                           KORN/FERRY INTERNATIONAL
            (Exact name of registrant as specified in its charter)


                   California                               95-2623879
          (State of other jurisdiction                   (I.R.S. Employer
        of incorporation or organization)             Identification Number)


       1800 Century Park East, Suite 900, Los Angeles, California  90067
             (Address of principal executive offices)  (zip code)


                                (310) 843-4100
             (Registrant's telephone number, including area code)
                               ________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)  No   ( )

     The number of shares outstanding of the Company's Common Stock as of September 14, 1999 was 35,770,438.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents



PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
Item 1.   Financial Statements

          Consolidated Balance Sheet as of July 31, 1999 (Unaudited)
            and April 30, 1999.........................................     3

          Unaudited Consolidated Statement of Operations for the
            three months ended July 31, 1999 and July 31, 1998.........     5

          Unaudited Consolidated Statement of Cash Flows for the
            three months ended July 31, 1999 and July 31, 1998.........     6

          Notes to Consolidated Financial Statements...................     7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    16

PART II.  FINANCIAL INFORMATION

Item 2.   Changes in Securities and Use of Proceeds....................    16

Item 5.   Other Information............................................    16

Item 6.   Exhibits and Reports on Form 8-K.............................    17

SIGNATURE..............................................................    18

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)


                                                                                              -------------       --------------
                                                                                                  As of                As of
                                                                                              July 31, 1999       April 30, 1999
                                                                                              -------------       --------------
                                                                                               (unaudited)
                                       ASSETS
                                       ------

Cash and cash equivalents                                                                      $ 88,186            $113,741
Marketable securities                                                                            14,982              21,839
Receivables due from clients, net of allowance for doubtful accounts of $9,702 and $7,847        77,412              63,139
Other receivables                                                                                 2,872               3,337
Prepaid expenses                                                                                  7,621               5,736
                                                                                               --------            --------
     Total current assets                                                                       191,073             207,792
                                                                                               --------            --------

Property and equipment:
  Computer equipment and software                                                                21,041              17,554
  Furniture and fixtures                                                                         14,354              14,646
  Leasehold improvements                                                                         11,836              11,785
  Automobiles                                                                                     1,626               1,716
                                                                                               --------            --------
                                                                                                 48,857              45,701
Less - Accumulated depreciation and amortization                                                (26,288)            (24,591)
                                                                                               --------            --------

      Property and equipment, net                                                                22,569              21,110
                                                                                               --------            --------

Cash surrender value of company owned life insurance policies, net of loans                      43,951              41,973
Marketable securities, guaranteed investment contracts and notes receivable                       7,314               8,218
Deferred income taxes                                                                            18,417              18,182
Goodwill and other intangibles, net of accumulated amortization of $5,553 and $5,351              5,166               3,639
Other                                                                                             3,120               3,210
                                                                                               --------            --------

      Total assets                                                                             $291,610            $304,124
                                                                                               ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET - (Continued)
                                (in thousands)

                                                                          -------------       --------------
                                                                              As of               As of
                                                                          July 31, 1999       April 30, 1999
                                                                          -------------       --------------
                                                                           (unaudited)
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Notes payable and current maturities of long-term debt                     $  1,785            $  1,356
Accounts payable                                                              6,595              10,384
Income taxes payable                                                          6,012               2,323
Accrued liabilities:
  Compensation                                                               21,077              35,212
  Payroll taxes                                                              11,413              20,546
  Other accruals                                                             24,043              21,910
                                                                           --------            --------
    Total current liabilities                                                70,925              91,731
Deferred compensation                                                        34,767              33,531
Long-term debt                                                                1,442               2,360
Other                                                                         1,752               1,775
                                                                           --------            --------
    Total liabilities                                                       108,886             129,397
                                                                           --------            --------

Non-controlling shareholders' interests                                       2,465               2,041
                                                                           --------            --------

Shareholders' equity
  Common stock, no par value-Authorized 150,000 shares, 35,770 and
   35,633 shares outstanding                                                253,336             253,021
  Retained deficit                                                          (60,822)            (66,426)
  Accumulated other comprehensive loss                                       (2,111)             (2,360)
                                                                           --------            --------
     Shareholders' equity                                                   190,403             184,235
  Less:  Notes receivable from shareholders                                 (10,144)            (11,549)
                                                                           --------            --------
     Total shareholders' equity                                             180,259             172,686
                                                                           --------            --------
     Total liabilities and shareholders' equity                            $291,610            $304,124
                                                                           ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                        Three Months Ended July 31,
                                                                -------------------------------------------
                                                                                                Proforma
                                                                   1999           1998           1998(1)
                                                                ----------     ----------     -------------
                                                                               (unaudited)
 Revenues, net                                                   $104,780       $84,745        $84,745

 Compensation and benefits                                         64,733        56,084         51,145
 General and administrative expenses                               29,802        25,020         25,020
 Interest and other income (expense)                                  688          (496)          (496)
                                                                 --------       -------        -------

           Income before provision for income taxes and
                  non-controlling shareholders' interests          10,933         3,145          8,084
 Provision for income taxes                                         4,591         1,360          3,495
 Non-controlling shareholders' interests                              738           266            266
                                                                 --------       -------        -------
            Net income                                           $  5,604       $ 1,519        $ 4,323
                                                                 ========       =======        =======

 Basic earnings per common share                                 $   0.16       $  0.06        $  0.17
                                                                 ========       =======        =======

 Basic weighted average common shares outstanding                  35,755        25,918         25,918
                                                                 ========       =======        =======

 Diluted earnings per common share                               $   0.15       $  0.05        $  0.16
                                                                 ========       =======        =======

 Diluted weighted average common shares outstanding                36,268        27,654         27,654
                                                                 ========       =======        =======

(1) The proforma results for the three months ended July 31, 1998 take into account a $4.9 million reduction in accrued bonus expense to reflect the revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999 and the related $2.1 million increase in the provision for income taxes.


The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)


                                                                                     Three Months Ended July 31,
                                                                               ----------------------------------------
                                                                                                               Proforma
                                                                                  1999           1998           1998(1)
                                                                               ----------     ----------     ----------
                                                                                              (unaudited)
Cash from operating activities:
  Net Income                                                                    $  5,604       $  1,519       $  4,323
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation                                                                   2,161          1,968          1,968
    Amortization                                                                     202            239            239
    Provision for doubtful accounts                                                2,625          1,276          1,276
    Cash surrender value in excess of premiums paid                                  (52)          (107)          (107)
Change in other assets and liabilities, net of acquisitions:
    Deferred compensation                                                          1,617          1,430          1,430
    Receivables                                                                  (16,434)       (10,604)       (10,604)
    Prepaid expenses                                                              (1,885)        (1,024)        (1,024)
    Income taxes payable                                                           3,454         (3,767)        (1,632)
    Accounts payable and accrued liabilities                                     (24,761)        (9,378)       (14,317)
    Non-controlling shareholders' interests and other, net                            34         (1,037)        (1,037)
                                                                                --------       --------       --------
       Net cash used in operating activities                                     (27,435)       (19,485)       (19,485)
                                                                                --------       --------       --------

Cash from investing activities:
  Purchases of property and equipment                                             (3,621)        (2,481)        (2,481)
  Sales of marketable securities                                                   7,761              -              -
  Business acquisitions, net of cash acquired                                     (1,825)        (1,323)        (1,323)
  Premiums on life insurance                                                      (2,908)        (1,431)        (1,431)
                                                                                --------       --------       --------
       Net cash used in investing activities                                        (593)        (5,235)        (5,235)
                                                                                --------       --------       --------

Cash from financing activities:
  Increase in bank borrowings                                                          -         10,000         10,000
  Payment of debt                                                                   (274)             -              -
  Borrowings under life insurance policies                                           983            908            908
  Purchase of common and preferred stock and payments on related notes              (139)        (1,176)        (1,176)
  Issuance of common stock and receipts on shareholders' notes                     1,654          1,322          1,322
                                                                                --------       --------       --------
       Net cash provided by financing activities                                   2,224         11,054         11,054
                                                                                --------       --------       --------
Effect of exchange rate changes on cash flows                                        249           (621)          (621)
                                                                                --------       --------       --------

Net decrease in cash and cash equivalents                                        (25,555)       (14,287)       (14,287)
Cash and cash equivalents at beginning of the period                             113,741         32,358         32,358
                                                                                --------       --------       --------
Cash and cash equivalents at end of the period                                  $ 88,186       $ 18,071       $ 18,071
                                                                                ========       ========       ========

(1) The proforma results for the three months ended July 31, 1998 take into account a $4.9 million reduction in accrued bonus expense to reflect the revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999 and the related $2.1 million increase in the provision for income taxes.

The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

  Basis of Presentation

     The consolidated financial statements for the three month periods ended July 31, 1999 and 1998 include the accounts of Korn/Ferry International, all of its wholly owned domestic and international subsidiaries, and affiliated companies in which the Company has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's fiscal year 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on July 28, 1999 and should be read in conjunction with this Quarterly Report on Form 10-Q.

  Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

  Proforma July 31, 1998 Results

     The Company implemented a revised compensation program, effective for the fiscal year commencing May 1, 1998, upon completion of its initial public offering in February 1999. The revised compensation program is intended to reduce the amount of consultants' annual cash performance bonus payments and provides for the issuance of options to purchase up to 7.0 million shares of common stock at the market value at the grant date. The proforma results for the three months ended July 31, 1998 give effect to the revised compensation program, resulting in a reduction in accrued bonus expense of $4.9 million at July 31, 1998 and an increase of $2.1 million in the provision for income taxes.

  Reclassifications

     Certain prior year reported amounts have been reclassified in order to conform to the current year consolidated financial statement presentation.

  New Accounting Pronouncements

     During the first quarter ended July 31, 1999, the Company adopted Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," ("SOP 98-1"). The adoption of SOP 98-1 did not materially change the Company's capitalization policy for software costs.

2.   Basic and Diluted Earnings Per Share

     Basic earnings per common share ("Basic EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share ("Diluted EPS") reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income) and denominator (shares) used in the computation of Basic and Diluted EPS:

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

                                                                       Three months ended July 31,
                                          --------------------------------------------------------------------------------------
                                                     1999                         1998                       Proforma 1998
                                          --------------------------    --------------------------    --------------------------
                                                               Per                           Per                           Per
                                                              Share                         Share                         Share
                                          Income    Shares    Amount    Income    Shares    Amount    Income    Shares    Amount
                                          ------    ------    ------    ------    ------    ------    ------    ------    ------
Basic EPS
Income available to common
  shareholders.........................    $5,604   35,755     $0.16     $1,519   25,918     $0.06     $4,323   25,918     $0.17
                                                               =====                         =====                         =====
Effect of Dilutive Securities
Shareholder common stock
  purchase commitments.................                374                           665                           665
Stock options..........................                139
Phantom stock units....................                                              765                           765
Stock appreciation rights..............                                              306                           306
                                           ------   ------               ------   ------               ------   ------
Diluted EPS
Income available to common shareholders
  plus assumed conversions.............    $5,604   36,268     $0.15     $1,519   27,654     $0.05     $4,323   27,654     $0.16
                                           ======   ======     =====     ======   ======     =====     ======   ======     =====

     The Company had 3,327 options outstanding at July 31, 1999 that were anti-dilutive and therefore, are excluded from the above reconciliation. The share amounts in the table above reflect a four-to-one stock split approved by the Board of Directors on July 24, 1998. The Company filed an amendment to the existing Articles of Incorporation to increase the authorized capital stock and effect the four-to-one split of the Common Stock on February 10, 1999. The financial statements have been retroactively restated for the effects of this split.


3.   Comprehensive income

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," during its fiscal year ended April 30, 1998. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends). SFAS 130 requires disclosure of the components of comprehensive income in interim periods.

     Total comprehensive income is as follows:

                                                                Three months ended July 31,
                                                                ---------------------------
                                                                   1999            1998
                                                                ----------     ------------
     Net income..........................................        $5,604         $ 1,519
     Foreign currency translation adjustment.............           428          (1,094)
     Related income tax benefit (provision)..............          (179)            473
                                                                 ------         -------
     Comprehensive income................................        $5,853         $   898
                                                                 ======         =======

4.   Business segments

     The Company operates in one industry segment, retained executive recruitment on a global basis. Management views the operations by line of business, executive search and Futurestep, and geography. For purposes of the geographic information below, Mexico's operating results are included in Latin America. In January 1998, the Company formed Futurestep, a 93 percent owned subsidiary, to provide Internet-based retained recruitment services for middle-management positions.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

     A summary of the Company's operations by business segment follows:

                                                                Three months ended July 31,
                                                                ---------------------------
                                                                   1999            1998
                                                                ----------     -------------
     Revenues:
      Executive Search:
       North America....................................         $ 57,227       $43,798
       Europe...........................................           25,151        24,423
       Asia/Pacific.....................................           11,139         8,221
       Latin America....................................            7,288         8,260
      Futurestep........................................            3,975            43
                                                                 --------       -------
         Total revenues.................................         $104,780       $84,745
                                                                 ========       =======

                                                                Three months ended July 31,
                                                                ---------------------------
                                                                    1999           1998
                                                                -------------  ------------
     Operating Profit:
      Executive Search:
       North America....................................         $ 10,046       $ 3,317
       Europe...........................................            3,169           681
       Asia/Pacific.....................................            1,055           262
       Latin America....................................            1,636         1,864
      Futurestep........................................           (5,661)       (2,483)
                                                                 --------       -------
         Total operating profit.........................         $ 10,245       $ 3,641
                                                                 ========       =======

                                                                -------------       --------------
                                                                    As of               As of
                                                                July 31, 1999       April 30, 1999
                                                                -------------       --------------
     Identifiable assets (1):
       North America....................................         $195,055            $211,901
       Europe...........................................           56,709              54,910
       Asia/Pacific.....................................           22,971              20,209
       Latin America....................................           16,875              17,104
                                                                 --------            --------
         Total identifiable assets......................         $291,610            $304,124
                                                                 ========            ========

(1) Corporate identifiable assets of $115,067 and $144,771 as of July 31, 1999 and April 30, 1999, respectively, are included in North America. Futurestep identifiable assets are not material.

5.   Acquisitions

     On June 11, 1999, the Company completed the acquisition of Amrop International's Australian business for approximately $3.2 million in cash payable over a four-year period and $0.6 million in common stock. The acquisition has been accounted for as a purchase. Of the total purchase price of $3.8 million, $2.0 million represents deferred compensation. The fair market value of the net assets acquired was approximately $0.2 million and $1.6 million has been recorded as goodwill.

     On July 29, 1999, the Company signed a letter of intent to acquire Levy-Kerson, a leading search firm specializing in the retail/fashion industry with revenues of approximately $6.0 million for the year ended December 31, 1998. The purchase price is estimated to be approximately $7.3 million payable in stock, notes and cash.

     On September 8, 1999, the Company signed a letter of intent to acquire Pearson, Caldwell and Farnsworth, a California-based search firm focused on senior-level assignments for the financial services industry, with revenues of approximately $3.2 million for the year ended December 31, 1998, for approximately $4.3 million payable in cash, notes and stock.

  On September 12, 1999, the Company signed a letter of intent to acquire the search and selection recruitment business of PA Consulting Group, a leading management, systems and technology consulting firm based in London for an amount, payable in cash or substantially all in cash, equal to 1.05 times trailing twelve months revenue,

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)


estimated to be approximately $35.0 million subject to finalization of financial statements. The purchase price is denominated in pounds sterling and the dollar amount may vary with fluctuations in the exchange rate.

     All three pending acquisitions are expected to close in the second quarter of fiscal 2000 subject to completion of the Company's due diligence, negotiation and execution of definitive acquisition agreements, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of these businesses. These acquisitions will be accounted for as purchases and the fair market value of the net assets acquired in excess of the consideration, if any, will be recorded as goodwill.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

     Korn/Ferry International is the world's largest executive search firm and has the broadest global presence in the industry with 429 consultants based in 72 offices across 40 countries. The Company's clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the searches performed by the Company in fiscal 1999 were for board level, chief executive and other senior executive officer positions and approximately 43% of the Company's 4,151 clients were Fortune 500 companies. The Company has established strong client loyalty; more than 90% of the search assignments it performed in fiscal 1999 were on behalf of clients for whom it had conducted multiple assignments over the last three fiscal years.

     On February 17, 1999, the Company completed the public offering of 11.8 million shares of its common stock at $14.00 per share, approximately 10.0 million of which were sold by the Company, with the balance sold by certain selling shareholders of the Company. Net proceeds received by the Company from the offering were approximately $124.3 million.

     In May 1998, the Company introduced its Internet-based service, Futurestep. Futurestep combines the Company's search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. Futurestep's operating losses approximated $12.6 million and $0.8 million for fiscal 1999 and 1998, respectively, and are primarily related to compensation expense, start-up costs and advertising expense to promote and expand the business roll-out. The Company believes Futurestep will generate net operating losses through at least the end of fiscal 2000.

     In March 1999, the Company completed its national roll-out of Futurestep expanding into the Midwest and Southwest regions of the United States. Futurestep launched its international roll-out in the United Kingdom in May 1999, Canada in June 1999 and plans to expand in other selected foreign markets in fiscal year 2000. As of July 31, 1999, approximately 350,000 candidates worldwide had completed a detailed on-line profile. In July 1999, Futurestep entered into its first global management recruitment agreement with Ernst & Young, LLP to provide a range of services in addition to middle-management recruitment including managing on-line job postings and campus recruitment programs.

     As the largest global executive search firm, the Company believes it has the resources to be one of the leaders in the consolidation of the highly-fragmented search industry. The Company frequently evaluates opportunities to expand its business through acquisitions, and from time to time, the Company engages in discussions with potential targets. The Company views strategic acquisitions as a key component of its long term growth strategy and intends to pursue future acquisition opportunities. In June 1999, the Company completed the acquisition of the Australian business of Amrop International. The Company has also signed letters of intent with Levy-Kerson, a leading search firm specializing in the retail/fashion industry, Pearson, Caldwell and Farnsworth, a leading search firm focused on senior-level assignments for the financial services industry and PA Consulting Group, a leading management, systems and technology consulting firm based in London. See "Recent Events."

Results of Operations

     The following table summarizes the results of the Company's operations for the three months ended July 31, 1999 and 1998 as a percentage of revenues.


                                                                   Three Months Ended July 31,
                                                           --------------------------------------------
                                                                                            Proforma
                                                              1999           1998           1998 (1)
                                                           ----------     ----------     --------------
     Revenues, net.................................           100%           100%             100%
     Compensation and benefits.....................            62             66               60
     General and administrative expenses ..........            28             30               30
     Operating profit (2)..........................            10              4               10
     Net income ...................................             5              2                5

 _________
     (1) The proforma results for the three months ended July 31, 1998 take into account a $4.9 million reduction in accrued bonus expense to reflect the revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999 and the resulting $2.1 million increase in the provision for income taxes.

     (2) For the three months ended July 31, 1999, 1998, and proforma 1998, operating profit as a percentage of revenues excluding Futurestep losses of $5.7 million and $2.5 million is 16%, 7% and 13%, respectively.

     The Company experienced growth in executive search revenues in all geographic regions for the three months ended July 31,1999, except for Latin America. The Company includes revenues generated from its Mexican operations with its operations in Latin America.

                                                    Three Months Ended July 31,
                                            -------------------------------------------
                                                   1999                     1998
                                            -----------------        ------------------
                                            Dollars      %           Dollars      %
                                            -------   -------        -------   ---------
     Executive Search:
      North America..................       $ 57,227    55%          $43,798      52%
      Europe.........................         25,151    24            24,423      29
      Asia/Pacific...................         11,139    10             8,221       9
      Latin America..................          7,288     7             8,260      10
     Futurestep......................          3,975     4                43       -
                                            --------   ---           -------     ---
        Revenues.....................       $104,780   100%          $84,745     100%
                                            ========   ===           =======     ===

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended July 31, 1999 Compared to Three Months Ended July 31, 1998

   Revenues

     Revenues increased $20.1 million, or 23.6%, to $104.8 million for the three months ended July 31, 1999 from $84.7 million for the three months ended July 31, 1998. The increase in revenues was primarily the result of a 21.5% increase in the number of engagements, an 11.0% increase in the average number of consultants and revenues from Futurestep in the current three month period.

     In North America revenues increased $13.4 million, or 30.7%, to $57.2 million for the three months ended July 31, 1999 from $43.8 million for the comparable period in the prior year. In Asia/Pacific, revenues increased $2.9 million, or 35.5%, to $11.1 million for the three months ended July 31, 1999 from $8.2 million for the three months ended July 31, 1998. Revenue growth in North America and Asia/Pacific was attributable mainly to a 17.2% and 44.9% increase, respectively, in the number of engagements and an increase of 11.3% and 12.6%, respectively, in the average number of consultants. Revenues in Europe increased $0.8 million, or 3.0%, to $25.2 million for the three months ended July 31, 1999 from $24.4 million for the comparable period in the prior year. The decline in revenues in Latin America of $1.0 million, or 11.8%, to $7.3 million for the three months ended July 31, 1999 from $8.3 million for the comparable three month period in fiscal 1998 is attributable to continued economic uncertainty in that region. The Company believes the continued uncertainty in Latin America will not have a significant impact on revenues in the second quarter of fiscal 2000.

     Futurestep revenue of $4.0 million for the three months ended July 31, 1999 is primarily attributable to 120 new engagements and reflects completion of the roll-out of the North American operations at the end of prior fiscal year.

   Compensation and Benefits

     Compensation and benefits expense increased $8.6 million, or 15.4%, to $64.7 million for the three months ended July 31, 1999 from $56.1 million for the comparable period ended July 31, 1998 due primarily to an increase in the number of consultants offset by a $6.5 million decrease in bonus expense in the most recent fiscal quarter under the revised compensation plan. On a proforma basis, compensation and benefits for the three months ended July 31, 1999 reflects a $4.9 million reduction in bonus expense under the revised compensation program. The $13.6 million increase for the three months ended July 31, 1999, including Futurestep expenses of $2.3 million, versus the proforma three months ended July 31, 1998, reflects the 11.0% and 12.1% increase in the average number of consultants to 429 from 386 and average total employees to 1,578 from 1,408 for the three months ended July 31, 1999 over the comparable period in 1998. On a comparable basis, excluding Futurestep and reflecting the prior year three month period on a proforma basis, compensation and benefits expense as a percentage of revenues increased slightly to 61.2% in the most recent three month period from 59.5% in the proforma three months ended July 31, 1998.

   General and Administrative Expenses

     General and administrative expenses consist of occupancy expense associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $4.8 million, or 19.1%, to $29.8 million for the three months ended July 31, 1999 from $25.0 million for the comparable period ended July 31, 1998. This increase was attributable to Futurestep expenses of $4.8 million, primarily related to advertising and business development in the current three month period. As a percentage of revenues, general and administrative expenses, excluding Futurestep related expenses, declined to 23.0% for the three months ended July 31, 1999 from 27.4% for the comparable period in 1998. The decrease primarily reflects the higher percentage increase in revenues and the elimination of excess costs in the current three month period resulting from office rationalization in late fiscal 1999.

  Operating Profit

     Operating profit increased $6.6 million in the three months ended July 31, 1999, to $10.2 million, or 9.8% of revenues from $3.6 million, or 4.3% of revenues in the prior year three month period. On a comparable basis, excluding the Futurestep loss of $5.7 million and assuming the favorable impact of the new compensation plan in the three months ended July 31, 1998, operating profit for the three months ended July 31, 1999 increased $4.8 million, or 43.8% to $15.9 million compared to the three months ended July 31, 1998. Operating profit, on a comparable basis, as a percentage of revenues was 15.8% and 13.1% for the three months ended July 31, 1999 and 1998, respectively. For the current three month period, operating margins, on this same basis, increased in all regions except in Latin America compared to the prior year three month period due primarily to the increase in revenues and decline in general and administrative expense as a percentage of revenues.

     The percentage of the Company's operating profit contributed by North America increased to 63.2% for the current three month period from 59.5% for the proforma three months ended July 31, 1998, driven primarily by both volume and consultant productivity. The Latin American region contribution decreased to 10.3% for the three months ended July 31, 1999 from 20.8% on a proforma basis for the comparable prior year period mainly due to the percentage decline in revenues commencing in the third quarter of fiscal 1999 while operating costs remained relatively constant. The percentage of the Company's operating profit contributed by the European and Asia/Pacific regions increased to approximately 19.9% and 6.6%, respectively, in the three months ended July 31, 1999 from 14.3% and 5.4%, respectively, in the proforma three months ended July 31, 1998, primarily reflecting the elimination of excess costs in late fiscal 1999 resulting from office rationalization.

  Interest and other income (expense)

     Interest and other income (expense) includes interest income of $1.3 million and $0.7 million and interest expense of $0.8 million and $1.2 million for the three months ended July 31, 1999 and 1998, respectively. The increase in interest income of $0.6 million and decrease in interest expense of $0.4 million is due primarily to interest income earned on the investment of proceeds received in the initial public offering and a decrease in interest expense resulting from payment of the outstanding balance on bank borrowings upon consummation of the public offering.

  Provision for Income Taxes

     The provision for income taxes increased $3.2 million to $4.6 million for the three months ended July 31, 1999 from $1.4 million for the comparable period ended July 31, 1998. The effective tax rate was 42% for the current year three month period as compared to 43% for the prior year three month period.

  Non-controlling Shareholders' Interests

     Non-controlling shareholders' interests are comprised of the non-controlling shareholders' majority interests in the Company's Mexico subsidiaries and the controlling shareholders' interest in Futurestep in the prior year three month period. Non-controlling shareholders' interests increased $0.4 million to $0.7 million in the current three month period from $0.3 million in the comparable prior year period. The increase primarily reflects an increase in net income generated by the Mexican subsidiaries in the three months ended July 31, 1999.


Liquidity and Capital Resources

     The Company maintained cash and cash equivalents of $88.2 million as of July 31, 1999. During the three months ended July 31, 1999 and 1998, cash used in operating activities was $27.4 million and $19.5 million, respectively, primarily for payment of bonuses accrued at each prior fiscal year end. Included in the operating cash flows for the three months ended July 31, 1999, was approximately $0.7 million of cash used for non-recurring items consisting of severance and benefit payments related to staff downsizing, modification to existing stock repurchase agreements and office rationalization.

     Capital expenditures totaled $3.6 million and $2.5 million for the three months ended July 31, 1999 and 1998, respectively. These expenditures consisted primarily of systems development costs, upgrades to information systems and leasehold improvements. The $1.1 million increase in capital expenditures in the three months ended July 31, 1999 compared to the prior year three month period, primarily relates to installation of a new financial system. For the three months ended July 31, 1999, the new financial system expenditures of approximately $1.6 million have been capitalized. The new financial system has an expected installation cost of approximately $11.0 million over fiscal 2000 and 2001.

     Included in cash flows from investing activities are premiums paid on corporate-owned life insurance ("COLI") contracts. The Company purchases COLI contracts to provide a funding vehicle for anticipated payments due under its deferred executive compensation programs. Premiums on these COLI contracts were $2.9 million and $1.4 million for the three months ended July 31, 1999 and 1998, respectively. Generally, the Company borrows against the available cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax
purposes.   The increase in premium payments is attributable to the purchase of additional policies for new and existing participants. The Company also sold $7.8 million of marketable securities in the three months ended July 31, 1999.

     On May 1, 1998, the Company acquired the assets and liabilities of Didier Vuchot & Associates in France for approximately $6.0 million in cash, notes and mandatorily redeemable stock of a subsidiary of the Company. On June 1, 1998, the Company acquired all of the outstanding shares of Ray and Berndtson SA in Switzerland for $3.6 million payable in cash, notes and mandatorily redeemable common stock of the Company. The acquisitions resulted in a net cash outflow of $1.3 million, comprised of an initial $2.5 million cash payment offset by $1.2 million of cash acquired.

     On June 11, 1999, the Company acquired the assets and liabilities of the Australian business of Amrop International for $3.8 million, including deferred compensation of $2.0 million, resulting in a net cash outflow of $1.8 million.

     Cash provided by financing activities was approximately $2.2 million and $11.1 million during the three months ended July 31, 1999 and 1998, respectively, which included borrowings under COLI contracts of $1.0 million and $0.9 million in the three months ended July 31, 1999 and 1998, respectively, and proceeds from sales of common stock of the Company to newly hired and promoted consultants and payments on the related promissory notes of $1.7 million and $1.3 million, respectively. Additionally, the Company paid $0.1 million and $1.2 million to repurchase common stock of the Company in the three months ended July 31, 1999 and 1998, respectively. During the three months ended July 31, 1998, the Company also borrowed $10.0 million under its bank line of credit.

     Total outstanding borrowings under life insurance policies were $43.6 million and $38.5 million for the three months ended July 31, 1999 and 1998, respectively. Such borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

     The Company believes that cash on hand, funds from operations and its credit facilities will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Recent Events

     On July 29, 1999, the Company signed a letter of intent to acquire Levy-Kerson, a leading search firm specializing in the retail/fashion industry with revenues of approximately $6.0 million for the year ended December 31, 1998. The purchase price is estimated to be approximately $7.3 million payable in stock, notes and cash.

     On September 8, 1999, the Company signed a letter of intent to acquire Pearson, Caldwell and Farnsworth, a California-based search firm focused on senior-level assignments for the financial services industry, with revenues of approximately $3.2 million for the year ended December 31, 1998, for approximately $4.3 million payable in cash, notes and stock.

     On September 12, 1999, the Company signed a letter of intent to acquire the search and selection recruitment business of PA Consulting Group, a leading management, systems and technology consulting firm based in London for an amount, payable in cash or substantially all in cash, equal to 1.05 times trailing twelve months revenue, estimated to be approximately $35.0 million subject to finalization of financial statements. The purchase price is denominated in pounds sterling and the dollar amount may vary with fluctuations in the exchange rate.

     All three pending acquisitions are expected to close in the second quarter of fiscal 2000 subject to completion of the Company's due diligence, negotiation and execution of definitive acquisition agreements, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of these businesses. These acquisitions will be accounted for as purchases and the fair market value of the net assets acquired in excess of the consideration, if any, will be recorded as goodwill.

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

     In fiscal 1999, the Company completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. The Company incurred costs of approximately $0.3 million through July 31, 1999 to resolve Year 2000 issues and expects to incur approximately $0.2 million to $0.3 million of additional costs in fiscal 2000. Expenses incurred on the Year 2000 issues are being funded through operating cash flows. The Company estimates full compliance by October 31, 1999. The costs relating to the Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Actual results could differ materially from those anticipated.

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

     The Company is currently assessing its information technology systems to determine whether they allow for transactions to take place in both the legacy currencies and the Euro and accommodate the eventual elimination of the legacy currencies. The Company's currency risk may be reduced as the legacy currencies are converted to the Euro. Accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form and the Company will continue to evaluate issues involving introduction of the Euro throughout the transition period. The conversion to the Euro has not had a significant impact on the Company's operations to date.

Recently Issued Accounting Standards

     During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes new standards for reporting derivative and hedging information. FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," in 1999, which deferred the effective date of SFAS 133 for one year. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of May 1, 2001. It is not expected that the adoption of this standard will have any impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

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

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include, but are not limited to, dependence on attracting and retaining qualified executive search consultants, portability of client relationships, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, risks related to the development and growth of Futurestep, reliance on information processing systems and the impact of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are referenced in the Company's fiscal year 1999 Annual Report on Form 10-K as filed with the SEC on July 28, 1999 and should be read in conjunction with this Quarterly Report on Form 10-Q.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Market Risk

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

  Interest Rate Risk

     The Company primarily manages its exposure to fluctuations in interest rates through its regular financing activities that generally are short term and provide for variable market rates. The Company has no outstanding balance on either its term loan and revolving line of credit. As of July 31, 1999, the Company had outstanding borrowings of $43.6 million against the cash surrender value of COLI contracts bearing interest at various variable rates payable at least annually and $1.6 million of long-term notes payable to former shareholders payable through fiscal 2004 at variable market rates. The Company has investments of approximately $85.9 million in interest bearing securities at market rates with original maturities ranging from August 1999 to October 2001.

     The Company has not experienced a material change in its primary market risk exposures or how those exposures are managed compared to what was in effect as of the fiscal year ended April 30, 1999.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

     (a)  Changes in Securities

          None.

     (b)  Use of Proceeds

               From May 1, 1999 until July 31, 1999, approximately $25 million of the net proceeds to the Company from the Company's February 1999 initial public offering was used for working capital and acquisitions of which $23.2 million was used primarily for fiscal 1999 bonus payments in the ordinary course of business and $1.8 million was used to complete acquisition of the Australian business of Amrop International Australia.

Item 5.   Other Information

               On September 12, 1999, the Company signed a letter of intent to acquire the search and selection recruitment business of PA Consulting Group, a leading management, systems and technology consulting firm based in London, for an amount in cash or substantially all in cash equal to 1.05 times trailing twelve months revenue, estimated to be approximately $35.0 million subject to finalization of financial statements. The purchase price is denominated in pounds sterling and the dollar amount may vary with fluctuations in the exchange rate. The Company intends to fund the acquisition with currently available cash. Consummation of the proposed transaction is subject to approval by the Company's Board of Directors, completion of the Company's due diligence, negotiation and execution of a definitive acquisition agreement, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the search and selection recruitment business.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit
          Number           Description of Exhibit
          ------           ----------------------
          10.1* First Amendment to Stock Purchase Agreement between the Company, Richard M. Ferry, Henry B. Turner and Peter W. Mullin (as trustees of the Richard M. Ferry and Maude M. Ferry 1972 Children's Trust), the California Community Foundation and Richard M. Ferry Co-trustees, and the California Community Foundation dated June 2, 1995.

          27.1      Financial Data Schedule for the three months ended July 31,
                    1999
          ____________
          *  Management contract, compensatory plan or arrangement

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KORN/FERRY INTERNATIONAL

Date:  September 14, 1999              By:  /s/ Elizabeth S.C.S. Murray
                                            ------------------------------------

                                              Elizabeth S.C.S. Murray
                                            Chief Financial Officer and
                                              Executive Vice President

                                 EXHIBIT INDEX

     Exhibit
     Number                Description of Exhibit
     ------                ----------------------
     10.1* First Amendment to Stock Purchase Agreement between the Company, Richard M. Ferry, Henry B. Turner and Peter W. Mullin (as trustees of the Richard M. Ferry and Maude M. Ferry 1972 Children's Trust), the California Community Foundation and Richard M. Ferry Co-trustees, and the California Community Foundation dated June 2, 1995.

     27.1      Financial Data Schedule for the three months ended July 31, 1999

     ____________
     * Management contract, compensatory plan or arrangement