Form 10-Q
period 1999-10-31
KORN FERRY INTERNATIONAL
filed 1999-12-15
CIK 56679

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

              For the quarterly period ended October 31, 1999 or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to _____________

                        Commission File Number 001-14505

                              __________________

                            KORN/FERRY INTERNATIONAL
             (Exact name of registrant as specified in its charter)


             Delaware                                95-2623879
    (State of other jurisdiction                  (I.R.S. Employer
  of incorporation or organization)             Identification Number)



       1800 Century Park East, Suite 900, Los Angeles, California  90067
             (Address of principal executive offices)  (zip code)


                                (310) 556-8503
             (Registrant's telephone number, including area code)

                              ------------------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)  No   (  )

   The number of shares outstanding of the Company's Common Stock as of December 10, 1999 was 36,046,794.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents


PART I.        FINANCIAL INFORMATION                                                                  Page
                                                                                                      ----

Item  1.        Financial Statements

                Consolidated Balance Sheet as of October 31, 1999 (unaudited) and
                    April 30, 1999.............................................................         3

                Unaudited Consolidated Statement of Operations for the three months
                    and six months ended October 31, 1999 and October 31, 1998.................         5

                Unaudited Consolidated Statement of Cash Flows  for the six months
                    ended October 31, 1999 and October 31, 1998................................         6

                Notes to Consolidated Financial Statements.....................................         7

Item  2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................        11

Item  3.        Quantitative and Qualitative Disclosures About Market Risk....................         19

PART II.        FINANCIAL INFORMATION

Item  2.        Changes in Securities and Use of Proceeds.....................................         19

Item  4.        Submission of Matters to a Vote of Security Holders...........................         19

Item  5.        Other Information.............................................................         20

Item  6.       Exhibits and Reports on Form 8-K...............................................         21

SIGNATURE.....................................................................................         22


PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                                          -------------------      ------------------
                                                                                   As of                   As of
                                                                             October 31, 1999         April 30, 1999
                                                                          -------------------      ------------------
                                                                               (unaudited)
                                      ASSETS
                                      ------
Cash and cash equivalents                                                            $ 92,475               $113,741
Marketable securities                                                                  32,602                 21,839
Receivables due from clients, net of allowance for doubtful accounts of
  $11,976 and $7,847                                                                   86,938                 63,139
Other receivables                                                                       2,499                  3,337
Prepaid expenses                                                                        9,342                  5,736
                                                                              ---------------        ---------------
     Total current assets                                                             223,856                207,792
                                                                              ---------------        ---------------
Property and equipment:
  Computer equipment and software                                                      24,692                 17,554
  Furniture and fixtures                                                               15,162                 14,646
  Leasehold improvements                                                               12,908                 11,785
  Automobiles                                                                           1,721                  1,716
                                                                              ---------------        ---------------
                                                                                       54,483                 45,701
Less - Accumulated depreciation and amortization                                      (28,466)               (24,591)
                                                                              ---------------        ---------------
      Property and equipment, net                                                      26,017                 21,110
                                                                              ---------------        ---------------
Cash surrender value of company owned life insurance policies, net of loans            44,490                 41,973
Marketable securities, guaranteed investment contracts and notes receivable             3,300                  8,218
Deferred income taxes                                                                  18,327                 18,182
Goodwill and other intangibles, net of accumulated amortization of $6,072
and $5,351                                                                             17,583                  3,639
Other                                                                                   3,809                  3,210
                                                                              ---------------        ---------------
      Total assets                                                                   $337,382               $304,124
                                                                              ===============        ===============

       The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET - (Continued)
                                (in thousands)

                                                                   ------------------            --------------------
                                                                           As of                          As of
                                                                    October 31, 1999                 April 30, 1999
                                                                   -------------------           --------------------
                                                                       (unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

Notes payable and current maturities of long-term debt                        $  3,818                      $  1,356
Accounts payable                                                                11,046                        10,384
Income taxes payable                                                             4,778                         2,323
Accrued liabilities:
  Compensation                                                                  33,572                        35,212
  Payroll taxes                                                                 18,316                        20,546
  Other accruals                                                                29,479                        21,910
                                                                   -------------------           -------------------
    Total current liabilities                                                  101,009                        91,731
Deferred compensation                                                           36,061                        33,531
Long-term debt                                                                   3,532                         2,360
Other                                                                            1,728                         1,775
                                                                   -------------------           -------------------
    Total liabilities                                                          142,330                       129,397
                                                                   -------------------           -------------------
Non-controlling shareholders' interests                                          2,406                         2,041
                                                                   -------------------           -------------------

 Shareholders' equity
  Common stock, authorized 150,000 shares, 36,016 and
   35,633 shares outstanding                                                   259,229                       253,021
  Retained deficit                                                             (54,320)                      (66,426)
  Accumulated other comprehensive loss                                          (2,912)                       (2,360)
                                                                   -------------------            -------------------
      Shareholders' equity                                                      201,997                       184,235
  Less:  Notes receivable from shareholders                                     (9,351)                      (11,549)
                                                                   -------------------            -------------------
     Total shareholders' equity                                                192,646                       172,686
                                                                   -------------------            ------------------
     Total liabilities and shareholders' equity                              $ 337,382                     $ 304,124
                                                                   ===================            ==================

       The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)

                                            Three Months Ended October 31,              Six Months Ended October 31,
                                         -----------------------------------          ---------------------------------
                                                                    Proforma                                   Proforma
                                          1999        1998          1998 (1)          1999        1998          1998 (1)
                                         --------   ---------    -----------         --------   ---------    -----------
                                                   (unaudited)                                 (unaudited)
Revenues, net                            $116,322   $  91,175    $    91,175         $221,103   $ 175,921    $   175,921

Compensation and benefits                  68,725      60,297         55,049          133,459     116,381        106,195
General and administrative expenses        36,080      28,622         28,622           65,882      53,642         53,642
Interest and other income (expense)           793        (637)          (637)           1,481      (1,133)        (1,133)
                                         --------   ---------    -----------         --------   ---------    -----------
  Income before provision for income
    taxes and non-controlling
    shareholders' interests                12,310       1,619          6,867           23,243       4,765         14,951
Provision for income taxes                  5,171         709          2,997            9,762       2,069          6,493
Non-controlling shareholders' interests       637       1,057          1,057            1,375       1,323          1,323
                                         --------   ---------    -----------         --------   ---------    -----------
  Net income (loss)                      $  6,502   $    (147)   $     2,813         $ 12,106   $   1,373    $     7,135
                                         ========   =========    ===========         ========   =========    ===========
Basic earnings (loss) per common share   $   0.18   $   (0.01)   $      0.11         $   0.34   $    0.05    $      0.27
                                         ========   =========    ===========         ========   =========    ===========
Basic weighted average common shares
  outstanding                              35,941      26,168         26,168           35,834      26,007         26,007
                                         ========   =========    ===========         ========   =========    ===========
Diluted earnings (loss) per common
  share                                  $   0.17   $   (0.01)   $      0.11         $   0.33   $    0.05    $      0.26
                                         ========   =========    ===========         ========   =========    ===========
Diluted weighted average common
  shares outstanding                       37,277      26,868         26,868           36,710      27,242         27,242
                                         ========   =========    ===========         ========   =========    ===========



(1) The proforma results for the three months and six months ended October 31, 1998 take into account a $5.3 million and $10.2 million reduction in accrued bonus expense to reflect the revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999 and the related $2.3 million and $4.4 million, respectively, increase in the provision for income taxes.

      The accompanying notes are an integral part of these consolidated financial statements.

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                             Six Months Ended October 31,
                                                                       -----------------------------------------
                                                                                                        Proforma
                                                                         1999             1998          1998 (1)
                                                                       --------         --------        --------
                                                                                       (unaudited)

Cash from operating activities:
  Net Income                                                           $ 12,106         $  1,373        $  7,135
  Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation                                                         4,260            3,989           3,989
     Amortization                                                           721              544             544
     Provision for doubtful accounts                                      5,694            3,307           3,307
     Cash surrender value in excess of premiums paid                       (686)            (256)           (256)
  Change in other assets and liabilities, net of acquisitions:
     Deferred compensation                                                2,911            3,859           3,859
     Receivables                                                        (27,945)         (11,603)        (11,603)
     Prepaid expenses                                                    (3,546)            (682)           (682)
     Income taxes payable                                                 2,310           (6,396)         (1,972)
     Accounts payable and accrued liabilities                             3,607            7,872          (2,314)
     Non-controlling shareholders' interests and other, net                (550)          (3,676)         (3,676)
                                                                       --------         --------        --------

         Net cash used in operating activities                           (1,118)          (1,669)         (1,669)
                                                                       --------         --------        --------

Cash from investing activities:
  Purchases of property and equipment                                    (8,894)          (4,898)         (4,898)
  Purchases of marketable securities                                     (5,845)               -               -
  Business acquisitions, net of cash acquired                            (4,304)          (1,323)         (1,323)
  Premiums on life insurance                                             (2,840)          (3,816)         (3,816)
                                                                       --------         --------        --------

         Net cash used in investing activities                          (21,883)         (10,037)        (10,037)
                                                                       --------         --------        --------

Cash from financing activities:
  Payment of debt                                                          (611)            (750)           (750)
  Borrowings under life insurance policies                                1,010            2,200           2,200
  Purchase of common and preferred stock and payments on related notes     (471)          (2,160)         (2,160)
  Issuance of common stock and receipts on shareholders' notes            2,359            3,654           3,654
                                                                       --------         --------        --------

         Net cash provided by financing activities                        2,287            2,944           2,944
                                                                       --------         --------        --------

Effect of exchange rate changes on cash flows                              (552)            (319)           (319)
                                                                       --------         --------        --------

Net decrease in cash and cash equivalents                               (21,266)          (9,081)         (9,081)
Cash and cash equivalents at beginning of the period                    113,741           32,358          32,358
                                                                       --------         --------        --------

Cash and cash equivalents at the end of the period                     $ 92,475         $ 23,277        $ 23,277
                                                                       ========         ========        ========

(1) The proforma results for the six months ended October 31, 1998 take into account a $10.2 million reduction in accrued bonus to reflect the revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999 and the related $4.4 million increase in the provision for income taxes.

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.     Summary of Significant Accounting Policies

   Basis of Presentation

The consolidated financial statements for the three months and six months ended October 31, 1999 and 1998 include the accounts of Korn/Ferry International, all of its wholly owned domestic and international subsidiaries, and affiliated companies in which the Company has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's fiscal year 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on July 28, 1999 and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

   Proforma October 31, 1998 Results

       The Company implemented a revised compensation program, effective for the fiscal year commencing May 1, 1998, upon completion of its initial public offering in February 1999. The revised compensation program is intended to reduce the amount of consultants' annual cash performance bonus payments and provides for the issuance of options to purchase up to 7.0 million shares of common stock at the market value at the grant date. The proforma results for the three months and six months ended October 31, 1998 give effect to the revised compensation program, resulting in a reduction in accrued bonus expense of $5.3 million and $10.2 million, respectively, and an increase in the provision for income taxes of $2.3 million and $4.4 million, respectively.

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

                                                                     Three months ended October 31,
                                            --------------------------------------------------------------------------------------
                                                         1999                       1998                   Proforma 1998
                                            ---------------------------    ---------------------------     ------------------------
                                                                   Per                            Per        Per              Per
                                             Income               Share    Income                Share     Income            Share
                                             (Loss)    Shares    Amount    (Loss)    Shares     Amount     (Loss)    Shares  Amount
                                            -------    ------    ------    ------    ------     ------     ------    ------  ------
Basic EPS
Income (loss) available to common
   shareholders...........................  $ 6,502    35,941    $0.18     $ (147)   26,168     $(0.01)    $2,813   26,168   $0.11
                                                                 =====                          =======                      =====
Effect of Dilutive Securities
Shareholder common stock
   purchase commitments...................                374                           700                            700
Stock options.............................                962
                                            -------     -----             ------     ------                ------   ------

Diluted EPS
Income (loss) available to common
   shareholders plus assumed conversions..  $ 6,502    37,277    $0.17     $ (147)   26,868     $(0.01)   $2,813   26,868    $0.11
                                            =======    ======    =====    =======    ======     ======    ======   ======    =====

                                                                         Six months ended October 31,
                                            --------------------------------------------------------------------------------------
                                                        1999                           1998                     Proforma 1998
                                            ---------------------------   ----------------------------   ------------------------

                                                                  Per                             Per                        Per
                                                                 Share                           Share                      Share
                                            Income     Shares    Amount   Income     Shares     Amount    Income   Shares   Amount
                                            ------     ------    ------   ------     ------     ------    ------   ------   ------
Basic EPS
Income available to common shareholders...  $12,106    35,834    $0.34    $1,373     26,007     $0.05    $7,135    26,007   $0.27
                                                                 =====                          =====                       =====
Effect of Dilutive Securities
Shareholder common stock
   purchase commitments...................                374                           700                           700
Stock options.............................                502
Phantom stock units.......................                                              383                           383
Stock appreciation rights.................                                              152                           152
                                            -------    ------             ------    -------              ------    ------
Diluted EPS
Income available to common shareholders
   plus assumed conversions...............  $12,106    36,710    $0.33    $1,373     27,242     $0.05    $7,135    27,242   $0.26
                                            =======    ======    =====    ======     ======     =====    ======    ======   =====


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

       The par value of common stock outstanding as of October 31, 1999 and April 30, 1999 is $0.01 and no par, respectively.

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

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)


Total comprehensive income is as follows:



                                                           Three months ended October 31,       Six months ended October 31,
                                                           -----------------------------        ----------------------------
                                                                 1999           1998                 1999           1998
                                                           --------------    -----------        ------------   -------------
Net income (loss)........................................   $   6,502         $  (147)          $  12,106       $   1,373
Foreign currency translation adjustment..................      (1,380)            530                (952)           (564)
Related income tax benefit (provision)...................         579            (228)                400             245
                                                           --------------     -----------       ------------   ------------
Comprehensive income.....................................   $   5,701         $   155           $  11,554       $   1,054
                                                           ==============     ===========       ============   ============

4.   Business segments

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

        A summary of the Company's operations by business segment follows:

                                                              Three months ended October 31,        Six months ended October 31,
                                                              ------------------------------        ----------------------------
                                                                  1999               1998               1999             1998
                                                              -----------         ----------        ------------     ------------
Revenues:
    Executive Search:
     North America.......................................      $   64,135         $   47,751        $   121,362      $    91,549
     Europe..............................................          25,761             26,091             50,912           50,514
     Asia/Pacific........................................          12,727              8,420             23,866           16,642
     Latin America.......................................           7,381              8,209             14,670           16,469
    Futurestep...........................................           6,318                704             10,293              747
                                                              -----------         ----------        -----------      -----------
     Total revenues......................................      $  116,322         $   91,175        $   221,103      $   175,921
                                                              ===========         ==========        ===========      ===========

                                                              Three months ended October 31,        Six months ended October 31,
                                                              ------------------------------        ----------------------------
                                                                  1999               1998              1999              1998
                                                              -----------         ----------        ----------       -----------
Operating Profit:
    Executive Search:
     North America......................................        $  12,036          $   3,106         $  22,082        $   6,423
     Europe.............................................            2,918              1,104             6,087            1,785
     Asia/Pacific.......................................            1,381                458             2,436              721
     Latin America......................................            1,966              2,167             3,602            4,031
    Futurestep..........................................           (6,784)            (4,579)          (12,445)          (7,062)
                                                                ---------          ---------        ----------        ---------
     Total operating profit.............................        $  11,517          $   2,256         $  21,762        $   5,898
                                                                =========          =========        ==========        =========

                                                                     As of               As of
                                                                October 31, 1999      April 30, 1999
                                                                ----------------      --------------
Identifiable assets(1):
   Executive Search:
     North America......................................        $       223,677       $      208,627
     Europe.............................................                 58,662               54,910
     Asia/Pacific.......................................                 27,057               20,209
     Latin America......................................                 17,947               17,104
   Futurestep...........................................                 10,039                3,274
                                                                ---------------       --------------
     Total identifiable assets..........................        $       337,382       $      304,124
                                                                ===============       ==============



(1) Corporate identifiable assets of $129,125 and $144,771 as of October 31, 1999 and April 30, 1999, respectively, are included in North America.

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

  On September 15, 1999, the Company completed the acquisition of Levy-Kerson, a New York-based search firm specializing in the retail fashion industry with revenues of approximately $6.0 million for the year ended December 31, 1998. The purchase price was $7.3 million, of which $5.6 million was paid in common stock, $0.7 million in cash and $1.0 million in notes payable through May 1, 2002. The acquisition has been accounted for as a purchase and substantially all of the cost has been recorded as goodwill.

  On October 1, 1999, the Company completed the acquisition of Pearson, Caldwell and Farnsworth, a California-based search firm focused on senior-level assignments for the financial services industry, with estimated revenues of approximately $4.0 million for the year ending December 31, 1999. The purchase price was $4.3 million, of which $0.6 million was paid in common stock, $1.2 million in cash, and the balance of $2.5 million in notes payable over three years. The acquisition has been accounted for as a purchase and the excess of the consideration over the fair market value of the assets acquired and deferred compensation, if any, will be recorded as goodwill.

  In November 1999, the Company signed a revised letter of intent to acquire the search and selection recruitment business of PA Consulting Group, a leading management, systems and technology consulting firm based in London for $19.0 million denominated in U.S. dollars, payable in cash or substantially all in cash. The acquisition is expected to close in the third quarter of fiscal 2000 subject to completion of the Company's due diligence, negotiation and execution of definitive acquisition agreements, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of this business. The acquisition will be accounted for as a purchase and the fair market value of the net assets acquired in excess of the consideration, if any, will be recorded as goodwill.

  On December 10, 1999, the Company completed the acquisition of Helstrom, Turner & Associates, a California-based search firm focused on senior-level assignments for the retail industry, with estimated revenues of approximately $3.0 million for the year ending December 31, 1999. The purchase price was $3.0 million, of which $0.7 million was paid in cash, $1.5 million in common stock and the balance in notes payable in equal annual installments over three years. The acquisition will be accounted for as a purchase and substantially all of the purchase price will be allocated to goodwill.

  On December 13, 1999, the Company completed the acquisition of Crist Partners, a Chicago-based search firm specializing in senior executive assignments for Fortune 500 companies, for $15.0 million of which $8.0 million was paid in cash, $2.0 million in common stock and the balance in notes payable. The acquisition will be accounted for as a purchase and the fair market value of the net assets acquired in excess of the consideration, if any, will be recorded as goodwill.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

Overview

  Korn/Ferry International is the world's largest executive search firm and has the broadest global presence in the industry with 432 consultants based in 72 offices across 40 countries. The Company's clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations.

  On February 17, 1999, the Company completed the public offering of 11.8 million shares of its common stock at $14.00 per share, approximately 10.0 million of which were sold by the Company, with the balance sold by certain selling shareholders of the Company. Net proceeds received by the Company from the offering were approximately $124.3 million.

  In May 1998, the Company introduced its Internet-based service, Futurestep. Futurestep combines the Company's search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. Futurestep's operating losses approximated $12.4 million, $12.6 million and $0.8 million for the six months ended October 31, 1999 and the fiscal years ended April 30, 1999 and 1998, respectively, and are primarily related to compensation expense, start-up costs and advertising expense to promote and expand the business roll-out. The Company believes Futurestep will generate net operating losses through the spring of 2000.

  In March 1999, the Company completed its United States roll-out of Futurestep expanding into the Midwest and Southwest regions. Futurestep launched its international roll-out in the United Kingdom in May 1999, Canada in June 1999 and in 10 additional European countries, New Zealand and Australia in the current fiscal quarter. The Company plans to expand in other selected foreign markets through the remainder of the fiscal year. As of October 31, 1999, approximately 450,000 candidates worldwide had completed a detailed on-line profile. In July 1999, Futurestep entered into its first global management recruitment agreement with Ernst & Young, LLP to provide a range of services in addition to middle-management recruitment including managing on-line job postings and campus recruitment programs. In the three months ending October 31, 1999, Futurestep established five additional preferred provider relationships to provide a minmum number of annual search assignments and a variety of other recruitment service alternatives.

  As the world's largest global executive search firm, the Company believes it has the resources to play a leading role in consolidating the highly-fragmented search industry. The Company frequently evaluates opportunities to expand its business through acquisitions, and from time to time, the Company engages in discussions with potential targets. The Company views strategic acquisitions as a key component of its long term growth strategy and intends to pursue future acquisition opportunities. In the first quarter of fiscal 2000, the Company completed the acquisition of the Australian business of Amrop International. In the current fiscal quarter, the Company completed two North American acquisitions: Levy-Kerson, a leading search firm specializing in the retail/fashion industry and Pearson, Caldwell and Farnsworth, a leading search firm focused on senior-level assignments for the financial services industry. In December 1999, the Company completed two additional acquisitions in North
America: Helstrom Turner & Associates, specializing in retail and e-commerce clients and Crist Partners, specializing in senior executive search assignments for Fortune 500 companies. The Company has also signed a revised letter of intent to acquire PA Consulting Group, a leading management, systems and technology consulting firm based in London. See "Recent Events."

Results of Operations

        The following table summarizes the results of the Company's operations for the three months and six months ended October 31, 1999 and 1998 as a percentage of revenues.

                                                    Three months ended October 31,            Six months ended October 31,
                                                 -----------------------------------       ---------------------------------
                                                                          Proforma                                 Proforma
                                                   1999       1998        1998(1)            1999       1998       1998(1)
                                                 -------      -----       ---------         -------     ------     ---------
 Revenues, net..................................    100%       100%       100%                 100%       100%      100%
 Compensation and benefits......................     59         66          60                  60         66        60
 General and administrative expenses ...........     31         31          31                  30         31        31
 Operating profit...............................     10          3           8                  10          3         9
 Net income.....................................      6          0           3                   6          1         4

 _________
(1) The proforma results for the three months and six months ended October 31, 1998 take into account a $5.3 million and $10.2 million reduction in accrued bonus expense to reflect the revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999 and the resulting $2.3 million and $4.4 million increase in the provision for income taxes.

        The Company experienced strong growth in executive search revenues in both the North America and Asia/Pacific geographic regions for the three months ended October 31, 1999. The Europe and Latin America regions experienced declines in the current three month period compared to the prior year quarter; however, both regions reported positive growth over current year first quarter results. For the six months ended October 31, 1999 the Company experienced growth in all geographic regions, except for Latin America. The Company includes revenues generated from its Mexican operations with its operations in Latin America.

                                           Three Months Ended October 31,                      Six Months Ended October 31,
                                  ------------------------------------------------    ----------------------------------------------
                                           1999                      1998                      1999                     1998
                                  ------------------------------------------------    ----------------------------------------------
                                   Dollars          %       Dollars           %       Dollars           %       Dollars          %
                                  -----------  ---------  --------------  --------    ----------   --------  -------------   -------

Executive Search:
   North America..............      $ 64,135        55%        $47,751         53%      $121,362        55%      $ 91,549        52%
   Europe.....................        25,761        22          26,091         29         50,912        23         50,514        29
   Asia/Pacific...............        12,727        11           8,420          9         23,866        11         16,642        10
   Latin America..............         7,381         6           8,209          9         14,670         7         16,469         9
Futurestep....................         6,318         5             704          1         10,293         5            747         -
                                  -----------  ---------  --------------  --------    ----------   --------  -------------   -------
     Revenues.................      $116,322       100%        $91,175       100%       $221,103       100%      $175,921       100%
                                  -----------  ---------  --------------  --------    ----------   --------  -------------   -------


In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended October 31, 1999 Compared to Three Months Ended October 31, 1998

 Revenues

        Revenues increased $25.1 million, or 27.6%, to $116.3 million for the three months ended October 31, 1999 from $91.2 million for the three months ended October 31, 1998. The increase in revenues was primarily the result of a 7% increase in the number of executive search engagements, a 14% increase in the average fee per executive search engagement and revenues from Futurestep in the current three month period.

        In North America revenues increased $16.4 million, or 34%, to $64.1 million for the three months ended October 31, 1999 from $47.8 million for the comparable period in the prior year. In Asia/Pacific, revenues increased $4.3 million, or 51%, to $12.7 million for the three months ended October 31, 1999 from $8.4 million for the three months ended October 31, 1998. Revenue growth in North America and Asia/Pacific was attributable mainly to a 9% and 50% increase, respectively, in the number of engagements supported by an increase of 10% and 16%, respectively, in the average number of consultants. In North America this revenue growth was also driven by an increase in the average fee per engagement of 23% while Asia/Pacific realized an increase in consultant productivity of over 30%. Revenues in Europe decreased $0.3 million, or 1%, to $25.8 million for the three months ended October 31, 1999 from $26.1 million for the comparable period in the prior year due to the negative effects of foreign currency translation into the U.S. dollar which more than offset revenue increases on a constant dollar basis. The decline in revenues in Latin America of $0.8 million, or 10%, to $7.4 million for the three months ended October 31, 1999 from $8.2 million for the comparable three month period in fiscal 1998 is attributable to continued economic uncertainty in that region. Revenues are in line with current year first quarter results and the Company believes the continued uncertainty in Latin America will not have a significant impact on revenues in the third quarter of fiscal 2000.

        Futurestep revenue of $6.3 million for the three months ended October 31, 1999 is primarily attributable to 224 additional engagements opened during the current fiscal quarter and reflects completion of the roll-out of the United States operations at the end of prior fiscal year and the U.K. and Canada in the current year first quarter.

 Compensation and Benefits

        Compensation and benefits expense increased $8.4 million, or 14%, to $68.7 million for the three months ended October 31, 1999 from $60.3 million for the comparable period ended October 31, 1998 due primarily to an increase in the number of consultants offset by a $5.4 million decrease in bonus expense in the most recent fiscal quarter under the revised compensation plan. On a proforma basis, compensation and benefits expense for the three months ended October 31, 1998 reflects a $5.3 million reduction in bonus expense under the revised compensation program. The $13.7 million increase for the three months ended October 31, 1999, including Futurestep expenses of $3.6 million, versus the proforma three months ended October 31, 1998, reflects a 15% and 6% increase in the average number of consultants to 444 from 387 and average total employees to 1,554 from 1,471 for the three months ended October 31, 1999 over the comparable period in 1998. On a comparable basis, excluding Futurestep and reflecting the prior year three month period on a proforma basis, compensation and benefits expense as a percentage of revenues decreased slightly to 59.2% in the most recent three month period from 59.6% in the proforma three months ended October 31, 1998.

 General and Administrative Expenses

        General and administrative expenses consist of occupancy expense associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $7.5 million, or 26%, to $36.1 million for the three months ended October 31, 1999 from $28.6 million for the comparable period ended October 31, 1998. This increase was attributable to an increase in Futurestep expenses of $5.3 million, primarily related to advertising and business development in the current three month period. As a percentage of revenues, general and administrative expenses, excluding Futurestep related expenses, declined to 24% for the three months ended October 31, 1999 from 27% for the comparable period in 1998. The decrease primarily reflects the higher percentage increase in revenues and the elimination of excess costs in the current three month period resulting from office rationalization in late fiscal 1999.

 Operating Profit

        Operating profit increased $9.3 million in the three months ended October 31, 1999, to $11.5 million, or 9.9% of revenues from $2.3 million, or 2.5% of revenues in the prior year three month period. On a comparable basis, excluding the Futurestep loss of $6.8 million and assuming the favorable impact of the new compensation plan in the three months ended October 31, 1998, operating profit for the three months ended October 31, 1999 increased $6.2 million, or 52% to $18.3 million compared to the three months ended October 31, 1998. Operating profit, on a comparable basis, as a percentage of revenues was 16.6% and 13.4% for the three months ended October 31, 1999 and 1998, respectively. For the current three month period, operating margins, on this same basis, increased in all regions except in Latin America compared to the prior year three month period due primarily to increased revenues in North America and Asia/Pacific and a decline in general and administrative expense as a percentage of revenues.

        The percentage of the Company's executive search operating profit contributed by North America increased to 66% for the current three month period from 52% for the proforma three months ended October 31, 1998, driven primarily by both an increase in volume and average fees. The Latin American region contribution decreased to 11% for the three months ended October 31, 1999 from 23% on a proforma basis for the comparable prior year period mainly due to the percentage decline in revenues commencing in the third quarter of fiscal 1999 while operating costs remained relatively constant. The percentage of the Company's operating profit contributed by the European region decreased to approximately 16% and the Asia/Pacific region increased to approximately 8%, in the three months ended October 31, 1999 from 19% and 7%, respectively, in the proforma three months ended October 31, 1998, primarily reflecting the decrease in revenues in the European region and the elimination of excess costs in late fiscal 1999 resulting from office rationalization in both the European and Asia/Pacific regions.

 Interest and Other Income (Expense)

  Interest and other income (expense) includes interest income of $1.4 million and $0.6 million and interest expense of $0.8 million and $1.3 million for the three months ended October 31, 1999 and 1998, respectively. The increase in interest income of $0.8 million and decrease in interest expense of $0.5 million is due primarily to interest income from the investment of proceeds received in the initial public offering and a decrease in interest expense resulting from payment of the outstanding balance on bank borrowings upon consummation of the public offering.

 Provision for Income Taxes

  The provision for income taxes increased $4.5 million to $5.2 million for the three months ended October 31, 1999 from $0.7 million for the comparable period ended October 31, 1998. The effective tax rate was 42% for the current year three month period as compared to 44% for the prior year three month period.

 Non-controlling Shareholders' Interests

        Non-controlling shareholders' interests are comprised of the non-controlling shareholders' majority interests in the Company's Mexico subsidiaries. Non-controlling shareholders' interests decreased $0.4 million to $0.6 million in the current three month period from $1.1 million in the comparable prior year period. In the three months ended October 31, 1998, the Company ceased recording minority shareholders' interests in Futurestep losses and reversed $0.3 million recorded in the three months ended July 31, 1998. The decrease in non-controlling shareholder' interests from the prior year six month period reflects this reversal.

Six Months Ended October 31, 1999 Compared to Six Months Ended October 31, 1998

 Revenues

        Revenues increased $45.2 million, or 26%, to $221.1 million for the six months ended October 31, 1999 from $175.9 million for the six months ended October 31, 1998. The increase in revenues was primarily the result of a 10% increase in the number of executive search engagements supported by a 9% increase in the average number of consultants, a 9% increase in the average fee per executive search engagement and revenues from Futurestep in the current six month period.

        In North America, revenues increased $29.8 million, or 33%, to $121.4 million for the six months ended October 31, 1999 from $91.5 million for the comparable period in the prior year. In Asia/Pacific, revenues increased $7.2 million, or 43%, to $23.9 million for the six months ended October 31, 1999 from $16.6 million for the six months ended October 31, 1998. Revenue growth in North America and Asia/Pacific was attributable mainly to a 13% and 48% increase, respectively, in the average number of engagements and an increase of 11% and 14%, respectively, in the average number of consultants. In North America this revenue growth was also driven by an increase in the average fee per engagement of 17% over the year ago six month period. Revenues in Europe remained relatively flat at $50.9 million for the six months ended October 31, 1999 compared to $50.5 million for the comparable period in the prior year due primarily to the negative effects of foreign currency translation into the U.S. dollar, which substantially offset revenue increases on a constant dollar basis. The decline in revenues in Latin America of $1.8 million, or 11%, to $14.7 million for the six months ended October 31, 1999 from $16.5 million for the comparable six month period in fiscal 1998 is attributable to continued economic uncertainty in that region. The Company believes the continued uncertainty in Latin America will not have a significant impact on revenues in the third quarter of fiscal 2000.

        Futurestep revenue of $10.3 million for the six months ended October 31, 1999 is primarily attributable to 344 additional engagements in the current six month period and reflects completion of the roll-out of the North American operations at the end of prior fiscal year and the U.K. in the current year first fiscal quarter.

 Compensation and Benefits

        Compensation and benefits expense increased $17.1 million, or 15%, to $133.5 million for the six months ended October 31, 1999 from $116.4 million for the comparable period ended October 31, 1998 due primarily to an increase in the number of consultants offset by a $11.1 million decrease in bonus expense in the current six month period under the revised compensation plan. On a proforma basis, compensation and benefits expense for the six months ended October 31, 1998 reflects a $10.2 million reduction in bonus expense under the revised compensation program. The $27.3 million increase for the six months ended October 31, 1999, including Futurestep expenses of $6.6 million, versus the proforma six months ended October 31, 1998, reflects a 13% and 15% increase in the average number of consultants to 436 from 387 and average total employees to 1,648 from 1,429, respectively, for the six months ended October 31, 1999 over the comparable period in 1998. On a comparable basis, excluding Futurestep and reflecting the prior year six month period on a proforma basis, compensation and benefits expense as a percentage of revenues increased slightly to 60.2% in the most recent six month period from 59.6 % in the proforma six months ended October 31, 1998.

 General and Administrative Expenses

        General and administrative expenses consist of occupancy expense associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $12.2 million, or 23%, to $65.9 million for the six months ended October 31, 1999 from $53.6 million for the comparable period ended October 31, 1998. This increase was attributable primarily to an increase in Futurestep expenses of $10.1 million, primarily related to advertising and business development in the current six month period. As a percentage of revenues, general and administrative expenses, excluding Futurestep related expenses, declined to 24% for the six months ended October 31, 1999 from 27% for the comparable period in 1998. The decrease primarily reflects the higher percentage increase in revenues and the elimination of excess costs in the current six month period resulting from office rationalization in late fiscal 1999.

 Operating Profit

        Operating profit increased $15.9 million in the six months ended October 31, 1999, to $21.8 million, or 10% of revenues from $5.9 million, or 3% of revenues in the prior year six month period. On a comparable basis, excluding the Futurestep loss of $12.4 million and assuming the favorable impact of the new compensation plan in the six months ended October 31, 1998, operating profit for the six months ended October 31, 1999 increased $11.1 million, or 48% to $34.2 million compared to the six months ended October 31, 1998. Operating profit, on a comparable basis, as a percentage of revenues was 16% and 13% for the six months ended October 31, 1999 and 1998, respectively. For the current six month period, operating margins, on this same basis, increased in all regions except in Latin America compared to the prior year six month period due primarily to the increase in revenues and decline in general and administrative expense as a percentage of revenues.

        The percentage of the Company's operating profit, excluding Futurestep, contributed by North America increased to 65% for the current six month period from 56% for the proforma six months ended October 31, 1998, driven primarily by an increase in both volume and fees. The Latin American region contribution decreased to 11% for the six months ended October 31, 1999 from 22% on a proforma basis for the comparable prior year period mainly due to the percentage decline in revenues commencing in the third quarter of fiscal 1999 while operating costs remained relatively constant. The percentage of the Company's operating profit contributed by the European and Asia/Pacific regions increased to approximately 18% and 7%, respectively, in the six months ended October 31, 1999 from 17% and 6%, respectively, in the proforma six months ended October 31, 1998, primarily reflecting the elimination of excess costs in late fiscal 1999 resulting from office rationalization and in Asia/Pacific increases in both revenues and consultant productivity.

 Interest and Other Income (Expense)

  Interest and other income (expense) includes interest income of $2.8 million and $1.3 million and interest expense of $1.6 million and $2.6 million for the six months ended October 31, 1999 and 1998, respectively. The increase in interest income of $1.5 million and decrease in interest expense of $1.0 million is due primarily to interest income from the investment of proceeds received in the initial public offering and a decrease in interest expense resulting from payment of the outstanding balance on bank borrowings upon consummation of the public offering.

 Provision for Income Taxes

  The provision for income taxes increased $7.7 million to $9.8 million for the six months ended October 31, 1999 from $2.1 million for the comparable period ended October 31, 1998. The effective tax rate was 42% for the current year six month period as compared to 43% for the prior year six month period.

 Non-controlling Shareholders' Interests

        Non-controlling shareholders' interests are comprised of the non-controlling shareholders' majority interests in the Company's Mexico subsidiaries. Non-controlling shareholders' interests remained relatively flat in the current six month period at $1.4 million compared to $1.3 million in the comparable prior year period and reflects the relatively constant net income generated by the Mexico subsidiaries during both of these periods.

Liquidity and Capital Resources

  The Company maintained cash and cash equivalents of $92.5 million as of October 31, 1999. During the six months ended October 31, 1999 and 1998, cash used in operating activities was $1.1 million and $1.7 million, respectively. Included in the operating cash flows for the six months ended October 31, 1999, was approximately $1.1 million of cash used for non-recurring items consisting of severance and benefit payments related to staff downsizing, modification to existing stock repurchase agreements and office rationalization.

  Capital expenditures totaled $8.9 million and $4.9 million for the six months ended October 31, 1999 and 1998, respectively. These expenditures consisted primarily of systems development costs, upgrades to information systems and leasehold improvements. The $4.0 million increase in capital expenditures in the six months ended October 31, 1999 compared to the prior year six month period, primarily relates to installation of a new financial system. For the six months ended October 31, 1999, the new financial system expenditures of approximately $3.8 million have been capitalized. The new financial system has an expected aggregate installation cost of approximately $11.0 million over fiscal 2000 and 2001.

  Included in cash flows from investing activities are premiums paid on corporate-owned life insurance ("COLI") contracts. The Company purchases COLI contracts to provide a funding vehicle for anticipated payments due under its deferred executive compensation programs. Premiums on these COLI contracts were $2.8 million and $3.8 million for the six months ended October 31, 1999 and 1998, respectively. Generally, the Company borrows against the available cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax
purposes.   The decrease in premium payments is attributable to the timing of payments. The Company also purchased $5.8 million of marketable securities in the six months ended October 31, 1999.

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

  During the six months ending October 31, 1999, the Company completed three acquisitions resulting in a total cash outflow of $4.3 million. On June 11, 1999, the Company acquired the assets and liabilities of the Australian business of Amrop International for $3.8 million, offset by deferred compensation of $2.0 million, resulting in a net cash outflow of $1.8 million. On September 15, 1999, the Company acquired Levy-Kerson in New York for $7.3 million, of which $5.6 million was paid in common stock and $1.0 million in notes payable resulting in an initial cash outflow of $0.7 million. On October 1, 1999, the Company acquired Pearson, Caldwell and Farnsworth, in California for $4.3 million, of which $0.6 million was paid in common stock and $2.5 million in notes payable resulting in an initial cash outflow of $1.2 million. The company incurred $0.6 million of additional costs related to these acquisitions.

  Cash provided by financing activities was approximately $2.3 million and $2.9 million during the six months ended October 31, 1999 and 1998, respectively, which included borrowings under COLI contracts of $1.0 million and $2.2 million in the six months ended October 31, 1999 and 1998, respectively, and proceeds from sales of common stock of the Company to newly hired and promoted consultants and payments on the related promissory notes of $2.2 million and $3.7 million, respectively. Additionally, the Company paid $0.5 million and $2.2 million related to repurchases of common stock of the Company in the six months ended October 31, 1999 and 1998, respectively.

  Total outstanding borrowings under life insurance policies were $43.7 million and $39.8 million for the six months ended October 31, 1999 and 1998, respectively. Such borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

        The Company believes that cash on hand, funds from operations and its credit facilities will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Recent Events

        In November 1999, the Company modified a letter of intent signed on September 12, 1999 to acquire the search and selection recruitment business of PA Consulting Group, a leading management, systems and technology consulting firm based in London for $19.0 million.

  This acquisition is expected to close in the third quarter of fiscal 2000 subject to completion of the Company's due diligence, negotiation and execution of definitive acquisition agreements, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of these businesses. The acquisitions will be accounted for as a purchase and the fair market value of the net assets acquired in excess of the consideration, if any, will be recorded as goodwill.

  On December 10, 1999, the Company completed the acquisition of Helstrom, Turner & Associates, a California-based search firm focused on senior-level assignments for the retail industry for $3.0 million, of which $0.7 million was paid in cash, $1.5 million in stock and the balance in notes payable.

  On December 13, 1999, the Company completed the acquisition of Crist Partners, a Chicago-based search firm specializing in senior executive assignments for Fortune 500 companies, for $15.0 million of which $8.0 million was paid in cash, $2.0 million in stock and the balance in notes payable.

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

  In fiscal 1999, the Company completed an inventory and Year 2000 assessment of its principal computer systems, network elements, software applications and other business systems. The Company incurred costs of approximately $0.4 million through October 31, 1999 to resolve Year 2000 issues and expects to incur approximately $0.1 million of additional costs in fiscal 2000. Expenses incurred on the Year 2000 issues are being funded through operating cash flows. The Company estimates full compliance by December 31, 1999. The costs relating to the Year 2000 issues and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Actual results could differ materially from those anticipated.

  The Company's primary business does not depend on material relationships with third party vendors but utilizes third party vendors for a number of functions, including its automated payroll functions, insurance and investment of pension funds. The Company has initiated formal communications with third party providers to determine the extent to which these third parties are moving toward Year 2000 compliance and believes these third parties will be Year 2000 compliant by December 31, 1999. The Company also utilizes third party on-line information services and the Internet to communicate and to retrieve information about potential candidates and clients. Failure of these third parties to have their systems Year 2000 compliant may have a material adverse effect on the Company's operations.

  The Company has fully implemented and tested a disaster recovery plan that includes the implementation of alternative services in the event of a business disruption. The plan addresses critical resources for the Company and key resources for its remote offices, including interruptions that are the result of problems arising from the Year 2000 issue. During and after any disaster, these back-up solutions are intended to serve as temporary replacements for the Company's e-mail, Internet access and proprietary applications, which are integral to the Company's business.

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

  During the transition period, cashless payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and October 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

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

 Foreign Currency Risk

        Historically, the Company has not experienced any significant net translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which its offices are located and investment of excess cash balances in U.S. dollar denominated accounts.

 Interest Rate Risk

        The Company primarily manages its exposure to fluctuations in interest rates through its regular financing activities that generally are short term and provide for variable market rates. The Company has no outstanding balance on either its term loan and revolving line of credit. As of October 31, 1999, the Company had outstanding borrowings of $43.7 million against the cash surrender value of COLI contracts bearing interest at various variable rates payable at least annually and $0.6 million of long-term notes payable to former shareholders payable through fiscal 2004 at variable market rates. The Company has investments of approximately $98.9 million in interest bearing securities at market rates with original maturities ranging from November 1999 to October 2001.

        The Company has not experienced a material change in its primary market risk exposures or how those exposures are managed compared to what was in effect in fiscal 1999.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

  (a)     Changes in Securities

             Effective September 22, 1999, the Company changed its state of incorporation from California to Delaware. The reincorporation was accomplished through a merger (the "Merger") of Korn/Ferry International, a California corporation ("KFY California"), into its wholly owned Delaware subsidiary of the same name ("KFY Delaware"). As a result of the Merger, each outstanding share of KFY California Common Stock, no par value per share, was automatically converted into one share of KFY Delaware Common Stock, par value $0.01 per share. The reincorporation proposal was approved by the Company's shareholders at the Company's annual meeting of shareholders on September 22, 1999.

  (b)     Use of Proceeds

             From May 1, 1999 until October 31, 1999, approximately $21.2 million of the net proceeds to the Company from the Company's February 1999 initial public offering was used primarily for Futurestep working capital, three acquisitions aggregating $4.3 million, and capital expenditures of $3.8 million relating to installation of a new financial system.

Item 4.   Submission of Matters to a Vote of Security Holders

             The annual meeting of shareholders was held on September 22, 1999. The business at the meeting was (i) to elect thirteen directors to serve on the board, (ii) to approve the reincorporation of the Company in Delaware from California, and (iii) to ratify the selection of Arthur Andersen LLP as the Company's independent auditors for fiscal 2000. Each of the proposals was adopted.

    (i)  The number of votes for and withheld for each director were as follows:

                                             For      Withheld
                                          ----------  ---------
For terms expiring in the year 2000:
        Paul Buchanan Barrow              25,369,243  2,714,567
        Manuel A. Papayanopulos           26,068,690  2,015,120
        Windle B. Priem                   27,364,386    719,424
        Michael A. Wellman                26,217,324  1,866,486

For terms expiring in the year 2001:

        James E. Bartlett                 27,280,566    803,244
        Richard M. Ferry                  27,321,110    762,700
        Timothy K. Friar                  26,570,084  1,513,726
        Sakie Fukushima                   26,364,664  1,719,146
        Scott E. Kingdom                  26,723,628  1,360,182

For terms expiring in the year 2002:

        Frank V. Cahouet                  27,023,750  1,060,060
        Peter L. Dunn                     26,897,480  1,186,330
        Charles D. Miller                 27,114,282    969,528
        Gerhard Schulmeyer                27,380,706    703,104

    (ii) The number of votes for, against, abstaining, and broker non-vote for the approval of the reincorporation of the Company in Delaware from California were as follows:

               For           Against     Abstaining   Broker Non-Vote
            ----------      ---------    ----------   ---------------
            23,223,008      3,664,460    365,840      830,502

(iii) The number of votes for, against, abstaining, and broker non-vote for the ratification of Arthur Andersen LLP were as follows:

               For           Against     Abstaining   Broker Non-Vote
            ----------      ---------    ----------   ---------------
            27,874,506      96,740       112,560      0

Item 5.  Other Information

            On September 12, 1999, the Company signed a letter of intent to acquire the search and selection recruitment business of PA Consulting Group, a leading management, systems and technology consulting firm based in London, for an amount in cash or substantially all in cash equal to 1.05 times trailing twelve months revenue, estimated to be approximately $35.0 million in pounds sterling, subject to finalization of financial statements. In November 1999, the Company revised this letter of intent to reduce the purchase price to $19.0 million U.S. dollars. The Company intends to fund the acquisition with currently available cash. Consummation of the proposed transaction is subject to completion of the Company's due diligence, negotiation and execution of a definitive acquisition agreement, receipt of applicable regulatory approvals and absence of adverse changes in the financial condition of the search and selection recruitment business.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         Exhibit
         Number            Description of Exhibit
         -------           ----------------------

         3.1               Certificate of Incorporation
         3.2               Bylaws
         27.1              Financial Data Schedule for the six months ended
                           October 31, 1999

  (b)    Reports on Form 8-K

         Current report event date September 22, 1999 (Item 5 and Item 7) was filed with the SEC on September 22, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KORN/FERRY INTERNATIONAL

Date:  December 14, 1999             By: /s/ Elizabeth S.C.S. Murray
                                     -------------------------------

                                         Elizabeth S.C.S. Murray
                                       Chief Financial Officer and
                                         Executive Vice President

                                 EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
-------           ----------------------

  3.1             Certificate of Incorporation
  3.2             Bylaws
 27.1             Financial Data Schedule for the six months ended October 31,
                  1999