Form 10-Q
period 2000-01-31
KORN FERRY INTERNATIONAL
filed 2000-03-16
CIK 56679

    =======================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2000 or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

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


                                 (310) 556-8503
              (Registrant's telephone number, including area code)
                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

     The number of shares outstanding of the Company's Common Stock as of March 15, 2000 was 36,845,635.

    =======================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents

PART I.        FINANCIAL INFORMATION                                                        Page
                                                                                           ----
Item  1.        Financial Statements

                Consolidated Balance Sheet as of January 31, 2000 (unaudited) and
                   April 30, 1999........................................................   3

                Unaudited Consolidated Statement of Operations for the three months
                   and nine months ended January 31, 2000 and January 31, 1999...........   5

                Unaudited Consolidated Statement of Cash Flows for the nine months
                   ended January 31, 2000 and January 31, 1999...........................   6

                Notes to Consolidated Financial Statements...............................   7

Item  2.        Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................   11

Item  3.        Quantitative and Qualitative Disclosures About Market Risk...............   18

PART II.        OTHER INFORMATION

Item 2.         Changes in Securities and Use of Proceeds................................   18

Item 5.         Other Information........................................................   18

Item 6.         Exhibits.................................................................   19

SIGNATURE................................................................................   20


PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                (in thousands)

                                                           ------------------ -----------------
                                                                 As of             As of
                                                           January 31, 2000    April 30, 1999

                                                           ------------------ -----------------
                                                              (unaudited)
                                ASSETS
                                ------

Cash and cash equivalents                                         $  110,948        $ 113,741
Marketable securities                                                  6,183           21,839
Receivables due from clients, net of allowance for
 doubtful accounts of $14,338 and $7,847                              92,913           63,139
Other receivables                                                      2,780            3,337
Prepaid expenses                                                      10,127            5,736
                                                           ------------------ -----------------
                Total current assets                                 222,951          207,792
                                                           ------------------ -----------------

Property and equipment:
        Computer equipment and software                               28,185            17,554
        Furniture and fixtures                                        17,098            14,646
        Leasehold improvements                                        13,399            11,785
        Automobiles                                                    1,677             1,716
                                                           ------------------ -----------------
                                                                      60,359            45,701
Less - Accumulated depreciation and amortization                     (30,584)          (24,591)
                                                           ------------------ -----------------

                 Property and equipment, net                          29,775            21,110
                                                           ------------------ -----------------

Cash surrender value of company owned life insurance
 policies, net of loans                                               49,393            41,973
Marketable securities and notes receivable                             1,909             8,218
Deferred income taxes                                                 19,605            18,182
Goodwill and other intangibles, net of accumulated
 amortization of $7,151 and $5,351                                    74,600             3,639
Other                                                                  5,026             3,210
                                                           ------------------ -----------------
                 Total assets                                       $ 403,259         $ 304,124
                                                           ================== =================

The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET - (Continued)
                                (in thousands)


                                                                            ------------------ -----------------
                                                                                  As of             As of
                                                                            January 31, 2000   April 30, 1999
                                                                           ------------------ ----------------
                                                                                 (unaudited)

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

Notes payable and current maturities of long-term debt                            $ 9,843           $ 1,356
Accounts payable                                                                   16,887            10,384
Income taxes payable                                                                7,956             2,323
Accrued liabilities:
        Compensation                                                               48,488            35,212
        Payroll taxes                                                              26,454            20,546
        Other accruals                                                             26,802            21,910
                                                                        ------------------ -----------------
               Total current liabilities                                          136,430            91,731
Deferred compensation                                                              37,199            33,531
Long-term debt                                                                     16,035             2,360
Other                                                                               1,700             1,775
                                                                        ------------------ -----------------
               Total liabilities                                                  191,364           129,397
                                                                        ------------------ -----------------
Non-controlling shareholders' interests                                             2,837             2,041
                                                                        ------------------ -----------------
Shareholders' equity
        Common stock, authorized 150,000 shares, 36,277 and
            35,633 shares outstanding                                             268,709           253,021
        Retained deficit                                                         (46,035)          (66,426)
        Accumulated other comprehensive loss                                      (4,742)           (2,360)
                                                                        ------------------ -----------------
                Shareholders' equity                                              217,932           184,235
        Less:  Notes receivable from shareholders                                 (8,874)          (11,549)
                                                                        ------------------ -----------------
                Total shareholders' equity                                        209,058           172,686
                                                                        ------------------ -----------------
                Total liabilities and shareholders' equity                      $ 403,259         $ 304,124
                                                                        ================== =================
















The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                                            Three Months Ended January 31,       Nine Months Ended January 31,
                                                           ---------------------------------   ----------------------------------
                                                                    2000           1999 (1)          2000             1999 (1)
                                                           ---------------- ----------------   ----------------- ----------------
Revenues, net                                               $      122,075    $       88,466     $      343,178   $      264,387

 Compensation and benefits                                          72,333            51,310            205,792          167,690
 General and administrative expenses                                35,345            26,928            101,227           80,571
 Interest and other income (expense)                                 1,030             (487)              2,511           (1,620)
                                                           ----------------  ----------------   ----------------  ---------------

Income before provision for income taxes
       and non-controlling shareholders' interests                 15,427             9,741             38,670            14,506
Provision for income taxes                                          6,479             4,033             16,241             6,102
Non-controlling shareholders' interests                               663               603              2,038             1,926

                                                           ----------------  ----------------   ----------------  ----------------
       Net income                                           $       8,285      $      5,105       $     20,391     $       6,478
                                                           ================  ================   ================  ================

Basic earnings per common share                             $        0.23      $       0.19       $       0.57     $        0.25
                                                           ================  ================   ================  ================

Basic weighted average common shares
  outstanding                                                      36,117           26,498              35,929            26,171
                                                           ================  ================   ================  ================

Diluted earnings per common share                           $        0.22      $      0.19        $       0.55     $        0.24
                                                           ================  ================   ================  ================

Diluted weighted average common shares
  outstanding                                                      37,539            27,023             37,000            27,041
                                                           ================  ================   ================  ================



(1)The results for the three months and nine months ended January 31, 1999 include the non-recurring charges of $8.4 million. The three months results also includes a $10.2 million credit to earnings to reduce accrued bonus expense at October 31, 1998 resulting from implementation of the Company's revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999. Excluding these items for the three months ended January 31, 1999, net income would be $4.2 million and basic and fully diluted earnings per common share would be $0.16. Excluding these items for the nine months ended January 31, 1999, net income would be $11.4 million and basic and fully diluted earnings per common share would be $0.43 and $0.42, respectively.






The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                   Nine Months Ended January 31,
                                                                                ------------------------------------
                                                                                      2000              1999
                                                                                ---------------   ------------------
                                                                                            (unaudited)
Cash from operating activities:
    Net Income                                                                    $     20,391       $     6,478

Adjustments to reconcile net income to net cash provided by
operating activities:
        Depreciation                                                                     7,000             5,842
        Amortization                                                                     1,800             1,186
        Provision for doubtful accounts                                                  9,812             5,559
        Cash surrender value, net of benefits, in excess of premiums paid                   91            (1,931)
        Other non-recurring non-cash charges                                             -                 7,470

    Change in other assets and liabilities, net of acquisitions:
        Deferred compensation                                                            4,635             6,061
        Receivables                                                                    (38,320)          (18,092)
        Prepaid expenses                                                                (4,331)             (646)
        Income taxes payable                                                             4,211            (5,417)
        Accounts payable and accrued liabilities                                        29,003             8,945
        Non-controlling shareholders' interests and other, net                            (694)           (1,734)
                                                                                --------------   ---------------
                 Net cash provided by operating activities                              33,598            13,721
                                                                                ---------------   ---------------

Cash from investing activities:

    Purchases of property and equipment                                                (14,087)           (6,248)
    Sale of marketable securities                                                       21,965             -
    Business acquisitions, net of cash acquired                                        (35,617)           (1,323)
    Premiums on life insurance, net of benefits received                                (8,554)          (12,585)
    Redemption of guaranteed investment contracts                                         -                1,746
    Sale of interest in affiliates                                                        -                2,308
                                                                                --------------     -------------
                  Net cash used in investing activities                                (36,293)          (16,102)
                                                                                ---------------    -------------
Cash from financing activities:
    Increase in bank borrowings                                                          -                 3,000
    Payment of debt                                                                       (823)           (1,779)
    Borrowings under life insurance policies                                              1,043            3,522
    Purchase of common and preferred stock and payments on related notes                   (742)          (6,139)
    Issuance of common stock and receipts on shareholders' notes                          2,580            2,592
                                                                                ---------------    --------------
                  Net cash provided by financing activities                               2,058            1,196
                                                                                ---------------    --------------
Effect of exchange rate changes on cash flows                                            (2,156)          (1,210)
                                                                                ---------------    --------------
Net decrease in cash and cash equivalents                                                (2,793)          (2,395)
Cash and cash equivalents at beginning of the period                                    113,741           32,358
                                                                                ---------------    --------------
Cash and cash equivalents at end of the period                                     $    110,948       $   29,963
                                                                                ===============    ==============

      The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share amounts)
                                  (unaudited)

1.     Summary of Significant Accounting Policies

       Basis of Presentation

The consolidated financial statements for the three months and nine months ended January 31, 2000 and 1999 include the accounts of Korn/Ferry International, all of its wholly owned domestic and international subsidiaries, and affiliated companies in which the Company has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's fiscal year 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on July 28, 1999 and should be read in conjunction therewith.

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

      During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which establishes new standards for reporting derivative and hedging information. FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB No. 133," in 1999, which deferred the effective date of SFAS 133 for one year. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of May 1, 2001. It is not expected that the adoption of this standard will have any impact on the consolidated financial statements nor require additional footnote disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)
                                  (unaudited)

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

                                                        Three months ended January 31,
                                            ---------------------------- ----------------------------
                                                       2000                         1999
                                            ---------------------------  ---------------------------
                                                                Per                           Per
                                                               Share                         Share
                                            Income    Shares   Amount     Income   Shares   Amount
                                           --------  ------- --------   --------- -------- --------
Basic EPS
Income available to common
   shareholders..........................   $8,285    36,117    $0.23      $5,105   26,498    $0.19
                                                             ========                      ========
Effect of Dilutive Securities
Shareholder common stock
   purchase commitments..................                374                           525
Stock options............................              1,048                           -
                                             ------   ------              -------  -------
Diluted EPS
Income available to common
  shareholders plus assumed conversions.... $8,285    37,539     $0.22     $5,105   27,023     $0.19
                                            ======    ======  ========    =======  =======   =======


                                                           Nine months ended January 31,
                                            ----------------------------------------------------------
                                                       2000                         1999
                                            ---------------------------  ---------------------------
                                                                Per                           Per
                                                               Share                         Share
                                            Income    Shares   Amount     Income   Shares   Amount
                                            --------  ------- ---------  --------- -------- --------
Basic EPS
Income available to common
   shareholders.........................   $20,391   35,929      $0.57    $ 6,478   26,171    $0.25
                                                              ========                      =======
Effect of Dilutive Securities
Shareholder common stock
   purchase commitments..................               374                            514
Stock options ...........................               697                            -
Phantom stock units......................               -                              255
Stock appreciation rights................               -                              101
                                          --------  -------              --------  -------

Diluted EPS
Income available to common
   shareholders plus assumed conversions... $20,391  37,000     $0.55     $ 6,478   27,041    $0.24
                                           ========  ======= ========   ========= ========  =======

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

The par value of common stock outstanding as of January 31, 2000 and April 30, 1999 is $0.01 and no par, respectively.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)
                                  (unaudited)

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

      Total comprehensive income is as follows:

                                                       -------------------------------  ------------------------------
                                                       Three months ended January 31,   Nine months ended January 31,
                                                       ------------------------------- -------------------------------
                                                            2000            1999             2000            1999
                                                       ---------------- --------------  ---------------- -------------
      Net income.................................              $ 8,285         $ 5,105          $ 20,391       $ 6,478
      Foreign currency translation adjustment....               (3,155)         (1,527)          ( 4,107)       (2,091)
      Related income tax benefit.................                1,325             634             1,725           879
                                                       ---------------- --------------  ---------------- -------------
      Comprehensive income.......................              $ 6,455         $ 4,212          $ 18,009       $ 5,266
                                                       ================ ==============  ================ =============


4.     Business segments

         The Company operates in one industry segment, retained executive recruitment, on a global basis. Management views the operations by line of business, executive recruitment and Futurestep, and geography. For purposes of the geographic information below, Mexico's operating results are included in Latin America. In January 1998, the Company formed Futurestep, a 93 percent owned subsidiary, to provide Internet-based retained recruitment services for middle-management positions.

         A summary of the Company's operations by business segment follows:

                                                  Three months ended January 31,    Nine months ended January 31,
                                                  ------------------------------    -----------------------------
                                                       2000            1999              2000            1999
                                                  -------------   --------------    -------------   -------------
Revenues:
 Executive recruitment:
   North America.........................             $  65,765        $  45,782        $ 187,127       $ 137,331
   Europe................................                27,587           25,400           78,499          75,914
   Asia/Pacific..........................                11,772            9,291           35,638          25,933
   Latin America.........................                 7,387            6,436           22,057          22,905
 Futurestep:
   United States.........................                 5,683            1,557           14,090           2,304
   International.........................                 3,881                -            5,767               -
                                                  -------------   --------------    -------------   -------------
  Total revenues.........................             $ 122,075         $ 88,466        $ 343,178       $ 264,387
                                                  =============   ==============    =============   =============

                                                  Three months ended January 31,    Nine months ended January 31,
                                                  ------------------------------    -----------------------------
                                                      2000            1999              2000            1999
                                                  -------------   --------------    -------------   -------------
Operating Profit:
 Executive recruitment:
   North America........................               $ 12,940         $  9,205         $ 35,022       $  15,628
   Europe...............................                  3,138              557            9,225           2,341
   Asia/Pacific.........................                  1,303            1,389            3,739           2,111
   Latin America........................                  1,933            2,488            5,535           6,519
 Futurestep:
  United States.........................                 (2,978)          (3,411)         (11,274)        (10,473)
  International.........................                 (1,939)               -           (6,088)              -
                                                  -------------   --------------    -------------   -------------
 Total operating profit                                $ 14,397         $ 10,228         $ 36,159       $  16,126
                                                  =============   ==============    =============   =============

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)
                                  (unaudited)

                                                   -----------------  ------------------
                                                          As of             As of
                                                   January 31, 2000     April 30, 1999
                                                   -----------------  -----------------
Identifiable assets (1):
     Executive recruitment:
           North America.....................             $  239,626      $  208,627
           Europe............................                 87,339          54,910
           Asia/Pacific......................                 28,128          20,209
           Latin America.....................                 21,162          17,104
      Futurestep                                              27,004           3,274
                                                   -----------------  --------------
Total identifiable assets....................             $  403,259      $  304,124
                                                   =================  ==============


(1) Corporate identifiable assets of $120,962 and $144,771 as of January 31, 2000 and April 30, 1999, respectively, are included in North America.

5.     Acquisitions

      During the nine months ended January 31, 2000, the Company completed the acquisition of four executive recruitment firms in North America, one in Europe and one in Asia/Pacific. The aggregate purchase price of these acquisitions was $76.6 million. In addition, Futurestep completed the acquisition of the Executive Search and Selection business of PA Consulting Group with operations in Europe and Asia/Pacific in January 2000 for $17.3 million payable in cash and $1.9 million payable as deferred compensation over a three year period.

      These acquisitions resulted in $72.8 million of intangible assets, primarily goodwill. The operating results of these entities, including executive recruitment and Futurestep revenues of $4.7 million and $1.5 million, respectively, have been included in the consolidated financial statements from their acquisition dates.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
Overview

      Korn/Ferry International is the world's largest executive recruitment firm and has the broadest global presence in the industry with 440 consultants based in over 70 offices across 40 countries. The Company's clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations.

      In May 1998, the Company introduced its Internet-based service, Futurestep. Futurestep combines the Company's search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. Futurestep's operating losses approximated $17.4 million, $12.6 million and $0.8 million for the nine months ended January 31, 2000 and the fiscal years ended April 30, 1999 and 1998, respectively, and are primarily related to compensation expense, start-up costs and advertising expense to promote and expand the business roll-out. The Company believes Futurestep may generate net operating profits in fiscal 2001.

      In March 1999, the Company completed its United States roll-out of Futurestep by expanding into the Midwest and Southwest regions. Futurestep launched its international roll-out in the United Kingdom (U.K.) and Canada in the current year first fiscal quarter, in ten additional European countries, New Zealand and Australia in the current year second fiscal quarter and in Japan, Hong Kong and Singapore in the current fiscal quarter. The Company plans to complete the integration of the acquired Executive Search and Selection business of PA Consulting Group (ESS business of PA) in the fourth quarter of fiscal 2000 and may expand in other selected foreign markets in fiscal 2001. As of January 31, 2000, approximately 549,000 candidates worldwide had completed a detailed on-line profile.

      On February 17, 1999, the Company completed the public offering of 11.8 million shares of its common stock at $14.00 per share, approximately 10.0 million of which were sold by the Company, with the balance sold by selling shareholders of the Company. Net proceeds received by the Company from the offering were approximately $124.3 million.

      As the world's largest global executive recruitment firm, the Company believes it has the resources to play a leading role in consolidating the highly-fragmented search industry. The Company frequently evaluates opportunities to expand its business through acquisitions, and from time to time, the Company engages in discussions with potential targets. The Company views strategic acquisitions as a key component of its long term growth strategy and intends to pursue future acquisition opportunities.

      In the first quarter of fiscal 2000, the Company completed the acquisition of the Australian business of Amrop International. In the second fiscal quarter, the Company completed two North American acquisitions: Levy-Kerson, a leading search firm specializing in the retail/fashion industry, and Pearson, Caldwell and Farnsworth, a leading search firm focused on senior-level assignments for the financial services industry. In December 1999, the Company completed two additional acquisitions in North America: Helstrom Turner & Associates, specializing in retail and e-commerce clients, and Crist Partners, specializing in senior executive recruitment assignments for Fortune 500 companies. In January 2000, the Company completed the acquisition of the ESS business of PA, a leading management, systems and technology consulting firm based in London primarily to provide a European and Asia/Pacific footprint for Futurestep's international expansion and Hoffman Herbold & Partner, a leading German firm based in Frankfurt specializing in high end executive recruitment, management audits and board consultancy.

Results of Operations

         The following table summarizes the results of the Company's operations for the three months and nine months ended January 31, 2000 and 1999 as a percentage of revenues.

                                                    Three months ended January 31,        Nine months ended January 31,
                                                ------------------------------------- -----------------------------------
                                                                          Proforma                            Proforma
                                                  2000        1999        1999 (1)      2000        1999      1999 (1)
                                                ---------   ----------  ------------- ----------  ----------  ----------
 Revenues, net..........................         100%        100%        100%          100%        100%        100%
 Compensation and benefits..............          59          58           61           60          63          61
 General and administrative expenses....          29          30           30           30          30          30
 Operating profit.......................          12          12           10           11           6           9
 Net income.............................           7           6            5            6           2           4
-----------

(1) The proforma results for the three months and nine months ended January 31, 1999 exclude the non-recurring charges of $8.4 million, consisting of severance and benefit costs of $7.9 million and office rationalization costs of $0.5 million. The proforma three months results also excludes a $10.2 million credit to income to reduce accrued bonus expense at October 31, 1998 resulting from implementation of the Company's revised compensation program effective May 1, 1998 upon completion of the initial public offering in February 1999.

         The Company experienced strong growth in executive recruitment revenues in all four geographic regions for the three months ended January 31, 2000. For the nine months ended January 31, 2000, the Company experienced growth in all geographic regions, except for Latin America, due primarily to the devaluation of the Brazilian Real in fiscal 1999. The Company includes executive recruitment revenues generated from its Mexican operations with its operations in Latin America.


                                  Three Months Ended January 31,                     Nine Months Ended January 31,
                              -------------------------------------------   ------------------------------------------------
                                    2000                    1999                       2000                    1999
                              -----------------  ------------------------   ----------------------- ------------------------
                                Dollars    %        Dollars         %          Dollars        %        Dollars         %
                              -------- --------  ------------- ----------   ------------ ---------- ------------  ----------
Executive Recruitment:
   North America............   $65,765    54%     $45,782        52%           $187,127     55%         $137,331      52%
   Europe...................    27,587    23       25,400        29              78,499     23            75,914      29
   Asia/Pacific.............    11,772    10        9,291        10              35,638     10            25,933      10
   Latin America............     7,387     6        6,436         7              22,057      6            22,905       9
Futurestep:
   United States............     5,683     5        1,557         2              14,090      4             2,304       1
   International............     3,881     3          -           -               5,767      2               -         -
                              -------- --------  ------------- ----------   ------------ ---------- ------------  ----------
     Revenues...............  $122,075   100%     $88,466       100%           $343,178    100%         $264,387     100%
                              ======== ========  ============= ==========   ============ ========== ============  ==========


In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

     Revenues

         Revenues increased $33.6 million, or 38%, to $122.1 million for the three months ended January 31, 2000 from $88.5 million for the three months ended January 31, 1999. The increase in revenues was primarily the result of a 20% increase in the number of executive recruitment engagements, supported by an 8% and 12% increase in the average number of consultants and average engagements per consultant, respectively, and a 7% increase in the average fee per executive recruitment engagement, and revenues from Futurestep in the current three month period.

         In North America, revenues increased $20 million, or 44%, to $65.8 million for the three months ended January 31, 2000 from $45.8 million for the comparable period in the prior year. In Asia/Pacific, revenues increased $2.5 million, or 27%, to $11.8 million for the three months ended January 31, 2000 from $9.3 million for the three months ended January 31, 1999. Revenue growth in North America and Asia/Pacific was attributable mainly to an increase in the number of engagements. In North America, this revenue growth was also driven by an increase in the average fee per engagement of 15%, while Asia/Pacific realized an increase in consultant productivity of over 31%. Revenues in Europe increased $2.2 million, or 8.6%, to $27.6 million for the three months ended January 31, 2000 from $25.4 million for the comparable period in the prior year. Excluding the negative effects of foreign currency translation into the U.S. dollar and the acquisition in Germany in the current fiscal quarter, revenue increased approximately 13% on a constant dollar basis.

The increase in revenues in Latin America of $1.0 million, or 15%, to $7.4 million for the three months ended January 31, 2000 from $6.4 million for the comparable three month period in fiscal 1999 is attributable to strong performance in Mexico and Brazil as these economies continue to strengthen.

         Futurestep revenues of $9.6 million for the three months ended January 31, 2000 are primarily attributable to an increase in the number of engagements opened during the current fiscal quarter and reflect completion of the roll-out of the United States operations at the end of prior fiscal year and the international roll-out beginning in the current year first fiscal quarter, primarily the U.K., Canada, and Australia. Revenues also include $1.5 million related to the acquisition of the ESS business of PA in January 2000.

     Compensation and Benefits

         Compensation and benefits expense increased $21.0 million, or 41% to $72.3 million for the three months ended January 31, 2000 from $51.3 million for the comparable period ended January 31, 1999 due primarily to an increase in the number of consultants and an increase in Futurestep expenses of $4.1 million. On a proforma basis, compensation and benefits expense for the three months ended January 31, 1999 excludes a $10.2 million reduction in bonus expense under the revised compensation program and $7.9 million of one time non-recurring charges. Excluding the increase in Futurestep expenses, the $14.6 million, or 28%, increase for the three months ended January 31, 2000, versus the proforma three months ended January 31, 1999, reflects an 8% increase in both the average number of consultants and the average number of employees for the three months ended January 31, 2000 over the comparable period in 1999. On a comparable basis, excluding Futurestep and reflecting the prior year three month period on a proforma basis, compensation and benefits expense as a percentage of revenues decreased slightly to 59% in the most recent three month period from 60% in the proforma three months ended January 31, 1999.

     General and Administrative Expenses

         General and administrative expenses consist of occupancy expense associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $8.4 million, or 31%, to $35.3 million for the three months ended January 31, 2000 from $26.9 million for the comparable period ended January 31, 1999. This increase was attributable largely to an increase in Futurestep expenses of $5.4 million, primarily related to advertising and business development in the current three month period. As a percentage of revenues, general and administrative expenses, excluding Futurestep related expenses and one time non-recurring items of $0.5 million related to office rationalization in the prior year three month period, declined to 24% for the three months ended January 31, 2000 from 27% for the same period in 1999. The decrease primarily reflects the higher percentage increase in revenues and the elimination of excess costs in the current three month period resulting from the office rationalization in late fiscal 1999.

     Operating Profit

         Operating profit increased $4.2 million in the three months ended January 31, 2000, to $14.4 million, from $10.2 million in the prior year three month period. On a comparable basis, excluding the Futurestep loss of $4.9 million, the $10.2 million credit to reduce bonus expense accrued during the first six months of the current fiscal year and non-recurring charges of $8.4 million, operating profit for the three months ended January 31, 2000 increased $7.4 million, or 62% to $19.3 million compared to the three months ended January 31, 1999. Operating profit, on a comparable basis, as a percentage of revenues was 17% and 14% for the three months ended January 31, 2000 and 1999, respectively. For the current three month period, operating margins, on this same basis, increased in all regions except in Asia/Pacific compared to the prior year three month period due primarily to increased revenues in North America and a decline in general and administrative expense as a percentage of revenues throughout the regions.

         The percentage of the Company's operating profit for executive recruitment contributed by North America increased to 67% for the current three month period from 60% for the proforma three months ended January 31, 1999, driven primarily by both an increase in volume and average fees. The percentage of the Company's operating profit contributed by Europe and Asia/Pacific decreased to approximately 16% and 7%, respectively, in the three months ended January 31, 2000 from 18% and 9%, respectively, in the proforma three months ended January 31, 1999, primarily due to the higher percentage increases in North America revenues and operating profit, respectively. The Latin America region contribution decreased to 10% for the three months ended January 31, 2000 from 13% on a proforma basis for the comparable prior year period, mainly due to the cost savings realized in the other regions related to non-recurring compensation and other office rationalization costs incurred in late 1999.

     Interest and Other Income (Expense)

      Interest and other income (expense) includes interest income of $2.0 million and $0.7 million and interest expense of $1.4 million and $1.3 million for the three months ended January 31, 2000 and 1999, respectively. The increase in interest income of $1.3 million is due primarily to interest income from the investment of proceeds received in the initial public offering, while interest expense reflects the relatively comparable average debt balances outstanding in each of these periods.

     Provision for Income Taxes

      The provision for income taxes increased $2.4 million to $6.4 million for the three months ended January 31, 2000 from $4.0 million for the comparable period ended January 31, 1999. The effective tax rate was 42% for the current year three month period as compared to 41% for the prior year three month period.

     Non-controlling Shareholders' Interests

      Non-controlling shareholders' interests are comprised of the non-controlling shareholders' majority interests in the Company's Mexico subsidiaries. Non-controlling shareholders' interests increased slightly to $0.7 million in the current three month period from $0.6 million in the comparable prior year period.

Nine Months Ended January 31, 2000 Compared to Nine Months Ended January 31,
1999

     Revenues

      Revenues increased $78.8 million, or 30%, to $343.2 million for the nine months ended January 31, 2000 from $264.4 million for the nine months ended January 31, 1999. The increase in revenues was primarily the result of a 14% increase in the number of executive recruitment engagements, supported by a 9% increase in the average number of consultants, and increases in both the average fee per executive recruitment engagement and per average consultant.

      In North America, revenues increased $49.8 million, or 36%, to $187.1 million for the nine months ended January 31, 2000 from $137.3 million for the comparable period in the prior year. In Asia/Pacific, revenues increased $9.7 million, or 37%, to $35.6 million for the nine months ended January 31, 2000 from $25.9 million for the nine months ended January 31, 1999. Revenue growth in North America and Asia/Pacific was attributable mainly to an increase in the average number of engagements and the average number of consultants. In North America this revenue growth was also driven by an increase in the average fee per engagement over the year ago nine month period. Revenues in Europe increased $2.6 million to $78.5 million for the nine months ended January 31, 2000 from $75.9 million for the same period in 1999. Excluding the negative effects of foreign currency translation into the U.S. dollar, and the acquisition in Germany in January 2000, revenue increased approximately 11% on a constant dollar basis. The decline in revenues in Latin America of $0.8 million, or 4%, to $22.1 million for the nine months ended January 31, 2000 from $22.9 million for the comparable nine month period in fiscal 1999 is attributable to continued economic uncertainty in that region during the first six months of the current year. Revenues showed improvement in the current quarter and the Company believes the continued uncertainty in other Latin American countries will not have a significant impact on revenues in the fourth quarter of fiscal 2000.

      Futurestep revenues of $19.9 million for the nine months ended January 31, 2000, are primarily attributable to an increase in the number of engagements in the current nine month period and reflect completion of the roll-out of the North American operations at the end of prior fiscal year and the international roll-out beginning in the current year first fiscal quarter, primarily the U.K., Canada and Australia. Revenues also include $1.5 million related to the acquisition of the ESS business of PA in January 2000.

     Compensation and Benefits

      Compensation and benefits expense increased $38.1 million, or 23%, to $205.8 million for the nine months ended January 31, 2000 from $167.7 million for the same period in 1999 due primarily to an increase in the number of employees, and the non-recurring charge to earnings of $7.9 million. The $37.1 million increase for the nine months ended January 31, 2000, excluding the increase in Futurestep expenses of $8.9 million, versus the proforma nine months ended January 31, 1999, reflects a 9% increase in the average number of consultants and an 8% increase in the average number of employees for the nine months ended January 31, 2000 over the comparable period in 1999. On a comparable basis, excluding Futurestep and reflecting the prior year nine month period on a proforma basis, compensation and benefits expense as a percentage of revenues remained relatively flat in the most recent nine month period compared to the proforma nine months ended January 31, 1999.

     General and Administrative Expenses

      General and administrative expenses consist of occupancy expenses associated with the Company's leased premises, investments in information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $20.7 million, or 26%, to $101.2 million for the nine months ended

January 31, 2000 from $80.6 million for the same period in 1999. This increase was attributable largely to an increase in Futurestep expenses of $15.5 million, primarily related to advertising and business development in the current nine month period. As a percentage of revenues, general and administrative expenses, excluding Futurestep related expenses and one-time non-recurring items of $0.5 million, declined to 24% for the nine months ended January 31, 2000 from 27% for the comparable period in 1999. The decrease primarily reflects the higher percentage increase in revenues and the elimination of excess costs in the current nine month period resulting from office rationalization in late fiscal 1999.

     Operating Profit

      Operating profit increased $20.0 million in the nine months ended January 31, 2000, to $36.2 million, or 11% of revenues from $16.1 million, or 6% of revenues in the prior year nine month period. On a comparable basis, excluding the Futurestep loss of $17.4 million and the one-time non-recurring items of $8.4 million in the nine months ended January 31, 1999, operating profit for the nine months ended January 31, 2000 increased $18.5 million, or 53% to $53.5 million compared to the nine months ended January 31, 1999. Operating profit, on a comparable basis, as a percentage of revenues was 17% for the nine months ended January 31, 2000 and 13% for the same period in 1999. For the current nine month period, operating margins, on this same basis, increased in all regions except in Latin America compared to the prior year nine month period due primarily to the increase in revenues in North America and decline in general and administrative expense as a percentage of revenues in North America and Europe.

      The percentage of the Company's operating profit, excluding Futurestep and one time non-recurring items in the prior year nine month period (comparable basis), contributed by North America increased to 65% for the current nine month period from 57% for the proforma nine months ended January 31, 1999, driven primarily by the increase in revenues. The Latin American region contribution decreased to 10% for the nine months ended January 31, 2000 from 19% on a proforma basis for the comparable prior year period mainly due to the percentage decline in revenues commencing in the third quarter of fiscal 1999 while operating costs remained relatively constant. The percentage of the Company's operating profit contributed by the European and Asia/Pacific regions remained unchanged at 17% and 7%, respectively, in the nine months ended January 31, 2000 and 1999.

     Interest and Other Income (Expense)

      Interest and other income (expense) includes interest income of $4.8 million and $2.0 million and interest expense of $3.0 million and $3.9 million for the nine months ended January 31, 2000 and 1999, respectively. The increase in interest income of $2.8 million is due primarily to interest income from the investment of proceeds received in the initial public offering. The decrease in interest expense reflects the payoff of outstanding bank debt in the prior year fourth quarter upon completion of the IPO.

     Provision for Income Taxes

      The provision for income taxes increased $10.1 million to $16.2 million for the nine months ended January 31, 2000 from $6.1 million for the comparable period ended January 31, 1999. The effective tax rate was 42% for both the current and prior year nine month periods.

     Non-controlling Shareholders' Interests

      Non-controlling shareholders' interests are comprised of the non-controlling shareholders' majority interests in the Company's Mexico subsidiaries. Non-controlling shareholders' interests remained relatively flat in the current nine month period at $2.0 million compared to $1.9 million in the comparable prior year period and reflects the relatively constant net income generated by the Mexico subsidiaries during both of these periods.

 Liquidity and Capital Resources

      The Company maintained cash and cash equivalents of $110.9 million as of January 31, 2000. During the nine months ended January 31, 2000, cash generated by operating activities was $33.6 million compared to $13.7 million for the same period in 1999. Included in the operating cash flows for the nine months ended January 31, 2000 and 1999, was approximately $0.9 million of cash used in each of these periods for non-recurring items consisting of severance and benefit payments related to staff downsizing, modification to existing stock repurchase agreements and office rationalization.

      Capital expenditures totaled $14.1 million for the nine months ended January 31, 2000 and $6.2 million for the same period in 1999. These expenditures consisted primarily of systems development costs, upgrades to information systems and leasehold improvements. The $7.9 million increase in capital expenditures in the nine months ended January 31, 2000 compared to the prior year nine month period, primarily relates to installation of a new financial system. The new financial system has an expected installation cost of approximately $13.0 million over fiscal 2000 and 2001. For the nine months ended January 31, 2000, expenditures for the new financial system were approximately $6.7 million of which $6.2 million have been capitalized.

      Included in cash flows from investing activities are premiums paid on corporate-owned life insurance ("COLI") contracts. The Company purchases COLI contracts to provide a funding vehicle for anticipated payments due under its deferred executive compensation programs. Premiums on these COLI contracts were $8.6 million for the nine months ended January 31, 2000 and $12.6 million for the same period in 1999. Generally, the Company borrows against the available cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes. The decrease in premium payments is attributable to the timing of payments. Marketable securities of $22.0 million matured in the nine months ended January 31, 2000 and were not renewed.

      During the nine months ending January 31, 2000, the Company completed six acquisitions of executive recruitment businesses: one in Asia/Pacific, one in Europe and four in North America. And Futurestep completed one acquisition with operations in Europe and Asia/Pacific. These acquisitions resulted in cash outflows of $35.6 million. In the prior year nine months, the Company purchased two executive recruitment firms in the first fiscal quarter, one in France and one in Switzerland, for $9.6 million. The acquisitions resulted in a net cash outflow of $1.3 million, comprised of an initial $2.5 million cash payment offset by $1.2 million of cash acquired.

      Cash provided by financing activities was approximately $2.1 million during the nine months ended January 31, 2000 and $1.2 million for the same period in 1999, which included borrowings under COLI contracts of $1.0 million in the nine months ended January 31, 2000 and $3.5 million for the same period in 1999. Proceeds from sales of common stock of the Company to newly hired and promoted consultants and payments on the related promissory notes were $2.6 million in each of the nine months periods. Additionally, the Company paid $0.7 million related to repurchases of common stock of the Company under the amended and restated stock repurchase agreements in the nine months ended January 31, 2000. In the same period in 1999, the Company paid $6.1 million to repurchase common stock at book value under the pre-IPO stock repurchase agreements.

      Total outstanding borrowings under life insurance policies were $43.7 million at January 31, 2000 and $41.2 million at January 31, 1999. These borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

      The Company believes that cash on hand, funds from operations and available borrowings under its credit facilities will be sufficient to meet its anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Recent Events

      On March 7, 2000, the Board of Directors approved the issuance of a Futurestep tracking stock. The proceeds from this offering will be used to expand the range of services provided by Futurestep in recruitment and the internet. The Company is currently finalizing the size and timing of this offering. The underwriters for this offering have not been selected.

Year 2000 Compliance

      The Year 2000 issue is the result of computer programs being written to use two digits to define year dates. Computer programs running date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This defect could result in systems failure or miscalculations causing disruptions of operations.

      The Company utilizes information technology to facilitate (i) its internal search processes and inter-office communications, (ii) communications with candidates and clients and (iii) its financial management systems and other support systems. All company systems are year 2000 compliant and all third party services have been provided without interruption since January 1, 2000.

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

Forward-looking Statements

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward looking statements that are based on the current beliefs and expectations of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. These statements include those regarding general economic and executive recruitment industry trends. Because these statements involve risks and uncertainties, actual actions and strategies and the timing and expected results thereof may differ materially from those expressed or implied by the forward-looking statements, and the Company's future results, performance or achievements could differ materially from those expressed in, or implied by, any forward-looking statements. Future events and actual results could differ materially from those set forth in or underlying the forward-looking statements.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted. These potential risks and uncertainties include, but are not limited to, dependence on attracting and retaining qualified executive recruitment consultants, portability of client relationships, risks associated with global operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, risks related to the development and growth of Futurestep, reliance on information processing systems and the resolution of Year 2000 issues, and employment liability risk. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are referenced in the Company's fiscal year 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on July 28, 1999 and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

     Interest Rate Risk

      The Company primarily manages its exposure to fluctuations in interest rates through its regular financing activities that generally are short term and provide for variable market rates. The Company has no outstanding balance on either its term loan or its revolving line of credit. As of January 31, 2000, the Company had outstanding borrowings of $43.7 million against the cash surrender value of COLI contracts bearing interest at various variable rates payable at least annually and $0.6 million of long-term notes payable to former shareholders payable through fiscal 2004 at variable market rates. The Company has investments of approximately $8.1 million in interest bearing securities at market rates with original maturities ranging from May 2000 to October 2001.

      The Company has not experienced a material change in its primary market risk exposures or how those exposures are managed compared to what was in effect in fiscal 1999.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

    (a)  Sales of Equity Securities

            The Company issued 675,276 shares of common stock from May 1, 1999 to January 31, 2000 in connection with the acquisitions of businesses for consideration, with an aggregate value of $16.0 million. These sales were issued pursuant to Regulation D to accredited investors in the United States or Regulation S to investors outside the United States.

    (b)  Use of Proceeds

            From May 1, 1999 until January 31, 2000, approximately $56.6 million of the net proceeds to the Company from the Company's February 1999 initial public offering was used primarily for Futurestep working capital and the acquisition of the ESS business of PA for $15.2 million; six executive recruitment acquisitions aggregating $20.4 million; and expenditures of $6.7 million relating to installation of a new financial system of which $6.2 million have been capitalized.

Item 5.  Other Information

            On March 7, 2000, the Board of Directors approved the issuance of a Futurestep tracking stock. The proceeds from this offering will be used to expand the range of services provided by Futurestep in recruitment and the internet. The Company is currently finalizing the size and timing of this offering. The underwriters for this offering have not been selected. This disclosure does not constitute an offering of these securities for sale.

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits

         Exhibit
         Number                      Description of Exhibit
         -------                     ----------------------

         27.1  Financial Data Schedule for the nine months ended January 31,
               2000

    (b)  Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KORN/FERRY INTERNATIONAL

Date:  March 15, 2000                    By:   /s/ Elizabeth S.C.S. Murray
                                               ---------------------------

                                               Elizabeth S.C.S. Murray
                                               Chief Financial Officer and
                                               Executive Vice President

                                  EXHIBIT INDEX

Exhibit
Number                      Description of Exhibit
                            ----------------------

27.1        Financial Data Schedule for the nine months ended January 31, 2000
---------