Form 10-K
period 2000-04-30
KORN FERRY INTERNATIONAL
filed 2000-07-31
CIK 56679

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended April 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 001-14505

                               ----------------
                           KORN/FERRY INTERNATIONAL
            (Exact Name of Registrant as Specified in its Charter)

              Delaware                    95-2623879
   (State or Other Jurisdiction of     (I.R.S. Employer
   Incorporation or Organization)   Identification Number)

        1800 Century Park East, Suite 900 Los Angeles, California 90067
              (Address of principal executive offices) (Zip code)

                                (310) 556-8521
             (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------
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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares outstanding of our common stock as of July 28, 2000 was 37,553,418 shares. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on July 28, 2000 (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,147,829,985, based upon the closing market price of $33.88 on that date of a share of common stock as reported on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders scheduled to be held on September 26, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            KORN/FERRY INTERNATIONAL
  Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2000

                                                                           Page
                                                                           ----
                                 PART I.

Item 1.Business..........................................................    3

Item 2.Properties........................................................   11

Item 3.Legal Proceedings.................................................   11

Item 4.Submission of Matters to a Vote of Security Holders...............   11

Executive Officers.......................................................   11

                                PART II.

Item 5.Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................   13

Item 6.Selected Financial Data...........................................   14

Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   15

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.......   23

Item 8.Financial Statements and Supplementary Data.......................   24

Item 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................   24

                                PART III.

Item 10.Directors and Executive Officers of the Registrant...............   25

Item 11.Executive Compensation...........................................   25

Item 12.Security Ownership of Certain Beneficial Owners and Management...   25

Item 13.Certain Relationships and Related Transactions...................   25

                                PART IV.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-
 K.......................................................................   26

  (a)1. Index to Financial Statements
     2. Financial Statement Schedules
     3. Exhibits
  (b)Reports on Form 8-K.................................................   28

   Signatures............................................................   29

   Financial Statements and Financial Statement Schedules................  F-1

                                    PART I.

Item 1. Business

General

   Korn/Ferry International, or KFY, is the world's leading and largest executive recruitment firm with the broadest global presence in the executive recruitment industry. We provide executive recruitment services exclusively on a retained basis and serve the global recruitment needs of our clients from middle to executive management. We opened our first office in Los Angeles in 1969, and today we have over 2,200 employees, including 498 executive recruitment and 97 Futurestep consultants, based in 77 cities across 41 countries. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2000 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years. Almost half of the executive recruitment assignments we performed in fiscal 2000 were for board level, chief executive and other senior executive positions.

   In anticipation of the fundamental transformation of the marketplace, the combined impact of advanced technology and the Internet and in response to clients' demand for middle-management recruitment services, we introduced Futurestep in May 1998. Futurestep combines our search expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate the recruitment of candidates for middle-management positions. In March 1999, we completed our roll-out of Futurestep in the United States with the addition of the Midwest and Southwest regions to Futurestep's East and West Coast operations. We launched Futurestep's international roll-out in the United Kingdom and Canada in the first quarter of fiscal 2000; in ten additional European countries, New Zealand and Australia in the second fiscal quarter; and in Japan, Hong Kong and Singapore in the third fiscal quarter. In the fourth fiscal quarter, we completed the integration of the executive search and selection business of PA Consulting Group (ESS business of PA) acquired in January 2000 with 17 offices in Europe and Asia/Pacific. Through April 2000, more than 666,000 candidates worldwide have completed a detailed on-line profile with Futurestep.

Executive Recruitment Industry

   The executive recruitment industry is separated into two distinct markets: retained recruitment firms and contingency search firms.

   Retained recruitment firms, like KFY, generally concentrate on searches for positions with annual compensation of $150,000 or more. The large global retained recruitment firms have the capability to provide their clients with local and international knowledge of the managerial market within their client's industry, as well as a sophisticated network of relevant industry contacts. Retained recruitment firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled and bill for their services in three installments, irrespective of whether a position has been filled.

   Contingency search firms generally concentrate on searches for positions with annual compensation of $150,000 or less. These firms are most commonly hired to fill middle and lower management positions of small to medium-sized companies. Unlike retained recruitment firms, contingency search firms are compensated only when a position is filled. Accordingly, revenue generated by a contingency search firm typically is more volatile than revenue generated by a retained recruitment firm. For this reason, contingency search firms often cannot invest as many resources as retained recruitment firms in a search assignment. Contingency search firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled.

Industry Trends

   We believe that a number of favorable trends will contribute to the growth of the executive recruitment industry.

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

   Demand for Managers with Broader Qualifications--Our recent global study, "Developing Leadership for the 21st Century", indicates that companies are seeking broader qualifications for executive positions. In many instances, these candidates cannot be found within a client's organization despite training, rotation programs and succession planning. We expect that the executive recruitment business will continue to grow as companies increasingly turn to executive recruitment firms to identify qualified executives.

   Increasing Outsourcing of Recruitment Functions--Recent economic factors are requiring companies to focus on core competencies and to outsource recruitment functions to providers, such as KFY, who can efficiently provide high quality recruitment services. Moreover, the trend towards globalization and the current shortage of qualified management-level candidates have made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

  . Access a diverse and highly qualified field of candidates on an as-needed basis

  . Reduce the costs required to maintain and train a recruiting department in a rapidly changing industry

  . Benefit from the most updated information on the industry and specific geographic markets

  .  Access leading search technology software

  .  Maintain management focus on strategic business issues

   Use of Advanced Technology--Global systems and the ability to create comprehensive worldwide databases are fundamentally changing the search process and moving the emphasis of the recruitment business from candidate identification to candidate assessment and placement. In addition, the Internet is creating efficient ways to identify and recruit from the broad middle-management market, with Internet technology expected to have applicability to executive recruitment in the near future. At the same time, new barriers to entry into the executive recruitment industry are being created as these investments in information technology become critical to serve clients' needs globally.

Growth Strategy

   Our objective is to expand our leadership position as a preferred global executive recruitment firm by providing clients with end-to-end human capital management solutions. The principal elements of our strategy include:

 Leverage Leadership in Executive Recruitment

   Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients. We also believe that there are significant opportunities to develop new clients by aggressively marketing our proven global recruitment expertise. Through our ten specialty practice groups and broad global presence, we maintain an in-depth understanding of the market conditions and strategic and management issues facing clients. Annually, our regions, offices, individual consultants and specialty practice groups identify existing and prospective clients with substantial needs for executive search services. We assemble teams of search consultants based on geographic, industry and functional expertise to focus on these clients.

   By leveraging our knowledge of the growing pool of local talent in each of the regions in which we operate, we are able to identify and place qualified candidates capable of operating effectively in the local culture. In addition, with the geographic expansion of Futurestep, we are leveraging our global network and search capabilities to meet the middle-management recruitment needs of existing and potential clients.

 Expand into the Middle-Management Market

   In response to the growing client demand for middle-management recruitment, we expanded our services to address this market. With our strong executive client relationships, we are well positioned to meet clients' middle-management recruitment needs effectively and efficiently through Futurestep, our middle-management recruitment company. We maintain one of the largest, most diverse and technologically innovative global databases of highly qualified candidates across all levels of management, geography, industry and functional expertise. By moving aggressively into this segment of the market, we have strengthened our relationships with our existing clients, developed new clients and are positioned to gain a competitive advantage in marketing complementary services.

 Add New Complementary Services

   We continue to add new complementary services in response to specific client needs.

  . Our global management assessment practice is growing rapidly in Europe and we intend to expand this service to cover North America and Latin America in fiscal 2001.

  . In June 2000, we agreed to make a strategic investment in Webhire, Inc. (NasdaqNM:HIRE) the leading business services provider in the Internet recruiting market place. This strategic investment was undertaken in recognition of the increasing importance to clients of the corporate human resource application service provider and allows us to enhance and expand our Internet-based services.

  . In July 2000, we completed the acquisition of JobDirect, a leading online college recruitment company exclusively serving client requirements for college graduates and entry-level professionals. This acquisition will provide us not only the opportunity to develop relationships lasting throughout a candidate's career, from their first job through Chief Executive Officer, but also to serve our clients' needs in this important market.

 Pursue Strategic Acquisitions

   In fiscal 2000, we completed a total of ten acquisitions. In executive recruitment, we completed four acquisitions in the United States, three in Canada, one in Germany and one in Australia. We also rapidly expanded the international footprint of Futurestep through the acquisition of the ESS business of PA, with offices in 17 countries in Europe and Asia/Pacific. In fiscal 1999, we completed the acquisition of two European executive recruitment firms with operations in France and Switzerland. We view strategic acquisitions as a key component of our long-term growth strategy and intend to pursue future strategic acquisition opportunities.

 Reinforce Technological Focus

   As the executive recruitment industry continues to grow and as more clients seek the assistance of recruitment companies to fill middle-management positions, an advanced technology infrastructure has become a critical element of the recruitment business. To increase the speed and quality of our service to clients and candidates around the world, we have invested more than $43 million over the past three fiscal years to develop a state-of-the-art technology infrastructure for our executive recruitment business, including a worldwide network and Searcher, our proprietary executive recruitment software, and our proprietary assessment software for Futurestep. Our worldwide executive recruitment databases contain the profiles of over 1,500,000 executives and over 400,000 companies, and our Futurestep database contains over 666,000 registered candidates, allowing consultants to access a wide range of potential candidates globally. Our systems represent a strong competitive advantage, allowing our consultants to quickly obtain information and communicate effectively with each other.

Services

   We address the global recruitment needs of our clients at all levels of management. We offer the following three primary services exclusively on a retained basis:

 Executive Recruitment

   Our executive recruitment services are typically used to fill executive-level positions, such as boards of directors, chief executive officers, chief financial officers and other senior executive officers. Once we are retained by a client to conduct an assignment, we assemble a team comprised of consultants with geographic, industry and functional expertise. Our search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 2000, we performed over 7,700 executive recruitment assignments.

   We use a search methodology that has been developed through many years of experience in conducting executive recruitment. We emphasize a close working relationship with the client and a comprehensive understanding of the client's business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client's organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future directions and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract high quality candidates.

   Once the position is defined, the research team identifies, through the use of our proprietary databases and a number of key technology-based information sources, companies that are in related industries facing similar challenges and issues with operating characteristics similar to those of the client. In addition, the team consults with its established network of sources to help identify individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences or in-person meetings. The client is then presented with up to five qualified candidates to interview. We conduct reference checks throughout the process, sometimes with the assistance of an independent third party.

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

   Every executive-level assignment that we perform is backed by a one-year guarantee. If the executive who has been recruited does not perform satisfactorily and ceases to be employed by the client within one year, we will repeat the assignment for no additional fee.

 Middle-Management Recruitment

   Our Futurestep subsidiary combines our extensive executive recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to recruit candidates for middle-management positions. Futurestep is fundamentally different from other Internet-based job placement services, which do not employ Futurestep's sophisticated filtering process or permit recruitment professionals to interact with candidates and clients.

   We recognize that the cost of lost productivity as a result of middle-management vacancies is significant. By pre-building an inventory of qualified candidates prior to receiving a client assignment and by keeping that inventory current through communication enabled by technology, we can quickly generate a select list of candidates, which should significantly reduce search cycle time.

   To register with Futurestep, candidates complete an on-line assessment profile that details their work history, management experience, preferred career path and management style. The assessment tools, which Futurestep has licensed on an exclusive basis, have been validated using a cross-section of senior managers over ten years and give reliable feedback on decision-making style, communication style, cultural preferences and career and personal motivation. Clients complete a similar profile to determine company culture and the type of manager who will succeed in the open position. We believe that cultural compatibility is critical to the successful placement of a candidate and that these proprietary tools may have applicability to other areas of executive recruitment. To encourage candidates to register with Futurestep, we provide career management feedback on a candidate's salary potential, leadership skills, the industries and functions for which the candidate is most qualified and the most compatible corporate culture. Futurestep offers additional support to candidates through editorial content appearing on the Web sites of CNBC, Excite@Home and Industry Standard.

   When we receive an assignment from a client, a preliminary list of candidates is selected from the Futurestep database and the most qualified are called by a Futurestep recruitment consultant for further evaluation. The consultant schedules a 45-minute to one-hour video interview with selected candidates. The consultant then identifies the top candidates and provides the client with excerpts of the video-taped interviews, a written report summarizing the candidates credentials, the results of the assessment profile, and other background information for comparison. The Futurestep consultant typically organizes the client/candidate interviews, and advises and consults throughout the negotiation process to structure the final offer package and position responsibilities.

   Confidentiality for both candidates and clients is paramount. When candidates register with Futurestep, they do not know who the Futurestep clients are or which positions are available. Companies do not have access to candidate information until a candidate gives explicit permission to release the information to the client when contacted by a Futurestep consultant.

   In June 1998, we entered into a three-year contract for an exclusive alliance with The Wall Street Journal, which provides Futurestep with reduced advertising rates, requires the purchase of a minimum amount of print and on-line advertising and permits the use of The Wall Street Journal name in connection with promotion of the Futurestep service. See "Notes to Consolidated Financial Statements, Note 13". The contract with The Wall Street Journal has an initial term through June 2001 with options for renewal and is the first of its kind in the executive recruitment industry. The Wall Street Journal is obligated under the contract to use reasonable commercial efforts to offer each employer which advertises positions in The Wall Street Journal the option of retaining Futurestep for services ranging from resume evaluation to complete management of the employer's recruitment process for the advertised positions. In addition, The Wall Street Journal must provide a direct link to Futurestep's website from The Wall Street Journal's careers website. The contract permits Futurestep to provide candidates registered with Futurestep access to career-management advice through direct links from Futurestep's website to The Wall Street Journal's website and obligates Futurestep to pay to The Wall Street Journal a minimal placement fee for each candidate placed by Futurestep that was referred by The Wall Street Journal. KFY, Futurestep and The Wall Street Journal have agreed not to promote competing services during the term of the contract.

 Advertised Recruitment Services

   Our advertised recruitment service uses print advertising in targeted publications to attract the most qualified candidates for management positions at all levels. Advertised recruitment is appropriate when clients seek numerous qualified candidates from a broad universe of industries. We introduced our advertised recruitment service in 1991, and currently offer this service in Europe, Asia/Pacific and Latin America. As Futurestep's database grows internationally, we expect the speed and efficiency of the Futurestep service to result in a decline in advertised recruitment services.

   At the beginning of each advertised recruitment engagement, teams comprised of consultants with specialized expertise in the appropriate industry and function gather information on the client's business, culture and the open position. The team creates the advertising campaign and advises the client on the most appropriate media for the campaign. Once the advertisement is finalized and published, the team reviews and screens all resumes received by the client and interviews qualified candidates. Based on these interviews and feedback from both the client and the candidates, the team produces a short list of top candidates for the client and prepares and assembles detailed profiles and evaluation reports on each candidate. Consultants will advise and consult with clients throughout the negotiation process and provide input on competitive salary packages. Finally, the consultants will conduct final reference checks and follow up with both the client and the candidate to ensure a smooth transition of the hired candidate into the client's organization.

Organization

   Our two reportable business segments, executive recruitment and Futurestep, are operated separately. Executive recruitment is managed on a geographic basis through four regions: North America, Europe, Asia/Pacific and Latin America (including Mexico). Our industry specialty practices cross these geographies to provide in-depth knowledge of these verticals on a global basis. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia/Pacific. All of our offices are staffed with consultants who possess an understanding of the local market, culture and management resources along with knowledge of the global issues facing clients.

   The following table provides information relating to each business segment with executive recruitment by region for fiscal 2000:

                                         Operating     Number of        Number of
                            Revenue    Profit (Loss) Offices as of  Consultants as of
                         (in millions) (in millions) April 30, 2000  April 30, 2000
                         ------------- ------------- -------------- -----------------
Executive Recruitment:
 North America..........    $271.3        $ 52.8           23              253
 Europe.................     112.0          13.0           27              150
 Asia/Pacific...........      48.6           5.2           14               61
 Latin America..........      30.5           7.7            9               34
Futurestep..............      38.3         (23.9)          31               97

   See "Notes to the Consolidated Financial Statements, Note 11" for business segment results for the past three fiscal years.

Executive Recruitment

   North America--We opened our first office in Los Angeles in 1969, and currently have 23 offices throughout the United States and Canada. We completed seven acquisitions in fiscal 2000: four in the United States and three in Canada. The North America region has grown from $103.6 million in revenue in fiscal 1996 to $271.3 million in fiscal 2000. We have been ranked first in worldwide revenue among Hunt-Scanlon's top executive recruitment firms based in North America through fiscal 1999 and believe we currently generate the highest revenue of any executive recruitment firm. In fiscal 2000, we handled over 3,100 assignments in this region, with an average of 217 consultants.

   Europe--We opened our first European office in London in 1972 and currently have 27 offices throughout 21 countries in the region. The region has grown from $67.5 million in revenue in fiscal 1996 to $112.0 million in fiscal 2000. We handled over 2,500 assignments in fiscal 2000 in this region, with an average of 130 consultants. In fiscal 2000 and 1999, we acquired businesses in Germany, France and Switzerland, enhancing our market position in these countries.

   Asia/Pacific--We opened our first Asia/Pacific office in Tokyo in 1973, and have built a 14-office network throughout ten countries in the region. In June 1999, we completed the acquisition of the Australian business of Amrop International. The region has grown from $28.2 million in revenue in fiscal 1996 to $48.6 million in fiscal 2000. We handled over 1,100 assignments in fiscal 2000 in this region, with an average of 56 consultants. The latest Economist Intelligence Unit report on Executive Search in Asia and Australia describes us as the leading executive search firm in the region.

   Latin America--We opened our first Latin American office in Brazil in 1974, expanded our practice to Mexico through the 1977 acquisition of a 49% interest in Hazzard & Associates, and currently conduct operations in Mexico through three subsidiaries in which we hold a controlling minority interest. As of April 30, 2000, we operated a network of nine offices in seven countries covering the entire region. The region has grown from $18.8 million in revenue in fiscal 1996 to $30.5 million in fiscal 2000. We handled over 1,000 assignments in fiscal 2000 in this region, with an average of 34 consultants. According to the Economist Intelligence Unit's latest report on Executive Search in the Americas, we dominate the executive search market in Latin America.

Futurestep

   We began operations in May 1998 in California and completed our United States rollout in late fiscal 1999. Our international rollout began with the United Kingdom and Canada in the first quarter of fiscal 2000. We opened offices in ten additional European countries, New Zealand and Australia in the second fiscal quarter and in Japan, Hong Kong and Singapore in the third fiscal quarter. In January 2000, we substantially completed our international rollout with the acquisition of the ESS business of PA with 17 offices in Europe and Asia/Pacific. Currently, we are expanding our Canadian operations to complement the acquisition of executive recruitment firms in Calgary, Toronto and Montreal in April 2000.

Industry Specialization

   In 1970, we established executive recruitment specialty practices to serve specific industries and markets and have continued to expand the range of our specialty practices. The specialty practices consist of consultants throughout the regions with the knowledge and contacts many have built during successful careers in the same industries and markets. Consultants in our ten specialty practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within the specific industry. We plan to continue to expand our specialized expertise through internal development, strategic hiring in targeted growth areas and selected acquisitions. In fiscal 2000, the acquisition of Levy Kerson and Helstrom Turner significantly strengthened our retail practice and the acquisition of Pearson, Caldwell and Farnsworth enhanced our consistently strong financial services practice.

       Percentage of Fiscal 2000 Assignments by Industry Specialization

   Advanced Technology...................................................... 23%
   Consumer Goods........................................................... 18%
   Industrial............................................................... 16%
   Financial Services/Investments........................................... 16%
   Healthcare (Products and Providers)...................................... 10%
   Professional Services....................................................  6%
   Entertainment & Media Practice...........................................  4%
   Governmental and Not-for-profit..........................................  4%
   Energy & Utilities.......................................................  3%

Client Base

   Our clients are many of the world's largest and most prestigious public and private companies. Almost half of our executive recruitment assignments in fiscal 2000 were for board level, chief executive and other senior executive positions. In fiscal 2000, approximately 5.2% of our total revenue was derived from our top ten customers.

Functional Expertise

   We have organized executive recruitment centers of functional expertise, made up of consultants who have extensive backgrounds in placing executives in certain functions, such as board of directors, chief executive officers and other senior executive and financial officers. Our board services practice, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive boards of directors to meet the growing demands for accountability and more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire on the part of companies to broaden their board bases are raising the standards required to identify and recruit directors with the needed skills. We have established significant expertise in this area and have built a proprietary database with the names and backgrounds of all the Fortune 1000 directors, plus a significant number of middle-market and high-growth company board members, to help support board searches. In fiscal 2000, we acquired Crist Partners, a premier senior executive and board level recruitment firm, adding both a renown firm franchise and key new management to our Board services practice. Members of functional groups are located throughout our regions and across our specialty practice groups.

         Percentage of Fiscal 2000 Assignments by Functional Expertise

   Board Level/CEO/CFO/Senior Executive and General Management.............. 49%
   Marketing and Sales...................................................... 22%
   Finance and Control......................................................  8%
   Manufacturing/Engineering/Research and Development/Technology............  8%
   Human Resources and Administration.......................................  7%
   Information Systems......................................................  6%

Competition

   We are the leading and largest executive recruitment firm in the world. Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates, Spencer Stuart & Associates, and TMP Worldwide, Inc. These firms are our primary competitors, although we and each of these firms also compete against smaller firms that specialize in specific regional, industry or functional searches. We believe our brand name, global network, prestigious client list, strong specialty practices and quality of service are widely recognized worldwide.

   We compete for executive recruitment business in four major geographic markets: North America, Europe, Asia/Pacific and Latin America. In North America, in addition to competition from other multinational executive recruitment firms, we face competition from boutique firms focusing on executive recruitment assignments in particular industries. In Europe, we compete primarily with the local offices of Egon Zehnder International and the European affiliate of Heidrick & Struggles International, Inc., in addition to local firms specializing in their regions. In the Asia/Pacific region, most of our competition is provided by five executive recruitment firms, including Egon Zehnder International and Russell Reynolds Associates. In Latin America, we compete principally with Egon Zehnder International, although other executive recruitment firms have recently expanded into the region.

   As a result of new market conditions affecting the executive recruitment industry, such as globalization and the increased use of advanced technology, we believe our services are less susceptible to being characterized as fungible than the services of our competitors. However, there can be no assurance that prospective clients will perceive the advantages of our services and resources, and as competition increases among large executive recruitment firms, prospective clients may increasingly view executive recruitment services as fungible.

   The executive recruitment industry is comprised of approximately 4,000 retained and contingency recruitment firms. According to Kennedy Information, the top ten recruitment firms represent only 11% of the industry. To date there have been few barriers to entry in the executive recruitment business, which explains in part the highly fragmented nature of the industry. However, the globalization of world economies, combined with the increased availability and application of sophisticated technologies and comprehensive databases, will likely raise the barriers to entry. We believe that the industry will continue to experience consolidation. New competitors, such as technology-oriented companies, will be drawn to the executive recruitment business by the growing worldwide demand for qualified management employees and the ability to leverage their existing technology to enter the market.

Professional Staff and Employees

 Executive Recruitment

   As of April 30, 2000, we had approximately 1,837 executive recruitment employees consisting of 318 vice presidents, 180 principals, 288 senior associates and associates, 313 researchers, 155 corporate professionals and 583 administrative and support staff. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good.

   Senior associates, associates and researchers support the efforts of our vice presidents and principals with candidate sourcing and identification, but do not generally lead an assignment. We have training and professional development programs and a high rate of internal promotions. Promotion to vice president is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market, how to retain clients and develop repeat business, and the ability to help build effective teams. In addition, we have a program of recruiting experienced professionals into our firm.

   We believe the high caliber, extensive experience and motivation of our professionals are critical factors to our success. We further believe we have been able to attract and retain some of the most productive consultants in the industry as a result of our reputation, history of broad distribution of consultant equity ownership and our performance-based compensation program.

 Futurestep

   Futurestep employed 97 consultants at the end of fiscal 2000. As the breadth and depth of the Futurestep database continues to grow, we expect our proprietary assessment software to significantly increase the productivity of consultants in this business segment relative to executive recruitment.

Item 2. Properties

   Our corporate office is located in Los Angeles, California. We lease all 104 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and Latin America. As of April 30, 2000, we leased an aggregate of approximately 695,000 square feet of office space. The leases generally are for terms of one to ten years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3. Legal Proceedings

   From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the last quarter of fiscal 2000.

Executive Officers

Name                     Age Position
----                     --- --------
Richard M. Ferry........  62 Chair of the Board
Windle B. Priem.........  62 Chief Executive Officer and President
Peter L. Dunn...........  55 Vice Chair, Corporate Secretary and General Counsel
Elizabeth S.C.S.
 Murray.................  44 Chief Financial Officer, Treasurer and Executive Vice President
Gary C. Hourihan........  51 Executive Vice President--Organizational Development
Michael D. Bekins.......  45 Chief Operating Officer and Executive Vice President (As of May 1, 2000)

   Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for of each of our executive officers as of April 30, 2000.

   Richard M. Ferry, founder of Korn/Ferry International, has been Chair of the Board since 1991 and is a member of the Office of the Chief Executive. Mr. Ferry served as Chief Executive Officer of Korn/Ferry International from May 1991 to April 1997.

   Windle B. Priem has been Chief Executive Officer and President since December 1998 and is a member of the Office of the Chief Executive. He has been a Director of Korn/Ferry International since 1993. From July 1998 to December 1998, he was a Vice Chair and the Chief Operating Officer of Korn/Ferry International. From 1996 to 1998, he was President of the North America region. Mr. Priem joined Korn/Ferry International in 1976.

   Peter L. Dunn has been Vice Chair since 1997 and is a member of the Office of the Chief Executive. Since March 2000, he has been the acting Chief Executive Officer of Futurestep. He has been a Director of Korn/Ferry International since 1992 and serves as our General Counsel and Corporate Secretary. Mr. Dunn joined Korn/Ferry International in 1980.

   Elizabeth S.C.S. Murray has been the Executive Vice President, Chief Financial Officer and Treasurer since July 1998 and is a member of the Office of the Chief Executive. In January 1998, she joined Korn/Ferry International as Vice President and Chief Financial Officer and Treasurer. Prior to that, Ms. Murray served as Executive Vice President and Chief Financial Officer of Tycom Inc. from June 1997 to December 1997, and from 1994 to June 1997 she was the Chief Financial Officer and Vice President of Hughes Communications, Inc., a subsidiary of Hughes Electronics Corporation.

   Gary C. Hourihan has been Executive Vice President--Organizational Development since January 1999 and is responsible for all human resource functions. Prior to joining Korn/Ferry International, he was the co-founder, Chairman, and Chief Executive Officer of SCA Consulting, L.L.C., one of the leading executive compensation consulting firms in the United States, where he was employed from November 1984 until joining Korn/Ferry International.

   In May 2000, the Board of Directors elected Michael D. Bekins to the position of Chief Operating Officer and Executive Vice President. He was most recently President of the European region and, previously served as President of the Asia/Pacific region. He joined Korn/Ferry International in September 1980 as a senior associate and was promoted to Vice President in May 1992.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is listed on the New York Stock Exchange under the symbol "KFY." The following table sets forth, the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

   Fiscal Year Ended April 30, 2000                                High   Low
   --------------------------------                               ------ ------
   First Quarter................................................. $17.00 $11.75
   Second Quarter................................................ $25.25 $12.50
   Third Quarter................................................. $39.00 $20.75
   Fourth Quarter................................................ $44.13 $21.38
   Fiscal Year Ended April 30, 1999
   --------------------------------
   Fourth Quarter................................................ $14.63 $11.00

   On July 28, 2000, the last reported sales price on the New York Stock Exchange for the common stock was $33.88 per share and there were approximately 3,570 shareholders of record of the common stock.

   We have not paid any dividends since April 30, 1996 and do not intend to pay any cash dividends in the foreseeable future, but instead intend to retain future earnings to finance our operations and growth of the business. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors.

   On February 17, 1999, we completed our initial public offering under a Registration Statement on Form S-1 effective February 10, 1999 (Securities and Exchange Commission file number 333-61697) covering 11.8 million shares of common stock at $14.00 per share, of which approximately 10.0 million shares were offered by KFY and approximately 1.8 million shares were offered by other selling shareholders. Net proceeds from the offering (after deducting underwriting discounts and other expenses payable by us were approximately $124.3 million to us and $24.4 million to the selling shareholders. We also received approximately $3.0 million from the repayment by certain selling shareholders of loans we had made to those selling shareholders. In fiscal 1999, we used $14.4 million of the net proceeds to repay our term loan and all outstanding indebtedness under our credit facilities, $27.1 million to complete the redemption of certain shares of our capital stock, primarily shares owned by certain shareholders under the terms of a 1994 stock redemption agreement, and the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights. In fiscal 2000, we used the remaining proceeds of $81.5 million for acquisitions, the expansion of Futurestep, and continued development of technology, information systems and infrastructure.

Item 6. Selected Financial Data

   The following selected financial data are qualified by reference to, and should be read in conjunction with, our "Audited Consolidated Financial Statements and Related Notes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2000, 1999 and 1998 and the selected balance sheet data as of April 30, 2000 and 1999 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 1997 and 1996 and the balance sheet data as of April 30, 1998, 1997 and 1996 are derived from consolidated financial statements and notes thereto, audited by Arthur Andersen LLP, which are not included in this Form 10-K report.

                                        Fiscal Year Ended April 30,
                                -----------------------------------------------
                                  2000     1999      1998      1997      1996
                                -------- --------  --------  --------  --------
                                  (in thousands, except per share amounts)
Selected Statement of
 Operations Data:
Revenue.......................  $500,743 $356,075  $300,954  $259,067  $218,069
Compensation and benefits.....   298,908  226,568   197,790   166,854   140,721
General and administrative
 expenses.....................   147,030   94,860    87,797    74,153    63,774
Non-recurring charges (1).....             89,202
                                -------- --------  --------  --------  --------
Operating profit (loss).......    54,805  (54,555)   15,367    18,060    13,574
Interest and other income
 (expense)....................     2,966     (285)   (1,411)     (815)     (911)
                                -------- --------  --------  --------  --------
Income (loss) before provision
 for income taxes and
 non-controlling shareholders'
 interest.....................    57,771  (54,840)   13,956    17,245    12,663
Provision for income taxes....    24,126    9,026     6,687     6,658     3,288
Non-controlling shareholders'
 interest.....................     2,834    2,560     2,025     1,588     1,579
                                -------- --------  --------  --------  --------
Net income (loss).............  $ 30,811 $(66,426) $  5,244  $  8,999  $  7,796
                                ======== ========  ========  ========  ========
Net income (loss) per share:
 Basic........................  $   0.85 $  (2.37) $   0.24  $   0.42  $   0.38
 Diluted......................      0.82    (2.37)     0.23      0.40      0.36
Weighted average common shares
 outstanding:
 Basic........................    36,086   28,086    21,885    21,382    20,390
 Diluted......................    37,680   28,086    23,839    23,481    23,019
Other Data:
Revenue by business segment:
 Executive recruitment:
 North America................  $271,313 $185,525  $154,903  $125,767  $103,558
 Europe.......................   112,045  101,515    81,543    74,891    67,504
 Asia/Pacific.................    48,603   35,024    34,411    33,547    28,168
 Latin America................    30,488   29,673    30,097    24,862    18,839
 Futurestep...................    38,294    4,338
Number of offices (at period
 end).........................       104       71        71        66        62
Number of consultants (at
 period end)..................       595      425       404       334       299
Number of assignments.........     9,089    6,771     5,879     4,774     4,113
Selected Balance Sheet Data:
Cash and cash equivalents.....  $ 86,975 $113,741  $ 32,358  $ 25,298  $ 26,640
Marketable securities,
 current......................    59,978   21,839
Working capital...............    83,048  117,922    26,573    20,051    22,006
Total assets..................   475,994  304,124   176,371   148,405   126,341
Total long-term debt..........    16,916    2,360     6,151     3,206     3,922
Total shareholders' equity and
 mandatorily redeemable
 stock........................  $231,224 $172,686  $ 58,754  $ 50,812  $ 43,075

--------
(1) We recognized a non-recurring compensation and benefits expense of $89.2 million in fiscal 1999, at the completion of the initial public offering, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by us in the period beginning twelve months before the initial filing date of the Registration Statement relating to the initial public offering and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by us of certain shares of our capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. We also recognized non-recurring charges of $7.3 million related to costs, primarily severance and benefits expense, incurred to achieve operating efficiencies in fiscal 1999 and $2.6 million related to the resignation of the former President and Chief Executive Officer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

   This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified executive recruitment consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

   The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this annual report on Form 10-K.

Overview

   We are the world's leading and largest executive recruitment firm and have the broadest global presence in the industry with approximately 500 executive recruitment consultants and 100 Futurestep consultants based in 104 offices across 41 countries. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the executive recruitment searches we performed in fiscal 2000 were for board level, chief executive and other senior executive positions and nearly half of our 4,946 clients were Fortune 500 companies. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2000 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

   In May 1998, we introduced our middle-management recruitment service, Futurestep. Futurestep combines our recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. Futurestep's operating losses approximated $23.9 million in fiscal 2000 and $12.6 million for fiscal 1999, and are primarily related to compensation expense, start-up costs and advertising expense to promote and expand the business rollout.

   In March 1999, we completed the United States roll-out of Futurestep by expanding into the Midwest and Southwest regions. Futurestep launched its international roll-out in the United Kingdom and Canada in the current year first fiscal quarter; in ten additional European countries, New Zealand and Australia in the second fiscal quarter; and in Japan, Hong Kong and Singapore in the third fiscal quarter. We completed the integration of the acquired executive search and selection business of PA Consulting Group (ESS business of PA), a leading management systems and technology consulting firm based in London with 17 offices in Europe and Asia/Pacific in the fourth quarter of fiscal 2000 and may expand in other selected foreign markets in fiscal 2001. As of April 30, 2000, over 666,000 candidates worldwide have completed a detailed on-line profile.

   On February 17, 1999, we completed the initial public offering of 11.8 million shares of our common stock at $14.00 per share, approximately 10.0 million of which were sold by us, with the balance sold by selling shareholders. Net proceeds received by us from the offering were approximately $124.3 million.

   In the first quarter of fiscal 2000, we completed the acquisition of the Australian business of Amrop International. In the second fiscal quarter, we completed two acquisitions in the United States: Levy-Kerson, a leading recruitment firm specializing in the retail/fashion industry, and Pearson, Caldwell and Farnsworth, a leading search firm focused on senior-level assignments for the financial services industry. In December 1999, we completed two additional acquisitions in the United States: Helstrom Turner & Associates, specializing in retail and e-commerce clients, and Crist Partners, specializing in senior executive recruitment assignments for Fortune 500 companies. In January 2000, we completed the acquisition of the ESS business of PA, primarily to provide a European and Asia/Pacific footprint for Futurestep's international expansion and Hoffman Herbold & Partner, a leading German firm based in Frankfurt specializing in high-end executive recruitment, management audits and board consultancy. In the fourth quarter of fiscal 2000, we completed three acquisitions in Canada: Illsley Bourbannais, Inc. which focuses on the high-end recruitment business with specialties in manufacturing and technology, O'Callaghan Honey McKay/Ray & Berndston, Inc. specializing in energy and manufacturing, and Pratzer & Partners, Inc. will provide leadership to the Canadian operations and will be integrated with our existing office in Toronto, strengthening our technology and financial services practices.

Results of Operations

   The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of revenue:

                                                               Fiscal Year
                                                               Ended April
                                                                   30,
                                                              -----------------
                                                              2000  1999   1998
                                                              ----  ----   ----
   Revenue................................................... 100%  100 %  100%
   Compensation and benefits.................................  60    64     66
   General and administrative expenses.......................  29    27     29
   Non-recurring charges.....................................        25
   Operating profit (loss) (1)...............................  11   (15)     5
   Net income (loss).........................................   6   (19)     2

--------
(1) For the twelve months ended April 30, 2000 and 1999, operating profit as a percentage of revenue excluding Futurestep and non-recurring charges is 17% and 13%, respectively.

   We experienced growth in executive recruitment revenue in all geographic regions from fiscal 1998 through 2000, except for Latin America, due primarily to the devaluation of the Brazilian Real in fiscal 1999. The following tables summarize our revenue and operating profit (loss), excluding non-recurring items in fiscal 1999, by geographic region for each of the past three fiscal years. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

                                       Fiscal Year Ended April 30,
                             --------------------------------------------------
                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                             Dollars     %    Dollars     %    Dollars     %
                             --------  ------ --------  ------ --------  ------
                                         (dollars in thousands)
   Revenue
   Executive recruitment:
    North America..........  $271,313     54% $185,525     52% $154,903     52%
    Europe.................   112,045     22   101,515     29    81,543     27
    Asia/Pacific...........    48,603     10    35,024     10    34,411     11
    Latin America..........    30,488      6    29,673      8    30,097     10
   Futurestep..............    38,294      8     4,338      1
                             --------   ----  --------   ----  --------   ----
   Total revenue...........  $500,743    100% $356,075    100% $300,954    100%
                             ========   ====  ========   ====  ========   ====

                                       Fiscal Year Ended April 30,
                             --------------------------------------------------
                                  2000             1999             1998
                             ---------------- ---------------- ----------------
                             Dollars   Margin Dollars   Margin Dollars   Margin
                             --------  ------ --------  ------ --------  ------
                                          (dollars in thousands)
   Operating profit (loss)
    (excluding
    non-recurring charges
    (1))
   Executive recruitment:
    North America..........  $ 52,783   19.5% $ 27,435   14.8% $ 10,138    6.5%
    Europe.................    13,034   11.6     8,331    8.2      (540)  (0.7%)
    Asia/Pacific...........     5,174   10.6     3,543   10.1       620    1.8
    Latin America..........     7,692   25.2     7,916   26.7     5,973   19.8
   Futurestep..............   (23,878)         (12,578)            (824)
                             --------   ----  --------   ----  --------   ----
   Total operating profit..  $ 54,805   10.9% $ 34,647    9.7% $ 15,367    5.1%
                             ========   ====  ========   ====  ========   ====

--------
(1) Operating profit (loss) by geographic region in fiscal 1999 excludes non-recurring charges of: $83,829 in North America, $4,514 in Europe and $859 in Asia/Pacific. See "Part II. Item 6. Selected Financial Data".

   In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Fiscal 2000 Compared to Fiscal 1999

 Revenue

   Revenue increased $144.6 million, or 41%, to $500.7 million for fiscal 2000 from $356.1 million for fiscal 1999. The increase in revenue was primarily the result of a 17% increase in the number of executive recruitment engagements, supported by a 10% increase in the average number of executive recruitment consultants; a 13% increase in the average fee per executive recruitment engagement; and revenue from Futurestep and acquisitions in fiscal 2000.

   Executive Recruitment--In North America, revenue increased $85.8 million, or 46%, to $271.3 million for fiscal 2000 from $185.5 million for fiscal 1999. In Asia/Pacific, revenue increased $13.6 million, or 39% to $48.6 million for fiscal 2000 compared to $35.0 million in the prior fiscal year. Revenue growth in North America and Asia/Pacific was attributable primarily to an increase in the number of engagements, supported by an increase in the average number of consultants. In North America, this revenue growth was also driven by an increase of 16% in the average fee per engagement compared to the prior fiscal year and revenue from acquisitions in the current fiscal year. In Europe, revenue increased $10.5 million, or 10%, to $112.0 million in fiscal 2000 from $101.5 million in the prior fiscal year. Excluding the negative effects of foreign currency translation into the U.S. dollar, and the acquisition in Germany, revenue increased approximately 6% on a constant dollar basis primarily due to an increase in the number of engagements and average fee per engagement. In Latin America, total revenue increased approximately 3% in fiscal 2000 as compared to fiscal 1999. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue increased 9% on a constant dollar basis primarily due to an increase in the number of engagements.

   Futurestep--Futurestep revenue of $38.3 million for fiscal 2000, including $7.3 million related to the acquisition of the ESS business of PA, is primarily attributable to an increase in the number of engagements in the current year and reflects substantial completion of the worldwide roll-out of the business. Futurestep has increased its worldwide presence from one country, the United States, at April 30, 1999 to 20 countries at April 30, 2000.

 Compensation and Benefits

   Compensation and benefits increased $72.3 million, or 32%, to $298.9 million in fiscal 2000 from $226.6 million in fiscal 1999, mainly due to an increase in the number of employees from the prior fiscal year. Excluding the increase in Futurestep expenses of $17.6 million, compensation and benefits increased $54.7 million in fiscal 2000 versus the prior fiscal year, primarily due to a 10% increase in the average number of executive recruitment consultants. On the same basis, excluding Futurestep related expenses, compensation and benefits as a percentage of revenue, decreased to 59.6% in fiscal 2000 from 60.1% in fiscal 1999.

 General and Administrative Expenses

   General and administrative expenses consist of occupancy expenses associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $52.1 million, or 55%, to $147.0 million in fiscal 2000 from $94.9 million in fiscal 1999. This increase was attributable largely to an increase in Futurestep expenses of $27.7 million, primarily related to advertising and business development in the current year and the cost of facilities to support the international expansion. As a percentage of revenue, general and administrative expenses, excluding Futurestep related expenses, declined to 23.4% in fiscal 2000 from 26.5% in fiscal 1999. The decrease primarily reflects a higher percentage increase in revenue in the current fiscal year.

 Operating Profit

   Operating profit was $54.8 million, or 11% of revenue compared to an operating loss of $54.6 million in the prior fiscal year. Excluding the Futurestep operating losses of $23.9 million and $12.6 million in fiscal 2000 and 1999, respectively, and the one-time non-recurring items of $89.2 million in fiscal 1999 ("comparable basis"), operating profit for the current fiscal year increased $31.5 million, or 67% to $78.7 million compared to $47.2 million in the prior fiscal year. Operating profit, on a comparable basis, as a percentage of revenue excluding Futurestep revenue was 17% for the twelve months ended April 30, 2000 and 13% for the same period in 1999. For fiscal 2000, operating margins, on the same basis, increased in all regions except Latin America compared to the prior fiscal year. The increase in North America was due primarily to the increase in revenue and the decline in general and administrative expense as a percentage of revenue. The increase in Europe was due primarily to the decline in general and administrative expense as a percentage of revenue.

   The percentage of our operating profit, on a comparable basis, contributed by North America increased to 67% for the current fiscal year from 58% in the prior fiscal year, driven primarily by the increase in revenue. The percentage of our operating profit contributed by the European and Asia/Pacific regions remained relatively flat at 17% and 7%, respectively, in the current and prior fiscal years. The Latin America region contribution decreased to 10% for the current fiscal year from 17% in the prior fiscal year due primarily to the increased contribution of operating profit by North America in fiscal 2000.

 Interest Income and Other Income, Net

   Interest income and other income, net includes interest income of $6.7 million and $3.8 million for fiscal 2000 and 1999, respectively. The increase in interest income of $2.9 million is due primarily to interest income from the investment of proceeds received in the initial public offering in marketable securities, largely short term municipals.

 Provision for Income Taxes

   The provision for income taxes increased $15.1 million to $24.1 million in fiscal 2000 from $9.0 million in fiscal 1999. The effective tax rate for fiscal 2000 remained relatively flat at 41.8%, compared to 42.0% in the prior fiscal year.

 Non-controlling Shareholders' Interest

   Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.2 million to $2.8 million in fiscal 2000 from $2.6 million in fiscal 1999 and primarily reflects a corresponding increase in net income generated by our Mexico subsidiaries in fiscal 2000.

Fiscal 1999 Compared to Fiscal 1998

 Revenue

   Revenue increased $55.1 million, or 18.3%, to $356.1 million for fiscal 1999 from $301.0 million for fiscal 1998. The increase in revenue was primarily the result of a 15% increase in the number of assignments, supported by a 14% increase in the average number of consultants, and revenue from Futurestep in fiscal 1999.

   In North America, revenue increased $30.6 million, or 19.8%, to $185.5 million for fiscal 1999 from $154.9 million for fiscal 1998. In Europe, revenue increased $20.0 million, or 24.5%, to $101.5 million in fiscal 1999 from $81.5 million in the prior fiscal year. In Asia/Pacific and Latin America, total revenue remained relatively flat in fiscal 1999 as compared to fiscal 1998 with an increase of 1.8% and a decrease of 1.4% in these regions, respectively.

   Revenue growth in North America and Europe was attributable mainly to a 26% and 19% increase, respectively, in the number of engagements driven by an increase of 16% and 12%, respectively, in the average number of consultants. In North America, the growth in revenue also reflects Futurestep revenue of $4.3 million in fiscal 1999. The growth in revenue in Europe primarily reflects the additional revenue generated from the acquisition of businesses in France and Switzerland completed in the beginning of fiscal 1999 and two offices that were opened in late fiscal 1998. The relatively flat total revenue for Asia/Pacific and Latin America in fiscal 1999 and fiscal 1998 were attributable to economic uncertainties in these regions. The economic conditions in Asia/Pacific that began in late fiscal 1998 broadly impacted the region while the Latin American region was primarily impacted by a sharp decline in the Brazilian economy in the third quarter of fiscal 1999.

 Compensation and Benefits

   Compensation and benefits increased $28.8 million, or 14.6%, to $226.6 million in fiscal 1999 from $197.8 million in fiscal 1998. For fiscal 1999, the bonus component of compensation and benefits expense was reduced by approximately 26% as a result of the implementation of our revised compensation program effective as of May 1, 1998 upon completion of the initial public offering, as compared to the prior year compensation program. Excluding Futurestep related expenses and reflecting the bonus reduction in fiscal 1998, compensation and benefits as a percentage of revenue, increased slightly to 60.0% in fiscal 1999 from 59.4% in fiscal 1998. The $32.9 million increase, on the same basis, reflected an 11.2% increase in the average number of executive recruitment consultants in fiscal 1999 compared to the prior fiscal year.

 General and Administrative Expenses

   General and administrative expenses increased $7.1 million, or 8.1%, to $94.9 million in fiscal 1999 from $87.8 million in fiscal 1998. This increase was attributable largely to Futurestep expenses of $11.0 million in fiscal 1999, primarily related to business development. As a percentage of revenue, general and administrative expenses, excluding Futurestep related expenses, declined to 26.5% in fiscal 1999 from 29.1% in fiscal 1998. The decrease primarily reflects the higher percentage increase in revenue and the elimination of excess costs in fiscal 1999.

 Operating Profit

   The operating loss of $54.6 million in fiscal 1999 represents a decrease of $70.0 million from operating profit of $15.4 million in fiscal 1998. The fiscal 1999 operating loss includes Futurestep losses of $12.6 million and non-recurring charges of $89.2 million. Excluding Futurestep revenue and expenses and the non-recurring charges, operating profit, as a percentage of revenue, increased to 13.4% in fiscal 1999 from 5.4% in fiscal 1998. For fiscal 1999, operating margins on this same basis increased in all regions compared to fiscal 1998 due to the increase in revenue and the reduced level of bonus expense previously discussed.

   Excluding the Futurestep loss and the non-recurring charges, the percentage of our operating profit contributed by North America decreased slightly to 58.1% from 62.6% in fiscal 1998. The Latin America region contribution decreased to 16.8% in fiscal 1999 from 36.9% in fiscal 1998 largely due to the percentage decline in revenue in the third and fourth quarters of fiscal 1999 while operating costs remained relatively constant. The percentage of our operating profit contributed by the European and Asia/Pacific regions increased to approximately 17.6% and 7.5%, respectively, in fiscal 1999 from (3.3%) and 3.8%, respectively, in fiscal 1998, primarily reflecting the decrease in the contribution by Latin America and the 24.5% increase in revenue in Europe in fiscal 1999.

 Interest Income and Other Income, Net

   Interest income and other income, net includes interest income of $3.8 million and $2.8 million for fiscal 1999 and 1998 respectively. The increase in interest income of $1.0 million is due primarily to interest income from the investment of proceeds received in the initial public offering in marketable securities.

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

 Non-controlling Shareholders' Interest

   Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.6 million to $2.6 million in fiscal 1999 from $2.0 million in fiscal 1998 and primarily reflects a corresponding increase in net income generated by our Mexico subsidiaries in fiscal 1999.

Liquidity and Capital Resources

   We finance operating expenditures primarily through cash flows from operations. The following table presents selected financial information as of the end of the past three fiscal years:

                                                           As of April 30,
                                                       ------------------------
                                                        2000     1999    1998
                                                       ------- -------- -------
                                                            (in thousands)
   Working capital(1)................................. $83,048 $117,922 $26,573
   Total long-term debt, net of current maturities....  16,916    2,360   6,151
   Borrowings under life insurance policies...........  44,928   42,655  37,638

--------
(1) In February 1999, we received $124.3 million upon completion of our initial public offering. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

   To manage timing differences between cash receipts and disbursements and provide additional liquidity, we maintain a $50 million credit facility with Mellon Bank, N.A. and Bank of America National Trust and Savings Association. The credit facility is an unsecured revolving facility that matures on February 12, 2002 and includes a standby letter of credit subfacility. Outstanding borrowings will bear interest at various rates based, at our option, on either a LIBOR index plus 1.4% or the bank's prime lending rate. The financial covenants include a minimum tangible net worth, a maximum leverage ratio, and interest coverage ratios and customary events of default. As of April 30, 2000 and 1999 we had no outstanding borrowings under the revolving credit facility.

   Cash provided by operating activities was $74.3 million, $38.7 million and $18.5 million for fiscal 2000, 1999 and 1998, respectively. The $35.6 million increase in operating cash flow in fiscal 2000 compared to the prior fiscal year is due primarily to an increase in net income of $13.3 million, excluding the non-recurring charges in the prior fiscal year and an increase in adjustments for non-cash expenses of $18.2 million in the current fiscal year. Net cash provided by operating activities in fiscal 2000 includes an increase in accounts payable and accrued liabilities compared to the prior year of $48.2 million due primarily to an increase in bonus expense, that was largely offset by an increase in accounts receivable and prepaid expenses of $44.2 million. The $20.2 million increase in operating cash flow in fiscal 1999 compared to the fiscal 1998 was due primarily to an increase in net income excluding non-recurring charges of $12.2 million and an increase in accounts payable and accrued liabilities of $13.6 million; offset by approximately $4.6 million of cash used for non-recurring charges consisting of severance and benefit payments related to staff downsizing, modification to existing stock repurchase agreements and office rationalization in fiscal 1999. See "Notes to Consolidated Financial Statements--Notes 5."

   Capital expenditures totaled approximately $22.9 million, $8.1 million and $9.9 million for fiscal 2000, 1999 and 1998, respectively. These expenditures consisted primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The $14.8 million increase in capital expenditures in fiscal 2000 over prior fiscal year, primarily relates to the installation of a new financial system in the United States. We plan to rollout this system worldwide beginning in Europe in fiscal 2001 at an estimated additional cost of approximately $5 million.

   Included in cash flows from investing activities are premiums paid on corporate-owned life insurance, or COLI, contracts. We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Premiums on these COLI contracts were $10.6 million, $12.4 million and $12.4 million in fiscal 2000, 1999 and 1998, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes. The fluctuation in premium payments over the past three fiscal years is attributable to the timing of payments. Cash flows from investing activities also include the investment of excess cash in marketable securities.

   In fiscal 2000, we completed ten acquisitions: seven in North America, one in Europe, one in Asia/Pacific, and the ESS business of PA for Futurestep. These acquisitions resulted in cash outflows of $42.6 million. In fiscal 1999, we purchased two executive recruitment firms in Europe which resulted in a net cash outflow of $1.3 million.

   In February 1996, we divested our 47% interest in Strategic Compensation Associates for a cash payment of $0.4 million and $3.2 million in notes receivable with interest. The outstanding balance of the notes receivable at December 31, 1998 was paid in full, resulting in a net cash inflow of $2.3 million in fiscal 1999.

   During fiscal 2000, cash provided by financing activities was $8.7 million, comprised primarily of borrowings under COLI contracts of $3.3 million, proceeds from stock options exercised of $6.1 million and sales of common stock of $2.3 million, offset by $1.0 million paid to repurchase common stock and make payments on the related notes.

   During fiscal 1999, cash provided by financing activities was $92.9 million, resulting primarily from net proceeds raised in the initial public offering of $124.3 million and $3.0 million from certain selling shareholders received in repayment of outstanding notes receivable; offset by $14.4 million used to repay our term loan and all outstanding indebtedness under our credit facility, $27.1 million to complete the redemption of shares of our capital stock, primarily shares owned by shareholders under the terms of a 1994 stock redemption agreement and the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights, resulting in net proceeds available for investment of $81.5 million. Prior to the initial public offering, we issued approximately 6.6 million shares of common stock to newly hired and promoted consultants for $36.1 million of which $16.7 million was received in cash and repurchased approximately 2.6 million shares of common stock from terminated employees for $21.9 million. In fiscal 1999, we also borrowed $6.0 million under COLI contracts and repaid bank borrowings and other debt aggregating $8.7 million.

   Total outstanding borrowings under life insurance policies were $44.9 million, $42.7 million and $37.6 million as of April 30, 2000, 1999 and 1998, respectively. Such borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

   We believe that cash on hand, investments in marketable securities, funds from operations and available borrowings under our credit facility will be sufficient to meet our anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Recent Events

   In June 2000, we completed the acquisition of Westgate Group, a leading executive recruitment firm, specializing in financial services in New England. In July 2000, we completed the acquisition of JobDirect.com, an online recruiting service focused on college graduates and entry-level professionals. The aggregate purchase price, subject to final due diligence, is expected to be approximately $42.0 million in cash and stock. These acquisitions will be accounted for as purchases and the excess of the fair market value of the net assets acquired over the purchase price, if any, will be recorded as goodwill.

   In June 2000, we also signed a letter of intent to invest $8.0 million for a 16% equity interest in Webhire, Inc. (NasdaqNM:HIRE), the dominant supplier of corporate platforms in e-recruiting.

Quarterly Results

   The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 1999 and 2000. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management's opinion, includes all adjustments necessary to present fairly the information for the quarters presented. Results for the previous fiscal quarter are not necessarily indicative of results for the full fiscal year or for any future fiscal quarter.

                                                    Quarters Ended
                         ----------------------------------------------------------------------------
                                   Fiscal 1999                                Fiscal 2000
                         ------------------------------------     -----------------------------------
                         July 31 Oct. 31  Jan. 31    April 30     July 31  Oct. 31  Jan. 31  April 30
                         ------- -------  -------    --------     -------- -------- -------- --------
                                       (in thousands, except per share amounts)
Revenue................. $84,745 $91,175  $88,466    $ 91,689     $104,780 $116,322 $122,075 $157,566
Operating profit
 (loss).................   3,641   2,256   10,228(1)  (70,680)(2)   10,245   11,517   14,397   18,646
Net income (loss).......   1,519    (147)   5,105(1)  (72,903)(2)    5,604    6,502    8,285   10,420
Net income (loss) per
 share
 Basic..................    0.06   (0.01)    0.19       (2.15)        0.16     0.18     0.23     0.29
 Diluted................    0.05   (0.01)    0.19       (2.15)        0.15     0.17     0.22     0.27

--------
(1) Fiscal 1999 third quarter results include a reduction in bonus expense of $10.2 million related to the first and second fiscal 1999 quarters and $5.4 million related to the third fiscal quarter, resulting from the implementation of our revised compensation program effective May 1, 1998 upon completion of the initial public offering, and non-recurring charges of $8.4 million related to improving operating efficiencies and the resignation of the former President and Chief Executive Officer.

(2) We recognized a non-recurring compensation and benefits expense of $79.3 million in the fourth quarter of fiscal 1999, at the completion of the initial public offering, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by us in the period beginning twelve months before the initial filing date of the Registration Statement relating to the initial public offering and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by us of certain shares of our capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. We also recognized additional non-recurring charges of $1.5 million related to costs, primarily severance and benefits expense, incurred to achieve operating efficiencies in fiscal 1999.

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

   We have assessed our information technology systems and determined that they allow for transactions to take place in both the legacy currencies and the Euro and accommodate the eventual elimination of the legacy currencies. Our currency risk may be affected as the legacy currencies are converted to the Euro. Accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form and we will continue to evaluate issues involving introduction of the Euro throughout the transition period. The conversion to the Euro has not had a significant impact on our operations to date.

Recently Issued Accounting Standards

   During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by us as of May 1, 2001. We do not expect that the adoption of this standard will have an impact on our consolidated financial statements or require additional disclosure since we do not currently utilize derivative instruments or participate in structured hedging activities.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. We adopted SOP 98-1 in fiscal 2000. The adoption of this standard did not have a material effect on the consolidated financial statements or our capitalization policy.

   The Emerging Issues Task Force ("EITF") of the FASB reached a consensus in March 2000 on Issue No: 00-2 ("EITF 00- 2"), "Accounting for Web Site Development Costs". EITF 00-2 provides guidance over accounting for web site development costs similar to the requirements of SOP 98-1 and is effective for fiscal quarters beginning after June 30, 2000, with earlier application encouraged. We plan to adopt EITF 00-2 in the first fiscal quarter of 2001 and do not expect that adoption of this standard will have a material effect on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   As a result of its global operating activities, we are exposed to market risks, including changes in foreign currency fluctuations, fluctuations in interest rates and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we trade in derivative financial instruments.

 Foreign Currency Risk

   Generally, financial results of our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income.

   Financial results of foreign subsidiaries in countries with highly inflationary economies are measured in U.S. dollars. The financial statements of these subsidiaries are translated using a combination of current and historical rates of exchange and any translation adjustments are included in determining net income.

   Historically, we have not experienced any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenues and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In fiscal 2000, we recognized a foreign currency loss of $1.7 million after tax of which $1.3 million is related to our operations in Europe. This European translation loss was mainly due to the translation of European intercompany payables denominated in U.S. dollars and reflected the significant appreciation of the U.S. dollar against substantially all European currencies in fiscal 2000. We mitigate any realized loss through the timing of repayment of these intercompany borrowings.

 Interest Rate Risk

   We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. We have no outstanding balance on our revolving line of credit as of April 30, 2000. At April 30, 2000, $31,664 was payable on long-term notes payable to shareholders through fiscal 2004 at variable market rates. Of this amount, $14,748 matures in fiscal 2001, $8,806 matures in fiscal 2002, $8,028 matures in 2003 and $82 matures in 2004. We have investments in interest bearing securities at market rates with original maturities ranging from May 2000 through October 2001 and an average maturity period of less than three months.

Item 8. Financial Statements and Supplementary Data

   See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item will be included under the captions "The Board of Directors," "Nominees for Director--Class 2001," "Nominees for Director--Class 2002," and "Nominees for Directors--Class 2003" in our fiscal 2000 Proxy Statement, and is incorporated herein by reference. See also "Executive Officers" in Part I of this report.

Item 11. Executive Compensation

   The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive Compensation-- Option Grant Table," "Executive Compensation--Aggregated Option Exercises and Year-end Option Values" and "Employment Agreements" in our fiscal 2000 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our fiscal 2000 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in our fiscal 2000 Proxy Statement, and is incorporated herein by reference.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

                                                                           Page
                                                                           ----
   1. Index to Financial Statements:

      See Consolidated Financial Statements included as part of this Form
       10-K..............................................................   F-1

   2. Financial Statement Schedules:

      Report of Independent Public Accountants...........................  F-22

      Schedule II--Valuation and Qualifying Accounts.....................  F-23

   3. Exhibits:

     Exhibit
     Number                        Description of Exhibit
     -------                       ----------------------
     2.1     Agreement and Plan of Merger of Korn/Ferry International, a
             California corporation and Korn/Ferry International, a Delaware corporation, dated as of September 22, 1999. Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 22,
             1999, and incorporated herein by reference.
     3.1     Certificate of Incorporation of the Company. Filed as Exhibit 3.1
             to the Company's Quarterly Report on Form 10-Q dated December 14,
             1999, and incorporated herein by reference.
     3.2     Bylaws of the Company. Filed as Exhibit 3.2 to the Company's
             Quarterly Report on Form 10-Q dated December 14, 1999, and incorporated herein by reference.
     4.1     Specimen Common Stock certificate. Filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.1*   Form of Indemnification Agreement between the Company and each of its executive officers and directors. Filed as Exhibit 10.1 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.2*   Performance Award Plan. Filed as Exhibit 10.2 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.3*   Form of U.S. and International Worldwide Executive Benefit
             Retirement Plan. Filed as Exhibit 10.3 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.4*   Form of U.S. and International Worldwide Executive Benefit Life
             Insurance Plan. Filed as Exhibit 10.4 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.5*   Worldwide Executive Benefit Disability Plan (in the form of Long-
             Term Disability Insurance Policy). Filed as Exhibit 10.5 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.6*   Form of U.S. and International Enhanced Executive Benefit and
             Wealth Accumulation Plan. Filed as Exhibit 10.6 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.7*   Form of U.S. and International Senior Executive Incentive Plan.
             Filed as Exhibit 10.7 to the Company's Registration Statement on
             Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

     Exhibit
     Number                        Description of Exhibit
     -------                       ----------------------
     10.8*   Executive Salary Continuation Plan. Filed as Exhibit 10.8 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.9*   Form of Amended and Restated Stock Repurchase Agreement. Filed as
             Exhibit 10.10 to the Company's Registration Statement on Form S-1
             (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
     10.10*  Form of Standard Employment Agreement. Filed as Exhibit 10.11 to
             the Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.11*  Form of Deferred Compensation Election Form for Fiscal 1998. Filed
             as Exhibit 10.12 to the Company's Registration Statement on Form
             S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
     10.12*  Form of First Amendment to Stock Purchase Agreement between the
             Company, Richard M. Ferry, Henry B. Turner and Peter W. Mullin (as
             trustees of the Richard M. Ferry and Maude M. Ferry 1972
             Children's Trust), the California Community Foundation and Richard
             M. Ferry Co-trustees, and the California Community Foundation dated as of April 25, 1999. Filed as Exhibit 10.17A to the
             Company's Annual Report on Form 10-K, for the fiscal year ended
             April 30, 1999, and incorporated herein by reference.
     10.13*  Form of U.S. and Foreign Executive Participation Program. Filed as
             Exhibit 10.27 to the Company's Registration Statement on Form S-1
             (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
     10.14*  Additional Redemption Agreement between the Company and Richard M.
             Ferry dated February 5, 1999. Filed as Exhibit 10.2 to the
             Company's Current Report on Form 8-K dated February 22, 1999, and incorporated herein by reference.
     10.15*  Employment Agreement between the Company and Windle B. Priem effective May 1, 1999. Filed as Exhibit 10.21 to the Company's
             Annual Report on Form 10-K, for the fiscal year ended April 30,
             1999, and incorporated herein by reference.
     10.16*  Employment Agreement between the Company and Peter L. Dunn effective April 29, 1999. Filed as Exhibit 10.22 to the Company's
             Annual Report on Form 10-K, for the fiscal year ended April 30,
             1999, and incorporated herein by reference.
     10.17*  Employment Agreement between the Company and Elizabeth S.C.S.
             Murray effective April 29, 1999. Filed as Exhibit 10.23 to the
             Company's Annual Report on Form 10-K, for the fiscal year ended
             April 30, 1999, and incorporated herein by reference.
     10.18   Credit Agreement dated as of February 12, 1999 by and among the
             Company, the lenders named therein, Mellon Bank, N.A. and Bank of
             America National Trust and Savings Association, as issuing banks, and Mellon Bank, N.A., as agent for the lenders. Filed as
             Exhibit 10.1 to the Company's Current Report on Form 8-K dated
             February 22, 1999, and incorporated herein by reference.
     10.19   First Amendment to Credit Agreement dated as of April 15, 1999, by and among the Company, the lenders named therein and Mellon Bank,
             N.A., issuing bank and as agent for the lenders.
     10.20   Second Amendment to Credit Agreement dated as of December 31,
             1999, by and among the Company, Mellon Bank, N.A. and Bank of
             America National Trust and Savings Association, as lenders, Mellon
             Bank, N.A. and Bank of America National Trust and Savings
             Association, as issuing banks, and Mellon Bank, N.A., as agent for the lenders.
     10.21   Third Amendment to Credit Agreement dated as of January 27, 2000 by and among the Company, Mellon Bank, N.A. and Bank of America
             National Trust and Savings Association, as lenders, Mellon Bank,
             N.A. and Bank of America National Trust and Savings Association,
             as issuing banks, and Mellon Bank, N.A., as agent for the lenders.
     10.22*  Employment agreement between Korn/Ferry International and Gary C.
             Hourihan effective March 6, 2000.

     Exhibit
     Number                        Description of Exhibit
     -------                       ----------------------
     10.23   Trademark License and Promotion Agreement between Dow Jones &
             Company, the Company and Korn/Ferry International Futurestep, Inc.
             dated June 8, 1998. Filed as Exhibit 10.19 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999 and incorporated herein by reference.
     21.1    Subsidiaries of Korn/Ferry International.
     23.1    Consent of Independent Public Accountants
     24.1    Power of Attorney (contained on the signature page)
     27.1    Financial Data Schedule for Fiscal Year Ended April 30, 2000

--------
*  Management contract, compensatory plan or arrangement

   (b) REPORTS ON FORM 8-K.

   During the quarter ended April 30, 2000 no reports on Form 8-K were filed by the registrant.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KORN/FERRY INTERNATIONAL

                                              /s/ Elizabeth S.C.S. Murray
                                          By: _________________________________
                                                  Elizabeth S.C.S. Murray
                                                  Chief Financial Officer,
                                                Treasurer and Executive Vice
                                                         President

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Richard M. Ferry           Chair of the Board and         July 27, 2000
____________________________________ Director
          Richard M. Ferry

      /s/ Windle B. Priem            Chief Executive Officer,       July 25, 2000
____________________________________ President and Director
          Windle B. Priem            (Principal Executive
                                     Officer)

  /s/ Elizabeth S.C.S. Murray        Chief Financial Officer,       July 25, 2000
____________________________________ Treasurer and Executive Vice
      Elizabeth S.C.S. Murray        President (Principal
                                     Financial Officer)

      /s/ Donald E. Jordan           Senior Vice President of       July 25, 2000
____________________________________ Finance
          Donald E. Jordan           (Principal Accounting
                                     Officer)

      /s/ James E. Barlett           Director                       July 25, 2000
____________________________________
          James E. Barlett

    /s/ Paul Buchanan-Barrow         Director                       July 25, 2000
____________________________________
        Paul Buchanan-Barrow

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Frank V. Cahouet                     Director             July 26, 2000
____________________________________
          Frank V. Cahouet

       /s/ Peter L. Dunn                       Director             July 25, 2000
____________________________________
           Peter L. Dunn

      /s/ Timothy K. Friar                     Director             July 26, 2000
____________________________________
          Timothy K. Friar

      /s/ Sakie Fukushima                      Director             July 27, 2000
____________________________________
          Sakie Fukushima

      /s/ Scott E. Kingdom                     Director             July 27, 2000
____________________________________
          Scott E. Kingdom

     /s/ Charles D. Miller                     Director             July 27, 2000
____________________________________
         Charles D. Miller

  /s/ Manuel A. Papayanopulos                  Director             July 27, 2000
____________________________________
      Manuel A. Papayanopulos

     /s/ Gerhard Schulmeyer                    Director             July 28, 2000
____________________________________
         Gerhard Schulmeyer

     /s/ Michael A. Wellman                    Director             July 27, 2000
____________________________________
         Michael A. Wellman

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................   F-2

Consolidated Balance Sheets as of April 30, 2000 and 1999................   F-3

Consolidated Statements of Operations for the three years ended April 30,
 2000....................................................................   F-4

Consolidated Statements of Shareholders' Equity for the three years ended
 April 30, 2000..........................................................   F-5

Consolidated Statements of Cash Flows for the three years ended April 30,
 2000....................................................................   F-6

Notes to Consolidated Financial Statements...............................   F-7

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants.................................  F-22

Schedule II--Valuation and Qualifying Accounts...........................  F-23

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Korn/Ferry International:

   We have audited the accompanying consolidated balance sheets of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the "Company"), a Delaware corporation, as of April 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES as of April 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Los Angeles, California
June 13, 2000

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 April 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                          ASSETS
Cash and cash equivalents..................................  $ 86,975  $113,741
Marketable securities......................................    59,978    21,839
Receivables due from clients, net of allowance for doubtful
 accounts of $12,538 and $7,847............................   101,506    63,139
Other receivables..........................................     8,112     3,337
Deferred income taxes......................................     3,814     1,861
Prepaid expenses...........................................     7,453     5,736
                                                             --------  --------
   Total current assets....................................   267,838   209,653
                                                             --------  --------
Property and equipment:
 Computer equipment and software...........................    32,532    17,554
 Furniture and fixtures....................................    18,175    14,646
 Leasehold improvements....................................    15,304    11,785
 Automobiles...............................................     1,793     1,716
                                                             --------  --------
                                                               67,804    45,701
Less: Accumulated depreciation and amortization............   (31,992)  (24,591)
                                                             --------  --------
 Property and equipment, net...............................    35,812    21,110
                                                             --------  --------
Cash surrender value of company owned life insurance
 policies, net of loans....................................    50,632    41,973
Marketable securities......................................     1,129     8,218
Deferred income taxes......................................    17,790    16,321
Goodwill and other intangibles, net of accumulated
 amortization of $8,709 and $5,351.........................    96,643     3,639
Other......................................................     6,150     3,210
                                                             --------  --------
   Total assets............................................  $475,994  $304,124
                                                             ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and current maturities of long-term debt.....  $ 16,147  $  1,356
Accounts payable...........................................    11,896    10,384
Income taxes payable.......................................       407     2,323
Accrued liabilities:
 Compensation..............................................    75,866    35,212
 Payroll taxes.............................................    41,393    20,546
 Other.....................................................    39,081    21,910
                                                             --------  --------
   Total current liabilities...............................   184,790    91,731
Deferred compensation......................................    37,483    33,531
Long-term debt.............................................    16,916     2,360
Other......................................................     2,361     1,775
                                                             --------  --------
   Total liabilities.......................................   241,550   129,397
                                                             --------  --------
Non-controlling shareholders' interest.....................     3,220     2,041
                                                             --------  --------
Shareholders' equity:
 Common stock, no par value-authorized 150,000 shares,
  36,748 and 35,633 shares issued and outstanding..........   283,277   253,021
 Deficit...................................................   (35,615)  (66,426)
 Accumulated other comprehensive loss......................    (7,300)   (2,360)
                                                             --------  --------
   Shareholders' equity....................................   240,362   184,235
 Less: Notes receivable from shareholders..................    (9,138)  (11,549)
                                                             --------  --------
   Total shareholders' equity..............................   231,224   172,686
                                                             --------  --------
   Total liabilities and shareholders' equity..............  $475,994  $304,124
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Fiscal Year Ended April
                                                               30,
                                                    ---------------------------
                                                      2000     1999      1998
                                                    -------- --------  --------
Revenue............................................ $500,743 $356,075  $300,954
Compensation and benefits..........................  298,908  226,568   197,790
General and administrative expenses................  147,030   94,860    87,797
Non-recurring charges..............................            89,202
Interest income and other income, net..............    7,402    4,178     2,823
Interest expense...................................    4,436    4,463     4,234
                                                    -------- --------  --------
  Income (loss) before provision for income taxes
   and non-controlling shareholders' interest......   57,771  (54,840)   13,956
Provision for income taxes.........................   24,126    9,026     6,687
Non-controlling shareholders' interest.............    2,834    2,560     2,025
                                                    -------- --------  --------
  Net income (loss)................................ $ 30,811 $(66,426) $  5,244
                                                    ======== ========  ========
Basic earnings (loss) per common share............. $   0.85 $  (2.37) $   0.24
                                                    ======== ========  ========
Basic weighted average common shares outstanding...   36,086   28,086    21,885
                                                    ======== ========  ========
Diluted earnings (loss) per common share........... $   0.82 $  (2.37) $   0.23
                                                    ======== ========  ========
Diluted weighted average common shares
 outstanding.......................................   37,680   28,086    23,839
                                                    ======== ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                         Allocation of
                                                            Accumulated  Shareholders'
                          Preferred             Retained       Other       Equity to
                         Stock Series  Common   Earnings   Comprehensive  Redeemable   Shareholders' Comprehensive
                             A&B       Stock    (Deficit)  Income (Loss)     Stock        Equity     Income (Loss)
                         ------------ --------  ---------  ------------- ------------- ------------- -------------
Balance as of April 30,
 1997...................     $13      $ 11,448  $ 48,771      $(4,081)     $(53,528)     $  2,623
  Purchase of stock.....                (3,150)                               2,916          (234)
  Issuance of stock.....                 8,635                               (8,635)
Comprehensive Income:
  Net income............                           5,244                     (5,005)          239      $  5,244
  Foreign currency
   translation
   adjustments..........                                         (761)          726           (35)         (761)
                                                                                                       --------
Comprehensive income....                                                                               $  4,483
                             ---      --------  --------      -------      --------      --------      ========
Balance as of April 30,
 1998...................      13        16,933    54,015       (4,842)      (63,526)        2,593
  Purchase of stock.....     (13)      (22,569)                                           (22,582)
  Issuance of stock.....               160,198                                            160,198
  Initial public
   offering related
   charge...............                49,286                                             49,286
  Release of book value
   restriction..........                49,173   (54,015)       4,842        63,526        63,526
Comprehensive Income:
  Net loss..............                         (66,426)                                 (66,426)     $(66,426)
  Foreign currency
   translation
   adjustments..........                                       (2,360)                     (2,360)       (2,360)
                                                                                                       --------
Comprehensive loss......                                                                               $(68,786)
                             ---      --------  --------      -------      --------      --------      ========
Balance as of April 30,
 1999...................               253,021   (66,426)      (2,360)                    184,235
  Purchase of stock.....                  (964)                                              (964)
  Issuance of stock.....                31,220                                             31,220
Comprehensive Income:
  Net income............                          30,811                                   30,811      $ 30,811
  Foreign currency
   translation
   adjustments..........                                       (4,940)                     (4,940)       (4,940)
                                                                                                       --------
Comprehensive income....                                                                               $ 25,871
                             ---      --------  --------      -------      --------      --------      ========
Balance as of April 30,
 2000...................              $283,277  $(35,615)     $(7,300)                   $240,362
                             ===      ========  ========      =======      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Fiscal Year Ended April 30,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Cash from operating activities:
  Net income (loss).............................  $  30,811  $(66,426) $  5,244
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation................................      9,975     8,090     6,552
    Amortization................................      3,358     1,169     1,165
    Provision for doubtful accounts.............     11,858     6,128     2,427
    Cash surrender value and benefits in excess
     of premiums paid...........................     (1,371)   (5,399)   (1,767)
    Deferred income tax benefit.................     (1,463)   (2,998)   (4,612)
    Tax benefit from exercise of stock options..      2,837
    Non-recurring initial public offering
     charges....................................               79,300
    Other non-recurring charges.................                5,344
  Change in other assets and liabilities, net of
   acquisitions:
    Deferred compensation.......................      5,400     4,560     6,876
    Receivables.................................    (53,859)  (11,349)   (9,996)
    Prepaid expenses............................     (1,717)      529      (507)
    Income taxes................................     (3,869)   (3,219)    1,469
    Accounts payable and accrued liabilities....     71,493    23,249     9,678
    Non-controlling shareholders' interest and
     other, net.................................        800      (316)    1,953
                                                  ---------  --------  --------
      Net cash provided by operating
       activities...............................     74,253    38,662    18,482
                                                  ---------  --------  --------
Cash from investing activities:
  Purchases of property and equipment...........    (22,875)   (8,102)   (9,903)
  Purchases of marketable securities............    (31,050)  (30,057)
  Business acquisitions, net of cash acquired...    (42,613)   (1,323)
  Premiums on life insurance, net of benefits
   received.....................................    (10,611)  (12,421)  (12,408)
  Redemption of guaranteed investment
   contracts....................................                1,746     1,949
  Sale of interest in affiliates................                2,308       473
                                                  ---------  --------  --------
      Net cash used in investing activities.....   (107,149)  (47,849)  (19,889)
                                                  ---------  --------  --------
Cash from financing activities:
  Increase (decrease) on bank borrowings........               (5,000)    2,000
  Payment of debt...............................     (2,118)   (3,737)   (1,957)
  Borrowings under life insurance policies......      3,324     5,956     5,358
  Purchase of common and preferred stock and
   payments on related notes....................       (964)  (23,777)   (2,761)
  Issuance of common stock and receipts on
   shareholders' notes..........................      8,427   150,888     6,588
  IPO related non-recurring charges.............              (31,400)
                                                  ---------  --------  --------
      Net cash provided by financing
       activities...............................      8,669    92,930     9,228
                                                  ---------  --------  --------
Effect of exchange rate changes on cash flows...     (2,539)   (2,360)     (761)
                                                  ---------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................    (26,766)   81,383     7,060
Cash and cash equivalents at beginning of the
 period.........................................    113,741    32,358    25,298
                                                  ---------  --------  --------
Cash and cash equivalents at end of the period..  $  86,975  $113,741  $ 32,358
                                                  =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2000
                (dollars in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

 Nature of Business

   Korn/Ferry International, a Delaware corporation, and its subsidiaries are engaged in the business of providing executive recruitment, Internet-based middle-management recruitment, through Futurestep, and consulting and related services globally on a retained basis.

 Basis of Presentation

   The consolidated financial statements include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.

 Reclassifications

   Certain prior year reported amounts have been reclassified in order to conform to the current year consolidated financial statement presentation.

 Revenue Recognition

   Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, consulting and related services. Fee revenue is recognized as services are substantially rendered, generally over a ninety day period commencing in the month of initial acceptance of a search engagement. The Company generally bills clients in three monthly installments over this period. Reimbursable expenses included in revenue, represent specifically identified and allocated costs related to professional services that are billed to clients.

 Translation of Foreign Currencies

   Generally, financial results of our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenues and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income.

   Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Net foreign currency transaction and translation losses, on an after tax basis, included in net earnings, were $1,710, $612 and $541 in fiscal 2000, 1999 and 1998, respectively.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


 Cash Flows

   Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

   Net cash from operating activities includes cash payments for interest of $3,591, $4,339 and $4,381 in fiscal 2000, 1999 and 1998, respectively. Cash payments for income taxes, net of refunds, amounted to $27,284, $14,989 and $9,830 in fiscal 2000, 1999 and 1998, respectively.

 Marketable Securities

   All marketable securities are accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates this classification at each balance sheet date. The securities have original maturities ranging from May 2000 through October 2001 and are classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of shareholders' equity. At April 30, 2000, the estimated fair value of the investments approximated the amortized cost and, therefore, there were no significant unrealized gains or losses. Investments in marketable securities consisted of the following:

                                           As of April 30,   As of April 30,
                                                2000              1999
                                          ----------------- -----------------
                                          Current Long-term Current Long-term
                                          ------- --------- ------- ---------
   U.S. Treasury and government
    securities........................... $ 1,996           $13,939  $  496
   Short term municipals.................  41,150
   Municipals auction preferred..........   5,000
   Corporate auction preferred...........   5,400
   Certificate of deposits...............   3,998             3,996
   Commercial paper......................   1,506             3,904
   Asset-backed securities...............     928  $1,129             7,722
                                          -------  ------   -------  ------
     Marketable securities............... $59,978  $1,129   $21,839  $8,218
                                          =======  ======   =======  ======

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


 Property and Equipment

   Property and equipment is carried at cost, less accumulated depreciation. Leasehold improvements are amortized over the useful life of the asset, or the lease term, whichever is less, using the straight-line method. Software development costs are capitalized and, once placed in service, amortized using the straight-line method over the estimated useful life, generally five years. All other property and equipment is depreciated or amortized over the estimated useful lives of three to ten years, using the straight-line method.

 Goodwill and Other Intangibles

   Goodwill represents the excess of the acquisition cost over the net assets acquired in business combinations and is amortized primarily on a straight-line basis over the estimated useful life, currently five to fifteen years. Other intangibles arising from business acquisitions include contractual obligations contingent upon future performance and are amortized on a straight-line basis over the contractual period.

   The Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and writes down recorded costs of the assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher.

 New Accounting Pronouncements

   During 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by the Company as of May 1, 2001. The Company does not expect that the adoption of this standard will have an impact on the consolidated financial statements or require additional disclosure since the Company does not currently utilize derivative instruments or participate in structured hedging activities.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted SOP 98-1 in fiscal 2000. The adoption of this standard did not have a material effect on the consolidated financial statements or the Company's capitalization policy.

   The Emerging Issues Task Force ("EITF") of the FASB reached a consensus in March 2000 on Issue No: 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs." EITF 00-2 provides guidance over accounting for web site development costs similar to the requirements of SOP 98-1 and is effective for fiscal quarters beginning after June 30, 2000 with earlier application encouraged. The Company plans to adopt EITF 00-2 in the first fiscal quarter of 2001 and does not expect that adoption of this standard will have a material effect on the consolidated financial statements.

2. Initial Public Offering of Common Stock

   In February 1999, the Company completed the initial public offering ("IPO") of an aggregate of 11.8 million shares of common stock at $14.00 per share, of which 10.0 million shares were sold by the Company and 1.8 million

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)

shares were sold by selling shareholders, resulting in net proceeds (after deducting underwriting discounts and other expenses payable by the Company) of $124.3 million to the Company and $24.4 million to the selling shareholders. The Company's common stock is traded on the New York Stock Exchange under the symbol "KFY." The Company also received approximately $3.0 million from the repayment by certain selling shareholders of loans from the Company to those selling shareholders.

   In fiscal 1999, the Company used $14.4 million of the net proceeds to repay its term loan and all outstanding indebtedness under the Company's credit facilities, $25.7 million to complete the redemption by the Company of certain shares of its capital stock, primarily shares owned by certain shareholders under the terms of a 1994 stock redemption agreement, $1.4 million to redeem the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock rights. The Company used the remaining proceeds of $81.5 million in fiscal 2000 for acquisitions, the expansion of Futurestep, and continued development of technology, information systems and infrastructure.

3. Basic and Diluted Earnings (Loss) Per Share

   Basic earnings (loss) per common share ("basic EPS") was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share ("diluted EPS") was determined by dividing the net income
(loss) by the weighted average number of common shares outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income or loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

                                                Fiscal year ended April 30,
                          -------------------------------------------------------------------------
                                   2000                     1999                      1998
                          ----------------------- -------------------------  ----------------------
                                  Weighted  Per             Weighted  Per           Weighted  Per
                                  Average  Share            Average  Share          Average  Share
                          Income   Shares  Amount  (Loss)    Shares  Amount  Income  Shares  Amount
                          ------- -------- ------ --------  -------- ------  ------ -------- ------
Basic EPS
Income (loss) available
 to common
 shareholders...........  $30,811  36,086  $0.85  $(66,426)  28,086  $(2.37) $5,244  21,885  $0.24
                                           =====                     ======                  =====
Effect of dilutive
 securities
Shareholder common stock
 purchase commitments...              373                                               318
Stock options...........            1,221
Phantom stock units.....                                                        161   1,219
Stock appreciation
 rights.................                                                         14     417
                          -------  ------         --------   ------          ------  ------
Diluted EPS
Income (loss) available
 to common shareholders
 plus assumed
 conversions............  $30,811  37,680  $0.82  $(66,426)  28,086  $(2.37) $5,419  23,839  $0.23
                          =======  ======  =====  ========   ======  ======  ======  ======  =====

   The share amounts in the table above reflect a four-to-one stock split approved by the Board of Directors ("the Board") in July 1998. The Company filed an amendment to the existing Articles of Incorporation to increase the authorized capital stock and effect the four-to-one split of the common stock in February 1999. The financial statements have been retroactively restated for the effects of this transaction.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)

4. Stock Option Plans

   In July 1998, the Company adopted the Performance Award Plan (the "Plan") to provide a means to attract, motivate, reward and retain talented and experienced officers, non-employee directors, other key employees and certain other eligible persons who may be granted awards from time to time by the Board or, if authorized, the Compensation Committee, or, for non-employee directors, under a formula provided in the Plan. The maximum number of shares of common stock reserved for issuance is seven million, subject to adjustment for certain changes in the Company's capital structure and other extraordinary events. Shares subject to awards that are not paid for or exercised before they expire or are terminated are available for other grants under the Plan to the extent permitted by law. The Plan is not exclusive. The Board may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

   Awards under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), limited SARs, restricted stock, performance shares, stock bonuses, or cash bonuses based on performance. The maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of award, subject to provisions for further deferred payment in certain circumstances. Awards may be granted individually or in combination with other awards. No incentive stock option may be granted at a price that is less than the fair market value of the common stock (110% of fair market value of the common stock for certain participants) on the date of grant. Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Typically, the participant may vote restricted stock, but any dividend on restricted shares will be held in escrow subject to forfeiture until the shares have vested. No more than 350,000 shares will be available for restricted stock awards, subject to exceptions for restricted stock awards based on past service, deferred compensation and performance awards. No awards other than stock options have been granted under the Plan in fiscal 2000.

   The maximum number of shares subject to awards (either performance or otherwise) that may be granted to an individual in the aggregate in any one calendar year is 1,050,000. A non-employee director may not receive awards of more than 50,000 shares in the aggregate in any one calendar year. With respect to cash-based performance awards, no more than $2.5 million per year, per performance cycle may be awarded to any one individual. No more than one performance cycle may begin in any one year with respect to cash-based performance awards.

   Under the Plan, each director who is not an officer or employee (a "Non-Employee Director") is automatically granted a nonqualified stock option to purchase 2,000 shares of common stock when the person takes office and on the day of each annual shareholders meeting in each calendar year beginning in 1999, at an exercise price equal to the market price of the common stock at the close of trading on that date. Non-Employee Directors may also be granted discretionary awards. All automatically granted Non-Employee Director stock options will have a ten-year term and will be immediately exercisable. If a Non-Employee Director's services are terminated for any reason, any automatically granted stock options held by such Non-Employee Director that are exercisable will remain exercisable for twelve months after such termination of service or until the expiration of the option term, whichever occurs first. In fiscal 2000, the Company granted 8,000 stock options to Non-Employee Directors.

   The Company issued 2,063,750 stock options to certain employees effective as of the IPO date. These options vest ratably over a three year period and have a seven year term. In April 1999, the Company granted, as performance awards, seven-year stock options for 1,510,350 shares of common stock that will vest in equal installments over three years. The weighted average fair value of options granted during fiscal 1999 is $9.67 per share. The weighted average remaining contractual term of all outstanding options at April 30, 1999 was approximately 6.9 years. No options were exercisable as of April 30, 1999.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


   The status of the Company's stock option plans is summarized below:

                                                     Number of       Weighted
                                                       Shares        Average
                                                   (in thousands) Exercise Price
                                                   -------------- --------------
   Granted in fiscal 1999.........................     3,574          $13.76
   Canceled/forfeited.............................        (2)          14.00
                                                       -----          ------
   Outstanding at May 1, 1999.....................     3,572           13.76
   Granted........................................       897           25.30
   Exercised......................................      (443)          13.89
   Canceled/forfeited.............................      (197)          14.81
                                                       -----          ------
   Outstanding at April 30, 2000..................     3,829          $16.40
                                                       =====          ======

   In June 2000, the Board approved the issuance of additional options under the Plan with a grant date of June 6, 2000, a fair value per share of $17.05 and an exercise price per share equal to the closing market price on the date of the grant of $22.00. The Company plans to issue approximately 2.5 million options under this award in the first quarter of fiscal 2001.

   The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations to account for its stock-based compensation arrangements. Under APB 25, no compensation expense is recognized for stock option awards granted at or above fair market value.

   The following table presents pro forma information regarding net income and earnings per share determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation".

                                                                Fiscal Year
                                                              Ended April 30,
                                                              ----------------
                                                               2000     1999
                                                              ------- --------
   Net earnings (loss)
    As reported.............................................. $30,811 $(66,426)
    Pro forma................................................  22,849  (67,307)
   Basic earnings (loss) per share
    As reported..............................................    0.85    (2.37)
    Pro forma................................................    0.63    (2.40)
   Dilutive earnings (loss) per share
    As reported..............................................    0.82    (2.37)
    Pro forma................................................    0.61    (2.40)

   The weighted average fair value of options granted during fiscal 2000, estimated at the date of grant using a Black-Scholes option pricing model was $17.99. The fair value of options granted in fiscal 2000 was estimated on the date of grant using the following assumptions: average risk-free interest rate of 6.33%, dividend rate of zero, expected volatility of 55.3% and expected option life ranging from five to nine years. The weighted average fair value of options granted during fiscal 1999, estimated at the date of the grant using a Black-Scholes option pricing model, was $9.67 per share. The fair value of options granted in fiscal 1999 was estimated on the date of grant using the following assumptions: average risk-free interest rate of 5.18%, dividend rate of zero, expected volatility of 62.4% and expected option life ranging from seven to ten years.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


   Summary information about the Company's stock options outstanding at April 30, 2000 is presented in the following table:

                        Options Outstanding                     Options Exercisable
        ----------------------------------------------------- -----------------------
                                         Weighted
                                          Average    Weighted                Weighted
                                         Remaining   Average                 Average
          Range of         Number       Contractual  Exercise     Number     Exercise
       Exercise Price    Outstanding   Life in years  Price    Exercisable    Price
      ----------------  -------------  ------------- -------- -------------- --------
                        (in thousands)                        (in thousands)
      $ 8.40 to $12.60         16           9.0       $11.81
       12.60 to  16.80      3,163           7.0        13.75       818        $13.69
       16.80 to  21.00         17           9.4        17.67
       21.00 to  25.20         98           9.6        22.69
       25.20 to  29.40         26           9.9        26.35
       29.40 to  33.60        391           9.6        29.87
       33.60 to  37.80        101           9.7        34.82
       37.80 to  42.00         17           9.8        42.00
        -------------       -----           ---       ------       ---        ------
      $ 8.40 to $42.00      3,829           7.5       $16.40       818        $13.69
        -------------       -----           ---       ------       ---        ------

5. One-time Non-recurring Charges

   At the completion of the IPO in February 1999, the Company recognized a non-recurring compensation and benefits expense of $79.3 million, comprised of
(a) $49.3 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the IPO and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by the Company of certain shares of its capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement and
(c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights.

   Additionally, the Company completed an evaluation of its worldwide operations and revenue, compensation costs and other operating expenses for each of its offices and geographic locations in the fourth quarter of fiscal 1999. The Company conducted the evaluation in order to identify, and eventually eliminate, existing inefficiencies and excess costs and to better align and enhance the competitive position of the Company within each region. The Company assessed staff levels and office needs based on individual performance and the economic conditions and the outlook in each region. The Company identified 50 employees that were terminated and three underperforming European offices that were downsized or relocated to more efficient premises. As a result of this analysis, a non-recurring charge to earnings of $7.0 million for severance and benefit costs related to staff downsizing was recognized in fiscal 1999. This expense is comprised of a $3.2 million non-cash charge to earnings related to the release of existing book value stock repurchase requirements for nine of the terminated employees and $3.8 million for severance and benefit payments for the terminated employees, of which $3.1 million was paid as of April 30, 1999. The Company also recognized a non-recurring charge of $0.3 million, of which $0.2 million was paid as of April 30, 1999, for lease renegotiation and other relocation costs in fiscal 1999. There were no additional charges to earnings related to these items in fiscal 2000.

   In fiscal 1999, the Company also recognized a non-recurring charge of $2.6 million in connection with the resignation of the former President and Chief Executive Officer. This charge was comprised of $1.5 million for compensation and other amounts payable over the next seven months, of which $0.8 million and $0.7 million was

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)

paid in fiscal 2000 and 1999, respectively, and a $1.1 million non-cash charge to earnings representing the difference between the then current book value and the appraised value of 165,168 common shares he retained subsequent to his resignation.

6. Shareholders Agreements and Supplemental Information Regarding Book Value Per Share

   From fiscal 1991 to 1999, eligible executives of Korn/Ferry International had the opportunity to purchase shares of common stock at book value and were required to sell their shares of common stock to the Company at book value upon termination of their employment under stock purchase and repurchase agreements collectively referred to as the Equity Participation Program ("EPP"). Shares subject to book value repurchase agreements are classified as mandatorily redeemable common stock in the consolidated balance sheets. For purposes of EPP purchases and sales, book value per share, adjusted for the four-to-one stock split, was $2.79 at April 30, 1998. The EPP book value calculation excludes the effect of the Series A preferred stock and shareholder notes related to common stock purchases. On May 1, 1998, the Company issued 3,016,000 shares at the book value of $2.79 per share. The Company repurchased a total of 2,646,000 shares in fiscal 1999 all at book value.

   The Board approved the Supplemental Equity Participation Program (the "Supplemental EPP") in July 1998, effective May 2, 1998, that provides for the issuance and repurchase of shares of common stock at fair value. The Company issued 110,000 shares of common stock at the fair market value of $10.98 per share, appraised as of June 30, 1998 and ceased enrollment of executives in the Supplemental EPP as of August 17, 1998. In November 1998, the Company adopted the Interim Equity Executive Participation Program (the "Interim EPP") in order to permit persons promoted to vice president and other persons hired as vice presidents of the Company between August 18, 1998 and December 30, 1998 to purchase shares of common stock at $9.69 per share, the fair market value as of December 30, 1998. The Company issued 438,000 shares under the Interim EPP.

   In fiscal 1999, the Company terminated its Phantom Stock Plan, established in 1988, and Stock Right Plan, established in 1992 ("these Plans"), in contemplation of the IPO. These Plans provided benefits, to certain key employees and other employees selected by a committee of the Board, substantially identical to ownership of the Company's common stock, excluding voting rights. Compensation expense, recognized based on the change in the book value of the common stock since the grant date, was $279 in fiscal 1998.

   Based on the book value of a share of common stock at April 30, 1998 of $2.79, the participants in these Plans could elect to receive a cash payment or shares of common stock in exchange for an aggregate of 276,000 phantom stock units and 114,000 stock rights outstanding as of June 30, 1998, the effective date of termination of these Plans. The Company issued 1,551,000 shares of common stock (reflecting the four-to-one stock split in July 1998) in connection with the termination of these Plans to all but one participant and recognized a non-recurring compensation and benefits expense of $12,700 at completion of the IPO, representing the excess of the fair market value over the book value of the shares issued in the conversion.

   The repurchase agreements under the EPP, Supplemental EPP and Interim EPP were amended upon consummation of the IPO to permit employee shareholders to sell their shares in the public market, subject to a liquidity schedule that provides for releases over a four year period in the number of shares that can be sold. As a result, all remaining shares previously classified as mandatorily redeemable were reclassified to common stock.

   As of April 30, 2000 and 1999, notes receivable from shareholders for common stock purchases were $7,221 and $10,679, respectively. The Company issued common stock in exchange for notes receivable from shareholders of $9,262 and $6,184 in fiscal 1999 and 1998, respectively. The Company issued no new common stock in exchange for notes receivable from shareholders in fiscal 2000. The notes receivable are secured by the common stock purchased, bear interest at primarily 8% and require annual payments of principal and interest through 2004.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


7. Employee Profit-Sharing and Benefit Plans

   The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $3,027, $2,622 and $2,400 for fiscal 2000, 1999 and 1998, respectively. Non-U.S. employees are covered by a variety of pension plans that are applicable to the countries in which they work. The contributions for these plans are determined in accordance with the legal requirements in each country and generally are based on the employees' annual compensation.

8. Deferred Compensation and Life Insurance Contracts

   The Company has established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.

   The Enhanced Wealth Accumulation Plan ("EWAP") was established in fiscal 1994. Certain vice presidents elect to participate in a "deferral unit" that requires the contribution of current compensation for an eight year period in return for defined benefit payments from the Company over a fifteen year period generally at retirement at age 65 or later. Participants may acquire additional "deferral units" every five years.

   The EWAP replaced the Wealth Accumulation Plan ("WAP") in fiscal 1994 and executives who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement at age 65.

   The Company also maintains a Senior Executive Incentive Plan ("SEIP") for participants elected by the Board. Generally, to be eligible, the vice president must be participating in the EWAP. Participation in the SEIP requires the vice president to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period at age 65, or retirement.

   The Worldwide Executive Benefit Plans ("WEB") are designed to integrate with government sponsored benefits and provide a monthly benefit to vice presidents and shareholders upon retirement from the Company. Each year a plan participant accrues and is fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant's term of employment, up to a maximum of 20 years, multiplied by the participant's highest average monthly salary during any 36 consecutive months in the final 72 months of active full-time employment.

   In fiscal 1998, certain employees elected to defer a portion of their compensation, amounting to approximately $2.5 million, into a new deferred compensation plan established by the Company. This plan was terminated in fiscal 1999, and as required by the agreement, the employees received their deferred compensation plus interest at our average monthly bank borrowing rate, ranging from 6.4% to 8.0% at April 30, 1999 and 1998, respectively.

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                (dollars in thousands, except per share amounts)

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

   As of April 30, 2000 and 1999, the Company had unrecognized losses related to these deferred compensation plans of $5,244 and $7,728 due to changes in assumptions of the discount rate used for calculating the accruals for future benefits. The Company amortizes unrecognized losses over the average remaining service period of active participants. The discount rate was 7.75% and 7.50% in fiscal 2000 and 1999, respectively.

   Following is a reconciliation of the benefit obligation for the deferred compensation plans:

                                                                Fiscal
                                                         Year Ended April 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Benefit obligation at beginning of year.............. $   34,586  $   35,362
   Service cost.........................................      3,177       3,498
   Interest cost........................................        927       1,650
   Plan participants' contributions.....................      2,071       3,233
   Recognized loss due to change in assumption..........        436         555
   Benefits paid........................................     (2,611)     (9,712)
                                                         ----------  ----------
   Benefit obligation at end of fiscal year............. $   38,586  $   34,586
   Less: current portion of benefit obligation..........     (1,103)     (1,055)
                                                         ----------  ----------
   Long-term benefit obligation at end of year.......... $   37,483  $   33,531
                                                         ==========  ==========

   The Company purchased COLI contracts insuring participants and former participants. The gross CSV of these contracts of $95,560 and $84,628 is offset by outstanding policy loans of $44,928 and $42,655, on the accompanying consolidated balance sheets as of April 30, 2000 and 1999, respectively.

   Total death benefits payable under COLI contracts were $257,878 and $248,605 at April 30, 2000 and 1999, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for deferred compensation plans. As of April 30, 2000, COLI contracts with a net cash surrender value of $43,762 and death benefits payable of $190,556 were held in trust for these purposes.

9. Notes Payable and Long-Term Debt

   At April 30, 2000, the Company maintained a $50.0 million unsecured bank revolving line of credit facility. Borrowings on the line of credit bear interest at various rates based on either a LIBOR index plus 1.4% or the bank's prime lending rate, which were 7.75% and 9.0%, respectively, at April 30, 2000. There was no outstanding balance under the revolving line of credit as of April 30, 2000.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)

   The Company's long-term debt consists of the following:

                                                             As of April 30,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
   Unsecured subordinated notes payable to shareholders due
    through 2004, bearing interest at various rates up to
    8.75%................................................... $ 31,664  $ 3,716
   Term loan due to bank on December 31, 2000 bearing
    interest at various rates ranging from 3.9% to 5.2%.....    1,399
                                                             --------  -------
     Total debt.............................................   33,063    3,716
   Less: current maturities of long-term debt...............  (16,147)  (1,356)
                                                             --------  -------
     Long-term debt......................................... $ 16,916  $ 2,360
                                                             ========  =======

   The Company issued notes payable to shareholders of $30,439 related to the acquisition of businesses in fiscal 2000 and $1,620 for the purchase of common stock in fiscal 1999.

   Annual maturities of long-term debt for the five fiscal years subsequent to April 30, 2000 are: $16,147 in 2001, $8,806 in 2002, $8,028 in 2003 and $82 in
2004.

   The Company also has outstanding borrowings against the CSV of COLI contracts of $44,928 and $42,655 at April 30, 2000 and 1999, respectively. These borrowings are secured by the CSV, principal payments are not scheduled and interest is payable at least annually, at various variable rates. (See
Note 8).

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

   The provision (benefit) for domestic and foreign income taxes is comprised of the following components:

                                                      Fiscal Year Ended April
                                                                30,
                                                      -------------------------
                                                       2000     1999     1998
                                                      -------  -------  -------
   Current income taxes:
    Federal.......................................... $12,419  $ 1,474  $ 2,953
    State............................................   4,583      407    1,022
                                                      -------  -------  -------
     Total...........................................  17,002    1,881    3,975
                                                      -------  -------  -------
   Deferred income taxes:
    Federal..........................................  (1,097)  (2,248)  (3,458)
    State............................................    (366)    (750)  (1,154)
                                                      -------  -------  -------
     Total...........................................  (1,463)  (2,998)  (4,612)
                                                      -------  -------  -------
   Foreign income taxes..............................   8,587   10,143    7,324
                                                      -------  -------  -------
     Provision for income taxes...................... $24,126  $ 9,026  $ 6,687
                                                      =======  =======  =======

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


   The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes were as follows:

                                                      Fiscal Year Ended April
                                                                30,
                                                      -------------------------
                                                       2000     1999     1998
                                                      ------- --------  -------
   Domestic.........................................  $36,589 $(80,544) $(4,635)
   Foreign..........................................   21,182   25,704   18,591
                                                      ------- --------  -------
     Income (loss) before provision for income taxes
      and minority interest.........................  $57,771 $(54,840) $13,956
                                                      ======= ========  =======

   The Company has not provided for deferred income taxes on undistributed earnings of foreign subsidiaries considered permanently invested in these entities.

   The income tax provision stated as a percentage of pretax income, excluding $76,331 of non-recurring charges in fiscal 1999 that are not tax deductible, was different than the amount computed using the U.S. statutory federal income tax rate for the reasons set forth in the following table:

                                 Fiscal Year
                               Ended April 30,
                               -------------------
                               2000   1999   1998
                               ----   ----   -----
   U.S. federal statutory tax
    rate.....................  35.0 % 35.0 %  35.0 %
   Foreign source dividend
    income...................   9.1   12.7    30.6
   Foreign income tax credits
    utilized.................  (7.3)  (8.5)  (21.5)
   Income subject to higher
    (lower) foreign tax
    rates....................   2.1    5.3     5.9
   COLI CSV increase, net....  (3.0)  (7.0)   (5.4)
   Other.....................   5.9    4.5     3.3
                               ----   ----   -----
     Effective tax rate......  41.8 % 42.0 %  47.9 %
                               ====   ====   =====

   The significant components of deferred tax assets and liabilities are as follows:

                                                               As of April 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Deferred income tax assets (liabilities):
    Deferred compensation..................................... $15,519  $14,031
    Accrued operating expenses................................   5,390    5,430
    Other accrued liabilities.................................  (2,170)  (1,686)
    Property and equipment....................................   1,332      832
    Other (foreign)...........................................   1,533     (425)
                                                               -------  -------
     Deferred income tax asset................................ $21,604  $18,182
                                                               =======  =======

   Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Management believes that all of the deferred income tax asset will be realizable. However, the amount of the deferred income tax asset considered realizable could be reduced if the estimates of amounts and/or the timing of future taxable income are revised.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


11. Business Segments

   The Company operates two global business segments in the retained executive recruitment industry. These business segments, executive recruitment and Futurestep, are distinguished primarily by the method used to identify candidates and the candidates' level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president and Futurestep's worldwide operations are managed by a Chief Executive Officer (CEO). A summary of the Company's operations by business segment and geographic area follows:

                                                      Fiscal Year Ended April
                                                                30,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Revenue:
   Executive recruitment:
     North America.................................. $271,313 $185,525 $154,903
     Europe.........................................  112,045  101,515   81,543
     Asia/Pacific...................................   48,603   35,024   34,411
     Latin America, including Mexico................   30,488   29,673   30,097
   Futurestep.......................................   38,294    4,338
                                                     -------- -------- --------
       Total revenue................................ $500,743 $356,075 $300,954
                                                     ======== ======== ========

                                                    Fiscal Year Ended April
                                                              30,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Operating profit (loss):
   Executive recruitment:
     North America................................ $ 52,783  $(56,394) $ 10,138
     Europe.......................................   13,034     3,817      (540)
     Asia/Pacific.................................    5,174     2,684       620
     Latin America, including Mexico..............    7,692     7,916     5,973
   Futurestep.....................................  (23,878)  (12,578)     (824)
                                                   --------  --------  --------
       Total operating profit (loss).............. $ 54,805  $(54,555) $ 15,367
                                                   ========  ========  ========
                                                        As of April 30,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
   Identifiable assets:
   Executive recruitment:
     North America (1)............................ $285,474  $208,627  $100,842
     Europe.......................................   91,790    54,910    40,600
     Asia/Pacific.................................   33,376    20,209    18,529
     Latin America, including Mexico..............   18,631    17,104    16,400
   Futurestep.....................................   46,723     3,274
                                                   --------  --------  --------
       Total identifiable assets.................. $475,994  $304,124  $176,371
                                                   ========  ========  ========

--------
(1) North America executive recruitment includes the Corporate office identifiable assets of $144,739, $144,771 and $34,162 in fiscal 2000, 1999 and 1998, respectively.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                (dollars in thousands, except per share amounts)

   A summary of Futurestep's revenue by geographic area follows:

                                                                   Fiscal Year
                                                                   Ended April
                                                                       30,
                                                                  --------------
                                                                   2000    1999
                                                                  ------- ------
   Revenue:
     North America............................................... $20,595 $4,338
     Europe......................................................  15,445
     Asia/Pacific................................................   2,254
                                                                  ------- ------
       Total revenue............................................. $38,294 $4,338
                                                                  ======= ======

   Futurestep's identifiable assets at April 30, 2000 by geographic area were:
$9,856 in North America, $33,548 in Europe and $3,319 in Asia/Pacific.

   The Company's clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company's revenue during fiscal 2000, 1999 or 1998.

12. Acquisitions and Divestitures

   During fiscal 2000, the Company completed a total of ten acquisitions: seven executive recruitment firms in North America, including three in Canada; one in Europe; and one in Asia/Pacific. The aggregate purchase price of these acquisitions was $84.5 million, consisting of the Company's stock valued at $21.8 million, notes payable of $31.8 million, cash of $22.8 million and accrued liabilities of $8.1 million. In addition, Futurestep completed the acquisition of the executive search and selection business of the PA Consulting Group with operations in Europe and Asia/Pacific for $19.8 million payable in cash and $1.7 million payable as deferred compensation over a three year period. These acquisitions were accounted for under the purchase method and resulted in $98.1 million of intangible assets, primarily goodwill. The operating results of these entities, including executive recruitment and Futurestep revenue of $24.2 million and $7.3 million, respectively, have been included in the consolidated financial statements from their acquisition dates.

   Effective in May 1998, the Company acquired Didier, Vuchot & Associates in France for approximately six million dollars in cash, notes and mandatorily redeemable stock of a subsidiary of the Company. The stock of the subsidiary is exchangeable for common stock upon the achievement of certain performance targets over a four year period from the acquisition date. Stock not exchanged is mandatorily redeemable for a nominal amount at the end of the period. The acquisition was accounted for as a purchase. The fair market value of the net assets acquired was approximately $1.5 million. The excess of the cash and notes over this amount is related to mandatorily redeemable stock of the subsidiary, is contingent upon future performance and will be recognized as compensation expense when earned.

   Effective in June 1998, the Company acquired all of the outstanding shares of Ray and Berndston SA in Switzerland for $3.6 million in cash, notes and common stock of Korn/Ferry International. The acquisition was accounted for as a purchase. The fair market value of the net assets acquired was approximately $594. The excess of cash and notes over this amount, approximately $1.4 million, related to employment contracts that are contingent upon future performance and will be recognized as compensation expense as earned. The purchase price in excess of these amounts has been allocated to goodwill.

   Effective in February 1996, the Company divested its 47% interest in Strategic Compensation Associates for a cash payment of $357 and notes receivable of $3,215. The outstanding balance of notes receivable at April 30, 1998 of $2,308 was paid in full in December 1998.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

               (dollars in thousands, except per share amounts)


   The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company and the ten and two acquisitions for fiscal years 2000 and 1999, respectively, as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to these purchases. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had these companies operated as part of the Company for each of the periods presented, nor are they necessarily indicative of the results of future operations.

                                                                 Fiscal Year
                                                               Ended April 30,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Revenue................................................... $563,443 $442,695
   Net income (loss).........................................   33,700  (64,274)
   Earnings (loss) per share.................................
     Basic...................................................     0.92    (2.22)
     Diluted.................................................     0.88    (2.22)

13. Commitments and Contingencies

   The Company leases office premises and certain office equipment under leases expiring at various dates through 2010. Total rental expense for fiscal years 2000, 1999 and 1998 amounted to $23,050, $13,026 and $12,948, respectively. At April 30, 2000, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $83,833 payable as follows: $18,466 in 2001, $16,941 in 2002,
$13,912 in 2003, $9,359 in 2004, $7,501 in 2005 and $17,654 thereafter. As of
April 30, 2000, the Company has outstanding standby letters of credit of $2,072 in connection with office leases.

   In connection with a three year contract effective June 1998, for an exclusive alliance with The Wall Street Journal, Futurestep purchased approximately $3.9 and $3.0 million of advertising in fiscal 2000 and 1999, respectively. Future commitments to purchase advertising amount to $4.0 million through June 2001. In addition, the Company and Futurestep have agreed not to promote competing services during the initial term of the contract.

   Effective April and May 1999, the Company entered into employment agreements with three executive officers for initial terms through April 30, 2002 that provide certain benefits if these executives are terminated or resign under certain limited circumstances. In March 2000, the Company entered into an employment agreement with an executive officer for an initial term through April 30, 2002. The maximum amount payable under these agreements is $6.7 million and $11.4 million prior to and following a change in control, respectively. In addition, all outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

   The Company has a policy of requiring all its vice presidents to enter into a standard form of employment agreement which provides for an annual base salary and discretionary and incentive bonus payments. The Company also requires its vice presidents to agree in their employment contracts not to compete with the Company both during the term of their employment with the Company, and also for a period of one to two years after their employment with the Company ends. Furthermore, for a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of Korn/Ferry International.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Korn/Ferry International:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Korn/Ferry International and Subsidiaries (the "Company") included in this Form 10-K report and have issued our report thereon dated June 13, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II--Korn/Ferry International and Subsidiaries Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Los Angeles, California
June 13, 2000

                                  SCHEDULE II
                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to
                         Beginning  Costs and    Other               Balance at
                          of Year    Expenses   Accounts  Deductions End of Year
                         ---------- ---------- ---------- ---------- -----------
                                             (in thousands)
Allowance for Doubtful
 Accounts
  Year Ended April 30,
   2000.................   $7,847    $11,858                $7,167     $12,538
  Year Ended April 30,
   1999.................    5,390      6,128                 3,671       7,847
  Year Ended April 30,
   1998.................    3,846      2,427                   883       5,390

Reserve for Severance
 and Costs Under
 Corporate Restructuring
 Program
  Year Ended April 30,
   2000.................    1,549                            1,549
  Year Ended April 30,
   1999.................              89,202                87,653       1,549

Reserve for Acquired
 Termination Costs
  Year Ended April 30,
   2000.................                          2,520                  2,520