Form 10-Q
period 2000-07-31
KORN FERRY INTERNATIONAL
filed 2000-09-15
CIK 56679

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON SEPTEMBER 15, 2000 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.
================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________
                                   FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 2000 or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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


                                (310) 556-8503
             (Registrant's telephone number, including area code)
                               ________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)  No  ( )

   The number of shares outstanding of the Company's Common Stock as of September 13, 2000 was 37,726,268.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents


PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----

Item 1.   Financial Statements

          Consolidated Balance Sheets as of July 31, 2000 (unaudited)
            and April 30, 2000..........................................    3

          Unaudited Consolidated Statements of Operations for the
            three months ended July 31, 2000 and July 31, 1999..........    5

          Unaudited Consolidated Statements of Cash Flows  for the
            three months ended July 31, 2000 and July 31, 1999..........    6

          Unaudited Notes to Consolidated Financial Statements..........    7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................   17

SIGNATURE...............................................................   18

PART I.     FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                     ---------      ---------
                                                                                                       As of          As of
                                                                                                      July 31,       April 30,
                                                                                                        2000           2000
                                                                                                     ---------      ---------
                                                                                                    (unaudited)
                                        ASSETS
                                        ------
Cash and cash equivalents                                                                            $  66,665      $  86,975
Marketable securities                                                                                                  59,978
Receivables due from clients, net of allowance for doubtful accounts of $14,611 and $12,538            128,039        101,506
Other receivables                                                                                        8,819          8,112
Deferred income taxes                                                                                    4,086          3,814
Prepaid expenses                                                                                        10,124          7,453
                                                                                                     ---------      ---------
          Total current assets                                                                         217,733        267,838
                                                                                                     ---------      ---------
Property and equipment:
  Computer equipment and software                                                                       34,892         32,532
  Furniture and fixtures                                                                                21,164         18,175
  Leasehold improvements                                                                                16,297         15,304
  Automobiles                                                                                            1,943          1,793
                                                                                                     ---------      ---------
                                                                                                        74,296         67,804
Less - Accumulated depreciation and amortization                                                       (35,575)       (31,992)
                                                                                                     ---------      ---------
          Property and equipment, net                                                                   38,721         35,812
                                                                                                     ---------      ---------
Cash surrender value of company owned life insurance policies, net of loans                             53,544         50,632
Marketable securities                                                                                                   1,129
Deferred income taxes                                                                                   25,918         17,790
Goodwill and other intangibles, net of accumulated amortization of $11,347 and $8,709                  135,028         96,643
Other                                                                                                    8,621          6,150
                                                                                                     ---------      ---------

          Total assets                                                                               $ 479,565      $ 475,994
                                                                                                     =========      =========

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                                (in thousands)

                                                                                     As of                   As of
                                                                                     July 31, 2000          April 30, 2000
                                                                                     -------------          --------------
                                                                                      (unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Notes payable and current maturities of long-term debt                                   $  46,259               $  16,147
Accounts payable                                                                            11,804                  11,896
Income taxes payable                                                                         1,935                     407
Accrued liabilities:
  Compensation                                                                              43,219                  75,866
  Payroll taxes                                                                             23,580                  41,393
  Other                                                                                     38,535                  39,081
                                                                                     -------------          --------------
    Total current liabilities                                                              165,332                 184,790
Deferred compensation                                                                       40,111                  37,483
Long-term debt                                                                              18,109                  16,916
Other                                                                                        2,580                   2,361
                                                                                     -------------          --------------
    Total liabilities                                                                      226,132                 241,550
                                                                                     -------------          --------------
Non-controlling shareholders' interest                                                       3,102                   3,220
                                                                                     -------------          --------------

Shareholders' equity
  Common stock, no par value-authorized 150,000 shares, 37,190 and
   36,748 shares outstanding                                                               290,040                 283,277
  Deficit                                                                                  (25,608)                (35,615)
  Accumulated other comprehensive loss                                                      (6,484)                 (7,300)
                                                                                     -------------          --------------
     Shareholders' equity                                                                  257,948                 240,362
  Less:  Notes receivable from shareholders                                                 (7,617)                 (9,138)
                                                                                     -------------          --------------
      Total shareholders' equity                                                           250,331                 231,224
                                                                                     -------------          --------------
      Total liabilities and shareholders' equity                                         $ 479,565               $ 475,994
                                                                                     =============          ==============

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                  Three Months Ended July 31,
                                                                  ---------------------------
                                                                     2000             1999
                                                                  ----------       ----------
                                                                          (unaudited)
 Revenue                                                          $  173,623       $  104,780

 Compensation and benefits                                           106,559           64,733
 General and administrative expenses                                  48,524           29,802
 Interest income and other income, net                                 1,725            1,508
 Interest expense                                                      1,681              820
                                                                  ----------       ----------
     Income before provision for income taxes and
         non-controlling shareholders' interest                       18,584           10,933
 Provision for income taxes                                            7,806            4,591
 Non-controlling shareholders' interest                                  771              738
                                                                  ----------       ----------
     Net income                                                   $   10,007       $    5,604
                                                                  ==========       ==========
 Basic earnings per common share                                  $     0.27       $     0.16
                                                                  ==========       ==========
 Basic weighted average common shares outstanding                     36,890           35,755
                                                                  ==========       ==========
 Diluted earnings per common share                                $     0.26       $     0.15
                                                                  ==========       ==========
 Diluted weighted average common shares outstanding                   38,285           36,268
                                                                  ==========       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Three Months Ended July 31,
                                                                                  --------------------------
                                                                                    2000             1999
                                                                                  ---------        ---------
                                                                                          (unaudited)
Cash from operating activities:
 Net Income                                                                       $  10,007        $   5,604
 Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation                                                                      3,230            2,161
    Amortization                                                                      2,638              202
    Provision for doubtful accounts                                                   4,816            2,625
    Cash surrender value and benefits in excess of premiums paid                       (983)             (52)
    Deferred income tax benefit                                                      (2,349)          (2,768)
    Tax benefit from exercise of stock options                                          829
 Change in other assets and liabilities, net of acquisitions:
    Deferred compensation                                                             2,628            1,617
    Receivables                                                                     (31,404)         (16,434)
    Prepaid expenses                                                                 (2,671)          (1,885)
    Income taxes                                                                      1,256            6,222
    Accounts payable and accrued liabilities                                        (50,580)         (24,761)
    Non-controlling shareholders' interest and other, net                            (1,391)              34
                                                                                  ---------        ---------
          Net cash used in operating activities                                     (63,974)         (27,435)
                                                                                  ---------        ---------
Cash from investing activities:
    Purchases of property and equipment                                              (4,977)          (3,621)
    Sales of marketable securities                                                   61,107            7,761
    Business acquisitions, net of cash acquired                                     (42,160)          (1,825)
    Premiums on life insurance, net of benefits received                             (2,706)          (2,908)
                                                                                  ---------        ---------
          Net cash provided by (used in) investing activities                        11,264             (593)
                                                                                  ---------        ---------
Cash from financing activities:
    Increase in bank borrowings                                                      28,070
    Payment of debt                                                                    (735)            (274)
    Borrowings under life insurance policies                                            777              983
    Purchase of common and preferred stock and payments on related notes                 23             (139)
    Issuance of common stock and receipts on shareholders' notes                      3,449            1,654
                                                                                  ---------        ---------
          Net cash provided by financing activities                                  31,584            2,224
                                                                                  ---------        ---------
Effects of exchange rate changes on cash flows                                          816              249
                                                                                  ---------        ---------
Net decrease in cash and cash equivalents                                           (20,310)         (25,555)
Cash and cash equivalents at beginning of the period                                 86,975          113,741
                                                                                  ---------        ---------
Cash and cash equivalents at end of the period                                    $  66,665        $  88,186
                                                                                  =========        =========

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

  Basis of Presentation

     The consolidated financial statements for the three month periods ended July 31, 2000 and 1999 include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's fiscal year 2000 Annual Report on Form 10-K for the fiscal year ended April, 2000 ("Annual Report") and should be read together with the Annual Report.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates.

  Reclassifications

     Certain prior year reported amounts have been reclassified in order to conform to the current year consolidated financial statement presentation.

  New Accounting Pronouncements

     During fiscal 2000, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", and in the quarter ended July 31, 2000, the Company adopted the related Emerging Issues Tax Force Issue No: 00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs." The adoption of SOP 98-1 and EITF 00-2 did not have a material effect on the consolidated financial statements or the Company's capitalization policy.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share amounts)


2.   Basic and Diluted Earnings Per Share

     Basic earnings per common share ("basic EPS") was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common and common equivalent share ("diluted EPS") reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net income by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

                                                                               Three months ended July 31,
                                                         ------------------------------------------------------------------------
                                                                       2000                                   1999
                                                         ------------------------------------------------------------------------
                                                                      Weighted       Per                     Weighted       Per
                                                                      Average       Share                    Average       Share
                                                         Income        Shares       Amount      Income        Shares       Amount
                                                         ------------------------------------------------------------------------
Basic EPS
Income available to common
 shareholders......................................      $10,007        36,890       $0.27       $5,604        35,755       $0.16
                                                                                     =====                                  =====
Effect of dilutive securities
Shareholder common stock
 purchase commitments..............................                        328                                    374
Stock options......................................                      1,067                                    139
                                                         -------        ------                   ------        ------
Diluted EPS
Income available to common shareholders
 plus assumed conversions..........................      $10,007        38,285       $0.26       $5,604        36,268       $0.15
                                                         =======        ======       =====       ======        ======       =====

3.   Comprehensive income

     Comprehensive income is comprised of net income and all changes to stockholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

     Total comprehensive income is as follows:

                                                                         Three months ended July 31,
                                                                      ------------------------------------
                                                                          2000                 1999
                                                                      ---------------    -----------------
Net income......................................................              $10,007               $5,604
Foreign currency translation adjustment.........................                  816                  249
                                                                      ---------------    -----------------
Comprehensive income............................................              $10,823               $5,853
                                                                      ===============    =================

4.   Business segments

     The Company operates in two global business segments in the retained executive recruitment industry. These business segments, executive recruitment and Futurestep, are distinguished primarily by the method used to identify candidates and the candidates' level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president and Futurestep's worldwide operations are managed by a chief executive officer. For purposes of the geographic information below, Mexico's operating results are included in Latin America.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

A summary of the Company's operations by business segment follows:

                                                   Three months ended July 31,
                                                   ---------------------------
                                                     2000               1999
                                                   --------           --------
Revenue:
 Executive recruitment:
  North America (1).............................   $ 96,131           $ 57,227
  Europe........................................     33,893             25,151
  Asia/Pacific..................................     13,182             11,139
  Latin America.................................      8,836              7,288
 Futurestep.....................................     21,581              3,975
                                                   --------           --------
    Total revenue...............................   $173,623           $104,780
                                                   ========           ========

                                                   Three months ended July 31,
                                                   ---------------------------
                                                     2000               1999
                                                   --------           --------
Operating profit (loss):
 Executive recruitment:
  North America (1).............................   $ 18,176           $ 10,046
  Europe........................................      4,857              3,169
  Asia/Pacific..................................      1,774              1,055
  Latin America.................................      2,247              1,636
 Futurestep.....................................     (8,514)            (5,661)
                                                   --------           --------
    Total operating profit                         $ 18,540           $ 10,245
                                                   ========           ========

                                                   --------           --------
                                                     As of              As of
                                                   July 31,           April 30,
                                                     2000               2000
                                                   --------           --------
Identifiable assets:
 Executive recruitment:
  North America (1).............................   $287,748           $285,474
  Europe........................................     86,724             91,790
  Asia/Pacific..................................     31,898             33,376
  Latin America.................................     19,048             18,631
 Futurestep.....................................     54,147             46,723
                                                   --------           --------
    Total identifiable assets                      $479,565           $475,994
                                                   ========           ========

(1) The Corporate office identifiable assets of $80,434 and $144,739 as of July 31, 2000 and April 30, 2000, respectively, and JobDirect.com identifiable assets of $38,655 as of July 31, 2000 are included in North America. JobDirect.com revenue and operating loss included in North
     America for the three months ended July 31, 2000, were $0.2 million
     $0.4 million, respectively.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

5.   Acquisitions

     The Company completed two acquisitions during the three months ended July 31, 2000: Westgate Group, a leading executive recruitment firm, specializing in financial services in the eastern United States and JobDirect.com, an online recruiting service focused on college graduates and entry level professionals. The purchase price was payable in cash of $38.4 million, 154,923 shares of the Company's common stock, and notes payable of $5.0 million. These acquisitions were accounted for under the purchase method and resulted in $42.5 million of goodwill. Operating results of these businesses have been included in the consolidated financial statements from their acquisition dates.

     The following summarized unaudited proforma information is provided to present a summary of the combined results of the Company if these acquisitions had occurred at the beginning of each period. The proforma data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had these acquisitions operated as part of the Company for each of the periods presented, nor are they necessarily indicative of the results of future operations.

                                                   Three months ended July 31,
                                                   ---------------------------
                                                      2000             1999
                                                   ----------       ----------
     Revenue...................................    $  176,585       $  105,385
     Net income................................         7,912            5,167
     Earnings per share........................
        Basic..................................          0.21             0.14
        Diluted................................          0.21             0.14

     In June 1999, the Company completed the acquisition of Amrop International's Australian business for approximately $3.2 million in cash payable over a four-year period and $0.6 million in shares of the Company's common stock. Of the total purchase price of $3.8 million, $2.0 million represents deferred compensation. The acquisition has been accounted for as a purchase and $1.6 million has been recorded as goodwill.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                    (in thousands, except per share amounts)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified executive recruitment consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q.

Overview

     We are the world's leading executive recruitment firm and have the broadest global presence in the industry with approximately 500 executive recruitment consultants and over 100 Futurestep consultants based in over 100 offices across 41 countries at April 30, 2000. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the executive recruitment searches we performed in fiscal 2000 were for board level, chief executive and other senior executive officer positions and nearly half of our 4,946 clients were Fortune 500 companies. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2000 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

     In May 1998, we introduced our middle-management recruitment service, Futurestep. Futurestep combines our recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions. As of July 31, 2000, approximately 760,000 candidates worldwide had completed a detailed on-line profile.

     In March 1999, we completed the United States roll-out of Futurestep. The international roll-out of Futurestep was launched in the United Kingdom and Canada in the first fiscal quarter of the prior year. As of April 30, 2000, we had opened 15 additional international offices and completed the integration of the acquired executive search and selection business of PA Consulting Group with 17 offices in Europe and Asia/Pacific.

     In July 2000, we completed the acquisition of JobDirect.com, a leading online college recruitment company exclusively serving clients' requirements for entry-level college graduates. In August 2000, we closed a 16% equity investment in Webhire, Inc., the leading business services provider in the Internet recruitment marketplace. Through executive recruitment, Futurestep and JobDirect.com, supported by our strategic investment in Webhire, Inc., we are well positioned to execute our strategy to provide clients with end-to-end human capital management solutions.

Results of Operations

     The following table summarizes the results of our operations for the three months ended July 31, 2000 and 1999 as a percentage of revenue:

                                                  Three Months Ended July 31,
                                                 -----------------------------
                                                      2000            1999
                                                 -----------------------------
Revenue..........................................     100%            100%
Compensation and benefits........................      61              62
General and administrative expenses .............      28              28
Operating profit (1).............................      11              10
Net income.......................................       6               5

_________
(1) For the three months ended July 31, 2000 and 1999, operating profit as a percentage of revenue excluding Futurestep losses of $8.5 million and $5.7 million is 18% and 16%, respectively.

     We experienced strong growth in executive recruitment revenue and operating profit in all geographic regions for the three months ended July 31, 2000. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

                                                  Three Months Ended July 31,
                                     --------------------------------------------------------
                                              2000                            1999
                                     -----------------------       --------------------------
                                      Dollars           %           Dollars            %
                                     ---------      --------       ---------       ----------
Revenue
Executive recruitment:
 North America......................  $ 96,131         55%          $ 57,227           55%
 Europe.............................    33,893         20             25,151           24
 Asia/Pacific.......................    13,182          8             11,139           10
 Latin America......................     8,836          5              7,288            7
Futurestep..........................    21,581         12              3,975            4
                                     ---------      --------       ---------       ----------
Total Revenue.......................  $173,623        100%          $104,780          100%
                                     =========      ========       =========       ==========
                                                   Three Months Ended July 31,
                                     --------------------------------------------------------
                                              2000                            1999
                                     -----------------------       --------------------------
                                      Dollars           %           Dollars            %
                                     ---------      --------       ---------       ----------
Operating Profit
Executive recruitment:
 North America...................... $  18,176        18.9%        $  10,046          17.6%
 Europe.............................     4,857        14.3             3,169          12.6
 Asia/Pacific.......................     1,774        13.5             1,055           9.5
 Latin America......................     2,247        25.4             1,636          22.4
Futurestep..........................    (8,514)                       (5,661)
                                     ---------      --------       ---------       ----------
Total Operating Profit.............. $  18,540        10.7%        $  10,245           9.8%
                                     =========      ========       =========       ==========

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended July 31, 2000 Compared to Three Months Ended July 31, 1999

  Revenue

     Revenue increased $68.8 million, or 66%, to $173.6 million for the three months ended July 31, 2000 from $104.8 million for the three months ended July 31, 1999. The increase in revenue was primarily the result of an increase in the number of engagements with a corresponding increase in the number of consultants, an increase in the average fee per engagement and revenue from Futurestep in the current three month period.

     In North America, revenue increased $38.9 million, or 68%, to $96.1 million for the three months ended July 31, 2000 from $57.2 million for the comparable period in fiscal 2000. This revenue growth is due mainly to an increase in both the number of engagements and the average fee per engagement compared to the prior fiscal year and includes revenue of approximately $10.7 million related to businesses acquired in the prior fiscal year. The Advanced Technology, Financial Services and Industrial specialty practices delivered particularly strong performances. In Europe, revenue increased $8.7 million, or 35%, to $33.9 million for the three months ended July 31, 2000 from $25.2 million for the three months ended July 31, 1999. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 48% on a constant dollar basis. This revenue growth is due mainly to particular strength in France and United Kingdom in the current three month period and revenue related to the business in Germany acquired in the prior year third quarter. Revenue in Asia/Pacific increased $2.0 million, or 18%, to $13.2 million for the three months ended July 31, 2000 from $11.1 million for the comparable period in the prior year primarily due to an increase in average fee per engagement. The increase in revenue in Latin America of $1.5 million, or 21%, to $8.8 million for the three months ended July 31, 2000 from $7.3 million for the comparable three month period in fiscal 2000 is attributable primarily to continued strong performance in Mexico and the improvement in the Brazilian economy compared to the prior year three month period. The effect of foreign currency translation into the U.S. dollar was not material to reported revenue in Asia/Pacific or Latin America.

     Futurestep revenue of $21.6 million for the three months ended July 31, 2000 is primarily attributable to an increase in new engagements and reflects substantial completion of the worldwide roll-out of the business and the acquisition of the ESS business of PA Consulting in fiscal 2000.

  Compensation and Benefits

     Compensation and benefits expense increased $41.9 million, or 65%, to $106.6 million for the three months ended July 31, 2000 from $64.7 million for the comparable period ended July 31, 1999 due primarily to an increase in the number of employees from the prior year. Excluding the increase in Futurestep expenses of $14.5 million, compensation and benefits as a percentage of revenue decreased slightly to 60.6% in the most recent three month period from 61.2% in the three months ended July 31, 1999.

  General and Administrative Expenses

     General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $18.7 million, or 63%, to $48.5 million for the three months ended July 31, 2000 from $29.8 million for the three months ended July 31, 1999. As a percentage of revenue, general and administrative expenses, excluding Futurestep related expenses, declined to 21.6% for the three months ended July 31, 2000 from 23.0% for the comparable period in 1999. The decrease primarily reflects the higher percentage increase in revenue in the current three month period.

  Operating Profit

     Operating profit increased $8.3 million in the three months ended July 31, 2000, to $18.5 million, or 10.7% of revenue from $10.2 million, or 9.8% of revenue in the prior year three month period. Excluding the Futurestep loss of $8.5 million, operating profit for the three months ended July 31, 2000 increased $11.1 million, or 70% to $27.1 million compared to the three months ended July 31, 1999. Operating profit, excluding Futurestep, as a percentage of revenue was 17.8% and 15.8% for the three months ended July 31, 2000 and 1999, respectively. For the current three month period, operating margins, on this same basis, increased in all regions compared to the prior year three month period due primarily to the increase in revenue in all regions and a decline in general and administrative expense as a percentage of revenue in all regions except Latin America.

  Interest expense

     Interest expense increased $0.9 million in the three months ended July 31, 2000, to $1.7 million from $0.8 million in the prior year, primarily due to an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

  Provision for Income Taxes

     The provision for income taxes increased $3.2 million to $7.8 million for the three months ended July 31, 2000 from $4.6 million for the comparable period ended July 31, 1999. The effective tax rate was 42% for the current and the prior year three month periods.

  Non-controlling Shareholders' Interest

     Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interests remained relatively flat at $0.8 million in the current three month period and $0.7 million in the comparable prior year period.


Liquidity and Capital Resources

     We maintained cash and cash equivalents of $66.7 million at July 31, 2000 and $110.5 million at July 31, 1999. During the three months ended July 31, 2000 and 1999, cash used in operating activities was $64.0 million and $27.4 million, respectively, primarily for payment of bonuses accrued at each prior fiscal year end and an increase in accounts receivable reflecting the 66% increase in revenue in the current three month period.

     Cash provided by investing activities was $11.3 million for the current three month period and cash used in investing activities was $0.6 million for the three months ended July 31, 1999. In the current three month period, the increase in cash provided is due mainly to proceeds from the sale of marketable securities in excess of cash used in business acquisitions in the current year. We invest in marketable securities to manage short-term cash flow requirements. Proceeds from the sale of marketable securities were $61.1 million and $7.8 million for the current and prior year three month periods, respectively. We do not have any investments in marketable securities at July 31, 2000, but intend to continue to invest in these securities as cash from operations accumulates during the year. In the first quarter of fiscal 2001, we acquired the assets and liabilities of Westgate Group and JobDirect.com resulting in a net cash outflow of $36.8 million. In addition we paid $5.4 million related to two acquisitions in Canada in April 2000. In the first quarter of fiscal 2000, we acquired the assets and liabilities of the Australian business of Amrop International resulting in a net cash outflow of $1.8 million.

     Cash flows from investing activities also includes premiums paid on corporate-owned life insurance ("COLI") contracts. We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Premiums on these COLI contracts were $2.7 million and $2.9 million for the three months ended July 31, 2000 and 1999, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes.

     Capital expenditures totaled $5.0 million and $3.6 million for the three months ended July 31, 2000 and 1999, respectively. These expenditures consisted primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The $1.4 million increase in capital expenditures in the three months ended July 31, 2000 compared to the prior year period, primarily relates to increased fixed asset spending at Futurestep to support its worldwide infrastructure.

     Cash provided by financing activities during the three month period ended July 31, 2000 was $31.6 million, comprised primarily of borrowings under our line of credit of $28.0 million, proceeds from stock options exercised of $1.9 million and receipts on shareholder notes of $1.5 million. Cash provided by financing activities during the three month period ended July 31, 1999 was $2.2 million which included borrowings from COLI contracts of $1.0 million and proceeds from sales of common stock of the Company to newly hired and promoted consultants and payments on the related promissory notes of $1.7 million.

     Total outstanding borrowings under life insurance policies were $45.7 million and $43.6 million for the three months ended July 31, 2000 and 1999, respectively. These borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

     We believe that cash on hand, funds from operations and available borrowings under our credit facilities will be sufficient to meet our anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

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

     We have assessed our information technology systems and determined that they allow for transactions to take place in both the legacy currencies and the Euro and accommodate the eventual elimination of the legacy currencies. We will continue to evaluate and upgrade our systems during the conversion period. Our currency risk may be affected as the legacy currencies are converted to the Euro. Accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form and we will continue to evaluate issues involving introduction of the Euro throughout the transition period. The conversion to the Euro has not had a significant impact on our operations to date.

Recent Events

     In August 2000, we invested $8.0 million for a 16% equity investment in Webhire, Inc., the leading business services provider in the internet recruitment marketplace.

Recently Issued Accounting Standards

     During 1998, FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes new standards for reporting derivative and hedging information. The standard is effective for periods beginning after June 15, 2000 and will be adopted by us as of May 1, 2001. We do not expect that the adoption of this standard will have an impact on our consolidated financial statements or require additional disclosure since we do not currently utilize derivative instruments or participate in structured hedging activities.

     During fiscal 2000, we adopted the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." and in the quarter ended July 31, 2000, we adopted the related Emerging Issues Tax Force Issue No:
00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs." The adoption of SOP 98-1 and EITF 00-2 did not have a material effect on the consolidated financial statements or our capitalization policy.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Market Risk

     As a result of our global operating activities, we are exposed to certain market risks including changes in foreign currency fluctuations, fluctuations in interest rate and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we trade in derivative financial instruments.

  Foreign Currency Risk

     Generally, financial results of our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each period and revenue and expenses are translated at average rates of exchange during the period. Resulting translation adjustments are reported as a component of comprehensive income.

     Financial results of foreign subsidiaries in countries with highly inflationary economies are measured in U.S. dollars. The financial statements of these subsidiaries are translated using a combination of current and historical rates of exchange and any translation adjustments are included in determining net income.

     Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

  Interest Rate Risk

     We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of July 31, 2000, we had outstanding borrowings of $28.0 million on our revolving line of credit bearing interest at the bank's prime lending rate, $45.7 million of borrowings against the cash surrender value of COLI contracts bearing interest at variable rates payable at least annually and $34.9 million of long-term notes payable to former shareholders through fiscal 2004 at variable market rates.

PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


    (a)   Exhibits

          Exhibit
           Number      Description of Exhibit
          -------      ----------------------

          10.1 Fourth Amendment to Credit Agreement by and among Korn/Ferry International (as borrower) and Lenders (the lenders), the Issuing Banks, and Mellon Bank, N.A. (as agent for the lenders) dated July 28, 2000.

          27.1         Financial Data Schedule for the three months ended
                       July 31, 2000

          ____________


    (b)   Reports on Form 8-K

          None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     KORN/FERRY INTERNATIONAL

Date: September 14, 2000             By:   /s/ Elizabeth S.C.S. Murray
                                           ---------------------------
                                             Elizabeth S.C.S. Murray
                                           Chief Financial Officer and
                                             Executive Vice President