Form 10-Q
period 2000-10-31
KORN FERRY INTERNATIONAL
filed 2000-12-15
CIK 56679

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000 or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -------------

                       Commission File Number 001-14505

                               ----------------

                           KORN/FERRY INTERNATIONAL
            (Exact name of registrant as specified in its charter)

             Delaware                                   95-2623879
  (State of other jurisdiction)                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

       1800 Century Park East, Suite 900, Los Angeles, California  90067
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

     The number of shares outstanding of our common stock as of December 11, 2000 was 37,454,643.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents

PART I.    FINANCIAL INFORMATION                                                          Page
                                                                                          ----
Item  1.   Financial Statements

           Consolidated Balance Sheets as of October 31, 2000 (unaudited) and
             April 30, 2000...........................................................      3

           Unaudited Consolidated Statements of Operations for the three months
             and six months ended October 31, 2000 and October 31, 1999...............      5

           Unaudited Consolidated Statements of Cash Flows  for the six months
             ended October 31, 2000 and October 31, 1999..............................      6

           Unaudited Notes to Consolidated Financial Statements.......................      7

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................     11

Item  3.   Quantitative and Qualitative Disclosures About Market Risk.................     16

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders........................     17

Item 6.    Exhibits and Reports on Form 8-K...........................................     18

SIGNATURE.............................................................................     19

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                             ----------------      --------------
                                                                                                   As of                As of
                                                                                             October 31, 2000      April 30, 2000
                                                                                             ----------------      --------------
                                                                                                (unaudited)
                                          ASSETS
                                          ------
Cash and cash equivalents                                                                         $ 66,824             $ 86,975
Marketable securities                                                                                                    59,978
Receivables due from clients, net of allowance for doubtful accounts of $15,627 and                131,975              101,506
 $12,538
Other receivables                                                                                    5,471                8,112
Deferred income taxes                                                                                4,405                3,814
Prepaid expenses                                                                                    10,651                7,453
                                                                                                  --------             --------
     Total current assets                                                                          219,326              267,838
                                                                                                  --------             --------
Property and equipment:
  Computer equipment and software                                                                   37,809               32,532
  Furniture and fixtures                                                                            23,694               18,175
  Leasehold improvements                                                                            17,779               15,304
  Automobiles                                                                                        1,904                1,793
                                                                                                  --------             --------
                                                                                                    81,186               67,804
Less - Accumulated depreciation and amortization                                                   (38,852)             (31,992)
                                                                                                  --------             --------
     Property and equipment, net                                                                    42,334               35,812
                                                                                                  --------             --------
Cash surrender value of company owned life insurance policies, net of loans                         55,605               50,632
Marketable securities                                                                                5,532                1,129
Deferred income taxes                                                                               30,074               17,790
Goodwill and other intangibles, net of accumulated amortization of $14,563 and $8,709              130,793               96,643
Other                                                                                                7,438                6,150
                                                                                                  --------             --------
     Total assets                                                                                 $491,102             $475,994
                                                                                                  ========             ========

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                                (in thousands)

                                                                                             ----------------       --------------
                                                                                                   As of                 As of
                                                                                             October 31, 2000       April 30, 2000
                                                                                             ----------------       --------------
                                                                                                (unaudited)
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Notes payable and current maturities of long-term debt                                            $ 32,644             $ 16,147
Accounts payable                                                                                    14,665               11,896
Income taxes payable                                                                                   144                  407
Accrued liabilities:
  Compensation                                                                                      52,900               75,866
  Payroll taxes                                                                                     28,862               41,393
  Other                                                                                             38,964               39,081
                                                                                                  --------             --------
     Total current liabilities                                                                     168,179              184,790
Deferred compensation                                                                               40,494               37,483
Long-term debt                                                                                      19,565               16,916
Other                                                                                                2,529                2,361
                                                                                                  --------             --------
     Total liabilities                                                                             230,767              241,550
                                                                                                  --------             --------
Non-controlling shareholders' interest                                                               3,685                3,220
                                                                                                  --------             --------
Shareholders' equity
  Common stock: $0.01 par value, 150,000 shares authorized, 37,407 and
    36,748 shares outstanding                                                                      294,796              283,277
  Deficit                                                                                          (19,500)             (35,615)
  Accumulated other comprehensive loss                                                             (12,463)              (7,300)
                                                                                                  --------             --------
     Shareholders' equity                                                                          262,833              240,362
  Less:  Notes receivable from shareholders                                                         (6,183)              (9,138)
                                                                                                  --------             --------
     Total shareholders' equity                                                                    256,650              231,224
                                                                                                  --------             --------
     Total liabilities and shareholders' equity                                                   $491,102             $475,994
                                                                                                  ========             ========

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                            Three Months Ended October 31,      Six Months Ended October 31,
                                                            ------------------------------      ----------------------------
                                                                2000              1999             2000             1999
                                                            -----------       ------------      ----------      ------------
                                                                      (unaudited)                        (unaudited)
Revenue                                                       $173,621          $116,322         $347,244         $221,103

Compensation and benefits                                      102,780            68,725          209,339          133,459
General and administrative expenses                             57,253            36,080          105,777           65,882
Interest income and other income, net                              592             1,569            2,317            3,077
Interest expense                                                 2,094               776            3,775            1,596
                                                              --------          --------         --------         --------
  Income before provision for income taxes and
     non-controlling shareholders' interest                     12,086            12,310           30,670           23,243
Provision for income taxes                                       4,879             5,171           12,685            9,762
Non-controlling shareholders' interest                           1,099               637            1,870            1,375
                                                              --------          --------         --------         --------
  Net income                                                  $  6,108          $  6,502         $ 16,115         $ 12,106
                                                              ========          ========         ========         ========

Basic earnings per common share                                  $0.16             $0.18            $0.43            $0.34
                                                              ========          ========         ========         ========

Basic weighted average common shares outstanding                37,271            35,941           37,081           35,834
                                                              ========          ========         ========         ========

Diluted earnings per common share                                $0.16             $0.17            $0.42            $0.33
                                                              ========          ========         ========         ========

Diluted weighted average common shares outstanding              39,146            37,277           38,656           36,710
                                                              ========          ========         ========         ========

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                 Six Months Ended October 31,
                                                                                                 ----------------------------
                                                                                                    2000              1999
                                                                                                 ----------       -----------
                                                                                                         (unaudited)
Cash from operating activities:
  Net income                                                                                      $ 16,115          $ 12,106
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                                    6,881             4,260
     Amortization                                                                                    5,854               721
     Loss on disposition of property and equipment                                                     534
     Provision for doubtful accounts                                                                10,138             5,694
     Cash surrender value, benefits, and gain in excess of premiums paid                            (2,473)             (686)
     Deferred income tax benefit                                                                    (5,468)             (610)
     Tax benefit from exercise of stock options                                                      2,597
  Change in other assets and liabilities, net of acquisitions:
     Deferred compensation                                                                           3,011             2,911
     Receivables                                                                                   (35,542)          (27,945)
     Prepaid expenses                                                                               (3,198)           (3,546)
     Income taxes                                                                                     (854)            2,920
     Accounts payable and accrued liabilities                                                      (30,175)            3,607
     Non-controlling shareholders' interest and other, net                                           1,828              (550)
                                                                                                  --------          --------

       Net cash used in operating activities                                                       (30,752)           (1,118)
                                                                                                  --------          --------

Cash from investing activities:
  Purchases of property and equipment                                                              (12,803)           (8,894)
  Purchases of marketable securities                                                                (8,000)           (5,845)
  Sales of marketable securities                                                                    61,107
  Business acquisitions, net of cash acquired                                                      (44,257)           (4,304)
  Premiums on life insurance, net of benefits received                                              (3,365)           (2,840)
  Purchase of investments                                                                           (2,570)
                                                                                                  --------          --------

       Net cash used in investing activities                                                        (9,888)          (21,883)
                                                                                                  --------          --------

Cash from financing activities:
  Increase in bank borrowings                                                                       28,000
  Payment of debt                                                                                  (13,000)
  Borrowings under life insurance policies                                                             395             1,010
  Purchase of common and preferred stock and payments on related notes                              (1,097)           (1,082)
  Issuance of common stock and receipts on shareholders' notes                                       7,721             2,359
                                                                                                  --------          --------

       Net cash provided by financing activities                                                    22,019             2,287
                                                                                                  --------          --------

Effect of exchange rate changes on cash flows                                                       (1,530)             (552)
                                                                                                  --------          --------

Net decrease in cash and cash equivalents                                                          (20,151)          (21,266)
Cash and cash equivalents at beginning of the period                                                86,975           113,741
                                                                                                  --------          --------

Cash and cash equivalents at end of the period                                                    $ 66,824          $ 92,475
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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

  Basis of Presentation

     The consolidated financial statements for the three months and six months ended October 31, 2000 and 1999 include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended April 2000 ("Annual Report") and should be read together with the Annual Report.

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

  New Accounting Pronouncements

     During fiscal 2000, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use", and during fiscal 2001, the Company adopted the related Emerging Issues Tax Force Issue No:
00-2 ("EITF 00-2"), "Accounting for Web Site Development Costs." The adoption of SOP 98-1 and EITF 00-2 did not have a material effect on the consolidated financial statements or the Company's capitalization policy.


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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)


                                                                Three months ended October 31,
                                           ------------------------------------------------------------------------
                                                          2000                                   1999
                                           ---------------------------------      ---------------------------------
                                                        Weighted       Per                     Weighted       Per
                                                        Average       Share                    Average       Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                           ------       --------      ------      ------       --------      ------
Basic EPS
Income available to common
  shareholders                             $ 6,108       37,271       $0.16       $ 6,502       35,941       $0.18
                                                                      =====                                  =====

Effect of dilutive securities
Shareholder common stock
  purchase commitments                                      267                                    374
Stock options                                             1,608                                    962
                                           -------       ------                   -------       ------

Diluted EPS
Income available to common shareholders
  plus assumed conversions                 $ 6,108       39,146       $0.16       $ 6,502       37,277       $0.17
                                           =======       ======       =====       =======       ======       =====
                                                                  Six months ended October 31,
                                           ------------------------------------------------------------------------
                                                          2000                                   1999
                                           ---------------------------------      ---------------------------------
                                                        Weighted       Per                     Weighted       Per
                                                        Average       Share                    Average       Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                           ------       --------      ------      ------       --------      ------
Basic EPS
Income available to common
  shareholders                             $16,115       37,081       $0.43       $12,106       35,834       $0.34
                                                                      =====                                  =====

Effect of dilutive securities
Shareholder common stock
  purchase commitments                                      297                                    374
Stock options                                             1,278                                    502
                                           -------       ------                   -------       ------

Diluted EPS
Income available to common shareholders
  plus assumed conversions                 $16,115       38,656       $0.42       $12,106       36,710       $0.33
                                           =======       ======       =====       =======       ======       =====

3.   Comprehensive income

     Comprehensive income is comprised of net income and all changes to shareholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

     Total comprehensive income is as follows:

                                                                 Three months ended October 31,        Six months ended October 31,
                                                                 ------------------------------        ----------------------------
                                                                     2000               1999              2000              1999
                                                                 -----------         ----------        ----------       -----------
Net income                                                         $ 6,108             $6,502           $16,115           $12,106
Foreign currency translation adjustment                             (4,548)              (801)           (3,732)             (552)
Unrealized loss on investment                                       (2,468)                              (2,468)
Tax benefit related to unrealized loss on investment                 1,037                                1,037
                                                                   -------             ------           -------           -------
Comprehensive income                                               $   129             $5,701           $10,952           $11,554
                                                                   =======             ======           =======           =======

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)


4.   Business segments

     The Company operates in two global business segments in the retained recruitment industry. These business segments, executive recruitment and Futurestep, are distinguished primarily by the method used to identify candidates and the candidates' level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president and Futurestep's worldwide operations are managed by a chief executive officer. With the acquisition of JobDirect in fiscal 2001, the Company expanded into the related college recruitment market. JobDirect has operations throughout the United States and is managed by a chief executive officer. For purposes of the geographic information below, Mexico's operating results are included in Latin America.

     A summary of the Company's operations (excluding interest income and other income, and interest expense) by business segment follows:

                                                            Three months ended October 31,      Six months ended October 31,
                                                            ------------------------------      ----------------------------
                                                                2000              1999             2000             1999
                                                            -----------       ------------      ----------      ------------
Revenue:
 Executive recruitment:
  North America                                               $ 93,474          $ 64,135         $189,450         $121,362
  Europe                                                        34,409            25,761           68,302           50,912
  Asia/Pacific                                                  13,468            12,727           26,650           23,866
  Latin America                                                  9,501             7,381           18,337           14,670
 Futurestep                                                     21,100             6,318           42,681           10,293
 JobDirect                                                       1,669                              1,824
                                                              --------          --------         --------         --------
  Total revenue                                               $173,621          $116,322         $347,244         $221,103
                                                              ========          ========         ========         ========
                                                            Three months ended October 31,      Six months ended October 31,
                                                            ------------------------------      ----------------------------
                                                                2000              1999             2000             1999
                                                            -----------       ------------      ----------      ------------
Operating profit (loss):
 Executive recruitment:
  North America                                               $ 18,239          $ 12,036         $ 36,775         $ 22,082
  Europe                                                         4,992             2,918            9,849            6,087
  Asia/Pacific                                                   1,810             1,381            3,584            2,436
  Latin America                                                  2,618             1,966            4,865            3,602
 Futurestep                                                    (10,033)           (6,784)         (18,547)         (12,445)
 JobDirect                                                      (4,038)                            (4,398)
                                                              --------          --------         --------         --------
  Total operating profit                                      $ 13,588          $ 11,517         $ 32,128         $ 21,762
                                                              ========          ========         ========         ========

                                                                     As of                   As of
                                                               October 31, 2000          April 30, 2000
                                                               ----------------          --------------
Identifiable assets:
Executive recruitment:
  North America (1)                                                $261,884                $285,474
  Europe                                                             83,717                  91,790
  Asia/Pacific                                                       35,543                  33,376
  Latin America                                                      21,492                  18,631
 Futurestep                                                          49,563                  46,723
 JobDirect                                                           38,903
                                                                   --------                --------
  Total identifiable assets                                        $491,102                $475,994
                                                                   ========                ========

     (1) The corporate office identifiable assets of $78,825 and $144,739 as of October 31, 2000 and April 30, 2000, respectively, are included in North America.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

5.   Acquisitions

     In July 2000, the Company completed two acquisitions: Westgate Group, a leading executive recruitment firm, specializing in financial services in the eastern United States and JobDirect, an online recruiting service focused on college graduates and entry level professionals. The purchase price was payable in cash of $38.4 million, 154,923 shares of the Company's common stock, and notes payable of $5.0 million. These acquisitions were accounted for under the purchase method and resulted in $42.5 million of goodwill. Operating results of these businesses have been included in the consolidated financial statements from their acquisition dates.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q.


Overview

     We are the world's preeminent recruitment firm with the broadest global presence in the recruitment industry. We lead the industry with approximately 500 executive recruitment consultants and over 100 Futurestep consultants based in over 77 cities across 41 countries at April 30, 2000. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Almost half of the executive recruitment searches we performed in fiscal 2000 were for board level, chief executive and other senior executive officer positions and nearly half of our 4,946 clients were Fortune 500 companies or their subsidiaries. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2000 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

     In May 1998, we introduced our middle-management recruitment service, Futurestep. Futurestep combines our recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions and assess cultural compatibility. In March 1999, we completed the United States roll-out of Futurestep. The international roll-out of Futurestep was launched in the United Kingdom and Canada in the first fiscal quarter of the prior year. As of April 30, 2000, we had opened 15 additional international offices and completed the integration of the acquired executive search and selection business of PA Consulting Group with offices in 17 countries in Europe and Asia/Pacific. As of October 31, 2000, over 840,000 candidates worldwide had completed a detailed on-line profile.

     In May 2000, we acquired a 9.2% interest in Jungle Interactive Media, Inc., a company providing internet based information, entertainment, products and services to targeted groups within higher education. In July 2000, we completed the acquisition of JobDirect.com, Inc., a leading online college recruitment company exclusively serving clients' requirements for entry-level college graduates. In August 2000, we closed a 16% equity investment in Webhire, Inc., the leading business services and technology solutions provider in the Internet recruitment marketplace.

     Through executive recruitment, Futurestep and JobDirect, supported by our strategic investments in Webhire and Jungle Interactive, we are well positioned to execute our strategy to provide clients with end-to-end human capital management solutions.

Results of Operations

  The following table summarizes the results of our operations for the three months and six months ended October 31, 2000 and 1999 as a percentage of revenue.

                                             Three months ended October 31,         Six months ended October 31,
                                             ------------------------------        ------------------------------
                                                 2000              1999                2000              1999
                                             ------------      ------------        ------------      ------------
Revenue                                          100%              100%                100%              100%
Compensation and benefits                         59                59                  60                60
General and administrative expenses               33                31                  30                30
Operating profit (1)                               8                10                   9                10
Net income                                         4                 6                   5                 6

__________

(1) For the three months ended October 31, 2000 and 1999, operating profit as a percentage of revenue, excluding Futurestep losses of $10.0 million and $6.8 million , respectively, and JobDirect losses of $4.0 million in the current year, is 18% and 17%. For the six months ended October 31, 2000 and 1999, operating profit as a percentage of revenue, excluding Futurestep losses of $18.5 million and $12.4 million, respectively, and JobDirect losses of $4.4 million in the current year, is 18% and 16%.

     We experienced strong growth in executive recruitment revenue and operating profit in all geographic regions for the three months and six months ended October 31, 2000. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

                                    Three Months Ended October 31,                        Six Months Ended October 31,
                          ------------------------------------------------    -------------------------------------------------
                                    2000                       1999                     2000                       1999
                          ----------------------    ----------------------    -----------   --------    -----------   --------
                            Dollars         %         Dollars        %          Dollars         %         Dollars         %
                          -----------   --------    -----------   --------    -----------   --------    -----------   --------
Revenue
 Executive recruitment:
  North America           $    93,474         54%   $    64,135         55%   $   189,450         55%   $   121,362         55%
  Europe                       34,409         20         25,761         22         68,302         20         50,912         23
  Asia/Pacific                 13,468          8         12,727         11         26,650          8         23,866         11
  Latin America                 9,501          5          7,381          6         18,337          5         14,670          7
 Futurestep                    21,100         12          6,318          5         42,681         12         10,293          5
 JobDirect                      1,669          1                                    1,824          1
                          -----------   --------    -----------   --------    -----------   --------    -----------   --------
  Total revenue           $   173,621        100%   $   116,322        100%   $   347,244        100%   $   221,103        100%
                          ===========   ========    ===========   ========    ===========   ========    ===========   ========
                                    Three Months Ended October 31,                        Six Months Ended October 31,
                          ------------------------------------------------    ------------------------------------------------
                                    2000                       1999                     2000                       1999
                          ----------------------    ----------------------    -----------   --------    -----------   --------
                            Dollars         %         Dollars         %         Dollars         %         Dollars         %
                          -----------   --------    -----------   --------    -----------   ---------   -----------   --------
Operating Profit (Loss)
 Executive recruitment:
  North America           $    18,239       19.5%   $    12,036       18.8%   $    36,775       19.4%   $    22,082       18.2%
  Europe                        4,992       14.5          2,918       11.3          9,849       14.4          6,087       12.0
  Asia/Pacific                  1,810       13.4          1,381       10.9          3,584       13.4          2,436       10.2
  Latin America                 2,618       27.6          1,966       26.6          4,865       26.5          3,602       24.6
 Futurestep                   (10,033)                   (6,784)                  (18,547)                  (12,445)
 JobDirect                     (4,038)                                             (4,398)
                          -----------   --------    -----------   --------    -----------   --------    -----------   --------
  Total operating
    profit                $    13,588        7.8%   $    11,517        9.9%   $    32,128        9.3%   $    21,762        9.8%
                          ===========   ========    ===========   ========    ===========   ========    ===========   ========

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended October 31, 2000 Compared to Three Months Ended October 31, 1999

     Revenue. Revenue increased $57.3 million, or 49%, to $173.6 million for the three months ended October 31, 2000 from $116.3 million for the three months ended October 31, 1999. This increase in revenue was primarily the result of an increase in the number of engagements with a corresponding increase in the number of consultants, and an increase in the average fee per engagement in executive recruitment; and an increase in revenue from Futurestep and the acquisition of JobDirect in the current fiscal year.

     In North America, revenue increased $29.4 million, or 46%, to $93.5 million for the three months ended October 31, 2000 from $64.1 million for the comparable period in the prior year. This revenue growth is due mainly to an increase in the number of engagements supported by an increase in the number of consultants. The advanced technology, financial services and industrial specialty practices delivered particularly strong performance.

     Revenue in Europe increased $8.6 million, or 34%, to $34.4 million for the three months ended October 31, 2000 from $25.8 million for the comparable period in the prior year. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 52%. This increase is mainly due to an increase in the number of engagements supported by an increase in the number of consultants and approximately $6.1 million in incremental revenue related to the acquisition in Germany in the prior year third quarter.

     In Asia/Pacific, revenue increased $0.8 million, or 6%, to $13.5 million for the three months ended October 31, 2000 from $12.7 million for the three months ended October 31, 1999 primarily due to an increase in the average fee per engagement partially offset by a decrease in the number of engagements. The negative effective of foreign currency translation into the U.S. dollar resulted in a decline of approximately 4% in reported revenue compared to the same three month period last year.

     The increase in revenue in Latin America of $2.1 million, or 29%, to $9.5 million for the three months ended October 31, 2000 from $7.4 million for the comparable three month period in fiscal 2000 is due primarily to continued strong performance in Mexico and the improvement in the Brazilian economy compared to the prior year three month period. The effect of foreign currency translation was negligible to reported revenue in Latin America.

     Futurestep revenue of $21.1 million for the three months ended October 31, 2000 is primarily attributable to an increase in the number of engagements in North America during the current fiscal quarter and reflects the worldwide roll-out of the business and the acquisition of the ESS business of PA Consulting in late fiscal 2000.

     JobDirect revenue of $1.7 million for the three months ended October 31, 2000 reflects approximately 580 corporate clients and 380 college career offices using our service. As of October 31, 2000, over 1.2 million students had registered on the database.

     Compensation and Benefits. Compensation and benefits expense increased $34.1 million, or 50%, to $102.8 million for the three months ended October 31, 2000 from $68.7 million for the comparable period ended October 31, 1999 due primarily to an increase in the number of employees from the prior year. Excluding Futurestep expenses of $13.7 million and JobDirect expenses of $2.2 million in the current three month period and Futurestep expenses of $3.6 million in the same period last year, compensation and benefits as a percentage of revenue decreased to 57.6% in the most recent three month period from 59.2% in the three months ended October 31, 1999. This decrease follows the exceptional performance and related higher bonus accrual in the current year first quarter.

     General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $21.2 million, or 59%, to $57.3 million for the three months ended October 31, 2000 from $36.1 million for the comparable period ended October 31, 1999. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, remained constant at 24.1% of revenue in each period.

     Operating Profit. Operating profit increased $2.1 million in the three months ended October 31, 2000, to $13.6 million, or 7.8% of revenue, from $11.5 million, or 9.9% of revenue, in the prior year three month period. Excluding the Futurestep losses of $10.0 million and JobDirect losses of $4.0 million in the current year and Futurestep losses of $6.8 million in the prior year, operating profit for the three months ended October 31, 2000 increased $9.4 million, or 51%, to $27.7 million compared to the three months ended October 31, 1999. Operating profit as a percentage of revenue, excluding Futurestep and JobDirect, was 18.3% and 16.6% for the three months ended October 31, 2000 and 1999. This margin increase reflects an increase in all regions compared to the prior year three month period due primarily to the decrease in compensation and benefits as a percentage of revenue in the current three month period.

     Interest Income and Other Income, Net. Interest income and other income, net, includes interest income of $0.8 million and $1.4 million for the three months ended October 31, 2000 and 1999, respectively.

     Interest Expense. Interest expense increased $1.3 million in the three months ended October 31, 2000, to $2.1 million from $0.8 million in the prior year, primarily due to borrowings under the line of credit associated with acquisitions during the first quarter of fiscal 2001 and an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

     Provision for Income Taxes. The provision for income taxes decreased $0.3 million to $4.9 million for the three months ended October 31, 2000 from $5.2 million for the comparable period ended October 31, 1999. The effective tax rates were 40% and 42% for the current and the prior year three month periods. The decrease in the effective tax rate in the current three month period is due to a non-taxable gain on corporate-owned life insurance included as a reduction in deferred compensation expense.

     Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.5 million to $1.1 million in the current three month period compared to $0.6 million in the prior year period and reflects the increase in net income generated by the Mexico subsidiaries during the current fiscal three month period.


Six Months Ended October 31, 2000 Compared to Six Months Ended October 31, 1999

     Revenue. Revenue increased $126.1 million, or 57%, to $347.2 million for the six months ended October 31, 2000 from $221.1 million for the six months ended October 31, 1999, including an increase in revenue from Futurestep of $32.4 million compared to the same period in the prior year and revenue of $1.8 million from JobDirect in the current six month period. The increase in executive recruitment revenue of $91.9 million, or 44%, was primarily the result of an increase in the number of executive recruitment engagements supported by an increase in the average number of consultants and an increase in the average fee per engagement.

     In North America, revenue increased $68.1 million, or 56%, to $189.5 million for the six months ended October 31, 2000 from $121.4 million for the comparable period in the prior year due mainly to an increase in the number of engagements, supported by an increase in the number of consultants.

     In Europe, revenue increased $17.4 million, or 34%, to $68.3 million for the six months ended October 31, 2000 from $50.9 million for the six months ended October 31, 1999. Excluding the negative effects of foreign currency translation into the U.S. dollar and including incremental revenue of $11.4 million related to the acquisition in Germany in the prior year third quarter, revenue increased 49% compared to the same period in the prior year. This increase is primarily due to an increase in the number of engagements, supported by an increase in the number of consultants, and an increase in the average fee per engagement.

     Revenue in Asia/Pacific increased $2.8 million, or 12%, from $26.7 million for the six months ended October 31, 2000 compared to $23.9 million for the comparable period in the prior year due primarily to an increase in the average fee per engagement. The negative effect of foreign currency translation into the U.S. dollar resulted in a decline of approximately 3% in reported revenue compared to the same six month period last year.

     The increase in revenue in Latin America of $3.6 million, or 25%, to $18.3 million for the six months ended October 31, 2000 from $14.7 million for the comparable six month period in fiscal 2000 is attributable mainly to continued strong performance by Mexico and improvement in the economy in Brazil compared to the same period last year.

     Futurestep revenue of $42.7 million for the six months ended October 31, 2000 increased $32.4 million from the same period last year. This increase is primarily attributable to additional engagements in North America in the current six month period, the acquisition of the ESS business of PA Consulting in January 2000, and reflects the worldwide roll-out of the business in late fiscal 2000.

     Compensation and Benefits. Compensation and benefits expense increased $75.8 million, or 57%, to $209.3 million for the six months ended October 31, 2000 from $133.5 million for the comparable period ended October 31, 1999 due primarily to an increase in the number of executive recruitment consultants and Futurestep employees and the acquisition of JobDirect in the current year. The $52.0 million increase for the six months ended October 31, 2000, excluding Futurestep expenses of $28.2 million and JobDirect expenses of $2.3 million, reflects a 30% increase in the average number of consultants for the six months ended October 31, 2000 over the comparable period in 1999. On a comparable basis, excluding Futurestep and JobDirect, compensation and benefits expense as a percentage of revenue decreased to 59.1% in the most recent six month period from 60.2% in the six months ended October 31, 1999.

     General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $39.9 million, or 61%, to $105.8 million for the six months ended October 31, 2000 from $65.9 million for the comparable period ended October 31, 1999. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, declined to 22.7% for the six months ended October 31, 2000 from 23.6% for the comparable period in 1999. The decrease primarily reflects the higher percentage increase in revenue.

     Operating Profit. Operating profit increased $10.3 million in the six months ended October 31, 2000, to $32.1 million, or 9.3% of revenue, from $21.8 million, or 9.8% of revenue, in the prior year six month period. Excluding the Futurestep losses of $18.5 million and JobDirect losses of $4.4 million in the current six month period and Futurestep losses of $12.4 million in the same period in the prior year, operating profit for the six months ended October 31, 2000 increased $20.9 million, or 61%, to $55.1 million compared to the six months ended October 31, 1999. Operating profit, excluding Futurestep and JobDirect, as a percentage of revenue was 18.2% and 16.2% for the six months ended October 31, 2000 and 1999, respectively. The increased margin reflects improvement in all regions compared to the prior year six month period due primarily to the increase in revenue and decline in compensation and benefits and general and administrative expense as a percentage of revenue relative to the same period last year.

     Interest Income and Other Income, Net. Income interest and other income, net, includes interest income of $2.4 million and $2.8 million for the six months ended October 31, 2000 and 1999, respectively.

     Interest Expense. Interest expense increased $2.2 million in the six months ended October 31, 2000, to $3.8 million from $1.6 million in the prior year, primarily due to borrowings under the line of credit associated with acquisitions during the first quarter of fiscal 2001 and to an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

     Provision for Income Taxes. The provision for income taxes increased $2.9 million to $12.7 million for the six months ended October 31, 2000 from $9.8 million for the comparable period ended October 31, 1999. The effective tax rate was 41% and 42% for the current and prior year six month periods, respectively.

     Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.5 million in the current six month period to $1.9 million, compared to $1.4 million in the comparable prior year period and reflects the increase in net income generated by the Mexico subsidiaries during the current fiscal six month period.

Liquidity and Capital Resources

     We maintained cash and cash equivalents of $66.8 million at October 31, 2000 and $92.5 million at October 31, 1999. During the six months ended October 31, 2000 and 1999, cash used in operating activities was $30.8 million and $1.1 million, respectively. Operating cash used in the current six month period is primarily due to a decrease in accounts payable and accrued liabilities mainly related to fiscal 2000 bonuses paid in fiscal 2001.

     Cash used in investing activities was $9.9 million for the current six month period and $21.9 million for the six months ended October 31, 1999. In the current six month period, cash flows used in investing activities included $44.3 million for business acquisitions, $10.6 million primarily for the purchase of equity interests in Jungle Interactive and Webhire, offset by proceeds from the sale of marketable securities of $61.1 million. In the six months ended October 31, 1999, we completed three acquisitions resulting in a total cash outflow of $4.3 million and we purchased marketable securities of $5.8 million.

     Excluded from cash flows is the non-cash charge to other comprehensive income of $1.4 million, representing the unrealized loss, net of tax, on our investment in Webhire. This unrealized loss was due to a decline in the market price per share from the $2.35 acquisition price to $1.63 at October 31, 2000.

     Cash flows from investing activities also includes premiums paid on corporate-owned life insurance, or COLI, contracts. We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Premiums on these COLI contracts were $3.4 million and $2.8 million for the six months ended October 31, 2000 and 1999, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes.

     Capital expenditures totaled $12.8 million and $8.9 million for the six months ended October 31, 2000 and 1999, respectively. These expenditures consisted primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The $3.9 million increase in capital expenditures in the six months ended October 31, 2000 compared to the prior year six month period relates primarily to increased fixed asset spending at Futurestep to support its worldwide infrastructure.

     Cash provided by financing activities was approximately $22.0 million and $2.3 million during the six months ended October 31, 2000 and 1999, respectively. The current six month period included borrowings of $28.0 million under our line of credit offset by payments of $13.0 million. Proceeds from stock options exercised were $4.8 million in the current six month period. Receipts on shareholder notes were $2.9 million and $2.4 million in the current and prior year six month periods and repurchases of common stock and payments on related notes were $1.1 million in both the six months ended October 31, 2000 and 1999.

     Total outstanding borrowings under life insurance policies were $45.3 million and $43.7 million at October 31, 2000 and 1999, respectively. These borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

     To provide additional liquidity, we replaced our existing credit line with a $100 million credit facility with Bank of America effective October 31, 2000. The credit facility is a revolving facility that matures on November 2, 2002 and includes a standby letter of credit subfacility. Borrowings under the line of credit bear interest on a sliding scale based on a leverage ratio. We have the option of borrowing using either LIBOR or the higher of the bank's prime lending rate or the Federal Funds rate plus .5%. The financial covenants include a fixed charge coverage ratio, a maximum leverage ratio, a minimum quick ratio and other customary events of default.

     We believe that cash on hand, funds from operations and available borrowings under our credit facilities will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future.

Euro Conversion

     As of January 1, 1999, several member countries of the European Union established fixed conversion rates among their existing local currencies and adopted the Euro as their new common legal currency. The Euro trades on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period which expires January 1, 2002.

     During the transition period, cashless payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

     We have assessed our information technology systems to determine that they allow for transactions to take place in both the legacy currencies and the Euro and accommodate the eventual elimination of the legacy currencies. Our currency risk may be affected as the legacy currencies are converted to the Euro. Accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form and we will continue to evaluate issues involving introduction of the Euro throughout the transition period. The conversion to the Euro has not had a significant impact on our operations to date.

Recently Issued Accounting Standards

     During fiscal 2000, we adopted the American Institute of Certified Public Accountants Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Cost of Computer Software Development or Obtained for Internal Use" and during fiscal 2001, we adopted the related Emerging Issues Task Force Issue No: 00-2 ("EITF 00-2"), Accounting for Web Site Development Costs." The adoption of SOP 98-1 and EITF 00-2 did not have a material effect on the consolidated financial statements or our capitalization policy.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Currency Market Risk

     As a result of our global operating activities, we are exposed to certain market risks including foreign currency exchange fluctuations, fluctuations in interest rates and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we trade in derivative financial instruments.

     Foreign Currency Risk. Generally, financial results of our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each period and revenue and expenses are translated at average rates of exchange during the period. Resulting translation adjustments are reported as a component of comprehensive income.

     Financial results of foreign subsidiaries in countries with highly inflationary economies are measured in U.S. dollars. The financial statements of these subsidiaries are translated using a combination of current and historical rates of exchange and any translation adjustments are included in determining net income.

     Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. During the six months ended October 31, 2000, we recognized a foreign currency loss of $1.1 million after tax primarily related to our European operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

     Interest Rate Risk. We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of October 31, 2000, we had outstanding borrowings of $15.0 million on our revolving line of credit bearing interest at the bank's prime lending rate, $45.3 million of borrowings against the cash surrender value of COLI contracts bearing interest at variable rates payable at least annually and $35.9 million of long-term notes payable to shareholders resulting from business acquisitions in the fourth quarter of fiscal 2000, payable through fiscal 2004 at variable market rates.


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on September 26, 2000. The business at the meeting was (i) to elect three directors to serve on the board,
(ii) to amend our Performance Award Plan to increase the number of shares which may be issued thereunder and to approve the limits on the maximum number of awards that may be granted to individuals as currently set forth in the Plan, and (iii) to ratify the appointment of Arthur Andersen LLP as our independent auditors for fiscal 2001. Each of the proposals was adopted.


          (i) The number of votes for and withheld for each director were as follows:

                                                                          For                 Withheld
                                                                          ---                 --------
          The election of Class 2003 Directors of the Company:
                 Patti S. Hart                                         27,427,103             440,911
                 Windle B. Priem                                       27,136,909             731,105
                 Mark C. Thompson                                      27,441,683             426,331

          (ii) The number of votes for, against, abstaining, and broker non-vote for the approval of the amendment of the Performance Award Plan to increase the number of shares which may be issued thereunder and to approve the limits on the maximum number of awards that may be granted to individuals as currently set forth in the Plan were as follows:

                    For            Against            Abstaining           Broker Non-Vote
                    ---            -------            ----------           ---------------
                 19,383,036       6,923,069            606,998                 954,911

  (iii) The number of votes for, against, abstaining, and broker non-vote for the ratification of Arthur Andersen LLP were as follows:

                    For            Against            Abstaining           Broker Non-Vote
                    ---            -------            ----------           ---------------
                 27,764,697          48,574             54,743                    0

Item 6.   Exhibits and Reports on Form 8-K


  (a)     Exhibits

          Exhibit
          Number                       Description of Exhibit
          ------                       ----------------------


          10.1 Loan Agreement, dated as of October 31, 2000, among Korn/Ferry International, Bank of America, N.A. and the other lenders referred to therein

          27.1        Financial Data Schedule for the six months ended October
                      31, 2000


  (b)     Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KORN/FERRY INTERNATIONAL

Date:  December 14, 2000              By:  /s/ Elizabeth S.C.S. Murray
                                           ---------------------------

                                               Elizabeth S.C.S. Murray
                                               Chief Financial Officer and
                                               Executive Vice President

                                 EXHIBIT INDEX

  Exhibit
  Number      Description of Exhibit
  ------      ----------------------


  10.1 Loan Agreement, dated as of October 31, 2000, among Korn/Ferry International, Bank of America, N.A. and the other lenders referred to therein

  27.1        Financial Data Schedule for the six months ended October 31, 2000

---------------