Form 10-Q
period 2001-01-31
KORN FERRY INTERNATIONAL
filed 2001-03-19
CIK 56679

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

           For the quarterly period ended January 31, 2001 or

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

     The number of shares outstanding of our common stock as of March 13, 2001 was 37,446,652.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents


PART I.       FINANCIAL INFORMATION                                                        Page
                                                                                           ----
Item  1.      Financial Statements

              Consolidated Balance Sheets as of January 31, 2001 (unaudited) and
                April 30, 2000.........................................................      3

              Unaudited Consolidated Statements of Operations for the three months
                and nine months ended January 31, 2001 and January 31, 2000............      5

              Unaudited Consolidated Statements of Cash Flows for the nine months
                ended January 31, 2001 and January 31, 2000............................      6

              Unaudited Notes to Consolidated Financial Statements.....................      7

Item  2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations..................................................     11

Item  3.      Quantitative and Qualitative Disclosures About Market Risk...............     17

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.........................................     18

SIGNATURE..............................................................................     19

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS


                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                                   As of                 As of
                                                                                             January 31, 2001       April 30, 2000
                                                                                             ----------------       --------------
                                                                                                (unaudited)
                                          ASSETS
                                          ------

Cash and cash equivalents                                                                    $         65,238       $       86,975
Marketable securities                                                                                   7,646               59,978
Receivables due from clients, net of allowance for doubtful accounts of $15,793 and                   116,829              101,506
 $12,538
Other receivables                                                                                      10,485                8,112
Deferred income taxes                                                                                   4,084                3,814
Prepaid expenses                                                                                       12,182                7,453
                                                                                             ----------------       --------------
     Total current assets                                                                             216,464              267,838
                                                                                             ----------------       --------------

Property and equipment:
  Computer equipment and software                                                                      44,639               32,532
  Furniture and fixtures                                                                               24,577               18,175
  Leasehold improvements                                                                               19,587               15,304
  Automobiles                                                                                           2,014                1,793
                                                                                             ----------------       --------------
                                                                                                       90,817               67,804
Less - Accumulated depreciation and amortization                                                      (43,464)             (31,992)
                                                                                             ----------------       --------------

     Property and equipment, net                                                                       47,353               35,812
                                                                                             ----------------       --------------

Cash surrender value of company owned life insurance policies, net of loans                            59,470               50,632
Marketable securities                                                                                                        1,129
Deferred income taxes                                                                                  26,921               17,790
Goodwill and other intangibles, net of accumulated amortization of $17,657 and $8,709                 131,900               96,643
Other                                                                                                  13,492                6,150
                                                                                             ----------------       --------------

     Total assets                                                                            $        495,600       $      475,994
                                                                                             ================       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                   (in thousands, except per share amounts)

                                                                                                   As of                 As of
                                                                                             January 31, 2001       April 30, 2000
                                                                                             ----------------       --------------
                                                                                                (unaudited)
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Notes payable and current maturities of long-term debt                                       $         14,527       $       16,147
Accounts payable                                                                                       12,691               11,896
Income taxes payable                                                                                       83                  407
Accrued liabilities:
  Compensation                                                                                         67,180               75,866
  Payroll taxes                                                                                        36,653               41,393
  Other                                                                                                35,600               39,081
                                                                                             ----------------       --------------
     Total current liabilities                                                                        166,734              184,790
Deferred compensation                                                                                  40,017               37,483
Long-term debt                                                                                         15,679               16,916
Other                                                                                                   2,319                2,361
                                                                                             ----------------       --------------
     Total liabilities                                                                                224,749              241,550
                                                                                             ----------------       --------------

Non-controlling shareholders' interest                                                                  2,880                3,220
                                                                                             ----------------       --------------

Shareholders' equity
  Common stock: $0.01 par value, 150,000 shares authorized, 37,430 and
    36,748 shares outstanding                                                                         295,534              283,277
  Deficit                                                                                             (12,597)             (35,615)
  Accumulated other comprehensive loss                                                                 (9,308)              (7,300)
                                                                                             ----------------       --------------
     Shareholders' equity                                                                             273,629              240,362
  Less:  Notes receivable from shareholders                                                            (5,658)              (9,138)
                                                                                             ----------------       --------------
     Total shareholders' equity                                                                       267,971              231,224
                                                                                             ----------------       --------------
     Total liabilities and shareholders' equity                                              $        495,600       $      475,994
                                                                                             ================       ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                          Three Months Ended January 31,      Nine Months Ended January 31,
                                                          ------------------------------      -----------------------------
                                                              2001              2000              2001             2000
                                                          ------------      ------------      ------------      -----------
                                                                   (unaudited)                         (unaudited)
Revenue                                                   $    157,171      $    122,075      $    504,415      $   343,178

Compensation and benefits                                       95,651            72,119           304,990          205,578
General and administrative expenses                             46,568            35,345           152,345          101,227
Interest income and other income, net                              734             2,253             3,051            5,330
Interest expense                                                 2,300             1,437             6,075            3,033
                                                          ------------      ------------      ------------      -----------
  Income before provision for income taxes and
     non-controlling shareholders' interest                     13,386            15,427            44,056           38,670
Provision for income taxes                                       5,622             6,479            18,307           16,241
Non-controlling shareholders' interest                             861               663             2,731            2,038
                                                          ------------      ------------      ------------      -----------
  Net income                                              $      6,903      $      8,285      $     23,018      $    20,391
                                                          ============      ============      ============      ===========

Basic earnings per common share                           $       0.18      $       0.23      $       0.62      $      0.57
                                                          ============      ============      ============      ===========

Basic weighted average common shares outstanding                37,443            36,117            37,201           35,929
                                                          ============      ============      ============      ===========

Diluted earnings per common share                         $       0.18      $       0.22      $       0.60      $      0.55
                                                          ============      ============      ============      ===========

Diluted weighted average common shares outstanding              38,705            37,539            38,661           37,000
                                                          ============      ============      ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                              Nine Months Ended January 31,
                                                                                              -----------------------------
                                                                                                 2001               2000
                                                                                              ---------           ---------
                                                                                                       (unaudited)
Cash from operating activities:
  Net income                                                                                   $ 23,018           $ 20,391
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                10,708              7,000
     Amortization                                                                                 8,948              1,800
     Loss on disposition of property and equipment                                                  879
     Provision for doubtful accounts                                                             14,612              9,812
     Cash surrender value, benefits, and gains in excess of premiums paid                          (404)                91
     Deferred income tax benefit                                                                 (2,405)            (1,853)
     Tax benefit from exercise of stock options                                                   2,733
  Change in other assets and liabilities, net of acquisitions:
     Deferred compensation                                                                        2,534              4,635
     Receivables                                                                                (30,354)           (38,320)
     Prepaid expenses                                                                            (4,729)            (4,331)
     Income taxes                                                                                  (594)             6,064
     Accounts payable and accrued liabilities                                                   (13,566)            29,003
     Non-controlling shareholders' interest and other, net                                          530               (694)
                                                                                               --------           --------

       Net cash provided by operating activities                                                 11,910             33,598
                                                                                               --------           --------

Cash from investing activities:
  Purchase of property and equipment                                                            (21,808)           (14,087)
  Purchase of marketable securities                                                              (7,646)
  Sale of marketable securities                                                                  61,107             21,965
  Business acquisitions, net of cash acquired                                                   (44,238)           (35,617)
  Premiums on life insurance, net of benefits received                                          (10,102)            (8,554)
  Investment in businesses                                                                      (10,570)
                                                                                               --------           --------

       Net cash used in  investing activities                                                   (33,257)           (36,293)
                                                                                               --------           --------

Cash from financing activities:
  Net borrowings on credit line                                                                   3,000
  Payment of bank debt                                                                           (1,365)
  Payment of shareholder acquisition notes                                                      (10,343)              (571)
  Borrowings under life insurance policies                                                        1,668              1,043
  Purchase of common  stock and payment of related notes                                           (308)              (994)
  Issuance of common stock and receipts on shareholders' notes                                    8,927              2,580
                                                                                               --------           --------

       Net cash provided by financing activities                                                  1,579              2,058
                                                                                               --------           --------

Effect of foreign currency exchange rate changes on cash flows                                   (1,969)            (2,156)
                                                                                               --------           --------

Net decrease in cash and cash equivalents                                                       (21,737)            (2,793)
Cash and cash equivalents at beginning of the period                                             86,975            113,741
                                                                                               --------           --------

Cash and cash equivalents at end of the period                                                 $ 65,238           $110,948
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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

   Basis of Presentation

     The consolidated financial statements for the three months and nine months ended January 31, 2001 and 2000 include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended April 2000 ("Annual Report") and should be read together with the Annual Report.

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)


                                                                Three months ended January 31,
                                          -------------------------------------------------------------------------
                                                         2001                                   2000
                                          ----------------------------------      ---------------------------------
                                                        Weighted       Per                     Weighted       Per
                                                        Average       Share                    Average       Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                          --------      --------      ------      -------      --------      ------
Basic EPS
Income available to common
  shareholders                            $  6,903        37,443      $ 0.18      $ 8,285        36,117      $ 0.23
                                                                      ======                                 ======
Effect of dilutive securities:
Shareholder common stock
  purchase commitments                                       267                                    374
Stock options                                                995                                  1,048
                                          --------      --------                  -------        ------

Diluted EPS
Income available to common shareholders
  plus assumed conversions                $  6,903        38,705      $ 0.18      $ 8,285        37,539      $ 0.22
                                          ========      ========      ======      =======        ======      ======

                                                                 Nine months ended January 31,
                                          -------------------------------------------------------------------------
                                                         2001                                   2000
                                          ----------------------------------      ---------------------------------
                                                        Weighted       Per                     Weighted       Per
                                                        Average       Share                    Average       Share
                                           Income        Shares       Amount      Income        Shares       Amount
                                          --------      --------      ------      -------      --------      ------
Basic EPS
Income available to common
  shareholders                            $ 23,018        37,201      $ 0.62      $20,391        35,929      $ 0.57
                                                                      ======                                 ======

Effect of dilutive securities:
Shareholder common stock
  purchase commitments                                       288                                    374
Stock options                                              1,172                                    697
                                          --------      --------                  -------        ------

Diluted EPS
Income available to common shareholders
  plus assumed conversions                $ 23,018        38,661      $ 0.60      $20,391        37,000      $ 0.55
                                          ========      ========      ======      =======        ======      ======

3.  Comprehensive income

    Comprehensive income is comprised of net income and all changes to shareholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

    Total comprehensive income is as follows:

                                                               Three months ended January 31,        Nine months ended January 31,
                                                              --------------------------------      -------------------------------
                                                                  2001                2000               2001              2000
                                                              -------------       ------------      -------------      ------------
Net income                                                    $       6,903       $     8,285       $     23,018       $    20,391
Foreign currency translation adjustment                               3,032            (1,830)              (700)           (2,382)
Unrealized gain (loss) on investment                                    213                               (2,255)
Tax (provision) benefit related to unrealized gain
 (loss) on investment                                                   (90)                                 947
                                                              -------------       -----------       ------------       -----------
Comprehensive income                                          $      10,058       $     6,455       $     21,010       $    18,009
                                                              =============       ===========       ============       ===========

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

     A summary of the Company's operations (excluding interest income and other income, and interest expense) by business segment follows:

                                       Three months ended January 31,            Nine months ended January 31,
                                      ------------------------------------      -------------------------------
                                          2001                2000                   2001              2000
                                      ----------------    ----------------      -------------      ------------
Revenue:
 Executive recruitment:
  North America                       $       80,078       $       65,765       $    269,528       $   187,127
  Europe                                      32,975               27,587            101,277            78,499
  Asia/Pacific                                13,335               11,772             39,985            35,638
  Latin America                                8,183                7,387             26,520            22,057
 Futurestep                                   21,119                9,564             63,800            19,857
 JobDirect                                     1,481                                   3,305
                                      --------------       --------------       ------------       -----------
   Total revenue                      $      157,171       $      122,075       $    504,415       $   343,178
                                      ==============       ==============       ============       ===========
                                       Three months ended January 31,           Nine months ended January 31,
                                      ------------------------------------      -------------------------------
                                           2001                2000                 2001              2000
                                      ----------------     ---------------      -------------      ------------
Operating profit (loss):
 Executive recruitment:
  North America                       $      14,774        $       13,154       $     51,549       $    35,236
  Europe                                      4,961                 3,138             14,810             9,225
  Asia/Pacific                                1,423                 1,303              5,007             3,739
  Latin America                               1,789                 1,933              6,654             5,535
 Futurestep                                  (4,591)               (4,917)           (23,138)          (17,362)
 JobDirect                                   (3,404)                                  (7,802)
                                      -------------         -------------       ------------       -----------
   Total operating profit             $      14,952         $      14,611       $     47,080       $    36,373
                                      =============         =============       ============       ===========
                                           As of                 As of
                                      January 31, 2001      April 30, 2000
                                      ----------------      --------------
Identifiable assets:
Executive recruitment:
  North America (1)                   $    258,021          $     285,474
  Europe                                    90,448                 91,790
  Asia/Pacific                              35,651                 33,376
  Latin America                             20,825                 18,631
 Futurestep                                 51,671                 46,723
 JobDirect                                  38,984
                                      ------------          -------------
   Total identifiable assets          $    495,600          $     475,994
                                      ============          =============

(1) The corporate office identifiable assets of $94,826 and $144,739 as of January 31, 2001 and April 30, 2000, respectively, are included in North America.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Form 10-Q may contain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep and JobDirect, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

     In May 1998, we introduced our middle-management recruitment service, Futurestep. Futurestep combines our recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions and assess cultural compatibility. In March 1999, we completed the United States roll-out of Futurestep. The international roll-out of Futurestep was launched in the United Kingdom and Canada in the first fiscal quarter of the prior year. As of April 30, 2000, we had opened 15 additional international offices and completed the integration of the acquired executive search and selection business of PA Consulting Group with offices in 17 countries in Europe and Asia/Pacific. As of January 31, 2001, over 904,000 candidates worldwide had completed a detailed on-line profile.

     In May 2000, we acquired a 9.2% interest in Jungle Interactive Media, Inc., a company providing internet based information, entertainment, products and services to targeted groups within higher education. In July 2000, we completed the acquisition of JobDirect.com, Inc., a leading online college recruitment company exclusively serving clients' requirements for entry-level college graduates. In August 2000, we purchased a 16% equity investment in Webhire, Inc., the leading business services and technology solutions provider in the Internet recruitment marketplace.

     Through executive recruitment, Futurestep and JobDirect, supported by our strategic investments in Webhire and Jungle Interactive, we are well positioned to execute our strategy to provide clients with end-to-end human capital management solutions.

Results of Operations

     The following table summarizes the results of our operations for the three months and nine months ended January 31, 2001 and 2000 as a percentage of revenue.

                                                          Three months ended January 31,         Nine months ended January 31,
                                                        ----------------------------------      -------------------------------
                                                             2001                2000               2001               2000
                                                        ---------------      -------------      -------------      ------------
Revenue                                                      100%                100%               100%               100%
Compensation and benefits                                     61                  59                 60                 60
General and administrative expenses                           30                  29                 30                 29
Operating profit (1)                                          10                  12                  9                 11
Net income                                                     4                   7                  5                  6

__________

(1) For the three months ended January 31, 2001 and 2000, operating profit as a percentage of revenue, excluding Futurestep losses of $4.6 million and $4.9 million , respectively, and JobDirect losses of $3.4 million in the current year, is 17% in both periods. For the nine months ended January 31, 2001 and 2000, operating profit as a percentage of revenue, excluding Futurestep losses of $23.1 million and $17.4 million, respectively, and JobDirect losses of $7.8 million in the current year, is 18% and 17%, respectively.

     For the three months ended January 31, 2001, we experienced solid growth in executive recruitment revenue in all geographic regions and in operating profit in all geographic regions, except Latin America compared to the same period last year. However, in the current three month period, executive recruitment revenue declined 11% compared to the previous three month period. The decline is due primarily to the slowdown of the United States economy in the current three month period that contributed to a 14% decline in executive recruitment revenue in North America. We currently expect our fourth quarter revenue to be in line with our third quarter results. We experienced strong growth in executive recruitment revenue and operating profit in all geographic regions for the nine months ended January 31, 2001. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

                                       Three Months Ended January 31,                    Nine Months Ended January 31,
                               --------------------------------------------      ----------------------------------------------
                                       2001                     2000                     2001                      2000
                               -------------------      -------------------      --------------------      --------------------
                               Dollars         %        Dollars         %        Dollars          %        Dollars          %
                               --------      -----      --------      -----      --------       -----      --------       -----
Revenue
 Executive recruitment:
  North America                $ 80,078       51%       $ 65,765       54%       $269,528        53%       $187,127        55%
  Europe                         32,975       21          27,587       23         101,277        20          78,499        23
  Asia/Pacific                   13,335        8          11,772       10          39,985         8          35,638        10
  Latin America                   8,183        5           7,387        6          26,520         5          22,057         6
 Futurestep                      21,119       13           9,564        8          63,800        13          19,857         6
 JobDirect                        1,481        1                                    3,305         1
                               --------      ---        --------      ---        --------       ---        ---------      ---
   Total revenue               $157,171      100%       $122,075      100%       $504,415       100%       $343,178       100%
                               ========      ===        ========      ===        ========       ===        =========      ===

                                       Three Months Ended January 31,                    Nine Months Ended January 31,
                               --------------------------------------------      ----------------------------------------------
                                       2001                     2000                     2001                      2000
                               -------------------      -------------------      --------------------      --------------------
                               Dollars         %        Dollars         %        Dollars          %        Dollars          %
                               --------      -----      --------      -----      --------       -----      --------       -----
Operating Profit (Loss) and
Margin (%)
 Executive recruitment:
  North America                $14,774       18.4%      $13,154       20.0%      $ 51,549        19.1%     $ 35,236       18.8%
  Europe                         4,961       15.0         3,138       11.4         14,810        14.6         9,225       11.8
  Asia/Pacific                   1,423       10.7         1,303       11.1          5,007        12.5         3,739       10.5
  Latin America                  1,789       21.9         1,933       26.2          6,654        25.1         5,535       25.1
 Futurestep                     (4,591)                  (4,917)                  (23,138)                  (17,362)
 JobDirect                      (3,404)                                            (7,802)
                               -------       ----       -------       ----       --------        ----      --------       ----
   Total operating profit      $14,952        9.5%      $14,611       12.0%      $ 47,080         9.3%     $ 36,373       10.6%
                               =======       ====       =======       ====       ========        ====      ========       ====

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

  Revenue. Revenue increased $35.1 million, or 29% to $157.2 million for the three months ended January 31, 2001 from $122.1 million for the three months ended January 31, 2000. This increase in revenue was primarily the result of an increase in the number of engagements and an increase in the average fee per engagement in executive recruitment, an increase in revenue from Futurestep, and the acquisition of JobDirect in the current fiscal year.

  In North America, revenue increased $14.3 million, or 22%, to $80.1 million for the three months ended January 31, 2001 from $65.8 million for the comparable period in the prior year. This revenue growth is due mainly to an increase in the number of engagements and an increase in the average fee per engagement. The financial services, healthcare, industrial and general specialty practices delivered particularly strong performance, while the retail, entertainment and consumer goods specialty practices declined.

  Revenue in Europe increased $5.4 million, or 20%, to $33.0 million for the three months ended January 31, 2001 from $27.6 million for the comparable period in the prior year. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 31% compared to the same three month period last year. This increase is mainly due to an increase in the number of engagements, revenue related to the acquisition in Germany in the prior year third quarter, and an increase in the average fee per engagement.

  In Asia/Pacific, revenue increased $1.5 million, or 13%, to $13.3 million for the three months ended January 31, 2001 from $11.8 million for the three months ended January 31, 2000 primarily due to an increase in the average fee per engagement partially offset by a decrease in the number of engagements. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 22% compared to the same three month period last year.

  The increase in revenue in Latin America of $0.8 million, or 11%, to $8.2 million for the three months ended January 31, 2001 from $7.4 million for the comparable three month period in fiscal 2000 is due primarily to continued strong performance in Mexico offset by a decrease in Argentina due to the reorganization of that office in the current fiscal year. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 14% compared to the same three month period last year.

  Futurestep revenue of $21.1 million for the three months ended January 31, 2001 is primarily attributable to the worldwide roll-out of the business and the acquisition of the ESS business of PA Consulting in January 2000, resulting in an increase in the number of engagements in both Europe and Asia/Pacific during the current fiscal quarter, while the number of engagements declined slightly in North America. In the current three month period, Futurestep revenue remained constant compared to the previous three month period due to an increase in international revenue offset by a decrease in revenue in North America. In the current three month period, approximately 60% of revenue in North America and 22% of worldwide revenue is the result of referrals from the executive recruitment business.

  JobDirect revenue of $1.5 million for the three months ended January 31, 2001 reflects approximately 480 corporate clients and 414 college career offices using our service. Compared to the current year second fiscal quarter, the number of corporate clients decreased 17% and the number of college career offices increased 9% while revenue declined $0.2 million. As of January 31, 2001, over 1.3 million students had registered on the database.

  Compensation and Benefits.   Compensation and benefits expense increased $23.6
million, or 32%, to $95.7 million for the three months ended January 31, 2001 from $72.1 million for the comparable period ended January 31, 2000 due primarily to an increase in the number of executive recruitment consultants and Futurestep employees and the acquisition of JobDirect in the current fiscal year. Excluding Futurestep expenses of $14.7 million and JobDirect expenses of $2.3 million in the current three month period and Futurestep expenses of $6.0 million in the same period last year, compensation and benefits as a percentage of revenue decreased slightly to 58.5% in the most recent three month period from 58.8% in the three months ended January 31, 2000.

  General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $11.3 million, or 32%, to $46.6 million for the three months ended January 31, 2001 from $35.3 million for the comparable period ended January 31, 2000. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, remained relatively constant at 24% in the most recent and in the prior year three month period.

  Operating Profit. Operating profit increased $0.4 million in the three months ended January 31, 2001, to $15.0 million, or 9.5% of revenue, from $14.6 million, or 12.0% of revenue, in the prior year three month period. Excluding the Futurestep losses of $4.6 million and JobDirect losses of $3.4 million in the current year and Futurestep losses of $4.9 million in the prior year, operating profit for the three months ended January 31, 2001 increased $3.4 million, or 18%, to $22.9 million compared to the three months ended January 31, 2000. Operating profit as a percentage of revenue, excluding Futurestep and JobDirect, remained relatively constant at 17% for both the three months ended January 31, 2001 and 2000.

  Interest Income and Other Income, Net. Interest income and other income, net, includes interest income of $1.0 million and $2.0 million for the three months ended January 31, 2001 and 2000, respectively. The decrease in interest income is due primarily to lower average cash and marketable securities balances compared to the prior year. Other income, net is comprised primarily of gains and losses on disposals of property and equipment and dividend income resulting in expense of $0.2 million for the current year three month period and income of $0.2 million in the prior year.

  Interest Expense. Interest expense increased $0.9 million in the three months ended January 31, 2001, to $2.3 million from $1.4 million in the prior year, primarily due to borrowings under the line of credit associated with acquisitions during the first quarter of fiscal 2001 and an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

  Provision for Income Taxes. The provision for income taxes decreased $0.9 million to $5.6 million for the three months ended January 31, 2001 from $6.5 million for the comparable period ended January 31, 2000. The effective tax rate was 42% for both the current and the prior year three month periods.

  Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.2 million to $0.9 million in the current three month period compared to $0.7 million in the prior year period.


Nine Months Ended January 31, 2001 Compared to Nine Months Ended January 31,
2000

  Revenue. Revenue increased $161.2 million, or 47%, to $504.4 million for the nine months ended January 31, 2001 from $343.2 million for the nine months ended January 31, 2000, including an increase in revenue from Futurestep of $43.9 million compared to the same period in the prior year and revenue of $3.3 million from JobDirect in the current nine month period. The increase in executive recruitment revenue of $114.0 million, or 35%, was primarily the result of an increase in the number of executive recruitment engagements supported by an increase in the average number of consultants and an increase in the average fee per engagement.

  In North America, revenue increased $82.4 million, or 44% to $269.5 million for the nine months ended January 31, 2001 from $187.1 million for the comparable period in the prior year due mainly to an increase in the number of engagements supported by an increase in the number of consultants and an increase in the average fee per engagement. The advanced technology, financial services, industrial, healthcare and general specialty practices performed strongly in the current year compared to the same nine month period last year.

  In Europe, revenue increased $22.8 million, or 29%, to $101.3 million for the nine months ended January 31, 2001 from $78.5 million for the nine months ended January 31, 2000. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately
42% compared to the same period in the prior year. This increase is primarily due to an increase in the number of engagements, supported by an increase in the number of consultants, an increase in the average fee per engagement and the acquisition in Germany in the prior year third fiscal quarter.

  Revenue in Asia/Pacific increased $4.4 million, or 12%, to $40.0 million for the nine months ended January 31, 2001 from $35.6 million for the comparable period in the prior year due primarily to an increase in the average fee per engagement partially offset by a decline in the number of engagements.
Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 17% compared to the same nine month period last year.

  The increase in revenue in Latin America of $4.4 million, or 20%, to $26.5 million for the nine months ended January 31, 2001 from $22.1 million for the comparable nine month period in fiscal 2000 is attributable mainly to continued strong performance by Mexico and improvement in the economy in Brazil offset by a decrease in Argentina due to a reorganization of that office in the current year. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have increased approximately 23% compared to the same nine month period last year.

  Futurestep revenue of $63.8 million for the nine months ended January 31, 2001 increased $43.9 million from the same period last year. This increase is primarily attributable to additional engagements in North America in the current nine month period, the acquisition of the ESS business of PA Consulting in January 2000, and reflects the worldwide roll-out of the business in late fiscal 2000.

  Compensation and Benefits. Compensation and benefits expense increased $99.4 million, or 48%, to $305.0 million for the nine months ended January 31, 2001 from $205.6 million for the comparable period ended January 31, 2000 due primarily to an increase in the number of executive recruitment consultants and Futurestep employees and the acquisition of JobDirect in the current fiscal year. The $64.6 million increase for the nine months ended January 31, 2001, excluding Futurestep expenses of $42.8 million and JobDirect expenses of $4.6 million in the current nine month period and Futurestep expenses of $12.6 million in the same period last year, reflects a 31% increase in the average number of consultants for the nine months ended January 31, 2001 over the comparable period in 2000. On a comparable basis, excluding Futurestep and JobDirect, compensation and benefits expense as a percentage of revenue decreased to 58.9% in the most recent nine month period from 59.7% in the nine months ended January 31, 2000.

  General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses increased $51.1 million, or 50%, to $152.3 million for the nine months ended January 31, 2001 from $101.2 million for the comparable period ended January 31, 2000. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, remained relatively constant at 23% for both the nine months ended January 31, 2001 and 2000.

  Operating Profit. Operating profit increased $10.7 million in the nine months ended January 31, 2001, to $47.1 million, or 9.3% of revenue, from $36.4 million, or 10.6% of revenue, in the prior year nine month period. Excluding the Futurestep losses of $23.1 million and JobDirect losses of $7.8 million in the current nine month period and Futurestep losses of $17.4 million in the same period in the prior year, operating profit for the nine months ended January 31, 2001 increased $24.3 million, or 45%, to $78.0 million compared to the nine months ended January 31, 2000. Operating profit, excluding Futurestep and JobDirect, as a percentage of revenue was 18% and 17% for the nine months ended January 31, 2001 and 2000, respectively. The increased margin reflects improvement in North America, Europe and Asia/Pacific, while Latin America remained constant compared to the prior year nine month period. The increase is driven primarily by our European operations and reflects the increase in revenue and a decline in compensation and benefits and general and administrative expense as a percentage of revenue relative to the same period last year.

  Interest Income and Other Income, Net. Interest income and other income, net, includes interest income of $3.4 million and $4.8 million for the nine months ended January 31, 2001 and 2000, respectively. The decrease in interest income is due primarily to lower average cash and marketable securities balances compared to the prior year. Other income consists primarily of gains and losses on the sale of property and equipment and dividend income resulting in expense of $0.3 million in the current period and income of $0.5 million in the prior year period.

  Interest Expense. Interest expense increased $3.1 million in the nine months ended January 31, 2001, to $6.1 million from $3.0 million in the prior year, primarily due to borrowings under the line of credit associated with acquisitions during the first quarter of fiscal 2001 and to an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

  Provision for Income Taxes. The provision for income taxes increased $2.1 million to $18.3 million for the nine months ended January 31, 2001 from $16.2 million for the comparable period ended January 31, 2000. The effective tax rate was 42% for both the current and prior year nine month periods.

  Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.7 million in the current nine month period to $2.7 million, compared to $2.0 million in the comparable prior year period and reflects the increase in net income generated by the Mexico subsidiaries during the current fiscal nine month period.

Liquidity and Capital Resources

  We maintained cash and cash equivalents of $65.2 million at January 31, 2001 and $110.9 million at January 31, 2000. During the nine months ended January 31, 2001 and 2000, cash provided by operating activities was $11.9 million and $33.6 million, respectively. Operating cash generated in the current nine month period decreased primarily due to a decrease in accounts payable and accrued liabilities mainly related to fiscal 2000 bonuses paid in fiscal 2001.

  Excluded from cash flows is the non-cash charge to other comprehensive income of $1.3 million, representing the unrealized loss, net of tax, on our investment in Webhire. This unrealized loss was due to a decline in the market price per share from the $2.35 acquisition price to $1.69 at January 31, 2001.

  Cash used in investing activities was $33.3 million for the current nine month period and $36.3 million for the nine months ended January 31, 2000. In the current nine month period, cash flows used in investing activities included $44.2 million for business acquisitions and $10.6 million for the purchase of equity interests in Jungle Interactive and Webhire compared to $35.6 for business acquisitions in the prior year. In addition, net sales of marketable securities were $53.5 million in the current nine month period compared to $22.0 million in the prior year.

  Cash flows from investing activities also includes premiums paid on corporate-owned life insurance, or COLI, contracts. We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Premiums on these COLI contracts were $10.1 million and $8.6 million for the nine months ended January 31, 2001 and 2000, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes.

  Capital expenditures totaled $21.8 million and $14.1 million for the nine months ended January 31, 2001 and 2000, respectively. These expenditures consisted primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The $7.7 million increase in capital expenditures in the nine months ended January 31, 2001 compared to the prior year nine month period relates primarily to increased fixed asset spending at Futurestep to support its worldwide infrastructure.

  Cash provided by financing activities was $1.6 million and $2.1 million during the nine months ended January 31, 2001 and 2000, respectively.
In the current nine month period, borrowings of $28.0 million under our line of credit were offset by payments of $25.0 million. In addition, we made payments of $10.3 million on shareholder acquisition notes in the current nine month period compared to $0.6 million in the same period last year. In the current nine month period, proceeds from the issuance of common stock were $8.9 million, including proceeds from stock options exercised of $5.4 million, compared to $2.6 million in the prior year nine month period.

  Total outstanding borrowings under life insurance policies were $46.6 million and $43.7 million at January 31, 2001 and 2000, respectively. These borrowings, which are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

  To provide additional liquidity, we replaced our prior credit line with a $100 million credit facility with Bank of America effective October 31, 2000. The credit facility is a revolving facility that matures on November 2, 2002 and includes a standby letter of credit subfacility. Borrowings under the line of credit bear interest on a sliding scale based on a leverage ratio. We have the option of borrowing using either LIBOR or the higher of the bank's prime lending rate or the Federal Funds rate plus 0.5%. The financial covenants include a fixed charge coverage ratio, a maximum leverage ratio, a minimum quick ratio and other customary events of default.

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


Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Currency Market Risk

  As a result of our global operating activities, we are exposed to certain market risks including foreign currency exchange fluctuations, fluctuations in interest rates and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we currently trade in derivative financial instruments.

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

  Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. During the nine months ended January 31, 2001 and 2000, we recognized foreign currency losses, after income taxes, of $0.3 million and $0.4 million, respectively, primarily related to our Europe and Asia/Pacific operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

  Interest Rate Risk. We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of January 31, 2001, we had outstanding borrowings of $3.0 million on our revolving line of credit bearing interest at LIBOR plus 1.25%, $46.6 million of borrowings against the cash surrender value of COLI contracts bearing interest at primarily variable rates payable at least annually and $27.2 million of notes payable to shareholders resulting from business acquisitions in fiscal 2000, payable through fiscal 2004 at rates ranging from 5.5% to 7%.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K


     (a)    Exhibits

            Exhibit
            Number                   Description of Exhibit
            ------                   ----------------------

            10.1 Employment Agreement between Korn/Ferry International and Michael D. Bekins

            10.2     Korn/Ferry International Special Severance Pay Policy

            10.3 Employment Agreement between Korn/Ferry International and Richard M. Ferry

            10.4 Amendment I, dated as of January 30, 2001, to Loan Agreement, dated as of October 31, 2000, among Korn/Ferry International, Bank of America, N.A. and the other Lenders referred to therein


     (b)    Reports on Form 8-K

            None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             KORN/FERRY INTERNATIONAL

Date:  March 16, 2001        By:   /s/ Elizabeth S.C.S. Murray
                                   ---------------------------

                                       Elizabeth S.C.S. Murray
                                       Chief Financial Officer and
                                       Executive Vice President

                                 EXHIBIT INDEX

Exhibit
Number                Description of Exhibit
------                ----------------------

10.1     Employment Agreement between Korn/Ferry International and Michael D.
         Bekins

10.2     Korn/Ferry International Special Severance Pay Policy

10.3     Employment Agreement between Korn/Ferry International and Richard M.
         Ferry

10.4 Amendment I, dated as of January 30 2001, to Loan Agreement, dated as of October 31, 2000, among Korn/Ferry International, Bank of America, N.A. and the other Lenders referred to therein

---------------