Form 10-K
period 2001-04-30
KORN FERRY INTERNATIONAL
filed 2001-07-30
CIK 56679

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

     For the fiscal year ended April 30, 2001

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

                                (310) 556-8553
             (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                 Name of each exchange on which registered
               -------------------                 -----------------------------------------
     Common Stock,  par value $0.01 per share               New York Stock Exchange

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The number of shares outstanding of our common stock as of July 26, 2001 was 37,501,527 shares. The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on July 26, 2001 (assuming that the Registrant's only affiliates are its officers, directors and 10% or greater stockholders) was approximately $546,143,922, based upon the closing market price of $15.69 on that date of a share of common stock as reported on the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on September 25, 2001 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            KORN/FERRY INTERNATIONAL
  Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2001

                                                                          Page
                                                                          ----
                                PART I.

Item 1.Business.........................................................    3

Item 2.Properties.......................................................   11

Item 3.Legal Proceedings................................................   11

Item 4.Submission of Matters to a Vote of Security Holders..............   11

Executive Officers......................................................   12

                                PART II.

Item 5.Market for Registrant's Common Equity and Related Stockholder
 Matters................................................................   13

Item 6.Selected Financial Data..........................................   14

Item 7.Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................   15

Item 7A.Quantitative and Qualitative Disclosures About Market Risk......   24

Item 8.Financial Statements and Supplementary Data......................   25

Item 9.Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure...................................................   25

                               PART III.

Item 10.Directors and Executive Officers of the Registrant..............   26

Item 11.Executive Compensation..........................................   26

Item 12.Security Ownership of Certain Beneficial Owners and Management..   26

Item 13.Certain Relationships and Related Transactions..................   26

                                PART IV.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-
 K......................................................................   27
  (a)1. Index to Financial Statements
     2. Financial Statement Schedules
     3. Exhibits
  (b)Reports on Form 8-K................................................   28

Signatures..............................................................   29

Financial Statements and Financial Statement Schedules..................  F-1

                                    PART I.

Item 1. Business

Business Overview

   Korn/Ferry International, or KFY, is the world's preeminent recruitment firm with the broadest global presence in the recruitment industry. In 2001, we were named the "World's Largest Executive Search Firm" by Executive Recruiter News and the "Number One Executive Search Firm in the U.S. and Worldwide" by Hunt-Scanlon Corporation. Since 1969 when we opened our first office in Los Angeles, we have grown to 79 cities across 41 countries. In 1998, we extended our market reach into the middle-management recruitment market with the introduction of Futurestep, our technology based recruitment service. In 2000, we expanded our technology based services to enter the college recruitment and recruitment software markets. As of April 30, 2001, we have over 2,700 employees, including 574 executive recruitment and 102 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2001 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

   We provide the following recruitment services:

   Executive Recruitment: Executive recruitment, our core business, focuses on board level, chief executive and other senior executive positions for clients predominantly in the advanced technology, consumer goods, industrial, financial services, healthcare and professional services industries. The relationships that we develop through this business are valuable for introducing our other service offerings to clients.

   Middle-Management Recruitment: Futurestep, our leading on-line middle-management recruitment business, leverages technology, assessment tools, our brand name and search expertise combined with the reach of the Internet to provide a wide range of technology based recruitment services. At April 30, 2001, the Futurestep database contained over 970,000 candidates.

   Other Technology Based Services: We continue to invest in technology to extend our market position and bring a broader set of capabilities and services to new and existing clients.

  . In May 2000, we invested in Jungle Interactive Media, a company that provides Internet based information, entertainment, products and services to targeted groups within higher education, such as graduate school candidates, in order to facilitate student interaction with schools, recruiters, advertisers and other students.

  . In July 2000, we acquired JobDirect, a leading on-line college recruitment company that provides technology outsourcing tools to our clients that enable them to track college graduates throughout the entire recruitment process.

  . In August 2000, we made a strategic investment in Webhire, a leading business services and technology solutions provider in the Internet recruitment marketplace.

Industry Overview

   We have historically operated in the executive search market and have aggressively used technology to expand our presence into the middle-management search and college recruitment markets.

   Executive Recruitment: The executive recruitment market concentrates on searches for positions with annual compensation of $150,000 or more, which generally involve board level, chief executive and other senior executive positions. The industry is comprised of retained and contingency search firms. Retained firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled and bill for their services in three installments, irrespective of whether a position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

   Middle-Management Recruitment: The middle-management recruitment market focuses on searches for middle and lower management positions with annual compensation of $75,000 to $150,000. Firms in this market usually operate on a contingency basis. This market has undergone a fundamental transformation over the past two years towards a technology based environment. Technology and the Internet have made identifying, targeting and reaching potential candidates much quicker. This market also benefits from the efficiencies of maintaining large databases of qualified candidates, employing advanced assessment software, and reducing placement times. As a result, technology enabled on-line recruiting services are becoming more important.

   College Recruitment: The college recruitment market focuses on placing undergraduate and graduate students in entry-level positions with employers. Most of this market is characterized by the hiring of large numbers, often hundreds or thousands, of students by Fortune 3000 corporations and other large organizations. Communicating with students, coordinating with career offices and managing the process are critical to successful recruitment in this market.

   In addition to the executive, middle-management and college recruitment markets, we believe that technology based recruitment and human resource management software tools address a significant and largely undeveloped market. As the labor markets continue to evolve, we believe that companies will increasingly use technology to become more effective in recruiting and hiring employees and in lowering their overall recruitment costs.

Industry Trends

   There are and will be times, such as the present, when the recruitment industry is adversely affected by the worldwide economic conditions. However, we believe that a number of favorable trends will contribute to the long-term growth of the recruitment industry:

   One-Stop Shopping of Multiple Service Offerings--In choosing their recruitment and human resource service providers, companies are increasingly looking to those companies who can address all of their recruitment needs, from high-end executive search to college and intern recruiting. Clients, therefore, expect a broader range of service offerings to be performed by fewer providers, or by a one-stop service provider of multiple service offerings to achieve lower cost through economies of scale. Since companies view human capital as a key element of their success, we believe they will seek to partner with companies who not only find and assess candidates and employees but also manage the movement of this strategic resource.

   Increased Use of Advanced Technology--The emphasis of the recruitment business is shifting from candidate identification to candidate assessment and placement. The emphasis on assessment and placement is being driven by enhancements in technology as it has become easier to identify candidates in on-line and off-line databases. In addition, information technology and the Internet are creating efficient ways to manage the recruitment process and identify, recruit and assess candidates. At the same time, new barriers to entry into the executive recruitment industry are being created as investments in information technology become critical to serve clients' needs globally.

   Increased Outsourcing of Recruitment Functions--Recent economic factors are requiring companies to focus on core competencies and to outsource recruitment functions to providers who can efficiently provide high quality recruitment services. The current shortage of qualified management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

  . Access a diverse and highly qualified field of candidates on an as-needed basis

  . Reduce the costs required to maintain and train a recruiting department in a rapidly changing industry

  . Benefit from the most updated industry and specific geographic market information

  .  Access leading search technology software

  .  Maintain management focus on strategic business issues

   Globalization of Business--As the world markets continue to integrate into one global economy, more companies are required to supplement internal talent with experienced senior executives who can operate effectively in a global economy. The rapidly changing competitive environment increasingly challenges multinational and local companies to identify qualified executives with the right combination of skills, experience and cultural compatibility. Clients are increasingly turning only to those firms that have the necessary proven expertise and intimate knowledge of key industries and local markets that enables them to address their clients' global recruitment needs.

   Other Industry Trends--In addition to the industry trends mentioned above, we believe the following trends will also contribute to the growth of the recruitment industry:

  .  Increasing demand for managers with broader qualifications

  .  Increasing desire by candidates to more actively manage their careers

  . Aging baby-boom generation resulting in a smaller pool of available candidates

  .  Shortening executive management tenures and more frequent job changes

Growth Strategy

   Our objective is to expand our position as the preeminent global recruitment firm. The principal elements of our strategy include:

 Expanding Our Market Reach and Presence Through Technology and Assessment Solutions

   An advanced technology infrastructure has become a critical element of the recruitment business. We continue to invest in Futurestep and have invested in other recruitment technology solutions addressing the college and recruitment software markets. In the executive recruitment market, we have invested approximately $55 million over the past three fiscal years to develop a state-of-the-art technology infrastructure, including a worldwide network and Searcher, our proprietary executive recruitment software. In June 2000, we introduced e-Korn/Ferry, our executive search Internet tool that allows executives to submit relevant employment information to us. This feature efficiently makes candidates accessible to our consultants, and over 57,000 candidates have participated in this program to date. We will continue to invest in technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

 Leveraging Our Leadership and Brand Name in Executive Recruitment

   We believe that there are significant opportunities to extend our market share and develop new client relationships by aggressively marketing our proven global recruitment expertise. Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients in all areas of recruitment. We also believe that our strong relationships and well-recognized brand name will enable us to introduce new services to our existing clients and potential new clients and that our brand name will allow us to build communities of candidates to directly market services, such as career management, to executives and other candidates who are actively seeking to manage their careers.

 Pursuing Strategic Acquisitions and Investments

   We view strategic acquisitions and investments as a key component of our long-term growth strategy and will actively pursue opportunities that enhance and expand our technology position, consultancy expertise and specialization, geographic presence, client relationships and databases.

   In fiscal 2001, we acquired Westgate Group and JobDirect and made investments in Webhire and Jungle Interactive Media. In fiscal 2000, we completed a total of ten acquisitions: in executive recruitment, we completed four acquisitions in the United States, three in Canada, one in Germany and one in Australia. We also significantly expanded the international footprint of Futurestep through the acquisition of a search and selection business in the United Kingdom, with a presence in 18 countries in Europe and Asia/Pacific.

Our Services and Organization

   We address the global recruitment needs of our clients at all levels of management by offering the following services:

 Executive Recruitment Services

   Overview. Our executive recruitment services are typically used to fill executive-level positions, such as board of directors, chief executive officers, chief financial officers and other senior executive officers. Once we are retained by a client to conduct an assignment, we assemble a team comprised of consultants with geographic, industry and functional expertise. Our search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 2001, we performed over 8,600 executive recruitment assignments.

   We use a search methodology that has been developed through many years of experience in conducting executive recruitment. We emphasize a close working relationship with the client and a comprehensive understanding of the client's business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client's organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future direction and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract high quality candidates.

   Once the position is defined, the research team identifies, through the use of our proprietary databases and a number of key technology based information resources, companies that are in related industries facing similar challenges and issues with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources, and our databases that contain profiles of over 1,800,000 executives, including those obtained through e-Korn/Ferry, to help identify individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences or in-person meetings. The client is then presented with up to five qualified candidates to interview. We conduct reference checks throughout the process, sometimes with the assistance of an independent third party.

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

   Industry Specialization. Consultants in our ten specialty practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. We plan to continue to expand our specialized expertise through internal development, strategic hiring in targeted growth areas and selected acquisitions. In fiscal 2000, the acquisition of Levy Kerson and Helstrom Turner significantly strengthened our retail practice and the acquisition of Pearson, Caldwell and Farnsworth enhanced our consistently strong financial services practice.

       Percentage of Fiscal 2001 Assignments by Industry Specialization

   Advanced Technology......................................................  22%
   Industrial...............................................................  17%
   Financial Services/Investments...........................................  17%
   Consumer Goods...........................................................  13%
   Healthcare (Products and Providers)......................................   9%
   Professional Services....................................................   7%
   Entertainment & Media Practice...........................................   4%
   Governmental and Not-for-profit..........................................   4%
   Retail...................................................................   4%
   Energy & Utilities.......................................................   3%

   Functional Expertise. We have organized executive recruitment centers of functional expertise, made up of consultants who have extensive backgrounds in placing executives in certain functions, such as board of directors, chief executive officers and other senior executive and financial officers. Our board services practice, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands for accountability and more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire on the part of companies to broaden their board bases are raising the standards required to identify and recruit directors with the needed skills. We have established significant expertise in this area and have built a proprietary database with the names and backgrounds of all the Fortune 1000 directors, plus a significant number of middle-market and high-growth company board members, to help support board searches. In fiscal 2000, we acquired Crist Partners, a premier senior executive and board level recruitment firm, adding both a renown firm franchise and new key management to our board services practice. Members of functional groups are located throughout our regions and across our specialty practice groups.

         Percentage of Fiscal 2001 Assignments by Functional Expertise

   Board Level/CEO/CFO/Senior Executive and General Management..............  52%
   Marketing and Sales......................................................  22%
   Finance and Control......................................................   8%
   Manufacturing/Engineering/Research and Development/Technology............   7%
   Human Resources and Administration.......................................   7%
   Information Systems......................................................   4%

 Organization

   North America--We opened our first office in Los Angeles in 1969, and currently have 25 offices throughout the United States and Canada. The North America region has grown from $125.8 million in revenue in fiscal 1997 to $343.1 million in fiscal 2001. We have been ranked first in worldwide revenue among Hunt-Scanlon's top executive recruitment firms based in North America in March 2001 and believe we currently generate the highest revenue of any executive recruitment firm. In fiscal 2001, we handled nearly 3,700 assignments in this region, with an average of 293 consultants.

   Europe--We opened our first European office in London in 1972 and currently have 27 offices throughout 21 countries in the region. The region has grown from $74.9 million in revenue in fiscal 1997 to $135.3 million in fiscal 2001. We handled over 2,800 assignments in fiscal 2001 in this region, with an average of 167 consultants.

   Asia/Pacific--We opened our first Asia/Pacific office in Tokyo in 1973, and have built a 14-office network throughout eleven countries in the region. The region has grown from $33.5 million in revenue in fiscal 1997 to $54.0 million in fiscal 2001. We handled over 1,000 assignments in fiscal 2001 in this region, with an average of

63 consultants. The latest Economist Intelligence Unit report on Executive Search in Asia and Australia describes us as the leading executive search firm in the region.

   Latin America--We opened our first Latin American office in Brazil in 1974, expanded our practice to Mexico through the 1977 acquisition of a 49% interest in Hazzard & Associates, and currently conduct operations in Mexico through three subsidiaries in which we hold a controlling minority interest. As of April 30, 2001, we operated a network of nine offices in seven countries covering the entire region. The region has grown from $24.9 million in revenue in fiscal 1997 to $34.6 million in fiscal 2001. We handled over 1,000 assignments in fiscal 2001 in this region, with an average of 36 consultants.

   Client Base. Our clients are many of the world's largest and most prestigious public and private companies, including nearly half of the Fortune 500 companies. In fiscal 2001, approximately 5.8% of our total revenue was derived from our top ten customers. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2001 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

   Competition. We are the preeminent global executive recruitment firm. Other multinational executive recruitment firms include Heidrick & Struggles International, Inc., and Spencer Stuart & Associates. Although these firms are our primary competitors, we also compete against smaller firms that specialize in specific regional, industry or functional searches. We believe our brand name, global network, prestigious client list, strong specialty practices and quality of service are recognized worldwide. We also believe that our equity based compensation scheme distinguishes us from many of our competitors and is important for retaining consultants.

 Middle-Management Recruitment Services

   Overview. Our Futurestep subsidiary combines our extensive executive recruitment expertise, our brand name, exclusive candidate assessment tools and the reach of the Internet to recruit candidates for middle-management positions. Futurestep is fundamentally different from other Internet-based job placement services, which do not employ Futurestep's sophisticated filtering process or permit recruitment professionals to interact with candidates and clients.

   We recognize that the cost of lost productivity as a result of middle-management vacancies is significant. By pre-building an inventory of qualified candidates prior to receiving a client assignment and by keeping that inventory current through communication enabled by technology, we can quickly generate a select list of candidates, which significantly reduces search cycle time.

   To register with Futurestep, candidates complete an on-line assessment profile that details their work history, management experience, preferred career path and management style. The assessment tools, which Futurestep has licensed on an exclusive basis, have been validated using a cross-section of senior managers over ten years. Our assessment tools give reliable feedback on decision-making style, communication style, cultural preferences and career and personal motivation. Clients complete a similar profile to determine company culture and the type of manager who will succeed in the open position. We believe that cultural compatibility is critical to the successful placement of a candidate and that these proprietary tools may have applicability to other areas of executive recruitment. To encourage candidates to register with Futurestep, we provide career management feedback on a candidate's salary potential, the industries and functions for which the candidate is most qualified and the most compatible corporate culture.

   When we receive an assignment from a client, a preliminary list of candidates is selected from the Futurestep database and the most qualified are contacted by a Futurestep recruitment consultant for further evaluation. The consultant schedules a 45-minute to one-hour video or in-person interview with selected candidates. The consultant then identifies the top candidates and provides the client with excerpts of the video-taped interviews, a written report summarizing the candidates' credentials, the results of the assessment profile, and other background information for comparison. The Futurestep consultant typically organizes the client interviews with the candidate, and advises and consults throughout the negotiation process to structure the final offer package and position responsibilities.

   Confidentiality for both candidates and clients is paramount. When candidates register with Futurestep, they do not know who the Futurestep clients are or which positions are available. Companies do not have access to candidate information until a candidate gives a Futurestep consultant explicit permission to release the information to the client.

   In June 1998, we entered into a three-year exclusive contract with The Wall Street Journal, which provides Futurestep with reduced advertising rates, requires the purchase of a minimum amount of print and on-line advertising and permits the use of The Wall Street Journal name in connection with promotion of the Futurestep service. See "Notes to Consolidated Financial Statements,
Note 12". The Wall Street Journal is obligated to use reasonable commercial efforts to offer each employer which advertises positions in The Wall Street Journal the option of retaining Futurestep's services. The contract with The Wall Street Journal had an initial term through June 2001 and we are currently operating under a month-to-month extension of this contract while renegotiating a new long-term alliance agreement.

   In June 2000, we entered into an agreement with the Graduate Management Admission Council. Futurestep has created a website targeted at future and current MBA students, and those registering for the GMAT will be given the opportunity to register with Futurestep at the same time.

   In June 2001, we entered into an agreement with Yahoo! Inc. Our goal is to build the dominant on-line career channel for executives, middle-management, technology and professional positions earning $75,000 or more. Futurestep and Korn/Ferry International will be the exclusive sponsors of the executive center, co-branded with Yahoo!

   Client Base. A majority of Futurestep's business is currently sourced through existing relationships that have been built during KFY's 30 years of experience in executive recruitment. We believe that this represents only a portion of the available market and continue to aggressively target and market prospective and current clients.

   Organization. We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia/Pacific and by April 2000, we had substantially completed our worldwide rollout of Futurestep. At April 30, 2001, we had a worldwide network of 29 Futurestep offices: five in North America, 17 in Europe and seven in Asia/Pacific.

   Competition. We believe that there is no competitor that currently competes directly with all of the services provided by Futurestep. Futurestep competes for assignments:

  . generally, with contingency firms who do not have the same pricing structure or provide all of the same services;

  . in the technology based middle-management recruitment industry, with firms such as TMP Worldwide; and

  . to a lesser extent, with recruitment technology services such as job boards.

   Although technology oriented companies may be drawn to the recruitment business by their ability to leverage their existing technology, their lack of a recognized brand name, experienced consultants and global footprint act as significant barriers to entry.

 Other Technology Based Services

   College Recruitment Services. In July 2000, we completed the acquisition of JobDirect, which has allowed us to begin providing outsourced technology services to our clients for tracking and evaluating college candidates. JobDirect is an Internet based recruiting company that provides an entry-level recruiting solution to employers, college career offices and students to reduce the inefficiencies and costs of entry-level recruiting. JobDirect maintains contracts with over 400 corporate clients and has established several significant marketing relationships to develop co-branded and integrated websites that can be used to extend the Korn/Ferry brand to the student market. JobDirect has developed a software tool called Resume Exchange, which is given to college career offices to automate their career placement service and create a link between those offices and JobDirect Internet applications. This proprietary software tool is currently used in over 400 college career offices.

   In May 2000, we invested in Jungle Interactive Media, a company providing Internet based information, entertainment, products and services to groups within higher education. Their mission is to facilitate the efficient interaction of students with schools, recruiters, advertisers and other students. Jungle creates separate but co-branded websites that target undergraduate, business, law and medical students and Jungle branded magazines act as marketing vehicles that drive traffic to these sites. Under a strategic alliance agreement with Jungle, we are the only recruitment firm to sponsor Jungle's websites and we have exclusive access among our competitors to Jungle's resume database.

   Recruitment Management Services. In August 2000, we made a strategic investment in Webhire, a leading business services and technology solutions provider in the Internet recruitment marketplace. This strategic investment was undertaken in recognition of the increasing importance to clients of the need for a corporate human resource application service provider and allows us to enhance and expand our Internet based services. Webhire designs, markets, implements and supports Internet and intranet based recruiting solutions to automate candidate sourcing, Internet job posting and recruitment management at corporations, organizations, Internet portals and on-line career sites. Webhire's Internet recruiting software tools, offered on an application service provider basis, are designed to help employers use the Internet quickly and cost-effectively to post job openings, collect incoming resumes into searchable databases, search through external resume pools for potential candidates and manage the hiring process.

   Management Assessment. Our global management assessment practice is growing rapidly in Europe and we have expanded this service to cover North America and Latin America in fiscal 2001. This service is directed towards helping corporate leadership evaluate the individual and collective performance of their senior management team. This service, which further extends the range of leadership capital solutions we can offer to clients, is a valuable tool for the chief executive, board of directors and other senior officers to use to pursue organizational transformation and top leadership alignment in keeping with their strategic goals. This service is in direct response to our clients' needs for an assessment tool to meet the challenges of changing company relationships and global restructuring and, for venture capital investment firms, to evaluate the strengths of the leadership team in existing or prospective portfolio companies. The assessment is performed by consultants who have years of experience in interviewing and evaluating the most senior level executives and who understand the relevant business and industry challenges. With our global network and assessment technology, we are able to effectively evaluate a company's senior management team.

Technology

   Our technology is designed to enhance the functionality, speed and quality of our information management. It also represents a long-term strategic initiative and is designed to create competitive advantages and sustained growth.

   Central to our technology infrastructure is the maintenance of professionally-managed data storage facilities. We currently maintain two facilities for our executive search databases. The primary facility is located in Burbank, California and is managed by Qwest. We manage a second facility in Century City, California. We also maintain a separate data storage facility in El Segundo, California for Futurestep which is managed by Exodus. Our professionals use our information technology infrastructure to:

  .  develop and manage company and candidate profiles

  .  obtain information from and correspond with candidates

  .  identify market needs and new business opportunities

  . coordinate and implement marketing, communication, financial and administrative functions throughout our global operations

   We use in-house developers to develop much of our technology, including Searcher, our executive management databases that are accessible and searchable by all of our consultants. Our technology is designed to be scaleable and accommodate future growth in our current services, as well as the addition of new services. Following an acquisition, we either replace the acquired company's existing systems with ours or enable their systems to operate with ours.

Organization

   Our executive recruitment business is managed on a geographic basis through four regions: North America, Europe, Asia/Pacific and Latin America, including Mexico. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia/Pacific. JobDirect is managed domestically through college career offices from their Stamford, Connecticut headquarters.

 Professional Staff and Employees

   As of April 30, 2001, we had approximately 2,137 executive recruitment employees consisting of 350 vice presidents, 224 principals, 355 senior associates and associates, 345 researchers, 220 corporate professionals and 643 administrative and support staff. Futurestep had 524 employees at April 30, 2001 consisting of 102 consultants and 422 administrative and support staff. JobDirect employed 60 sales staff and 21 administrative and support staff at April 30, 2001. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good.

   In executive search, senior associates, associates and researchers support the efforts of our vice presidents and principals with candidate sourcing and identification, but do not generally lead an assignment. We have training and professional development programs and a high rate of internal promotions. Promotion to vice president is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market, how to retain clients and develop repeat business, and the ability to help build effective teams. In addition, we have a program of recruiting experienced professionals into our firm.

   The following table provides information relating to each of our business segments for fiscal 2001:

                                         Operating     Number of        Number of
                            Revenue    Profit (Loss) Offices as of  Consultants as of
                         (in millions) (in millions) April 30, 2001  April 30, 2001
                         ------------- ------------- -------------- -----------------
Executive Recruitment:
  North America.........    $343.1         $65.0           25              301
  Europe................     135.3          20.0           27              172
  Asia/Pacific..........      54.0           6.6           14               65
  Latin America.........      34.6           8.5            9               36
Futurestep..............      82.1         (26.0)          29              102
JobDirect...............       4.7         (11.2)           1

   See "Notes to the Consolidated Financial Statements, Note 10" for business segment and geographic area results for the past three fiscal years.

Item 2. Properties

   Our corporate office is located in Los Angeles, California. We lease all 104 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and Latin America and our JobDirect North America office. As of April 30, 2001, we leased an aggregate of approximately 926,000 square feet of office space. The leases generally are for terms of one to ten years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

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

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the last quarter of fiscal 2001.

Executive Officers as of April 30, 2001

Name                     Age Position
----                     --- --------
Richard M. Ferry........  63 Chair of the Board and Director
Windle B. Priem.........  63 Chief Executive Officer, President and Director
Peter L. Dunn...........  56 Vice Chair, General Counsel and Director
Elizabeth S.C.S.
 Murray.................  45 Chief Financial Officer, Treasurer and Executive Vice President
Gary C. Hourihan........  52 Executive Vice President--Organizational Development
Michael D. Bekins.......  47 Chief Operating Officer and Executive Vice President

   Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for of each of our executive officers as of April 30, 2001.

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

   Peter L. Dunn has been Vice Chair since 1997 and is a member of the Office of the Chief Executive. He has been a Director of Korn/Ferry International since 1992 and serves as our General Counsel. Mr. Dunn joined Korn/Ferry International in 1980.

   Elizabeth S.C.S. Murray has been the Executive Vice President, Chief Financial Officer and Treasurer since July 1998 and is a member of the Office of the Chief Executive. In January 1998, she joined Korn/Ferry International as Vice President, Chief Financial Officer and Treasurer. Prior to that, Ms. Murray served as Executive Vice President and Chief Financial Officer of Tycom Inc. from June 1997 to December 1997, and from 1994 to June 1997 she was the Chief Financial Officer and Vice President of Hughes Communications, Inc., a subsidiary of Hughes Electronics Corporation.

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

   Michael D. Bekins has been the Chief Operating Officer and Executive Vice President since May 2000. Prior to that, he was the President of the European region and, previously served as President of the Asia/Pacific region. He joined Korn/Ferry International in September 1980 as a senior associate and was promoted to Vice President in May 1992.

   Effective June 30, 2001, the Board of Directors elected Paul C. Reilly to the position of Chairman of the Board and Chief Executive Officer. Mr. Reilly joins Korn/Ferry International from KPMG International, where he was Chief Executive Officer. Mr. Reilly joined KPMG International in 1987. Upon the election of Mr. Reilly, Mr. Ferry remained a Director and was named Founder Chairman and Mr. Priem remained a Director.

                                   PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Common Stock

   Our common stock is listed on the New York Stock Exchange under the symbol "KFY." The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

   Fiscal Year Ended April 30, 2001                                High   Low
   --------------------------------                               ------ ------
   First Quarter................................................. $36.63 $21.13
   Second Quarter................................................ $40.44 $29.69
   Third Quarter................................................. $38.00 $16.25
   Fourth Quarter................................................ $20.60 $14.90

   Fiscal Year Ended April 30, 2000
   --------------------------------
   First Quarter................................................. $17.00 $11.75
   Second Quarter................................................ $25.25 $12.50
   Third Quarter................................................. $39.00 $20.75
   Fourth Quarter................................................ $44.13 $21.38

   Fiscal Year Ended April 30, 1999
   --------------------------------
   Fourth Quarter................................................ $14.63 $11.00

   On July 26, 2001, the last reported sales price on the New York Stock Exchange for the common stock was $15.69 per share and there were approximately 2,400 beneficial holders of the common stock.

Dividends

   We have not paid any dividends since April 30, 1996 and do not intend to pay any cash dividends in the foreseeable future, but instead intend to retain future earnings to finance our operations and growth of the business. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Our credit facility also contains provisions that may limit our ability to pay dividends.

Recent Sales of Unregistered Securities

   We issued 133,929 shares of common stock in June 2000 to Westgate Group LLC in connection with the acquisition of the business of that entity. This issuance was exempt pursuant to Section 4(2) under the Securities Act.

   We issued 20,994 shares of common stock in July 2000 to five individuals in connection with the acquisition of JobDirect.com. These issuances were exempt pursuant to Section 4(2) under the Securities Act.

   We issued 30,800 shares of common stock in July 2000 to three individuals in Switzerland in connection with the acquisition of an executive recruitment firm in that country, which closed in fiscal 1999. These issuances were exempt pursuant to Regulation S under the Securities Act.

   We issued 10,076 shares of common stock in February 2001 to four individuals in Australia in connection with the acquisition of the Australian business of Amrop International, which closed in fiscal 2000. These issuances were exempt pursuant to Regulation S under the Securities Act.

   We issued 105,672 shares of common stock in April 2001 to three individuals in France in connection with the acquisition of an executive recruitment firm in that country, which closed in fiscal 1999. These issuances were exempt pursuant to Regulation S under the Securities Act.

Item 6. Selected Financial Data

   The following selected financial data are qualified by reference to, and should be read together with, our "Audited Consolidated Financial Statements and Related Notes" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2001, 2000 and 1999 and the selected balance sheet data as of April 30, 2001 and 2000 are derived from our consolidated financial statements, audited by Arthur Andersen LLP, appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 1998 and 1997 and the balance sheet data as of April 30, 1999, 1998 and 1997 are derived from consolidated financial statements and notes thereto, audited by Arthur Andersen LLP, which are not included in this Form 10-K report.

                                        Fiscal Year Ended April 30,
                                -----------------------------------------------
                                  2001      2000     1999      1998      1997
                                --------  -------- --------  --------  --------
                                  (in thousands, except per share amounts)
Selected Statement of
 Operations Data:
Revenue.......................  $653,777  $500,743 $356,075  $300,954  $259,067
Compensation and benefits.....   387,776   298,908  226,568   197,790   166,854
General and administrative
 expenses.....................   203,094   147,030   94,860    87,797    74,153
Non-recurring charges (1).....                       89,202
                                --------  -------- --------  --------  --------
Operating profit (loss).......    62,907    54,805  (54,555)   15,367    18,060
Interest and other income
 (expense)....................    (2,608)    2,966     (285)   (1,411)     (815)
                                --------  -------- --------  --------  --------
Income (loss) before provision
 for income taxes and non-
 controlling shareholders'
 interest.....................    60,299    57,771  (54,840)   13,956    17,245
Provision for income taxes....    25,326    24,126    9,026     6,687     6,658
Non-controlling shareholders'
 interest.....................     3,960     2,834    2,560     2,025     1,588
                                --------  -------- --------  --------  --------
Net income (loss).............  $ 31,013  $ 30,811 $(66,426) $  5,244  $  8,999
                                ========  ======== ========  ========  ========
Net income (loss) per share:
 Basic........................  $   0.83  $   0.85 $  (2.37) $   0.24  $   0.42
 Diluted......................      0.81      0.82    (2.37)     0.23      0.40
Weighted average common shares
 outstanding:
 Basic........................    37,266    36,086   28,086    21,885    21,382
 Diluted......................    38,478    37,680   28,086    23,839    23,481
Other Data:
Revenue by business segment:
 Executive recruitment:
 North America................  $343,095  $271,313 $185,525  $154,903  $125,767
 Europe.......................   135,278   112,045  101,515    81,543    74,891
 Asia/Pacific.................    53,977    48,603   35,024    34,411    33,547
 Latin America................    34,662    30,488   29,673    30,097    24,862
 Futurestep...................    82,082    38,294    4,338
 JobDirect....................     4,683
Number of offices (at period
 end).........................       105       104       71        71        66
Number of consultants (at
 period end)..................       676       595      425       404       334
Number of assignments.........    11,706     9,089    6,771     5,879     4,774
Selected Balance Sheet Data:
Cash and cash equivalents.....  $ 88,463  $ 86,975 $113,741  $ 32,358  $ 25,298
Marketable securities,
 current......................    16,397    59,978   21,839
Working capital...............    55,208    83,048  117,922    26,573    20,051
Total assets..................   500,329   475,994  304,124   176,371   148,405
Total long-term debt..........    11,842    16,916    2,360     6,151     3,206
Total shareholders' equity and
 mandatorily redeemable
 stock........................   270,166   231,224  172,686    58,754    50,812

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

   This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth and control expenses, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep and JobDirect, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

   The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this annual report on Form 10-K.

Overview

   We are the world's preeminent recruitment firm with the broadest global presence in the recruitment industry. In 2001, we were named the "World's Largest Executive Search Firm" by Executive Recruiter News and the "Number One Executive Search Firm in the U.S. and Worldwide" by Hunt-Scanlon Corporation. Our services include executive recruitment, middle-management recruitment (through Futurestep), and other technology based services including services addressing the college recruitment market. We lead the industry with approximately 574 executive recruitment consultants and 102 Futurestep consultants based in 104 offices across 41 countries. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2001 were for board level, chief executive and other senior executive positions and our 5,236 clients included nearly half of the Fortune 500 companies. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2001 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

   Over the past three fiscal years, we completed twelve acquisitions in executive recruitment.

  . In fiscal 2001, we acquired Westgate, a leading executive recruitment firm specializing in financial services in the eastern United States.

  . In fiscal 2000, we completed nine acquisitions. We acquired the Australian business of Amrop International and Hoffman Herbold & Partner, a leading German firm based in Frankfurt specializing in high-end executive recruitment, management audits and board consultancy. In the United States, we completed four acquisitions: Levy-Kerson, a leading recruitment firm specializing in the retail/fashion industry; Pearson, Caldwell and Farnsworth, a leading search firm focused on senior-level assignments for the financial services industry; Helstrom Turner & Associates, specializing in retail and e-commerce clients; and Crist Partners, specializing in board level recruitment assignments for Fortune 500 companies. In the fourth quarter of fiscal 2000, we completed three acquisitions in Canada: Illsley Bourbannais, Inc. which focuses on the high-end recruitment business with specialties in manufacturing and technology, O'Callaghan Honey McKay/Ray & Berndston, Inc. specializing in energy and manufacturing, and Pratzer & Partners, Inc. that was integrated with our existing office in Toronto, strengthening our technology and financial services practices and providing leadership to the Canadian operations.

  . In late fiscal 1999, we acquired two European firms significantly enhancing our presence in France and Switzerland.

   We introduced Futurestep, our middle-management recruitment service, in May 1998. Futurestep combines our recruitment expertise with exclusive candidate assessment tools and the reach of the Internet to accelerate recruitment of candidates for middle-management positions and assess cultural compatibility. In January 2000, we completed the acquisition of the ESS business of PA Consulting, primarily to provide a European and Asia/Pacific footprint for Futurestep's international expansion. By April 30, 2000, we had completed the roll-out of Futurestep across the North America, Europe and Asia/Pacific regions. As of April 30, 2001, over 970,000 candidates worldwide had completed a detailed on-line profile.

   In fiscal 2001, we expanded our technology based services to enter the college recruitment and recruitment software markets. We completed the acquisition of JobDirect, a leading on-line college recruitment company exclusively servicing clients' requirements for entry-level college graduates and we acquired a 16.8% interest in Jungle Interactive, a company providing Internet based information, entertainment, products and services to targeted groups within higher education. We also purchased a 16% equity investment in Webhire, the leading business services and technology solutions provider in the Internet recruitment marketplace.

   Through executive recruitment, Futurestep and JobDirect, supported by our strategic investments in Webhire and Jungle Interactive, we are well positioned to execute our strategy to provide clients with end-to-end human capital management solutions.

Results of Operations

   The following table summarizes the results of our operations for each of the past three fiscal years as a percentage of revenue:

                                                     Fiscal Year Ended April 30,
                                                     ---------------------------
                                                      2001      2000      1999
                                                      ----      ----      ----
   Revenue.........................................    100%      100%      100%
   Compensation and benefits.......................    59        60        64
   General and administrative expenses.............    31        29        27
   Non-recurring charges...........................                        25
   Operating profit (loss) (1).....................    10        11       (15)
   Net income (loss)...............................     5         6       (19)

--------
(1) For the fiscal years ended April 30, 2001, 2000 and 1999, operating profit as a percentage of revenue excluding Futurestep, JobDirect and non-recurring charges is 18%, 17% and 13%, respectively.

 Revenue

   We generate revenue from providing recruitment and related consulting services in three business segments: executive recruitment (in four geographic regions), middle-management (through Futurestep) and college recruitment (through JobDirect). We experienced growth in all of our business segments from fiscal 1999 through 2001. The following table summarizes our revenue by business segment for each of the past three fiscal years. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

                                            Fiscal Year Ended April 30,
                                       ----------------------------------------
                                           2001          2000          1999
                                       ------------  ------------  ------------
                                       Dollars   %   Dollars   %   Dollars   %
                                       -------- ---  -------- ---  -------- ---
                                               (dollars in thousands)
   Revenue
   Executive recruitment:
    North America..................... $343,095 52%  $271,313 54%  $185,525  52%
    Europe............................  135,278 21    112,045 22    101,515  29
    Asia/Pacific......................   53,977  8     48,603 10     35,024  10
    Latin America.....................   34,662  5     30,488  6     29,673   8
   Futurestep.........................   82,082 13     38,294  8      4,338   1
   JobDirect..........................    4,683  1
                                       -------- ---  -------- ---  -------- ---
   Total revenue...................... $653,777 100% $500,743 100% $356,075 100%
                                       ======== ===  ======== ===  ======== ===

 Operating Profit (Loss)

   In executive recruitment, compensation and benefits is the largest component of our operating expenses and consultant bonuses are the largest component of executive recruitment compensation. Consultant bonuses are primarily dependent upon revenue billed and collected. As a percentage of revenue, compensation and benefits has decreased over the past three years due primarily to benefits realized from the non-recurring charge in fiscal 1999, primarily in Europe, and a reduction in executive recruitment bonuses as a percentage of revenue in fiscal 2001.

   General and administrative expenses consist of occupancy expenses associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. These expenses have increased as a percentage of revenue over the past three fiscal years primarily due to increased office costs resulting from the acquisitions in executive recruitment, the international expansion of Futurestep and the acquisition of JobDirect.

   The following table summarizes our operating profit (loss), excluding non-recurring items in fiscal 1999, by geographic region for each of the past three fiscal years. We include executive recruitment operating profit generated from our operations in Mexico with Latin America.

                                       Fiscal Year Ended April 30,
                             --------------------------------------------------
                                  2001             2000             1999
                             ---------------- ---------------- ----------------
                             Dollars   Margin Dollars   Margin Dollars   Margin
                             --------  ------ --------  ------ --------  ------
                                          (dollars in thousands)
   Operating profit (loss)
    (excluding
    non-recurring charges
    (1))
   Executive recruitment:
    North America..........  $ 65,080   19.0% $ 52,783   19.5% $ 27,435   14.8%
    Europe.................    19,960   14.8    13,034   11.6     8,331    8.2
    Asia/Pacific...........     6,632   12.3     5,174   10.6     3,543   10.1
    Latin America..........     8,506   24.5     7,692   25.2     7,916   26.7
   Futurestep..............   (26,022)         (23,878)         (12,578)
   JobDirect...............   (11,249)
                             --------   ----  --------   ----  --------   ----
   Total operating profit..  $ 62,907    9.6% $ 54,805   10.9% $ 34,647    9.7%
                             ========   ====  ========   ====  ========   ====

--------
(1) Operating profit (loss) by geographic region in fiscal 1999 excludes non-recurring charges of: $83,829 in North America, $4,514 in Europe and $859 in Asia/Pacific. See "Part II. Item 6. Selected Financial Data."

   Based on the current economic outlook for North America and Europe and preliminary results, we believe that executive recruitment revenue for the first quarter of fiscal 2002 will be less than the fourth quarter of fiscal 2001. The impact of the lower revenue on operating profit and operating margin is not currently determinable and may be impacted by our ability to manage and eliminate excess costs in the first quarter.

   In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Fiscal 2001 Compared to Fiscal 2000

 Revenue

   Revenue increased $153.1 million, or 31%, to $653.8 million for fiscal 2001 from $500.7 million for fiscal 2000. The increase in revenue was primarily the result of an 11% increase in the number of executive recruitment engagements, an 11% increase in the average fee per executive recruitment engagement, executive recruitment acquisitions in fiscal 2000, an increase in revenue from Futurestep of $43.8 million compared to the prior year and revenue of $4.7 million from JobDirect in the current year.

   Executive Recruitment--In North America, revenue increased $71.8 million, or 26%, to $343.1 million in fiscal 2001 from $271.3 million in fiscal 2000. In Europe, revenue increased $23.3 million, or 21%, to $135.3 million in fiscal 2001 from $112.0 million in the prior fiscal year. Excluding the negative effects of foreign currency translation into U.S. dollars, European revenue increased approximately 34% on a constant dollar basis. Revenue growth in North America and Europe, on a constant dollar basis, was primarily due to an increase in the number of engagements and the average fee per engagement. In North America and Europe, revenue from fiscal 2001 acquisitions accounted for approximately one-third of the percent increase in revenue in North America and two-thirds of the percent increase in revenue in Europe. The increase in revenue in Asia/Pacific of $5.4 million, or 11%, to $54.0 million in fiscal 2001 compared to $48.6 million in fiscal 2000 was due primarily to an increase in the average fee which more than offset a decline in the number of engagements. In Latin America, revenue increased $4.2 million, or 14%, to $34.7 million in fiscal 2001 from $30.5 million in fiscal 2000 due primarily to an increase in the average fee per engagement.

   Futurestep--Revenue increased $43.8 million to $82.1 million in fiscal 2001 from $38.3 million in fiscal 2000. The increase in revenue is primarily driven by the international expansion of Futurestep in late fiscal 2000. Of the total increase in revenue, Europe contributed $29.8 million or 68% and Asia/Pacific contributed $8.1 million or 19%.

   JobDirect--Revenue of $4.7 million reflects annual subscription fees from over 400 corporate clients at April 30, 2001. As of April 30, 2001, over 1.4 million students had registered on the database and over 400 college career offices were using their service. JobDirect charges corporate clients an annual fee, payable monthly based on the estimated number of students the client expects to interview.

 Compensation and Benefits

   Compensation and benefits expense increased $88.9 million, or 30%, to $387.8 million in fiscal 2001 from $298.9 million in fiscal 2000, primarily due to an increase in the number of executive recruitment consultants, an increase of $30.6 million related primarily to the international expansion of Futurestep in late fiscal 2000 and $6.4 million from the acquisition of JobDirect in the current fiscal year. Executive recruitment compensation and benefits costs increased $51.9 million in the current fiscal year compared to the prior fiscal year. This increase reflects a 28% increase in the average number of consultants for fiscal 2001 over fiscal 2000 and a 10% reduction in our workforce in the last half of fiscal 2001 due primarily to a decline in revenue related to the slow down in the United States economy during this period. On a comparable basis, excluding Futurestep and JobDirect, compensation and benefits expense as a percentage of revenue decreased to 57.8% in fiscal 2001 from 59.6% in fiscal 2000 due primarily to a decrease in executive recruitment bonuses as a percentage of revenue.

 General and Administrative Expenses

   General and administrative expenses increased $56.1 million, or 38%, including JobDirect expenses of $9.5 million in the current fiscal year to $203.1 million in fiscal 2001 from $147.0 million in fiscal 2000. In executive recruitment, general and administrative expenses increased $31.2 million or 29% due primarily to additional costs related to an increase in our leased premises resulting from acquisitions in North America and Europe. Futurestep general and administrative expenses increased $15.3 million or 39%, mainly due to office costs and professional fees primarily related to the international expansion in late fiscal 2000. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, increased to 24.6% in fiscal 2001 from 23.4% in fiscal 2000 reflecting these additional costs.

 Operating Profit

   Operating profit increased $8.1 million in the current fiscal year, to $62.9 million, or 9.6% of revenue, from $54.8 million, or 10.9% of revenue, in the prior fiscal year. Excluding the Futurestep losses of $26.0 million and JobDirect losses of $11.2 million in fiscal 2001 and Futurestep losses of $23.9 million in fiscal 2000, operating profit for the current fiscal year increased $21.5 million, or 27% to $100.2 million compared to $78.7 million in the prior fiscal year. Operating profit was 18% and 17% as a percentage of revenue for the fiscal years ended 2001 and 2000, respectively. The increased margin is driven primarily by our operations in Europe and Asia/Pacific and reflects the increase in revenue and a decline in general and administrative expense as a percentage of revenue relative to the prior fiscal year and a decline in compensation and benefits expense as a percentage of revenue in Europe compared to the prior fiscal year. The percentage of operating profit contributed by each region within executive recruitment remained relatively constant in fiscal 2001 compared to the last fiscal year.

 Interest Income and Other Income, Net

   Interest income and other income, net includes interest income of $4.8 million and $6.7 million for fiscal 2001 and 2000, respectively. The decrease in interest income of $1.9 million is due primarily to lower average cash and marketable securities balances compared to the prior year. The decrease in other income is due to losses on the disposal of property of $0.7 million in fiscal 2001.

 Interest Expense

   Interest expense increased $3.0 million in the current fiscal year, to $7.4 million from $4.4 million in the prior fiscal year, primarily due to borrowings under the line of credit associated with acquisitions during the first quarter of fiscal 2001 and to an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

 Provision for Income Taxes

   The provision for income taxes increased $1.2 million to $25.3 million in fiscal 2001 from $24.1 million in fiscal 2000. The effective tax rate was 42% and 41.8% for fiscal 2001 and 2000, respectively.

 Non-controlling Shareholders' Interest

   Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $1.2 million to $4.0 million in fiscal 2001 from $2.8 million in fiscal 2000 and reflects the increase in net income generated by our Mexico subsidiaries in fiscal 2001.

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

   Executive Recruitment--In North America, revenue increased $85.8 million, or 46%, to $271.3 million for fiscal 2000 from $185.5 million for fiscal 1999. In Asia/Pacific, revenue increased $13.6 million, or 39% to $48.6 million for fiscal 2000 compared to $35.0 million in the prior fiscal year. Revenue growth in North America and Asia/Pacific was attributable primarily to an increase in the number of engagements, supported by an increase in the average number of consultants. In North America, this revenue growth was also driven by an increase of 16% in the average fee per engagement compared to the prior fiscal year and revenue from acquisitions in fiscal 2000. In Europe, revenue increased $10.5 million, or 10%, to $112.0 million in fiscal 2000 from $101.5 million in the prior fiscal year. Excluding the negative effects of foreign currency translation into the U.S. dollar, and the acquisition in Germany, revenue increased approximately 6% on a constant dollar basis primarily due to an increase in the number of engagements and average fee per engagement. In Latin America, total revenue increased approximately 3% in fiscal 2000 as compared to fiscal 1999. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue increased 9% on a constant dollar basis primarily due to an increase in the number of engagements.

   Futurestep--Futurestep revenue of $38.3 million for fiscal 2000, including $7.3 million related to the acquisition of the ESS business of PA, is primarily attributable to an increase in the number of engagements in fiscal 2000 and reflects substantial completion of the worldwide roll-out of the business. Futurestep has increased its worldwide presence from one country, the United States, at April 30, 1999 to 20 countries at April 30, 2000.

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

 General and Administrative Expenses

   General and administrative expenses increased $52.1 million, or 55%, to $147.0 million in fiscal 2000 from $94.9 million in fiscal 1999. This increase was attributable largely to an increase in Futurestep expenses of $27.7 million, primarily related to advertising and business development in the fiscal 2000 and the cost of facilities to support the international expansion. As a percentage of revenue, general and administrative expenses, excluding Futurestep related expenses, declined to 23.4% in fiscal 2000 from 26.5% in fiscal 1999. The decrease primarily reflects a higher percentage increase in revenue in the current fiscal year.

 Operating Profit

   Operating profit was $54.8 million, or 11% of revenue in fiscal 2000, compared to an operating loss of $54.6 million in the prior fiscal year. Excluding the Futurestep operating losses of $23.9 million and $12.6 million in fiscal 2000 and 1999, respectively, and the one-time non-recurring items of $89.2 million in fiscal 1999 ("comparable basis"), operating profit for fiscal 2000 increased $31.5 million, or 67% to $78.7 million compared to $47.2 million in fiscal 1999. Operating profit, on a comparable basis, as a percentage of revenue excluding Futurestep revenue was 17% for the twelve months ended April 30, 2000 and 13% for the same period in 1999. For fiscal 2000, operating margins, on the same basis, increased in all regions except Latin America compared to fiscal 1999. The increase in North America was due primarily to the increase in revenue and the decline in general and administrative expense as a percentage of revenue. The increase in Europe was due primarily to the decline in general and administrative expense as a percentage of revenue.

   The percentage of our operating profit, on a comparable basis, contributed by North America increased to 67% for fiscal 2000 from 58% in the prior fiscal year, driven primarily by the increase in revenue. The percentage of our operating profit contributed by the European and Asia/Pacific regions remained relatively flat at 17% and 7%, respectively, in both fiscal years. The Latin America region contribution decreased to 10% for fiscal 2000 from 17% in the prior fiscal year due primarily to the increased contribution of operating profit by North America in fiscal 2000.

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

Liquidity and Capital Resources

   We finance operating expenditures primarily through cash flows from operations. To provide additional liquidity, we maintain a $100 million credit facility with Bank of America. The credit facility is a revolving facility that matures on November 2, 2002 and includes a standby letter of credit subfacility. Borrowings under the line of credit bear interest on a sliding scale based on a leverage ratio. We have the option of borrowing using either LIBOR or the higher of the bank's prime lending rate or the Federal Funds rate plus 0.5%. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. As of April 30, 2001 and 2000, we had no outstanding borrowings under the revolving credit facility. In July 2001, we borrowed $52.0 million on the line of credit to partially fund fiscal 2001 bonus payments, primarily in North America.

   The following table presents selected financial information as of the end of the past three fiscal years:

                                                           As of April 30,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- ------- --------
                                                            (in thousands)
   Cash and cash equivalents(1)....................... $88,463 $86,975 $113,741
   Working capital(1).................................  55,208  83,048  117,922
   Total long-term debt, net of current maturities....  11,842  16,916    2,360
   Borrowings under life insurance policies...........  47,925  44,928   42,655

--------
(1) In February 1999, we received $124.3 million upon completion of our initial public offering. "See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

   The decrease in working capital of $27.8 million, or 34%, in fiscal 2001 compared to the prior fiscal year is due primarily to the sale of marketable securities. The decrease in working capital of $34.9 million, or 30%, in fiscal 2000 compared to fiscal 1999 reflects an increase in notes payable of $14.8 million and accrued liabilities of $78.7 million partially offset by an increase in accounts receivable of $38.4 million and total cash and marketable securities of $11.4 million.

   Cash provided by operating activities was $63.4 million, $74.5 million and $38.7 million for fiscal 2001, 2000 and 1999, respectively. Operating cash generated in fiscal 2001 compared to the prior fiscal year decreased $11.1 million. The most significant change in operating cash flows was a decrease in cash provided by accounts payable and accrued liabilities of $80.3 million in the current fiscal year. This decrease is due to bonus expense and the resulting accrued liabilities and reflects an increase in bonus expense of $43 million, or 70%, in fiscal 2000 compared to fiscal 1999 while bonus expense in fiscal 2001 compared to fiscal 2000 remained fairly constant. This increase was offset by a decrease in cash used by accounts receivable and income taxes of $38.4 million and $6.2 million, respectively, and an increase in non-cash charges to income, primarily depreciation, amortization and bad debt expense of $26.7 million compared to last year.

   The $35.8 million increase in operating cash flow in fiscal 2000 compared to fiscal 1999 was due primarily to an increase in net income of $13.3 million excluding the non-recurring charges, and an increase in adjustments for non-cash expenses of $18.2 million in the current fiscal year. Net cash provided by operating activities in fiscal 2000 also reflects an increase in cash used by accounts receivable of $42.5 million offset by an increase in cash provided by accounts payable and accrued liabilities of $50.2 million due primarily to an increase in bonus expense in fiscal 2000.

   Cash used in investing activities was $55.8 million, $107.4 million and $47.8 million for fiscal years ended April 30, 2001, 2000 and 1999, respectively. In the current year, cash used in investing activities included $44.5 million for business acquisitions and $12.6 million for the purchase of equity investments in Jungle Interactive and Webhire compared to $42.9 million and $1.3 million for business acquisitions in fiscal 2000 and 1999, respectively. Excluded from cash flows is a non-cash charge to other comprehensive income of $3.0 million, representing the unrealized loss, net of tax, on our investment in Webhire. This unrealized loss was due to a temporary decline in the market price per share from the $2.35 investment price to $0.85 at April 30, 2001. Net sales of marketable securities were $44.7 million in the current fiscal year compared to purchases of $31.1 million in the prior year.

   Capital expenditures totaled approximately $34.0 million, $22.9 million and $8.1 million for fiscal 2001, 2000 and 1999, respectively. These expenditures consisted primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The $11.1 million increase in capital expenditures in fiscal 2001 over the prior fiscal year, primarily relates to increased fixed asset spending at Futurestep to support its worldwide infrastructure and to the installation of a new financial system in Europe. The $14.8 million increase in capital expenditures from fiscal 1999 to fiscal 2000 primarily relates to the installation of a new financial system in the United States.

   Cash flows from investing activities also includes premiums paid on corporate-owned life insurance, or COLI, contracts. We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Premiums on these COLI contracts, net of benefits received, were $9.5 million, $10.6 million and $12.4 million in fiscal 2001, 2000 and 1999, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to partially fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes. The fluctuation in premium payments over the past three fiscal years is attributable to the timing of payments.

   Cash (used in) or provided by financing activities was ($2.3) million, $8.7 million and $92.9 million in fiscal 2001, 2000 and 1999, respectively. In the current fiscal year, we made payments of $14.2 million on shareholder acquisition notes and received proceeds from the issuance of common stock of $10.3 million, including proceeds from stock options exercised of $5.9 million. During fiscal 2000, we borrowed $3.3 million under COLI contracts and received proceeds from the issuance of common stock of $8.4 million, including proceeds from stock options exercised of $6.1 million, offset by $1.5 million paid to repurchase common stock and make payments on the related notes.

   During fiscal 1999, cash provided by financing activities of $92.9 million, resulted primarily from net proceeds raised in the initial public offering of $124.3 million and $3.0 million from certain selling shareholders received in repayment of outstanding notes receivable; offset by $14.4 million used to repay our term loan and all outstanding indebtedness under our prior credit facility, $27.1 million to complete the redemption of shares of our capital stock, primarily shares owned by shareholders under the terms of a 1994 stock redemption agreement and the outstanding shares of Series A and B preferred stock and $4.3 million to pay existing obligations to former holders of phantom units and stock appreciation rights, resulting in net proceeds available for investment of $81.5 million. Prior to the initial public offering, we issued approximately 6.6 million shares of common stock to newly hired and promoted consultants for $36.1 million of which $16.7 million was received in cash and repurchased approximately 2.6 million shares of common stock from terminated employees for $21.9 million. In fiscal 1999, we also borrowed $6.0 million under COLI contracts and repaid bank borrowings and other debt aggregating $5.0 million.

   Total outstanding borrowings under life insurance policies were $47.9 million, $44.9 million and $42.7 million as of April 30, 2001, 2000 and 1999, respectively. Such borrowings are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

   We believe that cash on hand, investments in marketable securities, funds from operations and available borrowings under our credit facility will be sufficient to meet our anticipated working capital, capital expenditures, and general corporate requirements for the foreseeable future.

Recent Events

   In June 2001, we hired a new Chief Executive Officer, Paul Reilly. We entered into an employment agreement with Mr. Reilly with terms similar to our existing contracts with our five highest paid executive officers, including provisions requiring certain payments upon termination without cause. In addition, we issued 100,000 shares of restricted stock and 450,000 options with an exercise price of $15.50 per share, of which 300,000 options vest in equal installments over three years and 150,000 options vest in installments based on the attainment of certain price levels for KFY stock, ranging from $28 to $38 per share.

   Mr. Reilly is currently reviewing our business operations, investments and employees in light of current worldwide economic conditions and our financial results and evaluating our strategy and opportunities to eliminate excess costs going forward.

   Also, in June 2001, we entered into a Service Integration and Promotion Agreement with Yahoo! Inc. We have joined forces to create a Yahoo!-Careers Executive Center with the goal of building the dominant on-line career channel for executives, middle-management, technology and professional positions earning $75,000 or more. Korn/Ferry and Futurestep will be the exclusive sponsors of the executive center, co-branded with Yahoo! In connection with this agreement, we funded $0.6 million at the effective date and committed to fund $0.3 million quarterly beginning July 1, 2001 through January 1, 2003 to promote the executive center.

Quarterly Results

   The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2000 and 2001. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management's opinion, includes all adjustments necessary to present fairly the information for the quarters presented. Results for the previous fiscal quarter are not necessarily indicative of results for the full fiscal year or for any future fiscal quarter.

                                                     Quarters Ended
                         ----------------------------------------------------------------------
                                     Fiscal 2000                        Fiscal 2001
                         ----------------------------------- ----------------------------------
                         July 31  Oct. 31  Jan. 31  April 30 July 31  Oct. 31  Jan. 31 April 30
                         -------- -------- -------- -------- -------- -------- ------- --------
                                        (in thousands, except per share amounts)
Revenue................. $104,780 $116,322 $122,075 $157,566 $173,623 $173,621 157,171 149,362
Operating profit........   10,245   11,517   14,611   18,432   18,540   13,588  14,952  15,827
Net income..............    5,604    6,502    8,285   10,420   10,007    6,108   6,903   7,995
Net income per share
  Basic.................     0.16     0.18     0.23     0.29     0.27     0.16    0.18    0.21
  Diluted...............     0.15     0.17     0.22     0.27     0.26     0.16    0.18    0.21

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

Recently Issued Accounting Standards

   The Financial Accounting Standards Board ("FASB") has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, will consist of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". In conjunction with these new accounting standards the FASB has issued "Transition Provisions for New Business Combination Accounting Rules" ("Provisions") that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, we may elect to cease amortization of existing goodwill as early as the first quarter of fiscal 2002 in accordance with the Provisions. Amortization of goodwill was $12.2 million, $3.4 million and $1.1 million in fiscal 2001, 2000 and 1999, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   As a result of its global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations, fluctuations in interest rates and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we trade in derivative financial instruments.

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

   Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In fiscal 2001, 2000 and 1999, we recognized foreign currency losses, after income taxes, of $0.5 million, $1.7 million and $0.6 million, respectively, primarily related to our Europe and Asia/Pacific operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

 Interest Rate Risk

   We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. We have no outstanding balance on our revolving line of credit as of April 30, 2001. At April 30, 2001, we had $47.9 million of borrowings against the cash surrender value of COLI contracts bearing interest at variable rates payable at least annually and $23.7 million of notes payable, of which $23.1 million is due to shareholders resulting from business acquisitions in fiscal 2000 and 2001, at rates ranging from 5.5% to 8.5%, of which $11.9 million matures in 2002 and $11.8 million matures in 2003. We have investments in interest bearing securities at market rates with original maturities ranging from May 1, 2001 through March 14, 2002 and an average maturity period of less than two months.

Item 8. Financial Statements and Supplementary Data

   See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

   The information required by this Item will be included under the captions "The Board of Directors," "Nominees for Director--Class 2002," "Nominees for Director--Class 2003," and "Nominees for Directors--Class 2004" in our fiscal 2001 Proxy Statement, and is incorporated herein by reference. See also "Executive Officers of the Registrant" in Part I of this report.

Item 11. Executive Compensation

   The information required by this Item will be included under the captions "Executive Compensation--Summary Compensation Table," "Executive
Compensation--Option Grant Table," "Executive Compensation--Aggregated Option Exercises and Year-end Option Values" and "Employment Agreements" in our fiscal 2001 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this Item will be included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our fiscal 2001 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this Item will be included under the caption "Certain Relationships and Related Transactions" in our fiscal 2001 Proxy Statement, and is incorporated herein by reference.

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

                                                                           Page
                                                                           ----
   1. Index to Financial Statements:

      See Consolidated Financial Statements included as part of this Form
       10-K..............................................................   F-1

   2. Financial Statement Schedules:

      Report of Independent Public Accountants...........................  F-24

      Schedule II--Valuation and Qualifying Accounts.....................  F-25

   3. Exhibits:

     Exhibit
     Number                        Description of Exhibit
     -------                       ----------------------
     3.1     Certificate of Incorporation of the Company. Filed as Exhibit 3.1
             to the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended October 31, 1999, and incorporated herein by reference.
     3.2     Bylaws of the Company. Filed as Exhibit 3.2 to the Company's
             Quarterly Report on Form 10-Q, for the fiscal quarter ended
             October 31, 1999, and incorporated herein by reference.
     4.1     Specimen Common Stock certificate. Filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-3 (No. 333-49286), and
             incorporated herein by reference.
     10.1*   Form of Indemnification Agreement between the Company and each of its executive officers and directors. Filed as Exhibit 10.1 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.2*   Performance Award Plan. Filed as Exhibit 10.2 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.3*   Amendments to Performance Award Plan.
     10.4*   Form of U.S. and International Worldwide Executive Benefit
             Retirement Plan. Filed as Exhibit 10.3 to the Company's
             Registration Statement of Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.5*   Form of U.S. and International Worldwide Executive Benefit Life
             Insurance Plan. Filed as Exhibit 10.4 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.6*   Worldwide Executive Benefit Disability Plan (in the form of Long-
             Term Disability Insurance Policy). Filed as Exhibit 10.5 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.7*   Form of U.S. and International Enhanced Executive Benefit and
             Wealth Accumulation Plan. Filed as Exhibit 10.6 to the Company's
             Registration Statement on Form S-1 (No. 333-61697), effective
             February 10, 1999, and incorporated herein by reference.
     10.8*   Form of U.S. and International Senior Executive Incentive Plan.
             Filed as Exhibit 10.7 to the Company's Registration Statement on
             Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
     10.9*   Executive Salary Continuation Plan. Filed as Exhibit 10.8 to the
             Company's Registration Statement on Form S-1 (No. 333-61697),
             effective February 10, 1999, and incorporated herein by reference.
     10.10*  Form of Amended and Restated Stock Repurchase Agreement. Filed as
             Exhibit 10.10 to the Company's Registration Statement on Form S-1
             (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

     Exhibit
     Number                        Description of Exhibit
     -------                       ----------------------
     10.11*   Form of Standard Employment Agreement. Filed as Exhibit 10.11 to
              the Company's Registration Statement on Form S-1 (No. 333-
              61697), effective February 10, 1999, and incorporated herein by reference.
     10.12*   Form of U.S. and Foreign Executive Participation Program. Filed
              as Exhibit 10.27 to the Company's Registration Statement on Form
              S-1 (No. 333-61697), effective February 10, 1999, and
              incorporated herein by reference.
     10.13*   Letter Agreement between the Company and Richard M. Ferry dated
              January 8, 2001. Filed as Exhibit 10.3 to the Company's
              Quarterly Report on Form 10-Q, for the fiscal quarter ended
              January 31, 2001, and incorporated herein by reference.
     10.14*   Employment Agreement between the Company and Paul C. Reilly, dated May 24, 2001.
     10.15*   Employment Agreement between the Company and Peter L. Dunn effective April 29, 1999. Filed as Exhibit 10.22 to the
              Company's Annual Report on Form 10-K, for the fiscal year ended
              April 30, 1999, and incorporated herein by reference.
     10.16*   Employment Agreement between the Company and Elizabeth S.C.S.
              Murray effective April 29, 1999. Filed as Exhibit 10.23 to the
              Company's Annual Report on Form 10-K, for the fiscal year ended
              April 30, 1999, and incorporated herein by reference.
     10.17*   Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000. Filed as Exhibit 10.22 to the Company's
              Annual Report on Form 10-K, for the fiscal year ended April 30,
              2000, and incorporated herein by reference.
     10.18*   Employment Agreement between the Company and Michael Bekins, dated May 1, 2000. Filed as Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q, for the fiscal quarter ended
              January 31, 2001, and incorporated herein by reference.
     10.19*   Korn/Ferry International Special Severance Pay Policy, dated
              January 1, 2000. Filed as Exhibit 10.2 to the Company's
              Quarterly Report on Form 10-Q, for the fiscal quarter ended
              January 31, 2001, and incorporated herein by reference.
     10.20    Loan Agreement dated as of October 31, 2000, by and among the
              Company, Bank of America, N.A. and other Lenders named therein.
              Filed as Exhibit 10.1 to the Company's Quarterly Report on Form
              10-Q for the fiscal quarter ended October 31, 2000, and
              incorporated herein by reference.
     10.21    Amendment I, dated as of January 30, 2001, to the Loan
              Agreement, dated as of October 31, 2000 by and among the
              Company, and Bank of America, N.A. and the other Lenders named therein. Filed as Exhibit 10.4 to the Company's Quarterly Report
              on Form 10-Q, for the fiscal quarter ended January 31, 2001, and incorporated herein by reference.
     10.22    Trademark License and Promotion Agreement between Dow Jones &
              Company, the Company and Korn/Ferry International Futurestep,
              Inc. dated June 8, 1998. Filed as Exhibit 10.19 to the Company's
              Registration Statement on Form S-1 (No. 333-61697), effective
              February 10, 1999, and incorporated herein by reference.
     21.1     Subsidiaries of Korn/Ferry International.
     23.1     Consent of Independent Public Accountants.
     24.1     Power of Attorney (contained on the signature page).

--------
*  Management contract, compensatory plan or arrangement

   (b) REPORTS ON FORM 8-K.

   Current report event date May 24, 2001 (Item 5 and Item 7) was filed with the SEC on May 24, 2001.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ Paul C. Reilly            Chairman of the Board and      July 27, 2001
____________________________________ Chief Executive Officer
           Paul C. Reilly

  /s/ Elizabeth S.C.S. Murray        Chief Financial Officer,       July 27, 2001
____________________________________ Treasurer And Executive Vice
      Elizabeth S.C.S. Murray        President (Principal
                                     Financial Officer)

      /s/ Donald E. Jordan           Senior Vice President of       July 27, 2001
____________________________________ Finance (Principal
          Donald E. Jordan           Accounting Officer)

      /s/ James E. Barlett           Director                       July 27, 2001
____________________________________
          James E. Barlett

      /s/ Frank V. Cahouet           Director                       July 27, 2001
____________________________________
          Frank V. Cahouet

       /s/ Peter L. Dunn             Director                       July 27, 2001
____________________________________
           Peter L. Dunn

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Richard M. Ferry           Director                       July 27, 2001
____________________________________
          Richard M. Ferry

      /s/ Timothy K. Friar           Director                       July 27, 2001
____________________________________
          Timothy K. Friar

                                     Director
____________________________________
          Sakie Fukushima

       /s/ Patti S. Hart             Director                       July 27, 2001
____________________________________
           Patti S. Hart

                                     Director
____________________________________
          Scott E. Kingdom

     /s/ Charles D. Miller           Director                       July 27, 2001
____________________________________
         Charles D. Miller

      /s/ Windle B. Priem            Director                       July 27, 2001
____________________________________
          Windle B. Priem

     /s/ Gerhard Schulmeyer          Director                       July 26, 2001
____________________________________
         Gerhard Schulmeyer

                                     Director
____________________________________
           Mark Thompson

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants................................  F-2

Consolidated Balance Sheets as of April 30, 2001 and 2000...............  F-3

Consolidated Statements of Operations for the three years ended April
 30, 2001...............................................................  F-4

Consolidated Statements of Shareholders' Equity for the three years ended April 30, 2001...................................................  F-5

Consolidated Statements of Cash Flows for the three years ended April
 30, 2001...............................................................  F-6

Notes to Consolidated Financial Statements..............................  F-7

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants................................ F-24

Schedule II--Valuation and Qualifying Accounts.......................... F-25

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Korn/Ferry International:

   We have audited the accompanying consolidated balance sheets of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the "Company"), a Delaware corporation, as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES as of April 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Los Angeles, California
June 11, 2001

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 April 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                          ASSETS
                          ------
Cash and cash equivalents..................................  $ 88,463  $ 86,975
Marketable securities......................................    16,397    59,978
Receivables due from clients, net of allowance for doubtful
 accounts of $13,319 and $12,538...........................    91,513   101,506
Other receivables..........................................    11,299     8,112
Deferred income taxes......................................     8,821     3,814
Prepaid expenses...........................................     9,909     7,453
                                                             --------  --------
   Total current assets....................................   226,402   267,838
                                                             --------  --------
Property and equipment:
 Computer equipment and software...........................    48,715    32,532
 Furniture and fixtures....................................    24,223    18,175
 Leasehold improvements....................................    23,814    15,304
 Automobiles...............................................     1,889     1,793
                                                             --------  --------
                                                               98,641    67,804
Less: Accumulated depreciation and amortization............   (43,652)  (31,992)
                                                             --------  --------
 Property and equipment, net...............................    54,989    35,812
                                                             --------  --------
Cash surrender value of company owned life insurance
 policies, net of loans....................................    54,361    50,632
Marketable securities and other investments................     6,894     1,129
Deferred income taxes......................................    24,942    17,790
Goodwill and other intangibles, net of accumulated
 amortization of $20,872 and $8,709........................   128,066    96,643
Other......................................................     4,675     6,150
                                                             --------  --------
   Total assets............................................  $500,329  $475,994
                                                             ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Notes payable and current maturities of long-term debt.....  $ 11,881  $ 16,147
Accounts payable...........................................    13,360    11,896
Income taxes payable.......................................     2,728       407
Compensation and related taxes.............................   110,702   117,259
Other accrued liabilities..................................    32,523    39,081
                                                             --------  --------
   Total current liabilities...............................   171,194   184,790
Deferred compensation......................................    41,522    37,483
Long-term debt.............................................    11,842    16,916
Other......................................................     2,319     2,361
                                                             --------  --------
   Total liabilities.......................................   226,877   241,550
                                                             --------  --------
Non-controlling shareholders' interest.....................     3,286     3,220
                                                             --------  --------
Shareholders' equity:
 Common stock, $0.01 par value, 150,000 shares authorized,
  38,082 and 37,257 shares issued and 37,516 and
  36,748 shares outstanding................................   296,069   283,277
 Deficit...................................................    (4,602)  (35,615)
 Accumulated other comprehensive loss......................   (16,598)   (7,300)
                                                             --------  --------
   Shareholders' equity....................................   274,869   240,362
 Less: Notes receivable from shareholders..................    (4,703)   (9,138)
                                                             --------  --------
   Total shareholders' equity..............................   270,166   231,224
                                                             --------  --------
   Total liabilities and shareholders' equity..............  $500,329  $475,994
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Fiscal Year Ended April
                                                               30,
                                                    --------------------------
                                                      2001     2000     1999
                                                    -------- -------- --------
Revenue............................................ $653,777 $500,743 $356,075
Compensation and benefits..........................  387,776  298,908  226,568
General and administrative expenses................  203,094  147,030   94,860
Non-recurring charges..............................                     89,202
Interest income and other income, net..............    4,813    7,402    4,178
Interest expense...................................    7,421    4,436    4,463
                                                    -------- -------- --------
  Income (loss) before provision for income taxes
   and non-controlling
   shareholders' interest..........................   60,299   57,771  (54,840)
Provision for income taxes.........................   25,326   24,126    9,026
Non-controlling shareholders' interest.............    3,960    2,834    2,560
                                                    -------- -------- --------
  Net income (loss)................................ $ 31,013 $ 30,811 $(66,426)
                                                    ======== ======== ========
Basic earnings (loss) per common share............. $   0.83 $   0.85 $  (2.37)
                                                    ======== ======== ========
Basic weighted average common shares outstanding...   37,266   36,086   28,086
                                                    ======== ======== ========
Diluted earnings (loss) per common share........... $   0.81 $   0.82 $  (2.37)
                                                    ======== ======== ========
Diluted weighted average common shares
 outstanding.......................................   38,478   37,680   28,086
                                                    ======== ======== ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                         Allocation of
                                                            Accumulated  Shareholders'
                          Preferred             Retained       Other       Equity to
                         Stock Series  Common   Earnings   Comprehensive  Redeemable   Shareholders' Comprehensive
                             A&B       Stock    (Deficit)  Income (Loss)     Stock        Equity     Income (Loss)
                         ------------ --------  ---------  ------------- ------------- ------------- -------------
Balance as of April 30,
 1998...................     $ 13     $ 16,933  $ 54,015     $ (4,842)     $(63,526)     $  2,593
  Purchase of stock.....      (13)     (22,569)                                           (22,582)
  Issuance of stock.....               160,198                                            160,198
  Initial public
   offering related
   charge...............                49,286                                             49,286
  Release of book value
   restriction..........                49,173   (54,015)       4,842        63,526        63,526
Comprehensive Loss:
  Net loss..............                         (66,426)                                 (66,426)     $(66,426)
  Foreign currency
   translation
   adjustments..........                                      (2,360)                     (2,360)       (2,360)
                                                                                                       --------
Comprehensive loss......                                                                               $(68,786)
                             ====     ========  ========     ========      ========      ========      ========
Balance as of April 30,
 1999...................               253,021   (66,426)      (2,360)                    184,235
  Purchase of stock.....                  (964)                                              (964)
  Issuance of stock.....                31,220                                             31,220
Comprehensive Income:
  Net income............                          30,811                                   30,811      $ 30,811
  Foreign currency
   translation
   adjustments..........                                      (4,940)                     (4,940)       (4,940)
                                                                                                       --------
Comprehensive income....                                                                               $ 25,871
                             ====     ========  ========     ========      ========      ========      ========
Balance as of April 30,
 2000...................               283,277   (35,615)      (7,300)                    240,362
  Purchase of stock.....                  (118)                                              (118)
  Issuance of stock.....                12,910                                             12,910
Comprehensive Income:
  Net income............                          31,013                                   31,013      $ 31,013
  Foreign currency
   translation
   adjustments..........                                       (6,336)                     (6,336)       (6,336)
  Unrealized loss on
   investment, net of
   tax benefit of
   $2,145...............                                       (2,962)                     (2,962)       (2,962)
                                                                                                       --------
Comprehensive income....                                                                               $ 21,715
                             ----     --------  --------     --------      --------      --------      ========
Balance as of April 30,
 2001...................              $296,069  $ (4,602)    $(16,598)                   $274,869
                             ====     ========  ========     ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                  Fiscal Year Ended April 30,
                                                  -----------------------------
                                                    2001      2000       1999
                                                  --------  ---------  --------
Cash from operating activities:
  Net income (loss).............................  $ 31,013  $  30,811  $(66,426)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation.................................    14,827      9,975     8,090
   Amortization of goodwill and intangibles.....    12,163      3,358     1,169
   Amortization of note payable discount........       724        269
   Loss on disposition of property and
    equipment...................................       651
   Provision for doubtful accounts..............    22,951     11,858     6,128
   Cash surrender value (gains) losses and
    benefits in excess of premiums paid.........     2,270     (1,371)   (5,399)
   Deferred income tax benefit..................    (4,220)    (1,463)   (2,998)
   Tax benefit from exercise of stock options...     2,779      2,837
   Non-recurring initial public offering
    charges.....................................                         79,300
   Other non-recurring charges..................                          5,344
  Change in other assets and liabilities, net of
   acquisitions:
   Deferred compensation........................     4,039      5,400     4,560
   Receivables..................................   (15,492)   (53,859)  (11,349)
   Prepaid expenses.............................    (2,456)    (1,717)      529
   Income taxes.................................     2,306     (3,869)   (3,219)
   Accounts payable and accrued liabilities.....    (8,809)    71,493    23,249
   Non-controlling shareholders' interest and
    other, net..................................       690        800      (316)
                                                  --------  ---------  --------
     Net cash provided by operating activities..    63,436     74,522    38,662
                                                  --------  ---------  --------
Cash from investing activities:
  Purchase of property and equipment............   (33,962)   (22,875)   (8,102)
  Purchase of marketable securities.............   (16,397)   (31,050)  (30,057)
  Sale of marketable securities.................    61,107
  Business acquisitions, net of cash acquired...   (44,488)   (42,882)   (1,323)
  Premiums on life insurance, net of benefits
   received.....................................    (9,485)   (10,611)  (12,421)
  Investment in businesses......................   (12,570)
  Redemption of guaranteed investment
   contracts....................................                          1,746
  Sale of interest in affiliates................                          2,308
                                                  --------  ---------  --------
     Net cash used in investing activities......   (55,795)  (107,418)  (47,849)
                                                  --------  ---------  --------
Cash from financing activities:
  Payment of bank debt..........................    (1,365)              (1,000)
  Payment of shareholder acquisition notes......   (14,200)    (1,555)
  Borrowings under life insurance policies......     3,486      3,324     5,956
  Net borrowings on credit line.................                         (4,000)
  Purchase of common and preferred stock and
   payment of related notes.....................      (533)    (1,527)  (27,514)
  Issuance of common stock and receipts on
   shareholders' notes..........................    10,287      8,427   150,888
  Initial public offering related non-recurring
   charges......................................                        (31,400)
                                                  --------  ---------  --------
     Net cash (used in) provided by financing
      activities................................    (2,325)     8,669    92,930
                                                  --------  ---------  --------
Effect of foreign currency exchange rate changes
 on cash flows..................................    (3,828)    (2,539)   (2,360)
                                                  --------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents....................................     1,488    (26,766)   81,383
Cash and cash equivalents at beginning of the
 period.........................................    86,975    113,741    32,358
                                                  --------  ---------  --------
Cash and cash equivalents at end of the period..  $ 88,463  $  86,975  $113,741
                                                  ========  =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 30, 2001
               (dollars in thousands, except per share amounts)

1. Organization and Summary of Significant Accounting Policies

 Nature of Business

   Korn/Ferry International, a Delaware corporation, and its subsidiaries are engaged in the business of providing executive recruitment, Internet-based middle-management recruitment, through Futurestep, and consulting and related services globally on a retained basis. In addition, college recruitment services are provided in North America through JobDirect.

 Basis of Consolidation and Accounting for Investments

   The consolidated financial statements include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated.

   Investments in companies in which KFY does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investment is publicly traded and there are no resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income (loss) until the investment is sold, at which time the realized gain or loss is included in income. Dividends and other distributions of earnings from both market-value and cost-method investments are included in income when declared.

 Basis of Presentation

   The accounting and reporting policies of the Company conform with accounting practices generally accepted in the United States and prevailing practice within the industry.

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

 Revenue Recognition

   Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, middle-management recruitment, consulting and related services. Fee revenue is recognized as services are substantially rendered, generally over a ninety day period commencing in the month of initial acceptance of a search engagement. The Company generally bills clients in three monthly installments over this period. Reimbursable

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)

expenses included in revenue, represent specifically identified and allocated costs related to professional services that are billed to clients.

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

   Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Net foreign currency transaction and translation losses, on an after tax basis, included in net income (loss), were $505, $1,710 and $612 in fiscal 2001, 2000 and 1999, respectively.

 Cash Flows

   Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

   Net cash from operating activities includes cash payments for interest of $7,401, $3,591 and $4,339 in fiscal 2001, 2000 and 1999, respectively. Cash payments for income taxes, net of refunds, amounted to $28,125, $27,284 and $14,989 in fiscal 2001, 2000 and 1999, respectively.

 Marketable Securities

   Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates this classification at each balance sheet date. The securities have original maturities ranging from May 1, 2001 through March 14, 2002 and are classified as available-for-sale. Upon maturity, the proceeds will be re-invested into similar short-term, available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of accumulated other comprehensive income (loss). At April 30, 2001, the estimated fair value of the investments approximated the amortized cost and, therefore, there were no significant unrealized gains or losses. Investments in marketable securities consisted of the following:

                                                             As of April 30,
                                       As of April 30, 2001       2000
                                       -------------------- -----------------
                                             Current        Current Long-term
                                       -------------------- ------- ---------
   U.S. Treasury and government
    securities........................                      $ 1,996
   Short term municipals..............       $13,450         41,150
   Municipals auction preferred.......         2,000          5,000
   Corporate auction preferred........                        5,400
   Certificates of deposit............           947          3,998
   Commercial paper...................                        1,506
   Asset-backed securities............                          928  $1,129
                                             -------        -------  ------
     Marketable securities............       $16,397        $59,978  $1,129
                                             =======        =======  ======

   The certificates of deposit as of April 30, 2001 were purchased in November 2000 to serve as collateral for the letters of credit issued under the Company's former line of credit. The maturity dates of the certificates of deposit

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)

correspond with the expiration dates of the letters of credit. The final certificate of deposit maturity date under this arrangement is March 2002. Certificates of deposit at April 30, 2000 were not related to letters of credit.

 Fair Value of Financial Instruments

   The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. Notes payable and long-term debt bear interest at rates that approximate the current market interest rates for similar instruments and, accordingly the carrying value approximates fair value. The fair value of notes receivable from shareholders based on discounting the estimated future cash flows using a current market rate approximates the carrying value.

 Concentration of Credit Risk

   Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company's large number of customers and their dispersion across many different industries and countries worldwide.

 Cash Surrender Value of Life Insurance

   The change in the cash surrender value ("CSV") of company owned life insurance ("COLI") contracts in excess of insurance premiums paid is reported in compensation and benefits expense. (See Note 7).

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

   The Company re-evaluates goodwill and other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and writes down recorded costs of the assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher. The Company has not recorded any charges against income for impairment based on these evaluations.

 New Accounting Pronouncements

   The Financial Accounting Standards Board ("FASB") has finalized new accounting standards covering business combinations, goodwill and intangible assets. These new rules published in July 2001, will consist of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)

Other Intangible Assets". In conjunction with these new accounting standards the FASB has issued "Transition Provisions for New Business Combination Accounting Rules" ("Provisions") that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. The Company is currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. While the ultimate impact of the new accounting standards has yet to be determined, the Company may elect to cease amortization of existing goodwill as early as the first quarter of fiscal 2002 in accordance with the Provisions. Amortization of goodwill was $12,163, $3,358 and $1,169 in fiscal 2001, 2000 and 1999, respectively.

2. Basic and Diluted Earnings (Loss) Per Share

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

                                                Fiscal year ended April 30,
                          -------------------------------------------------------------------------
                                   2001                    2000                     1999
                          ----------------------- ----------------------- -------------------------
                                  Weighted  Per           Weighted  Per             Weighted  Per
                                  Average  Share          Average  Share            Average  Share
                          Income   Shares  Amount Income   Shares  Amount  (Loss)    Shares  Amount
                          ------- -------- ------ ------- -------- ------ --------  -------- ------
Basic EPS
Income (loss) available
 to common
 shareholders...........  $31,013  37,266  $0.83  $30,811  36,086  $0.85  $(66,426)  28,086  $(2.37)
                                           =====                   =====                     ======
Effect of dilutive
 securities
Shareholder common stock
 purchase commitments...              270                     373
Stock options...........              942                   1,221
                          -------  ------         -------  ------         --------   ------
Diluted EPS
Income (loss) available
 to common shareholders
 plus assumed
 conversions............  $31,013  38,478  $0.81  $30,811  37,680  $0.82  $(66,426)  28,086  $(2.37)
                          =======  ======  =====  =======  ======  =====  ========   ======  ======

   There were no dilutive stock options or common stock purchase commitments at April 30, 1999 included in the computation of diluted EPS as the exercise prices were greater than the average market price of common shares outstanding during the period.

3. Stock Option Plans

   In July 1998, the Company adopted the Performance Award Plan (the "Plan") to provide a means to attract, motivate, reward and retain talented and experienced officers, non-employee directors, other key employees and certain other eligible persons who may be granted awards from time to time by the Board of Directors ("the Board") or the Compensation Committee, or, for non-employee directors, under a formula provided in the Plan. The maximum number of shares of common stock reserved for issuance is thirteen million, subject to adjustment for certain changes in the Company's capital structure and other extraordinary events. Shares subject to awards that are not paid for or exercised before they expire or are terminated are available for other grants under the Plan to the

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)

extent permitted by law. The Plan is not exclusive. The Board may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

   Awards under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, stock bonuses or cash bonuses based on performance. The maximum term of options, SARs and other rights to acquire common stock under the Plan is ten years after the initial date of award, subject to provisions for further deferred payment in certain circumstances. Awards may be granted individually or in combination with other awards. No incentive stock option may be granted at a price that is less than the fair market value of the common stock (110% of fair market value of the common stock for certain participants) on the date of grant. Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Typically, the participant may vote restricted stock, but any dividend on restricted shares will be held in escrow subject to forfeiture until the shares have vested. No more than 350,000 shares will be available for restricted stock awards, subject to exceptions for restricted stock awards based on past service, deferred compensation and performance awards. No awards other than cash bonuses, stock options and SARs have been granted under the Plan in fiscal 1999, 2000 and 2001.

   The maximum number of shares subject to awards (either performance or otherwise) that may be granted to an individual in the aggregate in any one calendar year is 1,050,000. A non-employee director may not receive awards of more than 50,000 shares in the aggregate in any one calendar year. With respect to cash-based performance awards, no more than $2.5 million per year may be awarded to any one individual. No more than one performance cycle may begin in any one year with respect to cash-based performance awards.

   Under the Plan, each director who is not an officer or employee (a "Non-Employee Director") is automatically granted a nonqualified stock option to purchase 2,500 shares of common stock when the person takes office and on the day of each annual shareholders meeting, at an exercise price equal to the market price of the common stock at the close of trading on that date. Non-Employee Directors may also be granted discretionary awards. All automatically granted Non-Employee Director stock options will have a ten-year term and will be immediately exercisable. If a Non-Employee Director's services are terminated for any reason, any automatically granted stock options held by such Non-Employee Director that are exercisable will remain exercisable for twelve months after such termination of service or until the expiration of the option term, whichever occurs first. In fiscal 2001, the Company granted 15,000 stock options to Non-Employee Directors.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   The status of the Company's stock option plans is summarized below:

                                                     Number of       Weighted
                                                       Shares        Average
                                                   (in thousands) Exercise Price
                                                   -------------- --------------
   Granted in fiscal 1999.........................     3,574          $13.76
   Canceled/forfeited.............................        (2)          14.00
                                                       -----          ------
   Outstanding at April 30, 1999..................     3,572           13.76
   Granted........................................       897           25.30
   Exercised......................................      (443)          13.89
   Canceled/forfeited.............................      (197)          14.81
                                                       -----          ------
   Outstanding at April 30, 2000..................     3,829          $16.40
   Granted........................................     4,125           23.71
   Exercised......................................      (429)          13.65
   Canceled/forfeited.............................      (466)          20.47
                                                       -----          ------
   Outstanding at April 30, 2001..................     7,059          $20.66
                                                       =====          ======

   In June 2001, the Board approved the issuance of up to 1.5 million additional options under the Plan with respect to performance during the fiscal year ended April 30, 2001. These options have a grant date of June 27, 2001 and an exercise price per share equal to the closing market price on the date of the grant of $16.04.

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

                                                      Fiscal Year Ended April
                                                                30,
                                                      ------------------------
                                                       2001    2000     1999
                                                      ------- ------- --------
   Net earnings (loss)
    As reported...................................... $31,013 $30,811 $(66,426)
    Pro forma........................................  10,484  22,849  (67,307)
   Basic earnings (loss) per share
    As reported......................................    0.83    0.85    (2.37)
    Pro forma........................................    0.28    0.63    (2.40)
   Dilutive earnings (loss) per share
    As reported......................................    0.81    0.82    (2.37)
    Pro forma........................................    0.27    0.61    (2.40)

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)

   The weighted average fair value of options granted in fiscal 2001, 2000 and 1999 was $16.49, $17.99 and $9.67, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

                                                 Fiscal Year Ended April 30,
                                                -------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  ---------
   Expected stock volatility...................      64.5%      55.3%      62.4%
   Risk-free interest rate.....................      5.37%      6.33%      5.18%
   Expected option life (in years).............    5 to 9     5 to 9     7 to 9

   Summary information about the Company's stock options outstanding at April 30, 2001 is presented in the following table:

                       Options Outstanding                     Options Exercisable
       ------------------------------------------------------------------------------
                                         Weighted
                                          Average    Weighted                Weighted
                                         Remaining   Average                 Average
          Range of          Number      Contractual  Exercise    Number      Exercise
       Exercise Price    Outstanding   Life in years  Price    Exercisable    Price
       --------------    -----------   ------------- --------  -----------   --------
                        (in thousands)                        (in thousands)
            $ 8.40
                to
            $12.60              8           7.9       $11.75          6       $11.79
          12.60 to
             16.80          2,535           6.1        13.76      1,472        13.75
          16.80 to
             21.00             70           9.5        18.13          5        17.69
          21.00 to
             25.20          3,223           9.1        22.41         33        22.69
          25.20 to
             29.40            531           8.4        28.01         51        28.11
          29.40 to
             33.60            412           8.7        30.30        101        29.78
          33.60 to
             37.80            259           8.8        35.25         48        35.25
          37.80 to
             42.00             21           7.1        41.46          6        42.00
       --------             -----           ---       ------      -----       ------
            $ 8.40
                to
            $42.00          7,059           7.9       $20.66      1,722       $16.00
       --------             -----           ---       ------      -----       ------

   As of April 30, 2001, Futurestep has granted 2,467,459 options and SARs under its stock compensation plan. All awards have been granted at an estimate of the fair value on the date of the grant, as determined by the Futurestep Board of Directors. The maximum number of shares to be awarded under the Futurestep stock compensation plan is 3,500,000. If all options outstanding as of April 30, 2001 were exercised, the option holders would own approximately 10.9% of Futurestep.

4. One-time Non-recurring Charges

   At the completion of the Company's initial public offering (the "IPO") in February 1999, the Company recognized a non-recurring compensation and benefits expense of $79.3 million, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by the Company in the period beginning twelve months before the initial filing date of the Registration Statement relating to the IPO and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by the Company of certain shares of its capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and SARs.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   Additionally, the Company completed an evaluation of its worldwide operations and revenue, compensation costs and other operating expenses for each of its offices and geographic locations in the fourth quarter of fiscal 1999. The Company conducted the evaluation in order to identify, and eventually eliminate, existing inefficiencies and excess costs and to better align and enhance the competitive position of the Company within each region. The Company assessed staff levels and office needs based on individual performance and the economic conditions and the outlook in each region. The Company identified 50 employees that were terminated and three underperforming European offices that were downsized or relocated to more efficient premises. As a result of this analysis, a non-recurring charge to earnings of $7.0 million for severance and benefit costs related to staff downsizing was recognized in fiscal 1999. This expense is comprised of a $3.2 million non-cash charge to earnings related to the release of existing book value stock repurchase requirements for nine of the terminated employees and $3.8 million for severance and benefit payments for the terminated employees, of which $3.1 million and $0.7 million was paid in fiscal 1999 and 2000, respectively. The Company also recognized a non-recurring charge of $0.3 million, of which $0.2 million was paid as of April 30, 1999, for lease renegotiation and other relocation costs in fiscal 1999. There were no additional charges to earnings related to these items in fiscal 2000 and 2001.

   In fiscal 1999, the Company also recognized a non-recurring charge of $2.6 million in connection with the resignation of the former President and Chief Executive Officer. This charge was comprised of $1.5 million for compensation and other amounts payable over the next seven months, of which $0.8 million and $0.7 million was paid in fiscal 2000 and 1999, respectively, and a $1.1 million non-cash charge to earnings representing the difference between the then current book value and the appraised value of 165,168 common shares he retained subsequent to his resignation.

5. Shareholders Agreements and Supplemental Information Regarding Book Value Per Share

   From fiscal 1991 to 1999, eligible executives of Korn/Ferry International had the opportunity to purchase shares of common stock at book value and were required to sell their shares of common stock to the Company at book value upon termination of their employment under stock purchase and repurchase agreements collectively referred to as the Equity Participation Program ("EPP"). Shares subject to book value repurchase agreements were classified as mandatorily redeemable common stock in the consolidated balance sheets. For purposes of EPP purchases and sales, book value per share, adjusted for the four-to-one stock split, was $2.79 at April 30, 1998. The EPP book value calculation excludes the effect of the Series A preferred stock and shareholder notes related to common stock purchases. On May 1, 1998, the Company issued 3,016,000 shares at the book value of $2.79 per share. The Company repurchased a total of 2,646,000 shares in fiscal 1999 all at book value.

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

   The repurchase agreements under the EPP, Supplemental EPP and Interim EPP were amended upon consummation of the IPO to permit employee shareholders to sell their shares in the public market, subject to a liquidity schedule that provides for releases over a four year period in the number of shares that can be sold. As a result, all shares classified as mandatorily redeemable at April 30, 1998, were reclassified to common stock in fiscal 1999.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   In fiscal 1999, the Company terminated its Phantom Stock Plan, established in 1988, and Stock Right Plan, established in 1992 ("these Plans"), in contemplation of the IPO. Based on the book value of a share of common stock at April 30, 1998 of $2.79, the participants in these Plans could elect to receive a cash payment or shares of common stock in exchange for an aggregate of 276,000 phantom stock units and 114,000 stock rights outstanding as of June 30, 1998, the effective date of termination of these Plans. The Company issued 1,551,000 shares of common stock (reflecting a four-to-one stock split in July
1998) in connection with the termination of these Plans to all but one participant and recognized a non-recurring compensation and benefits expense of $12,700 at completion of the IPO, representing the excess of the fair market value over the book value of the shares issued in the conversion.

   In fiscal 1999, the final year of the stock purchase programs, the Company issued common stock in exchange for notes receivable from shareholders of $9,262 under the EPP, supplemental EPP and interim EPP. The notes receivable are secured by the common stock purchased, bear interest at primarily 8% and require annual payments of principal and interest through 2004. As of April 30, 2001 and 2000, notes receivable from shareholders for common stock purchases were $3,848 and $7,221, respectively.

6.  Employee Profit-Sharing and Benefit Plans

   The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $3,892, $3,027 and $2,622 for fiscal 2001, 2000 and 1999, respectively. Non-U.S. employees are covered by a variety of pension plans that are applicable to the countries in which they work. The contributions for these plans are determined in accordance with the legal requirements in each country and generally are based on the employees' annual compensation.

7. Deferred Compensation and Life Insurance Contracts

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

   The Company also maintains a Senior Executive Incentive Plan ("SEIP") for participants elected by the Board. Generally, to be eligible, the vice president must be participating in the EWAP. Participation in the SEIP requires the vice presidents to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period at age 65, or retirement.

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)

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

   As of April 30, 2001 and 2000, the Company had unrecognized losses related to these deferred compensation plans of $5,815 and $5,244 due to changes in assumptions of the discount rate used for calculating the accruals for future benefits. The Company amortizes unrecognized losses over the average remaining service period of active participants. The discount rate was 7.25% and 7.75% in fiscal 2001 and 2000, respectively.

   Following is a reconciliation of the benefit obligation for the deferred compensation plans:

                                                                 Fiscal Year
                                                               Ended April 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Benefit obligation at beginning of year.................... $38,586  $34,586
   Service cost...............................................   4,061    3,177
   Interest cost..............................................     619      927
   Plan participants' contributions...........................   3,093    2,071
   Recognized loss due to change in assumption................     325      436
   Benefits paid..............................................  (3,823)  (2,611)
                                                               -------  -------
   Benefit obligation at end of fiscal year................... $42,861  $38,586
   Less: current portion of benefit obligation................  (1,339)  (1,103)
                                                               -------  -------
   Long-term benefit obligation at end of year................ $41,522  $37,483
                                                               =======  =======

   The Company purchased COLI contracts insuring participants and former participants. The gross CSV of these contracts of $102,286 and $95,560 is offset by outstanding policy loans of $47,925 and $44,928, on the accompanying consolidated balance sheets as of April 30, 2001 and 2000, respectively.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   Total death benefits payable under COLI contracts were $248,460 and $257,878 at April 30, 2001 and 2000, respectively. Management intends to use the future death benefits (if any) from these insurance contracts to fund the deferred compensation arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for deferred compensation plans. As of April 30, 2001, COLI contracts with a net cash surrender value of $46,436 and death benefits payable of $192,392 were held in trust for these purposes.

8. Notes Payable and Long-Term Debt

   At April 30, 2001, the Company maintained a $100.0 million credit facility with Bank of America. Borrowings under the line of credit bear interest on a sliding scale based on a leverage ratio and use, at management's discretion, either LIBOR or the higher of the bank's prime lending rate or the Federal Funds rate plus 0.5%, which were 7.5% and 5.0%, respectively, at April 30, 2001. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. There was no outstanding balance under the revolving line of credit as of April 30, 2001.

   The Company's long-term debt consists of the following:

                                                              As of April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Unsecured subordinated notes payable to shareholders due
    through 2004,
    bearing interest at various rates up to 8.75%..........  $ 23,723  $ 31,664
   Term loan due to bank on December 31, 2000 bearing
    interest at various
    rates ranging from 3.9% to 5.2%........................               1,399
                                                             --------  --------
     Total debt............................................    23,723    33,063
   Less: current maturities of long-term debt..............   (11,881)  (16,147)
                                                             --------  --------
     Long-term debt........................................  $ 11,842  $ 16,916
                                                             ========  ========

   The Company issued notes payable to shareholders of $5,000 and $30,439 related to the acquisition of businesses in fiscal 2001 and 2000, respectively.

   Annual maturities of long-term debt subsequent to April 30, 2001 are:
$11,881 in 2002, $11,760 in 2003 and $82 in 2004.

   The Company has outstanding borrowings against the CSV of COLI contracts of $47,925 and $44,928 at April 30, 2001 and 2000, respectively. These borrowings are secured by the CSV, principal payments are not scheduled and interest is payable at least annually, at various variable rates. (See Note 7).

9. Income Taxes

   The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   The provision (benefit) for domestic and foreign income taxes is comprised of the following components:

                                                      Fiscal Year Ended April
                                                                30,
                                                      -------------------------
                                                       2001     2000     1999
                                                      -------  -------  -------
   Current income taxes:
    Federal.......................................... $10,499  $12,419  $ 1,474
    State............................................   3,618    4,583      407
                                                      -------  -------  -------
     Total...........................................  14,117   17,002    1,881
                                                      -------  -------  -------
   Deferred income taxes:
    Federal..........................................  (4,231)  (1,097)  (2,248)
    State............................................      11     (366)    (750)
                                                      -------  -------  -------
     Total...........................................  (4,220)  (1,463)  (2,998)
                                                      -------  -------  -------
   Foreign income taxes..............................  15,429    8,587   10,143
                                                      -------  -------  -------
     Provision for income taxes...................... $25,326  $24,126  $ 9,026
                                                      =======  =======  =======

   The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes were as follows:

                                                       Fiscal Year Ended April
                                                                 30,
                                                       ------------------------
                                                        2001    2000     1999
                                                       ------- ------- --------
   Domestic........................................... $24,840 $36,589 $(80,544)
   Foreign............................................  35,459  21,182   25,704
                                                       ------- ------- --------
     Income (loss) before provision for income taxes
      and minority interest........................... $60,299 $57,771 $(54,840)
                                                       ======= ======= ========

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

   The income tax provision stated as a percentage of pretax income, excluding $76,331 of non-recurring charges in fiscal 1999 that are not tax deductible, was different than the amount computed using the U.S. statutory federal income tax rate for the reasons set forth in the following table:

                                                                Fiscal Year
                                                                Ended April
                                                                    30,
                                                               ----------------
                                                               2001  2000  1999
                                                               ----  ----  ----
   U.S. federal statutory tax rate............................ 35.0% 35.0% 35.0%
   Foreign source dividend income............................. 11.4   9.1  12.7
   Foreign income tax credits utilized........................ (9.8) (7.3) (8.5)
   Income subject to net higher foreign tax rates.............  4.7   2.1   5.3
   COLI CSV decrease (increase), net..........................  1.1  (3.0) (7.0)
   Nondeductible goodwill amortization........................  3.6   1.1   0.4
   Other...................................................... (4.0)  4.8   4.1
                                                               ----  ----  ----
     Effective tax rate....................................... 42.0% 41.8% 42.0%
                                                               ====  ====  ====

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   The significant components of deferred tax assets and liabilities are as follows:

                                                               As of April 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Deferred income tax assets (liabilities):
    Deferred compensation..................................... $15,490  $15,519
    Allowance for doubtful accounts...........................   3,319    3,914
    Other accrued liabilities.................................    (472)    (694)
    Property and equipment....................................   2,101    1,332
    Loss and credit carryforwards.............................   9,217
    Other (foreign)...........................................   4,108    1,533
                                                               -------  -------
     Deferred income tax asset................................ $33,763  $21,604
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

   At April 30, 2001, the Company has net operating tax loss carryforwards in the United States of approximately $4,953 which will expire between 2011 and 2013. The Company also has foreign tax credit carryforwards of $4,264 at April 30, 2001 to offset future tax liabilities in the United States that expire between 2002 and 2005. As of April 30, 2000, the Company had applied a valuation allowance to the foreign tax credit carryforwards. Management determined this valuation allowance was not required at April 30, 2001.

10. Business Segments

   The Company operates in three business segments in the recruitment industry. In retained recruitment, the Company operates in two global business segments, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and candidates' level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president and Futurestep's worldwide operations are managed by a chief executive officer. With the acquisition of JobDirect in fiscal 2001, the Company expanded into the related college recruitment market. JobDirect has operations throughout the United States and is managed by a chief executive officer. For purposes of the geographic information below, Mexico's operating results are included in Latin America.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   A summary of the Company's operations (excluding interest income and other income, and interest expense) by business segment follows:

                                                   Fiscal Year Ended April
                                                             30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
   Revenue:
   Executive recruitment:
     North America............................... $343,095  $271,313  $185,525
     Europe......................................  135,278   112,045   101,515
     Asia/Pacific................................   53,977    48,603    35,024
     Latin America...............................   34,662    30,488    29,673
   Futurestep....................................   82,082    38,294     4,338
   JobDirect.....................................    4,683
                                                  --------  --------  --------
       Total revenue............................. $653,777  $500,743  $356,075
                                                  ========  ========  ========
                                                   Fiscal Year Ended April
                                                             30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
   Operating profit (loss):
   Executive recruitment:
     North America............................... $ 65,080  $ 52,783  $(56,394)
     Europe......................................   19,960    13,034     3,817
     Asia/Pacific................................    6,632     5,174     2,684
     Latin America...............................    8,506     7,692     7,916
   Futurestep....................................  (26,022)  (23,878)  (12,578)
   JobDirect.....................................  (11,249)
                                                  --------  --------  --------
       Total operating profit (loss)............. $ 62,907  $ 54,805  $(54,555)
                                                  ========  ========  ========

   Amortization expense included in operating profit (loss) by business segment in fiscal 2001 and 2000 was: $5,673 and $1,218 in North America, $1,868 and $1,184 in Europe, $560 and $294 in Asia/Pacific, $2,391 and $662 in
Futurestep and $1,671 in JobDirect. In fiscal 1999, amortization expense of $1,169 was related to acquisitions in Europe.

                                                       As of April 30,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
   Identifiable assets:
   Executive recruitment:
     North America(1)............................ $258,408  $285,474  $208,627
     Europe......................................   93,736    91,790    54,910
     Asia/Pacific................................   39,259    33,376    20,209
     Latin America...............................   18,110    18,631    17,104
   Futurestep....................................   53,021    46,723     3,274
   JobDirect.....................................   37,795
                                                  --------  --------  --------
       Total identifiable assets................. $500,329  $475,994  $304,124
                                                  ========  ========  ========

--------
(1) The Corporate office identifiable assets of $99,743, $144,739 and $144,771 in fiscal 2001, 2000 and 1999, respectively, are included in North America.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   Goodwill, net included in identifiable assets by business segment in fiscal 2001 and 2000 was: $58,934 and $51,385 in North America, $19,468 and $21,270
in Europe, $833 and $1,252 in Asia/Pacific, $17,821 and $20,052 in Futurestep and $28,951 in JobDirect. In fiscal 1999, goodwill, net of $628 was included in Europe.

   A summary of Futurestep's revenue and identifiable assets by geographic area follows:

                                                           Fiscal Year Ended
                                                               April 30,
                                                         ----------------------
                                                          2001    2000    1999
                                                         ------- ------- ------
   Revenue:
     North America...................................... $26,507 $20,595 $4,338
     Europe.............................................  45,196  15,445
     Asia/Pacific.......................................  10,379   2,254
                                                         ------- ------- ------
       Total revenue.................................... $82,082 $38,294 $4,338
                                                         ======= ======= ======
                                                            As of April 30,
                                                         ----------------------
                                                          2001    2000    1999
                                                         ------- ------- ------
   Identifiable assets:
     North America...................................... $11,139 $ 9,856 $3,274
     Europe.............................................  37,572  33,548
     Asia/Pacific.......................................   4,310   3,319
                                                         ------- ------- ------
       Total identifiable assets........................ $53,021 $46,723 $3,274
                                                         ======= ======= ======

   The Company's clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company's revenue during fiscal 2001, 2000 or 1999.

11. Acquisitions and Other Investments

   During fiscal 2001, the Company completed two acquisitions: Westgate Group, a leading executive recruitment firm, specializing in financial services in the eastern United States and JobDirect, an on-line recruiting service focused on college graduates and entry-level professionals. The aggregate purchase price of these acquisitions was $47.2 million, consisting of the Company's stock valued at $3.6 million, notes payable of $5.0 million and cash of $38.6 million. These acquisitions were accounted for under the purchase method and resulted in $42.5 million of goodwill. Operating results of these businesses have been included in the consolidated financial statements from their acquisition dates.

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company and these acquisitions for fiscal years 2001 and 2000 as if the acquisitions had occurred as of the beginning of the respective periods, giving effect to these purchases. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had these companies operated as part of the Company for each of the periods presented, nor are they necessarily indicative of the results of future operations.

                                                               Fiscal Year Ended
                                                                   April 30,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
   Revenue.................................................... $655,466 $567,534
   Net income.................................................   29,016   30,078
   Earnings per share.........................................
     Basic....................................................     0.78     0.82
     Diluted..................................................     0.75     0.79

   In fiscal 2001, the Company purchased equity investments in Webhire, Inc. (Webhire) and Jungle Interactive Media, Inc. (Jungle). The Company invested $8.0 million for a 16% equity interest in Webhire, a leading business services and technology solutions provider in the Internet recruitment marketplace. The shares are publicly traded and a temporary decline in the market value of this investment to $2.9 million at April 30, 2001 resulted in a $3.0 million unrealized loss, net of tax, included as a component of other comprehensive income (loss) in shareholders' equity at April 30, 2001. The Company also invested $4.0 million for a 16.8% interest in Jungle, a company providing Internet based information, entertainment, products and services to targeted groups within higher education. The shares are not publicly traded and the investment is reported at cost.

   In connection with certain business acquisitions, the Company has guaranteed minimum annual cash bonuses of $4,463 in fiscal 2002 and $367 in fiscal 2003.

12. Commitments and Contingencies

   The Company leases office premises and certain office equipment under leases expiring at various dates through 2015. Total rental expense for fiscal years 2001, 2000 and 1999 amounted to $25,892, $23,050 and $13,026, respectively. At April 30, 2001, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $165,858 payable as follows: $29,223 in 2002, $24,222 in 2003,
$20,343 in 2004, $17,910 in 2005, $14,957 in 2006 and $59,203 thereafter. As of April 30, 2001, the Company has outstanding standby letters of credit of $6,929 in connection with office leases.

   In connection with a three year contract effective June 1998, for an exclusive alliance with The Wall Street Journal, Futurestep purchased approximately $4.5 million and $3.9 million of advertising in fiscal 2001 and 2000, respectively. The Company is currently operating under a month-to-month extension of this contract while renegotiating a new long-term alliance agreement.

   As of April 30, 2001, the Company has employment agreements with the five highest paid executive officers, with initial terms through April 30, 2002 for four executives and May 1, 2003 for one executive that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $8.3 million and $13.0 million prior to and following a change in control, respectively. In addition, all outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                                April 30, 2001
               (dollars in thousands, except per share amounts)


   The Company has a policy of requiring all its vice presidents to enter into a standard form of employment agreement which provides for an annual base salary and discretionary and incentive bonus payments. In addition, the Company has a severance policy for all of its vice presidents that provides for minimum payments based on length of service. Upon termination without cause, the Company is required to pay the greater of the amount due under the employment contract or the severance policy. The Company also requires its vice presidents to agree in their employment contracts not to compete with the Company both during the term of their employment, and for a period of up to two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Korn/Ferry International:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Korn/Ferry International and Subsidiaries (the "Company") included in this Form 10-K report and have issued our report thereon dated June 11, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II--Korn/Ferry International and Subsidiaries Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Los Angeles, California
June 11, 2001

                                  SCHEDULE II
                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                          Additions
                                    ---------------------
                         Balance at Charged to Charged to            Balance at
                         Beginning  Costs and    Other                 End of
                          of Year    Expenses   Accounts  Deductions    Year
                         ---------- ---------- ---------- ---------- ----------
                                             (in thousands)
Allowance for Doubtful
 Accounts
  Year Ended April 30,
   2001.................  $12,538    $22,951               $22,170    $13,319
  Year Ended April 30,
   2000.................    7,847     11,858                 7,167     12,538
  Year Ended April 30,
   1999.................    5,390      6,128                 3,671      7,847

Reserve for Severance
 and Costs Under
 Corporate Restructuring
 Program
  Year Ended April 30,
   2000.................    1,549                            1,549
  Year Ended April 30,
   1999.................              89,202                87,653      1,549

Reserve for Acquired
 Termination Costs
  Year Ended April 30,
   2001.................    2,520                            2,520
  Year Ended April 30,
   2000.................                         2,520                  2,520