Form 10-K/A
period 2001-04-30
KORN FERRY INTERNATIONAL
filed 2001-08-08
CIK 56679

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                Explanatory Note

   This Form 10-K/A amends the Form 10-K previously filed by the registrant with the Securities and Exchange Commission on July 30, 2001 solely for the purpose of replacing page F-3 to correct the date headings in the columns.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                 April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                          ASSETS
                          ------
Cash and cash equivalents..................................  $ 88,463  $ 86,975
Marketable securities......................................    16,397    59,978
Receivables due from clients, net of allowance for doubtful
 accounts of $13,319 and $12,538...........................    91,513   101,506
Other receivables..........................................    11,299     8,112
Deferred income taxes......................................     8,821     3,814
Prepaid expenses...........................................     9,909     7,453
                                                             --------  --------
   Total current assets....................................   226,402   267,838
                                                             --------  --------
Property and equipment:
 Computer equipment and software...........................    48,715    32,532
 Furniture and fixtures....................................    24,223    18,175
 Leasehold improvements....................................    23,814    15,304
 Automobiles...............................................     1,889     1,793
                                                             --------  --------
                                                               98,641    67,804
Less: Accumulated depreciation and amortization............   (43,652)  (31,992)
                                                             --------  --------
 Property and equipment, net...............................    54,989    35,812
                                                             --------  --------
Cash surrender value of company owned life insurance
 policies, net of loans....................................    54,361    50,632
Marketable securities and other investments................     6,894     1,129
Deferred income taxes......................................    24,942    17,790
Goodwill and other intangibles, net of accumulated
 amortization of $20,872 and $8,709........................   128,066    96,643
Other......................................................     4,675     6,150
                                                             --------  --------
   Total assets............................................  $500,329  $475,994
                                                             ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Notes payable and current maturities of long-term debt.....  $ 11,881  $ 16,147
Accounts payable...........................................    13,360    11,896
Income taxes payable.......................................     2,728       407
Compensation and related taxes.............................   110,702   117,259
Other accrued liabilities..................................    32,523    39,081
                                                             --------  --------
   Total current liabilities...............................   171,194   184,790
Deferred compensation......................................    41,522    37,483
Long-term debt.............................................    11,842    16,916
Other......................................................     2,319     2,361
                                                             --------  --------
   Total liabilities.......................................   226,877   241,550
                                                             --------  --------
Non-controlling shareholders' interest.....................     3,286     3,220
                                                             --------  --------
Shareholders' equity:
 Common stock, $0.01 par value, 150,000 shares authorized,
  38,082 and 37,257 shares issued and 37,516 and
  36,748 shares outstanding................................   296,069   283,277
 Deficit...................................................    (4,602)  (35,615)
 Accumulated other comprehensive loss......................   (16,598)   (7,300)
                                                             --------  --------
   Shareholders' equity....................................   274,869   240,362
 Less: Notes receivable from shareholders..................    (4,703)   (9,138)
                                                             --------  --------
   Total shareholders' equity..............................   270,166   231,224
                                                             --------  --------
   Total liabilities and shareholders' equity..............  $500,329  $475,994
                                                             ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KORN/FERRY INTERNATIONAL

August 8, 2001                               /s/ Elizabeth S.C.S. Murray
                                          By: _________________________________
                                                 Elizabeth S.C.S. Murray
                                           Chief Financial Officer, Treasurer
                                                           and
                                                Executive Vice President