Form 10-Q
period 2001-07-31
KORN FERRY INTERNATIONAL
filed 2001-09-14
CIK 56679

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

               For the quarterly period ended July 31, 2001 or

         (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to ________________

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


                                (310) 556-8553
             (Registrant's telephone number, including area code)
                               __________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)  No   (  )

     The number of shares outstanding of our common stock as of September 12, 2001 was 37,811,860.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents

PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of July 31, 2001
            (unaudited) and April 30, 2001.................................   3

          Unaudited Consolidated Statements of Operations for
            the three months ended July 31, 2001 and July 31, 2000.........   5

          Unaudited Consolidated Statements of Cash Flows for
            the three months ended July 31, 2001 and July 31, 2000.........   6

          Unaudited Notes to Consolidated Financial Statements.............   7

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................  12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......  17

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................  19

SIGNATURE..................................................................  20

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                  -------------------    -------------------
                                                                                          As of                  As of
                                                                                      July 31, 2001          April 30, 2001
                                                                                  -------------------    -------------------
                                                                                       (unaudited)
                                          ASSETS
                                          ------

Cash and cash equivalents                                                         $            63,726    $            88,463
Marketable securities                                                                           3,389                 16,397
Receivables due from clients, net of allowance for doubtful accounts
  of $11,192 and $13,319                                                                       79,691                 91,513
Income tax and other receivables                                                               21,546                 11,299
Deferred income taxes                                                                           5,356                  8,821
Prepaid expenses                                                                               11,168                  9,909
                                                                                  -------------------    -------------------
     Total current assets                                                                     184,876                226,402
                                                                                  -------------------    -------------------

Property and equipment:
  Computer equipment and software                                                              52,612                 48,715
  Furniture and fixtures                                                                       23,602                 24,223
  Leasehold improvements                                                                       25,462                 23,814
  Automobiles                                                                                   1,683                  1,889
                                                                                  -------------------    -------------------
                                                                                              103,359                 98,641
Less - Accumulated depreciation and amortization                                              (47,420)               (43,652)
                                                                                  -------------------    -------------------

     Property and equipment, net                                                               55,939                 54,989
                                                                                  -------------------    -------------------

Cash surrender value of company owned life insurance policies, net of loans                    54,356                 54,361
Marketable securities and other investments                                                     5,736                  6,894
Deferred income taxes                                                                          30,642                 24,942
Goodwill, net of accumulated amortization of $15,406 and $17,718                               85,945                126,006
Intangibles, net of accumulated amortization of $3,261 and $3,154                               1,796                  2,060
Other                                                                                           3,586                  4,675
                                                                                  -------------------    -------------------

     Total assets                                                                 $           422,876    $           500,329
                                                                                  ===================    ===================

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                   (in thousands, except per share amounts)

                                                                                          -----------------  ----------------
                                                                                                As of              As of
                                                                                            July 31, 2001     April 30, 2001
                                                                                          -----------------  ----------------
                                                                                             (unaudited)
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

Notes payable and current maturities of long-term debt                                    $        63,693    $        11,881
Accounts payable                                                                                    8,874             13,360
Income taxes payable                                                                                                   2,728
Compensation and related taxes                                                                     32,150            110,702
Other accrued liabilities                                                                          31,909             32,523
                                                                                          ---------------    ---------------
     Total current liabilities                                                                    136,626            171,194
Deferred compensation                                                                              43,453             41,522
Long-term debt                                                                                      9,140             11,842
Other                                                                                               2,311              2,319
                                                                                          ---------------    ---------------
     Total liabilities                                                                            191,530            226,877
                                                                                          ---------------    ---------------

Non-controlling shareholders' interest                                                              3,822              3,286
                                                                                          ---------------    ---------------

Shareholders' equity
  Common stock: $0.01 par value, 150,000 shares authorized, 38,476 and 38,082 shares
     issued and 37,809 and 37,516 shares outstanding                                              301,904            296,069
  Deficit                                                                                         (51,461)            (4,602)
  Unearned restricted stock compensation                                                           (4,782)
  Accumulated other comprehensive loss                                                            (14,709)           (16,598)
                                                                                          ---------------    ---------------
     Shareholders' equity                                                                         230,952            274,869
  Less:  Notes receivable from shareholders                                                        (3,428)            (4,703)
                                                                                          ---------------    ---------------
     Total shareholders' equity                                                                   227,524            270,166
                                                                                          ---------------    ---------------
     Total liabilities and shareholders' equity                                           $       422,876    $       500,329
                                                                                          ===============    ===============

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                               Three Months Ended July 31,
                                                                       -----------------------------------------
                                                                             2001                   2000
                                                                       ------------------    -------------------
                                                                                       (unaudited)
Revenue                                                                $          114,443    $           173,623

Compensation and benefits                                                          76,389                106,559
General and administrative expenses                                                40,977                 48,524
Asset impairment and restructuring charges                                         49,428
Interest income and other income, net                                                 710                  1,725
Interest expense                                                                    1,551                  1,681
                                                                       ------------------    -------------------
  Income (loss) before income taxes and
     non-controlling shareholders' interest                                       (53,192)                18,584
(Benefit from) provision for income taxes                                          (7,293)                 7,806
Non-controlling shareholders' interest                                                960                    771
                                                                       ------------------    -------------------
  Net income (loss)                                                    $          (46,859)   $            10,007
                                                                       ==================    ===================

Basic earnings (loss) per common share                                 $            (1.25)   $              0.27
                                                                       ==================    ===================

Basic weighted average common shares outstanding                                   37,555                 36,890
                                                                       ==================    ===================

Diluted earnings (loss) per common share                               $            (1.25)   $              0.26
                                                                       ==================    ===================

Diluted weighted average common shares outstanding                                 37,555                 38,285
                                                                       ==================    ===================

 The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                               Three Months Ended July 31,
                                                                                            ------------------------------
                                                                                                2001              2000
                                                                                            -------------     ------------
                                                                                                      (unaudited)
Cash from operating activities:
  Net income (loss)                                                                         $      (46,859)   $     10,007
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                                    3,969           3,230
     Amortization of goodwill                                                                                        2,552
     Amortization of intangible assets                                                                 107              86
     Amortization of note payable discount                                                             139             202
     Loss on disposition of property and equipment                                                      72
     Provision for doubtful accounts                                                                 3,510           4,816
     Cash surrender value (gains) losses and benefit in excess of premiums paid                                       (983)
     Deferred income tax benefit                                                                    (7,844)         (2,349)
     Tax benefit from exercise of stock options                                                        188             829
     Asset impairment charge                                                                        46,445
     Restructuring charge                                                                            1,618
     Restricted stock compensation                                                                     101
  Change in other assets and liabilities, net of acquisitions:
     Deferred compensation                                                                           1,931           2,628
     Receivables                                                                                    11,493         (31,404)
     Prepaid expenses                                                                               (1,259)         (2,671)
     Income taxes                                                                                  (12,691)          1,256
     Accounts payable and accrued liabilities                                                      (85,106)        (50,580)
     Non-controlling shareholders' interest and other, net                                           4,448          (1,593)
                                                                                             -------------    ------------
       Net cash used in operating activities                                                       (79,738)        (63,974)
                                                                                             -------------    ------------

Cash from investing activities:
  Purchase of property and equipment                                                                (4,845)         (4,977)
  Sale of marketable securities                                                                     13,008          61,107
  Business acquisitions, net of cash acquired                                                                      (42,160)
  Premiums on life insurance, net of benefits received                                              (2,483)         (2,706)
                                                                                             -------------    ------------

       Net cash provided by investing activities                                                     5,680          11,264
                                                                                             -------------    ------------

Cash from financing activities:
  Payment of shareholder acquisition notes                                                          (2,926)           (626)
  Borrowings under life insurance policies                                                           2,488             777
  Net borrowings on credit line                                                                     52,000          28,070
  Purchase of common stock and payment of related notes                                               (457)            (86)
  Issuance of common stock and receipts on shareholders' notes                                       2,251           3,449
                                                                                             -------------    ------------

       Net cash provided by financing activities                                                    53,356          31,584
                                                                                             -------------    ------------

Effect of foreign currency exchange rate changes on cash flows                                      (4,035)            816
                                                                                             -------------    ------------

Net decrease in cash and cash equivalents                                                          (24,737)        (20,310)
Cash and cash equivalents at beginning of the period                                                88,463          86,975
                                                                                             -------------    ------------

Cash and cash equivalents at end of the period                                               $      63,726    $     66,665
                                                                                             =============    ============

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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.   Summary of Significant Accounting Policies

  Basis of Presentation

     The consolidated financial statements for the three months ended July 31, 2001 and 2000 include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended April 2001 ("Annual Report") and should be read together with the Annual Report.

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

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In conjunction with these new accounting standards the FASB has issued "Transition Provisions for New Business Combination Accounting Rules ("Provisions") that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. The Company elected to implement SFAS No. 141 and No. 142 in the first quarter of fiscal 2002.

     The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. The Company will complete this impairment analysis in the second fiscal quarter of 2002. Based on the Company's analysis to date, the Company does not expect to record a material cumulative effect of a change in accounting principle related to impairment under SFAS No. 142. The impact on operating results from the implementation of this pronouncement related to the elimination of goodwill amortization of $3,001 for the three months ended July 31, 2001.

     The asset impairment charge recognized in the first fiscal quarter of 2002 is unrelated to the implementation of SFAS No. 142. "See Note 4".

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

2.   Basic and Diluted Earnings (Loss) Per Share

     Basic earnings (loss) per common share ("basic EPS") was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share ("diluted EPS") reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income or loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

                                                                Three months ended July 31,
                                          ----------------------------------------------------------------------
                                                           2001                                 2000
                                          ----------------------------------------------------------------------
                                                          Weighted      Per                   Weighted     Per
                                                          Average      Share                  Average     Share
                                             (Loss)        Shares     Amount       Income      Shares     Amount
                                          -----------   ----------- ----------   ----------  ---------  --------
Basic EPS
Income (loss) available to common
  shareholders                            $ (46,859)      37,555      $ (1.25)     $10,007      36,890    $ 0.27
                                                                      =======                            ======

Effect of dilutive securities
Shareholder common stock
  purchase commitments                                                                             328
Stock options                                                                                    1,067
                                          ---------       ------                   -------    --------

Diluted EPS
Income (loss) available to common
  shareholders plus assumed conversions   $ (46,859)      37,555      $ (1.25)     $10,007      38,285   $ 0.26
                                          =========       ======      =======      =======    ========   ======

     Assumed exercises or conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months ended July 31, 2001 would have been 38,058.

3.   Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

     Due to certain restructuring activities being taken by the Company, as discussed in Note 4, the extended decline in the stock market and other factors, the Company believes that the loss in value related to certain equity securities is no longer temporary in nature and has reclassified the losses to net income
(loss).

     Total comprehensive income (loss) is as follows:

                                                                                          Three months ended July 31,
                                                                                    ---------------------------------------
                                                                                           2001                  2000
                                                                                    -------------------    ----------------
     Net income (loss)                                                              $         (46,859)     $        10,007
     Foreign currency translation adjustment                                                   (1,073)                 816
     Reclassification adjustment for losses realized in net income (loss),
       net of tax benefit of $2,145                                                             2,962
                                                                                    -----------------      ---------------
     Comprehensive income (loss)                                                    $         (44,970)     $        10,823
                                                                                    =================      ===============

     The reclassification adjustment excludes an unrealized holding loss of $1,157, net of a tax benefit of $486, arising in the three months ended July 31, 2001.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

     Accumulated other comprehensive loss is comprised of:

                                                                                              Accumulated
                                                                                                 Other
                                                   Foreign               Loss on             Comprehensive
                                                  Currency            Securities                 Loss
                                                -----------         ---------------        ----------------
       Beginning balance at May 1, 2001         $   (13,636)        $        (2,962)       $       (16,598)
       Activity through July 31, 2001                (1,073)                  2,962                  1,889
                                                -----------         ---------------        ---------------
       Ending balance at July 31, 2001          $   (14,709)        $             -        $       (14,709)
                                                ===========         ===============        ===============


4.   Asset Impairment and Restructuring Charges

     Based on deteriorating economic conditions encountered in the first fiscal quarter of 2002, the Company began developing a series of restructuring initiatives to address the cost structure and to reposition the enterprise to gain market share and take full advantage of any economic uptrend. The immediate goals of these restructuring initiatives are to reduce losses, preserve top employees and maintain high standards of client service.

     In August 2001, the Company announced a series of these business realignment initiatives. The Company estimates that these initiatives will result in a total charge against earnings in fiscal 2002 of approximately $86 million, which will impact both the first and second fiscal quarters. The charge reflects costs associated with a decision to reduce the work force by 20%, or nearly 500 employees; consolidate all back-office functions for JobDirect, Futurestep and Korn/Ferry; and write-down other related assets and goodwill. In addition, certain business units took actions approved by senior management in the first quarter in response to a decline in revenue in the first two months of the quarter.

     During the first quarter of fiscal 2002, operating results include asset impairment and restructuring charges of $46,445 and $2,983, respectively, related to the following business segments:

                                              Asset             Restructuring
                                           Impairment              Charge               Total
                                       -----------------    -------------------    -------------
       Executive recruitment           $          11,230    $             2,819    $      14,049
       Futurestep                                  6,264                    164            6,428
       JobDirect                                  28,951                                  28,951
                                       -----------------    -------------------    -------------
            Total                      $          46,445    $             2,983           49,428
                                       =================    ===================    =============

     The asset impairment charge was primarily related to goodwill and was based on an analysis of future undiscounted cashflows that indicated that these assets were impaired. The charge represents the excess of the carrying value over fair value, based on a discounted cashflow method. In executive recruitment, the asset impairment charge represents goodwill related to the acquisition of the Westgate Group, an executive recruitment firm specializing in financial services in the eastern United States, in July 2000. All of the consultants of the acquired Westgate Group had terminated employment by August 12, 2001. The restructuring charge represents severance payments of $984 for 74 employees in North America, $1,778 for 58 employees in Europe and $57 for four employees in Asia/Pacific, primarily in July 2001.

     The Futurestep asset impairment charge results from the restructuring of operations to streamline the business and represents a realized loss on an investment in a strategic relationship that will not be developed with the integration of Futurestep and executive recruitment support services. Restructuring charges of $164 resulted from severance payments, primarily in July 2001, to 8 employees, in both North America and Europe.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

     JobDirect, an online recruiting service focused on college graduates and entry level professionals, was acquired in July 2000. Although the college market is very large and attractive, this market was severely impacted by the recent economic downturn. The Company views this market favorably; however, given the loss profile and cash requirements at the current level of operations, the Company needed to make choices of resource allocation among the various business operations. As a result, the Company has decided, at this time, to review the various alternatives and pursue a more conservative approach towards the college market, and scaled back the operations of JobDirect reducing the loss profile and cash requirements. Based upon this revised outlook, the projection of undiscounted cashflow indicated that the goodwill for JobDirect was impaired. The asset impairment charge related to JobDirect was $29.0 million.

     The remaining charge of approximately $36.1 million will largely be recognized in the second fiscal quarter and will consist primarily of severance benefits and facilities rationalization. A summary of the planned charge by business segment follows:

                                                                        Restructuring
                                            Asset       ----------------------------------------------
                                          Impairment       Severance      Facilities        Other           Total
                                      ----------------  --------------  --------------  --------------  --------------
      Executive recruitment                               $     14,000     $     6,800                    $     20,800
      Futurestep                        $        1,100           1,300           4,900    $      6,000          13,300
      JobDirect                                                    800             200           1,000           2,000
                                      ----------------  --------------  --------------  --------------  --------------
        Total                           $        1,100    $     16,100     $    11,900    $      7,000    $     36,100
                                      ================  ==============  ==============  ==============  ==============

     The remaining severance and benefits charge is for a current estimate of 183 executive recruitment employees, including 10 Corporate staff, 67 Futurestep employees, primarily in Europe, and 54 JobDirect employees. The facilities restructuring charge relates primarily to lease termination costs for three executive recruitment offices and the remaining five Futurestep offices that will be closed as employees are co-located with executive recruitment. The Futurestep and JobDirect back-office support functions will be combined with Korn/Ferry International as part of the plan to streamline operations.

5.   Business Segments

     The Company operates in three business segments in the recruitment industry. In retained recruitment, the Company operates in two global business segments, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates' level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president and Futurestep's worldwide operations are managed by a chief executive officer. With the acquisition of JobDirect in fiscal 2001, the Company expanded into the related college recruitment market. JobDirect has operations throughout the United States and is managed by a chief executive officer. For purposes of the geographic information below, Mexico's operating results are included in Latin America.

     A summary of the Company's operations (excluding interest income and other income, and interest expense) by business segment follows:

                                                                           Three months ended July 31,
                                                                        ----------------------------------
                                                                               2001               2000
                                                                        ----------------    --------------
Revenue:
 Executive recruitment:
  North America                                                            $      52,463       $    95,976
  Europe                                                                          27,361            33,893
  Asia/Pacific                                                                    11,424            13,182
  Latin America                                                                    7,978             8,836
 Futurestep                                                                       14,337            21,581
 JobDirect                                                                           880               155
                                                                        ----------------    --------------
  Total revenue                                                            $     114,443       $   173,623
                                                                        ================    ==============

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

                                                                            Three months ended July 31,
                                                                          -------------------------------
                                                                               2001              2000
                                                                          -------------     -------------
    Operating profit (loss):
     Executive recruitment:
      North America                                                       $     (11,545)    $      18,536
      Europe                                                                       (607)            4,857
      Asia/Pacific                                                                  371             1,774
      Latin America                                                               1,786             2,247
     Futurestep                                                                 (10,172)           (8,514)
     JobDirect                                                                  (32,184)             (360)
                                                                          -------------     -------------
      Total operating profit (loss)                                       $     (52,351)    $      18,540
                                                                          =============     =============

     Operating profit (loss) in fiscal 2002 includes asset impairment and restructuring charges of: $12,214 in North America, $1,778 in Europe, $57 in Asia/Pacific, $6,428 in Futurestep and $28,951 in JobDirect.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     This Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth and control expenses, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep and JobDirect, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

     The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q.

Overview

     We are the world's preeminent recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep) and other technology based services including services addressing the college recruitment market. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2001 were for board level, chief executive and other senior executive officer positions and our 5,236 clients included nearly half of the Fortune 500 companies. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2001 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

     Based on deteriorating economic conditions, in the quarter ended July 31, 2001, we began developing a series of restructuring initiatives to address our cost structure and to reposition the enterprise to gain market share and take full advantage of any economic uptrend. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service.

     In August 2001, the Company announced a series of these business realignment initiatives designed to reduce expenses in response to the current economic environment and to reposition our company to take advantage of the increase in the demand for recruitment services when the economy improves. We estimate that these initiatives will result in a total charge against earnings in fiscal 2002 of approximately $86 million, which will impact both the first and second fiscal quarters. The charge reflects costs associated with a decision to reduce the workforce by 20%, or nearly 500 employees; consolidate all back-office functions for JobDirect, Futurestep and Korn/Ferry; and write-down other related assets and goodwill.

The following table summarizes the proposed asset impairment and restructuring charge:

                                                                        Restructuring
                                            Asset       ----------------------------------------------
                                          Impairment       Severance      Facilities        Other           Total
                                      ----------------  --------------  --------------  --------------  --------------
      Executive recruitment             $       11,200    $     16,800    $      6,800                    $     34,800
      Futurestep                                 7,400           1,500           4,900    $      6,000          19,800
      JobDirect                                 29,000             800             200           1,000          31,000
                                      ----------------  --------------  --------------  --------------  --------------
        Total                           $       47,600    $     19,100    $     11,900    $      7,000    $     85,600
                                      ================  ==============  ==============  ==============  ==============

     In the first quarter of fiscal 2002, we recognized a charge of $49.4 million comprised of $46.4 million related to asset impairments, primarily goodwill, and $3.0 million related to severance and benefits for employees terminated primarily in July 2001. The largest component of this charge related to our investment in JobDirect, acquired in July 2001. Although the college market is very large and attractive, this market was severely impacted by the recent economic downturn. We view this market favorably, however, given the loss profile and cash requirements at the current level of operations, we needed to make choices of resource allocation among the various business operations. As a result, we decided, at this time, to review the various alternatives and pursue a more conservative approach towards the college market, and scaled back the operations of JobDirect reducing the prospective loss profile and cash requirements. Based upon this revised outlook, the projection of undiscounted cashflow indicated that the goodwill for JobDirect was impaired. The asset impairment charge related to JobDirect was $29.0 million.

     The remaining charge of approximately $36.1 million will primarily impact the second quarter of fiscal 2002. "See Notes to Consolidated Financial Statements".

     At this time, we see no indications of improving trends and anticipate the revenue for the second fiscal quarter of 2002 to be broadly in line with, or slightly less than the first fiscal quarter of 2002, due to additional seasonal effects. In line with our view on the continuing economic uncertainty and the consequent revenue guidance for the second fiscal quarter of 2002, we anticipate losses, before additional restructuring charge, will be broadly in the same magnitude as the first fiscal quarter of 2002 or slightly less.

Results of Operations

     The following table summarizes the results of our operations for the three months ended July 31, 2001 and 2000 as a percentage of revenue:

                                                                      Three months ended July 31,
                                                                   ---------------------------------
                                                                        2001               2000
                                                                   --------------    ---------------
Revenue                                                                   100%             100%
Compensation and benefits                                                  67               61
General and administrative expenses                                        36               28
Asset impairment and restructuring charges                                 43
Operating profit (loss) (1) (2)                                           (46)              11
Net income (loss) (2)                                                     (41)               6

____________

(1) Excluding the asset impairment and restructuring charges in 2001 and, for comparability (under SFAS No.142), goodwill amortization in 2000, operating profit (loss) as a percentage of revenue is 3% and 12%, respectively.
(2) Excluding the asset impairment and restructuring charges in 2001 and, for comparability (under SFAS No.142), goodwill amortization in 2000, net income (loss) as a percentage of revenue is 2% and 7%, respectively.

     The weakness in the global economy this period has resulted in decreases in revenue in all of our business lines and geographic regions compared to the same period last year.

     For the three months ended July 31, 2001, we experienced a decline in executive recruitment revenue and in operating profit, excluding asset impairment and restructuring charges, in all geographic regions compared to the same period last year. The decline is due primarily to the slowdown of the United States economy that contributed to a 45% decline in executive recruitment revenue in North America compared to the same period last year. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

The decline in Futurestep revenue of 34% compared to the same period last year is due primarily to a 60% decline in North America and is also largely due to the slowdown in the United States economy resulting in a decline in both the number of engagements and the average fee per engagement.

                                                                            Three Months Ended July 31,
                                                               ----------------------------------------------------
                                                                          2001                        2000
                                                               ------------------------    ------------------------
                                                                Dollars           %         Dollars           %
                                                               ---------      ---------    ---------      ---------
Revenue
 Executive recruitment:
  North America                                                $  52,463             46%   $  95,976             55%
  Europe                                                          27,361             24       33,893             20
  Asia/Pacific                                                    11,424             10       13,182              8
  Latin America                                                    7,978              7        8,836              5
 Futurestep                                                       14,337             12       21,581             12
 JobDirect                                                           880              1          155
                                                               ---------      ---------    ---------      ---------
    Total revenue                                              $ 114,443            100%   $ 173,623            100%
                                                               =========      =========    =========      =========


                                                                            Three Months Ended July 31,
                                                               ----------------------------------------------------
                                                                          2001                        2000
                                                               ------------------------    ------------------------
                                                                Dollars        Margin       Dollars        Margin
                                                               ---------      ---------    ---------      ---------
Operating profit (loss)
 Executive recruitment:
  North America                                                $ (11,545)         (22.0%)  $  18,536           19.3%
  Europe                                                            (607)          (2.2)       4,857           14.3
  Asia/Pacific                                                       371            3.2        1,774           13.5
  Latin America                                                    1,786           22.4        2,247           25.4
 Futurestep                                                      (10,172)                     (8,514)
 JobDirect                                                       (32,184)                       (360)
                                                               ---------     ----------    ---------      ---------
  Total operating profit (loss)                                $ (52,351)         (45.7%)  $  18,540           10.7%
                                                               =========     ==========    =========      =========

                                                                            Three Months Ended July 31,
                                                               ----------------------------------------------------
                                                                          2001                        2000
                                                               ------------------------    ------------------------
                                                                Dollars        Margin       Dollars        Margin
                                                               ---------      ---------    ---------      ---------
Pro forma operating profit (loss) (excluding asset impairment and restructuring charges (1))
 Executive recruitment:
  North America                                                $     669            1.3%   $  19,936           20.8%
  Europe                                                           1,171            4.3        5,466           16.1
  Asia/Pacific                                                       428            3.7        1,850           14.0
  Latin America                                                    1,786           22.4        2,247           25.4
 Futurestep                                                       (3,744)                     (8,103)
 JobDirect                                                        (3,233)                       (304)
                                                               ---------      ---------    ---------      ---------
  Total operating profit (loss)                                $  (2,923)          (2.6%)  $  21,092           12.1%
                                                               =========      =========    =========      =========

(1) Pro forma operating loss for the three months ended July 31, 2001 excludes asset impairment and restructuring charges of: $12,214 in North America, $1,778 in Europe, $57 in Asia/Pacific, $6,428 in Futurestep and $28,951 in JobDirect. In the three months ended July 31, 2001, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets." For comparability, pro forma operating profit for the three months ended July 31, 2000 excludes goodwill amortization of $1,400 in North America, $609 in Europe, $76 in Asia/Pacific, $411 in Futurestep and $56 in JobDirect.

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended July 31, 2001 Compared to Three Months Ended July 31, 2000

   Revenue. Revenue decreased $59.2 million, or 34%, to $114.4 million for the three months ended July 31, 2001 from $173.6 million for the three months ended July 31, 2000. This decrease in revenue was primarily the result of a decrease in the number of engagements in executive recruitment and a decrease in the number of engagements and the average fee per engagement in Futurestep.

     In North America, revenue decreased $43.5 million, or 45%, to $52.5 million for the three months ended July 31, 2001 from $96.0 million for the comparable period in the prior year. This revenue decline is due mainly to the downturn in the U.S. economy resulting in a decrease in the number of engagements while the average fee per engagement remained constant. The decrease in revenue is reflected in all specialties, with the largest declines in advanced technology and financial services and the smallest percentage decline in healthcare. The average number of consultants was comparable in both periods.

     Revenue in Europe decreased $6.5 million, or 19%, to $27.4 million for the three months ended July 31, 2001 from $33.9 million for the comparable period in the prior year. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue would have decreased approximately 13% compared to the same three month period last year. The decrease in constant dollars is mainly due to a decrease in the number of engagements offset by an increase in the average fee per engagement on a constant dollar basis.

     In Asia/Pacific, revenue decreased $1.8 million, or 13%, to $11.4 million for the three months ended July 31, 2001 from $13.2 million for the three months ended July 31, 2000 primarily due to a decrease in the number of engagements and the negative effects of foreign currency translation into the U.S. dollar.

     The decrease in revenue in Latin America of $0.8 million, or 10%, to $8.0 million for the three months ended July 31, 2001 from $8.8 million for the comparable three month period in fiscal 2000 is due primarily to a decline in volume with the largest reported decline in Brazil offset by strong performance in Mexico. The effect of the decrease in the number of engagements on revenue was partially offset by an increase in the average fee per engagement.

     Futurestep revenue declined $7.2 million to $14.3 million for the three months ended July 31, 2001 from $21.5 million for the three months ended July 31, 2000. The decline is primarily attributable to the economic downturn in North America and is due to a decrease in both the number of engagements and the average fee for this region. International revenue declined $2.5 million or 18% compared to the same period last year and is attributable to a decline in both the number of engagements and the average fee per engagement in Europe and the average fee per engagement in Asia/Pacific.

     JobDirect revenue of $0.9 million for the three months ended July 31, 2001 reflects over 400 corporate clients and approximately 400 college career offices using our service. Compared to the prior year fourth fiscal quarter (sequentially), the number of corporate clients decreased 6%, the number of college career offices decreased 4% and revenue declined $0.5 million. In the current quarter, we recognized an asset impairment charge of $29.0 million representing substantially all of the unamortized goodwill resulting from our acquisition of JobDirect in July 2000. This charge reflects a decrease in our planned level of cash support for this business as well as a decrease in demand for these services due to the current economic environment in North America. We plan to integrate JobDirect and Futurestep where opportunities for ongoing cost savings are identified.

   Compensation and Benefits. Compensation and benefits expense decreased $30.2 million, or 28%, to $76.4 million for the three months ended July 31, 2001 from $106.6 million for the comparable period ended July 31, 2000 due primarily to a decline in executive recruitment bonus expense and a decrease in the number of Futurestep employees. Although bonus expense, excluding Futurestep and JobDirect, declined 77% compared to the prior year, compensation and benefits increased as a percentage of revenue to 64.7% in the most recent three month period from 60.6% in the three months ended July 31, 2000 due primarily to comparable salary and benefits expense in each three month period.

   General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses decreased $7.5 million, or 16%, to $41.0 million for the three months ended July 31, 2001 from $48.5 million for the comparable period ended July 31, 2000. The decrease reflects $2.6 million related to the elimination of amortization expense in the current fiscal quarter based on the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and a decrease of $7.9 million at Futurestep, largely due to a reduction in marketing. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, increased to 31.2% in the first quarter of fiscal 2002 compared to 21.4% in the same three month period in the prior year. This decrease is due primarily to the decrease in revenue while certain costs, such as facilities remained comparable in each period. We expect to see further reductions in general and administrative expenses with the implementation of the restructuring initiatives in the second fiscal quarter of 2002.

   Operating Profit (Loss). The operating loss of $52.4 million in the three months ended July 31, 2001 represents a decrease of $70.9 million from operating profit of $18.5 million in the prior year three month period. Excluding Futurestep and JobDirect losses, goodwill amortization in the prior three month period and the asset impairment and restructuring charge of $49.4 million in fiscal 2002, operating profit decreased $23.4 million. Operating profit as a percentage of revenue, on this same basis, decreased to 4.1% in the current three month period from 19.4% in the prior three month period. This decrease was due to the decline in revenue and the increase in compensation and benefits and general and administrative expenses as a percentage of revenue in the current period.

   Interest Income and Other Income, Net. Interest income and other income, net, includes interest income of $0.9 million and $1.7 million for the three months ended July 31, 2001 and 2000, respectively. The decrease in interest income is due primarily to lower average cash and marketable securities balances compared to the prior year.

   Interest Expense. Interest expense decreased $0.1 million in the three months ended July 31, 2001, to $1.6 million from $1.7 million in the prior year and is primarily related to a decrease in notes due to shareholders offset by an increase in outstanding borrowings under the line of credit.

   Benefit from/Provision for Income Taxes. In the current three month period, the Company's net loss resulted in the benefit from income taxes of $7.3 million compared to the provision for income taxes of $7.8 million in the prior three month period. The effective tax rate was 14% and 42% for July 31, 2001 and 2000, respectively. The difference in the effective tax rates in these periods is due primarily to certain non-deductible asset impairment charges in fiscal 2002.

   Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest increased $0.2 million to $1.0 million in the current three month period compared to $0.8 million in the prior year period.

Liquidity and Capital Resources

     We finance operating expenditures through cash flows from operations and borrowings under a line of credit. To provide additional liquidity, we maintain a $100 million credit facility with Bank of America. The credit facility is a revolving facility that matures on November 2, 2002 and includes a standby letter of credit subfacility. Borrowings under the line of credit bear interest on a sliding scale based on a leverage ratio. We have the option of borrowing using either LIBOR or the higher of the bank's prime lending rate or the Federal Funds rate plus 0.5%. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. We are not in compliance with the fixed charge coverage ratio under our credit agreement with Bank of America. We are working with Bank of America to amend the agreement or obtain a waiver relating to such non-compliance. We believe these discussions will be completed by the end of the second quarter of fiscal 2002. As of July 31, 2001 and July 31, 2000, we borrowed $52.0 million and $28.0 million, respectively, on the line of credit to partially fund bonus payments.

     We maintained cash and cash equivalents of $63.7 million at July 31, 2001 and $88.5 million at July 31, 2000. During the three months ended July 31, 2001 and 2000, cash used in operating activities was $79.7 million and $64.0 million, respectively. The increase in operating cash used in the current three month period is primarily due to the decrease in net income, excluding the asset impairment and restructuring charges in fiscal 2002.

     Cash provided by investing activities was $5.7 million for the current three month period and $11.3 million for the three months ended July 31, 2000. Cash flows used in investing activities included $42.2 million for business acquisitions in the prior year. In addition, net sales of marketable securities were $13.0 million in the current three month period compared to $61.1 million in the prior year. Purchases of property and equipment of $4.8 million and premiums on life insurance of $2.5 million in the current period were comparable to the prior period.

     Cash provided by financing activities was $53.4 million and $31.6 million during the three months ended July 31, 2001 and 2000, respectively. The increase is primarily due to borrowings of $52.0 million under our line of credit compared to $28 million in the prior year. We also borrowed $2.5 million under life insurance policies in the current three month period compared to $0.8 million last year. The increase in borrowings in the current three month period is due to the timing of borrowings. In addition, we made payments of $2.9 million on shareholder acquisition notes in the current three month period compared to $0.6 million in the same period last year. In the current three month period, proceeds from stock options exercised were $1.0 million and receipts on shareholders' notes related to stock were $1.3 million. Last year, proceeds from stock options exercised were $1.9 million and receipts on shareholders' notes related to stock were $1.5 million.

     We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Generally, we borrow against the cash surrender value of the COLI contracts to partially fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S.

income tax purposes. Total outstanding borrowings under life insurance policies were $50.4 million and $45.7 million at July 31, 2001 and 2000, respectively. These borrowings, which are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

     We believe that cash on hand, investments in marketable securities, funds from operations and available borrowings under our credit facility will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future.

Euro Conversion

     As of January 1, 1999, several member countries of the European Union established fixed conversion rates among their existing local currencies, and adopted the Euro as their new common legal currency. The Euro trades on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period which expires January 1, 2002.

     Between January 1, 2002 and February 28, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available. During the transition period, cashless payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency.

     We have assessed our information technology systems and are satisfied that they allow for the recording of transactions in both the legacy currencies and the Euro and accommodate the elimination of the legacy currencies.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In conjunction with these new accounting standards the FASB has issued "Transition Provisions for New Business Combination Accounting Rules ("Provisions") that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. We have elected to implement SFAS No. 141 and 142 in the first quarter of fiscal 2002.

     The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. We will complete our impairment analysis in the second fiscal quarter of 2002. Based on our analysis to date, we do not expect to record a material cumulative effect of a change in accounting principles related to impairment under SFAS No. 142. The impact on operating results from the implementation of this pronouncement related to the elimination of goodwill amortization of $3,001 for the three months ended July 31, 2001.

     The asset impairment charge recognized in the first fiscal quarter of 2002 is unrelated to the implementation of SFAS No. 142. "See Notes to Financial Statements."

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting of asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Market Risk

     As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations, fluctuations in interest rates and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we trade in derivative financial instruments.

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

     Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. During the three months ended July 31, 2001, we recognized foreign currency losses, after income taxes, of $0.2 million and during the three months ended July 31, 2000, we recognized foreign currency gains after income taxes, of $0.1 million, primarily related to our Europe and Asia/Pacific operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

   Interest Rate Risk. We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of July 31, 2001, we had outstanding borrowings of $52.0 million on our revolving line of credit bearing interest at LIBOR plus 1.25%, $50.4 million of borrowings against the cash surrender value of COLI contracts bearing interest at primarily variable rates payable at least annually and $20.8 million of notes payable, of which $20.3 million is due to shareholders resulting from business acquisitions in fiscal 2000 and 2001, at rates ranging from 5.5% to 7.0%, of which $8.5 million matures in 2002 and $11.8 million matures in 2003. We have investments in interest bearing securities at market rates with original maturities ranging from August 13, 2001 through March 14, 2002 and an average maturity period of less than six months.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


   (a)    Exhibits

          Exhibit
          Number              Description of Exhibit
          ------              ----------------------

          10.1 Employment Agreement between the Company and Windle B. Priem, dated June 30, 2001.



   (b)    Reports on Form 8-K

          None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KORN/FERRY INTERNATIONAL

Date: September 14, 2001      By:  /s/ Elizabeth S.C.S. Murray
                                   ---------------------------

                                   Elizabeth S.C.S. Murray
                                   Chief Financial Officer, Treasurer and
                                   Executive Vice President

                                 EXHIBIT INDEX

     Exhibit
     Number                   Description of Exhibit
     ------                   ----------------------


     10.1           Employment Agreement between the Company and Windle B.
                    Priem, dated June 30, 2001.

     __________________