Form 10-Q
period 2001-10-31
KORN FERRY INTERNATIONAL
filed 2001-12-17
CIK 56679

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

         For the quarterly period ended October 31, 2001 or

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


                                (310) 556-8553
              (Registrant's telephone number, including area code)
                               ________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  (X)  No   ( )

   The number of shares outstanding of our common stock as of December 14, 2001 was 37,786,860.

================================================================================

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                               Table of Contents

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of October 31, 2001 (unaudited) and
          April 30, 2001......................................................      3

         Unaudited Consolidated Statements of Operations for the three months
          and six months ended October 31, 2001 and October 31, 2000..........      5

         Unaudited Consolidated Statements of Cash Flows for the six months
          ended October 31, 2001 and October 31, 2000.........................      6

         Unaudited Notes to Consolidated Financial Statements.................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................     13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........     21

PART II. OTHER INFORMATION

Item 3   Defaults Upon Senior Securities......................................     23

Item 4.  Submission of Matters to a Vote of Security Holders..................     23

Item 6.  Exhibits and Reports on Form 8-K.....................................     24

SIGNATURE.....................................................................     25

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           As of                 As of
                                                                                     October 31, 2001       April 30, 2001
                                                                                     ----------------       --------------
                                                                                        (unaudited)
                                          ASSETS
                                          ------
Cash and cash equivalents                                                                 $ 55,944             $ 88,463
Marketable securities                                                                          545               16,397
Receivables due from clients, net of allowance for doubtful accounts of
 $10,964 and $13,319                                                                        73,338               91,513
Income tax and other receivables                                                            30,840               11,299
Deferred income taxes                                                                        6,069                8,821
Prepaid expenses                                                                            11,402                9,909
                                                                                          --------             --------
     Total current assets                                                                  178,138              226,402
                                                                                          --------             --------
Property and equipment:
  Computer equipment and software                                                           50,136               48,715
  Furniture and fixtures                                                                    22,236               24,223
  Leasehold improvements                                                                    23,937               23,814
  Automobiles                                                                                1,467                1,889
                                                                                          --------             --------
                                                                                            97,776               98,641

Less - Accumulated depreciation and amortization                                           (50,139)             (43,652)
                                                                                          --------             --------

     Property and equipment, net                                                            47,637               54,989
                                                                                          --------             --------

Cash surrender value of company owned life insurance policies, net of loans                 54,247               54,361
Marketable securities and other investments                                                  5,294                6,894
Deferred income taxes                                                                       28,607               24,942
Goodwill, net of accumulated amortization of $15,101 and $17,718                            83,967              126,006
Intangibles, net of accumulated amortization of $3,615 and $3,154                            1,257                2,060
Other                                                                                        4,341                4,675
                                                                                          --------             --------

     Total assets                                                                         $403,488             $500,329
                                                                                          ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS - (Continued)
                    (in thousands, except per share amounts)

                                                                                                  As of                 As of
                                                                                            October 31, 2001       April 30, 2001
                                                                                            ----------------       --------------
                                                                                               (unaudited)
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Notes payable and current maturities of long-term debt                                           $ 59,278             $ 11,881
Accounts payable                                                                                    7,126               13,360
Income taxes payable                                                                                  945                2,728
Compensation and related taxes                                                                     29,238              110,702
Other accrued liabilities                                                                          49,691               32,523
                                                                                                 --------             --------
     Total current liabilities                                                                    146,278              171,194
Deferred compensation                                                                              44,873               41,522
Long-term debt                                                                                      8,891               11,842
Other                                                                                               2,150                2,319
                                                                                                 --------             --------
     Total liabilities                                                                            202,192              226,877
                                                                                                 --------             --------

Non-controlling shareholders' interest                                                              4,503                3,286
                                                                                                 --------             --------
Shareholders' equity
  Common stock: $0.01 par value, 150,000 shares authorized, 38,481 and 38,082 shares
     issued and 37,787 and 37,516 shares outstanding                                              301,537              296,069
  Deficit                                                                                         (82,328)              (4,602)
  Unearned restricted stock compensation                                                           (4,113)
  Accumulated other comprehensive loss                                                            (15,244)             (16,598)
                                                                                                 ========             ========
     Shareholders' equity                                                                         199,852              274,869
  Less:  Notes receivable from shareholders                                                        (3,059)              (4,703)
                                                                                                 ========             ========
     Total shareholders' equity                                                                   196,793              270,166
                                                                                                 ========             ========
     Total liabilities and shareholders' equity                                                  $403,488             $500,329
                                                                                                 ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Three Months Ended October 31,       Six Months Ended October 31,
                                                           ------------------------------       ----------------------------
                                                                2001               2000             2001              2000
                                                           ------------------------------       ----------------------------
                                                                    (unaudited)                         (unaudited)
Revenue                                                       $108,949           $173,621         $223,392          $347,244

Compensation and benefits                                       72,514            102,780          148,902           209,339
General and administrative expenses                             36,260             57,253           77,238           105,777
Asset impairment and restructuring charges                      34,839                              84,267
Interest income and other income, net                              657                592            1,367             2,317
Interest expense                                                 2,163              2,094            3,714             3,775
                                                              --------           --------         --------          --------
  Income (loss) before provision for income taxes and
     non-controlling shareholders' interest                    (36,170)            12,086          (89,362)           30,670
(Benefit from) provision for income taxes                       (6,253)             4,879          (13,546)           12,685
Non-controlling shareholders' interest                             950              1,099            1,910             1,870
                                                              --------           --------         --------          --------
  Net income (loss)                                           $(30,867)          $  6,108         $(77,726)         $ 16,115
                                                              ========           ========         ========          ========

Basic earnings (loss) per common share                        $  (0.82)           $  0.16         $  (2.07)         $   0.43
                                                              ========           ========         ========          ========

Basic weighted average common shares outstanding                37,519             37,271           37,539            37,081
                                                              ========           ========         ========          ========

Diluted earnings (loss) per common share                      $  (0.82)          $   0.16         $  (2.07)         $   0.42
                                                              ========           ========         ========          ========

Diluted weighted average common shares outstanding              37,519             39,146           37,539            38,656
                                                              ========           ========         ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                Six Months Ended October 31,
                                                                                                ----------------------------
                                                                                                    2001             2000
                                                                                                -----------        ---------
                                                                                                        (unaudited)
Cash from operating activities:
  Net income (loss)                                                                                $(77,726)        $ 16,115
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                                     8,563            6,881
     Amortization of goodwill                                                                                          5,639
     Amortization of intangible assets                                                                  461              215
     Amortization of note payable discount                                                              247              360
     Loss on disposition of property and equipment                                                      127              534
     Provision for doubtful accounts                                                                  7,636           10,138
     Cash surrender value (gains) losses and benefits in excess of premiums paid                        125           (2,473)
     Deferred income tax benefit                                                                     (5,809)          (5,468)
     Tax benefit from exercise of stock options                                                         188            2,597
     Asset impairment charge, including $250 in accrued liabilities                                  53,979
     Restructuring charge, including $19,013 in accrued liabilities                                  20,776
     Restricted stock compensation                                                                      371
  Change in other assets and liabilities, net of acquisitions:
     Deferred compensation                                                                            3,351            3,011
     Receivables                                                                                     (9,032)         (35,542)
     Prepaid expenses                                                                                (1,542)          (3,198)
     Income taxes                                                                                       969             (854)
     Accounts payable and accrued liabilities                                                       (89,377)         (30,175)
     Non-controlling shareholders' interest and other, net                                            1,433            1,468
                                                                                                   --------         --------

       Net cash used in operating activities                                                        (85,260)         (30,752)
                                                                                                   --------         --------

Cash from investing activities:
  Purchase of property and equipment                                                                 (7,450)         (12,803)
  Purchases of marketable securities                                                                                  (8,000)
  Sale of marketable securities                                                                      15,852           61,107
  Business acquisitions, net of cash acquired                                                          (513)         (44,257)
  Premiums on life insurance, net of benefits received                                               (2,591)          (3,365)
  Purchase of investments                                                                                             (2,570)
                                                                                                   --------         --------
       Net cash provided by (used in) investing activities                                            5,298           (9,888)
                                                                                                   --------         --------

Cash from financing activities:
  Net borrowings on credit line                                                                      48,000           15,000
  Payment of shareholder acquisition notes                                                           (3,650)            (806)
  Borrowings under life insurance policies                                                            2,580              395
  Purchase of common stock and payment on related notes                                                (531)            (291)
  Issuance of common stock and receipts on shareholders' notes                                        2,652            7,721
                                                                                                   --------         --------

       Net cash provided by financing activities                                                     49,051           22,019
                                                                                                   --------         --------

Effect of exchange rate changes on cash flows                                                        (1,608)          (1,530)
                                                                                                   --------         --------

Net decrease in cash and cash equivalents                                                           (32,519)         (20,151)
Cash and cash equivalents at beginning of the period                                                 88,463           86,975
                                                                                                   --------         --------

Cash and cash equivalents at end of the period                                                     $ 55,944         $ 66,824
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

                   KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                   (in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

   Basis of Presentation

      The consolidated financial statements for the three months and six months ended October 31, 2001 and 2000 include the accounts of Korn/Ferry International ("KFY"), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the "Company") and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended April 2001 ("Annual Report") and should be read together with the Annual Report.

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

      The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. The Company completed this impairment analysis in the second fiscal quarter of 2002. The fair value exceeded the book value of each reporting unit or component and accordingly, there was no impairment charge. The impact on operating results from the implementation of this pronouncement related to the elimination of goodwill amortization of $2,981 and $5,982 for the three months and six months ended October 31, 2001, respectively.

      The asset impairment charges recognized in the first and second fiscal quarters of 2002 are unrelated to the implementation of SFAS No. 142. "See Note 4".

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

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes a number of rules which govern accounting for the impairment of long-lived assets, eliminates inconsistencies from having two accounting models for long-lived assets to be disposed of by sale and expands the definition of a discontinued operation to a component of an entity for which identifiable cash flows exist. The statement is effective for fiscal years beginning after December 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

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


                                                                  Three months ended October 31,
                                        --------------------------------------------------------------------------------
                                                             2001                                     2000
                                        -----------------------------------------   ------------------------------------
                                                           Weighted        Per                      Weighted       Per
                                                            Average       Share                     Average       Share
                                            (Loss)          Shares       Amount        Income        Shares       Amount
                                        -------------   -------------   ---------   ------------  ------------   -------
Basic EPS
Income (loss) available to common
  shareholders                              $(30,867)        37,519     $    (0.82)   $    6,108        37,271   $     0.16
                                                                        ==========                               ==========

Effect of dilutive securities
Shareholder common stock
  purchase commitments                                                                                     267
Stock options                                                                                            1,608
                                            --------       --------                   ----------      --------

Diluted EPS
Income (loss) available to common
 shareholders plus assumed conversions      $(30,867)        37,519     $    (0.82)   $    6,108        39,146   $     0.16
                                            ========       ========     ==========    ==========      ========   ==========


                                                                    Six months ended October 31,
                                           ---------------------------------------------------------------------------------
                                                             2001                                     2000
                                           ----------------------------------------  ---------------------------------------
                                                           Weighted        Per                       Weighted       Per
                                                           Average        Share                      Average       Share
                                             (Loss)         Shares        Amount        Income        Shares       Amount
                                           ----------      --------      -------       --------      --------      ------
Basic EPS
Income (loss) available to common
  shareholders                              $(77,726)        37,539       $(2.07)       $16,115        37,081       $0.43
                                                                          ======                                    =====

Effect of dilutive securities
Shareholder common stock
  purchase commitments                                                                                    297
Stock options                                                                                           1,278
                                            --------        -------                     -------       -------

Diluted EPS
Income (loss) available to common
 shareholders plus assumed conversions      $(77,726)        37,539       $(2.07)       $16,115        38,656       $0.42
                                            ========        =======       ======        =======       =======       =====

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

     Assumed exercises or conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period. They have been excluded because their inclusion would reduce the loss per share or be antidilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and six months ended October 31, 2001 would have been 37,650 and 37,743, respectively.

3.   Comprehensive income (loss)

     Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders' equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

     Total comprehensive income (loss) is as follows:

                                                        Three months ended October 31,        Six months ended October 31,
                                                        ------------------------------        ----------------------------
                                                             2001              2000               2001             2000
                                                        ------------        ----------        ----------         ---------
Net income (loss)                                       $    (30,867)          $ 6,108          $(77,726)          $16,115
Foreign currency translation adjustment                         (535)           (4,548)           (1,608)           (3,732)
Unrealized loss on investment, net of tax benefit of                            (1,431)                             (1,431)
 $1,037
Reclassification adjustment for losses realized in net
     income (loss), net of tax benefit of $2,145                                                   2,962
                                                        ------------        ----------        ----------         ---------
Comprehensive income (loss)                             $    (31,402)          $   129          $(76,372)          $10,952
                                                        ============        ==========        ==========         =========

     Accumulated other comprehensive loss is comprised of:

                                                                                                Accumulated
                                                                                                   Other
                                                           Foreign            Loss on          Comprehensive
                                                          Currency          Securities              Loss
                                                        ------------      --------------     -----------------
Beginning balance at May 1, 2001                            $(13,636)            $(2,962)             $(16,598)
Activity through October 31, 2001                             (1,608)              2,962                 1,354
                                                            --------             -------              --------
Ending balance at October 31, 2001                          $(15,244)            $   -                $(15,244)
                                                            ========             =======              ========

     Due to certain restructuring activities taken by the Company, as discussed in Note 4, the extended decline in the stock market and other factors, the Company believes that the loss in value related to certain equity securities is no longer temporary in nature and reclassified the loss to net income (loss) in the three months ended July 31, 2001. The reclassification adjustment excluded an unrealized holding loss of $1,157, net of a tax benefit of $486, arising in the three months ended July 31, 2001. In the three months ended October 31, 2001, the Company recognized an unrealized holding loss related to this investment of $257, included in other income.

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

     In August 2001, the Company announced a series of these business realignment initiatives. The Company estimated that these initiatives would result in a total charge against earnings in fiscal 2002 of approximately $86 million, which would impact both the first and second fiscal quarters. The Company finalized these realignment initiatives during the three months ended October 31, 2001 and recognized a total charge of $84.3 million. The charge reflects costs associated with a decision to reduce the work force by nearly 25%, or over 600 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; discontinue the operations of JobDirect and write-down other related assets and goodwill. Restructuring activities occurred primarily in the second quarter, however, certain

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

business units took actions approved by senior management in the first quarter in response to a decline in revenue in the first two months of that quarter.

     Operating results include asset impairment and restructuring charges related to the following business segments:


                                                    Three Months ended October 31, 2001
                                  ----------------------------------------------------------------------
                                        Asset Impairment             Restructuring
                                  --------------------------    ------------------------     -----------
                                   Goodwill         Other        Severance    Facilities        Total
                                  ----------     -----------    -----------   ----------     -----------
Executive recruitment
  North America                      $ 2,745         $   711        $ 7,789      $ 5,490         $16,735
  Europe                                                              1,710          865           2,575
  Asia/Pacific                                            15          1,704           70           1,789
Futurestep                                             2,694          1,517        6,144          10,355
JobDirect                                              1,369            843        1,173           3,385
                                     -------         -------        -------      -------         -------
  Total                              $ 2,745         $ 4,789        $13,563      $13,742         $34,839
                                     =======         =======        =======      =======         =======
                                                       Six Months ended October 31, 2001
                                  ----------------------------------------------------------------------
                                        Asset Impairment             Restructuring
                                  --------------------------    ------------------------     -----------
                                   Goodwill         Other        Severance    Facilities        Total
                                  ----------     -----------    -----------   ----------     -----------
Executive recruitment
 North America                       $13,975         $   711        $ 8,773      $ 5,490         $28,949
 Europe                                                               3,488          865           4,353
 Asia/Pacific                                             15          1,761           70           1,846
Futurestep                                             8,958          1,681        6,144          16,783
JobDirect                             28,951           1,369            843        1,173          32,336
                                     -------         -------        -------      -------         -------
  Total                              $42,926         $11,053        $16,546      $13,742         $84,267
                                     =======         =======        =======      =======         =======

     The asset impairment charge related to goodwill was based on an analysis of future undiscounted cashflows that indicated that goodwill was impaired. The charge represents the excess of the carrying value over fair value, based on a discounted cashflow method. The other asset impairment charge is primarily related to property and equipment and other investments. The facilities restructuring charge reflects lease costs net of estimated sublease income and includes the write-off of related leasehold improvements.

     In executive recruitment, the impaired goodwill related to the acquisition in July 2000 of the Westgate Group, an executive recruitment firm specializing in financial services in the eastern United States, and Webb Johnson, a New York subsidiary of Pratzer and Partners in Toronto, acquired in April 2000. All of the consultants of the acquired Westgate Group had terminated employment by August 2001 and the impairment charge of $11,230 was recognized in the three months ended July 31, 2001. The former shareholders of Webb Johnson re-acquired the shares of this entity in November 2001 and the impairment charge of $2,745 was recognized in the three months ended October 31, 2001. The other asset impairment charge of $726 resulted from the write-down of furniture, fixtures and equipment to be disposed of as part of the restructuring to fair value less cost to sell. The restructuring charge for executive recruitment severance of $11,203 and $14,022 recognized in the three months and six months ended October 31, 2001, respectively, includes 147 and 221 employees in North America, 167 and 225 employees in Europe, and 37 and 41 employees in Asia/Pacific. The facilities restructuring charge in executive recruitment recognized in the three months ended October 31, 2001 of $6,425 relates primarily to lease termination costs, net of estimated sublease income, for excess space in ten executive recruitment offices due to the reduction in workforce. The charge also includes $330 related to unamortized leasehold improvements.

     The Futurestep asset impairment and restructuring charges result from the restructuring of operations to streamline the business. The asset impairment charge includes a recognized loss of $6,264 in the three months ended July 31, 2001 on an investment in a strategic relationship that will not be developed with the integration of Futurestep and executive recruitment support services (see Note 3). The asset impairment charge in the three months ended

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

October 31, 2001 of $2,694 includes $801 for the write-down of excess furniture, fixtures and equipment to fair value less cost to sell and the write-off of capitalized software costs of $1,893 due to the integration of Futurestep and Korn/Ferry information technology support services. The Futurestep restructuring charges of $1,517 and $1,681 for severance in the three months and six months ended October 31, 2001, respectively, are for 76 employees severed in the current three month period and eight employees severed in the three months ended July 31, 2001. The facilities restructuring charge of $6,144 recognized in the three months ended October 31, 2001 relates to five Futurestep offices that were closed as employees were co-located with executive recruitment in North America. The charge also includes $1,622 related to the write-off of unamortized leasehold improvements.

     JobDirect, an online recruiting service focused on college graduates and entry level professionals, was acquired in July 2000. Although the college market is very large and attractive, this market was severely impacted by the recent economic downturn. The Company views this market favorably; however, given the loss profile and cash requirements at the current level of operations, the Company needed to make choices of resource allocation among the various business operations. As a result, the Company decided to pursue a more conservative approach towards the college market in August 2001 and scaled back the operations of JobDirect to reduce the loss profile and cash requirements. Based upon this revised outlook, the projection of undiscounted cashflow indicated that the goodwill for JobDirect was impaired. The asset impairment charge related to JobDirect goodwill of $28,951 was recorded in the three months ended July 31, 2001. In the three months ended October 31, 2001, the Company decided to exit the college market and completely discontinue the operations of JobDirect. As a result, the Company recognized an other asset impairment charge of $1,369, primarily comprised of the write-down of furniture, fixtures and equipment at facilities that will be or have been closed to fair value less cost to sell. The Company also recognized a restructuring charge comprised of severance of $843 for 70 employees and $1,173, including the write-off of leasehold improvements of $61, for lease termination costs in excess of estimated sublease income for its three offices.

     Included in accrued liabilities is $7,776 of severance restructuring costs and $11,237 of facilities restructuring costs. The severance accrual includes amounts paid monthly and lump sum amounts that have not been paid. These liabilities are expected to be paid in full by October 31, 2002. The accrued liability for facilities costs relates to lease payments, net of sublease income, that will be paid over the next two to ten years.

5.   Business segments

     The Company operates in three business segments in the recruitment industry. In retained recruitment, the Company operates in two global business segments, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates' level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president. Futurestep's worldwide operations are managed by an operating group comprised of a president of operations for North America and Asia and a president of operations for Europe. The regional presidents and this operating group report directly to the Chief Executive Officer of the Company. With the acquisition of JobDirect in fiscal 2001, the Company expanded into the related college recruitment market. The Company will exit this business segment by December 31, 2001 (See Note 4). For purposes of the geographic information below, Mexico's operating results are included in Latin America.

                  KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (in thousands, except per share amounts)

     A summary of the Company's operations (excluding interest income and other income, and interest expense) by business segment follows:

                                                       Three months ended October 31,      Six months ended October 31,
                                                       ------------------------------      ----------------------------
                                                           2001              2000             2001             2000
                                                       -----------       ------------      ----------       -----------
Revenue:
Executive recruitment:
  North America                                           $ 53,275           $ 93,474         $105,738         $189,450
  Europe                                                    25,571             34,409           52,932           68,302
  Asia/Pacific                                               9,891             13,468           21,315           26,650
  Latin America                                              7,379              9,501           15,357           18,337
 Futurestep                                                 12,310             21,100           26,647           42,681
 JobDirect                                                     523              1,669            1,403            1,824
                                                       -----------        -----------       ----------       -----------
  Total revenue                                           $108,949           $173,621         $223,392         $347,244
                                                       ===========        ===========       ==========       ===========

                                                       Three months ended October 31,      Six months ended October 31,
                                                       ------------------------------      ----------------------------
                                                           2001              2000             2001             2000
                                                       -----------       ------------      ----------       -----------
Operating profit (loss) before asset impairment and
     restructuring charges
 Executive recruitment:
  North America                                           $  7,871           $ 18,239        $  8,540          $ 36,775
  Europe                                                    (2,779)             4,992          (1,608)            9,849
  Asia/Pacific                                                (694)             1,810            (266)            3,584
  Latin America                                              1,551              2,618           3,337             4,865
 Futurestep                                                 (4,055)           (10,033)         (7,799)          (18,547)
 JobDirect                                                  (1,719)            (4,038)         (4,952)           (4,398)
                                                          --------           --------        --------          --------
  Subtotal operating profit (loss) before asset
     impairment and restructuring charges                 $    175           $ 13,588        $ (2,748)         $ 32,128

Asset impairment and restructuring charge (Note 4)          34,839                             84,267
                                                          --------           --------        --------          --------
  Total operating profit (loss)                           $(34,664)          $ 13,588        $(87,015)         $ 32,128
                                                          ========           ========        ========          ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

    This Form 10-Q may contain statements that we believe are, or may be considered to be, "forward-looking" statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as "believe", "expect", "anticipate", "intend", "plan", "foresee", "may", "will", "estimates", "potential", "continue" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, ability to renegotiate our debt agreement with Bank of America, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, implementation of an acquisition strategy, integration of acquired businesses, risks related to the development and growth of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

    The following presentation of management's discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q.


Overview

    We are the world's preeminent recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep) and other related services including management assessment. Our clients are many of the world's largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2001 were for board level, chief executive and other senior executive officer positions and our 5,236 clients included nearly half of the Fortune 500 companies. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2001 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

    Based on deteriorating economic conditions, in the quarter ended July 31, 2001, we began developing a series of restructuring initiatives to address our cost structure and to reposition the enterprise to gain market share and take full advantage of the eventual economic recovery. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service.

    In August 2001, we announced a series of these business realignment initiatives designed to reduce expenses in response to the current economic environment and to reposition our company to take advantage of the increase in the demand for recruitment services when the economy improves. These initiatives resulted in a total charge against earnings in the first six months of fiscal 2002 of approximately $84 million. The charge reflects costs associated with a decision to reduce the workforce by approximately 25%, or over 600 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; exit the college recruitment market and write-down related assets and goodwill.

    The following table summarizes the asset impairment and restructuring charge:

                                                     Three Months ended October 31, 2001
                           --------------------------------------------------------------------------------------
                                  Asset Impairment                       Restructuring
                           ------------------------------         ----------------------------         ----------
                            Goodwill             Other            Severance         Facilities           Total
                           ---------           ----------         ----------        ----------         ----------
Executive recruitment      $   2,745            $     726         $   11,203        $    6,425         $   21,099
Futurestep                                          2,694              1,517             6,144             10,355
JobDirect                                           1,369                843             1,173              3,385
                           ---------           ----------         ----------        ----------         ----------
  Total                    $   2,745            $   4,789         $   13,563        $   13,742         $   34,839
                           =========            =========         ==========        ==========         ==========

                                                  Six Months ended October 31, 2001
                           --------------------------------------------------------------------------------------
                                  Asset Impairment                       Restructuring
                           ------------------------------         ----------------------------         ----------
                            Goodwill             Other            Severance         Facilities           Total
                           ---------           ----------         ----------        ----------         ----------
Executive recruitment      $  13,975            $     726         $   14,022        $    6,425         $   35,148
Futurestep                                          8,958              1,681             6,144             16,783
JobDirect                     28,951                1,369                843             1,173             32,336
                           ---------            ---------         ----------        ----------         ----------
  Total                    $  42,926            $  11,053         $   16,546        $   13,742         $   84,267
                           =========            =========         ==========        ==========         ==========

    See "Note 4 to Consolidated Financial Statements" for a complete description of the components of this charge.

    In the first quarter of fiscal 2002, we recognized a charge of $49.4 million comprised of $46.4 million related to asset impairments, primarily goodwill, and $3.0 million related to severance and benefits for 144 employees terminated primarily in July 2001.

    In the second quarter of fiscal 2002, we recognized a charge of $34.8 million comprised of $7.5 million related to asset impairments, primarily impairment of property and equipment at downsized or closed offices; $13.6 million related to severance and benefits for 497 employees notified of termination or terminated in the second quarter; and $13.7 million related to facilities rationalization, primarily lease costs, net of sublease income and impairment of related leasehold improvements.

    The largest component of this $84.3 million charge is related to our investment in JobDirect, acquired in July 2000. Although the college market is very large and attractive, this market was severely impacted by the recent economic downturn. Given the loss profile and cash requirements at the current level of operations, we needed to make choices of resource allocation among the various business operations. As a result, in August 2001, we decided to pursue a more conservative approach towards the college market and scale back the operations of JobDirect to reduce its prospective loss profile and cash requirements. Based upon this revised outlook, the projection of undiscounted cashflow indicated that the goodwill for JobDirect was impaired. The asset impairment charge related to JobDirect goodwill of $29.0 million was recorded in the three months ended July 31, 2001. In October 2001, we decided to exit the college recruitment market and recognized an asset impairment and restructuring charge of $3.4 million comprised of severance costs for 70 employees; lease termination costs, net of estimated sublease income; and the write-down of related property and equipment to fair value less cost to sell.

    At this time, we see no indications of improving trends and anticipate the revenue for the third fiscal quarter of 2002 to be less than the second fiscal quarter of 2002, due to additional seasonal effects and continued weakness in the economy worldwide. In line with our view on the continuing economic uncertainty and the consequent revenue guidance for the third fiscal quarter of 2002, we anticipate a loss per share of $0.10 to $0.15 for the three months ended January 31, 2002.

Results of Operations

    The following table summarizes the results of our operations for the three months and six months ended October 31, 2001 and 2000 as a percentage of revenue:

                                            Three months ended October 31,        Six months ended October 31,
                                            ------------------------------        ----------------------------
                                                 2001             2000               2001             2000
                                            --------------     -----------        -----------     ------------
Revenue                                           100%              100%               100%            100%
Compensation and benefits (1)                      67                59                 67              60
General and administrative expenses                33                33                 35              30
Asset impairment and restructuring charges         32                                   38
Operating profit (loss) (2)                       (32)                8                (39)              9
Net income (loss) (3)                             (28)                4                (35)              5

----------
(1) Includes a credit of $4.2 million and $3.4 million in the three months and six months ended October 31, 2001, respectively, resulting from the reversal of substantially all of our contribution to the 401(k) plan that will not be paid.
(2) Excluding the asset impairment and restructuring charges in fiscal 2002 and, for comparability (under SFAS No. 142), goodwill amortization in fiscal 2001, operating profit (loss) as a percentage of revenue is breakeven and 10% for the three month periods ending October 31, 2001 and 2000, respectively, and (1%) and 11% for the six month periods ending October 31, 2001 and 2000, respectively.
(3) Excluding the asset impairment and restructuring charges in fiscal 2002 and, for comparability (under SFAS No. 142), goodwill amortization in fiscal 2001, net income (loss) as a percentage of revenue is (1%) and 5% for the three month periods ending October 31, 2001 and 2000, respectively, and (2%) and 6% for the six month periods ending October 31, 2001 and 2000, respectively.

    The weakness in the global economy this period has resulted in decreases in revenue in all of our business lines and geographic regions compared to the same period last year.

    For the three months and six months ended October 31, 2001, we experienced a decline in executive recruitment revenue and in operating profit (loss), excluding asset impairment and restructuring charges, in all geographic regions compared to the same period last year. The decline is due primarily to the slowdown of the United States economy that contributed to a $83.7 million or 44% decline in executive recruitment revenue in North America for the six months ended October 31, 2001 compared to the same period last year. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

    The decline in Futurestep revenue of 38% for the six months ended October 31, 2001 compared to the same period last year reflects a decline in all geographic regions attributable to the weakness in the global economy. Futurestep operations in North America experienced the largest decline compared to the same period last year and reflects a decline in both the number of engagements and the average fee per engagement.

    The following table summarizes the results of our operations by business segment for the three months and six months ended October 31, 2001 and 2000:

                                         Three Months Ended October 31,                     Six Months Ended October 31,
                                    ------------------------------------------      --------------------------------------------
                                           2001                     2000                   2001                      2000
                                    ------------------       ------------------     -------------------       ------------------
                                     Dollars     %           Dollars      %         Dollars       %           Dollars      %
                                    --------  --------       --------  --------     --------  ---------       -------- ---------
Revenue
 Executive recruitment:
  North America                     $ 53,275       49%       $ 93,474       54%     $105,738        47%       $189,450       55%
  Europe                              25,571       24          34,409       20        52,932        24          68,302       20
  Asia/Pacific                         9,891        9          13,468        8        21,315         9          26,650        8
  Latin America                        7,379        7           9,501        5        15,357         7          18,337        5
 Futurestep                           12,310       11          21,100       12        26,647        12          42,681       12
 JobDirect                               523                    1,669        1         1,403         1           1,824        1
                                    --------  --------       --------  --------     --------  ---------       -------- ---------
  Total revenue                     $108,949      100%       $173,621      100%     $223,392       100%       $347,244      100%
                                    ========  ========       ========  ========     ========  =========       ======== =========

                                         Three Months Ended October 31,                     Six Months Ended October 31,
                                    ------------------------------------------      --------------------------------------------
                                           2001                     2000                   2001                      2000
                                    ------------------       ------------------     -------------------       ------------------
                                    Dollars      %           Dollars      %         Dollars       %           Dollars      %
                                    --------  --------       --------  --------     --------  ---------       -------- ---------
Operating profit (loss)
 Executive recruitment:
  North America                     $ (8,864)    (17)%       $ 18,239       20%     $(20,409)     (19)%       $ 36,775       19%
  Europe                              (5,354)    (21)           4,992       15        (5,961)     (11)           9,849       14
  Asia/Pacific                        (2,483)    (25)           1,810       13        (2,112)     (10)           3,584       13
  Latin America                        1,551      21            2,618       28         3,337       22            4,865       27
 Futurestep                          (14,410)                 (10,033)               (24,582)                  (18,547)
 JobDirect                            (5,104)                  (4,038)               (37,288)                   (4,398)
                                    --------  --------       --------  --------     --------  ---------       -------- ---------
  Total operating profit (loss)     $(34,664)    (32)%       $ 13,588        8%     $(87,015)     (39)%       $ 32,128        9%
                                    ========  ========       ========  ========     ========  =========       ======== =========

                                         Three Months Ended October 31,                     Six Months Ended October 31,
                                 -------------------------------------------   --------------------------------------------
                                           2001                  2000                2001                  2000
                                 --------------------    -------------------   ---------------------   --------------------
                                 Dollars(1)     %        Dollars(2)      %     Dollars(1)     %        Dollars(2)      %
                                 ----------  --------    ----------  -------   ----------  --------    ---------- ---------
Pro forma operating profit
(loss) (1) (2)
 Executive recruitment:
  North America                  $ 7,871        15%      $19,786        21%      $ 8,540         8%    $ 39,722        21%
  Europe                          (2,779)      (11)        5,537        16        (1,608)       (3)      11,003        16
  Asia/Pacific                      (694)       (7)        1,883        14          (266)       (1)       3,733        14
  Latin America                    1,551        21         2,618        28         3,337        22        4,865        27
 Futurestep                       (4,055)      (33)       (9,618)      (46)       (7,799)      (29)     (17,721)      (42)
 JobDirect                        (1,719)                 (3,531)                 (4,952)                (3,835)
                                 -------   -------       -------   -------       -------   -------      -------   -------
  Total pro forma operating
  profit (loss) (1) (2)          $   175         0%      $16,675        10%      $(2,748)      (1)%    $ 37,767        11%
                                 =======   =======       =======   =======       =======   =======      =======   =======

(1) Fiscal 2002: Pro forma operating loss for the three months ended October 31, 2001 excludes asset impairment and restructuring charges of: $16,735 in North America, $2,575 in Europe, $1,789 in Asia/Pacific, $10,355 in Futurestep and $3,385 in JobDirect. In the six months ended October 31, 2001, pro forma operating profit excludes asset impairment and restructuring charges of $28,949 in North America, $4,353 in Europe, $1,846 in Asia/Pacific, $16,783 in Futurestep and $32,336 in JobDirect.
(2) Fiscal 2001: We adopted SFAS No. 142 "Goodwill and Other Intangible Assets" as of the beginning of the current fiscal year. For comparability, pro forma operating profit for the three months ended October 31, 2000 excludes goodwill amortization of $1,547 in North America, $545 in Europe, $73 in Asia/Pacific, $415 in Futurestep and $507 in JobDirect. Pro forma operating profit for the six months ended October 31, 2000 excludes goodwill amortization of $2,947 in North America, $1,154 in Europe, $149 in Asia/Pacific, $826 in Futurestep and $563 in JobDirect.

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended October 31, 2001 Compared to Three Months Ended October 31, 2000

    Revenue. Revenue decreased $64.7 million, or 37%, to $108.9 million for the three months ended October 31, 2001 from $173.6 million for the three months ended October 31, 2000. This decrease in revenue was primarily the result of a decrease in both the number of engagements in executive recruitment and a decrease in both the number of engagements and the average fee per engagement at Futurestep.

     In North America, revenue decreased $40.2 million, or 43%, to $53.3 million for the three months ended October 31, 2001 from $93.5 million for the comparable period in the prior year. This revenue decline is due mainly to the downturn in the U.S. economy resulting in a decrease in the number of engagements, partially offset by an increase in the average fee per engagement. The decrease in revenue is reflected in all specialties, with the largest declines in advanced technology and financial services and the smallest percentage decline in healthcare. The average number of consultants decreased eight percent compared to the same period last year; however, the average engagement per consultant and average fee per consultant decreased approximately 40%.

     Revenue in Europe decreased $8.8 million, or 26%, to $25.6 million for the three months ended October 31, 2001 from $34.4 million for the comparable period in the prior year. The effect of foreign currency translation into U.S.

dollars was not material. The decrease in revenue is mainly due to a decrease in the number of engagements partially offset by an increase in the average fee per engagement.

    In Asia/Pacific, revenue decreased $3.6 million, or 27%, to $9.9 million for the three months ended October 31, 2001 from $13.5 million for the three months ended October 31, 2000 primarily due to a decrease in both the number of engagements and the average fee per engagement and includes a decline of five percent due to the negative effects of translation into the U.S. dollar.

    The decrease in revenue in Latin America of $2.1 million, or 22%, to $7.4 million for the three months ended October 31, 2001 from $9.5 million for the comparable three month period in fiscal 2000 is due to a decline in the number of engagements partially offset by an increase in the average fee per engagement. The largest reported decrease was in Brazil, where nearly 40% of the reported decline resulted from the negative effect of translation into U.S. dollars.

     Futurestep revenue declined $8.8 million, or 42%, to $12.3 million for the three months ended October 31, 2001 from $21.1 million for the three months ended October 31, 2000. The decline is primarily attributable to the economic downturn in North America resulting in a decrease in both the number of engagements and the average fee per engagement for this region. International revenue declined $3.6 million or 28% compared to the same period last year and is attributable to a decline in both the number of engagements and the average fee per engagement resulting from the weakening global economy.

     JobDirect revenue of $0.5 million for the three months ended October 31, 2001 reflects a decline of $1.1 million or 69% compared to the same period last year. In the first quarter of this year, we recognized an asset impairment charge of $29.0 million, representing the unamortized goodwill resulting from our acquisition of JobDirect in July 2000. This charge reflected a decrease in our planned level of cash support for this business as well as a decrease in demand for these services due to the current economic environment in North America and was based on our initial restructuring plan announced in August 2001. In October 2001, we decided to exit the college recruitment market and recognized a restructuring charge comprised of $0.8 million for severance and $1.2 million for lease related costs and an asset impairment charge of $1.4 million, primarily related to the write-down of furniture, fixtures and equipment to fair value less cost to sell.

     Compensation and Benefits. Compensation and benefits expense decreased $30.3 million, or 29%, to $72.5 million for the three months ended October 31, 2001 from $102.8 million for the comparable period ended October 31, 2000. This decline is due primarily to a decline in executive recruitment expense of $24.8 million, largely reflecting a decline in bonus expense in North America and a credit in the current three month period of $3.9 million related to our decision not to make substantially all of our contribution to the 401(k) plan accrued for fiscal 2001 and the first quarter of 2002. In addition, Futurestep and JobDirect expenses declined $4.4 million and $1.1 million, respectively, due primarily to a decrease in the number of employees. Although compensation and benefits expense declined in dollars, it increased as a percentage of revenue to 67% in the most recent three month period from 59% in the three months ended October 31, 2000, primarily due to the larger percentage decrease in revenue.

    General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses decreased $21.0 million, or 37%, to $36.3 million for the three months ended October 31, 2001 from $57.3 million for the comparable period ended October 31, 2000. The decrease includes $3.1 million of amortization expense in fiscal 2001 not recorded in the current fiscal quarter based on the implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and a decrease of $10.4 million at Futurestep, largely due to a reduction in advertising expense of approximately $5 million. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses and amortization expense in fiscal 2001, increased to 29% in the first quarter of fiscal 2002 compared to 23% in the same three month period in the prior year due primarily to the larger percentage decrease in revenue.

    Operating Profit (Loss). The operating loss of $34.7 million in the three months ended October 31, 2001 represents a decrease of $48.3 million from operating profit of $13.6 million in the prior year three month period. Excluding Futurestep and JobDirect losses, goodwill amortization in the prior year three month period and the asset impairment and restructuring charge of $34.8 million in fiscal 2002, operating profit decreased $23.9 million. Operating profit as a percentage of revenue, on this same basis, decreased to six percent in the current three month period from 20% in the same prior year three month period. This decrease was due to the decline in revenue and the increase in compensation and benefits and general and administrative expenses as a percentage of revenue in the current period.

    Interest Income and Other Income, Net. Interest income and other income, net, includes interest income of $0.7 million and $0.8 million for the three months ended October 31, 2001 and 2000, respectively.

    Interest Expense. Interest expense increased slightly in the three months ended October 31, 2001, to $2.2 million from $2.1 million in the prior year, primarily due to an increase in average outstanding borrowings on our line of credit offset by a decrease in the effective interest rate.

    Benefit from/Provision for Income Taxes. In the current three month period, the net loss resulted in a benefit from income taxes of $6.3 million compared to a provision for income taxes of $4.9 million in the prior year three month period. The effective tax rate was 17.3% and 40.4% for October 31, 2001 and 2000, respectively. The difference in the effective tax rates in these periods is due primarily to certain non-deductible asset impairment charges in fiscal 2002.

    Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest decreased $0.1 million to $0.9 million in the current three month period compared to $1.0 million in the same prior year period and reflects a slight decrease in net income generated by the Mexico subsidiaries during the current fiscal three month period.


Six Months Ended October 31, 2001 Compared to Six Months Ended October 31, 2000

    Revenue. Revenue decreased $123.9 million, or 36%, to $223.4 million for the six months ended October 31, 2001 from $347.2 million for the six months ended October 31, 2000, including a decrease in revenue from Futurestep of $16.0 million compared to the same period in the prior year. The decrease in executive recruitment revenue of $107.4 million, or 36%, was primarily the result of a decrease in the number of executive recruitment engagements.

    In North America, revenue decreased $83.7 million, or 44%, to $105.7 million for the six months ended October 31, 2001 from $189.4 million for the comparable period in the prior year due mainly to a decrease in the number of engagements. The decrease in revenue and engagements resulted in a decrease of over 40% in the average number of engagements and average fee per consultant.

    In Europe, revenue decreased $15.3 million, or 23%, to $52.9 million for the six months ended October 31, 2001 from $68.3 million for the six months ended October 31, 2000. Excluding the negative effects of foreign currency translation into the U.S. dollar, revenue decreased 20% compared to the same period in the prior year. This decrease is primarily due to a decrease in the number of engagements, partially offset by an increase in the average fee per engagement compared to the prior year. The number of consultants increased by five percent compared to the same period last year. This increase combined with the decrease in revenue and engagements resulted in a decrease in the average number of engagements per consultant and average fee per consultant of approximately 30%.

    Revenue in Asia/Pacific decreased $5.3 million, or 20%, to $21.3 million for the six months ended October 31, 2001 compared to $26.6 million for the comparable period in the prior year. Excluding the negative effect of foreign currency translation into the U.S. dollar, revenue on a constant dollar basis declined 14% due primarily to a decrease in the average number of engagements and the average fee per engagement compared to the same six month period last year.

    The decrease in revenue in Latin America of $3.0 million, or 16%, to $15.4 million for the six months ended October 31, 2001 from $18.3 million for the comparable six month period in fiscal 2001 includes a five percent decline due to the negative effect of translation into the U.S. dollar. The constant dollar decline of 11% reflects relatively strong performance by Mexico while the economy in Brazil weakened compared to the same period last year.

    Futurestep revenue of $26.6 million for the six months ended October 31, 2001 decreased $16.0 million, or 38%, from the same period last year. This decrease is primarily attributable to the weak global economy resulting in a decline in the number of engagements in all geographic regions in the current six month period.

    Compensation and Benefits. Compensation and benefits expense decreased $60.4 million, or 29%, to $148.9 million for the six months ended October 31, 2001 from $209.3 million for the comparable period ended October 31, 2000 due primarily to a decrease in executive recruitment bonuses, a decrease in the number of executive recruitment and

Futurestep employees resulting from our restructuring initiatives in the current six month period and a credit in the current year six month period of $3.4 million from the reversal of substantially all of our contribution to the 401(k) plan accrued in fiscal 2001 that will not be paid. The $52.5 million decrease for the six months ended October 31, 2001, excluding Futurestep expenses of $19.6 million and JobDirect expenses of $3.0 million is primarily due to a decrease in bonus expense for the six months ended October 31, 2001 compared to the prior year. On a comparable basis, excluding Futurestep and JobDirect, compensation and benefits expense as a percentage of revenue increased to 65% in the most recent six month period from 59% in the six months ended October 31, 2000 due primarily to the larger percentage decrease in revenue.

    General and Administrative Expenses. General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses decreased $28.5 million, or 27%, to $77.2 million for the six months ended October 31, 2001 from $105.8 million for the comparable period ended October 31, 2000. The decrease is primarily due to a decline in advertising expense at Futurestep of $8.3 million, a decline in engagement related expenses in executive recruitment and $5.6 million of amortization expense in fiscal 2001 not recorded in the current six month period based on implementation of SFAS No. 142. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses and amortization expense in fiscal 2001, increased to 30% for the six months ended October 31, 2001 from 21% for the comparable period in fiscal 2001. The increase as a percent of revenue primarily reflects the higher percentage decrease in revenue.

    Operating Profit (Loss). Operating profit (loss) decreased $119.1 million in the six months ended October 31, 2001, to a loss of $87.0 million from a profit of $32.1 million in the prior year six month period. Excluding Futurestep and JobDirect losses, goodwill amortization in fiscal 2001 and the $84.3 million restructuring charge in fiscal 2002, operating profit for the six months ended October 31, 2001 decreased $49.3 million, or 82%, to $10.0 million compared to $59.3 million for the six months ended October 31, 2000. Operating profit as a percentage of revenue, on this same basis, was 5% and 20% for the six months ended October 31, 2001 and 2000, respectively. The decreased margin reflects a decline in all regions compared to the prior year six month period due primarily to the decrease in revenue and increase in compensation and benefits and general and administrative expense as a percentage of revenue relative to the same period last year.

    Interest Income and Other Income, Net. Income interest and other income, net, includes interest income of $1.5 million and $2.4 million for the six months ended October 31, 2001 and 2000, respectively.

    Interest Expense. Interest expense was $3.7 million in the six months ended October 31, 2001 compared to $3.8 million in the prior year, primarily due to an increase in average borrowings on our line of credit offset by a decrease in the effective interest rate.

    (Benefit from) Provision for Income Taxes. Income taxes resulted in a benefit of $13.5 million for the six months ended October 31, 2001 compared to an expense of $12.7 million for the comparable period ended October 31, 2000. The effective tax rate was 15.2% and 41.4% for the current and prior year six month periods, respectively. The decrease in the effective tax rates in these periods is due primarily to certain non-deductible asset impairment charges in fiscal 2002.

    Non-controlling Shareholders' Interest. Non-controlling shareholders' interest is comprised of the non-controlling shareholders' majority interest in our Mexico subsidiaries. Non-controlling shareholders' interest was flat at $1.9 million in the current and prior year six month period and reflects the consistent net income generated by the Mexico subsidiaries during these six month periods.


Liquidity and Capital Resources

    We were not in compliance with the fixed charge coverage and leverage ratios under our credit agreement with Bank of America as of October 31, 2001. We are working with Bank of America to amend the agreement or obtain a waiver relating to such non-compliance, but they have informed us that they have no further obligation or commitment to make loans pursuant to the agreement. Based upon the results of discussions to date, we believe no additional borrowings will be available through November 2, 2002.

    As of October 31, 2001, we had outstanding borrowings of $48.0 million on the line of credit. Due to these events of non-compliance Bank of America has the ability to demand immediate payment of all amounts outstanding under the line of credit. If this were to take place we would be required to obtain alternate sources of financing. Borrowings under the line of credit bear interest on a sliding scale based on a leverage ratio, currently the default rate of LIBOR plus 4.0%. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default.

    We maintained cash and cash equivalents of $55.9 million at October 31, 2001 and $66.8 million at October 31, 2000. During the six months ended October 31, 2001 and 2000, cash used in operating activities was $85.3 million and $30.8 million, respectively. The increase in operating cash used in the current six month period is primarily due to the decrease in net income to a net loss, excluding the asset impairment and restructuring charges in fiscal 2002 and a decrease in bonus expense accrued in the current six month period.

    Cash provided by investing activities was $5.3 million for the current six month period and cash used in investing activities was $9.9 million for the six months ended October 31, 2000. Cash flows used in investing activities included $44.3 million for business acquisitions and $2.6 million for purchase of investments in the prior year. In addition, net sales of marketable securities were $15.9 million in the current six month period compared to $53.1 million of net sales of marketable securities in the prior year. Purchases of property and equipment of $12.8 million for the prior six month period is also higher than $7.5 million in the current six month period and premiums on life insurance were $2.6 million and $3.4 million in the current six month period and prior six month period, respectively.

    Cash provided by financing activities was $49.1 million and $22.0 million during the six months ended October 31, 2001 and 2000, respectively. The increase is primarily due to net borrowings under our line of credit of $48 million compared to $15.0 million in the prior year. In addition, we made payments of $3.7 million on shareholder acquisition notes in the current six month period compared to $0.8 million in the same period last year. In the current six month period, proceeds from stock options exercised were $1.0 million and receipts on shareholders' notes related to stock were $1.6 million. Last year, proceeds from stock options exercised were $4.8 million and receipts on shareholders' notes related to stock were $2.9 million.

    We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Borrowings on these COLI contracts were $2.6 million and $0.4 million for the six months ended October 31, 2001 and 2000, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes. Total outstanding borrowings under life insurance policies were $50.5 million and $45.3 million at October 31, 2001 and 2000, respectively. These borrowings, which are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

    We believe that cash on hand, funds from operations and borrowings currently outstanding under our credit facilities will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future. We do, however, believe that we will need to refinance our credit facility on or before its maturity in November 2002, or find alternate sources of financing. We may also need to refinance notes due to shareholders relating to acquisitions of $11.8 million that mature in December 2002 and April 2003.

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

Recent Events

    Our three year contract with The Wall Street Journal provided for reduced advertising rates, the purchase of a minimum amount of print and on-line advertising and permitted the use of The Wall Street Journal name in connection with the promotion of Futurestep services through June 2001. The contract was extended on a month-to-month basis through November 30, 2001 and was not renewed. Effective December 31, 2001, Futurestep will no longer be co-branded with The Wall Street Journal. We believe that our agreement with the Wall Street Journal had great strategic benefit for the initial launch of Futurestep. But after three years of operations, we believe that the Futurestep service will be best promoted under the Korn/Ferry brand going forward. We do not believe that the non-renewal of The Wall Street Journal contract will have any impact on revenue, but will result in a decrease in advertising expense of approximately $1.0 million per quarter and over $4.0 million on an annual basis compared to fiscal 2001.

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

    The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. We completed our impairment analysis in the second fiscal quarter of 2002. The impact on operating results from the implementation of this pronouncement related to the elimination of goodwill amortization of $3,001 and $2,981 for the three months ended July 31, 2001 and October 31, 2001, respectively.

    The asset impairment charge recognized in the first and second fiscal quarters of 2002 are unrelated to the implementation of SFAS No. 142. "See Notes to Financial Statements."

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes a number of rules which govern accounting for the impairment of long-lived assets, eliminates inconsistencies from having two accounting models for long-lived assets to be disposed of by sale and expands the definition of a discontinued operation to a component of an entity for which identifiable cash flows exist. The statement is effective for fiscal years beginning after December 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

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

    Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. During the six months ended October 31, 2001, we recognized foreign currency gains, after income taxes, of $0.3 million primarily related to our European operations. In the same period last year, we recognized foreign currency translation losses, after income taxes, of $1.1 million primarily related to our European operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

    Interest Rate Risk. We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of October 31, 2001, we had outstanding borrowings of $48.0 million on our revolving line of credit bearing interest at LIBOR plus 4.0%, $50.5 million of borrowings against the cash surrender value of COLI contracts bearing interest at primarily variable rates payable at least annually and $20.2 million of notes payable, of which $20.0 million is due to shareholders resulting from business acquisitions in fiscal 2000 and 2001, at rates ranging from 5.5% to 7.0%, of which $8.2 million matures in 2002 and $11.8 million matures in 2003. Currently, we have all of our investments in interest bearing money market accounts at market rates.

PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

   Under our credit agreement with Bank of America, we breached our fixed charge coverage ratio covenant for the period ended July 31, 2001 and our fixed charge coverage and leverage ratio covenants for the period ended October 31, 2001, each of which constitutes an event of default. We are not in default in the payment of any principal or interest thereunder. We are working with Bank of America to amend the agreement or obtain a waiver relating to such non-compliance, but they have informed us that they have no further obligation or commitment to make loans pursuant to the agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

Item 4.  Submission of Matters to a Vote of Security Holders

  The annual meeting of shareholders was held on September 25, 2001. The business at the meeting was (i) to elect four directors to serve on the board, and (ii) to ratify the appointment of Arthur Andersen LLP as our independent
auditors for fiscal 2002.   Each of the proposals was adopted.

         (i) The number of votes for and withheld for each director were as follows:


                                                                   For       Withheld
                                                                   ---       --------
         The election of Class 2003 Directors of the Company:
              James E. Barlett                                  21,320,172   283,813
              Richard M. Ferry                                  21,230,601   373,384
              Sakie Fukushima                                   21,027,016   576,969
              Paul C. Reilly                                    21,424,326   179,659

         (ii) The number of votes for, against, abstaining, and broker non-vote for the ratification of Arthur Andersen LLP were as follows:

            For          Against        Abstaining       Broker Non-Vote
            ---          -------        ----------       ---------------
         21,001,221      585,783          16,981                 0

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits

         Exhibit
         Number      Description of Exhibit
         -------     -----------------------

         10.1 Amendment to Employment Agreement between Korn/Ferry International and Paul C. Reilly, dated December 1, 2001

         10.2 Letter from Korn/Ferry International to Paul C. Reilly, dated June 6, 2001

         10.3        Amendment No. 2 to Loan Agreement, dated April 29, 2001

  (b)    Reports on Form 8-K

         None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KORN/FERRY INTERNATIONAL

Date:  December 17, 2001                    By:   /s/ Elizabeth S.C.S. Murray
                                                -----------------------------

                                            Elizabeth S.C.S. Murray
                                            Chief Financial Officer and
                                            Executive Vice President

                                 EXHIBIT INDEX

  Exhibit
  Number      Description of Exhibit
  -------     ----------------------

  10.1 Amendment to Employment Agreement between Korn/Ferry International and Paul C. Reilly, dated December 1, 2001

  10.2        Letter from Korn/Ferry International to Paul C. Reilly, dated
              June 6, 2001

  10.3        Amendment No. 2 to Loan Agreement, dated April 29, 2001

  __________