Form 10-Q
period 2002-01-31
KORN FERRY INTERNATIONAL
filed 2002-03-18
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 552-1834
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of our common stock as of March 14, 2002 was 37,767,027.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of January 31, 2002	As of April 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$57,749	$88,463
Marketable securities	545	16,397
Receivables due from clients, net of allowance for doubtful accounts of $10,375 and $13,319	59,726	91,513
Income tax and other receivables	31,678	11,299
Deferred income taxes	6,354	8,821
Prepaid expenses	12,308	9,909

Total current assets	168,360	226,402

Property and equipment:
Computer equipment and software	49,923	48,715
Furniture and fixtures	22,127	24,223
Leasehold improvements	23,373	23,814
Automobiles	1,016	1,889

	96,439	98,641
Less—Accumulated depreciation and amortization	(52,143)	(43,652)

Property and equipment, net	44,296	54,989

Cash surrender value of company owned life insurance policies, net of loans	53,524	54,361
Marketable securities and other investments	5,008	6,894
Deferred income taxes	27,927	24,942
Goodwill, net of accumulated amortization of $15,101 and $17,718	83,336	126,006
Intangibles, net of accumulated amortization of $3,693 and $3,154	875	2,060
Other	2,847	4,675

Total assets	$386,173	$500,329

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS—(Continued)
(in thousands, except per share amounts)

	As of January 31, 2002	As of April 30, 2001
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$58,578	$11,881
Accounts payable	7,278	13,360
Income taxes payable	535	2,728
Compensation and related taxes	36,210	110,702
Other accrued liabilities	40,925	32,523

Total current liabilities	143,526	171,194
Deferred compensation	43,764	41,522
Long-term debt	5,084	11,842
Other	2,098	2,319

Total liabilities	194,472	226,877

Non-controlling shareholders’ interest	4,453	3,286

Shareholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 38,481 and 38,082 shares issued and 37,767 and 37,516 shares outstanding	301,219	296,069
Deficit	(89,581)	(4,602)
Unearned restricted stock compensation	(3,556)
Accumulated other comprehensive loss	(17,984)	(16,598)

Shareholders’ equity	190,098	274,869
Less: Notes receivable from shareholders	(2,850)	(4,703)

Total shareholders’ equity	187,248	270,166

Total liabilities and shareholders’ equity	$386,173	$500,329

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenue	$93,268	$157,171	$316,660	$504,415

Compensation and benefits	64,633	95,651	213,535	304,990
General and administrative expenses	31,084	46,568	108,322	152,345
Asset impairment and restructuring charges			41,341
Goodwill impairment charges			42,926
Interest income and other income, net	630	734	1,997	3,051
Interest expense	2,235	2,300	5,949	6,075

Income (loss) before provision for income taxes and non-controlling shareholders’ interest	(4,054)	13,386	(93,416)	44,056
(Benefit from) provision for income taxes	2,572	5,622	(10,974)	18,307
Non-controlling shareholders’ interest	627	861	2,537	2,731

Net income (loss)	$(7,253)	$6,903	$(84,979)	$23,018

Basic earnings (loss) per common share	$(0.19)	$0.18	$(2.26)	$0.62

Basic weighted average common shares outstanding	37,536	37,443	37,538	37,201

Diluted earnings (loss) per common share	$(0.19)	$0.18	$(2.26)	$0.60

Diluted weighted average common shares outstanding	37,536	38,705	37,538	38,661

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended January 31,
	2002	2001
	(unaudited)
Cash from operating activities:
Net income (loss)	$(84,979)	$23,018
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	12,702	10,708
Amortization of goodwill		8,631
Amortization of intangible assets	539	317
Amortization of note payable discount	367	585
Loss on disposition of property and equipment	75	879
Unrealized loss on marketable securities and other assets	846
Provision for doubtful accounts	9,509	14,612
Cash surrender value gains and benefits in excess of premiums paid	(306)	(404)
Deferred income tax benefit	(5,130)	(2,405)
Tax benefit from exercise of stock options	188	2,733
Asset impairment charge	53,730
Restructuring charge, including $12,889 in accrued liabilities	14,902
Restricted stock compensation	609
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	2,242	2,534
Receivables	1,868	(30,354)
Prepaid expenses	(2,033)	(4,729)
Income taxes	275	(594)
Accounts payable and accrued liabilities	(84,896)	(13,566)
Non-controlling shareholders’ interest and other, net	2,916	(55)

Net cash (used in) provided by operating activities	(76,576)	11,910

Cash from investing activities:
Purchase of property and equipment	(8,332)	(21,808)
Purchases of marketable securities		(7,646)
Sale of marketable securities	15,852	61,107
Business acquisitions, net of cash acquired	(513)	(44,238)
Premiums on life insurance, net of benefits received	(9,308)	(10,102)
Purchase of investments		(10,570)

Net cash used in investing activities	(2,301)	(33,257)

Cash from financing activities:
Net borrowings on credit line	48,000	1,635
Payment of shareholder acquisition notes	(8,270)	(10,343)
Net borrowings under life insurance policies	10,451	1,668
Purchase of common stock and payment on related notes	(532)	(308)
Issuance of common stock and receipts on shareholders’ notes	2,862	8,927

Net cash provided by financing activities	52,511	1,579

Effect of exchange rate changes on cash flows	(4,348)	(1,969)

Net decrease in cash and cash equivalents	(30,714)	(21,737)
Cash and cash equivalents at beginning of the period	88,463	86,975

Cash and cash equivalents at end of the period	$57,749	$65,238

The accompanying notes are an integral part of the concolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three months and nine months ended January 31, 2002 and 2001 include the accounts of Korn/Ferry International (“KFY”), all of its wholly and majority owned domestic and international subsidiaries, and affiliated companies in which KFY has effective control (collectively, the “Company”) and are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 2001 (“Annual Report”) and should be read together with the Annual Report.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In conjunction with these new accounting standards the FASB has issued “Transition Provisions for New Business Combination Accounting Rules” (“Provisions”) that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. The Company elected to implement SFAS No. 141 and No. 142 in the first quarter of fiscal 2002.

The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. The Company completed this impairment analysis in the second fiscal quarter of 2002. The fair value exceeded the book value of each reporting unit or component and accordingly, there was no impairment charge. The impact on net income and earnings per share for the three months and nine months ended January 31, 2001 as if SFAS No. 142 had been implemented as of the beginning of fiscal 2001 is disclosed in Note 2.

The asset impairment charges recognized in the first and second fiscal quarters of 2002 are unrelated to the implementation of SFAS No. 142. “See Note 4”.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes a number of rules which govern accounting for the impairment of long-lived assets, eliminates inconsistencies from having two accounting models for long-lived assets to be disposed of by sale and expands the definition of a discontinued operation to a component of an entity for which identifiable cash flows exist. The statement is effective for fiscal years beginning after December 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

2.    Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share (“diluted EPS”) reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (income or loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three months ended January 31,
	2002			2001
	(Loss)	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(7,253)	37,536	$(0.19)	$6,903	37,443	$0.18

Effect of dilutive securities
Shareholder common stock purchase commitments					267
Stock options					995

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(7,253)	37,536	$(0.19)	$6,903	38,705	$0.18

	Nine months ended January 31,
	2002			2001
	(Loss)	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(84,979)	37,538	$(2.26)	$23,018	37,201	$0.62

Effect of dilutive securities
Shareholder common stock purchase commitments					288
Stock options					1,172

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(84,979)	37,538	$(2.26)	$23,018	38,661	$0.60

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and nine months ended January 31, 2002 would have been 37,668 and 37,674, respectively.

The following table adjusts net income (loss) and earnings (loss) per share for the impact of the implementation of SFAS No. 142 in the current year:

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Net income (loss)
Reported net income (loss)	$(7,253)	$6,903	$(84,979)	$23,018
Add back: goodwill amortization		2,992		8,631

Adjusted net income (loss)	$(7,253)	$9,895	$(84,979)	$31,649

Basic earnings (loss) per share
Reported net income (loss)	$(0.19)	$0.18	$(2.26)	$0.62
Goodwill amortization		0.08		0.23

Adjusted net income (loss)	$(0.19)	$0.26	$(2.26)	$0.85

Diluted earnings (loss) per share
Reported net income (loss)	$(0.19)	$0.18	$(2.26)	$0.60
Goodwill amortization		0.08		0.22

Adjusted net income (loss)	$(0.19)	$0.26	$(2.26)	$0.82

3.    Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income (loss) is as follows:

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Net income (loss)	$(7,253)	$6,903	$(84,979)	$23,018
Foreign currency translation adjustment	(2,740)	3,032	(4,348)	(700)
Unrealized gain (loss) on investment, net of tax provision of $90 and tax benefit of $947, respectively		123		(1,308)
Reclassification adjustment for losses realized in net income (loss), net of tax benefit of $2,145			2,962

Comprehensive income (loss)	$(9,993)	$10,058	$(86,365)	$21,010

Accumulated other comprehensive loss is comprised of:

	Foreign Currency	Loss on Securities	Accumulated Other Comprehensive Loss
Beginning balance at May 1, 2001	$(13,636)	$(2,962)	$(16,598)
Activity through January 31, 2002	(4,348)	2,962	(1,386)

Ending balance at January 31, 2002	$(17,984)	$—	$(17,984)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to certain restructuring activities taken by the Company, as discussed in Note 4, the extended decline in the stock market and other factors, the Company believes that the loss in value related to certain equity securities is no longer temporary in nature and reclassified the loss of $2,962, net of a tax benefit of $2,145, included in other comprehensive income (loss) at April 30, 2001 to net income (loss) in the three months ended July 31, 2001 resulting in a pretax charge of $5,107. In addition, the Company recognized a holding loss on these securities of $1,157 arising in the three months ended July 31, 2001. The total pretax charge related to the recognized loss on this investment of $6,264 was included in the asset impairment charge for the three months ended July 31, 2001.

In the three months and nine months ended January 31, 2002, the Company recognized an unrealized holding loss related to this investment of $472 and $729, respectively, included in other income.

4.    Asset Impairment and Restructuring Charges

Based on deteriorating economic conditions encountered in the first fiscal quarter of 2002, the Company began developing a series of restructuring initiatives to address the cost structure and to reposition the enterprise to gain market share and take full advantage of any economic uptrend. The immediate goals of these restructuring initiatives are to reduce losses, preserve top employees and maintain high standards of client service. In the first quarter, certain business units took actions approved by senior management, that did not require Board approval, in response to a decline in revenue in the first two months of that quarter resulting in a restructuring charge for severance of $3.0 million.

In August 2001, the Company announced a series of business realignment initiatives. The Company estimated that these initiatives would result in a total charge against earnings in fiscal 2002, including the $3.0 million of severance in the first quarter, of approximately $86 million. The charge reflects costs associated with a decision to reduce the work force by nearly 25%, or over 600 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; discontinue the operations of JobDirect and write-down other related assets and goodwill. Based upon these initiatives, the projection of undiscounted cashflows indicated that the goodwill related to JobDirect was impaired. As a result, the Company recognized an asset impairment charge related to JobDirect goodwill of $28,951 in the first quarter.

During the three months ended October 31, 2001, the Company finalized the realignment initiatives approved by the Board in August 2001 and recognized an additional asset impairment charge of $7.5 million and an additional restructuring charge of $27.3 million. There were no additional restructuring or asset impairment charges in the three months ended January 31, 2002.

Operating results for the nine months ended January 31, 2002 include asset impairment and restructuring charges recorded in the first and second quarter of fiscal 2002 related to the following business segments:

	Asset Impairment		Restructuring
	Goodwill	Other	Severance	Facilities	Total
Executive recruitment
North America	$13,975	$711	$8,773	$5,490	$28,949
Europe			3,488	865	4,353
Asia/Pacific		15	1,761	70	1,846
Futurestep		8,958	1,681	6,144	16,783
JobDirect	28,951	1,369	843	1,173	32,336

Total	$42,926	$11,053	$16,546	$13,742	$84,267

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In executive recruitment, the impaired goodwill related to the acquisition in July 2000 of the Westgate Group, an executive recruitment firm specializing in financial services in the eastern United States, and Webb Johnson, a New York subsidiary of Pratzer and Partners in Toronto, acquired in April 2000. All of the consultants of the acquired Westgate Group had terminated employment by August 2001 and the impairment charge of $11,230 was recognized in the three months ended July 31, 2001. The former shareholders of Webb Johnson re-acquired the shares of this entity in November 2001 and the impairment charge of $2,745 was recognized in the three months ended October 31, 2001. The other asset impairment charge of $726 resulted from the write-down of furniture, fixtures and equipment to be disposed of as part of the restructuring to estimated fair value less costs to sell. The restructuring charge for executive recruitment severance of $14,022 is comprised of $2,819 and $11,203 recognized in the three months ended July 31, 2001 and October 31, 2001, respectively, and included 74 and 147 employees in North America, 58 and 167 employees in Europe, and 4 and 37 employees in Asia/Pacific, respectively. The facilities restructuring charge for executive recruitment recognized in the three months ended October 31, 2001 of $6,425 relates primarily to lease termination costs, net of estimated sublease income, for excess space in ten executive recruitment offices due to the reduction in workforce. The charge also includes $330 related to unamortized leasehold improvements.

The Futurestep asset impairment and restructuring charges result from the restructuring of operations to streamline the business. The asset impairment charge includes a recognized loss of $6,264 in the three months ended July 31, 2001 on an investment in a strategic relationship that will not be developed with the integration of Futurestep and executive recruitment support services (see Note 3). The asset impairment charge in the three months ended October 31, 2001 of $2,694 includes $801 for the write-down of excess furniture, fixtures and equipment to estimated fair value less costs to sell and the write-off of capitalized software costs of $1,893 due to the integration of Futurestep and executive recruitment information technology support services. The Futurestep restructuring charge of $1,681 for severance is comprised of $164 for 8 employees and $1,517 for 76 employees severed in the three months ended July 31, 2001 and October 31, 2001, respectively. The facilities restructuring charge of $6,144 recognized in the three months ended October 31, 2001 relates to five Futurestep offices that were closed as employees were co-located with executive recruitment in North America. The charge also includes $1,622 related to the write-off of unamortized leasehold improvements.

JobDirect, an online recruiting service focused on college graduates and entry level professionals, was acquired in July 2000. Although the college market is very large and attractive, this market was severely impacted by the recent economic downturn. Given the loss profile and cash requirements of JobDirect based on operating results in the first quarter of fiscal 2002, the Company needed to make choices of resource allocation among the various business operations. As a result, the Company decided to pursue a more conservative approach towards the college market in August 2001 and scaled back the operations of JobDirect to reduce the loss profile and cash requirements. Based upon this revised outlook, the projection of undiscounted cashflow indicated that the goodwill for JobDirect was impaired. The asset impairment charge related to JobDirect goodwill of $28,951 was recorded in the three months ended July 31, 2001. In the three months ended October 31, 2001, the Company decided to exit the college market and completely discontinue the operations of JobDirect. As a result, the Company recognized an other asset impairment charge of $1,369, primarily comprised of the write-down of furniture, fixtures and equipment at facilities that were closed to estimated fair value less costs to sell. The Company also recognized a restructuring charge comprised of severance of $843 for 70 employees and $1,173, including the write-off of leasehold improvements of $61, for lease termination costs in excess of estimated sublease income for its three offices.

Included in accrued liabilities at January 31, 2002 is $2,981 of severance restructuring costs and $9,908 of facilities restructuring costs. The severance accrual includes amounts paid monthly and are expected to be paid in full by October 31, 2002. The accrued liability for facilities costs primarily relates to lease payments, net of sublease income, that will be paid over the next two to ten years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

A summary of the components of the restructuring liability by business segment at January 31, 2002 follows:

	Charged to Expense	Non-Cash Items	Payments	Liability at January 31, 2002
Executive recruitment
North America	$14,263	$330	$7,635	$6,298
Europe	4,353		3,163	1,190
Asia/Pacific	1,831		1,516	315
Futurestep	7,825	1,622	2,230	3,973
JobDirect	2,016	61	842	1,113

Total	$30,288	$2,013	$15,386	$12,889

5.    Business segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president. Futurestep’s worldwide operations are managed by an operating group comprised of a president of operations for North America and Asia and a president of operations for Europe. The regional presidents and this operating group report directly to the Chief Executive Officer of the Company.

With the acquisition of JobDirect in fiscal 2001, the Company expanded into the college recruitment market. The Company decided to exit this business segment in the fiscal quarter ended October 31, 2001 and ceased operations in the fiscal quarter ending January 31, 2002. (See Note 4). For purposes of the geographic information below, Mexico’s operating results are included in Latin America.

A summary of the Company’s operations (excluding interest income and other income, and interest expense) by business segment follows:

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Revenue:
Executive recruitment:
North America	$47,944	$80,078	$153,682	$269,528
Europe	20,891	32,975	73,823	101,277
Asia/Pacific	8,959	13,335	30,274	39,985
Latin America	5,824	8,183	21,181	26,520
Futurestep	9,650	21,119	36,314	63,800
JobDirect		1,481	1,386	3,305

Total revenue	$93,268	$157,171	$316,660	$504,415

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Operating profit (loss) before asset impairment and restructuring charges
Executive recruitment:
North America	$5,551	$14,774	$14,091	$51,549
Europe	(4,081)	4,961	(5,689)	14,810
Asia/Pacific	146	1,423	(120)	5,007
Latin America	(105)	1,789	3,232	6,654
Futurestep	(3,072)	(4,591)	(10,871)	(23,138)
JobDirect	(888)	(3,404)	(5,840)	(7,802)

Subtotal operating profit (loss) before asset impairment and restructuring charges	$(2,449)	$14,952	$(5,197)	$47,080
Asset impairment and restructuring charge (Note 4)			84,267

Total operating profit (loss)	$(2,449)	$14,952	$(89,464)	$47,080

6.    Subsequent Event

At January 31, 2002, the Company was not in compliance with the fixed charge coverage and leverage ratios under the credit agreement with Bank of America. The Company reached an agreement with Bank of America in March 2002 to amend the credit facility from $100.0 million to $45.0 million, to waive prior defaults, to secure it with certain assets and to amend the financial covenants to make compliance more achievable through maturity in November 2002. The amended agreement requires payment of a $1.0 million fee at inception. Additional fees of up to $1.5 million may be payable in three installments of $500.0 million through October 2002 if additional financing is not obtained prior to the installment due date. In addition, the Company paid $8.7 million in March 2002 to reduce the outstanding balance from $48.0 million at January 31, 2002 to $39.3 million, which combined with outstanding letters of credit, utilized the $45.0 million facility. Outstanding credit facility borrowings bear interest at Prime plus 3.75% under the amended agreement compared to the default rate of Prime plus 4% at January 31, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward-looking Statements

This Form 10-Q may contain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, access to capital, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the development and growth of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q.

Overview

We are the world’s preeminent recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep) and other related services including management assessment. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as governmental and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2001 were for board level, chief executive and other senior executive officer positions and our 5,236 clients included nearly half of the Fortune 500 companies. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2001 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

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

The following table summarizes the asset impairment and restructuring charge recorded in the first and second quarters of fiscal 2002:

	Asset Impairment		Restructuring
	Goodwill	Other	Severance	Facilities	Total
Executive recruitment	$13,975	$726	$14,022	$6,425	$35,148
Futurestep		8,958	1,681	6,144	16,783
JobDirect	28,951	1,369	843	1,173	32,336

Total	$42,926	$11,053	$16,546	$13,742	$84,267

See “Note 4 to Consolidated Financial Statements” for a complete description of the components of this charge.

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

The largest component of this $84.3 million charge is related to our investment in JobDirect, acquired in July 2000. Although the college market is very large and attractive, this market was severely impacted by the recent economic downturn. Given the loss profile and cash requirements at the current level of operations, we needed to make choices of resource allocation among the various business operations. As a result, in August 2001, we decided to pursue a more conservative approach towards the college market and scale back the operations of JobDirect to reduce its prospective loss profile and cash requirements. Based upon this revised outlook, the projection of undiscounted cashflow indicated that the goodwill for JobDirect was impaired. The asset impairment charge related to JobDirect goodwill of $29.0 million was recorded in the three months ended July 31, 2001. In October 2001, we decided to exit the college recruitment market and recognized an asset impairment and restructuring charge of $3.4 million comprised of severance costs for 70 employees; lease termination costs, net of estimated sublease income; and the write-down of related property and equipment to estimated fair value less costs to sell.

Included in accrued liabilities at January 31, 2002 is $2,981 of severance restructuring costs and $9,908 of facilities restructuring costs. The severance accrual includes amounts to be paid monthly and is expected to be paid in full by October 31, 2002. The accrued liability for facilities costs primarily relates to lease payments, net of sublease income, that will be paid over the next two to ten years.

At this time, we see no indications of improving trends and anticipate revenue for the fourth fiscal quarter of 2002 to be in line with the third fiscal quarter of 2002. We also expect that our operating costs for the fourth fiscal quarter of 2002 will be higher than the third fiscal quarter, primarily due to additional restructuring costs expected to be incurred in Europe, estimated to be approximately $5.0 million.

Results of Operations

The following table summarizes the results of our operations for the three months and nine months ended January 31, 2002 and 2001 as a percentage of revenue:

	Three months ended January 31,		Nine months ended January 31,
	2002	2001	2002	2001
Revenue	100%	100%	100%	100%
Compensation and benefits(1)	69	61	67	60
General and administrative expenses	33	30	34	30
Asset impairment and restructuring charges			27
Operating profit (loss)(2)	(3)	10	(28)	9
Net income (loss)(3)	(8)	4	(27)	5

(1)
Includes a credit of $3.4 million in the nine months ended January 31, 2002 resulting from the reversal of substantially all of our contribution to the 401(k) plan accrued in fiscal year 2001 that was not paid.

(2)
Excluding the asset impairment and restructuring charges in fiscal 2002 and, for comparability (under SFAS No. 142), goodwill amortization in fiscal 2001, operating profit (loss) as a percentage of revenue is (3%) and 11% for the three month periods ending January 31, 2002 and 2001, respectively, and (2%) and 11% for the nine month periods ending January 31, 2002 and 2001, respectively.

(3)
Excluding the asset impairment and restructuring charges in fiscal 2002 and, for comparability (under SFAS No. 142), goodwill amortization in fiscal 2001, net income (loss) as a percentage of revenue is (8%) and 6% for the three month periods ending January 31, 2002 and 2001, respectively, and (4%) and 6% for the nine month periods ending January 31, 2002 and 2001, respectively.

The continued weakness in the global economy this period has resulted in decreases in revenue in all of our business lines and geographic regions compared to the same three and nine month periods last year.

For the three months and nine months ended January 31, 2002, we experienced a decline in executive recruitment revenue and in operating profit (loss), excluding asset impairment and restructuring charges, in all geographic regions compared to the same three and nine month periods last year. The decline is due primarily to the slowdown of the United States economy that contributed to a $115.8 million or 43% decline in executive recruitment revenue in North America for the nine months ended January 31, 2002 compared to the same period last year. We include executive recruitment revenue generated from our operations in Mexico with Latin America.

The decline in Futurestep revenue of 54% and 43% for the three and nine months ended January 31, 2002, respectively, compared to the same periods last year reflects a decline in all geographic regions attributable to the weakness in the global economy. Futurestep operations in North America experienced the largest percentage decline compared to the same periods last year primarily due to a decline in the number of engagements.

The following table summarizes the results of our operations by business segment for the three months and nine months ended January 31, 2002 and 2001:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2002		2001		2002		2001
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenue
Executive recruitment:
North America	$47,944	51%	$80,078	51%	$153,682	49%	$269,528	53%
Europe	20,891	22	32,975	21	73,823	23	101,277	20
Asia/Pacific	8,959	10	13,335	9	30,274	10	39,985	8
Latin America	5,824	6	8,183	5	21,181	7	26,520	5
Futurestep	9,650	10	21,119	13	36,314	11	63,800	13
JobDirect			1,481	1	1,386		3,305	1

Total revenue	$93,268	100%	$157,171	100%	$316,660	100%	$504,415	100%

	Three Months Ended January 31,				Nine Months Ended January 31,
	2002		2001		2002		2001
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating profit (loss)
Executive recruitment:
North America	$5,551	12%	$14,774	18%	$(14,858)	(10)%	$51,549	19%
Europe	(4,081)	(20)	4,961	15	(10,042)	(14)	14,810	15
Asia/Pacific	146	2	1,423	11	(1,966)	(6)	5,007	13
Latin America	(105)	(2)	1,789	22	3,232	15	6,654	25
Futurestep	(3,072)	(32)	(4,591)	(22)	(27,654)	(76)	(23,138)	(36)
JobDirect	(888)		(3,404)		(38,176)		(7,802)

Total operating profit (loss)	$(2,449)	(3)%	$14,952	10%	$(89,464)	(28)%	$47,080	9%

	Three Months Ended January 31,				Nine Months Ended January 31,
	2002		2001		2002		2001
	Dollars (1)%		Dollars (2)%		Dollars (1)%		Dollars (2)%
Pro forma operating profit (loss)(1)(2)
Executive recruitment:
North America	$5,551	12%	$16,028	20%	$14,091	9%	$55,750	21%
Europe	(4,081)	(20)	5,474	17	(5,689)	(8)	16,477	16
Asia/Pacific	146	2	1,493	11	(120)		5,226	13
Latin America	(105)	(2)	1,789	22	3,232	15	6,654	25
Futurestep	(3,072)	(32)	(3,946)	(19)	(10,871)	(30)	(21,667)	(34)
JobDirect	(888)		(2,894)		(5,840)		(6,729)

Total pro forma operating profit (loss)(1)(2)	$(2,449)	(3)%	$17,944	11%	$(5,197)	2%	$55,711	11%

(1) Fiscal 2002: Pro forma operating profit for the nine months ended January 31, 2002 excludes asset impairment and restructuring charges of $28,949 in North America, $4,353 in Europe, $1,846 in Asia/Pacific, $16,783 in Futurestep and $32,336 in JobDirect.
(2) Fiscal 2001: We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of the beginning of the current fiscal year. For comparability, pro forma operating profit for the three months ended January 31, 2001 excludes goodwill amortization of $1,254 in North America, $513 in Europe, $70 in Asia/Pacific, $645 in Futurestep and $510 in JobDirect. Pro forma operating profit for the nine months ended January 31, 2001 excludes goodwill amortization of $4,201 in North America, $1,667 in Europe, $219 in Asia/Pacific, $1,471 in Futurestep and $1,073 in JobDirect.

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

Revenue.    Revenue decreased $63.9 million, or 41%, to $93.3 million for the three months ended January 31, 2002 from $157.2 million for the three months ended January 31, 2001. This decrease in revenue was primarily the result of a decrease in the number of engagements in executive recruitment and a decrease in both the number of engagements and the average fee per engagement at Futurestep.

In North America, revenue decreased $32.1 million, or 40%, to $47.9 million for the three months ended January 31, 2002 from $80.1 million for the comparable period in the prior year. This revenue decline is due mainly to the downturn in the U.S. economy resulting in a decrease in the number of engagements. The decrease in revenue is reflected in all specialties, with the largest declines in advanced technology and financial services and the smallest percentage decline in healthcare.

        Revenue in Europe decreased $12.1 million, or 37%, to $20.9 million for the three months ended January 31, 2002 from $33.0 million for the comparable period in the prior year. The effect of foreign currency translation into U.S. dollars was not material. A decrease in revenue was reported by all of our European offices and is mainly due to the softening of the global economy resulting in a decrease in the number of engagements partially offset by an increase in the average fee per engagement.

In Asia/Pacific, revenue decreased across all of our offices resulting in a decline of $4.4 million, or 33%, for the region to $8.9 million for the three months ended January 31, 2002 from $13.3 million for the three months ended January 31, 2001 primarily due to a decrease in both the number of engagements and the average fee per engagement and includes a decline of four percent due to the negative effects of translation into the U.S. dollar.

The decrease in revenue in Latin America of $2.4 million, or 29%, to $5.8 million for the three months ended January 31, 2002 from $8.2 million for the comparable three month period in fiscal 2001 is due primarily to a decline in the number of engagements. Every country reported a decline in revenue with the largest reported revenue decrease in Mexico.

Futurestep revenue declined $11.5 million, or 54%, to $9.7 million for the three months ended January 31, 2002. The decline is primarily attributable to the global economic downturn resulting in a decrease in both the number of engagements in all geographic regions and the average fee per engagement in Europe and Asia/Pacific. Europe reported a decline of $5.7 million, or 45%, compared to the prior year three month period but only $0.7 million, or 9%, compared to the quarter ending October 31, 2001. North America and Asia/Pacific reported declines in revenue of 70% and 67%, respectively, compared to the same period last year. Compared to the second quarter of fiscal 2002, revenue declined 40% and 49% for North America and Asia/Pacific, respectively.

As a result of our decision to exit the college recruitment market in October 2001, JobDirect reported no revenue for the three months ended January 31, 2002 compared to $1.5 million in the same period last year. In the first quarter of this year, we recognized an asset impairment charge of $29.0 million, representing the unamortized goodwill resulting from our acquisition of JobDirect in July 2000. This charge reflected a decrease in our planned level of cash support for this business as well as a decrease in demand for these services due to the current economic environment in North America and was based on our initial restructuring plan announced in August 2001. In October 2001, we decided to exit the college recruitment market and recognized a restructuring charge comprised of $0.8 million for severance and $1.2 million for lease related costs and an asset impairment charge of $1.4 million, primarily related to the write-down of furniture, fixtures and equipment to estimated fair value less costs to sell. In the three months ended January 31, 2002, we incurred operating costs of $0.9 million to wind down JobDirect operations.

Compensation and Benefits.    Compensation and benefits expense decreased $31.0 million, or 32%, to $64.6 million for the three months ended January 31, 2002 from $95.7 million for the comparable period ended January 31, 2001. This decline is due primarily to a decline in executive recruitment of $22.4 million, largely reflecting a lower bonus expense and a decline in salaries and benefits expense due to a decline in the number of consultants. In addition, Futurestep and JobDirect expenses declined $6.6 million and $2.0 million, respectively, due primarily to a decrease in the number of employees. Although compensation and benefits expense declined in dollars, it increased as a percentage of revenue to 69% in the most recent three month period from 61% in the three months ended January 31, 2001, primarily due to the larger percentage decrease in revenue.

General and Administrative Expenses.    General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses decreased $15.5 million, or 33%, to $31.1 million for the three months ended January 31, 2002 from $46.6 million for the comparable period ended January 31, 2001. The decrease includes $3.0 million of amortization expense in fiscal 2001 not recorded in the current fiscal quarter based on the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and a decrease of $6.4 million at Futurestep, largely due to a reduction in advertising expense. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses and amortization expense in fiscal 2001, increased to 31% in the third quarter of fiscal 2002 compared to 22% in the same three month period in the prior year due primarily to the larger percentage decrease in revenue.

        Operating Profit (Loss).    The operating loss of $2.4 million in the three months ended January 31, 2002 represents a decrease of $17.4 million from operating profit of $15.0 million in the prior year three month period. Excluding Futurestep and JobDirect losses and goodwill amortization in the prior year three month period, operating profit decreased $23.3 million. Operating profit as a percentage of revenue, on this same basis, decreased to 1.8% in the current three month period from 18.4% in the same prior year three month period. This decrease was due to the decline in revenue and the increase in compensation and benefits and general and administrative expenses as a percentage of revenue in the current period. Futurestep losses decreased $1.5 million to $3.1 million for the three months ended January 31, 2002 from $4.6 million in the prior year three month period. This decrease is due to the decline in advertising expense and compensation and benefits expense substantially offset by the decrease in revenue.

Interest Income and Other Income, Net.    Interest income and other income, net, includes interest income of $0.7 million and $1.0 million for the three months ended January 31, 2002 and 2001, respectively. Other income, net includes an unrealized holding loss on investments of $0.5 million in 2002 and a loss on the sale of property and equipment of $0.3 million in 2001.

Interest Expense.    Interest expense decreased slightly in the three months ended January 31, 2002, to $2.2 million from $2.3 million in the prior year, primarily due to an increase in average outstanding borrowings and interest rate on our line of credit offset by a decrease in the effective interest rate on our COLI loans.

(Benefit from) Provision for Income Taxes.    In the current three month period, the net loss resulted in a provision for income taxes of $2.6 million compared to a provision for income taxes of $5.6 million in the prior year three month period. The effective tax rate was 42% for January 31, 2001. The income tax expense in the current period is due primarily to taxable income in North America and certain non-deductible charges in Europe.

Non-controlling Shareholders’ Interest.    Non-controlling shareholders’ interest is comprised of the non-controlling shareholders’ majority interest in our Mexico subsidiaries. Non-controlling shareholders’ interest decreased $0.3 million to $0.6 million in the current three month period compared to $0.9 million in the same prior year period and reflects a decrease in net income generated by the Mexico subsidiaries during the current fiscal three month period.

Nine Months Ended January 31, 2002 Compared to Nine Months Ended January 31, 2001

Revenue.    Revenue decreased $187.7 million, or 37%, to $316.7 million for the nine months ended January 31, 2002 from $504.4 million for the nine months ended January 31, 2001, including a decrease in revenue from Futurestep of $27.5 million compared to the same period in the prior year. The decrease in executive recruitment revenue of $158.3 million, or 36%, was primarily the result of a decrease in the number of executive recruitment engagements.

In North America, revenue decreased $115.8 million, or 43%, to $153.7 million for the nine months ended January 31, 2002 from $269.5 million for the comparable period in the prior year due mainly to a decrease in the number of engagements. Largely as a result of the restructuring initiatives in the first and second quarters, the average number of consultants decreased 11% for the three months ended January 31, 2002 compared to the same period last year; however, due to the larger percentage decline in revenue, the average number of engagements per consultant and the average fee per consultant decreased approximately 35%.

In Europe, revenue decreased $27.5 million, or 27%, to $73.8 million for the nine months ended January 31, 2002 from $101.3 million for the nine months ended January 31, 2001. The negative effect of foreign currency translation into the U.S. dollar was approximately 2% compared to the same period in the prior year. The decrease is primarily due to a decrease in the number of engagements, partially offset by an increase in the average fee per engagement compared to the prior year. The average number of consultants decreased by approximately 5% compared to the same period last year and the average number of engagements per consultant and average fee per consultant decreased approximately 30% and 20%, respectively.

Revenue in Asia/Pacific decreased $9.7 million, or 24%, to $30.3 million for the nine months ended January 31, 2002 compared to $40.0 million for the comparable period in the prior year. Excluding the negative effect of foreign currency translation into the U.S. dollar, revenue on a constant dollar basis declined 19% due primarily to a decrease in both the number of engagements and the average fee per engagement compared to the same nine month period last year. The average number of consultants was relatively flat in each of those nine month periods and as a result, the average number of engagements and the constant dollar average fee per engagement declined by approximately 10% compared to the same period last year.

        The decrease in revenue in Latin America of $5.3 million, or 20%, to $21.2 million for the nine months ended January 31, 2002 from $26.5 million for the comparable nine month period in fiscal 2001 includes a 5% decline due to the negative effect of translation into the U.S. dollar. The constant dollar decline of 15% reflects declines in all countries in the region with the most significant impact in Brazil, compared to the same period last year.

Futurestep revenue of $36.3 million for the nine months ended January 31, 2002 decreased $27.5 million, or 43%, from the same period last year. This decrease is primarily attributable to the weak global economy resulting in a a decline in the number of engagements in all geographic regions and a decrease in the average fee per engagement in Europe and Asia/Pacific in the current nine month period with the largest dollar and percentage decline reported by North America.

Compensation and Benefits.    Compensation and benefits expense decreased $91.5 million, or 30%, to $213.5 million for the nine months ended January 31, 2002 from $305.0 million for the comparable period ended January 31, 2001 due primarily to a decrease in the number of executive recruitment and Futurestep employees resulting from our restructuring initiatives in the first and second quarters of fiscal 2002 and a credit in the current year nine month period of $3.4 million from the reversal of substantially all of our contribution to the 401(k) plan accrued in fiscal 2001 that will not be paid. In executive recruitment and Futurestep, compensation and benefits expense as a percentage of revenue increased to 65.4% and 76.2%, respectively, in the most recent nine month period from 58.9% and 67.2%, respectively, in the nine months ended January 31, 2001 due primarily to the larger percentage decrease in revenue.

General and Administrative Expenses.    General and administrative expenses consist of occupancy expense associated with our leased premises, information and technology infrastructure, marketing and other general office expenses. General and administrative expenses decreased $44.0 million, or 29%, to $108.3 million for the nine months ended January 31, 2002 from $152.3 million for the comparable period ended January 31, 2001. The decrease is primarily due to a decline in advertising expense at Futurestep, a decline in engagement related expenses in executive recruitment and $8.6 million of amortization expense in fiscal 2001 not recorded in the current nine month period with the implementation of SFAS No. 142. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses and amortization expense in fiscal 2001, increased to 30% for the nine months ended January 31, 2002 from 21% for the comparable period in fiscal 2001. The increase as a percent of revenue primarily reflects the higher percentage decrease in revenue.

Operating Profit (Loss).    Operating profit (loss) decreased $136.6 million in the nine months ended January 31, 2002, to a loss of $89.5 million from a profit of $47.1 million in the prior year nine month period. Excluding Futurestep and JobDirect losses, goodwill amortization in fiscal 2001 and the $84.3 million restructuring charge in fiscal 2002, operating profit for the nine months ended January 31, 2002 decreased $72.6 million, or 86%, to $11.5 million compared to $84.1 million for the nine months ended January 31, 2001. Operating profit as a percentage of revenue, on this same basis, was 4% and 19% for the nine months ended January 31, 2002 and 2001, respectively. The lower margin in the current nine month period reflects a decline in all regions compared to the prior year nine month period due primarily to the decrease in revenue and increase in compensation and benefits and general and administrative expense as a percentage of revenue relative to the same period last year.

Interest Income and Other Income, Net.    Income interest and other income, net, includes interest income of $2.3 million and $3.4 million for the nine months ended January 31, 2002 and 2001, respectively. The decrease in interest income is due to decrease in interest bearing investments in the current nine month period. Other income, net includes an unrealized holding loss on investments of $0.7 million in 2002 and a loss on the sale of property and equipment of $0.9 million in 2001.

Interest Expense.    Interest expense was $5.9 million in the nine months ended January 31, 2002 compared to $6.1 million in the prior year, primarily due to an increase in average borrowings on our line of credit offset by a decrease in the effective interest rate.

(Benefit from) Provision for Income Taxes.    Income taxes resulted in a benefit of $11.0 million for the nine months ended January 31, 2002 compared to an expense of $18.3 million for the comparable period ended January 31, 2001. The effective tax rate was 11.7% and 41.5% for the current and prior year nine month periods, respectively. The decrease in the effective tax rates in these periods is due primarily to certain non-deductible asset impairment charges and losses in fiscal 2002.

Non-controlling Shareholders’ Interest.    Non-controlling shareholders’ interest is comprised of the non-controlling shareholders’ majority interest in our Mexico subsidiaries. Non-controlling shareholders’ interest decreased slightly to $2.5 million in the nine months ended January 31, 2002 from $2.7 million in the prior year comparable nine month period and reflects the small decline net income generated by the Mexico subsidiaries during these nine month periods.

Liquidity and Capital Resources

We have been in default under our credit agreement with Bank of America since July 31, 2001. We reached an agreement with Bank of America on March 7, 2002 to amend our credit facility from $100.0 million to $45.0 million, to waive prior defaults, to secure it by certain assets and to amend our financial covenants to make compliance more achievable going forward. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. The amended agreement requires payment of a fee of $1.0 million at inception. Additional fees of $1.5 million may be payable in three installments of $500.0 million through October 2002 if additional financing is not obtained prior to the installment due date. In addition, we paid Bank of America $8.7 million in March 2002 to reduce our outstanding balance from $48.0 million at January 31, 2002 to $39.3 million, which combined with our letters of credit utilized the $45.0 million facility. Outstanding credit facility borrowings bear interest at Prime plus 3.75% under the amended agreement compared to the default rate of Prime plus 4%.

If we are unable to refinance this facility, we may be unable to meet this obligation with our cash flow from operations. We are actively working and considering alternatives to resolve these issues. In addition, we may need to reduce working capital or capital expenditures or take other actions with respect to our business in order to conserve cash in the meantime.

We believe that cash on hand, funds from operations and borrowings under our credit facility and against COLI contracts will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements prior to the maturity of our credit facility with Bank of America. Our actual liquidity will be affected by our operating results going forward.

We maintained cash and cash equivalents of $57.7 million at January 31, 2002 and $65.2 million at January 31, 2001. During the nine months ended January 31, 2002 and 2001, cash used in operating activities was $76.6 million and cash provided by operating activities was $11.9 million, respectively. Operating cash used in the current nine month period is primarily due to net income of $3.1 million, excluding the non-cash asset impairment and restructuring charges of $68.6 million and other non-cash charges of $19.4 million, and a decrease in accounts payable and accrued liabilities of $84.9 million.

Cash used in investing activities during the nine months ended January 31, 2002 and 2001 was $2.3 million and $33.3 million, respectively. The decrease in cash used in investing activities in the current nine month period is due primarily to business acquisitions and investments in the prior fiscal year that required cash of $54.8 million offset by a decrease in net sales of marketable securities of $37.6 million compared to the same period last year resulting in a net cash savings of $17.2 million in the current nine month period. In addition, cash used to purchase fixed assets declined $13.5 million for the nine months ended January 31, 2002 compared to the same prior year period.

Cash provided by financing activities was $52.5 million and $1.6 million during the nine months ended January 31, 2002 and 2001, respectively. The increase is primarily due to net borrowings under our line of credit of $48.0 million compared to $3.0 million in the prior year. In addition, in the current nine month period, proceeds from stock options exercised were $1.0 million and receipts on shareholders’ notes related to stock were $1.9 million. Last year, proceeds from stock options exercised were $5.4 million and receipts on shareholders’ notes related to stock were $3.5 million.

We purchase COLI contracts to provide a funding vehicle for anticipated payments due under our deferred executive compensation programs. Borrowings on these COLI contracts were $10.5 million and $1.7 million for the nine months ended January 31, 2002 and 2001, respectively. Generally, we borrow against the cash surrender value of the COLI contracts to fund the COLI premium payments to the extent interest expense on the borrowings is deductible for U.S. income tax purposes; however, additional cash surrender value may be borrowed on certain COLI contracts at our discretion. Total outstanding borrowings under life insurance policies were $58.4 million and $46.6 million at January 31, 2002 and 2001, respectively. These borrowings, which are secured by the cash surrender value of the life insurance policies, do not require principal payments and bear interest at various variable rates.

Euro Conversion

As of January 1, 1999, several member countries of the European Union established fixed conversion rates among their existing local currencies and adopted the Euro as their new common legal currency. The Euro traded on currency exchanges and the legacy currencies remained legal tender in the participating countries for a transition period which expired January 1, 2002.

At January 1, 2002, the participating countries introduced Euro notes and coins and withdrew all legacy currencies. Our information technology systems allow for the recording of transactions in the Euro. Our conversion to the Euro was successful and did not have a material impact on our business or financial condition to date.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In conjunction with these new accounting standards the FASB has issued “Transition Provisions for New Business Combination Accounting Rules” (“Provisions”) that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. We elected to implement SFAS No. 141 and 142 in the first quarter of fiscal 2002.

The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. We completed our impairment analysis in the second fiscal quarter of 2002. The fair value exceeded the book value of each reporting unit or component and accordingly, there was no impairment charge. The impact on net income and earnings per share for the three months and nine months ended January 31, 2001 as if SFAS No. 142 had been implemented as of the beginning of fiscal 2001 is disclosed in “Notes to Financial Statements”.

The asset impairment charge recognized in the first and second fiscal quarters of 2002 are unrelated to the implementation of SFAS No. 142. “See Notes to Financial Statements.”

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The purpose of this statement is to develop consistent accounting for asset retirement obligations and related costs in the financial statements and provide more information about future cash outflows, leverage and liquidity regarding retirement obligations and the gross investment in long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes a number of rules which govern accounting for the impairment of long-lived assets, eliminates inconsistencies from having two accounting models for long-lived assets to be disposed of by sale and expands the definition of a discontinued operation to a component of an entity for which identifiable cash flows exist. The statement is effective for fiscal years beginning after December 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

Item 3.    QUANTIT ATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. During the nine months ended January 31, 2002 and 2001, we recognized foreign currency losses, after income taxes, of $0.1 million and $0.3 million, respectively, primarily related to our European operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

Interest Rate Risk.    We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of January 31, 2002, we had outstanding borrowings of $48.0 million on our revolving line of credit bearing interest at Prime plus 4.0%, $58.4 million of borrowings against the cash surrender value of COLI contracts bearing interest at primarily variable rates payable at least annually and $15.7 million of notes payable, of which $15.4 million is due to shareholders resulting from business acquisitions in fiscal 2000 and 2001, at rates ranging from 5.5% to 7.0%, of which $10.4 million matures in 2002 and $5.0 million matures in 2003. Currently, we have all of our investments in interest bearing money market accounts at market rates.

PART II.    OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

Under our credit agreement with Bank of America, we breached our fixed charge coverage ratio covenant for the period ended July 31, 2001 and our fixed charge coverage and leverage ratio covenants for the period ended October 31, 2001, each of which constitutes an event of default. We are not in default in the payment of any principal or interest thereunder. We reached an agreement with Bank of America on March 7, 2002 to amend our credit facility from $100 million to $45 million, to waive prior defaults, to secure it by certain assets and to amend our financial covenants to make compliance more achievable going forward. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exihibit Number	Description of Exhibit

10.1	Amendment No. 3 to Loan Agreement, dated as of March 7, 2002.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2002	KORN/FERRY INTERNATIONAL

	By:	/S/ DONALD E. JORDAN
Donald E. Jordan Interim Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment No. 3 to Loan Agreement, dated as of March 7, 2002.