Form 10-K
period 2002-04-30
KORN FERRY INTERNATIONAL
filed 2002-07-29
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        The number of shares outstanding of our common stock as of July 26, 2002 was 37,860,871 shares. The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on July 26, 2002 (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $227,593,616, based upon the closing market price of $6.18 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on September 24, 2002 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL
Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2002

PART I.

Item 1.     Business

Business Overview

Korn/Ferry International, or KFY, is the world’s leading recruitment firm with the broadest global presence in the recruitment industry. Since 1969 when we opened our first office in Los Angeles, we have grown to 71 cities in 36 countries. In 1998, we extended our market reach into the middle-management recruitment market with the introduction of Futurestep, our technology based recruitment service. As of April 30, 2002, we have approximately 1,799 employees, including 443 executive recruitment and 81 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as governmental and not-for-profit organizations. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2002 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

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

Middle-Management Recruitment:    Futurestep, our leading middle-management recruitment business, draws from Korn/Ferry’s more than 30 years of industry experience to create customized recruitment strategies based on clients’ individual workforce needs. In addition to middle management search, Futurestep offers project recruitment and integrated managed services. Futurestep combines solution-oriented service with today’s leading technologies to deliver strong candidates and fast cycle times. At April 30, 2002, the Futurestep database contained approximately 1,161,000 recruitment candidates.

Industry Overview

We have historically operated in the executive search market and have aggressively used technology to expand our presence into middle-management search.

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

Other Human Capital Services:    In addition to executive and middle-management recruitment, we provide management assessment and executive coaching services.

Industry Trends

There are and will be times, such as the present, when the recruitment industry is adversely affected by worldwide economic conditions. However, we believe that a number of favorable trends will contribute to the long-term growth of the recruitment industry:

One-Stop Shopping of Executive Human Capital Solutions—In choosing their recruitment and human resource service providers, companies are increasingly looking to those companies that can address a broad range of their recruitment needs. Clients are seeking trusted partners who understand their business and their unique organizational culture and who can manage their business on a global basis.

Increased Use of Advanced Technology—The emphasis of the recruitment business is shifting from candidate identification to candidate assessment and placement. The emphasis on assessment and placement is being driven by enhancements in technology as it has become easier to identify candidates in on-line and off-line databases. In addition, information technology and the Internet are creating efficient ways to manage the recruitment process and identify, recruit and assess candidates. At the same time, new barriers to entry into the executive recruitment industry are being created as investments in information technology become critical to serve clients’ needs globally.

Increased Outsourcing of Recruitment Functions—Recent economic factors are requiring companies to focus on core competencies and to outsource recruitment functions to providers who can efficiently provide high quality recruitment services. A shortage of qualified management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

•	Access a diverse and highly qualified field of candidates on an as-needed basis;

•	Reduce the costs required to maintain and train a recruiting department in a rapidly changing industry;

•	Benefit from the most updated industry and specific geographic market information;

•	Access leading search technology software; and

•	Maintain management focus on strategic business issues.

Globalization of Business—As the world markets continue to integrate into one global economy, more companies are required to supplement internal talent with experienced senior executives who can operate effectively in a global economy. The rapidly changing competitive environment increasingly challenges multinational and local companies to identify qualified executives with the right combination of skills, experience and cultural compatibility. Clients are increasingly turning only to those firms that have the necessary proven expertise and intimate knowledge of key industries and local markets that enable them to address their clients’ global recruitment needs.

Other Industry Trends—In addition to the industry trends mentioned above, we believe the following trends will also contribute to the growth of the recruitment industry:

•	Increasing demand for managers with broader qualifications;

•	Increasing desire by candidates to more actively manage their careers;

•	Aging baby-boom generation resulting in a smaller pool of available candidates; and

•	Shortening executive management tenures and more frequent job changes.

Growth Strategy

Our objective is to expand our position as the preeminent global recruitment firm. The principal elements of our strategy include:

Broadening our Product and Service Offerings

In addition to being the world’s leading executive recruitment firm, we also offer clients middle management recruitment, project recruitment and integrated managed services through Futurestep, strategic management assessment services and executive coaching. We will continue to develop and add new products and services that our clients demand and that we feel are consistent with our brand positioning.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, multinational clients will increasingly turn to strategic partners that can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. In fiscal year 2002, we formally launched our global account management program which identifies account leaders for multinational clients, provides training and software support to manage these accounts, and develops guidelines and protocols to support cross-border assignments for these clients.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

An advanced technology infrastructure has become a critical element of the recruitment business. In the executive recruitment market, we have invested approximately $65.0 million over the past three fiscal years to develop a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software. In June 2000, we introduced e-Korn/Ferry, our executive search Internet tool that allows executives to submit relevant employment information to us. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

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

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.    Our executive recruitment services are typically used to fill executive-level positions, such as board of directors, chief executive officers, chief financial officers and other senior executive officers. Once we are retained by a client to conduct an assignment, we assemble a team comprised of consultants with geographic, industry and functional expertise. Our search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 2002, we performed over 5,200 executive recruitment assignments.

We use a search methodology that has been developed through many years of experience in conducting executive recruitment. We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client’s organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future direction and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract high quality candidates.

Once the position is defined, the research team identifies, through the use of our proprietary databases and a number of key technology-based information resources, companies that are in related industries facing similar challenges and issues with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources, and our databases that contain profiles of over 2,300,000 executives, including those obtained through e-Korn/Ferry, to help identify individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences or in-person meetings. The client is then presented with up to five qualified candidates to interview. We conduct reference checks throughout the process, sometimes with the assistance of an independent third party.

The finalist for the position will usually meet with the client for a second and possibly a third round of discussions. At this point, the compensation package for each will have been discussed in detail increasing the likelihood that offers will be accepted. Generally, the search consultants will participate in the negotiations until a final offer is made and accepted. Throughout the process, ongoing communication with the client is critical to keep client management apprised of progress.

Industry Specialization.    Consultants in our five global markets and three regional specialty practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry. We plan to continue to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2002 Assignments by Industry Specialization

Global Markets:
Financial Services	20%
Industrial	20%
Technology	20%
Consumer	19%
Life Sciences	10%
Regional Specialties:
Education/Not-for-profit	5%
Healthcare Provider	5%
General	1%

Functional Expertise.    We have organized executive recruitment centers of functional expertise, made up of consultants who have extensive backgrounds in placing executives in certain functions, such as directors, chief executive officers and other senior executive and financial officers. Our board services practice, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands for accountability and more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire on the part of companies to broaden the expertise of their board are raising the standards required to identify and recruit directors with the needed skills. We have established significant expertise in this area and have built a proprietary database with the names and backgrounds of all the Fortune 1000 directors, plus a significant number of middle-market and high-growth company board members, to help support board searches. Members of functional groups are located throughout our regions and across our specialty practice groups.

Percentage of Fiscal 2002 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	54%
Marketing and Sales	20%
Manufacturing/Engineering/Research and Development/Technology	8%
Finance and Control	7%
Human Resources and Administration	7%
Information Systems	4%

Organization

North America—We opened our first office in Los Angeles in 1969, and currently have 23 offices throughout the United States and Canada. The North America region has grown from $154.9 million in revenue in fiscal 1998 to a high of $343.1 million in fiscal 2001 and fell to $204.0 million in fiscal 2002. In fiscal 2002, we handled over 2,100 assignments in this region, with an average of 241 consultants.

Europe—We opened our first European office in London in 1972 and currently have 22 offices throughout 17 countries in the region. The European region has grown from $81.5 million in revenue in fiscal 1998 to a high of $135.3 million in fiscal 2001 and fell to $93.0 million in fiscal 2002. We handled over 1,800 assignments in fiscal 2002 in this region, with an average of 146 consultants.

Asia/Pacific—We opened our first Asia/Pacific office in Tokyo in 1973, and have built a 14-office network throughout ten countries in the region. The Asia/Pacific region has grown from $34.4 million in revenue in fiscal 1998 to a high of $54.0 million in fiscal 2001 and fell to $38.9 million in fiscal 2002. We handled nearly 900 assignments in fiscal 2002 in this region, with an average of 62 consultants. The latest Economist Intelligence Unit report on Executive Search in Asia and Australia describes us as the leading executive search firm in the region.

South America—We opened our first South American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a 49% interest in a company in Mexico City and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2002, we operated a network of seven offices in six countries covering the entire South America region and two offices in Mexico. The region, including Mexico, generated revenue of $27.5 million in fiscal 2002 compared to $30.1 million in fiscal 1998. This decrease includes the negative impact on fiscal 2002 revenue of translation into U.S. dollars compared to fiscal 1998 exchange rates, with the greatest impact in Brazil. We handled nearly 800 assignments in fiscal 2002 in this region, with an average of 39 consultants. On a constant dollar basis, our share of the operating results for our Mexico subsidiaries are included net in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.    Our clients are many of the world’s largest and most prestigious public and private companies, including 35% of the Fortune 500 companies. In fiscal 2002, approximately 4.7% of our total revenue was derived from our top ten customers. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2002 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Competition.    We are the leading global executive recruitment firm. Other multinational executive recruitment firms include Heidrick & Struggles International, Inc., Spencer Stuart & Associates, Egon Zehnder International and Russell Reynolds Associates, Inc. Although these firms are our primary competitors, we also compete with smaller firms that specialize in specific regional, industry or functional searches. We believe our brand name, global network, prestigious client list, strong specialty practices and quality of service are recognized worldwide. We also believe that our equity-based compensation scheme distinguishes us from many of our competitors and is important for retaining consultants.

Middle-Management Recruitment Services

Overview.    Futurestep offers clients a multi-tiered portfolio of services, ranging from middle-management search to project recruitment and integrated managed services. Each Futurestep solution benefits from the in-depth industry and functional-area expertise of our global consultant network, guaranteeing that clients work with people who understand their business and have the knowledge base to qualify candidates effectively.

Futurestep was the first company to combine traditional search expertise with the reach and speed of the Internet. Futurestep consultants, based in more than 20 countries, have instant access to the world’s largest database of prescreened middle-management professionals. The global candidate pool complements our international presence and multi-channel sourcing strategy to ensure speed, efficiency and quality of service for clients worldwide.

Futurestep’s middle-management search uses multiple sourcing channels, validated cultural assessments and a global database of more then one million prescreened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse set of candidates matched toward specific cultural and strategic requirements.

For multiple recruiting projects, Futurestep consultants work with clients to analyze existing internal recruitment capabilities and develop a co-sourcing platform that emphasizes shared ownership of the recruitment process. Futurestep also offers managed services to clients seeking a fully integrated, single source for their recruitment needs.

Organization.    We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia/Pacific. In fiscal 2002, we consolidated all of Futurestep’s back office functions with Korn/Ferry and co-located Futurestep with Korn/Ferry offices in North America to streamline the business. At April 30, 2002, we had Futurestep operations in ten cities in North America, eighteen in Europe and seven in Asia/Pacific.

Competition.    We believe that there is no competitor that currently competes directly with all of the services provided by Futurestep. Futurestep competes for assignments:

•	generally, with contingency firms who do not have the same pricing structure or provide all of the same services and

•	to a lesser extent in the technology based middle-management recruitment industry, with firms such as TMP Worldwide.

Although technology oriented companies may be drawn to the recruitment business by their ability to leverage their existing technology, their lack of a recognized brand name, experienced consultants and global footprint act as significant barriers to entry.

Strategic Management Assessment.    We have expanded strategic management assessment beyond Europe to cover North and Latin America, Australia and Japan. This service focuses on helping corporate leadership evaluate the individual and collective performance of their management team. This service, which further extends the range of leadership capital solutions we offer to our clients, is a valuable tool for the chief executive, board of directors and other senior officers in pursuing organizational transformation and the alignment of senior management with the Company’s strategic goals and internal values. This service responds to our clients’ needs for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital firms, to evaluate the leadership team in existing or prospective portfolio companies. The assessment process is performed by consultants with extensive experience in interviewing and evaluating senior executives and who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument that was developed for us by leading assessment experts and is supported by a proprietary systems platform.

Technology

Our technology enhances the functionality, speed and quality of our human capital services. It also represents a long-term strategic initiative designed to create competitive advantages and sustained growth. We have evolved our technology capability through acquisition, purchase, and development of state-of-the-art components. Our technology is scaleable and will accommodate future growth in our current services as well as the addition of new services.

In fiscal 2002, we consolidated our technology operations to support all business units via a common data center and global telecommunications infrastructure. This consolidation brought significant cost savings through the elimination of duplicate resources, as well as enhanced disaster recovery capabilities and scaleable storage solutions. Our enterprise systems and global database are housed in the Qwest CyberCenter 24x7 secure hosting facility in Burbank, California.

Our professionals use our information technology infrastructure to:

•	develop and manage company and candidate profiles;

•	obtain information from and correspond with candidates;

•	identify market needs and new business opportunities; and

•	coordinate and implement marketing, communication, financial and administrative functions throughout our global operations.

The core component and driving force of our technology is e-Korn/Ferry, our worldwide Executive Center web site and global candidate management system. In fiscal 2002, the e-Korn/Ferry architecture was enhanced and expanded to support operational consolidation and to leverage our core technology across multiple business channels. We now support all of our major product lines on a common technology platform. Our multi-business technology platform not only enables us to develop new products for our diverse businesses, but positions us to share the benefits of our technology with our clients to complement our consulting based human capital services.

This multi-business architecture enabled us to rapidly partner with Yahoo! in fiscal 2002 to develop a co-branded Yahoo-Futurestep web site. In addition, in fiscal 2002, we delivered three new management assessment products under the e-Korn/Ferry architecture: an assessment tool using a proprietary and statistically validated model and a series of “best-in-class” success profiles; a web site where executives and candidates are individually invited to create a resume and take the on-line assessment tests; and a web-based application to manage objective setting, measurement and performance evaluation for managers and their staff.

Organization

Our executive recruitment business is managed on a geographic basis through four regions: North America, Europe, Asia/Pacific and South America. Our executive recruitment business in Mexico is operated through our equity investments, primarily Korn/Ferry S.A. de CV in Mexico City and Korn/Ferry Del Norte in Monterrey and

is included in South America for management reporting. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia/Pacific.

Professional Staff and Employees

As of April 30, 2002, we had approximately 1,495 executive recruitment employees consisting of 443 consultants, 991 associates, researchers, administrative and support staff; and 61 corporate professionals. In addition, we had 14 consultants in our two unconsolidated Mexico offices. Futurestep had 304 employees at April 30, 2002 consisting of 81 consultants and 223 administrative and support staff. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good.

In executive search, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead an assignment. We have training and professional development programs and a high rate of internal promotions. Promotion to vice president is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market, how to retain clients and develop repeat business, and the ability to help build effective teams. In addition, we have a program of recruiting experienced professionals into our firm.

The following table provides information relating to each of our business segments for fiscal 2002:

	Revenue	Operating (Loss)	Pro forma Operating Profit (Loss)(1)	Number of Offices as of April 30, 2002	Number of Consultants as of April 30, 2002
	(in millions)
Executive Recruitment:
North America	$204.0	$(10.7)	$18.5	23	224
Europe	93.0	(15.3)	(8.0)	22	132
Asia/Pacific	38.9	(1.5)	0.4	14	62
South America	11.3	(2.1)	(2.2)	7	25
Futurestep(2)	45.3	(37.8)	(15.4)	19	81
JobDirect	1.4	(38.2)	(5.8)

(1)	Pro forma operating profit (loss) excludes asset impairment and restructuring charges of $93.2 million on a consolidated basis.
(2)	Futurestep offices exclude 16 offices co-located with executive recruitment.

Mexico, with two offices and 14 consultants at April 30, 2002, reported revenue, operating profit and pro forma operating profit of $16.2 million, $6.1 million and $6.1 million for fiscal 2002 excluded from the table above. Our less than 50% interest in the Mexico operations is accounted for under the equity method and included in the consolidated statement of operating results as equity in earnings of unconsolidated subsidiaries. See “Notes to the Consolidated Financial Statements, Note 10” for business segment and geographic area results for the past three fiscal years.

Risk Factors

The risks described below are the material risks facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operation. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Competition in our industry could result in our losing market share and our charging lower prices for our service, which could reduce our revenue.

We compete for executive search business with numerous executive search firms and businesses that provide job placement services. Traditional executive search competitors include Heidrick & Struggles, Inc.,

Spencer Stuart & Associates, Egon Zehnder International and Russell Reynolds Associates, Inc. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are few barriers to entry into the executive search industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. Increased competition may lead to pricing pressures that could negatively impact our business.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive search firms for qualified consultants. Consultants are paid salaries with the potential to earn performance-based bonuses. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation system, whether as a result of insufficient revenue, a decline in the market price of the common stock or for any other reason, could impair our ability to retain existing or attract additional qualified consultants with the requisite experience, skills or established client relationships. In addition, many of our consultants hold shares of our common stock that will become freely tradable in February 2003 or earlier if we agree. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed, and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients and harm our business.

Economic conditions in the geographic regions and the industries from which we derive a significant portion of our revenue could undermine our future profitability.

Demand for our services is significantly affected by the general level of economic activity in the geographic regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. Therefore, a significant economic downturn, on a global basis, in North America, or in other regions or industries where our operations are heavily concentrated, such as the advanced technology and financial services industries could harm our business, results of operations and financial condition. Currently, the global financial markets, especially in the United States, continue to experience significant turmoil, negatively impacting our revenue and operating profits. In addition, in fiscal 2002, our total assignments included 20% related to the technology industry and 20% related to the financial services/investments industry, both of which have experienced volatility recently.

We face risks associated with political instability, legal requirements and currency fluctuations in our international operations.

We operate in 36 countries and generate nearly half our total revenue from operations outside of North America. There are certain risks inherent in transacting business worldwide, such as:

•	changes in and compliance with applicable laws and regulatory requirements;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing global operations;

•	problems in collecting accounts receivable;

•	political instability;

•	fluctuations in currency exchange rates;

•	repatriation controls; and

•	potential adverse tax consequences.

We have no hedging or similar foreign currency contracts, and therefore fluctuations in the value of foreign currencies could harm our global operations. We cannot assure you that one or more of these factors will not harm our business, financial condition or results of operations.

We are limited in our ability to recruit employees of our clients and we could lose those opportunities to our competition, which could harm our business.

Either by agreement with clients, or for client relations or marketing purposes, executive search firms sometimes refrain, for a specified period of time, from recruiting employees of a client when conducting searches on behalf of other clients. These off-limits agreements can generally remain in effect for up to two years following completion of an assignment. The duration and scope of the off-limits agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which the executive search firm has been engaged to perform executive searches for the client. Our inability to recruit employees of these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot assure you that off-limits agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

Our financial results may suffer if Futurestep does not become profitable.

Futurestep has incurred operating losses of $100.1 million from inception through April 30, 2002. In addition, we believe Futurestep, primarily overseas, will continue to generate operating losses through at least the end of fiscal 2003. We cannot assure you that Futurestep’s operating losses will not increase in the future. If Futurestep does not become profitable, our financial results may suffer. The success of Futurestep is dependent on the use of the Internet by candidates, our ability to attract candidates to Futurestep’s website, the relationships that our executive recruitment consultants have with clients and client acceptance of Futurestep’s recruitment services. If our executive recruitment consultants do not actively promote our technology-based services to our clients, the revenue growth and profitability of these services could be harmed.

If we are unable to retain our executive officers and key personnel, or to integrate new members of our senior management that are critical to our business, we may not be able to successfully manage our business in the future.

Our future success depends upon the continued service of our executive officers and other key management personnel. If we lose the services of one or more of our executives or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

We rely heavily on our information systems and if we lose that technology, or fail to further develop our technology, our business would be harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development, either internally or through independent consultants, of new proprietary software. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or any interruption or loss of our information processing capabilities, for any reason, could harm our business, results of operations and financial condition.

If we are unable to maintain our professional reputation and brand name, our business will be harmed.

We depend on our overall reputation and brand name recognition to secure new engagements and hire qualified professionals. Our success also depends on the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referral by those clients. Any client who is dissatisfied with our work can adversely affect our ability to secure those new engagements.

If any factor hurts our reputation, including poor performance, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failing to maintain our professional reputation and brand name could seriously harm our business.

We are subject to potential legal liability from both clients and employers, and our insurance coverage may not cover all of our potential liability.

We are exposed to potential claims with respect to the executive search process. A client could assert a claim for matters such as breach of an off-limits agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we place could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination or other violations of employment law by one of our clients. We cannot assure you that our insurance will cover all claims or that our insurance coverage will continue to be available at economically feasible rates.

Certain of our historical statements were audited by Arthur Andersen LLP, and your ability to rely on those statements and recover from them may be limited.

On April 11, 2002, our board of directors, upon recommendation of the audit committee, dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP as our new independent auditors. Ernst & Young LLP has audited our financial statements for the fiscal year ended April 30, 2002 but not any prior fiscal year. We have restated our financial statements for the fiscal years ended April 30, 2000 and 2001 relating to the consolidation of our Mexico subsidiaries. The statements for those fiscal years were audited by Arthur Andersen LLP, and we have not been able to have their reports for those fiscal years reissued. In addition, we will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement we may file as required by Section 7 of the Securities Act. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent. The ability of investors to recover from Arthur Andersen LLP may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

Our stock price could fluctuate significantly.

The market price of our common stock has fluctuated in the past and is likely to fluctuate in the future. Significant fluctuation in the market price of our common stock can occur for a number of reasons, including:

•	changes in economic conditions;

•	fluctuations in our financial performance;

•	changes in our capital structure and liquidity;

•	the expiration of employee lock-up agreements in February 2003 or earlier if we agree;

•	changes in management or key consultants; and

•	industry developments.

In addition, the securities markets have experienced significant price and volume fluctuations that are independent of the operating performance of individual companies. These market fluctuations could also materially and adversely affect the market price of our common stock. Past stock price performance is not an indication of future performance.

Item 2.     Properties

Our corporate office is located in Los Angeles, California. We lease all 85 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and South America. As of April 30, 2002, we leased an aggregate of approximately 812,000 square feet of office space. The leases generally are for terms of one to ten years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.     Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 2002.

Executive Officers as of April 30, 2002

Name	Age	Position
Paul C. Reilly	48	Chairman of the Board and Chief Executive Officer
Gary D. Burnison	41	Chief Financial Officer, Treasurer and Executive Vice President
Gary C. Hourihan	53	Executive Vice President—President Global Management Assessment
James E. Boone	54	President of the Americas
Robert H. McNabb	55	Chief Executive Officer for Futurestep

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for of each of our executive officers as of April 30, 2002.

Paul C. Reilly has been Chief Executive Officer and President since June 2001. Prior to joining Korn/Ferry International, Mr. Reilly was at KPMG International, where he was Chief Executive Officer. Mr. Reilly joined KPMG International in 1987.

Gary D. Burnison has been Executive Vice President, Chief Financial Officer and Treasurer since March 2002 and is a member of our Global Operating Committee. Prior to joining Korn/Ferry International, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, Mr. Burnison served as Senior Vice President, Strategic Planning, Treasurer and Corporate Development and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Mr. Burnison began his career at KPMG Peat Marwick, where he was a partner.

Gary C. Hourihan is a Corporate Executive Vice President and President of Management Assessment, for Korn/Ferry International, responsible for overseeing global operations and strategy for our Management Assessment business. Mr. Hourihan is also a member of our Global Operating Committee and was our Executive

Vice President—Organizational Development from January 1999 to December 2001. Prior to joining Korn/Ferry International, he was the co-founder, Chairman, and Chief Executive Officer of SCA Consulting, L.L.C., one of the leading executive compensation consulting firms in the United States, where he was employed from November 1984 until joining Korn/Ferry International.

James E. Boone is President of the Americas and Chairman of the Global Operating Committee. Prior to joining Korn/Ferry International in 1995, Mr. Boone was a senior partner and executive committee member of a leading international executive search firm.

Robert H. McNabb was elected Chief Executive Officer for Futurestep in July 2002 and is a member of our Global Operating Committee. Prior to becoming the Chief Executive Officer for Futurestep, he was President of the Futurestep Americas and Asia/Pacific regions since December 2001. Prior to joining Futurestep, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

PART II.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2002
First Quarter	$23.99	$14.90
Second Quarter	$15.79	$6.66
Third Quarter	$11.40	$6.90
Fourth Quarter	$11.40	$5.80
Fiscal Year Ended April 30, 2001
First Quarter	$36.63	$21.13
Second Quarter	$40.44	$29.69
Third Quarter	$38.00	$16.25
Fourth Quarter	$20.60	$14.90
Fiscal Year Ended April 30, 2000
First Quarter	$17.00	$11.75
Second Quarter	$25.25	$12.50
Third Quarter	$39.00	$20.75
Fourth Quarter	$44.13	$21.38

On July 26, 2002 the last reported sales price on the New York Stock Exchange for the common stock was $6.18 per share and there were approximately 2,800 beneficial holders of the common stock.

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

Recent Sales of Unregistered Securities

We issued securities convertible into or exercisable for approximately 4.9 million shares of common stock in June 2002 to purchasers affiliated with Friedman, Fleischer & Lowe. These issuances were exempt pursuant to Regulation D under the Securities Act.

We issued 105,672 shares of common stock in April 2002 to three individuals in France in connection with the acquisition of an executive recruitment firm in that country, which closed in fiscal 1999. These issuances were exempt pursuant to Regulation S under the Securities Act.

We issued 5,120 shares of common stock in June 2001 to an individual in Switzerland in connection with the acquisition of an executive recruitment firm in that country, which closed in fiscal 1999. This issuance was exempt pursuant to Regulation S under the Securities Act.

We issued 10,076 shares of common stock in June 2001 to four individuals in Australia in connection with the acquisition of the Australian business of Amrop International, which closed in fiscal 2000. These issuances were exempt pursuant to Regulation S under the Securities Act.

Item 6.     Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Related Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2002, 2001 and 2000 and the selected balance sheet data as of April 30, 2002 and 2001 are derived from our consolidated financial statements, audited by Ernst & Young LLP in 2002 and Arthur Andersen LLP in prior years, appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 1999 and 1998 and the balance sheet data as of April 30, 2000, 1999 and 1998 are derived from consolidated financial statements and notes thereto, audited by Arthur Andersen LLP, which are not included in this Form 10-K report. However, data for the years ended and as of April 30, 2001, 2000, 1999 and 1998 have been restated to reflect the operating results of our Mexico subsidiaries under the equity method. Ernst & Young LLP has applied certain procedures to the restatement adjustments for fiscal 2001 and 2000 as described in their report on the 2002 consolidated financial statements. Ernst & Young LLP has not performed any procedures with respect to the data and restatement adjustments for fiscal 1999 and 1998.

	Fiscal Year Ended April 30,
	2002	2001	2000	1999	1998
		Restated(3)	Restated(3)	Restated(3)	Restated(3)
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Revenue	$393,891	$636,298	$487,562	$344,265	$290,659
Compensation and benefits	273,994	383,277	295,307	223,788	194,504
General and administrative expenses	132,327	197,948	143,344	92,027	85,663
Goodwill and asset impairment and restructuring charges(1)	93,203
Non-recurring charges(2)				89,202

Operating profit (loss)	(105,633)	55,073	48,911	(60,752)	10,492
Interest and other income (expense)	(6,087)	(3,278)	2,328	(275)	(1,394)
(Benefit from) provision for income taxes	(12,328)	22,443	21,938	6,928	4,897
Equity in earnings of unconsolidated subsidiaries	1,141	1,661	1,510	1,529	1,043

Net income (loss)	$(98,251)	$31,013	$30,811	$(66,426)	$5,244

Net income (loss) per share:
Basic	$(2.62)	$0.83	$0.85	$(2.37)	$0.24
Diluted	(2.62)	0.81	0.82	(2.37)	0.23
Weighted average common shares outstanding:
Basic	37,547	37,266	36,086	28,086	21,885
Diluted	37,547	38,478	37,680	28,086	23,839
Other Data:
Revenue by business segment:
Executive recruitment:
North America	$203,986	$343,095	$271,313	$185,525	$154,903
Europe	92,972	135,278	112,045	101,515	81,543
Asia/Pacific	38,936	53,977	48,603	35,024	34,411
South America	11,350	17,183	17,307	17,863	19,802
Futurestep	45,261	82,082	38,294	4,338
JobDirect	1,386	4,683
Number of offices (at period end)	85	103	102	69	69
Number of consultants (at period end)	524	663	583	414	384
Number of assignments	7,682	11,291	8,636	6,347	5,493
Selected Balance Sheet Data:
Cash and cash equivalents	$66,128	$85,661	$83,653	111,739	29,313
Marketable securities, current		16,397	59,978	21,839
Working capital	25,610	51,211	78,470	112,927	23,188
Total assets	377,574	496,102	472,178	301,311	173,679
Total long-term debt	1,634	11,842	16,915	2,360	6,151
Total shareholders’ equity and mandatorily redeemable stock	179,297	270,166	231,224	172,686	58,754

(1)
In response to deteriorating economic conditions encountered in the first fiscal quarter of 2002, we developed a series of restructuring initiatives to address the cost structure and to reposition us to gain market share and take full advantage of any economic upturn. In the fourth fiscal quarter, we further streamlined European operations and identified an additional investment that was permanently impaired. As a result, we recognized asset impairment and restructuring charges of $93.2 million in fiscal 2002 comprised of (a) goodwill impairment for JobDirect of $28.9 million and for North America executive recruitment of $14.0 million, (b) other asset impairments of $15.1 million, (c) a severance restructuring charge of $19.1 million, and (d) a facilities restructuring charge of $16.1 million.

(2)
In fiscal 1999, we recognized a non-recurring compensation and benefits expense of $89.2 million, at the completion of the initial public offering, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by us in the period beginning twelve months before the initial filing date of the Registration Statement relating to the initial public offering and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption by us of certain shares of our capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. We also recognized non-recurring charges of $7.3 million related to costs, primarily severance and benefits expense, incurred to achieve operating efficiencies in fiscal 1999 and $2.6 million related to the resignation of the former President and Chief Executive Officer.

(3)
As further described in notes 1 and 14 to the consolidated financial statements, we have restated our previously reported results to account for our investment in our Mexico subsidiaries under the equity method of accounting. The restatement from the consolidation method to the equity method reduced revenue and expenses in each fiscal year, but had no impact on net income, earnings per share or total shareholders’ equity.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this annual report on Form 10-K.

Overview

We are the world’s leading recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), strategic management assessment and executive coaching. We have approximately 443 executive recruitment consultants and 81 Futurestep consultants based in nearly 90 offices across 36 countries. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2002 were for board level, chief executive and other senior executive positions and our 3,908 clients included approximately 35% of the Fortune 500 companies. We have established strong client loyalty;

more than 81% of the executive recruitment assignments we performed in fiscal 2002 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Based on deteriorating economic conditions in late fiscal 2001, we began developing a series of restructuring initiatives in the quarter ended July 31, 2001, to address our cost structure and to reposition the enterprise to gain market share and take full advantage of the eventual economic recovery. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service.

In August 2001, we announced these business realignment initiatives designed to reduce expenses in response to the current economic environment and to reposition our company to take advantage of the increase in the demand for recruitment services when the economy improves. These initiatives resulted in a total charge against earnings in the first six months of fiscal 2002 of approximately $84 million. The charge reflects costs associated with a decision to reduce the workforce by approximately 25%, or over 600 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; exit the college recruitment market and write-down related assets and goodwill.

In April 2002, we implemented additional business realignment initiatives to further downsize our operations in Europe, resulting in severance and facilities related charges for Futurestep and executive recruitment of $4.9 million. In addition, we recognized a one-time non-cash charge of $4.0 million to write-off a non-strategic investment that we believe is permanently impaired.

In June 2002, we announced that we would account for our ownership interests in our Mexico subsidiaries, which have been part of Korn/Ferry since 1977, under the equity method and restate our prior years results. Previously, we had consolidated the Mexico subsidiaries operating results with a deduction for the other shareholders’ interest after tax. While we believe that the consolidation method reflects the way these subsidiaries are managed and operate, the equity method best reflects our less than 50% voting interest in the common stock of these entities. There is no impact on earnings, EPS, shareholders’ equity or net cash flow as a result of this restatement; however, revenue and expenses will be reduced.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    Management is required to establish policies and procedures to ensure that revenue is only recorded for valid engagements, that the revenue from each engagement is recorded over the period of performance and related costs are matched against this revenue. We provide recruitment services on a retained basis. Since the search is not contingent upon placement of a candidate, our assumptions are mainly related to establishing the period over which the service is performed. These assumptions determine the timing of revenue recognition and profitability for the period reported. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could be over or understated.

Deferred Compensation.    Deferred compensation requires assumptions regarding participant data and the discount rate that can significantly impact the liability on our balance sheet and the related cost in our statement of operations. Management engages an actuary to review these assumptions to ensure that they reflect the population and economics of our deferred compensation plans in all material respects. The actuarial assumptions we use may differ from actual results due to changing market conditions, or changes in the participant population. These differences could have a significant impact on our costs and liability.

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles to determine the carrying value of various assets. Our most significant assets that require management to prepare or obtain valuations are goodwill and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and net earnings.

Results of Operations

The following table summarizes the results of our operations with Mexico on an equity basis for each of the past three fiscal years as a percentage of revenue:

	Fiscal Year Ended April 30,
	2002	2001*	2000*
Revenue	100%	100%	100%
Compensation and benefits	70	60	61
General and administrative expenses	34	31	29
Asset impairment and restructuring charges	24
Operating profit (loss)	(27)	9	10
Net income (loss)	(25)	5	6

*	Restated with Mexico reported on the equity method.

Excluding the impairment and restructuring charges in fiscal 2002 and, for comparability (under Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”), goodwill amortization in fiscal 2001 and 2000, operating profit (loss) as a percentage of revenue is (3%), 11%, and 11% for the fiscal years ended April 30, 2002, 2001 and 2000, respectively. On this same basis, net income (loss) as a percentage of revenue is (4%), 7%, and 7% for the fiscal years ended April 30, 2002, 2001 and 2000, respectively.

The continued weakness in the global economy has resulted in decreases in revenue in all of our business lines and geographic regions in fiscal 2002. This decline follows a 10 year period of double digit growth.

Executive recruitment revenue and operating profit (loss), excluding asset impairment and restructuring charges, declined in all geographic regions in fiscal 2002 compared to each of the last two fiscal years. The decline is due primarily to the slowdown of the United States economy that contributed to a decline of $139 million or 41% in executive recruitment revenue in North America for fiscal 2002 compared to fiscal 2001.

The decline in Futurestep revenue of 45% for the fiscal year ended 2002 compared to fiscal 2001 reflects a decline in all geographic regions that is attributed to the weakness in the global economy. Futurestep operations in North America experienced the largest decline compared to the prior year primarily due to a decline in the number of engagements.

The following tables summarize the results of our operations by business segment for each of the past three fiscal years with Mexico on an equity basis. As a result of our change in accounting for our Mexico operations, we have renamed our Latin America segment South America. The South America business segment excludes Mexico revenue of $16,179, $17,479 and $13,181 and operating profit of $6,139, $7,834, and $5,894 in fiscal 2002, 2001 and 2000, respectively.

	Fiscal Year Ended April 30, (dollars in thousands)
	2002		2001		2000
	Dollars	%	Dollars	%	Dollars	%
			Restated		Restated
Revenue
Executive recruitment:
North America	$203,986	52%	$343,095	54%	$271,313	56%
Europe	92,972	24	135,278	21	112,045	23
Asia/Pacific	38,936	10	53,977	9	48,603	10
South America	11,350	3	17,183	3	17,307	4
Futurestep	45,261	12	82,082	13	38,294	8
JobDirect	1,386		4,683	1

Total revenue	$393,891	100%	$636,298	100%	$487,562	100%

	Pro forma Fiscal Year Ended April 30, (dollars in thousands)
	2002		2001		2000
	Dollars	Margin	Dollars	Margin	Dollars	Margin
			Restated		Restated
Operating profit (loss) before asset impairment and restructuring charges
Executive recruitment:
North America	$18,503	9%	$70,833	21%	$53,673	20%
Europe	(7,990)	(9)	21,826	16	13,850	12
Asia/Pacific	393	1	6,918	13	5,468	11
South America	(2,154)	(19)	672	4	1,798	10
Futurestep	(15,351)	(34)	(23,982)	(29)	(23,216)	(61)
JobDirect	(5,831)		(9,668)

Pro forma total operating profit (loss)	$(12,430)	(3)%	$66,599	11%	$51,573	11%

The following table summarizes the asset impairment and restructuring charges in fiscal 2002 and the goodwill amortization in fiscal 2001 and 2000 excluded from the table immediately above.

	Fiscal Year Ended April 30,
	2002	2001	2000
	(dollars in thousands)
Executive recruitment:
North America	$29,249	$5,753	$890
Europe	7,350	1,866	816
Asia/Pacific	1,846	286	294
South America
Futurestep	22,422	2,040	662
JobDirect	32,336	1,581

Total	$93,203	$11,526	$2,662

Operating profit (loss) based on reported results follows:

	Fiscal Year Ended April 30, (dollars in thousands)
	2002		2001		2000
	Dollars	Margin	Dollars	Margin	Dollars	Margin
			Restated		Restated
Operating profit (loss)
Executive recruitment:
North America	$(10,746)	(5)%	$65,080	19%	$52,783	20%
Europe	(15,339)	(17)	19,960	15	13,034	12
Asia/Pacific	(1,453)	(4)	6,632	12	5,174	11
South America	(2,154)	(19)	672	4	1,798	10
Futurestep	(37,774)		(26,022)		(23,878)
JobDirect	(38,167)		(11,249)

Total operating profit (loss)	$(105,633)	(27)%	$55,073	9%	$48,911	10%

The following table illustrates the impact of the change in the presentation of the operating results of our Mexico subsidiaries in fiscal 2002 from the consolidation method to the equity method on revenue and operating profit for fiscal 2001 and 2000:

	Fiscal Year Ended April 30, (dollars in thousands)
	2001			2000
	Previously Reported(1)	Decrease	Restated	Previously Reported(1)	Decrease	Restated
Revenue:
South America	$34,662	$17,479	$17,183	$30,488	$13,181	$17,307
Total revenue	$653,777	$17,479	$636,298	$500,743	$13,181	$487,562
Operating Profit:
South America	$8,506	$7,834	$672	$7,692	$5,894	$1,798
Total operating profit	$62,907	$7,834	$55,073	$54,805	$5,894	$48,911

(1)	South America was previously referred to as Latin America.

There was no impact on net income or EPS as a result of this change in presentation.

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Fiscal 2002 Compared to Fiscal 2001

Revenue

Revenue decreased $242.4 million, or 38%, to $393.9 million for fiscal 2002 from $636.3 million for fiscal 2001. The decrease in revenue was primarily the result of a decrease in demand reflecting weakness in the global economy throughout fiscal 2002 compared to the prior year.

Executive Recruitment—All geographic regions reported lower revenue in fiscal 2002 compared to the prior year. North America experienced the largest decline in revenue of $139.1 million or 41% to $204.0 million in fiscal 2002, due primarily to a decrease in demand while average fees remained constant. Europe reported revenue of $93.0 million, a decline of $42.3 million, or 31%, compared to the prior year driven primarily by a decrease in the number of engagements while average fees increased slightly.

Futurestep—Revenue decreased $36.8 million, or 45%, to $45.3 million in fiscal 2002 from $82.1 million in fiscal 2001 across all geographic regions. Of the total decrease in revenue, North America declined $16.5 million or 62%, Europe declined $15.6 million, or 34%, and Asia/Pacific declined $4.7 million, or 46%.

JobDirect—In fiscal 2002, we decided to reduce our investment in the college recruitment market in the first quarter and ultimately exit this market in the third quarter. JobDirect reported revenue of $1.4 million through December 31, 2001, the close of business, compared to $4.7 million in fiscal 2001. In fiscal 2002, we recognized impairment charges of $30.3 million and a restructuring charge of $2.0 million related to the wind down of JobDirect operations.

Compensation and Benefits

Compensation and benefits expense decreased $109.3 million, or 29%, to $274.0 million in fiscal 2002 from $383.3 million in fiscal 2001. Executive recruitment compensation and benefits costs decreased $87.6 million in the current fiscal year compared to the prior fiscal year. This decrease reflects a 30% reduction in our workforce in the last half of fiscal 2002 and a 57% decrease in executive recruitment bonus expense due primarily to a decline in revenue related to the slow down in the global economy during this period. Executive recruitment compensation and benefits expense as a percentage of revenue increased to 68% in fiscal 2002 from 59% in fiscal 2001 due primarily to the decrease in executive recruitment bonuses offset by the larger percentage decrease in revenue. Futurestep compensation and benefits expense declined $18.6 million, or 34%, to $35.3 million in fiscal 2002 compared to the prior year reflecting a 42% decrease in employees for the last half of the current year, largely in the United States.

General and Administrative Expenses

General and administrative expenses decreased $65.6 million, or 33%, to $132.3 million in fiscal 2002 from $197.9 million in fiscal 2001. Excluding goodwill amortization in fiscal 2001 of $11.5 million, general and administrative expenses declined $54.1 million, or 29%, in fiscal 2002. In executive recruitment, general and administrative expenses decreased $23.2 million, or 18%, excluding goodwill amortization of $7.9 million in fiscal 2001, due primarily to reduced facilities costs resulting from the restructuring initiatives implemented in August 2001. On this same basis, Futurestep general and administrative expenses decreased $26.9 million, or 51%, mainly due to reduced office costs, professional fees and advertising expenses that are also primarily related to the fiscal 2002 restructuring. As a percentage of revenue, general and administrative expenses in executive recruitment, increased to 30% in fiscal 2002 from 23% in fiscal 2001 excluding goodwill amortization. Futurestep general and administrative expenses as a percentage of revenue decreased to 56% in fiscal 2002 from 64% in the prior year, excluding goodwill amortization, primarily due to the larger percentage decrease in these expenses compared to revenue.

Operating Profit

Operating profit decreased $160.7 million in the current fiscal year, to a loss of $105.6 million from a profit of $55.1 million in the prior fiscal year. Excluding the impairment and restructuring charges in fiscal 2002 of $93.2 million and goodwill amortization of $11.5 million in fiscal 2001, operating profit decreased $79.0 million to a loss of $12.4 million in fiscal 2002. Executive recruitment operating profit, on this same basis, decreased to $8.8 million or 2.5% of revenue from $100.2 million or 18.2% of revenue in fiscal 2001. This decrease was driven primarily by the decrease in revenue partially offset by a decline in general and administrative expense and compensation and benefits expense. Operating profit declined in each region within executive recruitment with the largest dollar decreases in North America and Europe and margin decreases in Europe and South America.

Futurestep operating losses, excluding asset impairment and restructuring charges and goodwill amortization, improved by $8.6 million or 36% reflecting the reduced compensation and benefits costs and general and administrative expenses discussed above. The operating margin however, declined to 34% in fiscal 2002 from 29% in fiscal 2001 reflecting the larger percentage decrease in revenue compared to costs.

Interest Income and Other Income, Net

Interest income and other income, net includes interest income of $2.4 million and $4.4 million for fiscal 2002 and 2001, respectively. The decrease in interest income of $2.0 million is due primarily to lower average cash and marketable securities balances compared to the prior year. The increase in other income is due primarily to a decrease in losses on the disposal of property to $0.1 million in fiscal 2002 compared to $0.7 million in fiscal 2001.

Interest Expense

Interest expense increased $1.1 million in the current fiscal year, to $8.5 million from $7.4 million in the prior fiscal year, primarily due to an increase in average borrowings under the line of credit and an increase in the effective interest rate in fiscal 2002.

(Benefit From) Provision for Income Taxes

The benefit from income taxes was $12.3 million in fiscal 2002 compared to a provision of $22.4 million in fiscal 2001. The effective tax rate was 11% and 43% for fiscal 2002 and 2001, respectively.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries (“equity in earnings”) is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. In fiscal 2002, we restated our prior years operating results to account for our investment in our Mexico subsidiaries under the equity method instead of the consolidation method. Under the equity method, we report our interest in the earnings or loss of the Mexico subsidiaries as a one line adjustment to net income. Previously, we reported all of the revenue and expenses of these subsidiaries offset by a one line adjustment for the other shareholders’ interests. The decrease in equity in earnings of $0.6 million to $1.1 million in fiscal 2002 from $1.7 million in fiscal 2001 is due primarily to lower revenue in fiscal 2002.

Fiscal 2001 Compared to Fiscal 2000

Revenue

Revenue increased $148.7 million, or 31%, to $636.3 million for fiscal 2001 from $487.6 million for fiscal 2000. The increase in revenue was primarily the result of a 12% increase in the number of executive recruitment engagements, a 12% increase in the average fee per executive recruitment engagement, executive recruitment acquisitions in fiscal 2000, an increase in revenue from Futurestep of $43.8 million compared to the prior year and revenue of $4.7 million from JobDirect in the current year.

Executive Recruitment—In North America, revenue increased $71.8 million, or 26%, to $343.1 million in fiscal 2001 from $271.3 million in fiscal 2000. In Europe, revenue increased $23.3 million, or 21%, to $135.3 million in fiscal 2001 from $112.0 million in the prior fiscal year. Excluding the negative effects of foreign currency translation into U.S. dollars, European revenue increased approximately 34% on a constant dollar basis. Revenue growth in North America and Europe, on a constant dollar basis, was primarily due to an increase in the number of engagements and the average fee per engagement. In North America and Europe, revenue from fiscal 2001 acquisitions accounted for approximately one-third of the percent increase in revenue in North America and two-thirds of the percent increase in revenue in Europe. The increase in revenue in Asia/Pacific of $5.4 million, or 11%, to $54.0 million in fiscal 2001 compared to $48.6 million in fiscal 2000 was due primarily to an increase in the average fee which more than offset a decline in the number of engagements. In South America, revenue remained relatively constant.

Futurestep—Revenue increased $43.8 million to $82.1 million in fiscal 2001 from $38.3 million in fiscal 2000. The increase in revenue is primarily driven by the international expansion of Futurestep in late fiscal 2000. Of the total increase in revenue, Europe contributed $29.8 million or 68% and Asia/Pacific contributed $8.1 million, or 19%.

JobDirect—Revenue of $4.7 million reflects annual subscription fees from over 400 corporate clients at April 30, 2001. As of April 30, 2001, over 1.4 million students had registered on the database and over 400 college career offices were using their service. JobDirect charges corporate clients an annual fee, payable monthly based on the estimated number of students the client expects to interview.

Compensation and Benefits

Compensation and benefits expense increased $88.0 million, or 30%, to $383.3 million in fiscal 2001 from $295.3 million in fiscal 2000, primarily due to an increase in the number of executive recruitment consultants, an increase of $30.6 million related primarily to the international expansion of Futurestep in late fiscal 2000 and $6.4 million from the acquisition of JobDirect in the current fiscal year. Executive recruitment compensation and benefits costs increased $50.9 million in fiscal 2001 compared to the prior fiscal year. This increase reflects a 29% increase in the average number of consultants for fiscal 2001 over fiscal 2000 and a 10% reduction in our workforce in the last half of fiscal 2001 due primarily to a decline in revenue related to the slow down in the United States economy during this period. On a comparable basis, excluding Futurestep and JobDirect, compensation and benefits expense as a percentage of revenue decreased to 59% in fiscal 2001 from 61% in fiscal 2000 due primarily to a decrease in executive recruitment bonuses as a percentage of revenue.

General and Administrative Expenses

General and administrative expenses increased $54.6 million, or 38%, including JobDirect expenses of $9.5 million in fiscal 2001 to $197.9 million from $143.3 million in fiscal 2000. In executive recruitment, general and administrative expenses increased $29.8 million, or 29%, due primarily to additional costs related to an increase in our leased premises resulting from acquisitions in North America and Europe. Futurestep general and administrative expenses increased $15.3 million, or 39%, mainly due to office costs and professional fees primarily related to the international expansion in late fiscal 2000. As a percentage of revenue, general and administrative expenses, excluding Futurestep and JobDirect related expenses, increased to 24% in fiscal 2001 from 23% in fiscal 2000 reflecting these additional costs.

Operating Profit

Operating profit increased $6.2 million in fiscal 2001 to $55.1 million, or 8.7% of revenue, from $48.9 million, or 10.0% of revenue, in the prior fiscal year. Excluding the Futurestep losses of $26.0 million and JobDirect losses of $11.2 million in fiscal 2001 and Futurestep losses of $23.9 million in fiscal 2000, operating profit for the current fiscal year increased $19.5 million, or 27% to $92.3 million compared to $72.8 million in the prior fiscal year. On this same basis, operating profit was 17% and 16% as a percentage of revenue for the fiscal years ended 2001 and 2000, respectively. The increased margin is driven primarily by our operations in Europe and Asia/Pacific and reflects the increase in revenue and a decline in general and administrative expense as a percentage of revenue relative to the prior fiscal year and a decline in compensation and benefits expense as a percentage of revenue in Europe compared to the prior fiscal year. The percentage of operating profit contributed by each region within executive recruitment remained relatively constant in fiscal 2001 compared to the last fiscal year.

Interest Income and Other Income, Net

Interest income and other income, net includes interest income of $4.4 million and $6.5 million for fiscal 2001 and 2000, respectively. The decrease in interest income of $2.1 million is due primarily to lower average cash and marketable securities balances compared to the prior year. The decrease in other income is due to losses on the disposal of property of $0.7 million in fiscal 2001.

Interest Expense

Interest expense increased $3.0 million in the current fiscal year, to $7.4 million from $4.4 million in the prior fiscal year, primarily due to borrowings under the line of credit associated with acquisitions during the first quarter of fiscal 2001 and to an increase in notes payable to shareholders resulting from acquisitions in the fourth quarter of fiscal 2000.

Provision for Income Taxes

The provision for income taxes increased $0.5 million to $22.4 million in fiscal 2001 from $21.9 million in fiscal 2000. The effective tax rate was 43% for both fiscal 2001 and 2000.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries (“equity in earnings”) is comprised of our less than 50% interest in our Mexico subsidiaries. Equity in earnings increased $0.2 million, or 10%, to $1.7 million in fiscal 2001 from $1.5 million in the prior year.

Liquidity and Capital Resources

In June 2002, we closed a $50.0 million private placement comprised of $40.0 million of convertible 7.5% subordinated notes and $10.0 million of convertible 7.5% preferred stock with Friedman, Fleischer & Lowe, a San Francisco based private equity firm. The securities are convertible into shares of Korn/Ferry stock at $10.25 per share which if converted would represent approximately 4.9 million shares or 11.4% of our outstanding common stock. Additionally, we issued warrants to purchase 272,727 common shares with an exercise price of $12.00 per share.

In the first half of fiscal 2002, we were in default under our credit agreement with Bank of America. In March 2002, we reached an agreement to amend our credit facility from $100.0 million to $45.0 million, to waive prior defaults, to secure it by certain assets and to amend our financial covenants to make compliance more achievable going forward. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. The amended agreement required payment of a fee of $1.0 million at inception. We paid additional fees of $0.5 million in June 2002 and the remaining fees of $1.0 million were waived upon completion of the private placement. As of April 30, 2002 and 2001, we had $39.0 million and no outstanding borrowings under the credit facility, respectively. Outstanding credit facility borrowings bear interest at Prime plus 3.75% under the amended agreement. In June 2002, the outstanding borrowings under the facility were repaid and the credit facility commitment, which matures in November 2002, was reduced from $45.0 million to $31.2 million.

We believe that cash on hand, proceeds from the private placement in June 2002 and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future.

The following table sets forth our obligations and commitments to make future payments under contracts and other commitments. In addition to the amounts set forth below, we have contingent commitments under certain employment agreements that are payable only upon termination of employment.

Contractual Obligations	Payments Due by Period
	Total	2003	2004-2005	2006-2007	After 2007
Lease Commitments	$100,041	$23,313	$36,671	$22,881	$17,176
Long term debt	$14,452	$12,818	$1,634

The following table presents selected financial information as of the end of the past three fiscal years:

	As of April 30,
	2002	2001	2000
		Restated	Restated
	(in thousands)
Cash and cash equivalents	$66,128	$85,661	$83,653
Working capital	25,610	51,211	78,470
Total long-term debt, net of current maturities	1,634	11,842	16,916

The decrease in working capital of $25.6 million, or 50%, in fiscal 2002 compared to the prior fiscal year is due primarily to the decrease in cash discussed below. Changes in other current assets, primarily a decrease in marketable securities of $16.4 million and accounts receivable of $34.6 million, were offset by changes in other current liabilities, primarily an increase in borrowings on our credit line of $39.0 million offset by a decrease in compensation and benefits of $61.6 million. The decrease in working capital of $27.3 million, or 35%, in fiscal 2001 compared to fiscal 2000 is due primarily to a decrease in marketable securities.

Cash used in operating activities was $59.5 million in fiscal 2002 due primarily to the payment of fiscal 2001 bonuses in fiscal 2002. Cash provided by operating activities was $63.8 million and $73.1 million for fiscal 2001 and 2000, respectively, due primarily to operating income.

Cash used in investing activities was $2.5 million, $55.7 million and $107.3 million for fiscal years ended April 30, 2002, 2001 and 2000, respectively. In fiscal 2002, cash used in investing activities was comprised of cash of $16.4 million received from the sale of marketable securities offset by capital expenditures of $8.5 million and premiums on company owned life insurance policies (“COLI”) of $9.5 million. The COLI premiums were funded through borrowings under these life insurance policies of $11.7 million in fiscal 2002. In fiscal 2001, cash used in investing activities included $44.5 million for business acquisitions and $12.6 million for the purchase of equity investments in Jungle Interactive and Webhire compared to $42.9 million for business acquisitions in fiscal 2000. Net sales of marketable securities were $61.1 million in fiscal 2001 compared to purchases of $31.1 million in fiscal 2000.

Capital expenditures totaled approximately $8.5 million, $33.9 million and $22.8 million for fiscal 2002, 2001 and 2000, respectively. These expenditures consisted primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The decrease in fiscal 2002 of $25.4 million compared to fiscal 2001 reflects reduced spending in line with our cost saving initiatives. The $11.1 million increase in capital expenditures in fiscal 2001 over fiscal year 2000, primarily relates to increased fixed asset spending at Futurestep to support its worldwide infrastructure and to the installation of a new financial system in Europe.

Cash provided by (used in) financing activities was $44.1 million, ($2.3) million and $8.7 million in fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, we had net borrowings of $39.0 million on our credit facility and borrowings of $11.7 million on our COLI policies, primarily for the related premiums, compared to net payments on the credit facility of $1.4 million and borrowings against COLI policies of $3.5 million in fiscal 2001. In the fiscal year 2001, we also made payments of $14.2 million on shareholder acquisition notes and received proceeds from the issuance of common stock of $10.3 million, including proceeds from stock options exercised of $5.9 million. During fiscal 2000, we borrowed $3.3 million under COLI contracts and received proceeds from the issuance of common stock of $8.4 million, including proceeds from stock options exercised of $6.1 million, offset by $1.5 million paid to repurchase common stock and make payments on the related notes.

Total outstanding borrowings under COLI policies were $59.9 million, $47.9 million and $44.9 million as of April 30, 2002, 2001 and 2000, respectively. Generally, we borrow under our COLI policies to pay premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $112.9 million and $102.3 million at April 30, 2002 and 2001, respectively. At April 30, 2002, the net cash value of these policies was $53.0 million of which $44.2 million is held in trust limiting our borrowing ability to premiums on these policies.

Quarterly Results

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2001 and 2002. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented. Results for the previous fiscal quarter are not necessarily indicative of results for the full fiscal year or for any future fiscal quarter.

	Quarters Ended (in thousands, except per share amounts)
	Fiscal 2001 (2)(4)				Fiscal 2002 (1)(4)
	July 31	Oct. 31	Jan. 31	April 30	July 31	Oct. 31	Jan. 31	April 30
	Restated	Restated	Restated	Restated	Restated	Restated	Restated
Revenue	$169,518	$168,934	$152,633	$145,213	$109,537	$104,489	$89,771	$90,094
South America	4,731	4,814	3,644	3,994	3,071	2,920	2,327	3,032
Operating profit (loss)	16,361	11,031	12,779	14,902	(54,584)	(36,596)	(3,772)	(10,681)
South America	68	61	(384)	927	(446)	(382)	(1,428)	102
Net income (loss)(3)	10,007	6,108	6,903	7,995	(46,859)	(30,867)	(7,253)	(13,272)
Net income (loss) per share
Basic	0.27	0.16	0.18	0.21	(1.25)	(0.82)	(0.19)	(0.35)
Diluted	0.26	0.16	0.18	0.21	(1.25)	(0.82)	(0.19)	(0.35)

(1)
We recognized goodwill impairment, asset impairment and restructuring charges of $49,428, $34,839, 0, and $8,936 in the fiscal quarters of 2002 comprised of (a) $42,926 representing the asset impairment charge related to goodwill, (b) $15,053 for the impairment of other assets, primarily property and equipment and other investments, (c) $19,102 of severance restructuring costs, and (d) $16,122 of facilities restructuring costs.

(2)	Fiscal 2001 quarterly results include goodwill amortization of $2,552, $3,087, $2,992 and $2,895.
(3)
Net income, excluding goodwill amortization in fiscal 2001 would have been $12,559, $9,195, $9,895 and $10,890. Net loss, excluding asset impairment and restructuring charges in fiscal 2002 would have been $2,616, $1,536, $7,253 and $4,336.

(4)
As further described in notes 1 and 14 to the consolidated financial statements, we have restated our previously reported results to account for our investment in our Mexico subsidiaries under the equity method. The restatement from the consolidation method to the equity method reduced revenue and expenses in each fiscal year, but had no impact on net income, earnings per share or total shareholders’ equity.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes a number of rules which govern accounting for the impairment of long-lived assets, eliminates inconsistencies from having two accounting models for long-lived assets to be disposed of by sale and expands the definition of a discontinued operation to a component of an entity for which identifiable cash flows exist. The statement is effective for fiscal years beginning after December 15, 2001. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In fiscal 2002, 2001 and 2000, we recognized foreign currency (gains) losses, after income taxes, of ($0.2) million, $0.6 million and $1.7 million, respectively, primarily related to our Europe operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of April 30, 2002, we had an outstanding balance of $39.0 million on our revolving line of credit bearing interest at Prime plus 3.75%, $59.9 million of borrowings against the cash surrender value of COLI contracts bearing interest primarily at variable rates payable at least annually and $14.4 million of notes payable, of which $14.2 million is due to shareholders resulting from business acquisitions in fiscal 2000 and 2001, at rates ranging from 5.2% to 7.0%, of which $12.7 million matures in fiscal 2003 and $1.5 million matures in fiscal 2004. Currently, we have all of our investments in interest bearing money market accounts at market rates.

Item 8.     Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Report on Form 8-K. Current report event dated April 11, 2002 reported a change in certifying accountants from Arthur Andersen LLP to Ernst & Young LLP is incorporated herein by reference.

PART III.

Item 10.     Directors and Executive Officers of the Registrant

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director—Class 2003,” “Nominees for Director—Class 2004,” “Nominees for Directors—Class 2005” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our fiscal 2002 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this report.

Item 11.     Executive Compensation

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-end Option Values” and “Employment Agreements” in our fiscal 2002 Proxy Statement, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our fiscal 2002 Proxy Statement, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our fiscal 2002 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

Page

1.	Index to Financial Statements:

	See Consolidated Financial Statements included as part of this Form 10-K	F-1

2.	Financial Statement Schedules:

	Schedule II—Valuation and Qualifying Accounts	F-31

3.	Exhibits:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company.

4.1	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), and incorporated herein by reference.

4.2	Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

4.3	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

4.4
Subordination Agreement, dated as of June 13, 2002, made by Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership in favor of Bank of America, N.A., filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

10.1*
Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.2*
Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement of Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.3*
Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.4*
Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.5*
Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.6*
Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.7*	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.8*
Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.9*	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.10*
Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.11*
Employment Agreement between the Company and Paul C. Reilly, dated May 24, 2001, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated July 30, 2001, and incorporated herein by reference.

10.12*
Amendment to Employment Agreement between the Company and Paul C. Reilly, dated December 1, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated December 17, 2001, and incorporated herein by reference.

10.13*	Letter from the Company to Paul C. Reilly, dated June 6, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated December 17, 2001, and incorporated herein by reference.

10.14*
Employment Agreement between the Company and Windle B. Priem, dated June 30, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated September 14, 2001, and incorporated herein by reference.

10.15*
Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, dated July 31, 2000 and incorporated herein by reference.

10.16*
Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated March 19, 2001 and incorporated herein by reference.

10.17
Loan Agreement, dated as of October 31, 2000, among Korn/Ferry International, the lenders thereto and Bank of America, N.A. as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated December 14, 2000, and incorporated herein by reference.

10.18	Amendment No. 1 to Loan Agreement, dated January 30, 2001, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, dated March 19, 2001, and incorporated herein by reference.

10.19	Amendment No. 2 to Loan Agreement, dated April 29, 2001, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, dated December 17, 2001, and incorporated herein by reference.

10.20	Amendment No. 3 to Loan Agreement, dated March 7, 2002, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated March 18, 2002, and incorporated herein by reference.

10.21	Amendment No. 4 to Loan Agreement, dated March 29, 2002, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.22	Amendment No. 5 to Loan Agreement, dated June 13, 2002, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

10.23*	Performance Award Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.24*	Amendments to Performance Award Plan, filed as Exhibit 10.4 on the Company’s Annual Report on Form 10-K, dated July 30, 2001, and incorporated herein by reference.

10.25*	Amendments to Performance Award Plan.

10.26
Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

16.1
Letter of Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding change in certifying accountant filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K dated April 11, 2002, and incorporated herein by reference.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Independent Auditors.

24.1	Power of Attorney (contained on signature page).

*	Management contract, compensatory plan or arrangement.

(b)   REPORTS ON FORM 8-K.

Current report event dated April 11, 2002 (Item 4 and Item 7) was filed with the SEC on April 15, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Financial Officer, Treasurer and Executive Vice President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the Registrant hereby constitutes and appoints Peter L. Dunn and Gary D. Burnison, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL C. REILLY Paul C. Reilly	Chairman of the Board and Chief Executive Officer	July 26, 2002

/s/ GARY D. BURNISON Gary D. Burnison	Chief Financial Officer, Treasurer And Executive Vice President (Principal Financial Officer)	July 26, 2002

/s/ CATHERINE M. BURGAN Catherine M. Burgan	Vice President, Corporate Controller (Principal Accounting Officer)	July 26, 2002

James E. Barlett	Director

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	July 26, 2002

/s/ SPENCER C. FLEISCHER Spencer C. Fleischer	Director	July 26, 2002

Signature	Title	Date

/s/ SAKIE FUKUSHIMA Sakie Fukushima	Director	July 26, 2002

Patti S. Hart	Director

/s/ DAVID L. LOWE David L. Lowe	Director	July 26, 2002

/s/ CHARLES D. MILLER Charles D. Miller	Director	July 26, 2002

/s/ EDWARD D. MILLER Edward D. Miller	Director	July 26, 2002

/s/ WINDLE B. PRIEM Windle B. Priem	Director	July 26, 2002

Gerhard Schulmeyer	Director

Mark Thompson	Director

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Korn/Ferry International

We have audited the accompanying consolidated balance sheet of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the “Company”), as of April 30, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended April 30, 2002 included in the index at Item 14(a). The consolidated financial statements of the Company as of April 30, 2001, and for the two years then ended were audited by other auditors whose report dated June 11, 2001, expressed an unqualified opinion on those statements prior to the restatement described in Notes 1 and 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES as of April 30, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 2 to the financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill and ceased amortization of goodwill effective as of the beginning of the year.

As discussed above, the consolidated financial statements of the Company as of April 30, 2001, and for the two years then ended were audited by other auditors. As described in Notes 1 and 14, these consolidated financial statements have been restated to reflect the Company’s investment in its Mexico subsidiaries on the equity method of accounting. Previously, these subsidiaries were included in the consolidated financial statements as consolidated subsidiaries. We performed the following procedures with respect to the adjustments that were applied to restate the disclosures reflected in Note 14 with respect to fiscal 2001 and fiscal 2000. We (i) agreed the adjustment amounts for Mexico subsidiaries to the Company’s consolidating financial statements obtained from management and (ii) tested the mathematical accuracy in computing the restated consolidated financial statement amounts reflected in Note 14. Based on these procedures, we believe such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements taken as a whole.

/s/    ERNST & YOUNG LLP

Los Angeles, California
June 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Korn/Ferry International:

We have audited the accompanying consolidated balance sheets of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the “Company”), a Delaware corporation, as of April 30, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended April 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California
June 11, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE FINANCIAL STATEMENTS REFERRED TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT TO ACCOUNT FOR KORN/FERRY INTERNATIONAL’S INVESTMENT IN ITS MEXICO SUBSIDIARIES UNDER THE EQUITY METHOD INSTEAD OF THE CONSOLIDATION METHOD. (SEE NOTES 1 AND 14).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Korn/Ferry International:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Korn/Ferry International and Subsidiaries (the “Company”) included in this Form 10-K report and have issued our report thereon dated June 11, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Korn/Ferry International and Subsidiaries Valuation and Qualifying Accounts is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California
June 11, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE FINANCIAL STATEMENTS REFERRED TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT TO ACCOUNT FOR KORN/FERRY INTERNATIONAL’S INVESTMENT IN ITS MEXICO SUBSIDIARIES UNDER THE EQUITY METHOD INSTEAD OF THE CONSOLIDATION METHOD. (SEE NOTES 1 AND 14).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 30,
	2002	2001
		Restated*
ASSETS
Cash and cash equivalents	$66,128	$85,661
Marketable securities		16,397
Receivables due from clients, net of allowance for doubtful accounts of $7,767 and $12,937	54,960	89,562
Income tax and other receivables	30,140	11,046
Deferred income taxes	10,336	8,821
Prepaid expenses	10,331	9,818

Total current assets	171,895	221,305

Property and equipment, net	40,248	54,456
Cash surrender value of company owned life insurance policies, net of loans	53,048	54,361
Investment in unconsolidated subsidiaries	2,172	1,403
Deferred income taxes	21,794	24,942
Goodwill, net of accumulated amortization of $15,101 and $17,718	85,346	126,006
Other intangibles, net of accumulated amortization of $4,103 and $3,154	396	2,060
Marketable securities, other investments and other assets	2,675	11,569

Total assets	$377,574	$496,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$12,818	$11,832
Borrowings under credit facility	39,000
Accounts payable	8,319	12,944
Income taxes payable	332	2,720
Compensation and benefits	48,774	110,404
Other accrued liabilities	37,042	32,194

Total current liabilities	146,285	170,094

Deferred compensation and other retirement plans	44,806	41,522
Long-term debt	1,634	11,842
Other	5,552	2,478

Total liabilities	198,277	225,936
Shareholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 38,587 and 38,082 shares issued and 37,869 and 37,516 shares outstanding	301,488	296,069
Retained earnings (deficit)	(102,853)	(4,602)
Unearned restricted stock compensation	(2,988)
Accumulated other comprehensive loss	(14,101)	(16,598)

Shareholders’ equity	181,546	274,869
Less: Notes receivable from shareholders	(2,249)	(4,703)

Total shareholders’ equity	179,297	270,166

Total liabilities and shareholders’ equity	$377,574	$496,102

*
The restatement to account for the operating results of our less than 50% interest in subsidiaries in Mexico under the equity method instead of the consolidation method had no impact on shareholders’ equity. (See Notes 1 and 14).

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated*	Restated*
Revenue	$393,891	$636,298	$487,562
Compensation and benefits	273,994	383,277	295,307
General and administrative expenses	132,327	197,948	143,344
Asset impairment and restructuring charges	50,277
Goodwill impairment charges	42,926
Interest income and other income, net	2,434	4,122	6,748
Interest expense	8,521	7,400	4,420

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	(111,720)	51,795	51,239
(Benefit from) provision for income taxes	(12,328)	22,443	21,938
Equity in earnings of unconsolidated subsidiaries	1,141	1,661	1,510

Net income (loss)	$(98,251)	$31,013	$30,811

Basic earnings (loss) per common share	$(2.62)	$0.83	$0.85

Basic weighted average common shares outstanding	37,547	37,266	36,086

Diluted earnings (loss) per common share	$(2.62)	$0.81	$0.82

Diluted weighted average common shares outstanding	37,547	38,478	37,680

*
The restatement to account for the operating results of our less than 50% interest in subsidiaries in Mexico under the equity method instead of the consolidation method reduced revenue and expenses, but had no impact on net income or earnings per share in either 2001 or 2000. (See Notes 1 and 14).

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock	Retained Earnings (Deficit)	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
Balance as of April 30, 1999*	$253,021	$(66,426)		$(2,360)	$184,235
Purchase of stock	(964)				(964)
Issuance of stock	31,220				31,220
Comprehensive Income:
Net income		30,811			30,811	$30,811
Foreign currency translation adjustments				(4,940)	(4,940)	(4,940)

Comprehensive income						$25,871

Balance as of April 30, 2000*	283,277	(35,615)		(7,300)	240,362
Purchase of stock.	(118)				(118)
Issuance of stock.	12,910				12,910
Comprehensive Income:
Net income		31,013			31,013	$31,013
Foreign currency translation adjustments				(6,336)	(6,336)	(6,336)
Unrealized loss on investment, net of tax benefit of $2,145				(2,962)	(2,962)	(2,962)

Comprehensive income						$21,715

Balance as of April 30, 2001*	296,069	(4,602)		(16,598)	274,869
Purchase of stock	(376)				(376)
Issuance of stock	1,655				1,655
Issuance of restricted stock	4,923		$(4,921)		2
Forfeiture of restricted stock	(783)		783
Amortization of unearned restricted stock compensation			1,150		1,150
Comprehensive loss:
Net loss		(98,251)			(98,251)	$(98,251)
Foreign currency translation adjustments				(465)	(465)	(465)
Reclassification adjustment for losses realized on investment, net of tax benefit of $2,145				2,962	2,962	2,962

Comprehensive loss						$(95,754)

Balance as of April 30, 2002	$301,488	$(102,853)	$(2,988)	$(14,101)	$181,546

*
The restatement to account for the operating results of our less than 50% interest in subsidiaries in Mexico under the equity method instead of the consolidation method had no impact on shareholders’ equity. (See Notes 1 and 14).

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated*	Restated*
Cash from operating activities:
Net income (loss)	$(98,251)	$31,013	$30,811
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	16,533	14,712	9,912
Amortization of goodwill		11,526	2,662
Amortization of other intangible assets	949	637	696
Amortization of note payable discount	467	724	269
Loss on disposition of property and equipment	63	651
Unrealized loss on marketable securities	946
Provision for doubtful accounts	10,853	22,581	11,858
Cash surrender value (gains) losses and benefits in excess of premiums paid	(806)	2,270	(1,371)
Deferred income tax provision (benefit)	1,003	(4,220)	(1,463)
Tax benefit from exercise of stock options	188	2,779	2,837
Asset impairment charges	57,730
Restructuring charges, including $12,578 of liabilities	14,844
Restricted stock compensation	1,152
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	3,284	4,039	5,400
Receivables	5,160	(14,893)	(53,647)
Prepaid expenses	(147)	(2,458)	(1,625)
Investment in unconsolidated subsidiaries	(769)	726	(676)
Income taxes	(3,903)	2,298	(3,779)
Accounts payable and accrued liabilities	(70,249)	(9,056)	71,075
Other	1,434	519	123

Net cash (used in) provided by operating activities	(59,519)	63,848	73,082

Cash from investing activities:
Purchase of property and equipment	(8,539)	(33,854)	(22,755)
Purchase of marketable securities		(16,397)	(31,050)
Sale of marketable securities	16,397	61,107
Business acquisitions, net of cash acquired	(834)	(44,488)	(42,882)
Premiums on life insurance, net of benefits received	(9,543)	(9,485)	(10,611)
Purchase of investments		(12,570)

Net cash used in investing activities	(2,519)	(55,687)	(107,298)

Cash from financing activities:
Net borrowings (repayments) on credit line	39,000	(1,365)
Payment of shareholder acquisition notes	(9,449)	(14,200)	(1,555)
Net borrowings under life insurance policies	11,662	3,486	3,324
Purchase of common stock and payment of related notes	(532)	(533)	(1,527)
Issuance of common stock and receipts on shareholders’ notes	3,462	10,287	8,427

Net cash provided by (used in) financing activities	44,143	(2,325)	8,669

Effect of foreign currency exchange rate changes on cash flows	(1,638)	(3,828)	(2,539)

Net increase (decrease) in cash and cash equivalents	(19,533)	2,008	(28,086)
Cash and cash equivalents at beginning of the year	85,661	83,653	111,739

Cash and cash equivalents at end of the year	$66,128	$85,661	$83,653

*
The restatement to account for the operating results of our less than 50% interest in subsidiaries in Mexico under the equity method instead of the consolidation method had no impact on net income or shareholders’ equity. (See Notes 1 and 14).

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2002
(dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation, and its subsidiaries are engaged in the business of providing executive recruitment, technology enhanced middle-management recruitment, through Futurestep, and consulting and related services globally on a retained basis.

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of Korn/Ferry International (“KFY”) and all of its wholly and majority owned domestic and international subsidiaries. All material intercompany accounts and transactions have been eliminated.

In prior years, the Company consolidated the accounts of its subsidiaries in Mexico, in which KFY believes it has effective control but owns less than 50% of the shareholder voting interest. While the Company believes that this presentation reflected the way in which these subsidiaries are managed and operate, the legal structure of these entities requires the use of the equity method of accounting under accounting principles generally accepted in the United States. This legal structure was established in 1977, which at that time, limited foreign investment. Accordingly, the accompanying consolidated financial statements for all periods reflect the operations of the Mexico subsidiaries under the equity method of accounting. The restatement to properly apply the equity method of accounting for the Mexico subsidiaries had no impact on net income, EPS or cash flow but did reduce previously reported revenue and expenses. See Notes 14 and 15 (unaudited) for a comparison of the restated results to the previously reported results.

Investments in companies in which KFY does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investment is publicly traded and there are no resale restrictions greater than one year, or if the investment is not publicly traded, then the investment is accounted for at cost. Dividends and other distributions of earnings from both market-value and cost-method investments are included in income when declared. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income (loss) until the investment is sold or an unrealized loss is no longer temporary, at which time the realized or recognized gain or loss is included in income or expense.

In fiscal 2002, due to certain restructuring activities taken by the Company, the extended decline in the stock market and other factors, the Company believed that the loss in value related to a publicly traded investment was no longer temporary and reclassified a loss of $2,962, net of a tax benefit of $2,145, on this investment that was included in other comprehensive income (loss) at April 30, 2001 to net income (loss) in fiscal 2002. This loss is included in the asset impairment charge of $6,264 related to this investment that was recognized in the first fiscal quarter of 2002 (see Note 4). The Company recognized an additional unrealized holding loss on this investment of $946 in fiscal 2002, included in other income.

Basis of Presentation

The accounting and reporting policies of the Company conform with accounting practices generally accepted in the United States and prevailing practice within the industry.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition (discussed below), deferred compensation (see Note 6) and deferred income taxes (see Note 7).

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, middle-management recruitment, consulting and related services performed on a retained basis. Fee revenue is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments. Fees earned in excess of the initial contract amount are billed at completion of the engagement.

Goodwill and Other Intangibles

Goodwill represents the excess of the acquisition cost over the net assets acquired in business combinations. Other intangibles arising from business acquisitions include contractual obligations contingent upon future performance that are amortized on a straight-line basis over the contractual period.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. In conjunction with these new accounting standards the FASB has issued “Transition Provisions for New Business Combination Accounting Rules” (“Provisions”) that allow non-calendar year-end companies to cease amortization of goodwill and adopt the new impairment approach as of the beginning of their fiscal year that starts during either 2001 or 2002. The Company elected to implement SFAS No. 141 and 142 in the first quarter of fiscal 2002.

The Provisions provide for a six month period from the date of implementation of SFAS No. 142 to record impairment under the new method. The impairment charge, if any, would be recorded as a cumulative effect of a change in accounting principle. The Company completed their impairment analysis in the second fiscal quarter of 2002. The fair value exceeded the book value of each reporting unit as of May 1, 2001 and, accordingly, there was no impairment charge as a result of the implementation of the new standard. The impact on net income and earnings per share for the twelve months ended April 30, 2001 as if SFAS No. 142 had been implemented as of the beginning of fiscal 2001 is disclosed in Note 2.

Under SFAS No. 142, the Company is required to assess whether goodwill is impaired at least annually using a two-step process. This assessment was made as of April 30, 2002, and no impairment was indicated.

The Company re-evaluates other intangibles based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and writes down the recorded costs of the assets to fair value (based on discounted cash flows or market values) when recorded costs, prior to impairment, are higher. The Company has not recorded any charges against income for impairment based on these evaluations. Prior to the implementation of SFAS No. 142, goodwill was assessed for impairment in the same manner.

The asset impairment charges recognized in fiscal 2002 are unrelated to the implementation of SFAS No. 142. See Note 4.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income (loss).

Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Net foreign currency transaction and translation (gains) losses, on an after tax basis, included in net income (loss), were $(246), $646 and $1,708 in fiscal 2002, 2001 and 2000, respectively.

Cash Flows

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase.

Net cash from operating activities includes cash payments for interest of $8,324, $7,401 and $3,591 in fiscal 2002, 2001 and 2000, respectively. Cash payments for income taxes, net of refunds, amounted to $7,908, $24,222, and $24,594 in fiscal 2002, 2001 and 2000, respectively.

Marketable Securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates this classification at each balance sheet date. At April 30, 2002, we had no investments in marketable securities and at April 30, 2001, we had short term municipal securities of $13,450, municipal auction preferred of $2,000 and certificates of deposit of $947.

The certificates of deposit as of April 30, 2001 were purchased to serve as collateral for the letters of credit issued under the Company’s former line of credit. The maturity dates of the certificates of deposit correspond with the expiration dates of the letters of credit. The final certificate of deposit maturity date under this arrangement was March 2002.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of customers and their dispersion across many different industries and countries worldwide.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts net of insurance premiums paid is reported in compensation and benefits expense. See Note 6.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this statement will have a significant impact on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes a number of rules which govern accounting for the impairment of long-lived assets, eliminates inconsistencies from having two accounting models for long-lived assets to be disposed of by sale and expands the definition of a discontinued operation to a component of an entity for which identifiable cash flows exist. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a significant impact on its financial position or results of operations.

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

	Fiscal Year Ended April 30,
	2002			2001			2000
	(Loss)	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(98,251)	37,547	$(2.62)	$31,013	37,266	$0.83	$30,811	36,086	$0.85

Effect of dilutive securities
Shareholder common stock purchase commitments					270			373
Stock options					942			1,221

Diluted EPS
Income (loss) available to common shareholders plus assumed conversions	$(98,251)	37,547	$(2.62)	$31,013	38,478	$0.81	$30,811	37,680	$0.82

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

For the year ended April 30, 2002, assumed exercises or conversions have been excluded in computing the diluted earnings per share since there was a net loss for the year and their inclusion would be anti-dilutive.

The following table adjusts net income (loss) and earnings (loss) per share for the impact of the implementation of SFAS No. 142 in the current year:

	Year Ended April 30,
	2002	2001	2000
Net income (loss)
Reported net income (loss)	$(98,251)	$31,013	$30,811
Add back: goodwill amortization		11,526	2,662

Adjusted net income (loss)	$(98,251)	$42,539	$33,473

Basic earnings (loss) per share
Reported net income (loss)	$(2.62)	$0.83	$0.85
Goodwill amortization		0.31	0.07

Adjusted net income (loss)	$(2.62)	$1.14	$0.92

Diluted earnings (loss) per share
Reported net income (loss)	$(2.62)	$0.81	$0.82
Goodwill amortization		0.30	0.07

Adjusted net income (loss)	$(2.62)	$1.11	$0.89

3.    Stock Incentive Plans

        In July 1998, the Company adopted the Performance Award Plan (the “Plan”) to provide a means to attract, motivate, reward and retain talented and experienced officers, non-employee directors, other key employees and certain other eligible persons who may be granted awards from time to time by the Board of Directors (“the Board”) or the Compensation Committee, or, for non-employee directors, under a formula provided in the Plan. The maximum number of shares of common stock reserved for issuance is thirteen million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. Shares subject to awards that are not paid for or exercised before they expire or are terminated are available for other grants under the Plan to the extent permitted by law. The Plan is not exclusive. The Board may grant stock and performance incentives or other compensation, in stock or cash, under other plans or authority.

Awards under the Plan may be in the form of nonqualified stock options, incentive stock options, stock appreciation rights (“SARs”), restricted stock, stock unit awards, performance shares, stock bonuses or cash bonuses based on performance. The maximum term of options, SARs and other rights to acquire common stock under the Plan is generally ten years after the initial date of award, subject to provisions for further deferred payment in certain circumstances. Awards may be granted individually or in combination with other awards. No incentive stock option may be granted at a price that is less than the fair market value of the common stock (110% of fair market value of the common stock for certain participants) on the date of grant. Nonqualified stock options and other awards may be granted at prices below the fair market value of the common stock on the date of grant. Restricted stock awards can be issued for nominal or the minimum lawful consideration. Typically, the participant may vote restricted stock, but any dividend on restricted shares will be held in escrow subject to

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

forfeiture until the shares have vested. No more than 350,000 shares will be available for restricted stock awards, subject to exceptions for restricted stock awards based on past service, deferred compensation and performance awards.

Under the Plan, each director who is not an officer or employee (a “Non-Employee Director”) is automatically granted a nonqualified stock option to purchase 2,500 shares of common stock when the person takes office and on the day of each annual shareholders meeting, at an exercise price equal to the market price of the common stock at the close of trading on that date. Non-Employee Directors may also be granted discretionary awards. All automatically granted Non-Employee Director stock options will have a ten-year term and will be immediately exercisable.

The status of stock options and SARs issued under the Company’s performance award plan is summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at April 30, 1999	3,572	$13.76
Granted	897	25.30
Exercised	(443)	13.89
Canceled/forfeited	(197)	14.81

Outstanding at April 30, 2000	3,829	$16.40
Granted	4,125	23.71
Exercised	(429)	13.65
Canceled/forfeited	(466)	20.47

Outstanding at April 30, 2001	7,059	$20.66
Granted	2,176	15.79
Exercised	(74)	13.70
Canceled/forfeited	(1,139)	22.03
Canceled subject to exchange	(3,581)	22.03

Outstanding at April 30, 2002	4,441	$16.94

In March 2002, the Company accepted for exchange 3,580,641 options and SARs relating to shares of the Company’s common stock, representing approximately 53% of the shares subject to options and SARs that were eligible to be exchanged in the offer. Subject to the terms and conditions of the Offer to Exchange, the Company will issue replacement options and SARs relating to an aggregate of approximately 1,575,000 shares of the Company’s common stock to some or all of the 347 option and SAR holders that participated in the exchange no sooner than six months and one day after the options were canceled.

The Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to account for its stock-based compensation arrangements. Under APB 25, no compensation expense is recognized for stock option awards granted at or above fair market value.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

The following table presents pro forma information regarding net income (loss) and EPS determined as if the Company had accounted for its employee stock options and SARs under the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”.

	Fiscal Year Ended April 30,
	2002	2001	2000
Net income (loss)
As reported	$(98,251)	$31,013	$30,811
Pro forma	(115,852)	10,484	22,849
Basic EPS
As reported	(2.62)	0.83	0.85
Pro forma	(3.09)	0.28	0.63
Dilutive EPS
As reported	(2.62)	0.81	0.82
Pro forma	(3.09)	0.27	0.61

The weighted average fair value of options granted in fiscal 2002, 2001 and 2000 was $8.61, $16.49 and $17.99, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

	Fiscal Year Ended April 30,
	2002	2001	2000
Expected stock volatility	63.9%	64.5%	55.3%
Risk-free interest rate	4.14%	5.37%	6.33%
Expected option life (in years)	4 to 6	5 to 9	5 to 9

Summary information about the Company’s stock options and SARs outstanding at April 30, 2002 is presented in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life in years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 4.20 to $ 8.40	32	9.8	$7.62
8.40 to 12.60	60	9.3	10.65	21	$9.78
12.60 to 16.80	3,156	6.4	14.60	1,887	13.78
16.80 to 21.00	26	8.7	18.21	12	18.40
21.00 to 25.20	957	7.7	22.42	374	22.46
25.20 to 29.40	100	7.8	27.64	45	27.52
29.40 to 33.60	63	7.3	29.77	44	29.77
33.60 to 37.80	46	6.6	35.26	36	35.26
37.80 to 42.00	1	0.2	42.00	1	42.00

$ 4.20 to $42.00	4,441	6.8	$16.94	2,420	$15.99

In June 2001, the Company granted the Chief Executive Officer 100,000 shares of restricted stock with a fair market value of $15.50 per share which vests evenly over three years. The Company also granted 43

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

employees 210,333 shares of restricted stock and stock unit awards with a fair market value of $16.04 per share which vest evenly over three years. At April 30, 2002, 261,500 shares of restricted stock and stock unit awards were outstanding. Compensation expense related to these awards is charged to earnings on a straight-line basis over the 36 month vesting period and totaled $1,150 at April 30, 2002.

As of April 30, 2002, Futurestep has granted options to purchase 1,724,784 shares and 62,200 SARs under its Performance Award Plan. All awards have been granted at an estimate of the fair value on the date of the grant, as determined by the Futurestep Board of Directors. The maximum number of shares which may be awarded under the Futurestep Performance Award Plan is 3,500,000. Upon exercise, at the election of Futurestep, the SARs may be settled either by a cash payment or the issuance of shares of common stock of Futurestep having equivalent value. If all stock options outstanding as of April 30, 2002 were exercised, the option holders of such stock options would own approximately 8.3% of the then issued and outstanding shares of the common stock of Futurestep.

4.    Asset Impairment and Restructuring Charges

Based on deteriorating economic conditions encountered in the first fiscal quarter of 2002, the Company began developing a series of restructuring initiatives to address the cost structure and to reposition the enterprise to gain market share and take full advantage of any economic uptrend. The immediate goals of these restructuring initiatives were to reduce losses, preserve top employees and maintain high standards of client service. In the first quarter, certain business units took actions approved by senior management, that did not require approval by the Board of Directors (“Board”), in response to a decline in revenue in the first two months of that quarter resulting in a restructuring charge for severance of $3.0 million.

In August 2001, the Board approved a series of business realignment initiatives designed to reduce the work force by nearly 25%, or over 600 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; reduce the investment in the operations of JobDirect and write-down other related assets and goodwill. Based upon these initiatives, the Company’s analysis indicated that goodwill associated with JobDirect was impaired. As a result, the Company recognized an asset impairment charge related to JobDirect goodwill of $28,951 in the first quarter of fiscal 2002. In addition, all of the consultants of an acquired executive recruitment firm that was never integrated into the Company’s operations terminated their employment on August 1, 2001 and the Company recognized a goodwill impairment charge of $11,230 in the first fiscal quarter of 2002.

During the three months ended October 31, 2001, the Company finalized the realignment initiatives approved by the Board in August 2001. The Company also decided to exit the college recruitment market and discontinue the operations of JobDirect. As a result, the Company recognized an additional goodwill impairment charge of $2,745, an asset impairment charge of $7.5 million and a restructuring charge of $27.3 million.

During the fourth quarter of fiscal 2002, the Company implemented additional restructuring initiatives for executive recruitment and Futurestep businesses in Europe resulting in a restructuring charge of $4.9 million, consisting of $2.5 million of severance and $2.4 million of facilities costs for excess space. In addition, the Company determined that a non-strategic investment was permanently impaired and recognized a non-cash charge of $4.0 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

Operating results include asset impairment and restructuring charges related to the following business segments:

	Fiscal Year Ended April 30, 2002
	Asset Impairment		Restructuring		Total
	Goodwill	Other	Severance	Facilities
Executive recruitment
North America	$13,975	$711	$9,073	$5,490	$29,249
Europe			4,833	2,517	7,350
Asia/Pacific		15	1,761	70	1,846

Total executive recruitment	$13,975	$726	$15,667	$8,077	$38,445
Futurestep		12,958	2,592	6,872	22,422
JobDirect	28,951	1,369	843	1,173	32,336

Total	$42,926	$15,053	$19,102	$16,122	$93,203

The goodwill impairment charge in executive recruitment was related to two prior year acquisitions, which were never integrated into the Company’s operations, and for which there is no continuing business. All of the consultants were terminated in one of the acquired entities and the other entity was re-acquired by the former shareholders. The total goodwill write-off associated with these two acquisitions was $13,975. The other asset impairment charge of $726 is for the write-down of excess furniture and equipment to fair value less costs to sell.

The restructuring charge for executive recruitment severance of $15,667 included 222 employees in North America, 277 employees in Europe, and 41 employees in Asia/Pacific, respectively. The facilities restructuring charge for executive recruitment of $8,077 relates primarily to lease termination costs, net of estimated sublease income, for excess space in ten executive recruitment offices due to the reduction in workforce. The charge also includes $330 related to unamortized leasehold improvements.

The Futurestep asset impairment and restructuring charges resulted from the restructuring of operations to streamline the business. The asset impairment charge of $12,958 includes a recognized loss of $6,264 on an investment in a strategic relationship that will not be developed with the integration of Futurestep and executive recruitment support services, the write-off of a $4,000 investment that is no longer considered strategic that management believes is permanently impaired, $801 for the write-down of excess furniture, fixtures and equipment to estimated fair value less costs to sell and the write-off of capitalized software costs of $1,893 due to the integration of Futurestep and executive recruitment information technology support services.

The Futurestep restructuring charge of $2,592 for severance is for 48, 84 and 17 employees in North America, Europe and Asia/Pacific, respectively. The facilities restructuring charge of $6,144 relates to six Futurestep offices that were closed as employees were co-located with executive recruitment. The charge also includes $1,622 related to the write-off of unamortized leasehold improvements.

Initially in fiscal 2002, the Company had attempted to reposition JobDirect to continue its business operations resulting in an impairment charge for goodwill of $28,951 in the first fiscal quarter. The Company subsequently decided to discontinue the business and recognized an asset impairment charge of $1,369, primarily for the write-down of furniture, fixtures and equipment at facilities that were closed to estimated fair value less costs to sell. The restructuring charge was comprised of severance of $843 for 70 employees and $1,173 for lease termination costs in excess of estimated sublease income for its three offices, including the write-off of leasehold improvements of $61.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

A summary of the components of the restructuring liability by business segment at April 30, 2002 follows:

	Charged to Expense	Non-Cash Items	Payments	Liability at April 30, 2002
Executive recruitment
North America	$14,563	$330	$9,625	$4,608
Europe	7,350		4,378	2,972
Asia/Pacific	1,831		1,702	129
Futurestep	9,464	1,874	3,467	4,123
JobDirect	2,016	61	1,209	746

Total	$35,224	$2,265	$20,381	$12,578

The restructuring liability at April 30, 2002 includes $2,179 of severance restructuring costs and $10,399 of facilities restructuring costs. The severance accrual includes amounts paid monthly and are expected to be paid in full by October 31, 2002. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $3,277 is included in other long-term liabilities, that will be paid over the next two to ten years.

5.    Employee Profit-Sharing

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $537, $3,892 and $3,027 for fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, the Company contributed $294 of the contribution accrued in fiscal 2001 to the plan.

6.    Deferred Compensation and Retirement Plans, Pension Plan and Company Owned Life Insurance Policies

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB”plans), covering all of its employees in the United States and certain employees in other countries. The WEB plans are designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents and shareholders upon retirement from the Company. Each year a plan participant accrues and is fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during any 36 consecutive months in the final 72 months of active full-time employment.

The Company also has established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994. Certain vice presidents elect to participate in a “deferral unit” that requires the contribution of current compensation for an eight year period in return for defined benefit payments from the Company over a fifteen year period generally at retirement at age 65 or later. Participants may acquire additional “deferral units” every five years. The EWAP replaced the Wealth Accumulation Plan (“WAP”) in fiscal 1994 and executives who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement at age 65.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

The Company also maintains a Senior Executive Incentive Plan (“SEIP”) for participants elected by the Board. Generally, to be eligible, the executive must be participating in the EWAP. Participation in the SEIP requires the participant to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period after ten years of participation in the plan or such later date as may be elected by the participant.

Certain current and former employees also have individual deferred compensation arrangements with the Company which provide for payment of defined amounts over certain periods commencing at specified dates or events.

For financial accounting purposes, the Company estimates the present value of the future benefits payable under these plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the “benefit/years of service” attribution method for the SEIP, WAP and EWAP plans and the “projected unit credit” method for the WEB plan.

In calculating the accrual for future benefit payments, management has made assumptions regarding employee turnover, participant vesting, violation of non-competition provisions, and the discount rate. Management periodically reevaluates all assumptions. If assumptions change in future reporting periods, the changes may impact the measurement and recognition of benefit liabilities and related compensation expense.

As of April 30, 2002 and 2001, the Company had unrecognized losses related to the deferred compensation plans of $2,505 and $5,533, respectively, due primarily to changes in assumptions of the discount rate used for calculating the accruals for future benefits. As of April 30, 2002 and 2001, the Company also had unrecognized (gains) losses related to the pension plan of ($1,899) and $282, respectively, due to changes in assumptions of the discount rate used for calculating the accruals for future benefits in fiscal 2001 and changes in assumptions related to the participant population in fiscal 2002. The Company amortizes unrecognized (gains) losses over the average remaining service period of active participants. The discount rate was 7.25% in both fiscal 2002 and 2001.

The Company also maintains various retirement plans statutorily required in five foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2002 and 2001 is $2,727 for 108 participants and $3,246 for 75 participants, respectively. The Company’s contribution to these plans was $1,299 and $1,427 in fiscal 2002 and 2001, respectively.

The total long-term benefit obligations for the deferred compensation, retirement and pension plans were:

	Fiscal Year Ended April 30,
	2002	2001
Deferred compensation plans	$36,583	$33,334
Retirement plans	2,727	3,246
Pension plan	5,496	4,942

Total long-term benefit obligation	$44,806	$41,522

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2002	2001
Deferred compensation plans:
Benefit obligation at beginning of year	$34,673	$32,621
Service cost	2,788	3,080
Interest cost	1,225	366
Plan participants’ contributions	1,629	1,541
Recognized loss due to change in assumption	332	306

Total expense	$5,974	$5,293
Benefits paid	(2,602)	(3,241)

Benefit obligation at end of fiscal year	$38,045	$34,673
Less: current portion of benefit obligation	(1,462)	(1,339)

Long-term benefit obligation at end of year	$36,583	$33,334

	Fiscal Year Ended April 30,
	2002	2001
Pension plan:
Benefit obligation at beginning of year	$4,942	$3,713
Service cost	576	981
Interest cost	243	253
Recognized loss due to change in assumption	(136)	19

Total expense	$683	$1,253
Benefits paid	(129)	(24)

Long-term benefit obligation at end of year	$5,496	$4,942

The Company has purchased COLI contracts insuring participants and former participants in the deferred compensation and pension plans. The gross CSV of these contracts of $112,915 and $102,286 is offset by outstanding policy loans of $59,867 and $47,925, in the accompanying consolidated balance sheets as of April 30, 2002 and 2001, respectively. Total death benefits payable under COLI contracts were $238,425 and $248,460 at April 30, 2002 and 2001, respectively. Management intends to use the future death benefits (if any) from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2002, COLI contracts with a net cash surrender value of $44,207 and death benefits payable of $185,927 were held in trust for these purposes.

7.    Income Taxes

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

The (benefit from) provision for domestic and foreign income taxes is comprised of the following components:

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated	Restated
Current income taxes:
Federal	$(14,186)	$11,258	$12,786
State	(4,092)	3,879	4,718

Total	$(18,278)	15,137	17,504

Deferred income taxes:
Federal	3,906	(4,231)	(1,097)
State	(841)	11	(366)

Total	3,065	(4,220)	(1,463)

Foreign income taxes	2,885	11,526	5,897

(Benefit from) provision for income taxes	$(12,328)	$22,443	$21,938

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated	Restated
Domestic	$(82,478)	$27,269	$37,784
Foreign	(29,242)	24,526	13,455

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$(111,720)	$51,795	$51,239

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated	Restated
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source dividend income	(2.7)	13.2	10.2
Foreign income tax credits utilized		(11.4)	(8.3)
Income subject to net higher foreign tax rates	0.3	5.3	2.3
COLI CSV decrease (increase), net		1.3	(3.4)
Non-deductible goodwill amortization		4.2	1.3
Impairment of acquired net operating losses	(4.4)
Non-deductible restructuring charge	(15.5)
Other	(1.7)	(4.3)	5.7

Effective tax rate	11.0%	43.3%	42.8%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2002	2001
		Restated
Deferred income tax assets (liabilities):
Deferred compensation	$17,462	$15,490
Allowance for doubtful accounts	1,582	3,319
Other accrued liabilities	949	(472)
Property and equipment	3,471	2,101
Loss and credit carryforwards	2,912	9,217
Other (foreign)	12,766	4,108

Total deferred tax asset	$39,142	$33,763
Less: valuation allowance	(7,012)

Net deferred tax asset	$32,130	$33,763

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes sufficient uncertainty exists regarding the realizability of the asset that a valuation allowance is required. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax asset will be realizable. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes.

For the year ended April 30, 2002, the Company generated a net operating tax loss in the United States of approximately $54.0 million . This U.S. net operating tax loss was carried back to the tax years ended April 30, 2000 and April 30, 2001. The Company expects to receive approximately $18.3 million of federal and state tax refunds as a result of this carryback claim.

At April 30, 2002, the Company had foreign tax credit carryforwards of $2,912 to offset future tax liabilities in the United States that expire in fiscal 2007.

The Company has not provided for U.S. deferred income taxes on approximately $34.0 million of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas”, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

8.    Property and Equipment and Long-lived Assets

Property and equipment is carried at cost, less accumulated depreciation. Leasehold improvements are amortized over the useful life of the asset, or the lease term, whichever is less, using the straight-line method. Software development costs for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and, once placed in service, amortized using the straight-line method over the estimated useful life, generally five years. All other property and equipment is depreciated or amortized over the estimated useful lives of three to ten years, using the straight-line method.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

Property and equipment consists of the following:

	As of April 30,
	2002	2001
		Restated
Property and equipment:
Computer equipment and software	$49,627	$48,528
Furniture and fixtures	22,325	24,011
Leasehold improvements	23,357	23,482
Automobiles	815	1,697

	96,124	97,718
Less: Accumulated depreciation and amortization	(55,876)	(43,262)

Property and equipment, net	$40,248	$54,456

The Company reviews long-lived assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of assets are calculated at the lowest level for which there are identifiable cash flows. Recoverability of the carrying value is measured by comparing the carrying value of the asset to future net cash flows expected to be generated by the asset. If the carrying value is greater than the future net cash flows, the impairment charge recognized is the amount by which the carrying value exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

As a result of the restructuring initiatives in fiscal 2002, the Company recognized an asset impairment charge of $4,789 related to the write-down of excess furniture and equipment to fair value less costs to sell and a restructuring charge of $2,013 to write-off leasehold improvements. See Note 4.

9.    Notes Payable and Long-Term Debt

The Company’s long-term debt consists of the following:

	As of April 30,
	2002	2001
		Restated
Unsecured subordinated notes payable to shareholders due through 2004, bearing interest at various rates up to 8.50%	$14,452	$23,674
Less: current maturities	(12,818)	(11,832)

Long-term debt	$1,634	$11,842

Long-term debt due to shareholders outstanding at April 30, 2002 of $1,634 is due in fiscal 2004.

At April 30, 2002, the Company maintained a $45.0 million credit facility with Bank of America that matures in November 2002. Borrowings under the credit facility bear interest at Prime plus 3.75%. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. The outstanding balance under the revolving line of credit was $39.0 million at April 30, 2002. In June 2002, the outstanding borrowings under the facility were repaid and the credit facility commitment, which matures in November 2002, was reduced from $45.0 million to $31.2 million.

The Company has outstanding borrowings against the CSV of COLI contracts of $59,867 and $47,925 at April 30, 2002 and 2001, respectively. These borrowings are secured by the CSV, principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.5% to 8.0%. See Note 6.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

10.    Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regions led by a regional president. Revenue from strategic management assessment engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by an operating group comprised of a president of operations for North America and Asia and a president of operations for Europe. The regional presidents and this operating group report directly to the Chief Executive Officer of the Company.

With the acquisition of JobDirect in fiscal 2001, the Company expanded into the college recruitment market. The Company decided to exit this business segment in the fiscal quarter ended October 31, 2001 and ceased operations in the fiscal quarter ending January 31, 2002. See Note 4.

A summary of the Company’s operations (excluding interest income and other income, and interest expense) by business segment follows:

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated	Restated
Revenue:
Executive recruitment:
North America	$203,986	$343,095	$271,313
Europe	92,972	135,278	112,045
Asia/Pacific	38,936	53,977	48,603
South America	11,350	17,183	17,307
Futurestep	45,261	82,082	38,294
JobDirect	1,386	4,683

Total revenue	$393,891	$636,298	$487,562

	Fiscal Year Ended April 30,
	2002	2001	2000
		Restated	Restated
Operating profit (loss) before asset impairment and restructuring charges:
Executive recruitment:
North America	$18,503	$65,080	$52,783
Europe	(7,990)	19,960	13,034
Asia/Pacific	393	6,632	5,174
South America	(2,154)	672	1,798
Futurestep	(15,351)	(26,022)	(23,878)
JobDirect	(5,831)	(11,249)

Subtotal operating profit (loss) before asset impairment and restructuring charges	$(12,430)	$55,073	$48,911
Asset impairment and restructuring charges (Note 4)	93,203

Total operating profit (loss)	$(105,633)	$55,073	$48,911

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

Goodwill amortization expense included in operating profit (loss) by business segment in fiscal 2001 and 2000 was: $5,753 and $890 in North America, $1,866 and $816 in Europe, $286 and $294 in Asia/Pacific, $2,040 and $662 in Futurestep and $1,581 in JobDirect.

Identifiable assets by business segment are as follows:

	As of April 30,
	2002	2001	2000
		Restated	Restated
Identifiable assets:
Executive recruitment:
North America(1)	$237,392	$259,811	$287,603
Europe	64,091	93,735	91,790
Asia/Pacific	32,952	39,259	33,376
South America	8,504	12,481	12,686
Futurestep	34,320	53,021	46,723
JobDirect	315	37,795

Total identifiable assets	$377,574	$496,102	$472,178

(1)	The Corporate office identifiable assets of $88,053, $101,146 and $146,868 in fiscal 2002, 2001 and 2000, respectively, are included in North America.

A summary of goodwill, net included in identifiable assets by business segment in fiscal 2002, 2001 and 2000 follows:

	As of April 30,
	2002	2001	2000
Goodwill
North America	$45,558	$58,934	$51,385
Europe	19,897	19,468	24,770
Asia/Pacific	861	833	1,252
Futurestep	19,030	17,821	16,552
JobDirect		28,950

Total goodwill	$85,346	$126,006	$93,959

Following are the results of our Mexico operations reported on the equity method and excluded from the tables above:

	Fiscal Year Ended April 30,
	2002	2001	2000
Revenue	$16,179	$17,479	$13,181
Operating profit	6,139	7,834	5,894
Equity in earnings of unconsolidated subsidiaries	1,141	1,661	1,510
Identifiable assets	5,951	5,629	5,945

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

A summary of Futurestep’s revenue and identifiable assets by geographic area follows:

	Fiscal Year Ended April 30,
	2002	2001	2000
Revenue:
North America	$9,961	$26,507	$20,595
Europe	29,663	45,196	15,445
Asia/Pacific	5,637	10,379	2,254

Total revenue	$45,261	$82,082	$38,294

	As of April 30,
	2002	2001	2000
Identifiable assets:
North America	$4,004	$11,139	$9,856
Europe	27,575	37,572	33,548
Asia/Pacific	2,741	4,310	3,319

Total identifiable assets	$34,320	$53,021	$46,723

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2002, 2001 or 2000.

11.    Acquisitions

In fiscal 2001, the Company completed two acquisitions: Westgate Group, a leading executive recruitment firm, specializing in financial services in the eastern United States and JobDirect, an on-line recruiting service focused on college graduates and entry-level professionals. The aggregate purchase price of these acquisitions was $47.2 million, consisting of 154,923 shares of the Company’s stock valued at $3.6 million, notes payable of $5.0 million and cash of $38.6 million. These acquisitions were accounted for under the purchase method and resulted in $42.5 million of goodwill. Operating results of these businesses were included in the consolidated financial statements from their acquisition dates.

In fiscal 2002, the Company recognized a goodwill impairment charge of $40.2 million related to these acquisitions. See Note 4.

During fiscal 2000, the Company completed a total of nine acquisitions in executive recruitment: seven firms in North America, including three in Canada; one in Europe; and one in Asia/Pacific. The aggregate purchase price of these acquisitions was $84.5 million, consisting of 894,297 shares of the Company’s stock valued at $21.8 million, notes payable of $31.8 million, cash of $22.8 million and accrued liabilities of $8.1 million. In addition, Futurestep completed the acquisition of the executive search and selection business of the PA Consulting Group with operations in Europe and Asia/Pacific for $19.8 million payable in cash and $1.7 million payable as deferred compensation over a three year period. These acquisitions were accounted for under the purchase method and resulted in $98.1 million of intangible assets, primarily goodwill. The operating results of these entities, including executive recruitment and Futurestep revenue of $24.2 million and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

$7.3 million, respectively, have been included in the consolidated financial statements from their acquisition dates. In fiscal 2002, the Company recognized an asset impairment charge of $2.7 million for goodwill related to one of the North America acquisitions.

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

	Fiscal Year Ended April 30,
	2001	2000
	Restated	Restated
Revenue	$637,987	$554,353
Net income	29,016	30,078
Earnings per share
Basic	0.78	0.82
Diluted	0.75	0.79

12.    Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2015. Total rental expense for fiscal years 2002, 2001 and 2000 amounted to $28,513, $25,892 and $23,050, respectively. At April 30, 2002, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $100,041, excluding commitments accrued in the restructuring liability, payable as follows: $23,313 in 2003, $19,560 in 2004, $17,111 in 2005, $13,906 in 2006, $8,975 in 2007 and $17,176 thereafter. As of April 30, 2002, the Company has outstanding standby letters of credit of $5,695 in connection with office leases.

As of April 30, 2002, the Company has employment agreements with certain of its executive officers, with initial terms through June 2004 that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $5.4 million and $7.2 million prior to and following a change in control, respectively. In addition, all outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

The Company has a policy of requiring key vice presidents to enter into a standard form of employment agreement which provides for an annual base salary and discretionary and incentive bonus payments. In addition, the Company has a severance policy for all of its vice presidents that provides for minimum payments based on length of service. Upon termination without cause, the Company is required to pay the greater of the amount due under the employment contract or the severance policy. The Company also requires its vice presidents to agree in their employment contracts not to compete with the Company both during the term of their employment, and for a period of up to two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation, which if resolved adversely against the Company, would in the opinion of the Company, have a material adverse effect on the Company’s business, financial position or results of operations.

13.    Subsequent Event

On June 13, 2002, the Company entered into a Securities Purchase Agreement with Friedman Fleischer & Lowe Capital Partners, L. P., a Delaware limited partnership and FFL Executive Partners, L. P., a Delaware limited partnership (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers for an aggregate purchase price of $50 million (i) 10,000 shares of its 7.5% Convertible Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, (ii) 7.5% Convertible Subordinated Notes Due 2010, in an aggregate principal amount of $40 million (the “Notes”), and (iii) eight-year warrants to purchase 272,727 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock “), with an exercise price of $12.00 per share. The Series A Preferred Stock and the Notes are convertible into Common Stock at $10.25 per share, initially representing 4,878,049 shares of Common Stock.

14.    Impact of Restatement to Equity Method of Accounting for Mexico Subsidiaries

The following tables illustrate the impact of the adjustments to restate the Company’s previously reported financial statements to the account for the Company’s investments in its Mexico subsidiaries under the equity method (restated) instead of the consolidation method (previously reported). See Note 1.

Consolidated Balance Sheets

	Fiscal 2001			Fiscal 2000
	Restated	Increase (Decrease)	Previously Reported	Restated	Increase (Decrease)	Previously Reported
Cash	$85,661	$(2,802)	$88,463	$83,653	$(3,322)	$86,975
Accounts receivable	89,562	(1,951)	91,513	99,777	(1,729)	101,506
Other current assets	46,082	(344)	46,426	79,019	(338)	79,357
Net fixed assets	54,456	(533)	54,989	35,256	(556)	35,812
Other investments	6,894		6,894	1,129		1,129
Other long-term assets	213,447	1,403	212,044	173,344	2,129	171,215

Total assets	$496,102	(4,227)	$500,329	$472,178	$(3,816)	$475,994

Accrued liabilities	$142,598	(627)	$143,225	$155,774	$(566)	$156,340
Other current liabilities	27,496	(473)	27,969	28,205	(245)	28,450
Long-term liabilities	55,842	159	55,683	56,975	215	56,760
Minority interest		(3,286)	3,286		(3,220)	3,220
Shareholders’ equity	270,166		270,166	231,224		231,224

Total liabilities & equity	$496,102	$(4,277)	$500,329	$472,178	$(3,816)	$475,994

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

Consolidated Statement of Operations

	Fiscal 2001				Fiscal 2000
	Restated	Increase (Decrease)		Previously Reported	Restated	Increase (Decrease)		Previously Reported
Revenue	$636,298		$(17,479)	$653,777	$487,562		$(13,181)	$500,743
Compensation & benefits	383,277		(4,499)	387,776	295,307		(3,601)	298,908
General & administrative expense	197,948		(5,146)	203,094	143,344		(3,686)	147,030
Interest income and other income, net	4,122		(691)	4,813	6,748		(654)	7,402
Interest expense	7,400		(21)	7,421	4,420		(16)	4,436

Income before provision for income taxes & non-controlling shareholders’ interest or equity in earnings of unconsolidated subsidiaries	51,795		(8,504)	60,299	51,239		(6,532)	57,771
(Benefit from) provision for income taxes	22,443		(2,883)	25,326	21,938		(2,188)	24,126
Non-controlling shareholders’ interest			(3,960)	3,960			(2,834)	2,834
Equity in earnings of unconsolidated subsidiaries	1,661		1,661		1,510		1,510

Net income	$31,013	$		$31,013	$30,811	$		$30,811

Basic EPS	$0.83			$0.83	$0.85			$0.85
Diluted EPS	$0.81			$0.81	$0.82			$0.82

Consolidated Statement of Cash Flows

	Fiscal 2001			Fiscal 2000
	Restated	Increase (Decrease)	Previously Reported	Restated	Increase (Decrease)	Previously Reported
Net cash provided by operating activities	$63,848	$412	$63,436	$73,082	$(1,440)	$74,522
Net cash used in investing activities	(55,687)	108	(55,795)	(107,298)	120	(107,418)
Net cash (used in) provided by financing activities	(2,325)		(2,325)	8,669		8,669
Effect of foreign currency exchange rate changes on cash flows	(3,828)		(3,828)	(2,539)		(2,539)

Net increase in cash and cash equivalents	2,008	520	1,488	(28,086)	(1,320)	(26,766)
Cash and cash equivalents at beginning of the period	83,653	(3,322)	86,975	111,739	(2,002)	113,741

Cash and cash equivalents at end of the period	$85,661	$(2,802)	$88,463	$83,653	$(3,322)	$86,975

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

15.    Quarterly Financial Information (unaudited)

The following tables illustrate the impact of the adjustments to restate the Company’s previously reported quarterly operating results to account for the Company’s investments in its Mexico subsidiaries under the equity method (restated) instead of the consolidation method (previously reported).

Summary of Operating Results

	Fiscal Year 2001 Quarters Ended,
	July 31		October 31		January 31		April 30
	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported

Revenue	$169,518	$173,623	$168,934	$173,621	$152,633	$157,171	$145,213	$149,362
South America*	4,731	8,836	4,814	9,501	3,644	8,183	3,994	8,142

Operating profit	16,361	18,540	11,031	13,588	12,779	14,952	14,902	15,827
South America*	68	2,247	61	2,618	(384)	1,789	927	1,852

Net income	10,007	10,007	6,108	6,108	6,903	6,903	7,995	7,995

Net income per share
Basic	0.27	0.27	0.16	0.16	0.18	0.18	0.21	0.21
Diluted	0.26	0.26	0.16	0.16	0.18	0.18	0.21	0.21

	Fiscal Year 2002 Quarters Ended,
	July 31		October 31		January 31		April 30
	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Revenue	$109,537	$114,443	$104,489	$108,949	$89,771	$93,268	$90,094
South America*	3,071	7,978	2,920	7,379	2,327	5,824	3,032

Operating loss	(54,584)	(52,351)	(36,596)	(34,664)	(3,772)	(2,449)	(10,681)
South America*	(446)	1,786	(382)	1,551	(1,428)	(105)	102

Net loss	(46,859)	(46,859)	(30,867)	(30,867)	(7,253)	(7,253)	(13,272)

Net loss per share
Basic	(1.25)	(1.25)	(0.82)	(0.82)	(0.19)	(0.19)	(0.35)
Diluted	(1.25)	(1.25)	(0.82)	(0.82)	(0.19)	(0.19)	(0.35)

*	South America was previously referred to as Latin America

SCHEDULE II

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year Ended April 30, 2002	$12,937	$10,853		$16,023	$7,767
Year Ended April 30, 2001 (restated)	12,538	22,581		22,182	12,937
Year Ended April 30, 2000 (restated)	7,847	11,858		7,167	12,538

Reserve for Severance and Costs Under Corporate Restructuring Program
Year Ended April 30, 2002		93,203		80,625	12,578
Year Ended April 30, 2000	1,549			1,549

Reserve for Acquired Termination Costs
Year Ended April 30, 2001	2,520			2,520
Year Ended April 30, 2000			2,520		2,520