Form 10-K/A
period 2002-04-30
KORN FERRY INTERNATIONAL
filed 2002-08-12
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

KORN/FERRY INTERNATIONAL
Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2002

EXPLANATORY NOTE

This Form 10-K/A amends the registrant’s Annual Report on Form 10-K filed on July 29, 2002 for the fiscal year ended April 30, 2002 and is being filed soley to reflect changes to the reports of our independent accountants and the notes relating to our audited consolidated financial statements referred to in Item 6 and to file additional exhibits found in Item 14. Except for the changes in these two Items, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

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

PART IV.

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

Page

1.	Index to Financial Statements:

	See Consolidated Financial Statements included as part of this Form 10-K	F-1

2.	Financial Statement Schedules:

	Schedule II—Valuation and Qualifying Accounts	F-33

3.	Exhibits:

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

4.1	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), and incorporated herein by reference.

4.2	Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

4.3	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

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

10.18	Amendment No. 1 to Loan Agreement, dated January 30, 2001, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, dated March 19, 2001, and incorporated herein by reference.

10.19	Amendment No. 2 to Loan Agreement, dated April 29, 2001, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, dated December 17, 2001, and incorporated herein by reference.

10.20	Amendment No. 3 to Loan Agreement, dated March 7, 2002, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated March 18, 2002, and incorporated herein by reference.

10.21	Amendment No. 4 to Loan Agreement, dated March 29, 2002, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

Exhibit Number		Description of Exhibit

10.22		Amendment No. 5 to Loan Agreement, dated June 13, 2002, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

10.23*		Performance Award Plan filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.24*		Amendments to Performance Award Plan, filed as Exhibit 10.4 on the Company’s Annual Report on Form 10-K, dated July 30, 2001, and incorporated herein by reference.

10.25*		Amendments to Performance Award Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.26
Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

10.27	*	Letter from the Company to James E. Boone, dated February 28, 1995.

10.28	*	Employment Agreement between the Company and James E. Boone, dated May 1, 1995.

10.29	*	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001.

10.30	*	Letter from the Company to Robert H. McNabb, dated November 29, 2001.

10.31	*	Employment Agreement between the Company and Robert H. McNabb, dated December 7, 2001.

16.1
Letter of Arthur Andersen LLP to the Securities and Exchange Commission, dated April 12, 2002, regarding change in certifying accountant filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K, dated April 11, 2002, and incorporated herein by reference.

21.1		Subsidiaries of Korn/Ferry International, filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

23.1		Consent of Independent Auditors, filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

24.1		Power of Attorney, filed as Exhibit 24.1 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

*	Management contract, compensatory plan or arrangement.

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
Date: August 12, 2002

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Korn/Ferry International

We have audited the accompanying consolidated balance sheet of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the “Company”), as of April 30, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended April 30, 2002 included in the index at Item 14(a). The consolidated financial statements of the Company as of April 30, 2001, and for the two years then ended, and the schedule for the two years ended April 30, 2001 included in the index at Item 14(a), were audited by other auditors whose report dated June 11, 2001, expressed an unqualified opinion on those statements and schedule prior to the restatement described in Notes 1 and 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

As discussed above, the consolidated financial statements of the Company as of April 30, 2001, and for the two years then ended were audited by other auditors who have ceased operations. As described in Notes 1 and 14, these consolidated financial statements have been restated to reflect the Company’s investment in its Mexico subsidiaries on the equity method of accounting. Previously, these subsidiaries were included in the consolidated financial statements as consolidated subsidiaries. We audited the adjustments that were applied to restate the disclosures reflected in Note 14 with respect to fiscal 2001 and fiscal 2000, and the adjustments that were applied to the schedule for the two years ended April 2001. Our procedures principally consisted of the following: (i) examining evidence of the appropriateness of the equity method of accounting for the investment in the Mexico subsidiaries, (ii) agreeing the adjustment amounts for Mexico subsidiaries to the Company’s consolidating financial statements obtained from management and (iii) testing the mathematical accuracy in computing the restated consolidated financial statement amounts reflected in Note 14. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements and schedule of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements and schedule taken as a whole.

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

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California
June 11, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE FINANCIAL STATEMENTS REFERRED TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT TO ACCOUNT FOR KORN/FERRY INTERNATIONAL’S INVESTMENT IN ITS MEXICO SUBSIDIARIES UNDER THE EQUITY METHOD INSTEAD OF THE CONSOLIDATION METHOD. (SEE NOTES 1 AND 14). THE RESTATEMENT ADJUSTMENTS HAVE BEEN REPORTED ON BY ERNST & YOUNG LLP.

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

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California
June 11, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE FINANCIAL STATEMENTS REFERRED TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT TO ACCOUNT FOR KORN/FERRY INTERNATIONAL’S INVESTMENT IN ITS MEXICO SUBSIDIARIES UNDER THE EQUITY METHOD INSTEAD OF THE CONSOLIDATION METHOD. (SEE NOTES 1 AND 14). THE RESTATEMENT ADJUSTMENTS HAVE BEEN REPORTED ON BY ERNST & YOUNG LLP.

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

In prior years, the Company consolidated the accounts of its subsidiaries in Mexico, in which KFY believes it has effective control but owns less than 50% of the shareholder voting interest. While the Company believes that this presentation reflected the way in which these subsidiaries are managed and operate, the legal structure of these entities requires the use of the equity method of accounting under accounting principles generally accepted in the United States (“GAAP”). This legal structure was established in 1977, which at that time, limited foreign investment. Accordingly, the accompanying consolidated financial statements for prior periods have been restated to comply with GAAP and reflect the operations of the Mexico subsidiaries under the equity method of accounting. The restatement to properly apply the equity method of accounting for the Mexico subsidiaries had no impact on net income, EPS or cash flow but did reduce previously reported revenue and expenses. See Notes 14 and 15 (unaudited) for a comparison of the restated results to the previously reported results.

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

Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Net foreign currency transaction and translation (gains) losses, on an after tax basis, included in net income (loss), were ($246), $646 and $1,708 in fiscal 2002, 2001 and 2000, respectively.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

In June 2001, the Company granted the Chief Executive Officer 100,000 shares of restricted stock with a fair market value of $15.50 per share which vests evenly over three years. The Company also granted 43 employees 210,333 shares of restricted stock and stock unit awards with a fair market value of $16.04 per share which vest evenly over three years. At April 30, 2002, 261,500 shares of restricted stock and stock unit awards were outstanding. Compensation expense related to these awards is charged to earnings on a straight-line basis over the 36 month vesting period and totaled $1,150 at April 30, 2002.

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

6.    Deferred Compensation and Retirement Plans, Pension Plan and Company Owned Life Insurance Policies

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering all of its employees in the United States and certain employees in other countries. The WEB plans are designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents and shareholders upon retirement from the Company. Each year a plan participant accrues and is fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during any 36 consecutive months in the final 72 months of active full-time employment.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

The total long-term benefit obligations for the deferred compensation, retirement and pension plans were:

	Fiscal Year Ended April 30,
	2002	2001
Deferred compensation plans	$36,583	$33,334
Retirement plans	2,727	3,246
Pension plan	5,496	4,942

Total long-term benefit obligation	$44,806	$41,522

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2002	2001
Deferred compensation plans:
Benefit obligation at beginning of year	$34,673	$32,621
Service cost	2,788	3,080
Interest cost	1,225	366
Plan participants’ contributions	1,629	1,541
Recognized loss due to change in assumption	332	306

Total expense	$5,974	$5,293
Benefits paid	(2,602)	(3,241)

Benefit obligation at end of fiscal year	$38,045	$34,673
Less: current portion of benefit obligation	(1,462)	(1,339)

Long-term benefit obligation at end of year	$36,583	$33,334

	Fiscal Year Ended April 30,
	2002	2001
Pension plan:
Benefit obligation at beginning of year	$4,942	$3,713
Service cost	576	981
Interest cost	243	253
Recognized (gain) loss due to change in assumption	(136)	19

Total expense	$683	$1,253
Benefits paid	(129)	(24)

Long-term benefit obligation at end of year	$5,496	$4,942

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

For the year ended April 30, 2002, the Company generated a net operating tax loss in the United States of approximately $54.0 million. This U.S. net operating tax loss was carried back to the tax years ended April 30, 2000 and April 30, 2001. The Company expects to receive approximately $18.3 million of federal and state tax refunds as a result of this carryback claim.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

At April 30, 2002, the Company had foreign tax credit carryforwards of $2,912 to offset future tax liabilities in the United States that expire in fiscal 2007.

The Company has not provided for U.S. deferred income taxes on approximately $34.0 million of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas”, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings was to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

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

14.    Impact of Restatement to Equity Method of Accounting for Mexico Subsidiaries

The following tables illustrate the impact of the adjustments to restate the Company’s previously reported financial statements to account for the Company’s investments in its Mexico subsidiaries under the equity method (restated) as required by GAAP, instead of the consolidation method (previously reported). See Note 1.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
April 30, 2002
(dollars in thousands, except per share amounts)

15.    Quarterly Financial Information (unaudited)

The following tables illustrate the impact of the adjustments to restate the Company’s previously reported quarterly operating results to account for the Company’s investments in its Mexico subsidiaries under the equity method (restated) as required by GAAP, instead of the consolidation method (previously reported).

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