Form 10-Q
period 2002-07-31
KORN FERRY INTERNATIONAL
filed 2002-09-16
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002 or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of our common stock as of September 11, 2002 was 37,857,574.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of July 31, 2002	As of April 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$58,792	$66,128
Receivables due from clients, net of allowance for doubtful accounts of $7,963 and $7,767	55,153	54,960
Income tax and other receivables	13,935	30,140
Deferred income taxes	10,576	10,336
Prepaid expenses	11,108	10,331

Total current assets	149,564	171,895

Property and equipment, net	37,690	40,248
Cash surrender value of company owned life insurance policies, net of loans	52,449	53,048
Deferred income taxes	22,771	21,794
Goodwill	88,158	85,346
Other intangibles, net of accumulated amortization of $4,463 and $4,103	471	396
Deferred financing costs, investments in unconsolidated subsidiaries and other	8,529	4,847

Total assets	$359,632	$377,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$7,902	$12,818
Borrowings under credit facility		39,000
Accounts payable	8,352	8,319
Compensation and benefits	25,943	48,774
Other accrued liabilities	31,370	37,374

Total current liabilities	73,567	146,285

Deferred compensation and other retirement plans	46,489	44,806
Long-term debt	40,757	1,634
Other	7,247	5,552

Total liabilities	168,060	198,277
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $10,100	8,964
Shareholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 38,597 and 38,587 shares issued and 37,871 and 37,869 shares outstanding	303,034	301,488
Retained earnings (deficit)	(103,561)	(102,853)
Unearned restricted stock compensation	(2,643)	(2,988)
Accumulated other comprehensive loss	(12,486)	(14,101)

Shareholders’ equity	184,344	181,546
Less: Notes receivable from shareholders	(1,736)	(2,249)

Total shareholders’ equity	182,608	179,297

Total liabilities and shareholders’ equity	$359,632	$377,574

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended July 31,
	2002	2001
	(unaudited)
Fee revenue	$83,950	$105,535
Reimbursed out-of-pocket expenses	5,838	7,921

Revenue	89,788	113,456
Compensation and benefits	59,508	75,153
General and administrative expenses	18,675	32,045
Out-of-pocket expenses	6,064	7,569
Depreciation and amortization	4,231	4,044
Goodwill impairment charges		40,181
Asset impairment and restructuring charges		9,247
Interest income and other income, net	972	865
Interest expense	2,656	1,548

Loss before provision for income taxes and equity in earnings of unconsolidated subsidiaries	(374)	(55,466)
Provision for (benefit from) income taxes	570	(8,081)
Equity in earnings of unconsolidated subsidiaries	361	526

Net loss	$(583)	$(46,859)

Net loss attributed to common shares	$(708)	$(46,859)

Basic loss per common share	$(0.02)	$(1.25)

Basic weighted average common shares outstanding	37,701	37,555

Diluted loss per common share	$(0.02)	$(1.25)

Diluted weighted average common shares outstanding	37,701	37,555

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended July 31,
	2002	2001
	(unaudited)
Cash from operating activities:
Net loss	$(583)	$(46,859)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	3,871	3,936
Amortization of intangible assets	360	107
Amortization of note payable discount	84	139
Interest, dividends and amortization on convertible debt and preferred stock	446
Loss on disposition of property and equipment	138	72
Unrealized loss on marketable securities and other assets	290
Provision for doubtful accounts	2,056	3,510
Cash surrender value (gains) losses and benefits in excess of premiums paid	(197)
Deferred income tax provision (benefit)	(977)	(7,844)
Tax benefit from exercise of stock options		188
Asset impairment charge		46,445
Restructuring charge		1,618
Restricted stock compensation	346	101
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	1,683	1,931
Receivables	14,624	11,663
Prepaid expenses	(777)	(1,020)
Investment in unconsolidated subsidiaries	(511)	(795)
Income taxes	(124)	(12,683)
Accounts payable and accrued liabilities	(28,781)	(85,563)
Other	1,292	676

Net cash used in operating activities	(6,760)	(84,378)

Cash from investing activities:
Purchase of property and equipment	(190)	(5,088)
Sale of marketable securities		13,008
Premiums on life insurance, net of benefits received	(2,379)	(2,483)

Net cash (used in) provided by investing activities	(2,569)	5,437

Cash from financing activities:
Issuance of convertible debt, preferred stock and warrants, net	45,722
Net (repayments) borrowings on credit line	(39,000)	52,000
Payment of shareholder acquisition notes	(4,656)	(2,926)
Net borrowings under life insurance policies	2,507	2,488
Purchase of common stock and payment on related notes	(65)	(457)
Issuance of common stock and receipts on shareholders’ notes	513	2,251

Net cash provided by financing activities	5,021	53,356

Effect of exchange rate changes on cash flows	(3,028)	(548)

Net decrease in cash and cash equivalents	(7,336)	(26,133)
Cash and cash equivalents at beginning of the period	66,128	85,661

Cash and cash equivalents at end of the period	$58,792	$59,528

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three months ended July 31, 2002 and 2001 include the accounts of Korn/Ferry International (“KFY”), all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (“Annual Report”) and should be read together with the Annual Report.

In fiscal 2002, the Company determined that its investment in subsidiaries in Mexico should be accounted for using the equity method of accounting under accounting principles generally accepted in the United States (“GAAP”). Previously, the Company consolidated the accounts of its subsidiaries in Mexico, in which KFY believes it has effective control but owns less than 50% of the shareholder voting interest. While the Company believes that this presentation reflected the way in which these subsidiaries are managed and operate, the legal structure of these entities requires the use of the equity method of accounting under GAAP. This legal structure was established in 1977, which at that time, limited foreign investment. Accordingly, the accompanying consolidated financial statements for fiscal 2002 have been restated to comply with GAAP and reflect the operations of the Mexico subsidiaries under the equity method of accounting. The restatement to properly apply the equity method of accounting for the Mexico subsidiaries had no impact on net income, EPS or cash flow but did reduce previously reported revenue and expenses.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition, deferred compensation and deferred income taxes.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

Effective as of May 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. EITF No. 01-14 requires the classification of reimbursements received for “out-of-pocket” expenses as revenue and the related expenses incurred as expense on the statement of operations. Historically, the Company followed this practice for “out-of-pocket” expenses incurred by the Company and its consultants. Candidate “out-of-pocket” expenses, primarily travel, however, were netted in revenue as a reduction in the amounts billed to clients. The Company is the primary obligor and at risk for client reimbursement of the candidate “out-of-pocket” expenses and accordingly, prior period results reflect the reclassification of candidate “out-of-pocket” expenses previously netted in revenue to expense. Although revenue and expense increased as a result of the reclassification, there was no impact on operating profit, net income, EPS or cash flow.

Effective as of May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of”. The adoption of SFAS No. 144 did not have an impact on the Company’s financial statements for the three months ended July 31, 2002.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for costs associated with an exit or disposal activity, including certain restructuring costs, be recognized and measured initially at fair value when the liability is incurred. Previously, these liabilities were recognized at the date an entity committed to a plan and measurement at fair value was not required. This statement is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

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

2.    Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share (“diluted EPS”) reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net loss by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. Following is a reconciliation of the numerator (loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three months ended July 31,
	2002			2001
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic EPS
Net loss	$(583)			$(46,859)
Convertible preferred stock dividend	(125)

Loss attributed to common shareholders	$(708)	37,701	$(0.02)	$(46,859)	37,555	$(1.25)

Effect of dilutive securities
Shareholder common stock purchase commitments
Convertible debt
Convertible preferred stock
Stock options

Diluted EPS
Loss attributed to common shareholders plus assumed conversions	$(708)	37,701	$(0.02)	$(46,859)	37,555	$(1.25)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months ended July 31, 2002 would have been 37,718.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income (loss) is as follows:

	Three months ended July 31,
	2002	2001
Net loss	$(583)	$(46,859)
Foreign currency translation adjustment	1,616	(1,073)
Reclassification adjustment for losses realized in net income (loss), net of tax benefit of $2,145		2,962

Comprehensive income (loss)	$1,033	$(44,970)

Due to certain restructuring activities taken by the Company, as discussed in Note 4, the extended decline in the stock market and other factors, the Company believed that the loss in value related to certain equity securities was no longer temporary in nature and reclassified the loss of $2,962, net of a tax benefit of $2,145, included in other comprehensive income (loss) at April 30, 2001 to net income (loss) in the three months ended July 31, 2001 resulting in a pretax charge of $5,107. In addition, the Company recognized a holding loss on these securities of $1,157 arising in the three months ended July 31, 2001. The total pretax charge related to the recognized loss on this investment of $6,264 was included in the asset impairment charge for the three months ended July 31, 2001.

In the three months ended July 31, 2002, the Company recognized unrealized holding losses related to this investment of $313 included in other income.

The accumulated other comprehensive loss of $12,485 at July 31, 2002 is comprised of foreign currency translation adjustments.

4.    Asset Impairment and Restructuring Charges

Based on deteriorating economic conditions encountered in the first quarter of fiscal 2002, the Company developed a series of business realignment initiatives announced in August 2001. The immediate goals of these initiatives were to reduce losses, preserve top employees and maintain high standards of client service. These initiatives resulted in a total charge against earnings in the first and second quarters of fiscal 2002 of $84.2 million. In addition, the Company implemented restructuring initiatives in the fourth quarter of fiscal 2002 primarily related to executive recruitment in Europe and Futurestep resulting in a charge of $8.9 million. These charges reflect costs associated with a reduction in the work force of nearly 30%, or over 750 employees; consolidation of many of the back-office functions for Futurestep and Korn/Ferry; wind down of JobDirect operations and write-down of other related assets and goodwill.

Operating results for the three months ended July 31, 2001 include asset impairment and restructuring charges related to the following business segments:

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

	Asset Impairment			Restructuring
	Goodwill	Other		Severance	Total
Executive recruitment
North America	$11,230	$		984	$12,214
Europe				1,778	1,778
Asia/Pacific				57	57
Futurestep			6,264	164	6,428
JobDirect	28,951				28,951

Total	$40,181		$6,264	$2,983	$49,428

The goodwill impairment charge recognized in the first quarter of fiscal 2002 was based on an analysis of future undiscounted cashflows that indicated that goodwill was impaired. The charge represents the excess of the carrying value over fair value, based on a discounted cashflow method. The other asset impairment charge is primarily related to property and equipment and other investments. The restructuring charge for severance resulted from actions approved by senior management in response to a decline in revenue in the first two months of fiscal 2002 that did not require board approval.

A summary of the asset impairment and restructuring charges recognized in the second and fourth quarters of fiscal 2002 follows:

	Asset Impairment		Restructuring
	Goodwill	Other	Severance	Facilities	Total
Executive recruitment
North America	$2,745	$711	$8,089	$5,490	$17,035
Europe			3,055	2,517	5,572
Asia/Pacific		15	1,704	70	1,789
Futurestep		6,694	2,428	6,872	15,994
JobDirect		1,369	843	1,173	3,385

Total	$2,745	$8,789	$16,119	$16,122	$43,775

The facilities restructuring charge is comprised primarily of lease termination costs, net of estimated sublease income, for excess space and includes $1,952 related to the write-off of unamortized leasehold improvements.

Included in accrued liabilities at July 31, 2002 is $670 of severance restructuring costs and $9,266 of facilities restructuring costs. The severance accrual includes amounts paid monthly and are expected to be paid in full by October 31, 2002. The accrued liability for facilities costs primarily relates to lease payments, net of sublease income, that will be paid over the next two to ten years. During the three months ended July 31, 2002, the Company paid $1,509 of accrued severance costs and $1,133 of accrued facilities costs.

5.    Mandatorily Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million, 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million and warrants to purchase 272,727 shares of its Common Stock at an exercise price of $12.00. The warrants were recorded at fair value resulting in discounts on the Notes and Preferred Stock (together “the securities”) of $1.2 million and $0.3 million, respectively, that are amortized over the life of the securities.

        The securities may be redeemed at the option of the purchasers after June 13, 2008, the sixth anniversary of the closing date, at a price equal to 101% of the issuance price plus all accrued interest and dividends. The securities are mandatorily redeemable if outstanding on June 13, 2010, at a price equal to 101% of the issuance price plus accrued interest and dividends. From the third to the sixth year, the securities are subject to optional redemption by the Company provided certain minimum price targets for our common stock are achieved.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

Interest and dividends are payable semi-annually with 1% payable in cash and 6.5% payable in additional Notes and Preferred Stock for the first two year period from the date of issuance. Thereafter, interest and dividends are payable in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and will be amortized using the effective interest method over the life of securities as interest expense with respect to $3.4 million allocated to the Notes and as a charge against capital with respect to $0.9 million allocated to the Preferred Stock. The $0.9 million charge will be accreted to dividends over the life of the Preferred Stock.

6.    Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regions. Futurestep’s worldwide operations are managed by an operating group comprised of a president of operations for North America and Asia and a president of operations for Europe. The regional leaders and this operating group report directly to the Chief Executive Officer of the Company.

A summary of the Company’s operations (excluding interest income and other income, and interest expense) by business segment follows:

	Three months ended July 31,
	2002	2001
Fee revenue:
Executive recruitment:
North America	$42,163	$49,822
Europe	22,164	27,364
Asia/Pacific	8,072	11,003
South America	2,107	2,901
Futurestep	9,444	13,565
JobDirect		880

Total fee revenue	83,950	105,535

Reimbursed out-of-pocket expenses	5,838	7,921

Total revenue	$89,788	$113,456

	Three months ended July 31,
	2002	2001
Operating profit (loss) before asset impairment and restructuring charges
Executive recruitment:
North America	$3,024	$669
Europe	1,322	1,171
Asia/Pacific	(1,164)	428
South America	(558)	(646)
Futurestep	(1,314)	(3,744)
JobDirect		(3,233)

Subtotal operating profit (loss) before asset impairment and restructuring charges	1,310	(5,355)
Asset impairment and restructuring charges (Note 4)		(49,428)

Total operating profit (loss)	$1,310	$(54,783)

KORN/FERRY INTERNATIONAL AND SUBSUDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

7.    Summarized Fiscal 2002 Quarterly and Annual Revenue

Following are the fiscal 2002 second, third, and fourth quarter and annual results that reflect the restatement to report the Company’s investment in its Mexico subsidiaries under the equity method and reclassification to report reimbursed out-of-pocket expenses “gross” as revenue and expense as discussed in Note 1:

	Restated Fiscal 2002 quarters ended,			Restated Year ended April 30, 2002
	October 31	January 31	April 30
Fee revenue:
Executive recruitment
North America	$51,118	$46,156	$48,426	$195,522
Europe	25,221	20,952	18,561	92,098
Asia/Pacific	9,543	8,655	8,345	37,546
South America	2,769	2,210	2,914	10,794
Futurestep	10,086	8,742	7,686	40,079
JobDirect	523	(17)		1,386

Total fee revenue	99,260	86,698	85,932	377,425
Reimbursed out-of-pocket expenses	8,159	6,078	7,152	29,310

Total revenue	$107,419	$92,776	$93,084	$406,735

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this Form 10-Q.

Overview

We are the world’s leading recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), strategic management assessment and executive coaching. As of April 30, 2002, we had approximately 443 executive recruitment consultants and 81 Futurestep consultants based in nearly 90 offices across 36 countries. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2002 were for board level, chief executive and other senior executive positions and our 3,908 clients included approximately 35% of the Fortune 500 companies. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2002 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Based on deteriorating economic conditions in late fiscal 2001, we began developing a series of restructuring initiatives in the quarter ended July 31, 2001, to address our cost structure and to reposition the enterprise to gain market share and take full advantage of the eventual economic recovery. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service. In August 2001, we announced these business realignment initiatives designed to reduce expenses in response to the current economic environment and to reposition our company to take advantage of the increase in the demand for recruitment services when the economy improves. In addition, we implemented additional business realignment initiatives in the fourth quarter of fiscal 2002 primarily to further downsize our operations in Europe and further streamline our Futurestep operations.

The total charge related to these initiatives of $93.1 million resulted in charges against earnings in the first, second and fourth quarters of fiscal 2002 of $49.4 million, $34.8 million and $8.9 million, respectively. The charge reflects costs associated with a decision to reduce the workforce by approximately 30%, or over 750 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; exit the college recruitment market and write-down related assets and goodwill.

In June 2002, we announced a change in our method of accounting for our ownership interests in our Mexico subsidiaries, which have been part of Korn/Ferry since 1977. Previously, based on our effective economic and management control of these subsidiaries, we had consolidated their operating results with a deduction for the other shareholders’ interest after tax. We now present our economic interests in the after tax operating results of the Mexico subsidiaries as a single line item, “equity in earnings of unconsolidated subsidiaries”, on our consolidated financial statements. This presentation reflects our less than 50% voting interest in the common stock of these entities. There was no impact on operating profit, net income, EPS or cash flow as a result of this change; however, revenue and expenses were reduced.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Topic No. D-13, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” that requires presentation of reimbursements received for “out-of-pocket” expenses as revenue and the related expenses as expense in the statement of operations. This topic will be issued as Emerging Issues Task Force Issue No. 01-14 (EITF No. 01-14), is effective for reporting periods beginning after December 15, 2001 and requires prior period results to be reclassified to conform to the new presentation. As discussed in Note 1 to the Consolidated Financial Statements, we implemented this guidance effective May 1, 2002. Accordingly, prior year results reflect the reclassification of “out-of-pocket” expenses, primarily candidate travel expenses, previously reported as a reduction in revenue, to expense. There was no impact on operating profit, net income, EPS or cash flow as a result of the reclassification.

The following table illustrates the impact of this reclassification on reported revenue:

	Q1’02	Q2’02	Q3’02	Q4’02	Q1’03
	(dollars in thousands)
Revenue	$113,456	$107,419	$92,776	$93,084	$89,788
Less: reimbursed candidate out-of-pocket expenses	3,919	2,930	3,005	2,990	2,630

Net revenue, historical presentation	109,537	104,489	89,771	90,094	87,158
Less: reimbursed company and consultant out-of-pocket expenses	4,002	5,229	3,073	4,162	3,208

Fee revenue	$105,535	$99,260	$86,698	$85,932	$83,950

Results of Operations

The following table summarizes the results of our operations with Mexico on an equity basis for the three months ended July 31, 2002 and 2001 as a percentage of fee revenue:

	Three months ended July 31,
	2002	2001*
Total revenue	107%	107%
Fee revenue	100	100
Compensation and benefits	71	71
General and administrative expenses	22	30
Out-of-pocket expenses	7	7
Depreciation and amortization	5	4
Asset impairment and restructuring charges		47
Operating profit (loss)	2	(52)
Net loss	(1)	(44)

*
Operating loss, excluding impairment and restructuring charges, as a percentage of fee revenue for the three months ended July 31, 2001, is 5%. On this same basis, net loss as a percentage of fee revenue is 2% for the three months ended July 31, 2001.

The continued weakness in the global economy has resulted in decreases in fee revenue in all of our business lines and geographic regions compared to the same period last year:

Executive recruitment fee revenue declined in all geographic regions in the three months ended July 31, 2002 compared to the same period last year. The decline is due primarily to the economic slowdown in the United States and Europe that contributed to a decline in executive recruitment fee revenue of $7.7 million, or 15%, in North America and $5.2 million, or 19%, in Europe for the current year three month period compared to the same three month period in the prior year. Even though fee revenue declined, operating profit increased $1.0 million to $2.6 million in the current three month period from $1.6 million in the prior year first quarter. This increase reflects an increase in North America of $2.4 million, primarily attributable to the benefits of our fiscal 2002 cost savings initiatives offset by a decrease in Asia/Pacific of $1.6 million to an operating loss of $1.2 million due primarily to the relatively smaller decrease in costs compared to fee revenue.

Futurestep fee revenue declined $4.1 million, or 30%, for the three months ended July 31, 2002 compared to $13.6 million in the prior year first quarter and reflects a decline in all geographic regions primarily attributed to the weakness in the global economy. As in executive recruitment, the lower cost structure resulting from our fiscal 2002 restructuring initiatives more than offset the decline in fee revenue resulting in a decrease in the operating loss of $2.4 million to $1.3 million for the current three month period.

The following tables summarize the results of our operations by business segment with Mexico on an equity basis. As a result of our change in accounting for our Mexico operations, we have renamed our Latin America segment South America. The South America business segment excludes Mexico fee revenue of $3,591 and $4,714 and operating profit of $1,509 and $2,233 in the three months ended July 31, 2002 and 2001, respectively. The operating margin is calculated based on fee revenue.

	Three Months Ended July 31,
	2002		2001
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$42,163	50%	$49,822	47%
Europe	22,164	26	27,364	26
Asia/Pacific	8,072	10	11,003	10
South America	2,107	3	2,901	3
Futurestep	9,444	11	13,565	13
JobDirect			880	1

Total fee revenue	83,950	100%	105,535	100%

Reimbursed out-of-pocket expenses	5,838		7,921

Total revenue	$89,788		$113,456

	Three Months Ended July 31,
	2002		2001
	Dollars	Margin	Dollars	Margin
	(dollars in thousands)
Operating profit (loss) before asset impairment and restructuring charges
Executive recruitment:
North America	$3,024	7%	$669	1%
Europe	1,322	6	1,171	4
Asia/Pacific	(1,164)	(14)	428	4
South America	(558)	(26)	(646)	(22)
Futurestep	(1,314)	(14)	(3,744)	(28)
JobDirect			(3,233)

Subtotal	1,310	2	(5,355)	(5)
Asset impairment and restructuring charges			(49,428)	(47)

Total operating profit (loss)	$1,310	2%	$(54,783)	(52)%

The asset impairment and restructuring charges for the three months ended July 31, 2001 included: $12,214 in North America, $1,778 in Europe, $57 in Asia/Pacific, $6,428 in Futurestep and $28,951 in JobDirect.

In the following comparative analysis, all calculations are based on dollars in thousands.

Three Months Ended July 31, 2002 Compared to Three Months Ended July 31, 2001

Fee Revenue.    Fee revenue decreased $21.6 million, or 20%, to $83.9 million for the three months ended July 31, 2002 from $105.5 million for the three months ended July 31, 2001. The decrease in revenue was primarily the result of a decrease in demand reflecting continued weakness in the global economy experienced throughout fiscal 2002.

Executive Recruitment—All geographic regions reported lower fee revenue in the three months ended July 31, 2002 compared to the comparable period in the prior year. North America experienced the largest decline in fee revenue of $7.7 million, or 15%, to $42.2 million in the first fiscal quarter of 2003, due primarily to a decrease in demand while average fees remained constant. Europe reported fee revenue of $22.2 million, a decline of $5.2 million, or 19%, compared to the prior year driven primarily by a decrease in the number of engagements while average fees increased slightly. The decline in volume in Europe in the current year first quarter compared to the prior year first quarter was partially offset by the favorable impact of exchange rate fluctuations on translation into U.S. dollars of approximately 7%. Asia/Pacific fee revenue declined $2.9 million, or 27%, to $8.1 million primarily due to a decrease in demand across the region with minimal impact from local currency translation in this period. South America reported fee revenue of $2.1 million, a decline of $0.8 million, or 27%, compared to the prior year first quarter, primarily due to the unfavorable impact of exchange rate fluctuations in Brazil.

Futurestep—Fee revenue decreased $4.1 million, or 30%, to $9.4 million in the three months ended July 31, 2002 from $13.6 million in the three months ended July 31, 2001 across all geographic regions. Of the total decrease in fee revenue, North America declined $1.4 million, or 41%, Europe declined $2.0 million, or 24%, and Asia/Pacific declined $0.7 million, or 38%. The decrease includes the favorable impact from translation of local currency revenue into U.S. dollars of approximately $0.7 million.

JobDirect—In fiscal 2002, we decided to reduce our investment in the college recruitment market in the first quarter and ultimately exit this market in the third quarter. In the three months ended July 31, 2001, we recognized impairment charges of $29.0 million representing substantially all of the unamortized goodwill resulting from our acquisition of JobDirect in July 2000.

Compensation and Benefits.    Compensation and benefits expense decreased $15.6 million, or 21%, to $59.5 million in fiscal 2003 from $75.1 million in fiscal 2002. The decrease in executive recruitment compensation and benefits costs of $10.0 million quarter over quarter reflects a 30% reduction in our workforce in the last half of fiscal 2002. Executive recruitment compensation and benefits expense as a percentage of fee revenue increased to 71% in the three months ended July 31, 2002 from 69% in the comparable period in fiscal 2002. Futurestep compensation and benefits expense declined $3.8 million, or 37%, to $6.5 million in the current three month period compared to the prior year quarter reflecting a 46% decrease in the number of employees for the last half of the current year, largely in the

United States. As a percentage of fee revenue, Futurestep compensation and benefits expense was 69% in the current three month period an improvement of 7% compared to 76% in the prior year comparable quarter.

General and Administrative Expenses.    General and administrative expenses decreased $13.3 million, or 42%, to $18.7 million in the first fiscal quarter of 2003 from $32.0 million in the first fiscal quarter of 2002. In executive recruitment, general and administrative expenses decreased $8.6 million, or 36%. The largest decline was in facilities and office costs resulting from the restructuring initiatives implemented in fiscal 2002. Futurestep general and administrative expenses decreased $2.7 million, or 47%, mainly due to reduced office costs, professional fees and advertising expenses that are also primarily attributable to the fiscal 2002 restructuring. As a percentage of fee revenue, general and administrative expenses in executive recruitment, decreased to 21% in the current year first fiscal quarter from 27% in the comparable period in fiscal 2002. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 33% in the current year first fiscal quarter from 43% in the comparable period in the prior year.

Out-of-Pocket Expenses.    Out-of-pocket expenses are comprised of engagement related expenses incurred by candidates and our consultants that are generally billed to clients. Historically, we have netted candidate out-of-pocket expenses against revenue and reported consultant out-of-pocket expenses as general and administrative expenses. We adopted EITF No. 01-14 effective May 1, 2002, which requires the classification of out-of-pocket expenses, “gross” on the statement of operations as revenue when billed and expense when incurred. Accordingly, candidate out-of-pocket expenses reported as a reduction in revenue in prior periods were reclassified from revenue to out-of-pocket expenses to reflect this new presentation.

Out-of-pocket expenses of $6.1 million in the current three month period decreased $1.5 million, or 20%, from $7.6 million in the same period last year. As a percentage of fee revenue, out-of-pocket expenses remained constant at 7% in both three month periods.

Operating Profit.    Operating profit was $1.3 million in the current year first fiscal quarter compared to a loss of $54.8 million in the prior year first fiscal quarter. Excluding the asset impairment and restructuring charges in the three months ended July 31, 2001 of $49.4 million, operating profit increased $6.7 million from a loss of $5.4 million in the same quarter last year. Executive recruitment operating profit, on this same basis, increased to $2.6 million, or 4% of fee revenue, from $1.6 million, or 2% of fee revenue, in the three months ended July 31, 2001. This increase was driven primarily by North America with improvement of $2.4 million that reflects the benefits of the reduced cost structure and efficiencies resulting from the fiscal 2002 restructuring initiatives that more than offset the decline in revenue and resulted in an increase in the operating margin of over 5%. The increase in North America was partially offset by a decline in Asia/Pacific of $1.6 million to a loss of $1.2 million in the current three month period.

Futurestep operating losses, excluding asset impairment and restructuring charges in the prior year first fiscal quarter, improved by $2.4 million, or 65%, reflecting the reduced compensation and benefits costs and general and administrative expenses discussed above. The operating loss was reduced to 14% of fee revenue in the current three month period from 28% of fee revenue in the same quarter last year and reflects the larger percentage decrease in costs compared to revenue.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $0.4 million and $0.8 million for the three months ended July 31, 2002 and 2001, respectively. The decrease in interest income of $0.4 million is due primarily to a lower average cash balance compared to the prior year. The increase in other income is due primarily to an increase in recognized foreign exchange gains of $0.6 million on a U.S. dollar investment in Brazil and a decrease in losses on the disposal of property of $0.1 million in the current three month period compared to the prior year three month period.

Interest Expense.    Interest expense increased $1.1 million in the current fiscal quarter, to $2.6 million from $1.5 million in the prior fiscal quarter, primarily due to an increase in average borrowings under the line of credit, the higher effective interest rate in the second quarter of fiscal 2002 and interest on convertible debt from June 13, 2002.

Provision for (Benefit from) Income Taxes.    The provision for income taxes was $0.6 million in the current three month period compared to a benefit of $8.1 million in the prior year three month period. Although we reported a pretax loss in the current quarter, some of our foreign subsidiaries reported pretax income resulting in foreign income tax expense. The effective tax rate was 15% for the three months ended July 31, 2001 primarily due to non-deductible asset impairment charges.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. In fiscal 2002, we changed the presentation of our investment in Mexico from the consolidation method to the equity method. Under the equity method, we report our interest in the earnings or loss of the Mexico subsidiaries as a one line adjustment to net income. Previously, we reported all of the revenue and expenses of these subsidiaries offset by a one line adjustment for the other shareholders’ interests. Equity in earnings was $0.4 million in the current three month period and $0.5 million in the prior three month period.

Liquidity and Capital Resources

In June 2002, we closed a $50.0 million private placement with Friedman, Fleischer & Lowe, a San Francisco based private equity firm, comprised of $40.0 million 7.5% Convertible Subordinated Notes; $10.0 million 7.5% Convertible Preferred Stock and warrants to purchase 272,727 shares of our common stock at an exercise price of $12 per share. Interest and dividends are payable semi-annually in either additional Notes and Preferred Stock or cash, at our option, except for the first two years from the date of issuance during which 1% must be paid in cash. The Notes and Preferred Stock are convertible into shares of our common stock at $10.25 per share which if converted would represent approximately 4.9 million shares or 11.4% of our outstanding common stock.

In the first half of fiscal 2002, we were in default under our credit agreement with Bank of America. In March 2002, we reached an agreement to amend our credit facility from $100.0 million to $45.0 million, to waive prior defaults, to secure it by certain assets and to amend our financial covenants to make compliance more achievable going forward. The financial covenants include a minimum fixed charge coverage ratio, a maximum leverage ratio, a quick ratio and other customary events of default. The amended agreement required payment of a fee of $1.0 million at inception. We paid additional fees of $0.5 million in June 2002 and the remaining fees of $1.0 million were waived upon completion of the private placement. In June 2002, the credit facility commitment was reduced from $45.0 million to $31.2 million. There were no outstanding borrowings under the facility at July 31, 2002. Outstanding credit facility borrowings bear interest at Prime plus 3.75% under the amended agreement. We are seeking to refinance or replace this facility before its maturity in November 2002.

We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future.

Cash used in operating activities was $6.8 million in the current three month period and $84.4 million in the same period last year. Our largest cash requirement in the first fiscal quarter is generally the payment of the prior year accrued bonus. In the current three month period, the payment of accrued bonuses for fiscal 2002 was partially offset by an income tax refund of $17.6 million. In the prior year first fiscal quarter, cash used in operating activities was due primarily to the payment of bonuses.

Cash used in investing activities was $2.6 million, for the current three month period compared to cash provided of $5.4 million for the three months ended July 31, 2001. In the three months ended July 31, 2002, cash used in investing activities was primarily for premiums on company owned life insurance, or COLI, policies of $2.4 million. In the prior year three month period, cash provided by investing activities included proceeds from the sale of marketable securities of $13.0 million offset by $5.1 million for purchases of property and equipment and $2.5 million for COLI premiums. The COLI premiums were funded through borrowings under these life insurance policies in both the current and prior year three month periods.

Capital expenditures consist primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The decrease in the current three month period of $4.9 million compared to the same period last year reflects reduced spending in line with our cost saving initiatives.

Cash provided by financing activities was $5.0 million and $53.4 million during the three months ended July 31, 2002 and 2001, respectively. In the current three month period, we received net proceeds of approximately $45.7 million from the issuance convertible securities and paid the net outstanding borrowings of $39.0 million on our credit facility. In the prior year three month period, we borrowed $52.0 million on our credit line, primary for the payment of fiscal 2001 bonuses.

Total outstanding borrowings under COLI policies were $60.6 million and $50.4 million as of July 31, 2002 and 2001, respectively. Generally, we borrow under our COLI policies to pay premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $113.1 million and $104.8 million at July 31, 2002 and 2001, respectively.

Recently Issued Accounting Standards

In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that a liability for costs associated with an exit or disposal activity, including certain restructuring costs, be recognized and measured initially at fair value only when the liability is incurred. Previously these liabilities were recognized at the date an entity committed to a plan and measurement at fair value was not required. This statement is effective prospectively for exit and disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company does not believe that the adoption of this statement will have a significant impact on the Company’s financial position or results of operations.

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In the three months ended July 31, 2002, we recognized foreign currency gains, after income taxes, of $ 1.7 million, primarily related to our operations in Europe and South America, and during the three months ended July 31, 2001, we recognized foreign currency losses, after income taxes, of $0.2 million, primarily related to our Europe and South America operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

Interest Rate Risk.    We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. Currently, we have all of our investments in interest bearing money market accounts at market rates. As of July 31, 2002, we had no borrowings outstanding on our revolving line of credit. The revolving line of credit bears interest at Prime plus 3.75%. We had $60.6 million of borrowings against the cash surrender value of COLI contracts at July 31, 2002, bearing interest primarily at variable rates payable at least annually.

Notes payable due to shareholders at July 31, 2002 of $7.7 million and $1.5 million due in fiscal 2003 and 2004, respectively, resulted from business acquisitions in fiscal 2000 and 2001 and bear interest at rates ranging from 6.5% to 7.0%. In June 2002, we issued $40.0 million of 7.5% convertible debt and $10.0 million of 7.5% convertible preferred stock that is mandatorily redeemable by us if outstanding on June 13, 2010. Interest is payable in either cash or additional securities at our option except for 1% payable in cash for the first two years.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

Current report event, dated June 13, 2002, (Items 5 and 7) was filed with the SEC on June 18, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Executive Vice President and Chief Financial Officer

Date:  September 13, 2002

CERTIFICATIONS

I, Paul C. Reilly, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Korn/Ferry International;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ PAUL C. REILLY
Paul C. Reilly Chairman and Chief Executive Officer

Date:  September 13, 2002

I, Gary D. Burnison, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Korn/Ferry International;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Financial Officer and Executive Vice President

Date:  September 13, 2002