Form 10-Q
period 2002-10-31
KORN FERRY INTERNATIONAL
filed 2002-12-12
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL
(Exact name of registrant as specified in its charter)

Delaware	95-2623879
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares outstanding of our common stock as of December 12, 2002 was 37,827,320.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of October 31, 2002	As of April 30, 2002
	(unaudited)
ASSETS
Cash and cash equivalents	$60,496	$66,128
Receivables due from clients, net of allowance for doubtful accounts of $8,550 and $7,767	51,583	54,960
Income tax and other receivables	14,813	30,140
Deferred income taxes	10,095	10,336
Prepaid expenses	11,246	10,331

Total current assets	148,233	171,895

Property and equipment, net	31,826	40,248
Cash surrender value of company owned life insurance policies, net of loans	52,683	53,048
Deferred income taxes	21,393	21,794
Goodwill	89,503	85,346
Other intangibles, net of accumulated amortization of $4,741 and $4,103	393	396
Deferred financing costs, investments in unconsolidated subsidiaries and other	8,207	4,847

Total assets	$352,238	$377,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$7,946	$12,818
Borrowings under credit facility		39,000
Accounts payable	8,321	8,319
Compensation and benefits	25,070	48,774
Other accrued liabilities	35,164	37,374

Total current liabilities	76,501	146,285

Deferred compensation and other retirement plans	47,515	44,806
Long-term debt	41,416	1,634
Other	12,203	5,552

Total liabilities	177,635	198,277
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $10,100	9,173
Shareholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 38,642 and 38,587 shares issued and 37,819 and 37,869 shares outstanding	302,839	301,488
Retained earnings (deficit)	(121,820)	(102,853)
Unearned restricted stock compensation	(2,357)	(2,988)
Accumulated other comprehensive loss	(11,723)	(14,101)

Shareholders’ equity	166,939	181,546
Less: Notes receivable from shareholders	(1,509)	(2,249)

Total shareholders’ equity	165,430	179,297

Total liabilities and shareholders’ equity	$352,238	$377,574

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
	(unaudited)
Fee revenue	$79,572	$99,260	$163,522	$204,795
Reimbursed out-of-pocket engagement expenses	6,086	8,159	11,924	16,080

Revenue	85,658	107,419	175,446	220,875
Compensation and benefits	55,581	71,175	115,088	146,328
General and administrative expenses	19,921	26,378	38,597	58,423
Out-of-pocket engagement expenses	5,753	6,864	11,817	14,433
Depreciation and amortization	4,061	4,915	8,292	8,959
Asset impairment and restructuring charges	16,281	34,839	16,281	84,267

Operating loss	(15,939)	(36,752)	(14,629)	(91,535)
Interest income and other income, net	511	657	1,483	1,522
Interest expense	2,497	2,161	5,153	3,709

Loss before provision for (benefit from) income taxes and equity in earnings of unconsolidated subsidiaries	(17,925)	(38,256)	(18,299)	(93,722)
Provision for (benefit from) income taxes	488	(6,955)	1,058	(15,036)
Equity in earnings of unconsolidated subsidiaries	396	434	757	960

Net loss	(18,017)	(30,867)	(18,600)	(77,726)
Accretion on redeemable convertible preferred stock	(242)		(366)

Net loss attributed to common shareholders	$(18,259)	$(30,867)	$(18,966)	$(77,726)

Basic loss per common share	$(0.48)	$(0.82)	$(0.50)	$(2.07)

Basic weighted average common shares outstanding	37,701	37,519	37,672	37,539

Diluted loss per common share	$(0.48)	$(0.82)	$(0.50)	$(2.07)

Diluted weighted average common shares outstanding	37,701	37,519	37,672	37,539

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended October 31,
	2002	2001
	(unaudited)
Cash from operating activities:
Net loss	$(18,600)	$(77,726)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,655	8,498
Amortization of intangible assets	638	461
Amortization of note payable discount	164	247
Interest, dividends and amortization on convertible debt and preferred stock	1,318
Loss on disposition of property and equipment	31	127
Unrealized loss on marketable securities and other assets	353
Provision for doubtful accounts	4,122	7,555
Cash surrender value (gains) losses and benefits in excess of premiums paid	(394)	125
Deferred income tax provision (benefit)	401	(5,809)
Tax benefit from exercise of stock options		188
Asset impairment charge	798	53,979
Restructuring charge	1,554	2,031
Restricted stock compensation	685	371
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	2,709	3,351
Receivables	15,250	(9,223)
Prepaid expenses	(915)	(1,247)
Investment in unconsolidated subsidiaries	(609)	(1,509)
Income taxes	925	1,101
Accounts payable and accrued liabilities	(26,485)	(70,521)
Other	6,252	206

Net cash used in operating activities	(4,148)	(87,795)

Cash from investing activities:
Purchase of property and equipment	(277)	(7,450)
Sale of marketable securities		15,852
Business acquisitions, net of cash acquired		(513)
Premiums on life insurance, net of benefits received	(2,466)	(2,591)

Net cash (used in) provided by investing activities	(2,743)	5,298

Cash from financing activities:
Issuance of convertible debt, preferred stock and warrants, net	45,679
Net (repayments) borrowings on credit line	(39,000)	48,000
Payment of shareholder acquisition notes	(5,128)	(3,650)
Net borrowings under life insurance policies	2,557	2,580
Purchase of common stock and payment on related notes	(485)	(531)
Issuance of common stock and receipts on shareholders’ notes	740	2,652

Net cash provided by financing activities	4,363	49,051

Effect of exchange rate changes on cash flows	(3,104)	(1,517)

Net decrease in cash and cash equivalents	(5,632)	(34,963)
Cash and cash equivalents at beginning of the period	66,128	85,661

Cash and cash equivalents at end of the period	$60,496	$50,698

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and six months ended October 31, 2002 and 2001 include the accounts of Korn/Ferry International (“KFY”), all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (“Annual Report”) and should be read together with the Annual Report.

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

Effective as of May 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of”. The adoption of SFAS No. 144 did not have an impact on the Company’s financial statements for the three months and six months ended October 31, 2002.

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

2.    Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share (“diluted EPS”) reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net loss attributed to common shareholders by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding. Following is a reconciliation of the numerator (loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three Months Ended October 31,
	2002			2001
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic EPS
Net loss	$(18,017)			$(30,867)
Convertible preferred stock dividend	(242)

Loss attributed to common shareholders	$(18,259)	37,701	$(0.48)	$(30,867)	37,519	$(0.82)

Effect of dilutive securities
Shareholder common stock purchase commitments
Convertible debt
Convertible preferred stock
Stock options

Diluted EPS
Loss attributed to common shareholders plus assumed conversions	$(18,259)	37,701	$(0.48)	$(30,867)	37,519	$(0.82)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

	Six Months Ended October 31,
	2002			2001
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic EPS
Net loss	$(18,600)			$(77,726)
Convertible preferred stock dividend	(366)

Loss attributed to common shareholders	$(18,966)	37,672	$(0.50)	$(77,726)	37,539	$(2.07)

Effect of dilutive securities
Shareholder common stock purchase commitments
Convertible debt
Convertible preferred stock
Stock options

Diluted EPS
Loss attributed to common shareholders plus assumed conversions	$(18,966)	37,672	$(0.50)	$(77,726)	37,539	$(2.07)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and six months ended October 31, 2002 would have been 37,739 and 37,748, respectively.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income (loss) is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net loss	$(18,017)	$(30,867)	$(18,600)	$(77,726)
Foreign currency translation adjustment	762	(535)	2,378	(1,608)
Reclassification adjustment for losses realized in net income (loss), net of tax benefit of $2,145				2,962

Comprehensive loss	$(17,255)	$(31,402)	$(16,222)	$(76,372)

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

In the three months and six months ended October 31, 2002, the Company recognized unrealized holding losses related to this investment of $68 and $381, respectively, included in other income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

The accumulated other comprehensive loss of $11,723 at October 31, 2002 is comprised of foreign currency translation adjustments.

4.    Asset Impairment and Restructuring Charges

Based on deteriorating economic conditions encountered in the first quarter of fiscal 2002, the Company developed a series of business realignment initiatives announced in August 2001. The immediate goals of these initiatives were to reduce losses, preserve top employees and maintain high standards of client service. These initiatives resulted in a total charge against earnings in the first, second and fourth quarters of fiscal 2002 of $93.1 million. These charges reflect costs associated with a reduction in the work force of nearly 30%, or over 750 employees; consolidation of many of the back-office functions for Futurestep and Korn/Ferry; wind down of JobDirect operations and write-down of other related assets and goodwill.

In the first half of fiscal 2003, continued economic downturns contributed to the Company’s second quarter charge of $16.3 million and operating results include asset impairment and restructuring charges related to the following business segments in the second quarter of fiscal 2003:

	Asset Impairment	Restructuring
	Other	Severance	Facilities	Total
Executive recruitment
North America	$109	$2,313	$4,222	$6,644
Europe		809	3,641	4,450
Asia/Pacific		312		312
Futurestep	689	761	2,347	3,797
Corporate		1,078		1,078

Total	$798	$5,273	$10,210	$16,281

The facilities restructuring charge in executive recruitment recognized in the three months ended October 31, 2002 of $7,972 relates primarily to lease termination costs, net of estimated sublease income, for excess space in eight executive recruitment offices due to the reduction in workforce and includes $1,042 related to unamortized leasehold improvements and $109 related to the write-off of facility related assets.

The facilities restructuring charge of $3,036 recognized in the three months ended October 31, 2002 relates to eight Futurestep offices that were closed as employees were co-located with executive recruitment in Europe and Asia/Pacific and includes $340 related to unamortized leasehold improvements and $689 related to the write-off of facility related assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

The total restructuring charge for severance in the amount of $5,273 recognized in the three months ended October 31, 2002 includes severance for approximately 130 employees.

Operating results for the three months and six months ended October 31, 2001 include asset impairment and restructuring charges related to the following business segments:

	Three Months ended October 31, 2001
	Asset Impairment		Restructuring		Total
	Goodwill	Other	Severance	Facilities
Executive recruitment
North America	$2,745	$711	$6,913	$5,490	$15,859
Europe			1,710	865	2,575
Asia/Pacific		15	1,704	70	1,789
Futurestep		2,694	1,517	6,144	10,355
JobDirect		1,369	843	1,173	3,385
Corporate			876		876

Total	$2,745	$4,789	$13,563	$13,742	$34,839

	Six Months ended October 31, 2001
	Asset Impairment		Restructuring		Total
	Goodwill	Other	Severance	Facilities
Executive recruitment
North America	$13,975	$711	$7,897	$5,490	$28,073
Europe			3,488	865	4,353
Asia/Pacific		15	1,761	70	1,846
Futurestep		8,958	1,681	6,144	16,783
JobDirect	28,951	1,369	843	1,173	32,336
Corporate			876		876

Total	$42,926	$11,053	$16,546	$13,742	$84,267

The goodwill impairment charge recognized in the three and six months ended October 31, 2001 was based on an analysis of future undiscounted cash flows that indicated that goodwill was impaired. The charge represents the excess of the carrying value over fair value, based on a discounted cash flow method. The other asset impairment charge is primarily related to property and equipment and other investments. The restructuring charge for severance resulted from actions approved by senior management in response to a decline in revenue in the first half of fiscal 2002 that did not require board approval.

The facilities restructuring charge is comprised primarily of lease termination costs, net of estimated sublease income, for excess space and includes $2,013 related to the write-off of unamortized leasehold improvements for the three and six months ended October 31, 2001.

Included in accrued liabilities and other liabilities at October 31, 2002 is $3.6 million of severance costs and $16.4 million of facilities costs. The severance accrual includes amounts paid monthly and are expected to be paid in full by February 2004. The accrued liability for facilities costs primarily relates to lease payments, net of sublease income that will be paid over the next two to ten years. During the three months ended October 31, 2002, the Company paid $2.2 million of accrued severance costs and $1.7 million of accrued facilities costs. During the six months ended October 31, 2002, the company paid $3.7 million of accrued severance costs and $2.8 million of accrued facilities costs.

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

A summary of the Company’s operations (excluding interest income and other income, and interest expense) by business segment follows:

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Fee revenue:
Executive recruitment:
North America	$42,312	$51,118	$84,475	$100,940
Europe	19,157	25,221	41,321	52,585
Asia/Pacific	8,775	9,543	16,847	20,546
South America	1,551	2,769	3,658	5,670

Total executive recruitment	71,795	88,651	146,301	179,741
Futurestep	7,777	10,086	17,221	23,651
JobDirect		523		1,403

Total fee revenue	79,572	99,260	163,522	204,795

Reimbursed out-of-pocket engagement expenses	6,086	8,159	11,924	16,080

Total revenue	$85,658	$107,419	$175,446	$220,875

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(in thousands, except per share amounts)

	Three months ended October 31,		Six months ended October 31,
	2002	2001	2002	2001
Operating profit (loss) before asset impairment and restructuring charges
Executive recruitment:
North America	$7,702	$11,531	$14,158	$16,509
Europe	34	(770)	2,719	2,135
Asia/Pacific	1,119	103	435	1,220
South America	(618)	(218)	(949)	(608)

Total executive recruitment	8,237	10,646	16,363	19,256
Futurestep	(1,816)	(4,052)	(2,729)	(7,796)
JobDirect		(1,719)		(4,952)
Corporate(1)	(6,079)	(6,788)	(11,982)	(13,776)

Subtotal operating profit (loss) before asset impairment and restructuring charges	342	(1,913)	1,652	(7,268)
Asset impairment and restructuring charges (Note 4)	(16,281)	(34,839)	(16,281)	(84,267)

Total operating profit (loss)	$(15,939)	$(36,752)	$(14,629)	$(91,535)

(1)   In the current fiscal year, the Company has presented its segment operating results to reflect the business segments without allocations of corporate overhead. Accordingly, prior year operating results have been reclassified to reflect segment operating results on the same basis.

7.    Subsequent Event

In November 2002, the Company’s credit facility with Bank of America matured. The Company is currently considering replacing it.

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

Overview

We are the world’s leading recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), strategic management assessment and executive coaching. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. As of April 30, 2002, over half of the executive recruitment searches we performed in fiscal 2002 were for board level, chief executive and other senior executive positions and our 3,908 clients included approximately 35% of the Fortune 500 companies. We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2002 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years. As of October 31, 2002, we had 421 executive recruitment consultants and 75 Futurestep consultants based in 70 offices across 36 countries.

Based on deteriorating economic conditions in late fiscal 2001, we began developing a series of restructuring initiatives in the quarter ended July 31, 2001, to address our cost structure and to reposition the enterprise to gain market share and take full advantage of the eventual economic recovery. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service. In August 2001, we announced these business realignment initiatives designed to reduce expenses in response to the current economic environment and to reposition our company to take advantage of the increase in the demand for recruitment services when the economy improves. In addition, we implemented additional business realignment initiatives in the fourth quarter of 2001 primarily to further downsize our operations in Europe and further streamline our Futurestep operations.

The total charge in fiscal 2002 related to these initiatives of $93.1 million resulted in charges against earnings in the first, second and fourth quarters of fiscal 2002 of $49.4 million, $34.8 million and $8.9 million, respectively. The charge reflects costs associated with a decision to reduce the workforce by approximately 30%, or over 750 employees; consolidate all back-office functions for Futurestep and Korn/Ferry; exit the college recruitment market and write-down related assets and goodwill.

In the first half of fiscal 2003, a continued decline in economic conditions contributed to the our fiscal second quarter charge of $16.3 million. Operating results include restructuring charges related to the following business segments in the second quarter of fiscal 2003:

	Severance	Facilities	Total
Executive recruitment
North America	$2,313	$4,331	$6,644
Europe	809	3,641	4,450
Asia/Pacific	312		312
Futurestep	761	3,036	3,797
Corporate	1,078		1,078

Total	$5,273	$11,008	$16,281

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

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Topic No. D-13, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” that requires presentation of reimbursements received for “out-of-pocket” expenses as revenue and the related expenses as expense in the statement of operations. This topic issued as Emerging Issues Task Force Issue No. 01-14 (EITF No. 01-14), is effective for reporting periods beginning after December 15, 2001 and requires prior period results to be reclassified to conform to the new presentation. We implemented this guidance effective May 1, 2002. Accordingly, prior year results reflect the reclassification of “out-of-pocket” expenses, primarily candidate travel expenses, previously reported as a reduction in revenue, to expense. There was no impact on operating profit, net income, EPS or cash flow as a result of the reclassification.

In the current quarter, we have presented our segment operating results to reflect our business segments without allocations of corporate overhead. This presentation represents how management internally evaluates the operating performance of our business segments and gives a more meaningful picture of our business units’ performance. Accordingly, prior year results have been reclassified to reflect segment operating results on the same basis.

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

Results of Operations

The following table summarizes the results of our operations for the three and six months ended October 31, 2002 and 2001 as a percentage of fee revenue:

	Three months ended October 31,		Six months ended October 31,
	2002	2001*	2002	2001*
Total revenue	108%	108%	107%	108%
Fee revenue	100	100	100	100
Compensation and benefits	70	72	70	72
General and administrative expenses	25	27	24	29
Out-of-pocket engagement expenses	7	7	7	7
Depreciation and amortization	5	5	5	4
Restructuring charges and asset impairment	21	—	10	41
Operating loss	(20)	(37)	(9)	(45)
Net loss	(23)	(31)	(11)	(38)

*Operating loss, excluding restructuring and asset impairment charges, as a percentage of fee revenue for the three months ended October 31, 2002 and 2001 was 0% and (2%), respectively, and 1% and (4%) for the six months ended October 31, 2002 and 2001, respectively. On the same basis, net loss as a percentage of fee revenue was (2%) for the three months ended October 31, 2002 and 2001 and (1%) and (2%) for the six months ended October 31, 2002 and 2001.

The continued weakness in the global economy resulted in decreases in fee revenue in all of our business lines and geographic regions compared to the same period last year:

Executive recruitment fee revenue declined in all geographic regions in the three months ended October 31, 2002 compared to the same period last year. The decline is primarily due to the economic slowdowns in North America and Europe which contributed to a decline in executive recruitment fee revenue of $8.8 million, or 17%, in North America and $6.1 million, or 24%, in Europe as compared to the same period last year. Operating profit, excluding restructuring and asset impairment charges, decreased $2.4 million to $8.2 million in the current quarter as compared to $10.6 million in the same period last year. This decrease reflects a decrease in North America of $3.8 million to an operating profit of $7.7 million primarily due to the relatively smaller decrease in costs compared to fee revenue offset by an increase in Europe and Asia/Pacific of $1 million and $800,000, respectively, primarily attributable to the benefits of our fiscal 2002 cost savings initiatives.

Futurestep fee revenue declined $2.3 million, or 23%, in the three months ended October 31, 2002 as compared to the same period last year and reflects a decline in all geographic regions primarily attributed to the weakness in the global economy. As in executive recruitment, the lower cost structure resulting from our fiscal 2002 restructuring initiatives more than offset the decline in fee revenue resulting in a decrease in the operating loss of $2.2 million to $1.8 million for the current quarter.

The following tables summarize the results of our operations by business segment. The operating margin is calculated based on fee revenue.

	Three Months Ended October 31,				Six Months Ended October 31,
	2002		2001		2002		2001
Fee revenue	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$42,312	53%	$51,118	51%	$84,475	52%	$100,940	49%
Europe	19,157	24	25,221	25	41,321	25	52,585	26
Asia/Pacific	8,775	11	9,543	10	16,847	10	20,546	10
South America	1,551	2	2,769	3	3,658	2	5,670	3

Total executive recruitment	71,795	90	88,651	89	146,301	89	179,741	88

Futurestep	7,777	10	10,086	10	17,221	11	23,651	11
JobDirect			523	1			1,403	1

Total fee revenue	79,572	100%	99,260	100%	163,522	100%	204,795	100%

Reimbursed expenses	6,086		8,159		11,924		16,080

Total revenue	$85,658		$107,419		$175,446		$220,875

	Three Months Ended October 31,				Six Months Ended October 31,
	2002		2001		2002		2001
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating profit (loss)
Executive recruitment:
North America	$1,058	3%	$(4,329)	(8)%	$7,514	9%	$(11,565)	(12)%
Europe	(4,416)	(23)	(3,345)	(13)	(1,731)	(4)	(2,218)	(4)
Asia/Pacific	807	9	(1,686)	(18)	123	1	(626)	(3)
South America	(618)	(40)	(218)	(8)	(949)	(26)	(608)	(11)

Total executive recruitment	(3,169)	(4)	(9,578)	(11)	4,957	3	(15,017)	(8)

Futurestep	(5,613)	(72)	(14,407)	(143)	(6,526)	(38)	(24,579)	(104)
JobDirect			(5,104)	(976)			(37,288)	(2658)
Corporate(a)	(7,157)		(7,663)		(13,060)		(14,651)

Total operating loss	$(15,939)	(20)%	$(36,752)	(37)%	$(14,629)	(9)	$(91,535)	(45)%

	Three Months Ended October 31,				Six Months Ended October 31,
	2001		2000		2001		2000
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Adjusted operating profit (loss)(b)
Executive recruitment:
North America	$7,702	18%	$11,531	23%	$14,158	17%	$16,509	16%
Europe	34	0	(770)	(3)	2,719	7	2,135	4
Asia/Pacific	1,119	13	103	1	435	3	1,220	6
Latin America	(618)	(40)	(218)	(8)	(949)	(26)	(608)	(11)

Total executive recruitment	8,237	11	10,646	12	16,363	11	19,256	11

Futurestep	(1,816)	(23)	(4,052)	(40)	(2,729)	(16)	(7,796)	(33)
JobDirect			(1,719)	(329)			(4,952)	(353)
Corporate(a)	(6,079)		(6,788)		(11,982)		(13,776)

Total adjusted operating profit (loss)	$342	0%	$(1,913)	(2)%	$1,652	1%	$(7,268)	(4)%

(a) In the current fiscal year, we have presented the segment operating results to reflect our business segments without allocations of corporate overhead. Accordingly, we have reclassified prior year operating results to reflect segment operating results on the same basis.

(b) Adjusted operating profit (loss) excludes restructuring and asset impairment charges of $16.3 million and $34.8 million for the three months ended October 31, 2002 and 2001, respectively as follows: $6,644 and $15,860 in North America, $4,450 and $2,575 in Europe, $312 and $1,789 in Asia/Pacific, $3,797 and $10,355 in Futurestep, $0 and $3,385 in JobDirect and $1,078 and $875 in Corporate, respectively. Adjusted operating profit (loss) excludes restructuring and asset impairment charges of $16.3 million and $84.3 million for the six months ended October 31, 2002 and 2001, respectively, as follows: $6,644 and $28,074 in North America, $4,450 and $4,353 in Europe, $312 and $1,846 in Asia/Pacific, $3,797 and $16,783 in Futurestep, $0 and $32,336 in JobDirect and $1,078 and $875 in Corporate, respectively.

Three Months Ended October 31, 2002 Compared to Three Months Ended October 31, 2001

Fee Revenue.    Fee revenue decreased $19.7 million, or 20%, to $79.6 million for the three months ended October 31, 2002 as compared to $99.3 million for the three months ended October 31, 2001. The decrease in revenue was primarily a result of a decrease in demand reflecting continued weakness in the global economy experienced throughout fiscal 2002.

Executive Recruitment—All geographic regions reported lower fee revenue in the three months ended October 31, 2002 compared to the same period last year. North America experienced the largest decline in fee revenue of $8.8 million, or 17%, to $42.3 million in the current quarter primarily due to a decrease in demand. Europe reported fee revenue of $19.2 million, a decline of $6.1 million, or 24%, compared to the same period last year primarily driven by a decrease in the number of engagements while average fees slightly increased. Asia/Pacific fee revenue declined $800,000, or 8%, to $8.8 million in the same period last year. South America reported fee revenue of $1.6 million, a decline of $1.2 million, or 44%, compared to the same period last year primarily due to a decrease in average fees while the number of engagements slightly increased.

Futurestep—Fee revenue decreased $2.3 million, or 23%, to $7.8 million in the three months ended October 31, 2002 as compared to $10.1 million in the three months ended October 31, 2001 across all geographic regions. Of the total decrease in fee revenue, North America represented $900,000, or 33%, of the decline while Europe represented $200,000, or 5%, of the decline.

JobDirect—In fiscal 2002, we decided to reduce our investment in the college recruitment market in the first quarter and ultimately exit this market in the third quarter. In the three months ended October 31, 2001, we recognized restructuring charges of $3.4 million representing primarily severance and facility related charges.

Compensation and Benefits.    Compensation and benefits expense decreased $15.6 million, or 22%, to $55.6 million in the three months ended October 31, 2002 as compared to $71.2 million in the three months ended October 31, 2001. The decrease in executive recruitment compensation and benefits costs of $10.8 million, or 19%, reflects the 30% reduction in our workforce in the last half of fiscal 2002. Executive recruitment compensation and benefits expense as a percentage of fee revenue remained constant at 64% in both periods. Futurestep compensation and benefits expense declined $3.2 million, or 35%, to $6.1 million in the current quarter compared to the same period last year reflecting a 46% reduction in the number of employees in the last half of fiscal 2002, largely in North America. As a percentage of fee revenue, Futurestep compensation and benefits expense was 78% in the current quarter an improvement of 14 percentage points as compared to the same period last year. Corporate compensation and benefits expense declined $500,000, or 12%, reflecting the reduction in our workforce in the last half of fiscal 2002.

General and Administrative Expenses.    General and administrative expenses decreased $6.5 million, or 25%, to $19.9 million in the three months ended October 31, 2002 as compared to $26.4 million in the same period last year. In executive recruitment, general and administrative expenses decreased $3.3 million, or 19%. The largest decline was in facilities and office costs resulting from the restructuring initiatives implemented in fiscal 2002. As a percentage of fee revenue, executive recruitment general and administrative expenses remained constant at 20% in both periods. Futurestep general and administrative expenses decreased $1.9 million, or 41%, as compared to the same period last year primarily due to professional services expenses and advertising expenses. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 36% in the current quarter from 47% in the same period last year. Corporate general and administrative expenses decreased $300,000, or 11%, as a result of our on going cost reduction efforts.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients.

Out-of-pocket engagement expenses of $5.8 million in the three months ended October 31, 2002 decreased $1.1 million, or 16%, from $6.9 million in the three months ended October 31, 2001. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

Operating Profit.    Operating loss was $15.9 million in the current quarter compared to $36.8 million in the same period last year. Excluding restructuring and asset impairment charges in the three months ended October 31, 2002 and 2001 of $16.3 million and $34.8 million, respectively, operating profit increased $2.3 million from a loss of $1.9 million in the same period last year.

Executive recruitment operating profit, on this same basis, decreased to $8.2 million, or 12% of fee revenue in the three months ended October 31, 2002 as compared to $10.6 million, or 12% of fee revenue, in the three months ended October 31, 2001. This decline was primarily driven by North America which represented $3.8 million of the decline in operating profit due primarily to relatively smaller decreases in costs compared to revenue. The decline was partially offset by an improvement in Europe and Asia/Pacific of $800,000 and $1 million, respectively, which reflects the benefits of the reduced cost structure and efficiencies resulting from the fiscal 2002 restructuring initiatives.

Futurestep operating losses, excluding asset impairment and restructuring charges, improved $2.2 million, or 55%, reflecting the reduced compensation and benefits costs and general and administrative expenses discussed above. The operating loss was reduced to 23% of fee revenue in the current quarter as compared to 40% of fee revenue in the same period last year which reflects the larger percentage decreases in costs compared to revenue.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $300,000 and $500,000 for the three months ended October 31, 2002 and 2001, respectively. The decrease in interest income is primarily due to a lower average cash balance compared to the same period last year. Other income remained fairly constant in the current quarter as compared to the same period last year.

Interest Expense.    Interest expense of $2.5 million in the current quarter slightly increased as compared to the same period last year of $2.2 million. The increase is primarily due to the interest on the convertible debt acquired in June 2002.

Provision for (Benefit from) Income Taxes.    The provision for income taxes was $500,000 in the current quarter compared to a benefit of $7 million in the same period last year. The benefit received in the prior period reflects tax savings primarily as a result of the restructuring charges not duplicated in the current quarter. Although we reported a pretax loss in the current quarter, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings or loss of the Mexico subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings of $400,000 remained constant in the current quarter as compared to the same period last year.

Six Months Ended October 31, 2002 Compared to Six Months Ended October 31, 2001

Fee Revenue.    Fee revenue decreased $41.3 million, or 20%, to $163.5 million for the six months ended October 31, 2002 compared to $204.8 million for the six months ended October 31, 2001. The decrease in revenue was primarily a result of a decrease in demand reflecting continued weakness in the global economy.

Executive Recruitment—All geographic regions reported lower fee revenue in the six months ended October 31, 2002 compared to the same period last year. North America experienced the largest decline in fee revenue of $16.5 million, or 16%, to $84.5 million in the current period primarily due to a decrease in demand. Europe reported fee revenue of $41.3 million, a decline of $11.3 million, or 21%, compared to the same period last year primarily driven by a decrease in the number of engagements while average fees slightly increased. Asia/Pacific fee revenue declined $3.7 million, or 18%, to $16.8 million primarily due to a slight decrease in demand and average fees. South America reported fee revenue of $3.7 million, a decline of $2 million, or 35%, compared to the same period last year primarily due to a decrease in average fees while the number of engagements increased slightly.

Futurestep—Fee revenue decreased $6.4 million, or 27%, to $17.2 million in the six months ended October 31, 2002 as compared to $23.7 million in the six months ended October 31, 2001 across all geographic regions. Of the total decrease in fee revenue, North America represented $2.4 million, or 37%, or the decline while Europe represented $3.3 million, or 23% of the decline.

JobDirect—In fiscal 2002, we decided to reduce our investment in the college recruitment market in the first quarter and ultimately exited this market in the third quarter. In the six months ended October 31, 2001, we recognized impairment charges of $32.3 representing substantially all of our unamortized goodwill resulting from our acquisition of JobDirect in July 2000.

Compensation and Benefits.    Compensation and benefits expense decreased $31.2 million, or 21%, to $115.1 million in the six months ended October 31, 2002 as compared to $146.3 million in the six months ended October 31, 2001. The decrease in executive recruitment compensation and benefits costs of $21.2 million, or 18%, reflecting the 30% reduction in our workforce in the last half of fiscal 2002 and ongoing cost reduction efforts in fiscal year 2003. Executive recruitment compensation and benefits expense as a percentage of fee revenue remained constant at 65% for both periods. Futurestep compensation and benefits expense declined $7 million, or 36%, to $12.6 million in the current period compared to the same period last year reflecting a 46% reduction in the number of employees in the last half of fiscal 2002, largely in the United States. As a percentage of fee revenue, Futurestep compensation and benefits expense was 73% in the current period an improvement of 10 percentage points as compared to the same period last year. Corporate compensation and benefits remained constant at $6.9 million in both periods.

General and Administrative Expenses.    General and administrative expenses decreased $19.8 million, or 34%, to $38.6 million in the six months ended October 31, 2002 as compared to $58.4 million in the same period last year. In executive recruitment, general and administrative expenses decreased $9.9 million, or 26%. The largest decline was in facilities and office costs resulting from the restructuring initiatives implemented in fiscal 2002. Professional services expenses and advertising expenses also decreased in the current period as compared to the same period last year. As a percentage of fee revenue, executive recruitment general and administrative expenses was 20% in the current period and 21% in the same period last year. Futurestep general and administrative expenses decreased $5.0 million, or 48%, primarily due to professional services expenses and advertising expenses. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 32% in the current period from 44% in the same period last year. Corporate general and administrative expenses decreased $1.9 million, or 30%, primarily related to professional services expenses and cost savings initiatives.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses of $11.8 million in the six months ended October 31, 2002 decreased $2.6 million, or 18%, as compared to $14.4 million in the six months ended October 31, 2001. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

Operating Profit.    Operating loss was $14.6 million in the six months ended October 31, 2002 compared to $91.5 million in the six months ended October 31, 2001. Excluding restructuring and asset impairment charges in the six months ended October 31, 2002 and 2001 of $16.3 million and $84.3 million, respectively, operating profit increased $8.9 million to $1.7 million as compared to a loss of $7.3 million in the same period last year.

Executive recruitment operating profit, on this same basis, decreased to $16.4 million, or 11% of fee revenue in the six months ended October 31, 2002 as compared to $19.3 million, or 11% of fee revenue, in the six months ended October 31, 2001. This decline was driven by North America and Asia/Pacific with a reduction of $2.4 million and $800,000, respectively, primarily due to relatively smaller decreases in costs compared to revenue. This decline was partially offset by an improvement of operating profit in Europe of $600,000.

Futurestep operating losses, excluding asset impairment and restructuring charges, improved $5.1 million, or 65%, reflecting the reduced compensation and benefits costs and general and administrative expenses discussed above. The operating loss was reduced to 16% of fee revenue in the current period as compared to 33% of fee revenue in the same period last year which reflects the larger percentage decreases in costs compared to revenue.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $800,000 and $1.3 million for the six months ended October 31, 2002 and 2001, respectively. The decrease in interest income is primarily due to a lower average cash balance compared to the same period last year. Other income increased $500,000 in the current period as compared to the same period last year as a result of foreign exchange gains.

Interest Expense.    Interest expense was $5.2 million and $3.7 million in the six months ended October 31, 2002 and October 31, 2001. The increase is primarily due to increased average borrowings under the line of credit, higher effective interest rate and the interest on convertible debt acquired in June 2002.

Provision for (Benefit from) Income Taxes.    The provision for income taxes was $1.1 million in the six months ended October 31, 2002 as compared to a benefit of $15 million in the six months ended October 31, 2001. The benefit received in the prior period reflects tax savings primarily as a result of the restructuring charges not duplicated in the current period. Although we reported a pretax loss in the current period, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings or loss of the Mexico subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings of $800,000 in the six months ended October 31, 2002 decreased slightly as compared to the six months ended October 31, 2001 of $1 million.

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

In the first half of fiscal 2002, we were in default under our credit agreement with Bank of America. In March 2002, we reached an agreement to amend our credit facility from $100.0 million to $45.0 million, to waive prior defaults, to secure it by certain assets and to amend our financial covenants to make compliance more achievable going forward. In June 2002, the credit facility commitment was reduced from $45.0 million to $31.2 million. Our credit facility matured in November and we are currently considering replacing it. There were no bank borrowings outstanding as of October 31, 2002.

We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future.

Cash used in operating activities was $4.1 million in the six months ended October 31, 2002 and $87.8 million in the same period last year. The decrease in operating cash used in the current period is primarily due to the timing of certain payments, primarily compensation, accrued as of April 30, 2001 coupled with a decrease in loss in fiscal 2003 as compared to fiscal 2002.

Cash used in investing activities was $2.7 million in the six months ended October 31, 2002 as compared to cash provided of $5.3 million for the same period last year. In the six months ended October 31, 2002, cash used in investing activities was primarily related to premiums on company owned life insurance, or COLI. In the same period last year, cash provided by investing activities included proceeds from the sale of marketable securities of $15.9 million offset by $7.5 million for purchases of property and equipment and $2.6 million for COLI premiums. The COLI premiums were funded through borrowings under these life insurance policies in both periods.

Capital expenditures consist primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The decrease in the six months ended October 31, 2002 of $7.2 million compared to the same period last year reflects reduced spending in line with our cost saving initiatives.

Cash provided by financing activities was $4.4 million and $49.1 million during the six months ended October 31, 2002 and 2001, respectively. In the current period, we received net proceeds of $45.7 million from the issuance of convertible securities and paid the net outstanding borrowings of $39 million on our credit facility. In the same period last year, we borrowed $48 million on our credit facility, primary for the payment of fiscal 2001 bonuses.

Total outstanding borrowings under COLI policies were $60.7 million and $50.5 million as of October 31, 2002 and 2001, respectively. Generally, we borrow under our COLI policies to pay premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $113.3 million and $104.8 million as of October 31, 2002 and 2001, respectively.

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In the six months ended October 31, 2002, we recognized foreign currency gains, after income taxes, of $1.2 million, primarily related to our operations in Europe. During the six months ended October 31, 2001, we recognized foreign currency losses, after income taxes, of $100,000, primarily related to our Europe and South America operations. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

Interest Rate Risk.    We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. Currently, we have all of our investments in interest bearing money market accounts at market rates. As of October 31, 2002, we had no outstanding bank borrowings. We had $60.7 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2002 bearing interest primarily at variable rates payable at least annually.

Notes payable due to shareholders of $7.7 million and $1.5 million due in fiscal 2003 and 2004, respectively, resulted from business acquisitions in fiscal 2000 and 2001 and bear interest at rates ranging from 6.5% to 7.0%. In June 2002, we issued $40.0 million of 7.5% convertible debt and $10.0 million of 7.5% convertible preferred stock that is mandatorily redeemable by us if outstanding on June 13, 2010.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934) are effective.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment to Performance Award Plan.

(b)  Reports on Form 8-K

Current report event, dated November 12, 2002, (Item 5) was filed with the SEC on November 12, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: December 12, 2002	By:	/s/ GARY D. BURNISON
Gary D. Burnison Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Paul C. Reilly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Korn/Ferry International;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL C. REILLY
Name:	Paul C. Reilly
Title:	Chairman and Chief Executive Officer

Date:    December 12, 2002

I, Gary D. Burnison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Korn/Ferry International;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GARY D. BURNISON
Name:	Gary D. Burnison
Title:	Executive Vice President and Chief Financial Officer

Date:    December 12, 2002

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Amendment to Performance Award Plan.