Form 10-Q
period 2003-01-31
KORN FERRY INTERNATIONAL
filed 2003-03-17
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

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

     The number of shares outstanding of our common stock as of March 13, 2003 was 37,538,107.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of January 31, 2003	As of April 30, 2002

	(unaudited)
ASSETS
Cash and cash equivalents	$68,403	$66,128
Receivables due from clients, net of allowance for doubtful accounts of $7,475 and $7,767	48,368	54,960
Income tax and other receivables	12,908	30,140
Deferred income taxes	10,521	10,336
Prepaid expenses	10,427	10,331

Total current assets	150,627	171,895

Property and equipment, net	29,328	40,248
Cash surrender value of company owned life insurance policies, net of loans	51,340	53,048
Deferred income taxes	21,463	21,794
Goodwill	93,117	85,346
Other intangibles, net of accumulated amortization of $5,067 and $4,103	267	396
Deferred financing costs, investments and other	7,617	4,847

Total assets	$353,759	$377,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$5,099	$12,818
Borrowings under credit facility		39,000
Accounts payable	6,165	8,319
Compensation and benefits	33,056	48,774
Other accrued liabilities	30,073	37,374

Total current liabilities	74,393	146,285

Deferred compensation and other retirement plans	48,692	44,806
Long-term debt	40,645	1,634
Other	14,672	5,552

Total liabilities	178,402	198,277
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $10,100	9,391
Shareholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 38,642 and 38,587 shares issued 37,516 and 37,869 shares outstanding	301,839	301,488
Retained deficit	(124,623)	(102,853)
Unearned restricted stock compensation	(1,881)	(2,988)
Accumulated other comprehensive loss	(7,863)	(14,101)

Shareholders’ equity	167,472	181,546
Less: Notes receivable from shareholders	(1,506)	(2,249)

Total shareholders’ equity	165,966	179,297

Total liabilities and shareholders’ equity	$353,759	$377,574

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

	(unaudited)
Fee revenue	$75,536	$86,698	$239,058	$291,493
Reimbursed out-of-pocket engagement expenses	5,127	6,078	17,051	22,158

Revenue	80,663	92,776	256,109	313,651

Compensation and benefits	54,549	63,356	169,637	209,684
General and administrative expenses	16,697	23,387	55,294	81,810
Out-of-pocket engagement expenses	5,234	5,374	17,051	19,807
Depreciation and amortization	4,000	4,141	12,292	13,100
Asset impairment and restructuring charges			16,281	84,267

Operating income (loss)	183	(3,482)	(14,446)	(95,017)
Interest and other income, net	187	292	1,670	1,814
Interest expense	2,804	2,233	7,957	5,942

Loss before provision for (benefit from) income taxes and equity in earnings of unconsolidated subsidiaries	(2,434)	(5,423)	(20,733)	(99,145)
Provision for (benefit from) income taxes	479	2,094	1,537	(12,942)
Equity in earnings of unconsolidated subsidiaries	354	264	1,111	1,224

Net loss	(2,559)	(7,253)	(21,159)	(84,979)
Accretion on redeemable convertible preferred stock	(245)		(611)

Net loss attributed to common shareholders	$(2,804)	$(7,253)	$(21,770)	$(84,979)

Basic loss per common share	$(0.07)	$(0.19)	$(0.58)	$(2.26)

Basic weighted average common shares outstanding	37,546	37,536	37,631	37,538

Diluted loss per common share	$(0.07)	$(0.19)	$(0.58)	$(2.26)

Diluted weighted average common shares outstanding	37,546	37,536	37,631	37,538

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended January 31,

	2003	2002

	(unaudited)
Cash from operating activities:
Net loss	$(21,159)	$(84,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,328	12,561
Amortization of intangible assets	964	539
Amortization of note payable discount	244	367
Interest, dividends and amortization on convertible debt and preferred stock	2,190
Loss (gain) on disposition of property and equipment	(2)	75
Unrealized loss on marketable securities and other assets	610	846
Provision for doubtful accounts	4,513	9,347
Cash surrender value gains and benefits in excess of premiums paid	(189)	(306)
Deferred income tax provision (benefit)	331	(5,130)
Tax benefit from exercise of stock options		188
Asset impairment charge	1,113	53,651
Restructuring charge	1,554	2,014
Restricted stock compensation	974	609
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	3,886	2,242
Receivables	19,372	2,013
Prepaid expenses	(96)	(2,104)
Investment in unconsolidated subsidiaries	(454)	(1,300)
Income taxes	370	521
Accounts payable and accrued liabilities	(25,592)	(71,587)
Other	8,776	1,851

Net cash provided by (used in) operating activities	8,733	(78,582)

Cash from investing activities:
Purchase of property and equipment	(658)	(8,332)
Sale of marketable securities		15,852
Business acquisitions, net of cash acquired		(513)
Premiums on life insurance, net of benefits received	(6,362)	(9,308)

Net cash used in investing activities	(7,020)	(2,301)

Cash from financing activities:
Issuance of convertible debt, preferred stock and warrants, net	45,628
Net (repayments) borrowings on previous credit facility	(39,000)	48,000
Payment of shareholder acquisition notes	(9,528)	(8,270)
Net borrowings under life insurance policies	8,198	10,451
Purchase of common stock and payment on related notes	(1,298)	(532)
Issuance of common stock and receipts on shareholders’ notes	743	2,862

Net cash provided by financing activities	4,743	52,511

Effect of exchange rate changes on cash flows	(4,181)	(4,417)

Net increase (decrease) in cash and cash equivalents	2,275	(32,789)
Cash and cash equivalents at beginning of the period	66,128	85,661

Cash and cash equivalents at end of the period	$68,403	$52,872

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share amounts)

1.  Summary of Significant Accounting Policies

     Basis of Presentation

          The consolidated financial statements for the three and nine months ended January 31, 2003 and 2002 include the accounts of Korn/Ferry International (“KFY”), all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”).  The consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods.  These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2002 (“Annual Report”) and should be read together with the Annual Report.

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

          Effective May 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-14 (“EITF No. 01-14”), “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF No. 01-14 requires the classification of reimbursements received for “out-of-pocket” expenses as revenue and the related expenses incurred as expense in the statement of operations.  Historically, the Company followed this practice for “out-of-pocket” expenses incurred by the Company and its consultants.  Candidate “out-of-pocket” expenses, primarily travel, however, were netted in revenue as a reduction in the amounts billed to clients.  The Company is the primary obligor and at risk for client reimbursement of candidate “out-of-pocket” expenses and accordingly, prior period results reflect the reclassification of candidate “out-of-pocket” expenses previously netted in revenue to expense.  Although revenue and expense increased as a result of the reclassification, there was no impact on operating income, net income, EPS or cash flow.

     Critical Accounting Policies and Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As a result, actual results could differ from these estimates.  The most significant areas that require management judgment are revenue recognition, deferred compensation and deferred income taxes.

     Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

     New Accounting Pronouncements

          In May 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of”.  The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity, including certain restructuring costs, be recognized and measured initially at fair value when the liability is incurred.  Previously, these liabilities were recognized at the date an entity committed to a plan and measurement at fair value was not required.  This statement is effective prospectively for exit and disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

2.  Basic and Diluted Earnings (Loss) Per Share

        Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share (“diluted EPS”) reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net loss attributed to common shareholders by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares outstanding.  The following is a reconciliation of the numerator (loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three Months Ended January 31,

	2003			2002

	Loss	Weighted Average Shares	Per Share mount	Loss	Weighted Average Shares	Per Share Amount

Basic EPS
Net loss	$(2,559)			$(7,253)
Accretion on redeemable convertible preferred stock	(245)

Net loss attributed to common shareholders	$(2,804)	37,546	$(0.07)	$(7,253)	37,536	$(0.19)

Effect of dilutive securities
Convertible debt
Convertible preferred stock
Stock options
Warrants
Restricted stock
Shareholder common stock purchase commitments

Diluted EPS
Net loss attributed to common shareholders plus assumed conversions	$(2,804)	37,546	$(0.07)	$(7,253)	37,536	$(0.19)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

	Nine Months Ended January 31,

	2003			2002

	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount

Basic EPS
Net loss	$(21,159)			$(84,979)
Accretion on redeemable convertible preferred stock	(611)

Net loss attributed to common shareholders	$(21,770)	37,631	$(0.58)	$(84,979)	37,538	$(2.26)

Effect of dilutive securities
Convertible debt
Convertible preferred stock
Stock options
Warrants
Restricted stock
Shareholder common stock purchase commitments

Diluted EPS
Net loss attributed to common shareholders plus assumed conversions	$(21,770)	37,631	$(0.58)	$(84,979)	37,538	$(2.26)

          Assumed exercises or conversions have been excluded in computing the diluted earnings per share when there is a net loss for the period because their inclusion would reduce the loss per share or be anti-dilutive.  If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months and nine months ended January 31, 2003 would have been 37,699 and 37,773, respectively.

3.  Comprehensive Income (Loss)

          Comprehensive income (loss) is comprised of net income (loss) and all changes to shareholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

          Total comprehensive income (loss) is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,

	2003	2002	2003	2002

Net loss	$(2,559)	$(7,253)	$(21,159)	$(84,979)
Foreign currency translation adjustment	3,860	(2,707)	6,238	(4,224)
Reclassification adjustment for losses realized in net income (loss), net of tax benefit of $2,145				2,962

Comprehensive income (loss)	$1,301	$(9,960)	$(14,921)	$(86,241)

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

          In the three and nine months ended January 31, 2003, the Company recognized unrealized holding losses related to this investment of $259 and $640, respectively, included in other income.

4.  Asset Impairment and Restructuring Charges

          Based on deteriorating economic conditions encountered in the first quarter of fiscal 2002, the Company developed a series of business realignment initiatives announced in August 2001.  The immediate goals of these initiatives were to reduce losses, preserve top employees and maintain high standards of client service.  These initiatives resulted in a total charge of $109,484 against earnings in fiscal 2002 and 2003.  These charges reflect costs associated with a reduction in the work force of nearly 40%, or over 1,100 employees; consolidation of many back-office functions for Futurestep and executive recruitment; wind down of JobDirect operations and write-down of related assets and goodwill.

          In the three months ending January 31, 2003, revisions were made to costs associated with certain previously recorded restructuring charges as follows: a reduction of $893 related to facilities in North America, an increase of $893 related to facilities in Europe and an increase of $1,578 related to Futurestep facilities. In addition, the Company recognized a $1,578 gain primarily related to a litigation settlement of a former subsidiary.

          The following table summarizes the restructuring and asset impairment charges for the nine months ended January 31, 2003:

	Asset Impairment	Restructuring

	Other	Severance	Facilities	Total

Executive recruitment
North America	$109	$2,313	$3,329	$5,751
Europe		809	4,534	5,343
Asia/Pacific		312		312

Total executive recruitment	$109	$3,434	$7,863	$11,406
Futurestep	689	761	3,925	5,375
Corporate	(1,578)	1,078		(500)

Total	$(780)	$5,273	$11,788	$16,281

          In the nine months ended January 31, 2003, a continued decline in economic conditions contributed to our restructuring charge of $16,281.  Of the $16,281, $5,273 related to severance and benefits for terminated employees, $11,788 related to facilities and impairment of related leasehold improvements and $798 related to the write-off of facility related assets.  The Company recognized a $1,578 gain primarily related to a litigation settlement of a former subsidiary.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

          The facilities restructuring charge in executive recruitment in the nine months ended January 31, 2003 of $7,863 primarily related to lease termination costs, net of estimated sublease income, for excess space in eight executive recruitment offices due to the reduction in workforce, and includes $1,042 related to unamortized leasehold improvements and $109 related to the write-off of facility related assets.  The facilities restructuring charge in Futurestep in the nine months ended January 31, 2003 of $3,925 primarily related to eight Futurestep offices that were closed as employees were co-located with executive recruitment in Europe and Asia/Pacific, and includes $340 related to unamortized leasehold improvements and $689 related to the write-off of facility related assets.  The total restructuring charge for severance in the nine months ended January 31, 2003 of $5,273 includes severance for approximately 130 employees.

          Included in accrued and other liabilities at January 31, 2003 is $1,463 of severance costs and $16,158 of facilities costs.  The severance accrual includes amounts paid monthly and are expected to be paid in full by February 2004.  The facilities accrual primarily relates to lease payments, net of estimated sublease income that will be paid over the next eight years.  During the three months ended January 31, 2003, the Company paid $2,119 of accrued severance costs and $1,330 of accrued facilities costs.  During the nine months ended January 31, 2003, the Company paid $5,817 of accrued severance costs and $4,123 of accrued facilities costs.

          Operating results for the nine months ended January 31, 2002 include asset impairment and restructuring charges related to the following business segments:

	Nine Months ended January 31, 2002

	Asset Impairment		Restructuring

	Goodwill	Other	Severance	Facilities	Total

Executive recruitment
North America	$13,975	$711	$7,897	$5,490	$28,073
Europe			3,488	865	4,353
Asia/Pacific		15	1,761	70	1,846

Total executive recruitment	$13,975	$726	$13,146	$6,425	$34,272
Futurestep		8,958	1,681	6,144	16,783
JobDirect	28,951	1,369	843	1,173	32,336
Corporate			876		876

Total	$42,926	$11,053	$16,546	$13,742	$84,267

          The goodwill impairment charge recognized in the nine months ended January 31, 2002 was based on an analysis of future undiscounted cash flows that indicated that goodwill was impaired.  The charge represents the excess of the carrying value over fair value, based on a discounted cash flow method.  The other asset impairment charge is primarily related to property and equipment and other investments.  The severance restructuring charge resulted from actions approved by senior management in response to a decline in revenue in fiscal 2002.  The facilities restructuring charge is comprised primarily of lease termination costs, net of estimated sublease income, for excess space and includes $2,013 related to the write-off of unamortized leasehold improvements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(continued)
(in thousands, except per share amounts)

          Interest and dividends are payable semi-annually with 1% payable in cash and 6.5% payable in additional Notes and Preferred Stock for the first two year period from the date of issuance.  Thereafter, interest and dividends are payable in either additional securities or cash at the option of the Company.  The Company also incurred issuance costs of $4.3 million that have been deferred and are being amortized over the life of the securities as interest expense with respect to $3.4 million allocated to the Notes and $0.9 million allocated to the Preferred Stock as a charge against capital.  The $0.9 million charge allocated to the Preferred Stock is being accreted to dividends over the life of the Preferred Stock.

6.     Business Segments

          The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep.  These segments are distinguished primarily by the candidates’ level of compensation and the method used to identify candidates.  The executive recruitment business segment is managed by geographic regional leaders.  Futurestep’s worldwide operations are managed by the President of Futurestep.  The geographic regional leaders and the President of Futurestep report directly to the Chief Executive Officer of the Company.

          A summary of the Company’s results of operations by business segment are as follows:

	Three months ended January 31,		Nine months ended January 31,

	2003	2002	2003	2002

Fee revenue:
Executive recruitment:
North America	$39,126	$46,156	$123,601	$147,096
Europe	18,654	20,952	59,975	73,537
Asia/Pacific	8,562	8,655	25,409	29,201
South America	1,829	2,210	5,487	7,880

Total executive recruitment	68,171	77,973	214,472	257,714
Futurestep	7,365	8,742	24,586	32,393
JobDirect		(17)		1,386

Total fee revenue	75,536	86,698	239,058	291,493

Reimbursed out-of-pocket engagement expenses	5,127	6,078	17,051	22,158

Total revenue	$80,663	$92,776	$256,109	$313,651

	Three months ended January 31,		Nine months ended January 31,

	2003	2002	2003	2002

Operating income (loss) before asset impairment and restructuring charges
Executive recruitment:
North America	$4,945	$10,284	$19,103	$26,793
Europe	2,550	(2,057)	5,269	78
Asia/Pacific	941	941	1,376	2,161
South America	(46)	(852)	(995)	(1,460)

Total executive recruitment	8,390	8,316	24,753	27,572
Futurestep	(1,312)	(3,075)	(4,041)	(10,871)
JobDirect		(888)		(5,840)
Corporate (1)	(6,895)	(7,835)	(18,877)	(21,611)

Subtotal operating income (loss) before asset impairment and restructuring charges	183	(3,482)	1,835	(10,750)
Asset impairment and restructuring charges (Note 4)			(16,281)	(84,267)

Total operating income (loss)	$183	$(3,482)	$(14,446)	$(95,017)

(1)  In the current fiscal year, the Company has presented its segment operating results to reflect the business segments without allocations of corporate overhead.  Accordingly, prior year operating results have been reclassified to reflect segment operating results on the same basis.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(in thousands, except per share amounts)

7.     Subsequent Event

          The Company obtained a $30 million Senior Secured Revolving Credit Facility (the “Facility”) in February 2003.  The total amount available for borrowing by the Company is limited based on certain accounts receivable balances.  The Facility is secured by substantially all of the Company’s assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries.  The Company is required to meet certain financial condition covenants on a quarterly basis.

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

Overview

          We are the world’s leading recruitment firm with the broadest global presence in the recruitment industry.  Our services include executive recruitment, middle-management recruitment (through Futurestep), strategic management assessment and executive coaching.  Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations.  As of April 30, 2002, over half of the executive recruitment searches we performed in fiscal 2002 were for board level, chief executive and other senior executive positions and our 3,908 clients included approximately 35% of the Fortune 500 companies.  We have established strong client loyalty; more than 81% of the executive recruitment assignments we performed in fiscal 2002 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.  As of January 31, 2003, we had 410 executive recruitment consultants and 75 Futurestep consultants based in 70 offices across 36 countries.

          Based on deteriorating economic conditions encountered in the first quarter of fiscal 2002, we began developing a series of realignment initiatives to address our cost structure and to reposition the enterprise to gain market share and take full advantage of the eventual economic recovery.  Our immediate goals were to reduce losses, preserve our top employees and maintain our high standards of client service.  In August 2001, we announced these business realignment initiatives designed to reduce expenses in response to the current economic environment and to reposition our company to take advantage of the increase in the demand for recruitment services when the economy improves.

          The total charge of $93.1 million in fiscal 2002 related to these initiatives resulted in charges against earnings in the first, second and fourth quarters in the amount of $49.4 million, $34.8 million and $8.9 million, respectively.  These charges reflect costs associated with a decision to reduce the workforce by approximately 30%, or over 750 employees; consolidate all back-office functions for Futurestep and executive recruitment; exit the college recruitment market and write-down related assets and goodwill.

          In the nine months ended January 31, 2003, a continued decline in economic conditions contributed to our restructuring charge of $16.3 million.  Of the $16.3 million, $5.3 million related to severance and benefits for terminated employees, $11.8 million related to facilities and $0.8 million related to the write-off of related assets. In addition, we recognized a $1.6 million gain related to a litigation settlement of a former subsidiary.

          The following table summarizes the restructuring charge for the nine months ended January 31, 2003:

	Severance	Facilities and Other	Total

Executive recruitment
North America	$2,313	$3,438	$5,751
Europe	809	4,534	5,343
Asia/Pacific	312		312
Futurestep	761	4,614	5,375
Corporate	1,078	(1,578)	(500)

Total	$5,273	$11,008	$16,281

          In fiscal 2002, we changed our method of accounting for our ownership interests in our Mexico subsidiaries, which have been part of Korn/Ferry since 1977.  Previously, based on our effective economic and management control of these subsidiaries, we had consolidated their operating results with a deduction for the other shareholders’ interest after tax.  We now present our economic interests in the after tax operating results of the Mexico subsidiaries as a single line item, “equity in earnings of unconsolidated subsidiaries,” in our consolidated financial statements.  This presentation reflects our less than 50% voting interest in the common stock of these entities.  There was no impact on operating income, net income, EPS or cash flow as a result of this change; however, revenue and expenses were reduced.

          In November 2001, the Financial Accounting Standards Board (“FASB”) issued Topic No. D-13, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” that requires presentation of reimbursements received for “out-of-pocket” expenses as revenue and the related expenses as expense in the statement of operations.  This topic issued as Emerging Issues Task Force Issue No. 01-14 (EITF No. 01-14), is effective for reporting periods beginning after December 15, 2001 and requires prior period results to be reclassified to conform to the new presentation.  We implemented this guidance effective May 1, 2002.  Accordingly, prior year results reflect the reclassification of “out-of-pocket” expenses, primarily candidate travel expenses, previously reported as a reduction in revenue, to expense.  There was no impact on operating income, net income, EPS or cash flow as a result of the reclassification.

          In the current year, we have presented our segment operating results to reflect our business segments without allocations of corporate overhead.  This presentation represents how management internally evaluates the operating performance of our business segments and gives a more meaningful picture of our business units’ performance.  Accordingly, prior year results have been reclassified to reflect segment operating results on the same basis.

Critical Accounting Policies

          The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements.  Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from those estimates and assumptions.  In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements.  We consider our policies related to revenue recognition, deferred compensation and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment.  Specific risks for these critical accounting policies are described in our Fiscal 2002 Annual Report on Form 10-K.

Results of Operations

          The following table summarizes the results of our operations for the three and nine months ended January 31, 2003 and 2002 as a percentage of fee revenue:

	Three months ended January 31,		Nine months ended January 31,

	2003	2002	2003*	2002*

Fee revenue	100%	100%	100%	100%
Total revenue	107	107	107	108
Compensation and benefits	72	73	71	72
General and administrative expenses	22	27	23	28
Out-of-pocket engagement expenses	7	6	7	7
Depreciation and amortization	5	5	5	5
Restructuring charges and asset impairment	0	0	7	29
Operating loss	0	(4)	(6)	(33)
Net loss	(3)	(8)	(9)	(29)

*Operating loss, excluding restructuring and asset impairment charges, as a percentage of fee revenue for the nine months ended January 31, 2003 and 2002, respectively was 1% and (4%), respectively.  On the same basis, net loss as a percentage of fee revenue was for the nine months ended January 31, 2003 and 2002 was (2%) and (4%).

          The continued weakness in the global economy resulted in decreases in fee revenue in all of our business lines and geographic regions compared to the same periods last year.

          The following tables summarize the results of our operations by business segment.  The operating margin is calculated based on fee revenue.

	Three Months Ended January 31,				Nine Months Ended January 31,

	2003		2002		2003		2002

Fee revenue	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Executive recruitment:
North America	$39,126	52%	$46,156	53%	$123,601	52%	$147,096	51%
Europe	18,654	25	20,952	24	59,975	25	73,537	25
Asia/Pacific	8,562	11	8,655	10	25,409	11	29,201	10
South America	1,829	2	2,210	3	5,487	2	7,880	3

Total executive recruitment	$68,171	90%	$77,973	90%	$214,472	90%	$257,714	89%

Futurestep	7,365	10	8,742	10	24,586	10	32,393	11
JobDirect			(17)				1,386

Total fee revenue	$75,536	100%	$86,698	100%	$239,058	100%	$291,493	100%

Reimbursed expenses	5,127		6,078		17,051		22,158

Total revenue	$80,663		$92,776		$256,109		$313,651

	Three Months Ended January 31,				Nine Months Ended January 31,

	2003		2002		2003		2002

Operating income (loss)	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Executive recruitment:
North America	$5,838	15%	$10,284	22%	$13,352	11%	$(1,281)	(1)%
Europe	1,657	9	(2,057)	(10)	(74)	0	(4,275)	(6)
Asia/Pacific	941	11	941	11	1,064	4	315	1
South America	(46)	(3)	(852)	(39)	(995)	(18)	(1,460)	(19)

Total executive recruitment	$8,390	12%	$8,316	11%	$13,347	6%	$(6,701)	(3)%

Futurestep	(2,890)	(39)	(3,075)	(35)	(9,416)	(38)	(27,654)	(85)
JobDirect			(888)				(38,176)
Corporate (a)	(5,317)		(7,835)		(18,377)		(22,486)

Total operating income (loss)	$183	0%	$(3,482)	(4)%	$(14,446)	(6)%	$(95,017)	(33)%

	Three Months Ended January 31,				Nine Months Ended January 31,

	2003		2002		2003		2002

	Dollars	%	Dollars	%	Dollars	%	Dollars	%

Adjusted operating income (loss)(b)
Executive recruitment:
North America	$4,945	13%	$10,284	22%	$19,103	15%	$26,793	18%
Europe	2,550	14	(2,057)	(10)	5,269	9	78	0
Asia/Pacific	941	11	941	11	1,376	5	2,161	7
South America	(46)	(3)	(852)	(39)	(995)	(18)	(1,460)	(19)

Total executive recruitment income	$8,390	12%	$8,316	11%	$24,753	12%	$27,572	11%

Futurestep	(1,312)	(18)	(3,075)	(35)	(4,041)	(16)	(10,871)	(34)
JobDirect			(888)				(5,840)
Corporate (a)	(6,895)		(7,835)		(18,877)		(21,611)

Total adjusted operating income (loss)	$183	0%	$(3,482)	(4)%	$1,835	1%	$(10,750)	(4)%

          (a) In the current year, we have presented the segment operating results to reflect our business segments without allocations of corporate overhead.  Accordingly, we have reclassified prior year operating results to reflect our segment operating results on the same basis.

          (b) Adjusted operating income (loss) excludes restructuring and asset impairment charges of $16.3 million and $84.3 million for the nine months ended January 31, 2003 and 2002, respectively, as follows: $5.8 million and $28.1 million in North America, $5.3 million and $4.4 million in Europe, $0.3 million and $1.8 million in Asia/Pacific, $5.4 million and $16.8 million in Futurestep, $0 and $32.3 million in JobDirect and $(0.5) million and $0.9 million in Corporate, respectively.

Three Months Ended January 31, 2003 Compared to Three Months Ended January 31, 2002

          Fee Revenue.  Fee revenue decreased $11.2 million, or 13%, to $75.5 million for the three months ended January 31, 2003 compared to $86.7 million for the three months ended January 31, 2002.  The decrease in fee revenue was primarily a result of lower number of engagements, which affected all business lines.  The decrease in the number of engagements reflects the reduced level of hiring activity in the current economic environment.

          Executive Recruitment - All geographic regions reported lower fee revenue in the three months ended January 31, 2003 compared to the same period last year.  North America experienced a decline in fee revenue of $7.0 million, or 15%, to $39.1 million in the current quarter primarily due to a decrease in the number of engagements.  Europe reported fee revenue of $18.7 million, a decline of $2.3 million, or 11%, compared to the same period last year primarily driven by a decrease in the number of engagements while average fees slightly increased.  Asia/Pacific fee revenue slightly declined $0.1 million, or 1%, to $8.6 million compared to the same period last year.  South America reported fee revenue of $1.8 million, a slight decline of $0.4 million, or 17%, compared to the same period last year primarily driven by a decrease in average fees while the number of engagements remained constant.

          Futurestep - Fee revenue decreased $1.4 million, or 16%, to $7.4 million in the three months ended January 31, 2003 as compared to $8.7 million in the three months ended January 31, 2002.  Of the $1.4 million decrease in fee revenue, Europe represented $2.0 million, or 32%, of the decline off set by an increase in Asia/Pacific fee revenue of $0.6 million, or 72%.  North America fee revenue remained constant in the current quarter compared to the same period last year.  The decline in Europe is primarily attributed to the continued weakness in the economy in that region.

          JobDirect - In fiscal 2002, we decided to reduce our investment in the college recruitment market in the first quarter and ultimately exited this market in the third quarter.

          Compensation and Benefits.  Compensation and benefits expense decreased $8.8 million, or 14%, to $54.5 million in the three months ended January 31, 2003 as compared to $63.3 million in the three months ended January 31, 2002.  The decrease in executive recruitment compensation and benefits costs of $6.1 million, or 12%, reflects the 16% reduction in our workforce in the last 12 months as a result of our restructuring initiatives.  Executive recruitment compensation and benefits expense, as a percentage of fee revenue was 65% in both the current quarter and the same period last year. Futurestep compensation and benefits expense declined $2.0 million, or 25%, to $6.1 million in the current quarter compared to the same period last year reflecting a 35% reduction in the number of employees in the last 12 months as a result of our restructuring initiatives.  As a percentage of fee revenue, Futurestep compensation and benefits expense was 83% in the current quarter an improvement of 10 percentage points as compared to the same period last year.  Corporate compensation and benefits expense declined $0.5 million, or 10%, as a result of the reduction in our Corporate workforce in the last half of fiscal 2002 and the first half of fiscal 2003.

          General and Administrative Expenses.  General and administrative expenses decreased $6.7 million, or 29%, to $16.7 million in the three months ended January 31, 2003 compared to $23.4 million in the same period last year.  In executive recruitment, general and administrative expenses decreased $4.4 million, or 26%.  The decrease is primarily due to lower bad debt expense, facilities and office costs as a result of the restructuring initiatives and gains recognized as a result of favorable exchange rates.  As a percentage of fee revenue, executive recruitment general and administrative expenses was 18% in the current period compared to 21% in the same period last year.  Futurestep general and administrative expenses decreased $1.3 million, or 41%, compared to the same period last year.  The decrease is primarily due lower facilities and office costs as a result of the restructuring initiatives and lower business development expenses.  Futurestep general and administrative expenses as a percentage of fee revenue decreased to 26% in the current quarter compared to 38% in the same period last year.  Corporate general and administrative expenses decreased $0.4 million, or 14%, as a result of our on going cost reduction efforts.

          Out-of-Pocket Engagement Expenses.  Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients.

          Out-of-pocket engagement expenses of $5.2 million in the three months ended January 31, 2003 remained fairly constant compared to the same period last year.  As a percentage of fee revenue, out-of-pocket engagement expenses remained fairly constant at 7%.

          Operating Income.  Operating income was $0.2 million in the current quarter compared to an operating loss of  $3.5 million in the same period last year.

          Executive recruitment adjusted operating income, excluding asset impairment and restructuring revisions, slightly improved to $8.4 million, or 12% of fee revenue, in the current quarter.  Europe and South America adjusted operating income improved $4.6 million and $0.8 million, respectively, compared to the same period last year.  These improvements were a result of continued cost savings efficiencies.  These improvements were partially offset by a decline in North America adjusted operating income of $5.4 million as a result of smaller decreases in costs compared to fee revenue.  Asia/Pacific adjusted operating income was constant at $0.9 million in the current quarter.

          Futurestep adjusted operating loss, excluding asset impairment and restructuring revisions, improved $1.8 million, or 57%, reflecting the reduced compensation and benefits costs as well as decreases in general and administrative expenses discussed above.  The operating loss was reduced to 18% of fee revenue in the current quarter as compared to 35% of fee revenue in the same period last year, which reflects a larger decrease in costs compared to fee revenue.

          Interest and Other Income, Net.  Interest and other income, net includes interest income of $0.5 million and $0.7 million for the three months ended January 31, 2003 and 2002, respectively.  Other income, net primarily includes an unrealized holding loss on investments of $0.3 million for the three months ended January 31, 2003 compared to $0.4 million in the same period last year.

          Interest Expense.  Interest expense of $2.8 million in the current quarter increased $0.6 million compared to the same period last year.  The increase is primarily due to the interest paid on repurchases of stock from former employees as well as an increase in the average outstanding loan balances obtained in conjunction with our Company Owned Life Insurance, or COLI policies.

          Provision for (Benefit from) Income Taxes.  The provision for income taxes was $0.5 million in the current quarter compared to $2.1 million in the same period last year.  The income tax expense in the prior period is primarily due to taxable income in North America and certain non-deductible charges in Europe.  Although we reported a pretax loss in the current quarter, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

          Equity in Earnings of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries.  We report our interest in the earnings or loss of our Mexico subsidiaries on the equity basis as a one-line adjustment to net income.  Equity in earnings of $0.4 million in the current quarter remained fairly constant as compared to the same period last year.

Nine Months Ended January 31, 2003 Compared to Nine Months Ended January 31, 2002

          Fee Revenue.  Fee revenue decreased $52.4 million, or 18%, to $239.1 million for the nine months ended January 31, 2003 compared to $291.5 million for the nine months ended January 31, 2002.  The decrease in fee revenue was primarily a result of a decrease in demand reflecting continued weakness in the global economy.

          Executive Recruitment - All geographic regions reported lower fee revenue in the nine months ended January 31, 2003 compared to the same period last year.  North America experienced a decline in fee revenue of $23.5 million, or 16%, to $123.6 million in the current period primarily due to a decrease in the number of engagements.  Europe reported fee revenue of $60.0 million, a decline of $13.6 million, or 18%, compared to the same period last year primarily driven by a decrease in the number of engagements while average fees slightly increased.  Asia/Pacific fee revenue declined $3.8 million, or 13%, to $25.4 million primarily due to a slight decrease in demand and average fees.  South America reported fee revenue of $5.5 million, a decline of $2.4 million, or 30%, compared to the same period last year primarily due to a decrease in average fees while the number of engagements increased slightly.

          Futurestep - Fee revenue decreased $7.8 million, or 24%, to $24.6 million in the nine months ended January 31, 2003 as compared to $32.4 million in the nine months ended January 31, 2002.  Of the total decrease in fee revenue, Europe represented $5.3 million, or 26%, of the decline while North America represented $2.3 million, or 29%, of the decline.  The decreases are primarily a result of the continued weakness of our global economy.

          JobDirect - In fiscal 2002, we decided to reduce our investment in the college recruitment market in the first quarter and ultimately exited this market in the third quarter.  In the nine months ended January 31, 2002, we recognized impairment charges of $32.3 million representing substantially all of our unamortized goodwill resulting from our acquisition of JobDirect in July 2000.

          Compensation and Benefits.  Compensation and benefits expense decreased $40.0 million, or 19%, to $169.6 million in the nine months ended January 31, 2003 as compared to $209.6 million in the nine months ended January 31, 2002.  The decrease in executive recruitment compensation and benefits costs of $27.2 million, or 16%, reflects the 16% reduction in our workforce in the last 12 months as a result of our restructuring initiatives as well as our ongoing cost reduction efforts.  Executive recruitment compensation and benefits expense as a percentage of fee revenue remained constant at 65% for both periods.  Futurestep compensation and benefits expense declined $9.0 million, or 33%, to $18.7 million in the current period compared to the same period last year reflecting a 35% reduction in the number of employees in the last 12 months as a result of our restructuring initiatives.  As a percentage of fee revenue, Futurestep compensation and benefits expense was 76% in the current period an improvement of 10 percentage points as compared to the same period last year.  Corporate compensation and benefits slightly declined $0.5 million, or 4%, to $11.0 million in the current period compared to $11.5 million in the same period last year.

          General and Administrative Expenses.  General and administrative expenses decreased $26.5 million, or 32%, to $55.3 million in the nine months ended January 31, 2003 compared to $81.8 million in the same period last year.  In executive recruitment, general and administrative expenses decreased $14.2 million, or 26%.  The decrease is primarily due to lower facilities and office costs as a result of our restructuring initiatives, bad debt expense, and gains recognized as a result of favorable exchange rates.  As a percentage of fee revenue, executive recruitment general and administrative expenses was 19% in the current period compared to 21% in the same period last year.  Futurestep general and administrative expenses decreased $6.4 million, or 46%. The decrease is primarily due to a decrease in business development expenses, professional services and advertising expenses and a decrease in facilities and office expenses as a result of our restructuring initiatives.  Futurestep general and administrative expenses as a percentage of fee revenue decreased to 30% in the current period from 43% in the same period last year.  Corporate general and administrative expenses decreased $2.4 million, or 25%, primarily related to a decrease in professional services and advertising expenses.

          Out-of-Pocket Engagement Expenses.  Out-of-pocket engagement expenses of $17.0 million in the nine months ended January 31, 2003 decreased $2.8 million, or 14%, as compared to $19.8 million in the same period last year.  As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

          Operating Income.  Operating loss was $14.5 million in the nine months ended January 31, 2003 compared to $95.0 million in the same period last year.  Excluding restructuring and asset impairment charges of $16.3 million and $84.3 million in the nine months ended January 31, 2003 and 2002, respectively, operating income improved $12.6 million to $1.8 million operating income in the current period compared to an operating loss of $10.8 million in the same period last year.

          Executive recruitment adjusted operating income, excluding asset impairment and restructuring charges, decreased to $24.8 million, or 12% of fee revenue, in the nine months ended January 31, 2003 compared to $27.6 million, or 11% of fee revenue, in the same period last year.  The decline was primarily due to a decline of North America and Asia/Pacific adjusted operating income of $7.7 million and $0.8 million respectively, compared to the same period last year.  The decline was primarily due to smaller decreases in costs compared to fee revenue.  The decline was partially offset by an improvement of Europe and South America adjusted operating income of $5.2 million and $0.5 million, respectively as a result of continued cost savings efficiencies.

          Futurestep adjusted operating losses, excluding asset impairment and restructuring charges, improved $6.8 million, or 63%, reflecting the reduced compensation and benefits costs and decreased general and administrative expenses discussed above.  The operating loss was reduced to 16% of fee revenue in the current period compared to 34% of fee revenue in the same period last year.  These improvements reflect a larger decrease in costs compared to fee revenue.

          Interest and Other Income, Net.  Interest and other income, net includes interest income of $1.3 million and $2.0 million for the nine months ended January 31, 2003 and 2002, respectively.  Other income, net increased $0.6 million in the current period as compared to the same period last year primarily as a result of favorable foreign exchange rates on a U.S. dollar investment in South America.

          Interest Expense.  Interest expense was $8.0 million and $5.9 million in the nine months ended January 31, 2003 and January 31, 2002, respectively.  The increase is primarily due to increased average borrowings under the line of credit, higher effective interest rate and the interest on convertible debt acquired in June 2002.  In addition, the increase is due to the interest paid on repurchases of stock from former employees as well as an increase in the average outstanding loan balances obtained in conjunction with our COLI policies.

          Provision for (Benefit from) Income Taxes.  The provision for income taxes was $1.5 million in the nine months ended January 31, 2003 as compared to a benefit of $12.9 million in the nine months ended January 31, 2002. The benefit received in the prior period reflects tax savings primarily as a result of restructuring charges not duplicated in the current period.  Although we reported a pretax loss in the current period, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

          Equity in Earnings of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries.  We report our interest in the earnings or loss of our Mexico subsidiaries on the equity basis as a one-line adjustment to net income.  Equity in earnings of $1.1 million in the nine months ended January 31, 2003 remained fairly constant compared to $1.2 million the same period last year.

Liquidity and Capital Resources

          In June 2002, we closed a $50.0 million private placement with Friedman, Fleischer & Lowe, a San Francisco based private equity firm, comprised of $40.0 million 7.5% Convertible Subordinated Notes; $10.0 million 7.5% Convertible Preferred Stock and warrants to purchase 272,727 shares of our common stock at an exercise price of $12 per share.  Interest and dividends are payable semi-annually in either additional Notes and Preferred Stock or cash, at our option, except for the first two years from the date of issuance during which 1% must be paid in cash.  The Notes and Preferred Stock are convertible into shares of our common stock at $10.25 per share which, if converted, would represent 4.9 million shares or 11.4% of our outstanding common stock.  In December 2002, we paid $0.3 million of interest and dividends in cash.

          We obtained a $30 million Senior Secured Revolving Credit Facility in February 2003.  The total amount available for borrowing by the Company is limited based on certain accounts receivable balances.  The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries.  We are required to meet certain financial condition covenants on a quarterly basis.

          We believe that cash on hand, the credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements for the foreseeable future.

          Cash provided by operating activities was $8.7 million in the nine months ended January 31, 2003 and the cash used in operating activities was $78.6 million in the same period last year.  The increase in operating cash in the current period is primarily due to the increase of $19.4 million in receivables coupled with a decrease in loss in fiscal 2003 as compared to fiscal 2002.

          Cash used in investing activities was $7.0 million in the nine months ended January 31, 2003 and $2.3 million in the same period last year.  In the nine months ended January 31, 2003, cash used in investing activities was primarily related to premiums on COLI.  In the same period last year, cash used in investing activities included proceeds from the sale of marketable securities of $15.9 million offset by $8.3 million for purchases of property and equipment and $9.3 million for COLI premiums. The COLI premiums were funded through borrowings under these life insurance policies in both periods.

          Capital expenditures consist primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements.  The decrease in the nine months ended January 31, 2003 of $7.7 million compared to the same period last year reflects reduced spending in line with our cost saving initiatives.

          Cash provided by financing activities was $4.7 million and $52.5 million during the nine months ended January 31, 2003 and 2002, respectively.  In the current period, we received net proceeds of $45.6 million from the issuance of convertible securities and paid the net outstanding borrowings of $39 million on our previous credit facility.  In the same period last year, cash provided in financing activities included net borrowings of $48 million on our previous credit facility.

          Total outstanding borrowings under COLI policies were $66.3 million and $58.4 million as of January 31, 2003 and 2002, respectively.  Generally, we borrow under our COLI policies to pay premiums.  Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $117.6 million and $111.9 million as of January 31, 2003 and 2002, respectively.

Recently Issued Accounting Standards

          In May 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of.”  The adoption of SFAS No. 144 did not have an impact on our financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for costs associated with an exit or disposal activity, including certain restructuring costs, be recognized and measured initially at fair value when the liability is incurred.  Previously these liabilities were recognized at the date an entity committed to a plan and measurement at fair value was not required.  This statement is effective prospectively for exit and disposal activities initiated after December 31, 2002.  The adoption of this statement did not have a significant impact on our financial position or results of operations.

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

          Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies.  This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts.  In the nine months ended January 31, 2003, we recognized foreign currency gains, after income taxes, of $2.0 million, primarily related to our operations in Europe.  During the nine months ended January 31, 2002, we recognized foreign currency loss, after income taxes, of $0.1 million.  Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

          Interest Rate Risk.  We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates.  Currently, we have all of our investments in interest bearing money market accounts at market rates.  As of January 31, 2003, we had no outstanding bank borrowings.  We had $66.3 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2003 bearing interest primarily at variable rates payable at least annually.

          Notes payable due to shareholders of $3.5 million and $1.5 million due in fiscal 2003 and 2004, respectively, resulted from business acquisitions in fiscal 2000 and 2001 and bear interest at rates ranging from 6.5% to 7.0%.  In June 2002, we issued $40.0 million of 7.5% convertible debt and $10.0 million of 7.5% convertible preferred stock that is mandatorily redeemable by us if outstanding on June 13, 2010.

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

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

	Exhibit Number	Description of Exhibit

	3.1	Amended and Restated Bylaws of Korn/Ferry International, a Delaware Corporation.

	10.1	Credit Agreement, dated February 14, 2003, among Korn/Ferry International, the Financial Institutions thereto and Wells Fargo Bank, N.A., as administrative agent.
(b)	Reports on Form 8-K

Current report event, dated November 12, 2002, (Item 5) was filed with the SEC on November 12, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: March 17, 2003	By:	/s/ GARY D. BURNISON

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
Date: March 17, 2003

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

	By:	/s/ GARY D. BURNISON

	Name:	Gary D. Burnison
	Title:	Chief Financial Officer and Executive Vice President
Date: March 17, 2003

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Korn/Ferry International, a Delaware Corporation.
10.1	Credit Agreement, dated February 14, 2003, among Korn/Ferry International, the Financial Institutions thereto and Wells Fargo Bank, N.A., as administrative agent.