Form 10-K
period 2003-04-30
KORN FERRY INTERNATIONAL
filed 2003-07-22
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The number of shares outstanding of our common stock as of July 16, 2003 was 37,606,834 shares. The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on October 31, 2002, (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $272,169,832, based upon the closing market price of $8.53 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders scheduled to be held on September 10, 2003 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2003

PART I.

Item 1.    Business

Business Overview

Korn/Ferry International, or KFY, is a premier executive recruitment firm with the broadest global presence in the recruitment industry. Since 1969, when we opened our first office in Los Angeles, we have grown to 70 cities in 36 countries. In 1998, we extended our market reach into the mid-market with the introduction of Futurestep, our middle-management recruitment service. As of April 30, 2003, we have approximately 1,536 employees, including 392 executive recruitment and 70 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as governmental and not-for-profit organizations. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2003 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

We were originally formed as a California corporation in November 1969 and converted to a Delaware corporation in fiscal 2000.

We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at http://www.sec.gov.

We also make available free of charge on or through our Internet website at http://www.kornferry.com our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

We provide the following recruitment services:

Executive Search:    Executive search, our core business, focuses on board level, chief executive and other senior executive positions for clients predominantly in the consumer, financial, industrial, life sciences and technology industries. The relationships that we develop through this business are valuable for introducing our other service offerings to clients.

Middle-Management Recruitment:    Futurestep, our leading middle-management recruitment business, draws from Korn/Ferry’s more than 30 years of industry experience to create customized recruitment strategies based on clients’ individual workforce needs. In addition to middle-management search, Futurestep offers project recruitment and managed services. Futurestep combines solution-oriented service with leading technologies to deliver strong candidates and fast cycle times. At April 30, 2003, the Futurestep database contained over one million recruitment candidates.

Financial information regarding our business segments is contained in the Notes to our Consolidated Financial Statements.

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

Industry Trends

There are and will be times, such as the present, when the recruitment industry is adversely affected by worldwide socio-economic conditions. However, we believe that a number of favorable trends will contribute to the long-term growth of the recruitment industry:

Consolidation of Human Capital Solutions Providers—In choosing their recruitment and human resource service providers, companies are actively in search of preferred providers in order to consolidate vendor relationships. Companies that can address a broad range of recruitment needs are becoming increasingly attractive. Clients are seeking trusted partners who understand their business and their unique organizational culture, who can manage their business on a global scale.

Increased Use of Advanced Technology—Emphasis in the recruitment business is shifting from candidate identification to candidate assessment and placement. The emphasis on assessment and placement is being driven by enhancements in technology as it is becoming easier to identify desirable candidates in on-line and off-line databases. In addition, information technology and the Internet are creating efficient ways to manage the recruitment process in identifying, recruiting and assessing candidates. At the same time, new barriers to entry into the executive recruitment industry are being created as investments in information technology become critical to serve clients’ needs globally.

Increased Outsourcing of Recruitment Functions—Recent economic factors are requiring companies to focus on core competencies and to outsource recruitment functions to providers who can efficiently provide high quality recruitment services. A dearth of qualified management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

•	Access a diverse and highly qualified field of candidates on an as-needed basis;

•	Reduce or eliminate the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Benefit from the most updated industry and specific geographic market information;

•	Access cutting-edge search technology software; and

•	Maintain management focus on core strategic business issues.

Globalization of Business—As the world’s individual markets continue to integrate into one global economy, more companies are required to supplement internal talent with experienced senior executives who can operate effectively in a global economy. The rapidly changing competitive environment challenges multinational and local companies to identify qualified executives with the right combination of skills, experience and cultural compatibility. Today, clients are turning to those firms that combine proven expertise with specialized knowledge of key industries and local markets, enabling them to address their mounting global recruitment needs.

Other Industry Trends—In addition to the industry trends mentioned above, we believe the following trends will also contribute to the growth of the recruitment industry:

•	Increasing demand for managers with broader qualifications;

•	Increasing desire by candidates to more actively manage their careers;

•	Increasing demand for senior executives who can exceed the high standards of due diligence and public scrutiny as a result of new securities legislation;

•	Aging baby-boom generation resulting in a smaller pool of available candidates; and

•	Shortening executive management tenures and more frequent job changes.

Growth Strategy

Our objective is to expand our position as a premier global recruitment firm. The principal elements of our strategy include:

Broadening our Product and Service Offerings

In addition to being a premier executive recruitment firm, we also offer clients middle-management recruitment, project recruitment and managed services through Futurestep, strategic management assessment services and executive development. We will continue to develop and add new products and services that our clients demand and that we feel are consistent with our brand positioning.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, multinational clients will increasingly turn to strategic partners that can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. Our global account management program, Integrated Services, continues to identify account leaders for multinational clients, provides training and software support to manage these accounts, and develops guidelines and protocols to support cross-border assignments for these clients.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

An advanced technology infrastructure has become a critical element of the recruitment business. In the executive recruitment market, we have invested approximately $49 million over the past three fiscal years to develop a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software. In June 2000, we introduced e-Korn/Ferry, our executive search Internet tool that allows executives to submit relevant employment information to us. In fiscal year 2003, we introduced our proprietary tool, Search AssessmentSM, which represents a powerful method to assess executive candidates. Search AssessmentSM has been integrated into our standard search process, thus enhancing our capabilities. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

Leveraging our Leadership and Brand Name in Executive Recruitment

We believe that there are significant opportunities to extend our market share and develop new client relationships by aggressively marketing our proven global recruitment expertise. Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients in all areas of recruitment. We also believe that our strong relationships and well-recognized brand name will enable us to introduce new services to our existing clients and potential new clients and will allow us to build communities of candidates to directly market services, such as career management, to executives and other candidates who are actively seeking to manage their careers.

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.    Our executive recruitment services are typically used to fill executive-level positions, such as board of directors, chief executive officers, chief financial officers and other senior executive officers. Once we are retained by a client to conduct an assignment, we assemble a team comprised of consultants with geographic, industry and functional expertise. Our search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 2003, we performed over 4,700 executive recruitment assignments.

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

Once the position is defined, the research team identifies, through the use of our proprietary databases and a number of key technology-based information resources, companies that are in related industries facing similar challenges and issues with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources, and our databases that contain profiles of over 2,500,000 executives, including those obtained through e-Korn/Ferry, to help identify individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences or in-person meetings. The client is then presented with up to five qualified candidates to interview. We conduct reference checks throughout the process, sometimes with the assistance of an independent third party.

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

Percentage of Fiscal 2003 Assignments by Industry Specialization

Global Markets:
Industrial	24%
Consumer	22%
Technology	18%
Financial Services	15%
Life Sciences	10%
Regional Specialties:
Education/Not-for-profit	6%
Healthcare Provider	4%
General	1%

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

Percentage of Fiscal 2003 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	54%
Marketing and Sales	21%
Human Resources and Administration	8%
Manufacturing/Engineering/Research and Development/Technology	7%
Finance and Control	7%
Information Systems	3%

Organization

North America—We opened our first office in Los Angeles in 1969, and currently have 23 offices throughout the United States and Canada. In fiscal 2003, fee revenue was $162 million handling over 1,900 assignments in this region, with an average of 210 consultants.

Europe—We opened our first European office in London in 1972 and currently have 21 offices throughout 17 countries in the region. In fiscal 2003, fee revenue was $79 million handling over 1,500 assignments in this region, with an average of 127 consultants.

Asia/Pacific—We opened our first Asia/Pacific office in Tokyo in 1973, and have built a 14-office network throughout ten countries in the region. In fiscal 2003, fee revenue was $34 million handling over 800 assignments in this region, with an average of 59 consultants.

South America—We opened our first South American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a company in Mexico City and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2003, we operated a network of seven offices in six countries covering the entire South America region and two offices in Mexico. The region, excluding Mexico, generated fee revenue of $7.6 million in fiscal 2003 compared to $17.6 million in fiscal 1999. We handled nearly 500 assignments in fiscal 2003 in this region, with an average of 24 consultants. Our share of the operating results for our Mexico subsidiaries are included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.    Our clients are many of the world’s largest and most prestigious public and private companies, including 40% of the Fortune 500 companies. In fiscal 2003, no single client represented more than 1% of fee revenue. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2003 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Competition.    We are a premier executive recruitment firm. Other multinational executive recruitment firms include Heidrick & Struggles International, Inc., Spencer Stuart & Associates, Egon Zehnder International and Russell Reynolds Associates, Inc. Although these firms are our primary competitors, we also compete with smaller firms that specialize in specific regional, industry or functional searches. We believe our brand name, global network, prestigious client list, strong specialty practices and quality of service are recognized worldwide. We also believe that our equity-based compensation scheme distinguishes us from many of our competitors and is important for retaining consultants.

Middle-Management Recruitment Services

Overview.    Futurestep offers clients a multi-tiered portfolio of services, ranging from middle-management search to project recruitment and managed services. Each Futurestep service benefits from the in-depth industry and functional-area expertise of our global consultant network, guaranteeing that clients work with people who understand their business and have the knowledge base to qualify candidates effectively.

Futurestep was the first company to combine traditional search expertise with the reach and speed of the Internet. Futurestep consultants, based in 18 countries, have instant access to the world’s largest database of prescreened middle-management professionals. The global candidate pool complements our international presence and multi-channel sourcing strategy to ensure speed, efficiency and quality of service for clients worldwide.

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

Organization.    We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia/Pacific. In fiscal 2002 and 2003, we consolidated Futurestep’s back office functions with executive recruitment and co-located Futurestep with executive recruitment offices in North America and Europe to streamline the business. At April 30, 2003, we had Futurestep operations in ten cities in North America, fourteen in Europe and seven in Asia/Pacific.

Competition.    We believe that there is no competitor that currently competes directly with all of the services provided by Futurestep. Futurestep competes for assignments:

•	generally, with contingency firms who do not have the same pricing structure or provide all of the same services and

•	to a lesser extent in the technology based middle-management recruitment industry, with firms such as Monster Worldwide.

Although technology oriented companies may be drawn to the recruitment business by their ability to leverage their existing technology, their lack of a recognized brand name, experienced consultants and global footprint act as significant barriers to entry.

Strategic Management Assessment.    We have expanded strategic management assessment beyond Europe to cover North and South America, Australia and Japan. This service focuses on helping corporate leadership evaluate the individual and collective performance of their management team. This service, which further extends the range of leadership capital solutions we offer to our clients, is a valuable tool for the chief executive, board of directors and other senior officers in pursuing organizational transformation and the alignment of senior management with the Company’s strategic goals and internal values. This service responds to our clients’ needs for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital firms, to evaluate the leadership team in existing or prospective portfolio companies. The assessment process is performed by consultants with extensive experience in interviewing and evaluating senior executives and who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument that was developed for us by leading assessment experts and is supported by a proprietary systems platform.

Technology

Our technology enhances the functionality, speed and quality of our human capital services. It also represents a long-term strategy designed to create competitive advantage and sustained growth. We have evolved our technology capability through acquisition, purchase, and development of state-of-the-art components. Our technology is scaleable and will accommodate future growth in our current services as well as the addition of new services. Our professionals use our information technology infrastructure to:

•	develop and manage company and candidate profiles;

•	obtain information from and correspond with candidates;

•	identify market needs and new business opportunities; and

•	coordinate and implement marketing, communication, financial and administrative functions throughout our global operations.

The core component and driving force of our technology is e-Korn/Ferry, our worldwide Executive Center web site and global candidate management system. In fiscal 2003, the e-Korn/Ferry architecture was enhanced with a new tool to manage site content, including support for international languages. We developed a feature-based web site model – creating business-specific functions and branding on a common code base. This set the stage for the introduction of the new Futurestep Candidate Site, featuring multi-language, streamlined candidate registration with an improved “look and feel.” This latest phase of operational consolidation provides economies of scale by moving all Korn/Ferry candidate web sites to a common technology infrastructure. This platform was further enhanced to serve the needs of Futurestep’s managed services clients by setting up customized recruitment web sites, private partitioned databases, and custom emails. We also added the Client Center: a secure web site for Korn/Ferry clients to access information about the progress of our recruitment efforts on their behalf.

In fiscal 2003, we brought the Management Assessment System onto our common technology platform and introduced self-assessment, allowing participants to complete assessment questionnaires online in multiple languages. We also applied the assessment methodology to executive recruitment in Search Assessment—an invitation-based process that uses online assessment instruments to evaluate finalist candidates’ competency and values fit in Korn/Ferry searches. This capability provides a major competitive advantage for the Korn/Ferry search business. Search Assessment has been integrated into our engagement management system, Searcher, with powerful search criteria that help our consultants match candidates to positions by career values and style characteristics.

In fiscal 2003, we made a series of enhancements to the Performance Management system, used to provide enterprise competency management services to large clients. We made the online objective setting process more robust and granular, and introduced several new modules. Compensation Planning manages the client’s enterprise compensation process in conjunction with performance ratings, promotions and average increase rate guidelines. Talent Review keeps a company-wide skills inventory for the client and supports succession planning. HR Center is an administrative component that empowers client human resources units to manage all processes.

Organization

Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, Europe, Asia/Pacific and South America. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia/Pacific.

Professional Staff and Employees

As of April 30, 2003, we had approximately 1,248 executive recruitment employees consisting of 392 consultants and 856 associates, researchers, administrative and support staff. In addition, we had 14 consultants in our two unconsolidated Mexico offices. Futurestep had 241 employees at April 30, 2003 consisting of 70 consultants and 171 administrative and support staff. Corporate had 47 corporate professionals at April 30, 2003. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry International is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2003:

	Fee Revenue	Operating Income (Loss)	Adjusted Operating Income (Loss)(1)	Number of Offices as of April 30, 2003	Number of Consultants as of April 30, 2003
	(in millions)
Executive Recruitment:
North America	$162.3	$17.4	$23.2	23	192
Europe	79.0	0.2	5.5	21	122
Asia/Pacific	33.5	2.0	2.4	14	56
South America.	7.6	(0.6)	(0.6)	7	22
Futurestep(2)	32.7	(9.9)	(4.5)	10	70
Corporate		(22.5)	(23.0)

(1)	Adjusted operating income (loss) excludes asset impairment and restructuring charges of $16.3 million on a consolidated basis.
(2)	Futurestep partially occupies 21 of the executive recruitment offices globally.

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

We compete with other executive search firms for qualified consultants. Generally, a small number of consultants have primary responsibility for a client relationship. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation system, whether as a result of insufficient revenue, a decline in the market price of the common stock or for any other reason, could impair our ability to retain existing or attract additional qualified consultants with the requisite experience, skills or established client relationships. In addition, many of our consultants hold shares of our common stock that became freely tradable in February 2003. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed, and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients and harm our business.

Economic conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could undermine our future profitability.

Demand for our services is significantly affected by the general level of economic activity in the geographic regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. Therefore, a significant economic downturn, on a global basis, in North America, or in other regions or industries where our operations are heavily concentrated, such as the advanced technology and financial services industries could harm our business, results of operations and financial condition. Currently, the global financial markets, especially in the United States, continue to experience significant turmoil, negatively impacting our fee revenue and operating income. In addition, in fiscal 2003, our total assignments included 18% related to the technology industry and 15% related to the financial services/investments industry, both of which have experienced volatility recently.

We face risks associated with political instability, legal requirements and currency fluctuations in our international operations.

We operate in 36 countries and generate nearly half our fee revenue from operations outside of North America. There are certain risks inherent in transacting business worldwide, such as:

•	changes in and compliance with applicable laws and regulatory requirements;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing global operations;

•	problems in collecting accounts receivable;

•	social and political instability;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	repatriation controls; and

•	Potential adverse tax consequences.

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

Futurestep has incurred operating losses of $110.0 million from inception through April 30, 2003. In addition, we believe Futurestep, primarily overseas, will continue to generate operating losses through at least the end of fiscal 2004. We cannot assure you that Futurestep’s operating losses will not increase in the future. If Futurestep does not become profitable, our financial results may suffer. If our executive recruitment consultants do not actively promote our technology-based services to our clients, the fee revenue growth and profitability of these services could be harmed.

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

On April 11, 2002, our board of directors, upon recommendation of the audit committee, dismissed Arthur Andersen LLP as our independent auditors and appointed Ernst & Young LLP as our new independent auditors. Ernst & Young LLP has audited our financial statements for the fiscal years ended April 30, 2003 and 2002 but not any prior fiscal year. We have restated our financial statements for the fiscal year ended April 30, 2001 relating to the consolidation of our Mexico subsidiaries. The statements for that fiscal year were audited by Arthur Andersen LLP, and we have not been able to have their report for that fiscal year reissued. In addition, we will not be able to obtain the written consent of Arthur Andersen LLP for any registration statement we may file as required by Section 7 of the Securities Act. Accordingly, investors will not be able to sue Arthur Andersen LLP pursuant to Section 11(a)(4) of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent. The ability of investors to recover from Arthur Andersen LLP may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

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

We have provisions that make an acquisition of us more difficult and expensive.

Antitakeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it more difficult and expensive for us to be acquired in a transaction which is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•	a classified board of directors

•	limitations on the removal of directors

•	limitation on stockholder actions

•	advance notification requirements for director nominations and actions to be taken at shareholder meetings

•	the ability to issue one or more series of preferred stock by action of our Board of Directors

These provisions could discourage an acquisition attempt or other transaction in which shareholders could receive a premium over the current market price for the common stock.

Item 2.    Properties

Our corporate office is located in Los Angeles, California. We lease all 75 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and South America. As of April 30, 2003, we leased an aggregate of approximately 670,000 square feet of office space. The leases generally are for terms of one to ten years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.    Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 2003.

Executive Officers as of April 30, 2003

Name	Age	Position
Paul C. Reilly	49	Chairman of the Board and Chief Executive Officer
Gary D. Burnison	42	Chief Financial Officer and Executive Vice President
Gary C. Hourihan	54	Executive Vice President—President Global Management Assessment
Robert H. McNabb	56	Chief Executive Officer for Futurestep

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of April 30, 2003.

Paul C. Reilly has been Chief Executive Officer and President since June 2001. Prior to joining Korn/Ferry International, Mr. Reilly was at KPMG International, where he was Chief Executive Officer. Mr. Reilly joined KPMG International in 1987.

Gary D. Burnison has been Executive Vice President and Chief Financial Officer since March 2002 and is a member of our Global Operating Committee. Prior to joining Korn/Ferry International, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, Mr. Burnison served as an Executive Officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Previously, Mr. Burnison was a partner at KPMG Peat Marwick.

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

PART II.

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2003
First Quarter	$11.91	$5.78
Second Quarter	$9.45	$6.17
Third Quarter	$10.00	$5.81
Fourth Quarter	$7.28	$5.59
Fiscal Year Ended April 30, 2002
First Quarter	$23.99	$14.90
Second Quarter	$15.79	$6.66
Third Quarter	$11.40	$6.90
Fourth Quarter	$11.40	$5.80
Fiscal Year Ended April 30, 2001
First Quarter	$36.63	$21.13
Second Quarter	$40.44	$29.69
Third Quarter	$38.00	$16.25
Fourth Quarter	$20.60	$14.90

On July 16, 2003 the last reported sales price on the New York Stock Exchange for the common stock was $9.77 per share and there were approximately 2,600 beneficial holders of the common stock.

Dividends

We have not paid any cash dividends since April 30, 1996 and do not intend to pay any cash dividends in the foreseeable future, but instead intend to retain future earnings to finance our operations and growth of the business. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Our credit facility also contains provisions that limit our ability to pay dividends.

Recent Sales of Unregistered Securities

We issued securities convertible into or exercisable for approximately 4.9 million shares of common stock in June 2002 to purchasers affiliated with Friedman, Fleischer & Lowe. These issuances were exempt pursuant to Regulation D under the Securities Act.

We issued 10,076 shares of common stock in June 2002 to four individuals in Australia in connection with the acquisition of the Australian business of Amrop International, which closed in fiscal 2000. These issuances were exempt pursuant to Regulation S under the Securities Act.

Item 6.    Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Related Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2003, 2002, and 2001 and the selected balance sheet data as of April 30, 2003 and 2002 are derived from our consolidated financial statements, audited by Ernst & Young LLP in fiscal 2003 and 2002 and Arthur Andersen LLP in fiscal 2001, appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2000 and 1999 and the balance sheet data as of April 30, 2001, 2000 and 1999 are derived from consolidated financial statements and notes thereto, audited by Arthur Andersen LLP, which are not included in this Form 10-K report. However, data for the years ended and as of April 30, 2001, 2000 and 1999 have been restated to reflect the operating results of our Mexico subsidiaries under the equity method. Ernst & Young LLP has applied certain procedures to the restatement adjustments for fiscal 2001 as described in their report on the 2003 consolidated financial statements. Ernst & Young LLP has not performed any procedures with respect to the data and restatement adjustments for fiscal 2000 and 1999.

	Fiscal Year Ended April 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Selected Statement of Operations Data:
Fee revenue	$315,112	$377,425	$614,067	$472,877	$311,303
Reimbursed out-of-pocket engagement expenses	23,354	29,310	37,523	29,583	49,365

Total revenue	338,466	406,735	651,590	502,460	360,668

Compensation and benefits	223,192	273,994	383,277	295,307	223,788
General and administrative expenses	73,107	101,934	149,656	114,452	70,205
Out-of-pocket engagement expenses	23,029	25,759	36,710	30,562	29,029
Depreciation and amortization	16,161	17,482	26,874	13,228	9,196
Asset impairment and restructuring charges(1)	16,281	93,203
Non-recurring charges(2)					89,202

Operating income (loss)	(13,304)	(105,637)	55,073	48,911	(60,752)

Interest and other income (expense)	(9,333)	(6,083)	(3,278)	2,328	(275)
Provision for (benefit from) income taxes	2,040	(12,328)	22,443	21,938	6,928
Equity in earnings of unconsolidated subsidiaries	1,775	1,141	1,661	1,510	1,529

Net income (loss)	$(22,902)	$(98,251)	$31,013	$30,811	$(66,426)

Accretion on redeemable convertible preferred stock	852

Net income (loss) attributed to common shareholders	$(23,754)	$(98,251)	$31,013	$30,811	$(66,426)

Basic earnings (loss) per share	$(0.63)	$(2.62)	$0.83	$0.85	$(2.37)
Diluted earnings (loss) per share	$(0.63)	$(2.62)	$0.81	$0.82	$(2.37)
Basic weighted average common shares outstanding	37,576	37,547	37,266	36,086	28,086
Diluted weighted average common shares outstanding	37,576	37,547	38,478	37,680	28,086

Other Data:
Fee revenue by business segment:
Executive recruitment:
North America	$162,309	$195,522	$332,541	$261,791	$163,936
Europe	78,990	92,098	131,980	110,206	91,864
Asia/Pacific	33,523	37,546	52,146	47,554	33,979
South America	7,616	10,794	16,382	16,752	17,552

Total executive recruitment	282,438	335,960	533,049	436,303	307,331
Futurestep	32,674	40,079	76,335	36,574	3,972
JobDirect		1,386	4,683

Total fee revenue	$315,112	$377,425	$614,067	$472,877	$311,303

Number of offices (at period end)	75	85	103	102	69
Number of consultants (at period end)	462	524	663	583	414
Number of engagements	6,823	7,682	11,291	8,636	6,347

Selected Balance Sheet Data:
Cash and cash equivalents	$82,685	$66,128	$85,661	$83,653	111,739
Marketable securities, current			16,397	59,978	21,839
Working capital	72,673	25,610	51,211	78,470	112,927
Total assets	369,013	377,574	496,102	472,178	301,311
Total long-term debt	41,364	1,634	11,842	16,915	2,360
Mandatorily redeemable stock	9,606
Total shareholders’ equity	166,455	179,297	270,166	231,224	172,686

(1)

In response to deteriorating economic conditions encountered in the beginning of fiscal 2002, we developed a series of restructuring initiatives to address the cost structure and reposition ourselves to gain market share and take advantage of any potential economic upturn. As a result, we recognized asset impairment and restructuring charges of $93.2 million in fiscal 2002 comprised of (a) goodwill impairment for JobDirect of $28.9 million and for North America executive recruitment of $14.0 million, (b) other asset impairments of $15.1 million, (c) severance restructuring charge of $19.1 million, and (d) facilities restructuring charge of $16.1 million. In addition, we recognized $16.3 million of restructuring charges in fiscal 2003 comprised of (a) other asset impairment charge of $0.8 million, (b) severance restructuring charge of $5.3 million, (c) facilities restructuring charge of $11.8 million and (d) a $1.6 million gain recognized as a result of a litigation settlement.

(2)	In fiscal 1999, upon the completion of the initial public offering, we recognized a non-recurring compensation and benefits expense of $89.2 million, comprised of (a) $49.3 million representing the difference between the issuance price of the shares issued by us twelve months before the initial filing date of the Registration Statement and the fair market value of the shares at the date of grant, (b) $25.7 million from the completion of the redemption of certain shares of our capital stock, primarily the payment of additional redemption amounts to certain shareholders under the terms of a 1994 stock redemption agreement, and (c) $4.3 million from the payment of existing obligations to former holders of phantom units and stock appreciation rights. We also recognized non-recurring charges of $7.3 million related to costs, primarily severance and benefits expense, incurred to achieve operating efficiencies in fiscal 1999 and $2.6 million related to the resignation of the former President and Chief Executive Officer.

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

Overview

We are a premier executive recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), strategic management assessment and executive coaching. We have approximately 392 executive recruitment consultants and 70 Futurestep consultants based in nearly 70 cities across 36 countries. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2003 were for board level, chief executive and other senior executive positions and our 3,250 clients included approximately 40% of the Fortune 500 companies. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2003 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Based on deteriorating economic conditions in the beginning of fiscal 2002, we began developing a series of restructuring initiatives, to address our cost structure and to reposition ourselves to gain market share and take advantage of the eventual economic recovery. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service.

In August 2001, we announced the first of these business realignment initiatives. These initiatives reduced the workforce by approximately 30%, or over 850 employees. Such initiatives included consolidating back-office functions for Futurestep and executive recruitment, exiting the college recruitment market, and the write-off of other related assets and goodwill. These restructuring initiatives resulted in a total charge of $93.2 million and $16.3 million in fiscal 2002 and 2003, respectively.

In June 2003, we announced that we will continue to streamline our infrastructure and improve overall organization efficiencies. Near term activities will focus on the consolidation of Futurestep back-office functions, reduction of corporate and administrative overhead, and other adjustments to our cost base. As such, we expect to incur a charge of approximately $6 million to $8 million in the fiscal first quarter 2004 of which the majority will be in cash.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123, “Accounting for Stock-based Compensation”, to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. We have not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, we will adopt the additional interim disclosure provisions of SFAS 148.

In the current year, we have presented our segment operating results to reflect our business segments without allocations of corporate overhead. This presentation represents how management internally evaluates the operating performance of our business segments and gives a more meaningful picture of our business units’ performance. Accordingly, prior year operating results have been reclassified to reflect segment results on the same basis.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our consolidated financial statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    Management is required to establish policies and procedures to ensure that revenue is recorded for valid engagements, over the performance period and related costs are matched against such revenue. We provide recruitment services on a retained basis and generally bill clients in three monthly installments. Since the search is generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ.

Deferred Compensation.    Deferred compensation requires assumptions regarding participant data and discount rate that can significantly impact the liability and related cost on our balance sheet and statement of operations. Management engages an actuary to review these assumptions to ensure that they reflect the population and economics of our deferred compensation plans in all material respects. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our costs and liability.

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles to determine the carrying value of various assets. Our most significant assets that require management to prepare or obtain valuations are goodwill and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and net income (loss).

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Fiscal Year Ended April 30,
	2003	2002	2001
Fee revenue	100%	100%	100%
Compensation and benefits	71	73	62
General and administrative expenses	23	27	24
Out-of-pocket engagement expenses	7	7	6
Depreciation and amortization	5	5	4
Asset impairment and restructuring charges	5	25
Operating income (loss)	(4)	(28)	9
Net income (loss)	(7)	(26)	5

Excluding asset impairment and restructuring charges in fiscal 2002 and 2003 and, for comparability (under SFAS No. 142 “Goodwill and Other Intangible Assets”), goodwill amortization in fiscal 2001, operating income (loss) as a percentage of fee revenue is 1%, (3%) and 11% for the fiscal years ended April 30, 2003, 2002 and 2001, respectively. On this same basis, net income (loss) as a percentage of fee revenue is (2%), (1%) and 7% for the fiscal years ended April 30, 2003, 2002 and 2001, respectively.

The continued weakness in the global economy has resulted in decreases in fee revenue in all of our business lines and geographic regions in fiscal 2003 and 2002. This decline follows a 10-year period of double digit growth.

The following tables summarize the results of our operations by business segment:

	Fiscal Year Ended April 30,
	2003		2002		2001
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$162,309	52%	$195,522	52%	$332,541	54%
Europe	78,990	25	92,098	24	131,980	21
Asia/Pacific	33,523	11	37,546	10	52,146	9
South America	7,616	2	10,794	3	16,382	3

Total executive recruitment	282,438	90	335,960	89	533,049	87
Futurestep	32,674	10	40,079	11	76,335	12
JobDirect			1,386		4,683	1

Total fee revenue	315,112	100%	377,425	100%	614,067	100%
Reimbursed out-of-pocket engagement expenses	23,354		29,310		37,523

Total revenue	$338,466		$406,735		$651,590

	Fiscal Year Ended April 30,
	2003		2002		2001
	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(dollars in thousands)
Operating income (loss)
Executive recruitment:
North America	$17,422	11%	$5,790	3%	$87,605	26%
Europe	224	0	(7,656)	(8)	27,033	20
Asia/Pacific	2,039	6	1,469	4	9,285	18
South America	(602)	(8)	(752)	(7)	1,901	12

Total executive recruitment	19,083	7	(1,149)	(0)	125,824	24
Futurestep	(9,856)	(30)	(37,784)	(94)	(26,023)	(34)
JobDirect			(38,169)		(11,249)
Corporate(b)	(22,531)		(28,535)		(33,479)

Total operating income (loss)	$(13,304)	(4%)	$(105,637)	(28%)	$55,073	9%

	Fiscal Year Ended April 30,
	2003		2002		2001
	Dollars	Margin	Dollars	Margin	Dollars	Margin
	(dollars in thousands)
Operating income (loss) before asset impairment and restructuring charges and goodwill amortization (a)
Executive recruitment:
North America	$23,173	14%	$33,863	17%	$93,358	28%
Europe	5,567	7	(306)	(0)	28,899	22
Asia/Pacific	2,351	7	3,315	9	9,571	18
South America	(602)	(8)	(752)	(7)	1,901	12

Total executive recruitment	30,489	11	36,120	11	133,729	25
Futurestep	(4,481)	(14)	(15,361)	(38)	(23,983)	(31)
JobDirect			(5,833)		(9,668)
Corporate (b)	(23,031)		(27,360)		(33,479)

Total operating income (loss) before asset impairment and restructuring charges and goodwill amortization	$2,977	1%	$(12,434)	(3)%	$66,599	11%

(a)

Operating income (loss) before asset impairment and restructuring charges and goodwill amortization are non-GAAP financial measures and exclude asset impairment and restructuring charges of $16.3 million and $93.2 million in fiscal 2003 and 2002, respectively, as follows: $5.8 million and $28.1 million in North

America, $5.3 million and $7.4 million in Europe, $0.3 million and $1.8 million in Asia/Pacific, $5.4 million and $22.4 million in Futurestep, $0 and $32.3 million in JobDirect and $(0.5) million and $1.2 million in Corporate, respectively. Goodwill amortization was $11.5 million in fiscal 2001. The Company presents these amounts as alternative measures to the actual amounts. The Company uses these amounts to analyze its operating results since it believes that asset impairment and restructuring charges and goodwill amortization do not reflect, and make it difficult to compare, the Company’s ongoing operations year over year.

(b)	In the current year, we have presented the segment operating results to reflect our business segments without allocations of corporate overhead. Accordingly, we have reclassified prior year operating results to reflect our segment operating results on the same basis.

In the following comparative analysis, all percentages are calculated based on dollars in thousands.

Fiscal 2003 Compared to Fiscal 2002

Fee revenue

Fee revenue decreased $62.3 million, or 17%, to $315.1 million for fiscal 2003 from $377.4 million for fiscal 2002. The decrease in fee revenue was primarily a result of a decrease in demand reflecting weakness in the global economy throughout fiscal 2003.

Executive recruitment—All geographic regions reported lower fee revenue in fiscal 2003 compared to the prior year. North America experienced the largest decline in fee revenue of $33.2 million, or 17%, compared to prior fiscal year due to a 10% decrease in the number of engagements and a slight decrease in average fees. Europe reported fee revenue of $79.0 million, a decline of $13.1 million, or 14%, compared to prior year driven by a 17% decrease in the number of engagements while average fees remained constant.

Futurestep—Fee revenue decreased $7.4 million, or 18%, to $32.7 million in fiscal 2003 from $40.1 million in fiscal 2002 as we changed the focus of this business to be multiple recruiting project oriented. Of the total decrease in fee revenue, Europe declined $5.2 million, or 21%, and North America declined $2.3 million, or 23%. Fee revenue in Asia/Pacific remained fairly constant at $5.2 million in fiscal 2003.

JobDirect—In the third quarter of 2002, we decided to exit the college recruitment market and wind down JobDirect operations. JobDirect reported fee revenue of $1.4 million through December 31, 2001, the close of business. In fiscal 2002, we recognized impairment charges of $30.3 million and a restructuring charge of $2.0 million.

Compensation and Benefits

Compensation and benefits expense decreased $50.8 million, or 19%, to $223.2 million in fiscal 2003 from $274.0 million in fiscal 2002. Executive recruitment compensation and benefits costs decreased $33.9 million, or 15%, in the current fiscal year compared to the prior fiscal year. This decrease reflects a 13% reduction in our workforce in the current fiscal year and a 18% decrease in executive recruitment bonus expense primarily due to the decline in fee revenue. Executive recruitment compensation and benefits expense as a percentage of fee revenue remained constant at 66% in fiscal 2003 and 2002. Futurestep compensation and benefits expense declined $10.7 million, or 30%, to $24.6 million in fiscal 2003 from $35.3 million in fiscal 2002 reflecting a 21% decrease in Futurestep employees in the current fiscal year. As a percentage of fee revenue, Futurestep compensation and benefits expense slightly declined from 88% in fiscal 2002 to 75% in fiscal 2003. Corporate compensation and benefits expense declined $2.9 million, or 19%, in the current fiscal year compared to the prior fiscal year. This decrease reflects a 24% reduction in our workforce in the last half of the current fiscal year as well as gains recognized in the current fiscal year related to our Company Owned Life Insurance policies (COLI).

General and Administrative Expenses

General and administrative expenses decreased $28.8 million, or 28%, to $73.1 million in fiscal 2003 from $101.9 million in fiscal 2002. In executive recruitment, general and administrative expenses decreased $14.9 million, or 22%, primarily due to reduced facility costs as well as reduced bad debt expenses. As a percentage of fee revenue, general and administrative expenses slightly decreased to 19% in fiscal 2003 from 21% in fiscal 2002. Futurestep general and administrative expenses decreased $8.8 million, or 49%, mainly due to reduced office costs and professional and advertising expenses related to our ongoing cost reduction efforts. As a percentage of fee revenue, Futurestep general and administrative expenses decreased to 28% in current fiscal year from 45% in the prior fiscal year. Corporate general and administrative expenses decreased $1.5 million, or 13%, mainly due to the reduction of professional costs.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7%.

Operating income (loss)

Operating loss decreased $92.3 million to $13.3 million in the current fiscal year from $105.6 million in the prior fiscal year. Excluding restructuring and impairment charges of $16.3 million and $93.2 million in fiscal 2003 and 2002, respectively, operating income increased $15.4 million to $3.0 million in fiscal 2003. Executive recruitment operating income, on this same basis, decreased $5.6 million to $30.5 million in the current fiscal year from $36.1 million in the prior fiscal year. This decrease was primarily driven by the decrease in fee revenue partially offset by a decline in general and administrative expense and compensation and benefits expense. As a percentage of fee revenue, executive recruitment operating income was constant at 11%. Operating margins in North America, Asia/Pacific and South America declined and Europe operating margin increased.

Futurestep operating losses improved from $37.8 million in fiscal 2002 to $9.9 million in fiscal 2003. Excluding asset impairment and restructuring charges of $5.4 million in fiscal 2003 and $22.4 million in fiscal 2002, losses improved $10.9 million in the current fiscal year reflecting the reduced general and administrative expenses and compensation and benefits costs discussed above. The operating loss margin (excluding asset impairment and restructuring charges) improved to (14%) in fiscal 2003 compared to fiscal 2002 reflecting the larger percentage decrease in costs compared to fee revenue.

Interest Income and Other Income, Net

Interest income and other income, net includes interest income of $1.5 million and $2.4 million in fiscal 2003 and 2002, respectively. The decrease in interest income of $0.9 million is primarily due to lower average cash balances and lower interest rates compared to the prior fiscal year. The decrease in other income is primarily due to lower investment losses recognized in the current fiscal year.

Interest Expense

Interest expense increased $2.0 million in the current fiscal year to $10.5 million from $8.5 million in the prior fiscal year, primarily due to interest on our convertible debt issued in June 2002 as well as an increase in the average outstanding borrowings on the cash surrender value of COLI policies.

Provision for (Benefit From) Income Taxes

The provision for income taxes was $2.0 million in fiscal 2003 compared to a benefit of $12.3 million in fiscal 2002. The benefit received in the prior year reflects tax savings primarily as a result of restructuring charges not duplicated in the current year. Although we reported a pretax loss in the current period, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense. The effective tax rate was (9%) for fiscal 2003 and 11% for fiscal 2002.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings of the Mexico subsidiaries as a one-line adjustment to net income (loss). Equity in earnings was $1.8 million in fiscal 2003 and $1.1 million in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001

Fee Revenue

Fee revenue decreased $236.6 million, or 39%, to $377.4 million in fiscal 2002 from $614.1 million in fiscal 2001. The decrease in fee revenue was a result of a decrease in demand reflecting weakness in the global economy throughout fiscal 2002 compared to the prior year.

Executive Recruitment—All geographic regions reported lower fee revenue in fiscal 2002 compared to the prior fiscal year. North America experienced the largest decline in fee revenue of $137.0 million, or 41%, to $195.5 million in fiscal 2002, primarily due to a 42% decrease in the number of engagements while average fees remained constant. Europe reported fee revenue of $92.1 million, a decline of $40.0 million, or 30%, compared to the prior fiscal year primarily driven by a 36% decrease in the number of engagements while average fees increased slightly.

Futurestep—Fee revenue decreased $36.3 million, or 47%, to $40.1 million in fiscal 2002 from $76.3 million in fiscal 2001 across all geographic regions. Of the total decrease in fee revenue, North America declined $16.1 million, or 62%, Europe declined $15.8 million, or 39%, and Asia/Pacific declined $4.4 million, or 46%.

JobDirect—In the third quarter of 2002, we decided to exit the college recruitment market and wind down JobDirect operations. JobDirect reported fee revenue of $1.4 million through December 31, 2001, the close of business, compared to $4.7 million in fiscal 2001. In fiscal 2002, we recognized impairment charges of $30.3 million and a restructuring charge of $2.0 million.

Compensation and Benefits

Compensation and benefits expense decreased $109.3 million, or 29%, to $274.0 million in fiscal 2002 from $383.3 million in fiscal 2001. Executive recruitment compensation and benefits expense decreased $83.9 million, or 28%, in fiscal 2002 compared to fiscal 2001. This decrease reflects a 30% reduction in our workforce in the last half of fiscal 2002 and a 54% decrease in executive recruitment bonus expense primarily due to the decline in fee revenue. Executive recruitment compensation and benefits expense as a percentage of fee revenue increased to 66% in fiscal 2002 from 57% in fiscal 2001 primarily due to the decrease in fee revenue offset by a decrease in bonuses. Futurestep compensation and benefits expense declined $18.6 million, or 34%, compared to the prior fiscal year reflecting a 42% decrease in employees in the last half of fiscal 2002, largely in the United States. Corporate compensation and benefits expenses decreased $3.5 million, or 19%, to $15.1 million in fiscal 2002 from $18.6 million in fiscal 2001, primarily related to the decrease in bonus expense.

General and Administrative Expenses

General and administrative expenses decreased $47.7 million, or 32%, to $101.9 million in fiscal 2002 from $149.7 million in fiscal 2001. In executive recruitment, general and administrative expenses decreased $20.1 million, or 23%, due to a reduction of bad debt expenses, professional fees and reduced facilities costs resulting from the restructuring initiatives. As a percentage of fee revenue, executive recruitment general and administrative expenses increased to 21% in fiscal 2002 from 17% in fiscal 2001. Futurestep general and administrative expenses decreased $22.5 million, or 56%, mainly due to a reduction of advertising expenses, professional fees and bad debt expenses. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 45% in fiscal 2002 from 53% in the prior fiscal year. Corporate general and administrative expenses decreased $1.5 million, or 11%, to $11.5 million in fiscal 2002 from $12.9 million in fiscal 2001, primarily due to reduced professional and facilities costs.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. As a percentage of fee revenue, out-of-pocket engagement expenses slightly increase to 7% in fiscal 2002 from 6% in the prior year.

Operating income (loss)

Operating income decreased $160.7 million in fiscal 2002, to a loss of $105.6 million from a profit of $55.1 million in fiscal 2001. Excluding asset impairment and restructuring charges of $93.2 million in fiscal 2002 and goodwill amortization of $11.5 million in fiscal 2001, operating income decreased $79.0 million to a loss of $12.4 million in fiscal 2002. Executive recruitment operating income, on this same basis, decreased to $36.1 million, or 11% of fee revenue, from $133.7 million, or 25% of fee revenue, in fiscal 2001. This decrease was driven primarily by the decrease in fee revenue partially offset by a decline in general and administrative expense and compensation and benefits expense. Operating income declined in each region within executive recruitment with the largest dollar decreases in North America and Europe and margin decreases in Europe and South America.

Futurestep operating losses increased from $26.0 million in fiscal 2001 to $37.8 million in fiscal 2002, primarily as a result of decreased fee revenue and asset impairment and restructuring charges of $22.4 million in fiscal 2002. Excluding these restructuring charges and goodwill amortization in fiscal 2001 of $2.0 million, Futurestep operating loss improved $8.6 million, or 36%, reflecting the reduced compensation and benefits costs and general and administrative expenses discussed above. The operating loss margin however, excluding these charges, declined in fiscal 2002 from fiscal 2001 reflecting the larger percentage decrease in fee revenue compared to costs.

Interest Income and Other Income, Net

Interest income and other income, net includes interest income of $2.4 million and $4.4 million in fiscal 2002 and 2001, respectively. The decrease in interest income of $2.0 million is primarily due to lower average cash and marketable securities balances and lower interest rates in fiscal 2002. The slight increase in other income is primarily due to lower losses on the disposal of property in fiscal 2002 compared to fiscal 2001.

Interest Expense

Interest expense increased $1.1 million to $8.5 million in fiscal 2002 from $7.4 million in fiscal 2001. The increase is a result of increased average borrowings under our previous line of credit and an increase in the effective interest rate in fiscal 2002.

Provision for (Benefit From) Income Taxes

The benefit from income taxes was $12.3 million in fiscal 2002 compared to a provision of $22.4 million in fiscal 2001. The effective tax rate was 11% for fiscal 2002 and 43% for fiscal 2001.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings of the Mexico subsidiaries as a one-line adjustment to net income (loss). The decrease in equity in earnings of $0.6 million to $1.1 million in fiscal 2002 from $1.7 million in fiscal 2001 is primarily due to lower fee revenue in fiscal 2002.

Liquidity and Capital Resources

In June 2002, we closed a $50.0 million private placement with Friedman, Fleischer & Lowe, a San Francisco based private equity firm, comprised of $40.0 million 7.5% Convertible Subordinated Notes, $10.0 million 7.5% Convertible Series A Preferred Stock and warrants to purchase 272,727 shares of our common stock at an exercise price of $12 per share. Interest and dividends are payable semi-annually in either additional notes and preferred stock or cash, at our option, except for the first two years from the date of issuance during which 1% must be paid in cash. The notes and preferred stock are convertible into shares of our common stock at $10.25 per share which, if converted, would represent 4.9 million shares or 11.4% of our outstanding common stock. In December 2002, we paid $0.3 million of interest and dividends in cash.

We obtained a $30.0 million Senior Secured Revolving Credit Facility in February 2003. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of April 30, 2003, we had no outstanding balance on our credit facility. We had an available borrowing capacity of $15.7 million as of April 30, 2003, of which $5.7 million was assigned to letters of credit.

We believe that cash on hand, the credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements. However, adverse changes in our fee revenue could require us to further cut costs or obtain financing to meet our cash needs.

The following table sets forth our obligations and commitments to make future payments under contracts and other commitments. In addition to the amounts set forth below, we have contingent commitments under certain employment agreements that are payable only upon termination of employment.

	Payments due by period
Contractual Obligations	Total	2004	2005-2006	2007-2008	After 2008
	(dollars in thousands)
Lease commitments	$88,546	$21,400	$32,075	$20,025	$15,046
Long-term debt	46,463	5,099			41,364

The following table presents selected financial information:

	As of April 30,
	2003	2002	2001
	(dollars in thousands)
Cash and cash equivalents	$82,685	$66,128	$85,661
Working capital	72,673	25,610	51,211
Total long-term debt	41,364	1,634	11,842

The increase in our working capital of $47.1 million in fiscal 2003 compared to the prior fiscal year is primarily due to the increase in cash as a result of the issuance of our convertible securities and the elimination of our previous credit facility borrowings in the current year. Changes in other current assets, primarily a decrease in receivables of $8.2 million and a decrease of $17.5 million primarily related to income tax receivables, were offset by changes in other current liabilities, primarily a decrease in notes payable of $7.7 million, a decrease in compensation and benefits payable of $2.0 million and a decrease in other accrued liabilities of $8.9 million. The decrease in working capital of $25.6 million in fiscal 2002 compared to fiscal 2001 was primarily due to a decrease in cash as a result of operating losses and restructuring costs paid in fiscal 2002.

Cash provided by operating activities was $24.5 million in fiscal 2003. In fiscal 2002, cash used by operating activities was $59.5 million primarily as a result of a $93.2 million restructuring charge. Cash provided by operating activities was $63.8 million in fiscal 2001.

Cash used by investing activities was $10.4 million for fiscal 2003, $2.5 million for fiscal 2002 and $55.7 million for fiscal 2001. In fiscal 2003, cash used in investing activities was comprised of $6.9 million of premiums on COLI and $3.5 million of capital expenditures. In fiscal 2002, cash used by investing activities was comprised of capital expenditures of $8.5 million and premiums on COLI of $9.5 million offset by $16.4 million received from the sale of marketable securities. In fiscal 2001, cash used by investing activities primarily included $44.5 million for business acquisitions, $12.6 million for the purchase of equity investments and $33.9 million of capital expenditures offset by net sales of marketable securities of $61.1 million.

Capital expenditures totaled $3.5 million, $8.5 million and $33.9 million for fiscal 2003, 2002 and 2001, respectively. These expenditures primarily consisted of systems hardware and software costs, upgrades to information systems and leasehold improvements. The decrease in fiscal 2003 of $5.0 million compared to fiscal 2002 and the decrease of $25.4 million in fiscal 2002 over fiscal year 2001, reflects our reduced spending efforts.

Cash provided by (used in) financing activities was $5.6 million, $44.1 million and ($2.3) million in fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, we received proceeds of $45.6 million from the issuance of convertible securities and paid our net outstanding borrowings of $39.0 million from our previous credit facility. In addition, we made payments on shareholder acquisition notes of $9.5 million and received funds from borrowings under COLI policies, primarily for the related premiums, of $8.7 million. In fiscal 2002, we had net borrowings of $39.0 million on our previous credit facility and $11.7 million on our COLI policies offset by payments on shareholder acquisition notes of $9.4 million. In fiscal 2001, we made payments of $14.2 million on shareholder acquisition notes and received proceeds from the issuance of common stock of $10.3 million, including proceeds from stock options exercised of $5.9 million.

Total outstanding borrowings under COLI policies were $66.5 million, $59.9 million and $47.9 million as of April 30, 2003, 2002 and 2001, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $119.7 million, $112.9 million and $102.3 million as of April 30, 2003, 2002 and 2001, respectively. At April 30, 2003, the net cash value of these policies was $53.2 million of which $44.0 million is held in trust limiting our ability to borrow to pay premiums on these policies.

Quarterly Results

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2003 and 2002. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2003				Fiscal 2002(1)
	July 31	Oct. 31(1)	Jan. 31	April 30	July 31	Oct. 31	Jan. 31	April 30
	(dollars in thousands, except per share amounts)
Fee revenue	$83,950	$79,572	$75,536	$76,054	$105,535	$99,260	$86,698	$85,932
Operating income (loss)	1,310	(15,939)	183	1,142	(54,783)	(36,752)	(3,482)	(10,620)
Net loss(2)	(583)	(18,017)	(2,559)	(1,743)	(46,859)	(30,867)	(7,253)	(13,272)
Net loss attributed to common shareholders	(708)	(18,259)	(2,804)	(1,984)	(46,859)	(30,867)	(7,253)	(13,272)
Net loss per share
Basic	(0.02)	(0.48)	(0.07)	(0.05)	(1.25)	(0.82)	(0.19)	(0.35)
Diluted	(0.02)	(0.48)	(0.07)	(0.05)	(1.25)	(0.82)	(0.19)	(0.35)

(1)

We recognized asset impairment and restructuring charges of $16,281 in the second quarter of 2003 comprised of (a) $5,273 of severance restructuring costs, (b) $11,788 of facilities restructuring costs,

(c) $798 related to the write-down of related assets, primarily property and equipment, offset by (d) a gain of $1,578 related to a litigation settlement of a former subsidiary. We recognized asset impairment and restructuring charges of $49,428, $34,839, $0, and $8,936 in fiscal quarters of 2002, respectively, comprised of (a) $42,926 of goodwill impairment charges, (b) $15,053 for the impairment of other assets, primarily property and equipment and other investments, (c) $19,102 of severance restructuring costs, and (d) $16,122 of facilities restructuring costs.

(2)	Net income (loss), excluding asset impairment and restructuring charges would have been ($1,736) for the second quarter of fiscal 2003 and $2,616, $1,536, $7,253 and $4,336 for fiscal 2002, respectively.

Recently Issued Accounting Standards

In May 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” The adoption of SFAS No. 144 did not have an impact on our financial position or results of our operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for costs associated with an exit or disposal activity, including certain restructuring costs, be recognized and measured initially at fair value when the liability is incurred. Previously, these liabilities were recognized at the date an entity committed to a plan and measurement at fair value was not required. This statement is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on our financial position or results of our operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, effective as of the first interim period beginning after June 15, 2003. The impact upon adoption of this standard is not expected to have a material impact on the results of our operations or our financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company will adopt this Statement in the first quarter of fiscal 2004, and our convertible mandatorily redeemable preferred stock will be classified as a liability.

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In fiscal 2003, 2002 and 2001, we recognized foreign currency (gains) losses, after income taxes, of ($0.3) million, ($0.2) million and $0.6 million, respectively, primarily related to our Europe operations. Realization of translation gains or losses due to the translation of inter-company payables denominated in U.S. dollars is mitigated through the timing of repayment of these inter-company borrowings.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of April 30, 2003, we had no outstanding balance on our credit facility. We have $66.5 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2003 bearing interest primarily at variable rates payable at least annually.

We have notes payable due to shareholders of $5.1 million resulting from business acquisitions in fiscal 2000 and 2001, at rates ranging from 5.2% to 7.0%. In June 2002, we issued $40.0 million of 7.5% Convertible Debt and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if outstanding on June 13, 2010. The Convertible Debt approximates fair value at April 30, 2003.

Item 8.    Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director—Class 2004,” “Nominees for Director—Class 2005,” “Nominees for Directors—Class 2006” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our fiscal 2003 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this report.

Item 11.    Executive Compensation

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-end Option Values” and “Employment Agreements” in our fiscal 2003 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our fiscal 2003 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our fiscal 2003 Proxy Statement, and is incorporated herein by reference.

Item 14.    Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934) are effective.

(b)  Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

Page
1.	Index to Financial Statements:

	See Consolidated Financial Statements included as part of this Form 10-K	F-1

2.	Financial Statement Schedules

	Schedule II—Valuation and Qualifying Accounts	F-32

3.	Exhibits:

Exhibit Number		Description of Exhibit

3.1		Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2		Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3		Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

4.1		Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), and incorporated herein by reference.

4.2		Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

4.3		Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

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

10.1	*

Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.2	*

Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement of Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.3	*

Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.4	*

Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.5	*

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

10.9*		Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.10	*

Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.11	*

Employment Agreement between the Company and Paul C. Reilly, dated May 24, 2001, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, dated July 30, 2001, and incorporated herein by reference.

10.12	*

Amendment to Employment Agreement between the Company and Paul C. Reilly, dated December 1, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated December 17, 2001, and incorporated herein by reference.

10.13	*	Second Amendment to Employment Agreement between the Company and Paul C. Reilly, dated July 1, 2003.

10.14	*	Letter from the Company to Paul C. Reilly, dated June 6, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated December 17, 2001, and incorporated herein by reference.

10.15	*

Employment Agreement between the Company and Windle B. Priem, dated June 30, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated September 14, 2001, and incorporated herein by reference.

10.16	*

Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, dated July 31, 2000 and incorporated herein by reference.

10.17	*

Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, dated March 19, 2001 and incorporated herein by reference.

10.18

Loan agreement, dated as of February 14, 2003, among Korn/Ferry International, the lenders thereto and Wells Fargo Bank, N.A. as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2003, and incorporated herein by reference.

10.19	*	Performance Award Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.20	*	Amendments to Performance Award Plan, filed as Exhibit 10.4 on the Company’s Annual Report on Form 10-K, dated July 30, 2001, and incorporated herein by reference.

10.21	*	Amendments to Performance Award Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.22	*	Amendments to Performance Award Plan.

Exhibit Number		Description of Exhibit

10.23

Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

10.24	*

Letter from the Company to James E. Boone, dated February 28, 1995, filed as an Exhibit 10.27 to the Company’s Amended Annual Report on Form 10-K/A, dated August 12, 2002, and incorporated herein by reference.

10.25	*

Employment Agreement between the Company and James E. Boone, dated May 1, 1995, filed as an Exhibit 10.28 to the Company’s Amended Annual Report on Form 10-K/A, dated August 12, 2002, and incorporated herein by reference.

10.26	*

Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as an Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, dated August 12, 2002, and incorporated herein by reference.

10.27	*

Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as an Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, dated August 12, 2002, and incorporated herein by reference.

10.28	*

Employment Agreement between the Company and Robert H. McNabb, dated December 7, 2001, filed as an Exhibit 10.31 to the Company’s Amended Annual Report on Form 10-K/A, dated August 12, 2002, and incorporated herein by reference.

10.29	**	Employee Stock Purchase Plan.

21.1		Subsidiaries of Korn/Ferry International.

23.1		Consent of Ernst & Young, LLP, Independent Auditors.

24.1		Power of Attorney (contained on signature page).

*	Management contract, compensatory plan or arrangement.
**	The Employee Stock Purchase Plan is subject to stockholder approval at our annual meeting to be held September 10, 2003.

(b) REPORTS ON FORM 8-K.

On June 19, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated June 18, 2003, reporting our results of operations and financial condition for fiscal fourth quarter and year-ended April 30, 2003.

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

Signature	Title	Date

/s/ PAUL C. REILLY Paul C. Reilly	Chairman of the Board and Chief Executive Officer	July 18, 2003

/s/ GARY D. BURNISON Gary D. Burnison	Chief Financial Officer, and Executive Vice President (Principal Financial Officer)	July 18, 2003

/s/ JAMES E. BARLETT James E. Barlett	Director	July 18, 2003

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	July 18, 2003

/s/ SPENCER C. FLEISCHER Spencer C. Fleischer	Director	July 18, 2003

/s/ SAKIE FUKUSHIMA Sakie Fukushima	Director	July 18, 2003

Signature	Title	Date

/s/ PATTI S. HART Patti S. Hart	Director	July 18, 2003

/s/ DAVID L. LOWE David L. Lowe	Director	July 18, 2003

/s/ CHARLES D. MILLER Charles D. Miller	Director	July 18, 2003

/s/ EDWARD D. MILLER Edward D. Miller	Director	July 18, 2003

/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	July 18, 2003

/s/ MARK THOMPSON Mark Thompson	Director	July 18, 2003

CERTIFICATIONS

I, Paul C. Reilly, certify that:

1.	I have reviewed this annual report on Form 10-K of Korn/Ferry International;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ PAUL C. REILLY
Name:	Paul C. Reilly
Title:	Chairman and Chief Executive Officer

Date:  July 18, 2003

I, Gary D. Burnison, certify that:

1.	I have reviewed this annual report on Form 10-K of Korn/Ferry International;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GARY D. BURNISON
Name:	Gary D. Burnison
Title:	Chief Financial Officer and Executive Vice President

Date:  July 18, 2003

Note: All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES (the “Company”), as of April 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the two years then ended. Our audit also included the financial statement schedule for the two years ended April 30, 2003 included in the index at Item 15 (a). The consolidated financial statements and schedule of the Company for the year ended April 30, 2001, included in the index at Item 15 (a), were audited by other auditors whose report dated June 11, 2001, expressed an unqualified opinion on those statements and schedule prior to the restatement described in Note 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KORN/FERRY INTERNATIONAL AND SUBSIDIARIES as of April 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of the Company for the year ended April 30, 2001, were audited by other auditors who have ceased operations. As described in Note 15, these consolidated financial statements have been restated to reflect the Company’s investment in its Mexico subsidiaries on the equity method of accounting. Previously, these subsidiaries were included in the consolidated financial statements as consolidated subsidiaries. We audited the adjustments that were applied to restate the disclosures reflected in Note 15 with respect to fiscal 2001, and the adjustments that were applied to the schedule for the year ended April 2001. Our procedures principally consisted of the following: (i) examining evidence of the appropriateness of the equity method of accounting for the investment in the Mexico subsidiaries, (ii) agreeing the adjustment amounts for Mexico subsidiaries to the Company’s consolidating financial statements obtained from management and (iii) testing the mathematical accuracy in computing the restated consolidated financial statement amounts reflected in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 consolidated financial statements and schedule of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements and schedule taken as a whole.

/s/    ERNST & YOUNG LLP

Los Angeles, California

May 27, 2003, except Note 6 which date is June 2, 2003

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

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California

June 11, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE FINANCIAL STATEMENTS REFERRED TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT TO ACCOUNT FOR KORN/FERRY INTERNATIONAL’S INVESTMENT IN ITS MEXICO SUBSIDIARIES UNDER THE EQUITY METHOD INSTEAD OF THE CONSOLIDATION METHOD. (SEE NOTE 15). THE RESTATEMENT ADJUSTMENTS HAVE BEEN REPORTED ON BY ERNST & YOUNG LLP.

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

/s/    ARTHUR ANDERSEN LLP

Los Angeles, California

June 11, 2001

THIS IS A COPY OF AN ACCOUNTANTS’ REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE FINANCIAL STATEMENTS REFERRED TO IN THIS REPORT HAVE BEEN RESTATED SUBSEQUENT TO THE DATE OF THE REPORT TO ACCOUNT FOR KORN/FERRY INTERNATIONAL’S INVESTMENT IN ITS MEXICO SUBSIDIARIES UNDER THE EQUITY METHOD INSTEAD OF THE CONSOLIDATION METHOD. (SEE NOTE 15). THE RESTATEMENT ADJUSTMENTS HAVE BEEN REPORTED ON BY ERNST & YOUNG LLP.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30,
	2003	2002
ASSETS
Cash and cash equivalents	$82,685	$66,128
Receivables due from clients, net of allowance for doubtful accounts of $7,199 and $7,767	46,737	54,960
Income tax and other receivables	12,648	30,140
Deferred income taxes	9,162	10,336
Prepaid expenses	10,403	10,331

Total current assets	161,635	171,895

Property and equipment, net	27,698	40,248
Cash surrender value of company owned life insurance policies, net of loans	53,143	53,048
Deferred income taxes	23,897	21,794
Goodwill	94,729	85,346
Other intangibles, net of accumulated amortization of $5,402 and $4,103	220	396
Deferred financing costs, investments and other	7,691	4,847

Total assets	$369,013	$377,574

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$5,099	$12,818
Borrowings under credit facility		39,000
Accounts payable	8,651	8,319
Compensation and benefits payable	52,206	54,221
Other accrued liabilities	23,006	31,927

Total current liabilities	88,962	146,285

Deferred compensation and other retirement plans	49,944	44,806
Long-term debt	41,364	1,634
Other	12,682	5,552

Total liabilities	192,952	198,277

7.5 % Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $10,100	9,606

Shareholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 38,642 and 38,587 shares issued and 37,590 and 37,869 shares outstanding	302,021	301,488
Retained earnings (deficit)	(126,607)	(102,853)
Unearned restricted stock compensation	(1,560)	(2,988)
Accumulated other comprehensive loss	(6,044)	(14,101)

Shareholders’ equity	167,810	181,546
Less: Notes receivable from shareholders	(1,355)	(2,249)

Total shareholders’ equity	166,455	179,297

Total liabilities and shareholders’ equity	$369,013	$377,574

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2003	2002	2001
Fee revenue.	$315,112	$377,425	$614,067
Reimbursed out-of-pocket engagement expenses	23,354	29,310	37,523

Revenue	338,466	406,735	651,590

Compensation and benefits.	223,192	273,994	383,277
General and administrative expenses.	73,107	101,934	149,656
Out-of-pocket engagement expenses	23,029	25,759	36,710
Depreciation and amortization	16,161	17,482	26,874
Asset impairment and restructuring charges	16,281	50,277
Goodwill impairment charges		42,926

Total operating expenses	351,770	512,372	596,517

Operating income (loss)	(13,304)	(105,637)	55,073

Interest income and other income, net	1,189	2,438	4,122
Interest expense	10,522	8,521	7,400

Income (loss) before provision for (benefit from) income taxes and equity in earnings of unconsolidated subsidiaries	(22,637)	(111,720)	51,795

Provision for (benefit from) income taxes	2,040	(12,328)	22,443
Equity in earnings of unconsolidated subsidiaries	1,775	1,141	1,661

Net income (loss)	$(22,902)	$(98,251)	$31,013

Accretion on redeemable convertible preferred stock	852

Net income (loss) attributed to common shareholders	$(23,754)	$(98,251)	$31,013

Basic earnings (loss) per common share	$(0.63)	$(2.62)	$0.83

Basic weighted average common shares outstanding	37,576	37,547	37,266

Diluted earnings (loss) per common share	$(0.63)	$(2.62)	$0.81

Diluted weighted average common shares outstanding	37,576	37,547	38,478

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock	Retained Earnings (Deficit)	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity	Comprehensive Income (Loss)
Balance as of April 30, 2000	$283,277	$(35,615)		$(7,300)	$240,362
Purchase of stock	(118)				(118)
Issuance of stock	12,910				12,910
Comprehensive income:
Net income		31,013			31,013	$31,013
Foreign currency translation adjustments				(6,336)	(6,336)	(6,336)
Unrealized loss on investment, net of tax benefit of $2,145				(2,962)	(2,962)	(2,962)

Comprehensive income						$21,715

Balance as of April 30, 2001	296,069	(4,602)		(16,598)	274,869
Purchase of stock	(376)				(376)
Issuance of stock	1,655				1,655
Issuance of restricted stock	4,923		$(4,921)		2
Forfeiture of restricted stock	(783)		783
Amortization of unearned restricted stock compensation			1,150		1,150
Comprehensive loss:
Net loss		(98,251)			(98,251)	$(98,251)
Foreign currency translation adjustments				(465)	(465)	(465)
Reclassification adjustment for losses realized on investment, net of tax benefit of $2,145				2,962	2,962	2,962

Comprehensive loss						$(95,754)

Balance as of April 30, 2002	301,488	(102,853)	(2,988)	(14,101)	181,546
Purchase of stock	(1,115)				(1,115)
Issuance of stock	151				151
Issuance of restricted stock	335		(335)
Forfeiture of restricted stock	(321)		321
Amortization of unearned restricted stock compensation			1,442		1,442
Variable stock-based compensation	23				23
Issuance of warrants	1,460				1,460
Accretion of mandatory redemption value of preferred stock		(852)			(852)
Comprehensive loss:
Net loss		(22,902)			(22,902)	$(22,902)
Foreign currency translation adjustments				8,057	8,057	8,057

Comprehensive loss						$(14,845)

Balance as of April 30, 2003	$302,021	$(126,607)	$(1,560)	$(6,044)	$167,810

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2003	2002	2001
Cash from operating activities:
Net income (loss)	$(22,902)	$(98,251)	$31,013
Adjustments to reconcile net income (loss) to net cash provided by (used in) provided by operating activities:
Depreciation	14,862	16,533	14,712
Amortization of goodwill			11,526
Amortization of intangible assets	1,299	949	637
Amortization of note payable discount	244	467	724
Interest paid in kind and amortization on convertible debt	3,051
(Gain) loss on disposition of property and equipment	(15)	63	651
Unrealized loss on marketable securities and other assets	587	946
Provision for doubtful accounts	5,846	10,853	22,581
Cash surrender value (gains) losses and benefits in excess of premiums paid	(1,943)	(806)	2,270
Deferred income tax (benefit) provision	(2,103)	1,003	(4,220)
Tax benefit from exercise of stock options		188	2,779
Asset impairment charges	1,113	57,730
Restructuring charges	1,554	5,543
Restricted stock compensation	1,294	1,152
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	5,138	3,284	4,039
Receivables	20,808	5,160	(14,893)
Prepaid expenses	(72)	(147)	(2,458)
Investment in unconsolidated subsidiaries	(625)	(769)	726
Income taxes	468	(3,903)	2,298
Accounts payable and accrued liabilities	(10,666)	(60,948)	(9,056)
Other	6,557	1,434	519

Net cash provided by (used in) operating activities	24,495	(59,519)	63,848

Cash from investing activities:
Purchase of property and equipment	(3,455)	(8,539)	(33,854)
Purchase of marketable securities			(16,397)
Sale of marketable securities		16,397	61,107
Business acquisitions, net of cash acquired		(834)	(44,488)
Premiums on life insurance, net of benefits received	(6,942)	(9,543)	(9,485)
Purchase of investments			(12,570)

Net cash used in investing activities	(10,397)	(2,519)	(55,687)

Cash from financing activities:
Issuance of convertible debt, preferred stock and warrants, net	45,628
Net (repayments) borrowings on previous credit facility	(39,000)	39,000	(1,365)
Payment of shareholder acquisition notes	(9,528)	(9,449)	(14,200)
Net borrowings under life insurance policies	8,729	11,662	3,486
Purchase of common stock and payment of related notes	(1,115)	(532)	(533)
Issuance of common stock and receipts on shareholders’ notes	894	3,462	10,287

Net cash provided by (used in) financing activities	5,608	44,143	(2,325)

Effect of exchange rate changes on cash flows	(3,149)	(1,638)	(3,828)

Net increase (decrease) in cash and cash equivalents	16,557	(19,533)	2,008
Cash and cash equivalents at beginning of the year	66,128	85,661	83,653

Cash and cash equivalents at end of the year	$82,685	$66,128	$85,661

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2003

(dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International (“KFY” or the “Company”), a Delaware corporation, and its subsidiaries are engaged in the business of providing executive recruitment, technology enhanced middle-management recruitment, through Futurestep, and consulting and related services globally on a retained basis.

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Investments in companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investment is publicly traded or if the investment is not publicly traded, then the investment is accounted for at cost. Dividends and other distributions of earnings from both market-value and cost-method investments are included in other income when declared. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income (loss) until the investment is sold or an unrealized loss is no longer considered temporary, at which time the realized or recognized gain or loss is included in income or expense.

In fiscal 2002, the Company believed that the loss related to a publicly traded investment was no longer temporary and reclassified a loss of $2,962, net of a tax benefit of $2,145, from other comprehensive loss to net income (loss). This loss is included in asset impairment charge of $6,264 (see Note 4). The Company recognized an additional unrealized holding loss on this investment of $640 and $946 in fiscal 2003 and 2002, respectively, included in other income.

Basis of Presentation

The accounting and reporting policies of the Company conform with accounting practices generally accepted in the United States and prevailing practice within the industry.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition (discussed below), deferred compensation (see Note 6) and evaluation of the carrying value of goodwill and deferred income taxes (discussed below and Note 7).

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, middle-management recruitment, consulting and related services performed on a retained basis. Fee

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

revenue from recruitment activities is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments commencing in the month of a client’s acceptance of the contract. Fees earned in excess of the initial contract amount are billed at completion of the engagement.

In November 2001, the Financial Accounting Standards Board (“FASB”) issued Topic No. D-13, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” that requires presentation of reimbursements received for “out-of-pocket” expenses as revenue and the related expenses as expense in the statement of operations. This topic issued as Emerging Issues Task Force Issue No. 01-14 (EITF No. 01-14), is effective for reporting periods beginning after December 15, 2001 and requires prior period results to be reclassified to conform to the new presentation. The Company implemented this guidance effective May 1, 2002. Accordingly, prior year results reflect the reclassification of “out-of-pocket” expenses, primarily candidate travel expenses, previously reported as a reduction in revenue, to expense. There was no impact on operating income, net income, EPS or cash flow as a result of the reclassification.

Goodwill and Other Intangibles

Goodwill represents the excess of the acquisition cost over the net assets acquired in business combinations. Goodwill is recorded net of accumulated depreciation through April 30, 2001. Other intangibles arising from business acquisitions include contractual obligations contingent upon future performance that are amortized on a straight-line basis over the contractual period. Other intangibles are recorded net of accumulated amortization.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective May 1, 2001, goodwill is no longer amortized, but is subject to periodic impairment tests. The Company assesses whether goodwill is impaired at least annually using the two-step process. This assessment was made as of April 30, 2003 and no impairment was indicated.

Stock Based Compensation

The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), as all options granted under the plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123, “Accounting for Stock-based Compensation”, to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current earnings. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, the Company will adopt the additional interim disclosure provisions required by SFAS 148.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Fiscal Year Ended April 30,
	2003	2002	2001
Net income (loss) attributed to common shareholders, as reported	$(23,754)	$(98,251)	$31,013
Stock-based employee compensation charges, net of related tax effects:
Determined under the intrinsic-value based method	23
Determined under the fair-value based method	(21,256)	(24,069)	(21,134)

Net income (loss ) attributed to common shareholders As adjusted	$(44,987)	$(122,320)	$9,879

Basic EPS
As reported	(0.63)	(2.62)	0.83
Pro forma	(1.20)	(3.26)	0.27
Dilutive EPS
As reported	(0.63)	(2.62)	0.81
Pro forma	(1.20)	(3.26)	0.26

The weighted average fair value of options granted in fiscal 2003, 2002 and 2001 was $5.09, $8.61 and $16.49, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

	Fiscal Year Ended April 30,
	2003	2002	2001
Expected stock volatility	66.2%	66.5%	64.5%
Risk-free interest rate	3.76%	5.14%	5.37%
Expected option life (in years)	7.50	7.50	7.50

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate in management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

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

Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Net foreign currency transaction and translation (gains) losses, on an after tax basis, included in net income (loss), were ($252), ($246) and $646 in fiscal 2003, 2002 and 2001, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

Cash Flows

Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase.

Net cash from operating activities includes cash payments for interest of $7,056, $8,324 and $7,401 in fiscal 2003, 2002 and 2001, respectively. Cash payments for income taxes, net of refunds, amounted to ($17,263), $7,908, and $24,222 in fiscal 2003, 2002 and 2001, respectively.

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

Marketable Securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates this classification at each balance sheet date. At April 30, 2003 and 2002, we had no investments in marketable securities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of customers and their dispersion across many different industries and countries worldwide.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 6.

New Accounting Pronouncements

In May 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived assets to be Disposed Of.” The adoption of SFAS No. 144 did not have an impact on the Company’s financial position or results of operations.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

value was not required. This statement is effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have a significant impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, effective as of the first interim period beginning after June 15, 2003. The impact upon adoption of the standard is not expected to have a material impact on the results of operations or the financial position of the Company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003; including all financial instruments created or modified after May 31, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company will adopt this Statement in the first quarter of fiscal 2004 where convertible mandatorily redeemable preferred stock will be classified as a liability.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the current year presentation.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

2.    Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common and common equivalent share (“diluted EPS”) reflects the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income (loss) attributed to common shareholders by the weighted average number of shares of common stock outstanding and dilutive common equivalent shares. The following is a reconciliation of the numerator (income or loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Fiscal Year Ended April 30,
	2003			2002			2001
	(Loss)	Weighted Average Shares	Per Share Amount	(Loss)	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income (loss)	$(22,902)			$(98,251)			$31,013
Accretion on redeemable convertible preferred stock	852

Net income (loss) attributed to common shareholders	$(23,754)	37,576	$(0.63)	$(98,251)	37,547	$(2.62)	$31,013	37,266	$0.83

Effect of dilutive securities
Convertible debt
Convertible preferred stock
Stock options								942
Warrants
Restricted stock
Shareholder common stock purchase commitments								270

Diluted EPS
Net income (loss) attributed to common shareholders plus dilutive common equivalent Shares	$(23,754)	37,576	$(0.63)	$(98,251)	37,547	$(2.62)	$31,013	38,478	$0.81

For the fiscal years ended April 30, 2003 and 2002, assumed exercises or conversions have been excluded in computing the diluted earnings per share since there were net losses for the years and their inclusion would be anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The following table adjusts net income (loss) and earnings (loss) per share for the impact of the implementation in fiscal 2002 of SFAS No. 142, “Goodwill and Other Intangible Assets”:

	Year Ended April 30,
	2002	2001
Net income (loss)
Reported net income (loss)	$(98,251)	$31,013
Add back: goodwill amortization		11,526

Adjusted net income (loss)	$(98,251)	$42,539

Basic earnings (loss) per share
Reported net income (loss)	$(2.62)	$0.83
Goodwill amortization		0.31

Adjusted net income (loss)	$(2.62)	$1.14

Diluted earnings (loss) per share
Reported net income (loss)	$(2.62)	$0.81
Goodwill amortization		0.30

Adjusted net income (loss)	$(2.62)	$1.11

3.    Shareholders’ Equity

The maximum number of shares of common stock reserved for issuance is thirteen million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or stock appreciation rights (“SARS”). Option grants to officers, non-employee directors and other key employees generally vest over a three to five year period and generally expire ten years from the date of grant. Stock options are granted at a price that is equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of shares generally determined by the employee’s performance level. In addition, certain management typically receive a stock option grant upon commencement of employment.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The status of stock options and SARs issued under the Company’s performance award plans are summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at April 30, 2000	3,829	$16.40
Granted	4,125	23.71
Exercised	(429)	13.65
Canceled/forfeited	(466)	20.47

Outstanding at April 30, 2001	7,059	$20.66
Granted	2,176	15.79
Exercised	(74)	13.70
Canceled/forfeited	(1,139)	22.03
Canceled subject to exchange	(3,581)	22.03

Outstanding at April 30, 2002	4,441	$16.94
Granted	2,745	7.43
Granted subject to exchange	1,418	7.38
Canceled/forfeited	(888)	14.03

Outstanding at April 30, 2003	7,716	$12.13

Included in the table above are 118,385 SARs outstanding as of April 30, 2003 with a weighted average strike price of $11.04.

In March 2002, the Company accepted for exchange 3,580,641 options and SARs relating to shares of the Company’s common stock. Subject to the terms and conditions of the exchange offer, the Company issued replacement options and SARs of 1,418,024 shares of the Company’s common stock to 347 option and SAR holders that participated in the exchange in September 2002, six months and one day after the options were canceled.

Summary information about the Company’s stock options and SARs outstanding at April 30, 2003 is presented in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 4/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Excerciseable as of 4/30/03	Weighted Average Exercise Price
$6.16–$7.38	3,665,000	8.6 Years	$7.36	501,000	$7.32
$7.38–$14.00	1,910,000	4.6 Years	$13.16	1,720,000	$13.60
$14.00–$42.00	2,141,000	7.1 Years	$19.36	1,108,000	$21.11

	7,716,000	7.2 Years	$12.13	3,329,000	$15.15

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The status of the Company’s restricted common stock is summarized below:

Number of Shares
Fiscal year 2002 issuances	310,333
Canceled/forfeited	(51,333)

Outstanding at April 30, 2002	259,000
Fiscal year 2003 issuances	45,000
Vested	(86,347)
Canceled/forfeited	(19,999)

Outstanding at April 30, 2003	197,654

Compensation expense related to these awards is charged to income (loss) on a straight-line basis over the 3 year vesting period and totaled $1,294 and $1,152 for the fiscal years ending April 30, 2003 and 2002, respectively.

As of April 30, 2003, Futurestep had options and SARs outstanding of 660,470. All awards have been granted at an estimate of the fair value on the date of grant, as determined by the Futurestep Board of Directors. The maximum number of shares which may be awarded under the Futurestep Performance Award Plan is 3,500,000. In May 2003, the Company completed the buyout of Futurestep minority shareholders (see Note 14). In conjunction with this transaction, the Company canceled all outstanding Futurestep stock options and SARs.

4.    Asset Impairment and Restructuring Charges

Based on deteriorating economic conditions the Company encountered in the beginning of fiscal 2002, the Company began developing a series of restructuring initiatives to address the cost structure and to reposition the enterprise to gain market share and take advantage of any potential economic up-trend. The immediate goals of these restructuring initiatives were to reduce losses, preserve top employees and maintain high standards of client service.

In 2001, the Board began approving a series of business realignment initiatives designed to reduce the work force by nearly 30%, or over 850 employees. Such initiatives included consolidating back-office functions of Futurestep and executive recruitment, exiting the college recruitment market, discontinuing the operations of JobDirect and the write-down of other related assets and goodwill. These restructuring initiatives resulted in a total charge of $93,203 and $16,281 against operating results in fiscal 2002 and 2003, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

Operating results include asset impairment and restructuring charges related to the following business segments:

	For the year ended April 30, 2003
	Asset Impairment	Restructuring
	Other	Severance	Facilities	Total
Executive recruitment
North America	$109	$2,313	$3,329	$5,751
Europe		809	4,534	5,343
Asia/Pacific		312		312

Total executive recruitment	$109	$3,434	$7,863	$11,406
Futurestep	689	761	3,925	5,375
Corporate	(1,578)	1,078		(500)

Total	$(780)	$5,273	$11,788	$16,281

Executive recruitment severance of $3,434 includes 82 employees terminated. The facilities restructuring charge of $7,863 primarily relates to lease termination costs, net of estimated sublease income, for excess space in eight executive recruitment offices due to the reduction of workforce and includes $1,042 related to the write-down of unamortized leasehold improvements. The other asset impairment charge of $109 relates to the write-down of facility related assets to estimated fair value less costs to sell.

Futurestep severance of $761 includes 26 employees terminated. Facilities of $3,925 primarily relates to eight Futurestep offices that were closed as employees were co-located with executive recruitment offices and includes $340 related to the write-down of unamortized leasehold improvements. The other asset impairment charge of $689 relates to the write-down of facility related assets to estimated fair value less costs to sell.

The Company recognized a $1,578 gain primarily related to a litigation settlement of a former subsidiary. The corporate severance charge of $1,078 includes 11 employees terminated.

	For the year ended April 30, 2002
	Asset Impairment		Restructuring
	Goodwill	Other	Severance	Facilities	Total
Executive recruitment
North America	$13,975	$711	$7,897	$5,490	$28,073
Europe			4,833	2,517	7,350
Asia/Pacific		15	1,761	70	1,846

Total executive recruitment	$13,975	$726	$14,491	$8,077	$37,269
Futurestep		12,958	2,592	6,872	22,422
JobDirect	28,951	1,369	843	1,173	32,336
Corporate			1,176		1,176

Total	$42,926	$15,053	$19,102	$16,122	$93,203

Executive recruitment goodwill impairment charge related to two prior year acquisitions, which were never integrated into the Company’s operations, and for which there is no continuing business. All of the consultants were terminated in one of the acquired entities and the other entity was re-acquired by the former shareholders.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The total goodwill write-off associated with these two acquisitions was $13,975 based on an analysis of future undiscounted cash flows that indicated that goodwill was impaired. The charge represents the excess of the carrying value over the fair value, based on a discounted cash flow method. The severance charge of $14,491 included 520 employees terminated. The facilities charge of $8,077 primarily related to lease termination costs, net of estimated sublease income, for excess space in ten executive recruitment offices due to the reduction in workforce and included $330 related to the write-down of unamortized leasehold improvements. The other asset impairment of $726 related to the write-down of excess furniture and equipment to fair value less costs to sell.

Futurestep severance costs of $2,592 included 149 employees terminated. The facilities charge of $6,872 primarily related to lease termination costs, net of estimated sublease income, for excess space in six Futurestep offices that were closed as employees co-located with executive recruitment and included $1,874 related to the write-down of unamortized leasehold improvements. The other asset impairment charge of $12,958 included a recognized loss of $6,264 on an investment in a strategic relationship that will not be developed with the integration of the Company’s support services and the write-off of a $4,000 investment that is no longer considered strategic that management believed to be permanently impaired. The remaining charge primarily related to the write-off of capitalized software costs due to the integration of information technology support services and the write-down of excess furniture, fixtures and equipment to estimated fair value less costs to sell.

JobDirect goodwill impairment charge of $28,951 related to the exit of the college recruitment market and the discontinue of JobDirect operations. Severance charges of $843 included 70 JobDirect employees terminated. Facilities charges of $1,173 primarily related to lease termination costs, net of estimated sublease income, for three offices and included $61 related to the write-down of unamortized leasehold improvements. The other asset impairment charge of $1,369 related to the write-down of excess furniture and equipment to fair value less costs to sell.

Corporate severance charge of $1,176 included 20 corporate employees terminated.

A roll-forward of the restructuring liability at April 30, 2003 is as follows:

	Severance		Facilities		Other		Total
Liability as of April 30, 2001	$		$		$		$
Charged to expense		19,102		16,122		57,979		93,203
Non-cash items				(2,265)		(57,729)		(59,994)
Payments		(16,923)		(3,458)		(250)		(20,631)

Liability as of April 30, 2002		$2,179		$10,399	$			$12,578
Charged to expense		5,273		11,788		(780)		16,281
Non-cash items		(172)		(1,382)		(798)		(2,352)
Payments		(6,459)		(6,840)		1,578		(11,721)

Liability as of April 30, 2003		$821		$13,965	$			$14,786

The severance accrual includes amounts paid monthly and are expected to be paid in full by February 2004. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $10,334 is included in other long-term liabilities, which will be paid over the next eight years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

5.    Employee Profit-Sharing

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $0, $537 and $3,892 for fiscal 2003, 2002 and 2001, respectively.

6.    Deferred Compensation and Retirement Plans, Pension Plan and Company Owned Life Insurance Policies

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering all of its employees in the United States and certain employees in other countries. The WEB plans are designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrues and is fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during any 36 consecutive months in the final 72 months of active full-time employment. The Company did not make accruals for WEB plan participants for the years ending April 30, 2003 and 2002.

The Company also has established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994. Certain vice presidents elect to participate in a “deferral unit” that requires the contribution of current compensation for an eight year period in return for defined benefit payments from the Company over a fifteen year period generally at retirement of age 65 or later. Participants may acquire additional “deferral units” every five years. The EWAP replaced the Wealth Accumulation Plan (“WAP”) in fiscal 1994 and executives who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement of age 65. In June 2003, the Company amended the EWAP and WAP plans, so as not to allow new participants or the purchase of additional deferral units by existing participants.

The Company also maintains a Senior Executive Incentive Plan (“SEIP”) for participants elected by the Board. Generally, to be eligible, the executive must be participating in the EWAP. Participation in the SEIP requires the participant to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period after ten years of participation in the plan or such later date as may be elected by the participant. In June 2003, the Company amended the SEIP plan, so as not to allow new participants or the purchase of additional deferral units by existing participants.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

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

As of April 30, 2003 and 2002, the Company had unrecognized losses related to the deferred compensation plans of $6,740 and $2,505, respectively, due primarily to changes in assumptions of the discount rate used for calculating the accruals for future benefits. As of April 30, 2003 and 2002, the Company also had unrecognized gains related to the pension plan of $2,301 and $1,899, respectively, due to changes in assumptions of the discount rate used for calculating the accruals for future benefits, changes in assumptions related to the participant population and changes in assumptions related to WEB plan accrual amounts. The Company amortizes unrecognized (gains) losses over the average remaining service period of active participants. The discount rate was 6.5% in fiscal 2003 and 7.25% in fiscal 2002.

The Company also maintains various retirement plans statutorily required in six foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2003 and 2002 is $5,283 for 95 participants and $2,727 for 108 participants, respectively. The Company’s contribution to these plans was $3,293 and $1,299 in fiscal 2003 and 2002, respectively.

The total long-term benefit obligations for the deferred compensation, retirement and pension plans were:

	Fiscal Year Ended April 30,
	2003	2002
Deferred compensation plans	$39,120	$36,583
Retirement plans	5,283	2,727
Pension plans	5,541	5,496

Total long-term benefit obligation	$49,944	$44,806

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2003	2002
Deferred compensation plans:
Benefit obligation at beginning of year	$38,045	$34,673
Service cost	2,814	2,788
Interest cost	1,700	1,225
Plan participants’ contributions	1,372	1,629
Actuarial loss	278	332

Total expense	$6,164	$5,974
Benefits paid	(3,089)	(2,602)

Benefit obligation at end of fiscal year	$41,120	$38,045
Less: current portion of benefit obligation	(2,000)	(1,462)

Long-term benefit obligation at end of year	$39,120	$36,583

	Fiscal Year Ended April 30,
	2003	2002
Pension plan:
Benefit obligation at beginning of year	$5,496	$4,942
Service cost	97	576
Interest cost	204	243
Actuarial gain	(141)	(136)

Total expense	$160	$683
Benefits paid	(67)	(129)

Benefit obligation at end of fiscal year	$5,589	$5,496
Less: current portion of benefit obligation	(48)

Long-term benefit obligation at end of year	$5,541	$5,496

The Company has purchased COLI contracts insuring participants and former participants in the deferred compensation and pension plans. The gross CSV of these contracts of $119,667 and $112,915 is offset by outstanding policy loans of $66,524 and $59,867, in the accompanying consolidated balance, sheets as of April 30, 2003 and 2002, respectively. Total death benefits payable, net of loans under COLI contracts, were $232,571 and $238,425 at April 30, 2003 and 2002, respectively. Management intends to use the future death benefits (if any) from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2003, COLI contracts with a net cash surrender value of $44,027 and death benefits payable of $183,125 were held in trust for these purposes.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

7.    Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision for (benefit from) domestic and foreign income taxes consists of the following:

	Fiscal Year Ended April 30,
	2003	2002	2001
Current income taxes:
Federal	$(3,369)	$(14,186)	$11,258
State		(4,092)	3,879

Total	$(3,369)	$(18,278)	$15,137
Deferred income taxes:
Federal	$3,354	3,906	(4,231)
State	15	(841)	11

Total	3,369	3,065	(4,220)

Foreign income taxes	2,040	2,885	11,526

Provision for (benefit from) income taxes	$2,040	$(12,328)	$22,443

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2003	2002	2001
Domestic	$(9,451)	$(82,478)	$27,269
Foreign	(13,186)	(29,242)	24,526

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$(22,637)	$(111,720)	$51,795

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate can be attributed to the following:

	Fiscal Year Ended April 30,
	2003	2002	2001
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source dividend income	(23.3)	(2.7)	13.2
Foreign income tax credits utilized			(11.4)
Income subject to net higher foreign tax rates	(9.0)	0.3	5.3
COLI CSV decrease, net	5.3		1.3
Tax deductible goodwill amortization	1.6
Non-deductible goodwill amortization			4.2
Impairment of acquired net operating losses		(4.4)
Non-deductible restructuring expense	(2.8)	(15.5)
Tax benefits related to losses on foreign investments	17.5
Displaced foreign tax credits	(27.1)
Other	(6.2)	(1.7)	(4.3)

Effective tax rate	(9.0)%	11.0%	43.3%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2003	2002
Deferred income tax assets:
Deferred compensation	$17,090	$17,462
Allowance for doubtful accounts	1,640	1,582
Other accrued liabilities	1,092	949
Property and equipment	3,104	3,471
Loss and credit carryforwards	2,283	2,912
Other (foreign)	18,023	12,766

Total deferred tax asset	$43,232	$39,142
Less: valuation allowance	(10,173)	(7,012)

Net deferred tax asset	$33,059	$32,130

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes sufficient uncertainty exists regarding the realizability of the asset and has therefore established a valuation allowance. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

At April 30, 2003, the Company generated state net operating loss carryforwards of approximately $33,916 to offset future tax liabilities in the states in which it has operations. The losses from the various states may be carried forward from 5 years to 20 years. A valuation allowance has been established for the deferred state income tax benefit related to these carryforwards. This state net operating tax loss was carried back to the tax years ended April 30, 2001 and April 30, 2002.

The Company has not provided for U.S. deferred income taxes on approximately $21,000 of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas”, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings was to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

8.    Property and Equipment and Long-lived Assets

Property and equipment is carried at cost, less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset, or the lease term, whichever is shorter. Software development costs for internal use are capitalized in accordance with Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” and, once placed in service, amortized using the straight-line method over the estimated useful life, generally three years. All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

Property and equipment consists of the following:

	As of April 30,
	2003	2002
Property and equipment:
Computer equipment and software	$52,234	$49,627
Furniture and fixtures	22,789	22,325
Leasehold improvements	22,150	23,357
Automobiles	1,056	815

	98,229	96,124
Less: Accumulated depreciation and amortization	(70,531)	(55,876)

Property and equipment, net	$27,698	$40,248

The Company reviews long-lived assets for impairment and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As a result of the restructuring initiatives in fiscal 2003 and 2002, the Company recognized an asset impairment charge of $798 and $4,789, respectively, related to the write-off of excess furniture and equipment to fair value less costs to sell and a restructuring charge of $1,382 and $2,013, respectively, related to the write-off of leasehold improvements. See Note 4.

9.    Mandatory Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million, 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million and warrants to purchase 272,727 shares of its common stock at an exercise price of $12.00. The warrants were recorded at fair value resulting in discounts on the Notes and Preferred Stock (together “the securities”) of $1.2 million and $0.3 million, respectively, that are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective at the beginning of the first interim period after June 15, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company will adopt this Statement in the first quarter of fiscal 2004 where convertible mandatorily redeemable preferred stock will be classified as a liability.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

securities as interest expense with respect to $3.4 million allocated to the Notes and $0.9 million allocated to the Preferred Stock as a charge against capital. The $0.9 million charge allocated to the Preferred Stock is being accreted to dividends over the life of the Preferred Stock.

10.    Notes Payable and Long-Term Debt

The Company’s long-term debt consists of the following:

	As of April 30,
	2003	2002
Convertible subordinated notes (Note 9)	$41,364
Unsecured subordinated notes payable to shareholders due through fiscal 2004, bearing interest at various rates up to 8.50%	5,099	$14,452

Total long-term debt	46,463	14,452
Less: current maturities	(5,099)	(12,818)

Long-term debt	$41,364	$1,634

The Company obtained a $30 million Senior Secured Revolving Credit Facility (the “Facility”) in February 2003 from Wells Fargo Bank. The total amount available for borrowing by the Company is limited based on certain accounts receivable balances. Borrowings under the line of credit bear interest, at management’s discretion, either at the bank’s prime rate plus 1.0% per annum or at the Eurodollar rate plus 2.5% per annum, which were 5.25% and 3.8%, respectively, at April 30, 2003. The Facility is secured by substantially all of the Company’s assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio, a minimum Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”), and quick ratio and other customary events of default. The Company had no outstanding borrowings under its’ Facility at April 30, 2003.

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $66,524 and $59,867 at April 30, 2003 and 2002, respectively. These borrowings are secured by the cash surrender value, principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 4.5% to 8.0%. See Note 6.

11.    Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from strategic management assessment and other consulting engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the President of Futurestep. The geographic regional leaders and the President of Futurestep report directly to the Chief Executive Officer of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

A summary of the Company’s operations by business segment follows:

	Fiscal Year Ended April 30,
	2003	2002	2001
Fee revenue:
Executive recruitment:
North America	$162,309	$195,522	$332,541
Europe	78,990	92,098	131,980
Asia/Pacific	33,523	37,546	52,146
South America	7,616	10,794	16,382

Total executive recruitment	282,438	335,960	533,049
Futurestep	32,674	40,079	76,335
JobDirect		1,386	4,683

Total fee revenue	315,112	377,425	614,067
Reimbursed out-of-pocket engagement expenses	23,354	29,310	37,523

Total revenue	$338,466	$406,735	$651,590

	Fiscal Year Ended April 30,
	2003	2002	2001
Operating income (loss) before asset impairment and restructuring charges:
Executive recruitment:
North America	$23,173	$33,863	$87,605
Europe	5,567	(306)	27,033
Asia/Pacific	2,351	3,315	9,285
South America	(602)	(752)	1,901

Total executive recruitment	30,489	36,120	125,824
Futurestep	(4,481)	(15,361)	(26,023)
JobDirect		(5,833)	(11,249)
Corporate (1)	(23,031)	(27,360)	(33,479)

Subtotal operating income (loss) before asset impairment and restructuring charges:	$2,977	$(12,434)	$55,073
Asset impairment and restructuring charges (Note 4)	16,281	93,203

Total operating income (loss)	$(13,304)	$(105,637)	$55,073

(1)	In fiscal 2003, the Company has presented its segment operating results to reflect the business segments without allocations of corporate overhead. Accordingly, prior year operating results have been reclassified to reflect segment operating results on the same basis.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2003	2002	2001
Depreciation and amortization:
Executive recruitment:
North America	$6,716	$6,601	$11,908
Europe	3,943	3,856	4,825
Asia/Pacific	1,839	1,745	1,794
South America	292	399	385

Total executive recruitment	12,790	12,601	18,912
Futurestep	2,404	3,677	5,329
JobDirect		368	2,074
Corporate	967	836	559

Total depreciation and amortization	$16,161	$17,482	$26,874

Goodwill amortization expense included in operating income (loss) by business segment in fiscal 2001 was: $5,753 in North America, $1,866 in Europe, $286 in Asia/Pacific, $2,040 in Futurestep and $1,581 in JobDirect.

Identifiable assets by business segment are as follows:

	As of April 30,
	2003	2002	2001
Identifiable assets:
Executive recruitment:
North America	$137,204	$149,339	$158,665
Europe	63,240	64,091	93,735
Asia/Pacific	32,439	32,952	39,259
South America	6,221	8,504	12,481

Total executive recruitment	239,104	254,886	304,140
Futurestep	37,200	34,320	53,021
JobDirect		315	37,795
Corporate	92,709	88,053	101,146

Total identifiable assets	$369,013	$377,574	$496,102

A summary of long-lived assets included in identifiable assets by business segment in fiscal 2003, 2002 and 2001 follows:

	As of April 30,
	2003	2002	2001
Long-lived assets:
Executive recruitment:
North America	$9,969	$15,040	$21,254
Europe	12,370	14,334	14,788
Asia/Pacific	1,467	2,168	3,261
South America	754	945	1,157

Total executive recruitment	24,560	32,487	40,460
Futurestep	2,240	5,750	10,378
JobDirect		315	2,054
Corporate	898	1,696	1,564

Total long-lived assets	$27,698	$40,248	$54,456

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

A summary of goodwill, net included in identifiable assets by business segment in fiscal 2003, 2002 and 2001 follows:

	As of April 30,
	2003	2002	2001
Goodwill
North America	$45,558	$45,558	$58,934
Europe	24,607	19,897	19,468
Asia/Pacific	927	861	833
Futurestep	23,637	19,030	17,821
JobDirect			28,950

Total goodwill	$94,729	$85,346	$126,006

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2003, 2002 or 2001.

12.    Acquisitions

In fiscal 2001, the Company completed two acquisitions: Westgate Group, a leading executive recruitment firm, specializing in financial services in the eastern United States and JobDirect, an on-line recruiting service focused on college graduates and entry-level professionals. The aggregate purchase price of these acquisitions was $47,200, consisting of 154,923 shares of the Company’s stock valued at $3,600, notes payable of $5,000 and cash of $38,600. These acquisitions were accounted for under the purchase method and resulted in $42,500 of goodwill. Operating results of these businesses were included in the consolidated financial statements from their acquisition dates. In fiscal 2002, the Company recognized a goodwill impairment charge of $40,200 million related to these acquisitions. See Note 4.

The following selected unaudited pro forma information is provided to present a summary of the combined results of the Company and these acquisitions for fiscal year 2001 as if the acquisition had occurred as of the beginning of the respective period, giving effect to these purchases. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of operations of the Company had these companies operated as part of the Company for the period presented, nor are they necessarily indicative of the results of future operations.

Fiscal Year Ended April 30,
2001
Fee revenue	$615,756
Net income	29,016
Earnings per share
Basic	0.78
Diluted	0.75

13.    Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2011. Total rental expense for fiscal years 2003, 2002 and 2001 amounted to $22,455, $28,513 and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

$25,892, respectively. At April 30, 2003, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $88,546, excluding commitments accrued in the restructuring liability, as follows: $21,400 in 2004, $18,161 in 2005, $13,914 in 2006, $11,750 in 2007, $8,275 in 2008 and $15,046 thereafter. As of April 30, 2003, the Company has outstanding standby letters of credit of $5,746 in connection with office leases.

As of April 30, 2003 the Company has employment agreements with certain of its executive officers, with initial terms through April 2004 that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $4,500 and $7,100 prior to and following a change in control, respectively. In addition, all outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

The Company has a policy of entering into offer letters of employment or letters of promotion with vice presidents which provide for an annual base salary and discretionary and incentive bonus payments. Certain key vice presidents who typically have been employed by the firm for several years also have a standard form employment contract. In addition, the Company has a severance policy for all of its vice presidents that provides for minimum payments based on length of service. Upon termination without cause, the Company is required to pay the greater of the amount due under the employment contract, if any, or the severance policy. The Company also requires its vice presidents to agree in their employment letters and their employment contracts, if applicable, not to compete with the Company both during the term of their employment, and for a period of up to two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation, which if resolved adversely against the Company, would in the opinion of the Company, have a material adverse effect on the Company’s business, financial position or results of operations.

14.    Subsequent Event (unaudited)

In May 2003, the Company completed the purchase of Futurestep minority interest. The Company purchased 527,100 shares of Futurestep common stock at $1.00 per share. The 660,470 Futurestep stock options outstanding were canceled at the time of purchase.

15.    Impact of Restatement to Equity Method of Accounting for Mexico Subsidiaries

In years prior to fiscal 2002, the Company consolidated the accounts of its subsidiaries in Mexico, in which KFY believes it has effective control but owns less than 50% of the shareholder voting interest. While the Company believes that this presentation reflected the way in which these subsidiaries are managed and operate, the legal structure of these entities requires the use of the equity method of accounting under accounting principles generally accepted in the United States (“GAAP”). This legal structure was established in 1977, which at that time, limited foreign investment. Accordingly, the accompanying consolidated financial statements for fiscal 2001 have been restated to comply with GAAP and reflect the operations of the Mexico subsidiaries under the equity method of accounting. The restatement to properly apply the equity method of accounting for the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2003

(dollars in thousands, except per share amounts)

Mexico subsidiaries had no impact on net income, EPS or cash flow but did reduce previously reported revenue and expenses. This restatement was reflected in the Company’s fiscal 2002 annual report.

The following tables illustrate the impact of the adjustments to restate the Company’s previously reported financial statements to account for the Company’s investments in its Mexico subsidiaries under the equity method (restated) as required by GAAP, instead of the consolidation method (previously reported).

Consolidated Statement of Operations

	Fiscal 2001
	Previously Reported	Increase (Decrease)	Restated
Fee revenue	$631,097	$(17,030)	$614,067
Reimbursed out-of-pocket engagement expenses	38,332	(809)	37,523

Revenue	669,429	(17,839)	651,590

Compensation and benefits	387,776	(4,499)	383,277
General and administrative expenses	154,263	(4,607)	149,656
Out-of-pocket engagement expenses	37,494	(784)	36,710
Depreciation and amortization	26,989	(115)	26,874

Total operating expenses	606,522	(10,005)	596,517

Operating income (loss)	62,907	(7,834)	55,073

Interest income and other income, net	4,813	(691)	4,122
Interest expense	7,421	(21)	7,400

Income before provision for income taxes & non-controlling shareholders’ interest or equity in earnings of unconsolidated subsidiaries	60,299	(8,504)	51,795

Provision for income taxes	25,326	(2,883)	22,443
Non-controlling shareholders’ interest	3,960	(3,960)	—
Equity in earnings of unconsolidated subsidiaries		1,661	1,661

Net income	$31,013	$—	$31,013

Basic EPS	$0.83		$0.83
Diluted EPS	$0.81		$0.81

Consolidated Statement of Cash Flows

	Fiscal 2001
	Previously Reported	Increase (Decrease)	Restated
Net cash provided by operating activities	$63,436	$412	$63,848
Net cash used in investing activities	(55,795)	108	(55,687)
Net cash used in financing activities	(2,325)	—	(2,325)
Effect of exchange rate changes on cash flows	(3,828)	—	(3,828)

Net increase in cash and cash equivalents	1,488	520	2,008
Cash and cash equivalents at beginning of the year	86,975	(3,322)	83,653

Cash and cash equivalents at end of the year	$88,463	$(2,802)	$85,661

SCHEDULE II

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
		Charged to Costs and Expenses	Charged to Other Accounts
Allowance for Doubtful Accounts
Year Ended April 30, 2003	$7,767	$5,846		$6,414	$7,199
Year Ended April 30, 2002	12,937	10,853		16,023	7,767
Year Ended April 30, 2001	12,538	22,581		22,182	12,937

Reserve for Severance and Costs Under Corporate Restructuring Program
Year Ended April 30, 2003	12,578	16,281	2,180	11,893	14,786
Year Ended April 30, 2002		93,203		80,625	12,578

Reserve for Acquired Termination Costs
Year Ended April 30, 2001	2,520			2,520