Form 10-Q
period 2003-07-31
KORN FERRY INTERNATIONAL
filed 2003-09-15
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003 or

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of our common stock as of September 10, 2003 was 37,608,094.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of July 31, 2003	As of April 30, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$53,883	$82,685
Receivables due from clients, net of allowance for doubtful accounts of $6,750 and $7,199	48,497	46,737
Income tax and other receivables	8,501	12,648
Deferred income taxes	9,162	9,162
Prepaid expenses	9,599	10,403

Total current assets	129,642	161,635

Property and equipment, net	25,177	27,698
Cash surrender value of company owned life insurance policies, net of policy loans	54,082	53,143
Deferred income taxes	24,862	23,897
Goodwill	95,125	94,729
Deferred financing costs, investments and other	7,578	7,911

Total assets	$336,466	$369,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$—	$5,099
Accounts payable	7,294	8,651
Compensation and benefits payable	29,290	52,206
Other accrued liabilities	26,801	23,006

Total current liabilities	63,385	88,962

Deferred compensation and other retirement plans	51,453	49,944
Long-term debt	42,105	41,364
Other liabilities	12,055	12,682
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $10,100	9,828	9,606

Total liabilities	178,826	202,558
Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized; 38,903 and 38,642 shares Issued; 37,848 and 37,590 shares outstanding	304,710	302,021
Retained deficit	(136,044)	(126,607)
Unearned restricted stock compensation	(3,127)	(1,560)
Accumulated other comprehensive loss	(6,708)	(6,044)

Stockholders’ equity	158,831	167,810
Less: Notes receivable from stockholders	(1,191)	(1,355)

Total stockholders’ equity	157,640	166,455

Total liabilities and stockholders’ equity	$336,466	$369,013

The accompanying notes are an of these unaudited condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,
	2003	2002
	(unaudited)
Fee revenue	$72,587	$83,950
Reimbursed out-of-pocket engagement expenses	5,746	5,838

Revenue	78,333	89,788
Compensation and benefits expenses	51,318	59,507
General and administrative expenses	16,810	18,676
Out-of-pocket engagement expenses	5,796	6,064
Depreciation and amortization	2,787	4,231
Restructuring charges	8,526

Total operating expenses	85,237	88,478
Operating (loss) income	(6,904)	1,310
Interest and other income, net	422	972
Interest expense	(2,422)	(2,656)

Loss before provision for income taxes and equity in earnings of unconsolidated Subsidiaries	(8,904)	(374)
Provision for income taxes	(456)	(570)
Equity in earnings of unconsolidated subsidiaries	171	361

Net loss	(9,189)	(583)
Accretion on redeemable convertible preferred stock	(248)	(124)

Net loss attributed to common stockholders	$(9,437)	$(707)

Basic loss per common share	$(0.25)	$(0.02)

Basic weighted average common shares outstanding	37,437	37,701

Diluted loss per common share	$(0.25)	$(0.02)

Diluted weighted average common shares outstanding	37,437	37,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Month Ended July 31,
	2003	2002
	(unaudited)
Cash from operating activities:
Net loss	$(9,189)	$(583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,769	3,871
Amortization of intangible assets	18	360
Amortization of note payable discount		84
Interest paid in kind and amortization on convertible debt discount	888	446
Loss (gain) on disposition of property and equipment	(20)	138
Unrealized loss on marketable securities and other assets		290
Provision for doubtful accounts	687	2,056
Cash surrender value gains and benefits in excess of premiums paid	(1,000)	(197)
Deferred income tax benefit	(965)	(977)
Restructuring charges	464
Restricted stock compensation	358	346
Variable stock-based compensation	535
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	1,659	1,683
Receivables	1,700	14,624
Prepaid expenses	804	(777)
Investment in unconsolidated subsidiaries	33	(511)
Income taxes		(124)
Accounts payable and accrued liabilities	(20,452)	(28,781)
Other	(438)	1,292

Net cash used in operating activities	(22,149)	(6,760)

Cash from investing activities:
Purchase of property and equipment	(613)	(190)
Premiums paid on life insurance, net of benefits received	(1,037)	(2,379)
Purchase of Futurestep minority shares	(570)

Net cash used in investing activities	(2,220)	(2,569)

Cash from financing activities:
Issuance of convertible debt, preferred stock and warrants, net		45,722
Payments on previous credit facility		(39,000)
Payment of shareholder acquisition notes	(5,099)	(4,656)
Net borrowings under life insurance policies	1,098	2,507
Purchase of common stock and payment on related notes	24	(65)
Issuance of common stock and receipts on stockholders’ notes	219	513
Dividends paid on preferred stock	(52)

Net cash used in provided by financing activities	(3,810)	5,021

Effect of exchange rate changes on cash flows	(623)	(3,028)

Net decrease in cash and cash equivalents	(28,802)	(7,336)
Cash and cash equivalents at beginning of the period	82,685	66,128

Cash and cash equivalents at end of the period	$53,883	$58,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three months ended July 31, 2003 and 2002 include the accounts of Korn/Ferry International (“KFY”), all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These condensed consolidated financial statements have been prepared on a consistent basis with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 (“Annual Report”) and should be read together with the Annual Report.

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

Stock Based Compensation

The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), when all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123, “Accounting for Stock-based Compensation,” to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current operations. The Company has not adopted the provisions of SFAS No. 123 for expensing stock-based compensation; however, the Company has adopted the additional interim disclosure provisions required by SFAS 148 in the current quarter.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Quarter Ended July 31,
	2003	2002
Net loss attributed to common stockholders, as reported	$(9,437)	$(707)
Stock-based employee compensation charges, net of related tax effects:
Determined under the intrinsic-value based method	535
Determined under the fair-value based method	(5,356)	(8,065)

Net loss attributed to common stockholders As adjusted	$(14,258)	$(8,772)

Basic EPS
As reported	(0.25)	(0.02)
Pro forma	(0.38)	(0.23)
Dilutive EPS
As reported	(0.25)	(0.02)
Pro forma.	(0.38)	(0.23)

The fair value of options granted in the three months ended July 31, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

	Quarter Ended July 31,
	2003	2002
Expected stock volatility	64.3%	66.2%
Risk-free interest rate	4.04%	3.76%
Expected option life (in years)	7.50	7.50

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

New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, effective as of the first interim period beginning after June 15, 2003. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity’s assets, liabilities and results of operations in their consolidated financial statements. The impact upon adoption of this standard is not expected to have a material impact on the results of the Company’s operations or financial position.

2.	Basic and Diluted Loss Per Share

Basic loss per common share was computed by dividing net loss attributed to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(in thousands, except per share amounts)

the potential dilution that would occur if the outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net loss attributed to common stockholders by the weighted average number of shares of common shares outstanding and dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the numerator (loss) and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three Months Ended July 31,
	2003			2002
	Loss	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic EPS
Net loss	$(9,189)			$(583)
Accretion on redeemable convertible preferred stock	(248)			(124)

Net loss attributed to common stockholders	$(9,437)	37,437	$(0.25)	$(707)	37,701	$(0.02)

Diluted EPS	$(9,437)	37,437	$(0.25)	$(707)	37,701	$(0.02)

Assumed exercises or conversions have been excluded in computing the diluted EPS when there is a net loss for the period because their inclusion would reduce the loss per share or be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three months ended July 31, 2003 would have been 37,842.

3. Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive (loss) income is as follows:

	Three Months Ended July 31,
	2003	2002
Net loss	$(9,189)	$(583)
Foreign currency translation adjustment	(664)	1,616

Comprehensive (loss) income	$(9,853)	$1,033

In the three months ended July 31, 2002, the Company recognized unrealized holding losses of $0.3 million included in other income.

The accumulated other comprehensive loss of $6.7 million at July 31, 2003 is comprised of foreign currency translation adjustments.

4. Restructuring Charges

Based on deteriorating economic conditions beginning in fiscal 2002, the Company began developing a series of restructuring initiatives to address its cost structure and to reposition the enterprise to gain market share and take advantage of any potential economic up-trend. The immediate goals were to reduce losses, preserve top employees and maintain high standards of client service.

In early fiscal 2002, the Board began approving a series of business realignment initiatives designed to reduce the Company’s work force by nearly 30%, or over 850 employees. Such initiatives included consolidating back-office functions of Futurestep and executive recruitment, exiting the college recruitment market, discontinuing the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(in thousands, except per share amounts)

operations of JobDirect and the write-down of other related assets and goodwill. These restructuring initiatives resulted in total charges of $93.2 million and $16.3 million against operating results in fiscal 2002 and 2003, respectively.

In June 2003, the Company announced a further streamlining of its infrastructure and improvement of overall organization efficiencies. Near term activities focused on the continued consolidation of Futurestep back-office functions, reduction of corporate and administrative overhead, and other adjustments to its cost base. As such, the Company incurred a restructuring charge of $8.5 million in the current quarter. The $8.5 million restructuring charge represents $6.7 million of severance and benefits related to 162 staff reductions, $0.9 million related to facilities, $0.4 million related to the write-off of related assets and $0.5 million related to other charges.

The following table summarizes the restructuring charge for the three months ended July 31, 2003:

	Severance	Facilities and Other	Total
Executive recruitment
North America	$455	$(191)	$264
Europe	4,405	505	4,910
Asia/Pacific	160		160
South America	58		58

Total executive recruitment	5,078	314	5,392
Futurestep	1,474	1,508	2,982
Corporate	152		152

Total	$6,704	$1,822	$8,526

Executive recruitment severance of $5.1 million includes 112 employees terminated. The $0.3 million of facilities restructuring charge is net of a $0.8 million favorable adjustment related to previously reported restructured properties as a result of subleases signed in the current quarter at better terms than originally anticipated. The facilities restructuring charge primarily relates to lease termination costs, net of estimated sublease income, for excess space in three executive recruitment offices and includes $0.2 million related to the write-down of fixed assets and $0.3 million of other restructuring charges.

Futurestep severance of $1.5 million includes 43 employees terminated. Facilities of $1.5 million primarily relates to five Futurestep offices that were closed as employees were co-located with executive recruitment offices and includes $0.2 million related to the write-down of related fixed assets and $0.2 million of other restructuring charges.

Corporate severance of $0.1 million includes 7 employees terminated.

A roll-forward of the restructuring liability at July 31, 2003 is as follows:

	Severance	Facilities and Other	Total
Liability as of April 30, 2003	$821	$13,965	$14,786
Charged to expense	6,704	1,822	8,526
Non-cash items		(401)	(401)
Payments	(1,607)	(1,931)	(3,538)

Liability as of July 31, 2003	$5,918	$13,455	$19,373

The severance accrual includes amounts paid monthly and are expected to be paid in full by February 2004. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $9.7 million is included in other long-term liabilities, which will be paid over the next eight years.

5. Mandatorily Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million, 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(in thousands, except per share amounts)

million and warrants to purchase 272,727 shares of its Common Stock at an exercise price of $12.00. The warrants were recorded at fair value resulting in discounts on the Notes and Preferred Stock (together “the securities”) of $1.2 million and $0.3 million, respectively, which are amortized over the life of the securities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective at the beginning of the first interim period after June 15, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the current quarter and classified its convertible mandatorily redeemable preferred stock as a liability. Prior year presentation has been reclassified to conform to this Statement.

The securities may be redeemed at the option of the purchasers after June 13, 2008, the sixth anniversary of the closing date, at a price equal to 101% of the issuance price plus all accrued interest and dividends. The securities are mandatorily redeemable if outstanding on June 13, 2010, at a price equal to 101% of the issuance price plus accrued interest and dividends. From the third to the sixth year, the securities are subject to optional redemption by the Company provided certain minimum price targets of the Company’s common stock are achieved.

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

6. Business Segments

The Company operates in two global business segments, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from strategic management assessment and other consulting engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the President of Futurestep. The executive recruitment geographic regional leaders and the President of Futurestep report directly to the Chief Executive Officer of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations by business segment are as follows:

	Three months ended July 31,
	2003	2002
	(unaudited)
Fee revenue:
Executive recruitment:
North America	$36,407	$42,163
Europe	18,155	22,164
Asia/Pacific	8,007	8,072
South America	1,921	2,107

Total executive recruitment	64,490	74,506
Futurestep	8,097	9,444

Total fee revenue	72,587	83,950
Reimbursed out-of-pocket engagement expenses	5,746	5,838

Total revenue	$78,333	$89,788

	Three months ended July 31,
	2003	2002
Operating income before restructuring charges
Executive recruitment:
North America	$6,078	$6,456
Europe	23	2,685
Asia/Pacific	759	(684)
South America	50	(331)

Total executive recruitment	6,910	8,126
Futurestep	(549)	(913)
Corporate	(4,739)	(5,903)

Subtotal operating income before restructuring charges	1,622	1,310
Restructuring charges (Note 4)	8,526

Total operating income (loss)	$(6,904)	$1,310

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a premier executive recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), strategic management assessment and executive coaching. We have approximately 378 executive recruitment consultants and 47 Futurestep consultants based in nearly 70 cities across 36 countries. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2003 were for board level, chief executive and other senior executive positions and our 3,250 clients included approximately 40% of the Fortune 500 companies. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2003 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Based on deteriorating economic conditions in the beginning of fiscal 2002, we began developing a series of restructuring initiatives, to address our cost structure and to reposition ourselves to gain market share and take advantage of the eventual economic recovery. Our immediate goals were to reduce losses, preserve our top producers and maintain our high standards of client service.

In August 2001, we announced the first of these business realignment initiatives. These initiatives reduced the workforce by approximately 30%, or over 850 employees. Such initiatives included consolidating back-office functions for Futurestep and executive recruitment, exiting the college recruitment market, and the write-off of other related assets and goodwill. These restructuring initiatives resulted in total charges of $93.2 million and $16.3 million in fiscal 2002 and 2003, respectively.

In June 2003, we announced that we are continuing to streamline our infrastructure and improve overall organization efficiencies. Near term activities focused on the continued consolidation of Futurestep back-office functions, reduction of corporate and administrative overhead, and other adjustments to our cost base. As such, we incurred a restructuring charge of $8.5 million in the current quarter. The $8.5 million restructuring charge represents $6.7 million of severance and benefits related to 162 employees, $0.9 million related to facilities, $0.4 million related to the write-off of related assets and $0.5 million related to other charges.

The following table summarizes the restructuring charge for the three months ended July 31, 2003:

	Severance	Facilities and Other	Total
Executive recruitment
North America	$455	$(191)	$264
Europe	4,405	505	4,910
Asia/Pacific	160		160
South America	58		58

Total executive recruitment	5,078	314	5,392
Futurestep	1,474	1,508	2,982
Corporate	152		152

Total	$6,704	$1,822	$8,526

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Consolidated Financial Statements. We consider our policies related to revenue recognition, deferred compensation and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2003 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three months ended July 31,
	2003	2002
Fee revenue	100%	100%
Compensation and benefits	71	71
General and administrative expenses	23	22
Out-of-pocket engagement expenses	8	7
Depreciation and amortization	4	5
Restructuring charges	12
Operating income (loss)	(10)	2
Net income (loss)	(13)	(1)

*	Operating income, excluding restructuring charges, as a percentage of fee revenue for the three months ended July 31, 2003 was 2%. On the same basis, net loss as a percentage of fee revenue for the three months ended July 31, 2003 was (1%).

The following tables summarize the results of our operations by business segment.

	Three Months Ended July 31,
	(unaudited)
	2003		2002
	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$36,407	50%	$42,163	50%
Europe	18,155	25	22,164	26
Asia/Pacific	8,007	11	8,072	10
South America	1,921	3	2,107	3

Total executive recruitment	64,490	89	74,506	89
Futurestep	8,097	11	9,444	11

Total fee revenue	72,587	100%	83,950	100%
Reimbursed expenses	5,746		5,838
Total revenue	$78,333		$89,788

	Three Months Ended July 31,
	(unaudited)
	2003		2002
	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$5,814	16%	$6,456	15%
Europe	(4,887)	(27)	2,685	12
Asia/Pacific	599	7	(684)	(8)
South America	(8)	0	(331)	(16)

Total executive recruitment	1,518	2	8,126	11
Futurestep	(3,531)	(44)	(913)	(10)
Corporate	(4,891)		(5,903)

Total operating income (loss)	$(6,904)	(10%)	$1,310	2%

	Three Months Ended July 31,
	(unaudited)
	2003		2002
	Dollars	%	Dollars	%
Adjusted operating income (loss)(a)
Executive recruitment:
North America	$6,078	17%	$6,456	15%
Europe	23	0	2,685	12
Asia/Pacific	759	9	(684)	(8)
South America	50	3	(331)	(16)

Total executive recruitment income	6,910	11	8,126	11
Futurestep	(549)	(7)	(913)	(10)
Corporate	(4,739)		(5,903)

Total adjusted operating income	$1,622	2%	$1,310	2%

(a)	Adjusted operating income (loss) excludes restructuring charges of $8.5 million for the three months ended July 31, 2003 as follows: $0.3 million in North America, $4.9 million in Europe, $0.2 million in Asia/Pacific, $3.0 million in Futurestep, and $0.1 million in Corporate.

Three Months Ended July 31, 2003 Compared to Three Months Ended July 31, 2002

Fee revenue. Fee revenue decreased $11.4 million, or 13.5%, to $72.6 million for the three months ended July 31, 2003 compared to $83.9 million for the three months ended July 31, 2002. The decrease in fee revenue was primarily a result of decreased number of engagements, attributable to the challenging economic environment, which affected all business lines.

Executive recruitment—All geographic regions reported lower fee revenue in the three months ended July 31, 2003 compared to the same period last year. North America experienced a decline in fee revenue of $5.8 million, or 13.7%, to $36.4 million in the current quarter primarily due to a decrease in the number of engagements and a slight decrease in average fees. Europe reported fee revenue of $18.2 million, a decline of $4.0 million, or 18%, compared to the same period last year also as a result of a decrease in the number of engagements and a slight decrease in average fees. Asia/Pacific fee revenue remained fairly stable at $8.0 million compared to the same period last year. South America reported fee revenue of $1.9 million, a decline of $0.2 million, or 8.8%, compared to the same period last year.

Futurestep—Fee revenue decreased $1.3 million, or 14.3%, to $8.1 million in the three months ended July 31, 2003 compared to $9.4 million in the three months ended July 31, 2002. Of the $1.3 million decrease in fee revenue, Europe represented $1.7 million of the decline offset by an increase of $0.4 million in North America and Asia/Pacific fee revenue. The decline in Europe is primarily attributed to the continued weakness in the economy in that region.

Compensation and benefits. Compensation and benefits expense decreased $8.2 million, or 13.8%, to $51.3 million in the three months ended July 31, 2003 as compared to $59.5 million in the three months ended July 31, 2002. The decrease in executive recruitment compensation and benefits costs of $6.7 million, or 13.5%, reflects the 13% reduction in our workforce in fiscal 2003 as a result of our restructuring initiatives. Executive recruitment compensation and benefits expense, as a percentage of fee revenue was 66% in both periods. Futurestep compensation and benefits expense declined $0.6 million, or 9.6%, to $5.9 million in the current quarter compared to the same period last year reflecting a reduction in the number of employees in fiscal 2003 as a result of our restructuring initiatives. As a percentage of fee revenue, Futurestep compensation and benefits expense was 72.5% in the current quarter compared to 68.8% in the same period last year. Corporate compensation and benefits expense declined $0.9 million, or 24.9%, as a result of the reduction in our Corporate workforce in fiscal 2003.

General and administrative expenses. General and administrative expenses decreased $1.9 million, or 10.0%, to $16.8 million in the three months ended July 31, 2003 compared to $18.7 million in the same period last year. In executive recruitment, general and administrative expense decreased $1.1 million, or 8.1%. The decrease is primarily due to lower bad debt expense and decreased facilities and office costs as a result of the restructuring initiatives offset by foreign exchange gains recognized in the three months ended July 31, 2002 not repeated in the current quarter. As a percentage of fee revenue, executive recruitment general and administrative expense was 19.9% in the current period compared to 18.7% in the same period last year. Futurestep general and administrative expenses decreased $0.6 million, or 21.7%, compared to the same period last year. The decrease is primarily due to lower facilities and office costs as a result of the restructuring initiatives and decreased professional fees offset by foreign exchange gains recognized in the three months ended July 31, 2002 not repeated in the current quarter. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 25.8% in the current quarter compared to 28.3% in the same period last year. Corporate general and administrative expenses decreased $0.2 million, or 7.8%, as a result of our on going cost reduction efforts.

Out-of-pocket engagement expenses. Out-of-pocket engagement expenses of $5.8 million in the three months ended July 31, 2003 remained fairly constant compared to $6.1 million in the same period last year. As a percentage of fee revenue, out-of-pocket engagement expenses were 8.0% compared to 7.2% in the same period last year.

Depreciation and amortization. Depreciation and amortization expense was $2.8 million in the three months ended July 31, 2003 compared to $4.2 million in the same period last year. The decrease is a result of a significant amount of our fixed assets becoming fully depreciated in fiscal 2003.

Operating income (loss). Operating loss was $6.9 million in the current quarter compared to an operating profit of $1.3 million in the same period last year. Excluding restructuring charges, operating profit was $1.6 million in the three months ended July 31, 2003.

Executive recruitment operating income, excluding restructuring charges, was $6.9 million, or 10.7% of fee revenue, in the current quarter compared to $8.1 million, or 10.9% of fee revenue, in the same period last year. Operating income for North America and Europe, excluding restructuring charges, decreased $0.4 million and $2.7 million, respectively. The decrease in Europe was primarily a result of foreign exchange gains recognized in the three months ended July 31, 2002 not repeated in the current quarter. These decreases in operating income were partially offset by improvements of $1.4 million and $0.4 million in Asia Pacific and South America operating income, respectively, excluding restructuring charges. These improvements were a result of continued cost savings efficiencies and favorable foreign exchange rates recognized in the current quarter.

Futurestep operating loss, excluding restructuring charges, improved $0.4 million, or 39.9%, reflecting the reduced compensation and benefits costs as well as decreases in general and administrative expenses discussed previously. The operating loss was reduced to 6.8% of fee revenue in the current quarter as compared to 9.7% of fee revenue in the same period last year.

Interest and other income, net. Interest and other income, net includes interest income of $0.3 million and $0.5 million for the three months ended July 31, 2003 and 2002, respectively. The decrease in interest income is due to lower interest rates compared to the same period last year. Other income, net decreased $0.4 million in the current quarter compared to the same period last year. For the three months ended July 31, 2002, other income primarily consisted of foreign exchange gains of $0.6 million on a US dollar investment offset by an unrealized holding loss on investments of $0.3 million, not repeated in the current quarter.

Interest expense. Interest expense of $2.4 million in the current quarter slightly decreased $0.2 million compared to the same period last year. The decrease is due to the elimination of borrowings under our previous line of credit offset by a full quarter of interest expense on our Convertible debt acquired on June 13, 2002.

Provision for (benefit from) income taxes. The provision for income taxes remained fairly constant at $0.5 million in the current quarter compared to the same period last year. Although we reported a pretax loss in the current quarter, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings or loss of our Mexico subsidiaries on the equity basis as a one-line adjustment to net income. Equity in earnings of $0.2 million in the current quarter decreased $0.2 million compared to the same period last year as a result of a decline in our Mexico subsidiaries operating income.

Liquidity and Capital Resources

Cash used in operating activities was $22.1 million in the three months ended July 31, 2003 and $6.8 million in the same period last year. The increase in operating cash used in the current period is primarily due to the decrease of $12.9 million in receivables coupled with an increase in net loss in fiscal 2003 as compared to fiscal 2002.

Cash used in investing activities was $2.2 million in the three months ended July 31, 2003 and $2.6 million in the same period last year. In both periods, cash used in investing activities was primarily related to premiums on Company Owned Life Insurance (“COLI”), net of benefits received, in the amount of $1.0 and $2.4 million, respectively. The COLI premiums were funded through borrowings under these life insurance policies in both periods.

Capital expenditures consist primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The expenditures in the three months ended July 31, 2003 and 2002 were $0.6 million and $0.2 million, respectively.

Cash used in financing activities was $3.8 million compared to cash provided of $5.0 million during the three months ended July 31, 2003 and 2002, respectively. In the three months ended July 31, 2002, we received net proceeds of $45.7 million from the issuance of convertible securities and paid the net outstanding borrowings of $39.0 million on our previous credit facility. The convertible securities were comprised of $40.0 million 7.5% Convertible Subordinated Notes; $10.0 million 7.5% Convertible Preferred Stock and warrants to purchase 272,727 shares of our common stock at an exercise price of $12 per share. Interest and dividends are payable semi-annually in either additional Notes and Preferred Stock or cash, at our option, except for the first two years from the date of issuance during which 1% must be paid in cash. The notes and preferred stock are convertible into shares of our common stock at $10.25 per share, which, if converted, would represent 4.9 million shares or 12.9% of our outstanding common stock. In June 2003, we paid $0.3 million of interest and preferred dividends in cash.

We obtained a $30 million Senior Secured Revolving Credit Facility in February 2003. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility, as amended, is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of July 31, 2003, we had no borrowings outstanding on our amended credit facility.

Total outstanding borrowings under COLI policies were $67.6 million and $60.6 million as of July 31, 2003 and 2002, respectively. Generally, we borrow under our COLI policies to pay premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $121.7 million and $113.1 million at July 31, 2003 and 2002, respectively.

We believe that cash on hand, the credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements.

Recently Issued Accounting Standards

In December 2002, the FASB (Financial Accounting Standards Board) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123, “Accounting for Stock-based Compensation”, to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current operations. We have not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, we have adopted the additional interim disclosure provisions required by SFAS 148 in the current quarter.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective at the beginning of the first interim period after June 15, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. We adopted this Statement in the current quarter where convertible mandatorily redeemable preferred stock is classified as a liability. Prior year presentation has been reclassified to conform to this Statement.

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In the three months ended July 31, 2003, we recognized $0 foreign currency gains/losses, after income taxes. In the three months ended July 31, 2002, we recognized foreign currency gains, after income taxes, of $1.3 million, primarily related to our Europe operations. Realization of translation gains or losses due to the translation of inter-company payables denominated in U.S. dollars is mitigated through the timing of repayment of these inter-company borrowings.

Interest Rate Risk. We primarily manage our exposure to fluctuations in interest rates through our regular financing activities that generally are short term and provide for variable market rates. As of July 31, 2003, we had no outstanding bank borrowings. We have $67.6 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2003 bearing interest primarily at variable rates payable at least annually.

In June 2002, we issued $40.0 million of 7.5% convertible debt and $10.0 million of 7.5% convertible preferred stock that is mandatorily redeemable by us if outstanding on June 13, 2010.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of July 31, 2003. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b) Reports on Form 8-K

On September 12, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated September 10, 2003, reporting our results of operations and financial condition for the quarter ended July 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: September 12, 2003	By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.