Form 10-Q
period 2003-10-31
KORN FERRY INTERNATIONAL
filed 2003-12-12
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003 or

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

Yes  ☒    No  ☐

The number of shares outstanding of our common stock as of December 10, 2003 was 37,622,368.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of October 31, 2003	As of April 30, 2003
	(unaudited)
ASSETS
Cash and cash equivalents	$64,403	$82,685
Receivables due from clients, net of allowance for doubtful accounts of $7,352 and $7,199	49,923	46,737
Income tax and other receivables	6,370	12,648
Deferred income taxes	9,162	9,162
Prepaid expenses	9,974	10,403

Total current assets	139,832	161,635

Property and equipment, net	23,541	27,698
Cash surrender value of company owned life insurance policies, net of loans	54,012	53,143
Deferred income taxes	24,923	23,897
Goodwill	96,734	94,729
Deferred financing costs, investments and other	6,995	7,911

Total assets	$346,037	$369,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$	$5,099
Accounts payable	7,438	8,651
Compensation and benefits payable	33,990	52,206
Other accrued liabilities	26,148	23,006

Total current liabilities	67,576	88,962
Deferred compensation and other retirement plans	52,595	49,944
Long-term debt	42,864	41,364
Other liabilities	11,054	12,682
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $10,100	10,055	9,606

Total liabilities	184,144	202,558

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 38,912 and 38,642 shares issued and 37,780 and 37,590 shares outstanding	304,098	302,021
Retained deficit	(133,823)	(126,607)
Unearned restricted stock compensation	(2,646)	(1,560)
Accumulated other comprehensive loss	(4,652)	(6,044)

Stockholders’ equity	162,977	167,810
Less: Notes receivable from stockholders	(1,084)	(1,355)

Total stockholders’ equity	161,893	166,455

Total liabilities and stockholders’ equity	$346,037	$369,013

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Fee revenue	$76,650	$79,572	$149,237	$163,522
Reimbursed out-of-pocket engagement expenses	5,315	6,086	11,061	11,924

Total revenue	81,965	85,658	160,298	175,446

Compensation and benefits	51,355	55,581	102,673	115,088
General and administrative expenses	17,492	19,921	34,302	38,597
Out-of-pocket engagement expenses	5,460	5,753	11,256	11,817
Depreciation and amortization	2,500	4,061	5,287	8,292
Restructuring charges	—	16,281	8,526	16,281

Total operating expenses	76,807	101,597	162,044	190,075

Operating income (loss)	5,158	(15,939)	(1,746)	(14,629)
Interest income and other income, net	9	411	470	1,383
Interest expense	2,714	2,397	5,423	5,053

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	2,453	(17,925)	(6,699)	(18,299)
Provision for income taxes	475	488	931	1,058
Equity in earnings of unconsolidated subsidiaries	243	396	414	757

Net income (loss)	2,221	(18,017)	(7,216)	(18,600)
Accretion on redeemable convertible preferred stock		(242)		(366)

Net income (loss) attributed to common stockholders	$2,221	$(18,259)	$(7,216)	$(18,966)

Basic earnings (loss) per common share	$0.06	$(0.48)	$(0.19)	$(0.50)

Basic weighted average common shares outstanding	37,491	37,701	37,457	37,672

Diluted earnings (loss) per common share	$0.06	$(0.48)	$(0.19)	$(0.50)

Diluted weighted average common shares outstanding	39,669	37,701	37,457	37,672

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended October 31,
	2003	2002
	(unaudited)
Cash from operating activities:
Net loss	$(7,216)	$(18,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,252	7,655
Amortization of intangible assets	35	638
Amortization of note payable discount		164
Interest paid in kind and amortization on convertible securities	2,243	1,318
Loss on disposition of property and equipment	83	31
Unrealized loss on marketable securities and other assets		353
Provision for doubtful accounts	1,833	4,122
Cash surrender value gains	(2,203)	(394)
Deferred income tax (benefit) provision	(1,026)	401
Asset impairment charge	464	798
Restructuring charge		1,554
Restricted stock compensation	856	685
Variable stock-based compensation	535
Change in other assets and liabilities, net of acquisitions:
Deferred compensation	2,801	2,709
Receivables	1,955	15,250
Prepaid expenses	429	(915)
Investment in unconsolidated subsidiaries	331	(609)
Income taxes		925
Accounts payable and accrued liabilities	(16,287)	(26,485)
Other	(1,386)	6,252

Net cash used in operating activities	(11,301)	(4,148)

Cash from investing activities:
Purchase of property and equipment	(948)	(277)
Premiums on life insurance	(1,127)	(2,466)
Surrender of life insurance policies	1,917
Purchase of Futurestep minority shares	(570)

Net cash used in investing activities	(728)	(2,743)

Cash from financing activities:
Issuance of convertible debt, preferred stock and warrants, net		45,679
Payments on previous credit facility		(39,000)
Payment of shareholder acquisition notes	(5,099)	(5,128)
Payments on life insurance policy loans	(1,574)
Net borrowings under life insurance policies	1,421	2,557
Purchase of common stock and payment on related notes	(676)	(485)
Issuance of common stock and receipts on stockholders’ notes	397	740

Net cash (used in) provided by financing activities	(5,531)	4,363

Effect of exchange rate changes on cash flows	(722)	(3,104)

Net decrease in cash and cash equivalents	(18,282)	(5,632)
Cash and cash equivalents at beginning of the period	82,685	66,128

Cash and cash equivalents at end of the period	$64,403	$60,496

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and six months ended October 31, 2003 and 2002 include the accounts of Korn/Ferry International (“KFY”), all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 (“Annual Report”) and should be read together with the Annual Report.

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

Stock Based Compensation

The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, no stock-based compensation is reflected in net income (loss), when stock options granted under the Company’s stock option plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. This rule amends SFAS No. 123, “Accounting for Stock-based Compensation,” to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required interim financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in current operations. The Company has not adopted the provisions of SFAS No. 123 for expensing stock-based compensation; however, the Company has adopted the additional interim disclosure provisions required by SFAS 148.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 148:

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss) attributed to common stockholders, as reported	$2,221	$(18,259)	$(7,216)	$(18,966)
Stock-based employee compensation charges:
Determined under the intrinsic-value based method			535
Determined under the fair-value based method	(4,108)	(9,134)	(9,465)	(17,199)

Net loss attributed to common stockholders, as adjusted	$(1,887)	$(27,393)	$(16,146)	$(36,165)

Basic EPS
As reported	$0.06	$(0.48)	$(0.19)	$(0.50)
Pro forma	$(0.05)	$(0.73)	$(0.43)	$(0.96)
Dilutive EPS
As reported	$0.06	$(0.48)	$(0.19)	$(0.50)
Pro forma	$(0.05)	$(0.73)	$(0.43)	$(0.96)

The fair value of options granted in the three and six months ended October 31, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, effective as of the first interim period beginning after June 15, 2003. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity’s assets, liabilities and results of operations in their consolidated financial statements. The impact upon adoption of this standard did not have an impact on the results of the Company’s operations or financial position.

2. Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share (“diluted EPS”) reflects the potential dilution that would occur if all outstanding

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

options or other contracts to issue common stock were exercised or converted and was computed by dividing the net income (loss) by the weighted average number of common shares plus dilutive common equivalent shares outstanding. Following is a reconciliation of the numerator and denominator used in the computation of basic and diluted EPS:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss) (Numerator):
Net income (loss)	$2,221	$(18,017)	$(7,216)	$(18,600)
Accretion on redeemable convertible preferred stock		(242)		(366)

Net income (loss) for basic EPS	$2,221	$(18,259)	$(7,216)	$(18,966)

Adjustment for interest expense on Convertible Preferred Stock	275

Net income (loss) for diluted EPS, after assumed conversion of Preferred Stock	$2,475	$(18,259)	$(7,216)	$(18,966)

Shares (Denominator):
Weighted average shares for basic EPS	37,491	37,701	37,457	37,672
Effect of convertible debt
Effect of convertible preferred stock	1,067
Effect of warrants
Effect of restricted stock	43
Effect of stock options	1,064
Effect of employee stock purchase plan	4

Adjusted weighted average shares for diluted EPS	39,669	37,701	37,457	37,672

Basic earnings (loss) per share	$0.06	$(0.48)	$(0.19)	$(0.50)

Diluted earnings (loss) per share	$0.06	$(0.48)	$(0.19)	$(0.50)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the six months ended October 31, 2003 would have been 39,288.

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income (loss) is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net income (loss)	$2,221	$(18,017)	$(7,216)	$(18,600)
Foreign currency translation adjustment	2,056	762	1,392	2,378

Comprehensive income (loss)	$4,277	$(17,255)	$(5,824)	$(16,222)

The accumulated other comprehensive loss of $4.7 million at October 31, 2003 is comprised of foreign currency translation adjustments.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

4. Restructuring Charges

Based on deteriorating economic conditions in fiscal 2002, the Company began a series of restructuring initiatives to address its cost structure and to reposition the enterprise to gain market share and take advantage of any potential economic up-trend. These business realignment initiatives reduced the Company’s work force by nearly 30%, or over 850 employees. Such initiatives included consolidating back-office functions of Futurestep and executive recruitment, exiting the college recruitment market, discontinuing the operations of JobDirect and writing-down related assets and goodwill. These restructuring initiatives resulted in total charges of $93.2 million and $16.3 million against operating results in fiscal 2002 and 2003, respectively.

In June 2003, the Company further streamlined its infrastructure and improved organizational efficiencies. Near term activities focused on the continued consolidation of back-office functions, reduction of corporate and administrative overhead, and other adjustments to its cost base. As such, the Company incurred a restructuring charge of $8.5 million, which includes $6.7 million of severance and benefits related to 162 staff reductions, $0.9 million related to facilities, $0.4 million related to the write-off of related assets and $0.5 million related to other charges.

Operating results include restructuring charges related to the following business segments in the six months ended October 31, 2003:

	Restructuring
	Severance	Facilities	Total
Executive recruitment
North America	$455	$(191)	$264
Europe	4,405	505	4,910
Asia Pacific	160		160
South America	58		58

Total executive recruitment	5,078	314	5,392
Futurestep	1,474	1,508	2,982
Corporate	152		152

Total	$6,704	$1,822	$8,526

Executive recruitment severance of $5.1 million includes 112 employees terminated. The $0.3 million of facilities restructuring charge is net of a $0.8 million favorable adjustment related to previously reported restructured properties as a result of subleases signed at better terms than originally anticipated. The facilities restructuring charge primarily relates to lease termination costs, net of estimated sublease income, for excess space in three executive recruitment offices and includes $0.2 million related to the write-down of fixed assets and $0.3 million of other restructuring charges.

Futurestep severance of $1.5 million includes 43 employees terminated. Facilities of $1.5 million primarily relates to five Futurestep Europe offices that were closed as employees were co-located with executive recruitment offices and includes $0.2 million related to the write-down of related fixed assets and $0.2 million of other restructuring charges.

Corporate severance of $0.1 million includes 7 employees terminated.

Operating results include restructuring charges related to the following business segments in the three and six months ended October 31, 2002:

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

	Restructuring
	Severance	Facilities	Total
Executive recruitment
North America	$2,313	$4,331	$6,644
Europe	809	3,641	4,450
Asia Pacific	312		312

Total executive recruitment	$3,434	$7,972	$11,406
Futurestep	761	3,036	3,797
Corporate	1,078		1,078

Total	$5,273	$11,008	$16,281

The total restructuring charge for severance in the amount of $5,273 includes severance for approximately 130 employees.

The facilities restructuring charge of $7,972 in executive recruitment relates primarily to lease termination costs, net of estimated sublease income, for excess space in eight executive recruitment offices due to the reduction in workforce and includes $1,042 related to unamortized leasehold improvements and $109 related to the write-off of facility related assets.

The facilities restructuring charge of $3,036 relates to eight Futurestep offices that were closed as employees were co-located with executive recruitment in Europe and Asia Pacific and includes $340 related to unamortized leasehold improvements and $689 related to the write-off of facility related assets.

A roll-forward of the restructuring liability at October 31, 2003 is as follows:

	Restructuring
	Severance	Facilities	Total
Liability as of April 30, 2003	$821	$13,965	$14,786
Charged to expense	6,704	1,822	8,526
Non-cash items		(401)	(401)
Payments	(4,138)	(3,948)	(8,086)

Liability as of October 31, 2003	$3,387	$11,438	$14,825

The severance accrual includes amounts paid monthly and are expected to be paid in full by September 2004. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of estimated sublease income, of which $8.9 million is included in other long-term liabilities, paid over the next eight years.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective at the beginning of the first interim period after June 15, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement and classified its convertible mandatorily redeemable preferred stock as a liability. Prior year consolidated balance sheet has been reclassified to conform to this Statement. The Company also reported its accretion on redeemable convertible preferred stock to interest expense in the three and six months ended October 31, 2003.

The securities may be redeemed at the option of the purchasers after June 13, 2008, the sixth anniversary of the closing date, at a price equal to 101% of the issuance price plus all accrued interest and dividends. The securities are

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

mandatorily redeemable if outstanding on June 13, 2010, at a price equal to 101% of the issuance price plus accrued interest and dividends. From the third to the sixth year, the securities are subject to optional redemption by the Company provided certain minimum price targets of the Company’s common stock are achieved.

Interest and dividends are payable semi-annually with 1% payable in cash and 6.5% payable in additional Notes and Preferred Stock for the first two year period from the date of issuance. Thereafter, interest and dividends are payable in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and are being amortized as interest expense using the effective interest method over the life of securities with respect to $3.4 million allocated to the Notes and $0.9 million allocated to the Preferred Stock.

6. Business Segments

The Company operates in two global business segments, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from strategic management assessment and other consulting engagements is included in executive recruitment. Futurestep is managed on a worldwide basis by the President of Futurestep. The executive recruitment geographic regional leaders and the President of Futurestep report directly to the Chief Executive Officer of the Company.

A summary of the Company’s results of operations by business segment are as follows:

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Fee revenue:
Executive recruitment:
North America	$40,615	$42,312	$77,022	$84,475
Europe	17,860	19,157	36,015	41,321
Asia Pacific	8,314	8,775	16,321	16,847
South America	2,380	1,551	4,301	3,658

Total executive recruitment	69,169	71,795	133,659	146,301
Futurestep	7,481	7,777	15,578	17,221

Total fee revenue	76,650	79,572	149,237	163,522
Reimbursed out-of-pocket engagement expenses	5,315	6,086	11,061	11,924

Total revenue	$81,965	$85,658	$160,298	$175,446

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Operating income (loss) before restructuring charges
Executive recruitment:
North America	$8,260	$7,702	$14,338	$14,158
Europe	324	34	347	2,719
Asia Pacific	217	1,119	976	435
South America	350	(618)	400	(949)

Total executive recruitment	9,151	8,237	16,061	16,363
Futurestep	479	(1,816)	(70)	(2,729)
Corporate	(4,472)	(6,079)	(9,211)	(11,982)

Operating income before restructuring charges	5,158	342	6,780	1,652
Restructuring charges (Note 4)	—	(16,281)	(8,526)	(16,281)

Total operating income (loss)	$5,158	$(15,939)	$(1,746)	$(14,629)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a premier executive recruitment firm with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment solutions (through Futurestep), strategic management assessment and executive coaching. We have approximately 385 executive recruitment consultants and 49 Futurestep consultants based in 70 cities across 36 countries. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2003 were for board level, chief executive and other senior executive positions and our 3,250 clients included approximately 40% of the Fortune 500 companies. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2003 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

In the current quarter we reported positive earnings per share for the first time since fourth quarter of fiscal 2001. The improvement in our earnings reflects the success of our multi-product strategy coupled with our restructuring initiatives and cost savings efforts discussed below.

Based on deteriorating economic conditions in fiscal 2002, we began a series of restructuring initiatives to address our cost structure and to reposition ourselves to gain market share and take full advantage of the eventual economic recovery. These restructuring initiatives resulted in total charges of $93.2 million and $16.3 million in fiscal 2002 and 2003, respectively.

In June 2003, we recorded a restructuring charge of $8.5 million representing $6.7 million of severance and benefits related to 162 employees, $0.9 million related to facilities, $0.4 million related to the write-off of related assets and $0.5 million related to other charges.

The following table summarizes the restructuring charge for the six months ended October 31, 2003:

	Severance	Facilities and Other	Total
Executive recruitment
North America	$455	$(191)	$264
Europe	4,405	505	4,910
Asia Pacific	160		160
South America	58		58

Total executive recruitment	5,078	314	5,392
Futurestep	1,474	1,508	2,982
Corporate	152		152

Total	$6,704	$1,822	$8,526

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2003 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three and six months ended October 31, 2003 and 2002 as a percentage of fee revenue:

	Three months ended October 31,		Six months ended October 31,
	2003	2002	2003	2002
Fee revenue	100%	100%	100%	100%
Total revenue	107	108	107	107
Compensation and benefits	67	70	69	70
General and administrative expenses	23	25	23	24
Out-of-pocket engagement expenses	7	7	7	7
Depreciation and amortization	3	5	3	5
Restructuring charges	0	21	6	10
Operating income (loss)	7	(20)	(1)	(9)
Net income (loss)	3	(23)	(5)	(11)

*	Operating income (loss), excluding restructuring charges, as a percentage of fee revenue was 1% for the three and six months ended October 31, 2002. Operating income (loss), excluding restructuring charges, was 5%for the six months ended October 31, 2003. On the same basis, net income (loss) as a percentage of fee revenue was (2%) and (1%) for the three and six months ended October 31, 2002 , and 1% for the six months ended October 31, 2003.

The following tables summarize the results of our operations by business segment. The operating margin is calculated based on fee revenue.

	Three Months Ended October 31,				Six Months Ended October 31,
	2003		2002		2003		2002
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$40,615	53%	$42,312	53%	$77,022	52%	$84,475	52%
Europe	17,860	23	19,157	24	36,015	24	41,321	25
Asia Pacific	8,314	11	8,775	11	16,321	11	16,847	10
South America	2,380	3	1,551	2	4,301	3	3,658	2

Total executive recruitment	69,169	90	71,795	90	133,659	90	146,301	89
Futurestep	7,481	10	7,777	10	15,578	10	17,221	11

Total fee revenue	76,650	100%	79,572	100%	149,237	100%	163,522	100%
Reimbursed expenses	5,315		6,086		11,061		11,924

Total revenue	$81,965		$85,658		$160,298		$175,446

	Three Months Ended October 31,				Six Months Ended October 31,
	2003		2002		2003		2002
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$8,260	20%	$1,058	3%	$14,074	18%	$7,514	9%
Europe	324	2	(4,416)	(23)	(4,563)	(13)	(1,731)	(4)
Asia Pacific	217	3	807	9	816	5	123	1
South America	350	15	(618)	(40)	342	8	(949)	(26)

Total executive recruitment	9,151	13	(3,169)	(4)	10,669	8	4,957	3
Futurestep	479	6	(5,613)	(72)	(3,052)	(20)	(6,526)	(38)
Corporate	(4,472)		(7,157)		(9,363)		(13,060)

Total operating income (loss)	$5,158	7%	$(15,939)	(20%)	$(1,746)	(1%)	$(14,629)	(9%)

	Three Months Ended October 31,				Six Months Ended October 31,
	2003		2002		2003		2002
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Adjusted operating income (loss) (a)
Executive recruitment:
North America	$8,260	20%	$7,702	18%	$14,338	19%	$14,158	17%
Europe	324	2	34	0	347	1	2,719	7
Asia Pacific	217	3	1,119	13	976	6	435	3
Latin America	350	15	(618)	(40)	400	9	(949)	(26)

Total executive recruitment	9,151	13	8,237	11	16,061	12	16,363	11
Futurestep	479	6	(1,816)	(23)	(70)	(0)	(2,729)	(16)
Corporate	(4,472)		(6,079)		(9,211)		(11,982)

Total adjusted operating income (loss)	$5,158	7%	$342	0%	$6,780	5%	$1,652	1%

(a)	Adjusted operating income (loss) are non-GAAP financial measures and exclude restructuring charges of $16.3 million for the three and six months ended October 31, 2002 as follows: $6.6 million in North America, $4.5 million in Europe, $0.3 million in Asia Pacific, $3.8 million in Futurestep, and $1.1 million in Corporate, respectively. Adjusted operating income (loss) excludes restructuring charges of $8.5 million for the six months ended October 31, 2003, as follows: $0.3 million in North America, $4.9 million in Europe, $0.2 million in Asia Pacific, $3.0 million in Futurestep and $0.1 million in Corporate, respectively. These charges primarily relate to severance and facility charges and do not affect fee revenue or revenue. The Company presents adjusted amounts as alternative measures to the actual amounts for comparison purposes. The Company uses the adjusted amounts to analyze its operating results since it believes that the restructuring charges do not reflect, and make it difficult to compare, the Company’s ongoing operations over various quarters.

Three Months Ended October 31, 2003 Compared to Three Months Ended October 31, 2002

Fee Revenue. Fee revenue decreased $2.9 million, or 4%, to $76.7 million for the three months ended October 31, 2003 compared to $79.6 million for the three months ended October 31, 2002. The decrease in fee revenue was due to the challenging economic environment.

Executive Recruitment—With the exception of South America, all geographic regions reported lower fee revenue in the three months ended October 31, 2003 compared to the same period last year. North America fee revenue declined $1.7 million, or 4%, to $40.6 million in the current quarter primarily due to the challenging economic environment partially offset by increases in the number of new engagements opened as well as a slight increase in average fee. Europe reported fee revenue of $17.9 million, a decline of $1.3 million, or 7%, compared to the same period last year primarily driven by the challenging economic environment. Europe also reported a slight increase in the number of engagements opened partially offset by a slight a decrease in average fees. Asia Pacific fee revenue declined $0.5 million, or 5%, to $8.3 million compared to the same period last year primarily due to the challenging economic environment. Asia Pacific’s number of engagements and average fee remained fairly constant compared to prior year quarter. South America reported fee revenue of $2.4 million, an increase of $0.8 million, or 53%, compared to the same period last year primarily due to an increase the number of engagements.

Futurestep—Fee revenue decreased $0.3 million, or 4%, to $7.5 million in the three months ended October 31, 2003 compared to $7.8 million in the three months ended October 31, 2002. Europe had a decrease in fee revenue of $1.2 million, or 26% over prior year offset by an increase in North America fee revenues of $1.0 million, or 49% over prior year. The increase in North America fee revenues is due to the successful roll-out of the Company’s managed services and large project strategy, which resulted in an increase in the number of engagements. The decrease in Europe fee revenue reflects the restructuring of Futurestep Europe operations.

Compensation and Benefits. Compensation and benefits expense decreased $4.2 million, or 8%, to $51.4 million in the three months ended October 31, 2003 compared to $55.6 million in the three months ended October 31, 2002. The decrease in executive recruitment compensation and benefits costs of $2.1 million, or 5%, reflects the reduction in our workforce in the last twelve months. Executive recruitment compensation and benefits expense as a percentage of fee revenue remained constant at 64% in both periods. Futurestep compensation and benefits expense declined $0.9 million, or 15%, to $5.2 million in the current quarter compared to the same period last year reflecting the reduction in the number of employees in the last twelve months. As a percentage of fee revenue, Futurestep compensation and benefits expense decreased to 69% in the current quarter from 78% in the same period last year. Corporate compensation and benefits expense declined $1.2 million, or 35%, reflecting the reduction in our workforce.

General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 12%, to $17.5 million in the three months ended October 31, 2003 compared to $19.9 million in the same period last year. In executive recruitment, general and administrative expenses decreased $0.7 million, or 5%. The decline was due to a decrease in facilities and office costs resulting from restructuring initiatives coupled with a decline in bad debt expenses as a result of better receivable performance. These decreases were offset by an increase in professional services and other cost associated with partner meetings held worldwide. As a percentage of fee revenue, executive recruitment general and administrative expenses remained constant at 20% in both periods. Futurestep general and administrative expenses decreased $1.4 million, or 49%, as compared to the same period last year primarily due to a decrease in facilities and office costs resulting from restructuring initiatives coupled with a decrease in professional services and business development costs. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 19% in the current quarter from 36% in the same period last year. Corporate general and administrative expenses decreased $0.4 million, or 15%, as a result of our on going cost reduction efforts.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients.

Out-of-pocket engagement expenses of $5.5 million in the three months ended October 31, 2003 decreased $0.3 million, or 5%, from $5.8 million in the three months ended October 31, 2002. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $1.6 million, or 38%, compared to the same period last year as a result of a significant amount of fixed assets becoming fully depreciated in the second half of fiscal 2003.

Operating Income (Loss.) Operating income was $5.2 million in the current quarter compared to an operating loss of $15.9 million in the same period last year. Excluding restructuring charges of $16.3 million in the three months ended October 31, 2002, operating income improved $4.8 million from an adjusted operating income of $0.3 million.

Executive recruitment operating income increased to $9.2 million, or 13% of fee revenue in the three months ended October 31, 2003 compared to adjusted operating income of $8.2 million, or 12% of fee revenue, in the three months ended October 31, 2002. Adjusted operating income excludes restructuring charges of $11.4 million in the three months ended October 31, 2002. The $1.0 million increase in executive recruitment operating income reflects $4.3 million of cost savings as a result of the Company’s restructuring and costs savings efforts partially offset by a decrease of $3.3 million in revenue year over year. The increase in operating income was primarily driven by North America which represented $0.6 million of the increase and Europe which represented $0.3 million of the increase.

Futurestep operating income of $0.5 million improved $2.3 million compared to adjusted operating loss of $1.8 million, excluding restructuring charges of $3.8 million in the three months ended October 31, 2002. The improvement in operating income reflects the success of the Company’s managed services and large project strategy roll-out. Operating income was 6% of fee revenue in the current quarter compared to (23%) of fee revenue in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.2 million for the three months ended October 31, 2003 and 2002. Other loss was $0.2 million in the three months ended October 31, 2003 compared to other income of $0.2 million in the three months ended October 31 ,2002.

Interest Expense. Interest expense, primarily related to the borrowings under Company Owned Life Insurance (“COLI”) policies and the Company’s convertible securities, was $2.7 million, comparable with the same period last year. The accretion on redeemable convertible preferred stock of $0.3 million was reported as interest expense in the three months ended October 31, 2003.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $0.5 million, consistent with the same period last year. Although we reported a pretax loss in the prior year, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in earnings or loss of the Mexico subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings of $0.2 million decreased in the current quarter compared to $0.4 million the same period last year due to lower revenues reported in the current quarter.

Six Months Ended October 31, 2003 Compared to Six Months Ended October 31, 2002

Fee Revenue. Fee revenue decreased $14.3 million, or 9%, to $149.2 million for the six months ended October 31, 2003 compared to $163.5 million for the six months ended October 31, 2002. The decrease in fee revenue was a result of the continued weakness in the global economy.

Executive Recruitment—With the exception of South America, all geographic regions reported lower fee revenue in the six months ended October 31, 2003 compared to the same period last year. North America fee revenue declined $7.5 million, or 9%, to $77.0 million in the current period primarily due to the challenging economic environment partially offset by increases in the number of new engagements opened as well as an increase in average fees in the current period. Europe reported fee revenue of $36.0 million, a decline of $5.3 million, or 13%, compared to the same period last year primarily driven by the challenging economic environment. Europe also reported an increase in the number of engagements opened as well as a slight increase in average fees in the current period compared to the same period last year. Asia Pacific fee revenue declined $0.5 million, or 3%, to $16.3 million primarily due to the challenging economic environment. Asia Pacific’s number of engagements and average fee remained fairly constant compared to the same period last year. South America reported fee revenue of $4.3 million, an increase of $0.6 million, or 18%, compared to the same period last year primarily due to an increase in average fees while the number of engagements decreased slightly.

Futurestep—Fee revenue decreased $1.6 million, or 10%, to $15.6 million in the six months ended October 31, 2003 compared to $17.2 million in the six months ended October 31, 2002. Europe decreased $2.8 million in fee revenue primarily as a result of the restructuring of Futurestep Europe operations. The decrease in fee revenues was offset by an increase of $1.1 million in North America fee revenues due to the successful roll-out of the Company’s managed services and large project strategy, which resulted in an increase in the number of engagements. Asia Pacific had an increase of $0.1 million in fee revenue.

Compensation and Benefits. Compensation and benefits expense decreased $12.4 million, or 11%, to $102.7 million in the six months ended October 31, 2003 compared to $115.1 million in the six months ended October 31, 2002. The decrease in executive recruitment compensation and benefits costs of $8.8 million, or 10%, reflects the reduction in our workforce in the last twelve months. Executive recruitment compensation and benefits expense as a percentage of fee revenue was 65% for both periods. Futurestep compensation and benefits expense declined $1.5 million, or 12%, to $11.0 million in the current period compared to the same period last year reflecting a reduction in our workforce as a result of the restructuring initiatives. As a percentage of fee revenue, Futurestep compensation and benefits expense was 71% in the current period an improvement of two percentage points compared to the same period last year. Corporate compensation and benefits decreased $2.1 million, or 30%, reflecting a reduction in our workforce.

General and Administrative Expenses. General and administrative expenses decreased $4.3 million, or 11%, to $34.3 million in the six months ended October 31, 2003 compared to $38.6 million in the same period last year. In executive recruitment, general and administrative expenses decreased $1.8 million, or 6%. The decline was primarily due to a decrease in bad debt expense as a result of better receivable performance and a decrease in facilities and office costs as a result of the restructuring initiatives. These decreases were offset by an increase in professional services costs and other costs incurred in conjunction with partner meetings held worldwide. As a percentage of fee revenue, executive recruitment general and administrative expenses was 20% for both periods. Futurestep general and administrative expenses decreased $1.9 million, or 35%, primarily due to a decrease in facilities and office costs resulting from our restructuring initiatives. Futurestep general and administrative expenses as a percentage of fee revenue decreased to 23% in the current period from 32% in the same period last year. Corporate general and administrative expenses decreased $0.5 million, or 12%, primarily due to a decrease in advertising costs partially off set by an increase in professional services costs.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses of $11.2 million in the six months ended October 31, 2003 decreased $0.6 million, or 5%, compared to $11.8 million in the six months ended October 31, 2002. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $3.0 million, or 36%, compared to the same period last year primarily as a result of a significant amount of fixed assets becoming fully depreciated in the second half of fiscal 2003.

Operating Income. Operating loss was $1.7 million in the six months ended October 31, 2003 compared to $14.6 million in the six months ended October 31, 2002. Excluding restructuring charges of $8.5 million and $16.3 million in the six months ended October 31, 2003 and 2002, respectively, adjusted operating income increased $5.1 million to $6.8 million compared to adjusted operating income of $1.7 million in the same period last year.

Executive recruitment adjusted operating income slightly decreased to $16.1 million, or 12% of fee revenue in the six months ended October 31, 2003 compared to $16.4 million, or 11% of fee revenue, in the six months ended October 31, 2002. Adjusted operating income excludes restructuring charges of $5.4 million and $11.4 million in the three months ended October 31, 2003 and 2002, respectively. This decline in adjusted operating income was primarily driven by Europe with a reduction of $2.4 million. This decline was partially offset by an improvement of $0.2 million, $0.5 million and $1.3 million in operating income in North America, Asia Pacific and South America, respectively.

Futurestep adjusted operating loss improved $2.7 million reflecting the success of the Company’s managed services and large project strategy roll-out. Adjusted operating income excludes restructuring charges of $3.0 million and $3.8 million in the six months ended October 31, 2003 and 2002, respectively. Futurestep broke even in the current period compared to (16%) of fee revenue in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.5 million and $0.7 million for the six months ended October 31, 2003 and 2002, respectively. The decrease in interest income is primarily due to a lower average investment balance compared to the same period last year. Other loss was $0.1 million in the current period compared to other income of $0.7 million in the same period last year. Other income of $0.7 million primarily relates to favorable foreign exchange rates on an offshore investment.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and the Company’s convertible securities, was $5.4 million and $5.1 million in the six months ended October 31, 2003 and, 2002, respectively. The accretion on redeemable convertible preferred stock of $0.5 million was reported as interest expense in the six months ended October 31, 2003.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $0.9 million in the six months ended October 31, 2003 compared to $1.1 million in the six months ended October 31, 2002. Although we reported a pretax loss in both periods, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings or loss of the Mexico subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings of $0.4 million decreased in the current period compared to $0.8 million in the same period last year due to lower revenues in the current period.

Liquidity and Capital Resources

Cash used in operating activities was $11.3 million in the six months ended October 31, 2003 and $4.1 million in the same period last year. The increase in operating cash used in the current period is primarily due to the increase of receivables partially offset with the decrease in net loss in six months ended October 31, 2003 compared to the same period last year.

Cash used in investing activities was $0.7 million in the six months ended October 31, 2003 compared to $2.7 million for the same period last year. In the six months ended October 31, 2003 and 2002, cash used in investing activities was primarily related to premiums on Company Owned Life Insurance, or COLI. In the current period, we received $1.9 million of proceeds in conjunction with the surrender of life insurance policies.

Capital expenditures consist primarily of systems hardware and software costs, upgrades to information systems and leasehold improvements. The expenditures in the six months ended October 31, 2003 and 2002 were $0.9 million and $0.3 million, respectively.

Cash used by financing activities was $5.5 million and cash provided by financing activities was $4.4 million during the six months ended October 31, 2003 and 2002, respectively. In the current period, we made payments of $1.6 million on life insurance policy loans and purchased 77,000 in common stock for $0.7 million in conjunction with our Employee Stock Purchase Plan (ESPP). In the same period last year, we received net proceeds of $45.7 million from the issuance of convertible securities and paid the net outstanding borrowings of $39.0 million on our previous credit facility.

We obtained a $30 million Senior Secured Revolving Credit Facility in February 2003. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility, as amended, is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. The facility matures in February 2005. As of October 31, 2003, we had no borrowings outstanding on our amended credit facility.

Total outstanding borrowings under COLI policies were $65.7 million and $60.7 million as of October 31, 2003 and 2002, respectively. Generally, we borrow under our COLI policies to pay premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $119.7 million and $113.3 million as of October 31, 2003 and 2002, respectively.

In the six months ended October 31, 2003, we issued an additional $1.4 million of 7.5% Convertible Subordinated Notes in lieu of interest paid in cash and $0.4 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of October 31, 2003, we had outstanding approximately $42.9 million in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $10.1 million.

We believe that cash on hand, the credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, effective as of the first interim period beginning after June 15, 2003. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity’s assets, liabilities and results of operations in their consolidated financial statements. The impact upon adoption of this standard did not have an impact on the results of our operations or financial position.

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

Financial results of foreign subsidiaries in countries with highly inflationary economies are reported in U.S. dollars. The financial statements of these subsidiaries are translated using a combination of current and historical rates of exchange and any translation adjustments are included in determining net income.

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In the six months ended October 31, 2003 and October 31, 2002, we recognized foreign currency losses, after income taxes, of $0.1 million and $1.2 million, respectively, primarily related to our operations in Europe. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

Interest Rate Risk. As of October 31, 2003, we had no outstanding bank borrowings. We had $65.7 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2003 bearing interest primarily at variable rates payable at least annually.

In June 2002, we issued $40.0 million of 7.5% Convertible Subordinated Notes and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if outstanding on June 2010.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of October 31, 2003. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	First Amendment to Credit Agreement, dated August 18, 2003, among the Company, the lenders thereto and Wells Fargo Bank, N.A., as administrative agent.

10.2	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003.

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b) Reports on Form 8-K

On December 12, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated December 10, 2003, reporting our results of operations and financial condition for the quarter ended October 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: December 12, 2003	By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer and Chief Financial Officer