Form 10-Q
period 2004-01-31
KORN FERRY INTERNATIONAL
filed 2004-03-12
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004 or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL

(Exact name of registrant as specified in its charter)

Delaware	95-2623879
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number	)

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

Yes (X) No (    )

The number of shares outstanding of our common stock as of March 9, 2004 was 37,894,244.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of January 31, 2004	As of April 30, 2003
	(unaudited)
ASSETS

Cash and cash equivalents	$76,906	$82,685
Receivables due from clients, net of allowance for doubtful accounts of $8,412 and $7,199	51,845	46,737
Income tax and other receivables	6,089	12,648
Deferred income taxes	9,162	9,162
Prepaid expenses	10,096	10,403

Total current assets	154,098	161,635
Property and equipment, net	22,167	27,698
Cash surrender value of company owned life insurance policies, net of loans	58,453	53,143
Deferred income taxes	25,263	23,897
Goodwill	100,151	94,729
Deferred financing costs, investments and other	7,518	7,911

Total assets	$367,650	$369,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

Notes payable	$—	$5,099
Accounts payable	7,032	8,651
Compensation and benefits payable	44,410	52,206
Other accrued liabilities	27,485	23,006

Total current liabilities	78,927	88,962
Deferred compensation and other retirement plans	52,156	49,944
Long-term debt	43,635	41,364
Other liabilities	10,854	12,682
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value, 11,120	10,284	9,606

Total liabilities	195,856	202,558
Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 39,156 and 38,642 shares issued and 38,000 and 37,590 shares outstanding	305,111	302,021
Retained deficit	(129,938)	(126,607)
Unearned restricted stock compensation	(2,170)	(1,560)
Accumulated other comprehensive loss	(178)	(6,044)

Stockholders’ equity	172,825	167,810
Less: Notes receivable from stockholders	(1,031)	(1,355)

Total stockholders’ equity	171,794	166,455

Total liabilities and stockholders’ equity	$367,650	$369,013

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Fee revenue	$81,362	$75,536	$230,599	$239,058
Reimbursed out-of-pocket engagement expenses	5,323	5,127	16,384	17,051

Total revenue	86,685	80,663	246,983	256,109
Compensation and benefits	53,625	54,549	156,298	169,637
General and administrative expenses	18,724	16,697	53,026	55,294
Out-of-pocket engagement expenses	5,544	5,234	16,800	17,051
Depreciation and amortization	2,546	4,000	7,833	12,292
Restructuring charges	—	—	8,526	16,281

Total operating expenses	80,439	80,480	242,483	270,555
Operating income (loss)	6,246	183	4,500	(14,446)
Interest income and other income, net	591	87	1,061	1,470
Interest expense	2,370	2,704	7,793	7,757

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	4,467	(2,434)	(2,232)	(20,733)
Provision for income taxes	744	479	1,675	1,537
Equity in earnings of unconsolidated subsidiaries	162	354	576	1,111

Net income (loss)	3,885	(2,559)	(3,331)	(21,159)
Accretion on redeemable convertible preferred stock	—	(245)	—	(611)

Net income (loss) attributed to common stockholders	$3,885	$(2,804)	$(3,331)	$(21,770)

Basic earnings (loss) per common share	$0.10	$(0.07)	$(0.09)	$(0.58)

Basic weighted average common shares outstanding	37,506	37,546	37,474	37,631

Diluted earnings (loss) per common share	$0.10	$(0.07)	$(0.09)	$(0.58)

Diluted weighted average common shares outstanding	40,639	37,546	37,474	37,631

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended January 31,
	2004	2003
	(unaudited)
Cash from operating activities:
Net loss	$(3,331)	$(21,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,779	11,328
Amortization of intangible assets	54	964
Amortization of note payable discount		244
Interest paid in kind and amortization of discount on convertible securities	3,390	2,190
Loss(gain) on disposition of property and equipment	144	(2)
Unrealized loss on marketable securities and other assets		610
Provision for doubtful accounts	3,299	4,513
Gains on cash surrender value of life insurance policies	(3,555)	(189)
Deferred income tax (benefit) provision	(1,366)	331
Asset impairment charge	464	1,113
Restructuring charge		1,554
Restricted stock compensation	1,332	974
Change in other assets and liabilities
Deferred compensation	2,362	3,886
Receivables	(1,914)	19,372
Prepaid expenses	307	(96)
Investment in unconsolidated subsidiaries	160	(454)
Income taxes		370
Accounts payable and accrued liabilities	(4,937)	(25,592)
Other	(2,124)	8,776

Net cash provided by operating activities	2,064	8,733

Cash from investing activities:
Purchase of property and equipment	(1,181)	(658)
Premiums on life insurance policies	(3,820)	(7,100)
Proceeds from surrender of life insurance policies	5,859
Proceeds from life insurance	594	738
Purchase of Futurestep minority shares	(570)

Net cash provided by (used in) investing activities	882	(7,020)

Cash from financing activities:
Proceeds from issuance of convertible debt, preferred stock and warrants, net	—	45,628
Payments on previous credit facility	—	(39,000)
Payment of shareholder acquisition notes	(5,099)	(9,528)
Payments on life insurance policy loans	(5,970)
Borrowings under life insurance policies	1,648	8,198
Purchase of common stock and payment on related notes	(969)	(1,298)
Proceeds from issuance of common stock and receipts on stockholders’ notes	2,291	743

Net cash (used in) provided by financing activities	(8,099)	4,743

Effect of exchange rate changes on cash flows	(626)	(4,181)

Net (decrease) increase in cash and cash equivalents	(5,779)	2,275
Cash and cash equivalents at beginning of the period	82,685	66,128

Cash and cash equivalents at end of the period	$76,906	$68,403

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and nine months ended January 31, 2004 and 2003 include the accounts of Korn/Ferry International (“KFY”) and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments, which management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2003 (“Annual Report”) and should be read together with the Annual Report.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 148:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net income (loss) attributed to common stockholders, as reported	$3,885	$(2,804)	$(3,331)	$(21,770)
Stock-based employee compensation charges:
Determined under the fair-value based method	(3,818)	(10,394)	(13,265)	(27,593)

Net income (loss) attributed to common stockholders, as adjusted	$67	$(13,198)	$(16,596)	$(49,363)

Basic EPS
As reported	$0.10	$(0.07)	$(0.09)	$(0.58)
Pro forma	$0.00	$(0.35)	$(0.44)	$(1.31)
Dilutive EPS
As reported	$0.10	$(0.07)	$(0.09)	$(0.58)
Pro forma	$0.00	$(0.35)	$(0.44)	$(1.31)

The fair value of options granted in the three and nine months ended January 31, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

	2004	2003
Expected stock volatility	64.3%	66.2%
Risk-free interest rate	4.04%	3.76%
Expected option life (in years)	7.50	7.50

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, effective as of the first annual or interim period ending after March 31, 2004. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity’s assets, liabilities and results of operations in their consolidated financial statements. The adoption of this pronouncement will not have an impact on the results of the Company’s operations or financial position.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

2.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share (“diluted EPS”) reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing the net income (loss), after assumed conversion of subordinated notes, by the weighted average number of common shares plus dilutive common equivalent shares outstanding. Following is a reconciliation of the numerator and denominator used in the computation of basic and diluted EPS:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net income (loss) (Numerator):
Net income (loss)	$3,885	$(2,559)	$(3,331)	$(21,159)
Accretion on redeemable convertible preferred stock		(245)		(611)

Net income (loss) for basic EPS	$3,885	$(2,804)	$(3,331)	$(21,770)

Shares (Denominator):
Weighted average shares for basic EPS	37,506	37,546	37,474	37,631
Effect of convertible subordinated notes
convertible preferred stock	1,091
warrants
restricted stock	140
stock options	1,893
employee stock purchase plan	9

Adjusted weighted average shares for diluted EPS	40,639	37,546	37,474	37,631

Basic earnings (loss) per share	$0.10	$(0.07)	$(0.09)	$(0.58)

Diluted earnings (loss) per share	$0.10	$(0.07)	$(0.09)	$(0.58)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises or conversions had been used, the fully diluted shares outstanding for the three and nine months ended January 31, 2004 would have been 45,004 and 44,183.

3.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income (loss) is as follows:

	Three Months Ended January 31,		Nine Months EndedJanuary 31,
	2004	2003	2004	2003
Net income (loss)	$3,885	$(2,559)	$(3,331)	$(21,159)
Foreign currency translation adjustment	4,473	3,860	5,865	6,238

Comprehensive income (loss)	$8,358	$1,301	$2,534	$(14,921)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

The accumulated other comprehensive loss of $0.2 million at January 31, 2004 is comprised of foreign currency translation adjustments.

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

Operating results include restructuring charges related to the following business segments in the nine months ended January 31, 2004:

	Restructuring
	Severance	Facilities	Total
Executive recruitment
North America	$455	$(191)	$264
Europe	4,405	505	4,910
Asia Pacific	160	—	160
South America	58	—	58

Total executive recruitment	5,078	314	5,392
Futurestep	1,474	1,508	2,982
Corporate	152		152

Total	$6,704	$1,822	$8,526

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

Futurestep severance of $1.5 million includes 43 employees terminated. Facilities of $1.5 million relates to five Futurestep Europe offices that were closed as employees were co-located with executive recruitment offices and includes $0.2 million related to the write-down of related fixed assets and $0.2 million of other restructuring charges.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

Corporate severance of $0.1 million includes 7 employees terminated.

In the three months ending January 31, 2003, revisions were made to costs associated with certain previously recorded restructuring charges as follows: a reduction of $893 related to facilities in North America, an increase of $893 related to facilities in Europe and an increase of $1,578 related to Futurestep facilities. In addition, the Company recognized a $1,578 gain primarily related to a litigation settlement related to a former subsidiary.

Operating results include restructuring charges related to the following business segments in the nine months ended January 31, 2003:

	Asset Impairment	Restructuring
	Other	Severance	Facilities	Total
Executive recruitment
North America	$109	$2,313	$3,329	$5,751
Europe	—	809	4,534	5,343
Asia/Pacific	—	312	—	312

Total executive recruitment	$109	$3,434	$7,863	$11,406
Futurestep	689	761	3,925	5,375
Corporate	(1,578)	1,078	—	(500)

Total	$(780)	$5,273	$11,788	$16,281

The total restructuring charge for severance in the amount of $5,273 includes severance for approximately 130 employees.

The facilities restructuring charge of $7,863 in executive recruitment relates primarily to lease termination costs, net of estimated sublease income, for excess space in eight executive recruitment offices due to the reduction in workforce and includes $1,042 related to unamortized leasehold improvements. The write-off of facility related assets was $109.

The facilities restructuring charge of $3,925 relates to eight Futurestep offices that were closed as employees were co-located with executive recruitment in Europe and Asia Pacific and includes $340 related to unamortized leasehold improvements. The write-off of facility related assets was $689.

A roll-forward of the restructuring liability at January 31, 2004 is as follows:

	Restructuring
	Severance	Facilities	Total
Liability as of April 30, 2003	$821	$13,965	$14,786
Charged to expense	6,704	1,822	8,526
Non-cash items	—	(401)	(401)
Payments	(5,771)	(4,368)	(10,139)

Liability as of January 31, 2004	$1,754	$11,018	$12,772

The severance accrual includes amounts paid monthly and are expected to be paid in full by September 2004. The accrued liability for facilities costs relates to commitments under operating leases, net of estimated sublease income, of which $8.5 million is included in other long-term liabilities, paid over the next eight years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” effective at the beginning of the first interim period after June 15, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement and classified its convertible mandatorily redeemable preferred stock as a liability. Prior year consolidated balance sheet has been reclassified to conform to this Statement. The Company also reported its accretion on redeemable convertible preferred stock to interest expense in the three and nine months ended January 31, 2004.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations by business segment are as follows:

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Fee revenue:
Executive recruitment:
North America	$42,074	$39,126	$119,096	$123,601
Europe	19,877	18,654	55,892	59,975
Asia Pacific	8,893	8,562	25,214	25,409
South America	1,973	1,829	6,274	5,487

Total executive recruitment	72,817	68,171	206,476	214,472
Futurestep	8,545	7,365	24,123	24,586

Total fee revenue	81,362	75,536	230,599	239,058
Reimbursed out-of-pocket engagement expenses	5,323	5,127	16,384	17,051

Total revenue	$86,685	$80,663	$246,983	$256,109

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Operating income (loss) before restructuring charges
Executive recruitment:
North America	$9,548	$4,945	$23,886	$19,103
Europe	604	2,550	951	5,269
Asia Pacific	1,234	941	2,210	1,376
South America	(26)	(46)	374	(995)

Total executive recruitment	11,360	8,390	27,421	24,753
Futurestep	628	(1,312)	558	(4,041)
Corporate	(5,742)	(6,895)	(14,953)	(18,877)

Operating income before restructuring charges	6,246	183	13,026	1,835
Restructuring charges (Note 4)			(8,526)	(16,281)

Total operating income (loss)	$6,246	$183	$4,500	$(14,446)

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

Overview

We are a leading provider of recruitment and leadership development services with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment services (through Futurestep), strategic management assessment and executive coaching. We have approximately 385 executive recruitment consultants and 45 Futurestep consultants based in nearly 70 cities across 36 countries. Our clients are many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies as well as government and not-for-profit organizations. Over half of the executive recruitment searches we performed in fiscal 2003 were for board level, chief executive and other senior executive positions and our 3,250 clients included approximately 40% of the Fortune 500 companies. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2003 were on behalf of clients for whom we had conducted multiple assignments over the last three fiscal years.

Our executive recruitment revenues are driven by the average number of billable engagements during the period as well as the number of new engagements opened during the period. Depending on when engagements are opened during a particular quarter, new engagements can impact revenue in the following quarter. Our revenues are also driven by changes in the average fees per engagement opened.

In the current quarter we reported positive earnings per share for the second consecutive quarter. The improvement in our earnings reflects the success of our multi-product strategy coupled with our restructuring initiatives and cost savings efforts discussed below.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended January 31, 2004 and 2003 as a percentage of fee revenue:

	Three months ended January 31,		Nine months ended January 31,
	2004	2003	2004	2003
Fee revenue	100%	100%	100%	100%
Total revenue	107	107	107	107
Compensation and benefits	66	72	68	71
General and administrative expenses	23	22	23	23
Out-of-pocket engagement expenses	7	7	7	7
Depreciation and amortization	3	5	3	5
Restructuring charges	0	0	4	7
Operating income (loss)*	8	0	2	(6)
Net income (loss)	5	(3)	(1)	(9)

*	Operating income (loss), excluding restructuring charges, as a percentage of fee revenue was 6% and 1% for the nine months ended January 31, 2004 and 2003, respectively. On the same basis, net income (loss) as a percentage of fee revenue was 3% and (2%) for the nine months ended January 31, 2004 and 2003, respectively.

The following tables summarize the results of our operations by business segment. The operating margin is calculated based on fee revenue.

	Three Months Ended January 31,				Nine Months Ended January 31,
	2004		2003		2004		2003
Fee revenue	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$42,074	52%	$39,126	52%	$119,096	52%	$123,601	52%
Europe	19,877	24	18,654	25	55,892	24	59,975	25
Asia Pacific	8,893	11	8,562	11	25,214	11	25,409	11
South America	1,973	2	1,829	2	6,274	3	5,487	2

Total executive recruitment	72,817	89%	68,171	90%	206,476	90%	214,472	90%
Futurestep	8,545	11	7,365	10	24,123	10	24,586	10

Total fee revenue	81,362	100%	75,536	100%	230,599	100%	239,058	100%
Reimbursed expenses	5,323		5,127		16,384		17,051

Total revenue	$86,685		$80,663		$246,983		$256,109

	Three Months Ended January 31,				Nine Months Ended January 31,
	2004		2003		2004		2003
Operating income (loss)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$9,548	23%	$5,838	15%	$23,622	20%	$13,352	11%
Europe	604	3	1,657	9	(3,959)	(7)	(74)	0
Asia Pacific	1,234	14	941	11	2,050	8	1,064	4
South America	(26)	(1)	(46)	(3)	316	5	(995)	(18)

Total executive recruitment	11,360	16	8,390	12	22,029	11	13,347	6
Futurestep	628	7	(2,890)	(39)	(2,424)	(10)	(9,416)	(38)
Corporate	(5,742)		(5,317)		(15,105)		(18,377)

Total operating income (loss) come (loss)	$6,246	8%	$183	0%	$4,500	2%	$(14,446)	(6)%

	Three Months Ended January 31,				Nine Months Ended January 31,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Adjusted operating income (loss) (a) Executive recruitment:
North America	$9,548	23%	$4,945	13%	$23,886	20%	$19,103	15%
Europe	604	3	2,550	14	951	2	5,269	9
Asia Pacific	1,234	14	941	11	2,210	9	1,376	5
Latin America	(26)	(1)	(46)	(3)	374	6	(995)	(18)

Total executive recruitment	11,360	16	8,390	12	27,421	13	24,753	12
Futurestep	628	7	(1,312)	(18)	558	2	(4,041)	(16)
Corporate	(5,742)		(6,895)		(14,953)		(18,877)

Total adjusted operating income (loss)	$6,246	8%	$183	0%	$13,026	6%	$1,835	1%

(a)	Adjusted operating income (loss) are non-GAAP financial measures and exclude restructuring charges of $1.6 million for Futurestep and ($1.6) million for Corporate for the three months ended January 31, 2003. Restructuring charges of $8.5 million for the nine months ended January 31, 2004 are as follows: $0.3 million in North America, $4.9 million in Europe, $0.2 million in Asia Pacific, $3.0 million in Futurestep, and $0.1 million in Corporate. Restructuring charges of $16.3 million for the nine months ended January 31, 2003 are as follows: $5.8 million in North America, $5.3 million in Europe, $0.3 million in Asia Pacific, $5.4 million in Futurestep, and ($0.5) million in Corporate. These charges primarily relate to severance and facility charges and do not affect fee revenue or revenue. We present adjusted amounts as alternative measures to the actual amounts for comparison purposes. We use the adjusted amounts to analyze our operating results since we believe that the restructuring charges do not reflect, and make it difficult to compare, our ongoing operations over various quarters.

Three Months Ended January 31, 2004 Compared to Three Months Ended January 31, 2003

Fee Revenue. Fee revenue increased $5.9 million, or 8%, to $81.4 million for the three months ended January 31, 2004 compared to $75.5 million for the three months ended January 31, 2003. The increase in fee revenue is attributable to an increase in the number of new engagements opened across all executive recruitment regions as well as an increase in North America fee revenue of $4.4 million. Exchange rates favorably impacted fee revenues by $4.3 million in the current quarter.

Executive Recruitment – All geographic regions reported higher fee revenue and an increase in the number of new engagements opened in the three months ended January 31, 2004 compared to the same period last year. Average fees per engagement were fairly consistent in all geographic regions with prior period at constant foreign exchange rates. North America fee revenue increased $2.9 million, or 8%, to $42.1 million in the current quarter due to the increase in the number of new engagements opened in the current quarter. Europe reported fee revenue of $19.9 million, an increase of $1.2 million, or 7%, compared to the same period last year driven by exchange rates that had a favorable impact on fee revenue. The number of new engagements opened in Europe increased approximately 30% compared to the same period last year. Asia Pacific fee revenue increased $0.3 million, or 4%, to $8.9 million compared to the same period last year. South America reported fee revenue of $2.0 million, an increase of $0.1 million, or 8%, compared to the same period last year driven by exchange rates that had a favorable impact on fee revenue.

Futurestep—Fee revenue increased $1.2 million, or 16%, to $8.5 million in the three months ended January 31, 2004 compared to $7.4 million in the three months ended January 31, 2003. North America had an increase in fee revenue of $1.5 million, or 86%, over prior year offset by a decrease in Europe fee revenues of $0.5 million, or 11%, over prior year. The increase in North America fee revenue is due to our strategic movement toward large projects, including managed services. The decrease in Europe fee revenue reflects the closing of certain Futurestep Europe entities, which generated $1.1 million in fee revenue in the prior period. Exchange rates increased Futurestep Europe fee revenues by $0.5 million.

Compensation and Benefits. Compensation and benefits expense decreased $0.9 million, or 2%, to $53.6 million in the three months ended January 31, 2004 compared to $54.5 million in the three months ended January 31, 2003. The decline in compensation and benefits expense reflects a reduction of approximately 150 employees which reduced compensation and benefit expense by approximately $3.7 million. This decline was partially offset by the unfavorable impact of exchange rates in the amount of $2.8 million in the current quarter versus prior year quarter. Executive recruitment compensation and benefits costs of $44.5 million was consistent with the same period last year. Exchange rates increased executive recruitment compensation and benefits expense in the current quarter by $2.3 million. Compensation and benefits expense decreased from 65% of fee revenue to 61% in the current quarter. Futurestep compensation and benefits expense of $5.9 million was consistent with the same period last year. Exchange rates increased Futurestep compensation and benefits expense by $0.6 million in the current quarter versus prior year quarter. Futurestep compensation and benefits expense decreased significantly from 83% of fee revenue to 69% in the current quarter. Corporate compensation and benefits expense declined $0.9 million, or 21%, reflecting the reduction in our workforce and the improved return on investments related to our Company Owned Life Insurance (“COLI”) policies.

General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 12%, to $18.7 million in the three months ended January 31, 2004 compared to $16.7 million in the same period last year. Exchange rates increased general and administrative expense by $0.8 million in the current quarter. In executive recruitment, general and administrative expenses increased $2.6 million, or 21%. The increase is due to the fact that there was a favorable exchange gain of $1.1 million recognized in the three months ended January 31, 2003, not repeated in the current quarter. In addition, there was an increase of bad debt expense of $1.0 million and an increase of facilities expense of $0.7 million related to the relocation of one of our larger offices in Europe. Executive recruitment general and administrative expenses increased slightly from 18% of fee revenue in the prior year to 20%. Futurestep general and administrative expenses decreased $0.3 million, or 18%, compared to the same period last year due to our cost efficiency efforts. Futurestep general and administrative expenses decreased significantly to 19% of fee revenue in the current quarter from 26% in the same period last year. Corporate general and administrative expenses decreased $0.2 million, or 8%, as a result of our on-going cost reduction efforts.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients.

Out-of-pocket engagement expenses of $5.5 million in the three months ended January 31, 2004 increased $0.3 million, or 6%, from $5.2 million in the three months ended January 31, 2003. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $1.5 million, or 36%, compared to the same period last year as a result of a significant amount of fixed assets becoming fully depreciated in the second half of fiscal 2003.

Restructuring A Futurestep restructuring charge of $1.6 million was recognized in the three months ended January 31, 2003 as a result of revised facility estimates for previous restructuring initiatives. This amount was substantially offset by a gain primarily related to a litigation settlement related to a former subsidiary.

Operating Income (Loss.) Operating income was $6.2 million in the current quarter compared to $0.2 million in the same period last year.

Executive recruitment operating income increased to $11.4 million, or 16% of fee revenue in the three months ended January 31, 2004 compared to operating income of $8.4 million, or 12% of fee revenue in the three months ended January 31, 2003. The $3.0 million increase in executive recruitment operating income was driven by the increase in North America fee revenue in the current quarter.

Futurestep operating income of $0.6 million improved $1.9 million compared to adjusted operating loss of $1.3 million, excluding restructuring charges of $1.6 million in the three months ended January 31, 2003. Actual operating loss was $2.9 million for the three months ended January 31 ,2003. The improvement in Futurestep operating income relates to the increase in fee revenue as well as the success of our cost efficiency efforts. Operating income was 7% of fee revenue in the current quarter compared to adjusted operating loss of (18%) of fee revenue in the same period last year. Actual operating loss for the three months ended January 31, 2003 was (39%) of fee revenue.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.3 million for the three months ended January 31, 2004 compared to $0.5 million in the same period last year. The decrease in interest income is due to lower investment balances. Other income was $0.3 million in the three months ended January 31, 2004 compared to other loss of $0.3 million in the same period last year.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $2.4 million, down $0.3 million compared to the same period last year. The decrease in interest expense in the current quarter is due to the reduced loan amounts related to our COLI policies. In the three months ended January 31, 2004, the accretion on redeemable convertible preferred stock of $0.3 million is included as interest expense.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $0.7 million compared to $0.5 million in the same period last year. Although we reported a pretax loss in the prior year, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in earnings or loss of the Mexico subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings of $0.2 million in the current quarter decreased compared to $0.4 million the same period last year.

Nine Months Ended January 31, 2004 Compared to Nine Months Ended January 31, 2003

Fee Revenue. Fee revenue decreased $8.5 million, or 4%, to $230.6 million for the nine months ended January 31, 2004 compared to $239.1 million for the nine months ended January 31, 2003. The decrease in fee revenue is attributable to the weak global economy, which resulted in the decrease in the average number of executive recruitment billable engagements, while the number of new engagements opened increased across regions. Exchange rates impacted fee revenue favorably by $10.9 million in the nine months ended January 31 , 2004 compared to the same period last year.

Executive Recruitment – With the exception of South America, all geographic regions reported lower fee revenue in the nine months ended January 31, 2004 compared to the same period last year as a result of a decrease in the average number of billable engagements. Average fees per engagement were fairly consistent in all geographic regions with prior period at constant foreign exchange rates. North America fee revenue declined $4.5 million, or 4%, to $119.1 million in the current period primarily due to a decrease in the average number of billable engagements partially offset by an increase in the number of new engagements opened in the period. Europe reported fee revenue of $55.9 million, a decline of $4.1 million, or 7%, compared to the same period last year driven by a decrease in the average number of billable engagements. Exchange rates impacted Europe fee revenue favorably by $6.4 million in the nine months ended January 31, 2004 compared to the same period last year. Europe reported an increase in the number of new engagements opened compared to the same period last year. Asia Pacific fee revenue declined $0.2 million, or 1%, to $25.2 million. Exchange rates impacted Asia Pacific fee revenue favorably by $2.1 million in the current period. Asia Pacific’s number of new engagements opened and average billable engagements increased compared to the same period last year. South America reported fee revenue of $6.3 million, an increase of $0.8 million, or 14%, compared to the same period last year due to an increase in the number of new engagements opened in the current period.

Futurestep—Fee revenue decreased $0.5 million, or 2%, to $24.1 million in the nine months ended January 31, 2004 compared to $24.6 million in the nine months ended January 31, 2003. Europe fee revenue decreased $3.3 million as a result of the closing of certain Futurestep Europe entities, which generated $4.2 million in fee revenues in the prior period. Exchange rates impacted Futurestep Europe fee revenue favorably by $1.6 million in the current period. The decrease in fee revenues was partially offset by an increase of $2.6 million in North America fee revenues due to our strategic movement toward larger projects, including managed services. Asia Pacific had an increase of $0.2 million in fee revenue. Exchange rates impacted Futurestep Asia Pacific fee revenue favorably by $0.7 million in the current period.

Compensation and Benefits. Compensation and benefits expense decreased $13.3 million, or 8%, to $156.3 million in the nine months ended January 31, 2004 compared to $169.6 million in the nine months ended January 31, 2003. The decline in compensation and benefits expense reflects a reduction of approximately 150 employees which reduced compensation and benefits expense by $20.8 million. This decline was partially offset by exchange rates of $7.5 million which increased compensation and benefits expense in the current period. The decrease in executive recruitment compensation and benefits costs of $8.7 million, or 6%, to $131.3 million reflects the reduction in our workforce in the last twelve months. Exchange rates increased executive recruitment compensation and benefits expense in the current period by $5.9 million. Executive recruitment compensation and benefits expense was 64% of fee revenue compared to 65% for the same period last year. Futurestep compensation and benefits expense declined $1.7 million, or 9%, to $17.0 million in the current period compared to the same period last year reflecting a reduction in our workforce as a result of the restructuring initiatives. Exchange rates increased Futurestep compensation and benefits expense in the current period by $1.6 million. Futurestep compensation and benefits expense was 70% of fee revenue in the current period an improvement of six percentage points compared to the same period last year. Corporate compensation and benefits decreased $2.9 million, or 27%, compared to the same period last year reflecting a reduction in our workforce and the improved return on investments related to our COLI policies.

General and Administrative Expenses. General and administrative expenses decreased $2.3 million, or 4%, to $53.0 million in the nine months ended January 31, 2004 compared to $55.3 million in the same period last year. The decline in general and administrative expense reflects our on-going cost reduction efforts which reduced general and administrative expense by $4.4 million. This decline was partially offset by exchange rates which increased general and administrative expense by $2.1 million in the current period. In executive recruitment, general and administrative expenses increased $0.7 million, or 2%, to $41.5 million. The increase was due to the fact that we recognized a $2.2 million foreign exchange gain in the nine months ended January 31, 2003 that was not repeated in the current period. This increase was partially offset by decreases in bad debt expense of $1.2 million as a result of improved collections as well as a decrease in facilities and office costs of $1.4 million as a result of prior restructuring initiatives. Exchange rates increased executive recruitment general and administrative expense by $1.6 million in the current period compared to the same period last year. Executive recruitment general and administrative expenses was 19% of fee revenue in the prior year compared to 20% for the current year. Futurestep general and administrative expenses decreased $2.3 million, or 31% to $5.1 million, due to a decrease in facilities and office costs resulting from our restructuring initiatives. Exchange rates increased Futurestep general and administrative expense by $0.4 million in the current period compared to prior period. Futurestep general and administrative expenses decreased from 30% of fee revenue in the prior year to 21% in the current year. Corporate general and administrative expenses decreased $0.7 million, or 10% compared to the same period last year, due to a decrease in advertising costs partially off set by an increase in professional services costs.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses of $16.8 million in the nine months ended January 31, 2004 decreased $0.3 million, or 2%, compared to $17.1 million in the nine months ended January 31, 2003. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in both periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense decreased $4.5 million, or 36%, compared to the same period last year as a result of a significant amount of fixed assets becoming fully depreciated in the second half of fiscal 2004.

Operating Income. Operating income was $4.5 million in the nine months ended January 31, 2004 compared to an operating loss of $14.5 million in the nine months ended January 31, 2003. Excluding restructuring charges of $8.5 million and $16.3 million in the nine months ended January 31, 2004 and 2003, respectively, adjusted operating income was $13.0 million compared to adjusted operating income of $1.8 million in the same period last year.

Executive recruitment adjusted operating income increased to $27.4 million, or 13% of fee revenue in the nine months ended January 31, 2004 compared to $24.8 million, or 12% of fee revenue in the nine months ended January 31, 2003. Adjusted operating income excludes restructuring charges of $5.4 million and $11.4 million in the nine months ended January 31, 2004 and 2003, respectively. The improvement in adjusted operating income was driven by North America with an increase of $4.8 million, Asia Pacific with an increase of $0.8 million and South America with an increase of $1.3 million. These increases were offset by a decline of $4.3 million in adjusted operating income in Europe.

Futurestep adjusted operating income improved $4.6 million to $0.6 million in the nine months ended January 31, 2004, reflecting the success of our managed services and large project strategy roll-out. Adjusted operating income (loss) excludes restructuring charges of $3.0 million and $5.4 million in the nine months ended January 31, 2004 and 2003, respectively. Futurestep adjusted operating income increased to 2% of fee revenue in the current period compared to (16%) of fee revenue in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.8 million and $1.1 million for the nine months ended January 31, 2004 and 2003, respectively. The decrease in interest income is primarily due to a lower average investment balance compared to the same period last year. Other income was $0.2 million in the current period compared to $0.4 million in the same period last year.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $7.8 million in the nine months ended January 31, 2004 and 2003. In the nine months ended January 31, 2004 the accretion on redeemable convertible preferred stock of $0.8 million is included as interest expense. The decrease of $0.8 million in interest expense in the current period is due to the reduced loan amounts related to our COLI policies and the pay down of acquisition notes payable in the latter part of fiscal 2003.

Provision for (Benefit from) Income Taxes. The provision for income taxes was $1.7 million in the nine months ended January 31, 2004 compared to $1.5 million in the nine months ended January 31, 2004. Although we reported a pretax loss in both periods, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexico subsidiaries. We report our interest in the earnings or loss of the Mexico subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings of $0.6 million in the current period decreased compared to $1.1 million in the same period last year.

Liquidity and Capital Resources

Cash provided by operating activities was $2.1 million in the nine months ended January 31, 2004 and $8.7 million in the same period last year. The decrease in cash provided by operating activities in the current period is due to a tax refund received in the prior period not repeated in the current period, offset with the decrease in net loss in nine months ended January 31, 2004 as well as, timing differences in the payment of normal operating expenses. Our cash needs are generally highest in the first quarter of our fiscal year as bonuses are paid to our consultants.

Cash provided by investing activities was $0.9 million in the nine months ended January 31, 2004 compared to cash used of $7.0 million for the same period last year. In the nine months ended January 31, 2004 and 2003, cash used in investing activities was related to premiums paid on COLI. In the current period, we received $5.9 million of proceeds in conjunction with the surrender of life insurance policies.

Capital expenditures consist primarily of systems hardware and software costs and leasehold improvements. The expenditures in the nine months ended January 31, 2004 and 2003 were $1.2 million and $0.7 million, respectively.

Cash used in financing activities was $8.1 million in the nine months ended January 31, 2004 compared to cash provided by financing activities of $4.7 million in the nine months ended January 31, 2003. In the current period, we made payments of $6.0 million on life insurance policy loans and issued $2.3 million of common stock. In the same period last year, we received net proceeds of $45.6 million from the issuance of convertible securities and paid the net outstanding borrowings of $39.0 million on our previous credit facility.

We obtained a $30 million Senior Secured Revolving Credit Facility in February 2003. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. The facility matures in February 2005. As of January 31, 2004, we had no borrowings outstanding on our credit facility.

Total outstanding borrowings under COLI policies were $61.6 million and $66.3 million as of January 31, 2004 and 2003, respectively. Generally, we borrow under our COLI policies to pay premiums. Such borrowings do not require principal payments, bear interest at variable rates and are secured by the cash surrender value of the life insurance policies of $120.0 million and $117.6 million as of January 31, 2004 and 2003, respectively.

In the nine months ended January 31, 2004, we issued an additional $2.8 million of 7.5% Convertible Subordinated Notes in lieu of interest paid in cash and $0.7 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of January 31, 2004, we had approximately $43.6 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.1 million.

Our primary long-term commitments relate to leases for our offices. We believe that cash on hand, the credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements.

Recently Issued Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities”, effective as of the first annual or interim period ending after March 31, 2004. Under FIN 46, a business enterprise that has a controlling financial interest in a variable interest entity would include the variable interest entity’s assets, liabilities and results of operations in their consolidated financial statements. The adoption of this pronouncement will not have an impact on the results of our operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations and fluctuations in interest rates. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes nor do we trade in derivative financial instruments.

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

Historically, we have not realized any significant translation gains or losses on transactions involving U.S. dollars and other currencies. This is primarily due to natural hedges of revenue and expenses in the functional currencies of the countries in which our offices are located and investment of excess cash balances in U.S. dollar denominated accounts. In the nine months ended January 31, 2004 we recognized a foreign currency loss, after income taxes, of $0.1 million compared to a foreign currency gain, after income taxes, of $1.9 million in the nine months ended January 31, 2003. This foreign currency loss was primarily related to our operations in Europe. Realization of translation gains or losses due to the translation of intercompany payables denominated in U.S. dollars is mitigated through the timing of repayment of these intercompany borrowings.

Interest Rate Risk. As of January 31, 2004 we had no outstanding bank borrowings. We had $61.6 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2004 bearing interest at variable rates payable at least annually.

In June 2002, we issued $40.0 million of 7.5% Convertible Subordinated Notes and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if outstanding on June 2010.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended), as of January 31, 2004. Based on such evaluation, they have concluded that as of such date, our disclosure controls and procedures are effective.

(b)	Changes in Internal Controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P.

10.2	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003.

10.3	Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004.

10.4	Form of Indemnification Agreement between the Company and some of its executive officers and directors.

31.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

31.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

(b)	Reports on Form 8-K

On March 11, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K which contains information required under “Item 12. Results of Operations and Financial Condition.” The Current Report on Form 8-K includes a copy of our press release dated March 10, 2004, reporting our results of operations and financial condition for the quarter ended January 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 12, 2004

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON

Gary D. Burnison
Chief Operating Officer and Chief Financial Officer