Form 10-K
period 2004-04-30
KORN FERRY INTERNATIONAL
filed 2004-07-14
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

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

The number of shares outstanding of our common stock as of July 12, 2004 was 38,723,739 shares. The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on October 31, 2003, (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $88,578,974, based upon the closing market price of $8.74 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders scheduled to be held on September 14, 2004 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2004

PART I.

Item 1.    Business

Business Overview

Korn/Ferry International, is a leading provider of recruitment and leadership development services with the broadest global presence in the recruitment industry. Since 1969, when we opened our first office in Los Angeles, we have expanded to 67 cities in 35 countries. In 1998, we extended our market reach into the middle-market with the introduction of Futurestep, our middle-management recruitment service. As of April 30, 2004, we have approximately 1,414 employees, including 379 executive recruitment and 47 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as governmental and not-for-profit organizations. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2004 were on behalf of clients for whom we had conducted previous assignments over the last three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We file annual, quarterly and current reports, proxy statements, and other documents with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, or (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our reports, proxy statements, and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

We also make available free of charge on or through our Internet website at www.kornferry.com our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Personnel Committee and Nominating Committee and Corporate Governance Committee of our Board of Directors are also posted on our Internet website at www.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at the address above.

We provide the following recruitment services:

Executive Search:    Executive search, our core business, focuses on board level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries. The relationships that we develop through this business are valuable for introducing our other service offerings to clients.

Leadership Development Solutions—Through our Leadership Development Solutions business, we assist clients in understanding the expertise, behaviors and values critical to their strategy and how their management team aligns with these important characteristics. We provide clients with the resources to address existing misalignment through focused coaching and development as well as a state-of-the-art framework for monitoring performance against key success factors.

Middle-Management Recruitment:     Futurestep, our middle-management recruitment business, draws from Korn/Ferry’s more than 30 years of industry experience to create customized recruitment strategies based on clients’ individual workforce needs. In addition to middle-management search, Futurestep offers project recruitment, managed services and interim solutions. Futurestep combines solution-oriented service with customized technologies to deliver strong candidates and fast cycle times. At April 30, 2004, the Futurestep database contained over one million recruitment candidates.

Financial information regarding our business segments is contained in the Notes to our Consolidated Financial Statements.

Industry Overview

Executive Recruitment:     The executive recruitment market concentrates on searches for positions with annual compensation of $150,000 or more, which generally involve board level, chief executive and other senior executive positions. The industry is comprised of retained and contingency search firms. Retained firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled and bill for their services in three installments, regardless of whether a position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

We also provide leadership development solutions, which includes management assessment and executive coaching services.

Middle-Management Recruitment:     The middle-management recruitment market focuses on searches for middle and lower management positions with annual compensation generally in the $75,000 to $150,000 range. Firms in this market usually operate on a contingency basis. This market has undergone a fundamental transformation over the past several years towards a technology based environment and has also seen the emergence of outsourced recruitment services. Technology and the Internet have made identifying, targeting and reaching potential candidates much quicker. This market also benefits from the efficiencies of maintaining large databases of qualified candidates, employing advanced assessment software, and reducing placement times.

Industry Trends

With the global economy steadily improving, we believe that the business outlook for the recruitment industry is more positive than it has been in several years. The economic upswing combined with the shortage of qualified executives fuel job growth and hiring. We believe that the following current market trends will contribute to the long-term growth of the recruitment industry:

Consolidation of Human Capital Solution Providers—In choosing their recruitment and human resource service providers, companies are actively in search of preferred providers in order to consolidate vendor relationships. Companies that can address a broad range of recruitment needs are becoming increasingly attractive. Clients are seeking trusted partners who understand their business and their unique organizational culture and who can manage their business on a global scale.

Increased Use of Advanced Technology—Emphasis in the recruitment business is shifting from candidate identification to candidate assessment and placement. The emphasis on assessment and placement is being driven by enhancements in technology, as it is becoming easier to identify desirable candidates in on-line and off-line databases. In addition, information technology and the Internet are creating efficient ways to manage the recruitment process in identifying, recruiting and assessing candidates.

Increased Outsourcing of Recruitment Functions—Recent economic factors are requiring companies to focus on core competencies and to outsource recruitment functions to providers who can efficiently provide high quality recruitment services. A shortage of qualified management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

•	Access a diverse and highly qualified field of candidates on an as-needed basis;

•	Reduce or eliminate the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Benefit from the most updated industry and geographic market information;

•	Access cutting-edge search technology software; and

•	Maintain management focus on core strategic business issues.

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

Aging Population—The global workforce population is aging at a rapid pace. Increasingly, baby boom generation executives are beginning to retire, with a lack of qualified professionals to replace them. It’s projected that there will be twice as many people retiring this decade than there were in the previous. Moreover, the supply of available qualified candidates is constricting, making it difficult for employers to secure executives. We believe that this trend will have a positive impact on our business, as employers increasingly seek service providers who can provide a solution to the impending talent shortage.

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

Growth Strategy

Our objective is to expand our position as a leading provider of recruitment and leadership development services. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

In an ongoing strategic effort to promote the firm as a premier career destination, we successfully recruited 46 new consultants globally in the current year. The new additions originate from a diverse range of backgrounds and areas of expertise and were recruited based on their track records as top performers in the human capital industry. The number of new consultants in the current year was offset as attrition and restructuring activities took place. While we experienced a net decrease in the number of consultants year over year, we believe we have significantly upgraded our professional staff in the current year. We believe that the recruitment and retention of key consultants will be an ongoing driver of growth.

Broadening our Product and Service Offerings

In addition to being a leading provider of executive recruitment, we also offer clients middle-management recruitment, project recruitment, managed services and interim solutions through Futurestep and leadership development solutions. We will continue to develop and add new products and services that our clients demand and that we feel are consistent with our brand positioning.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients will increasingly turn to strategic partners that can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. Our global account management program, Integrated Services, continues to identify account leaders for multinational clients, provides training and software support to manage these accounts, and develops guidelines and protocols to support and increase the rate of cross-border assignments for these clients.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

An advanced technology infrastructure has become a critical element of the recruitment business. In the executive recruitment market, we have made significant investments in developing a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software. e-Korn/Ferry is our executive search Internet tool that allows executive candidates to submit relevant employment information to us. In fiscal 2003, we introduced our proprietary tool, Search AssessmentSM, which represents a powerful method to assess executive candidates. Search AssessmentSM has been integrated into our standard search process, thus further enhancing our capabilities. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

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

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.    Our executive recruitment services are typically used to fill executive-level positions, such as members of boards of directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. Once we are retained by a client to conduct an assignment, we assemble a team comprised of consultants with geographic, industry and functional expertise. Our search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 2004, we performed over 5,400 executive recruitment assignments.

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

Once the position is defined, the research team identifies, through the use of our proprietary databases and other information resources, companies that are in related industries facing similar challenges and issues with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources, and our databases that contain profiles of over 2.7 million executives, including those obtained through e-Korn/Ferry, to help identify individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences or in-person meetings. The client is then presented final qualified candidates to interview. We conduct thorough due diligence and background verification of the candidate throughout the process, sometimes with the assistance of an independent third party.

The finalist for the position will usually meet with the client for a second and possibly a third round of discussions. At this point, the compensation package will have been discussed in detail increasing the likelihood that an offer will be accepted. Generally, the search consultants will participate in the negotiations until a final offer is made and accepted. Throughout the process, ongoing communication with the client is critical to keep client management apprised of progress.

Industry Specialization.    Consultants in our five global markets and three regional specialty practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry and geography. We plan to continue to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2004 Assignments by Industry Specialization

Global Markets:
Industrial	23%
Consumer	23%
Technology	18%
Financial Services	15%
Life Sciences	10%
Regional Specialties:
Education/Not-for-profit	5%
Healthcare Provider	5%
Other Specialties	1%

Functional Expertise.    We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as directors, chief executive officers and other senior executive and financial officers. Our board services practice, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands for accountability and more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire on the part of companies to broaden the expertise of their board are raising the standards required to identify and recruit directors with the needed skills. We have established significant expertise in this area and have built a proprietary database with the names and backgrounds of all the Fortune 1000 directors, plus a significant number of middle-market and high-growth company board members, to help support board searches. Members of functional groups are located throughout our regions and across our specialty practice groups.

Percentage of Fiscal 2004 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	55%
Marketing and Sales	19%
Human Resources and Administration	8%
Manufacturing/Engineering/Research and Development/Technology	8%
Finance and Control	7%
Information Systems	2%
Other Functions	1%

Organization

North America—We opened our first office in Los Angeles in 1969, and currently have 23 offices throughout the United States and Canada. In fiscal 2004, the region generated fee revenue of $170.7 million from over 2,100 assignments in this region, with an average of 195 consultants.

Europe—We opened our first European office in London in 1972, and currently have 18 offices throughout 16 countries in the region. In fiscal 2004, fee revenue was $78.2 million from over 1,700 assignments in this region, with an average of 107 consultants.

Asia/Pacific—We opened our first Asia/Pacific office in Tokyo in 1973, and have built a 15 office network throughout ten countries in the region. In fiscal 2004, fee revenue was $36.8 million from over 900 assignments in this region, with an average of 60 consultants.

South America—We opened our first South American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a company in Mexico City and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2004, we operate a network of seven offices in six countries covering the entire South America region and two offices in Mexico. The region, excluding Mexico, our unconsolidated subsidiary, generated fee revenue of $8.4 million in fiscal 2004. We handled nearly 500 assignments in fiscal 2004 in this region, with an average of 17 consultants. Our share of the operating results for our Mexico subsidiaries are included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.    Our clients are many of the world’s largest and most prestigious public and private companies, including 42% of the Fortune 500 companies in the current year. In fiscal 2004, no single client represented more than 2% of fee revenue. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2004 were on behalf of clients for whom we had conducted previous assignments over the last three fiscal years.

Competition.    We are a leading provider of recruitment and leadership development services. Other multinational executive recruitment firms include Heidrick & Struggles International, Inc., Spencer Stuart & Associates, Egon Zehnder International and Russell Reynolds Associates, Inc. Although these firms are our primary competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, global network, prestigious client list, strong specialty practices and quality of service are recognized worldwide. We also believe that our equity-based compensation arrangements distinguish us from most of our competitors and are important for retaining consultants.

Leadership Development Solutions.    In 2004, we consolidated our strategic management assessment and executive coaching services under the name, Leadership Development Solutions, with services in Europe, North and South America, Australia and Japan. This service focuses on helping corporate leadership evaluate the individual and collective performance of their management team. This service, which further extends the range of leadership capital solutions we offer to our clients, is a valuable tool for the chief executive, board of directors and other senior officers in pursuing organizational transformation and the alignment of senior management with the company’s strategic goals and internal values. This service responds to our clients’ needs for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital and private equity firms, to evaluate the leadership team in existing or prospective portfolio companies. The assessment process is performed by consultants with extensive experience in interviewing and evaluating senior executives and who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument that was developed for us by leading assessment experts and is supported by a proprietary systems platform.

Another aspect of the service is coaching. We offer a global network of coaches who are highly skilled and certified at developing executive leaders to contribute to overall organizational success. Additionally, we offer clients a Web-based, highly customizable human capital management system called Executive Center. Executive Center automates and streamlines the traditionally cumbersome process of setting objectives and tracking and evaluating performance. Through Executive Center’s individual and team-based analysis and reporting capabilities, talent assessment and management can be greatly simplified, allowing for skills and experience gaps as well as succession planning to be more efficiently addressed.

Middle-Management Recruitment Services

Overview.    Futurestep offers clients a portfolio of services, including middle-management search, project recruitment, interim solutions and managed services. Each Futurestep service benefits from the in-depth industry and functional-area expertise of our global consultant network, guaranteeing that clients work with people who understand their business and have the knowledge to qualify candidates effectively.

Futurestep combines traditional search expertise with a multi-tiered portfolio of recruitment solutions. Futurestep consultants, based in 12 countries, have instant access to one of the world’s largest databases of prescreened middle-management professionals. The global candidate pool complements our international presence and multi-channel sourcing strategy to ensure speed, efficiency and quality of service for clients worldwide.

Futurestep’s middle-management search uses multiple sourcing channels, validated cultural assessments and a global database of more then one million prescreened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse set of candidates matched with specific cultural and strategic requirements.

For multiple recruiting projects, Futurestep consultants work with clients to analyze existing internal recruitment capabilities and develop a co-sourcing platform that emphasizes shared ownership of the recruitment process. Futurestep also offers managed services to clients seeking a fully integrated, single source for their recruitment needs.

For clients needing professionals on an interim basis, Futurestep offers an interim solutions service which delivers direct access to highly qualified professionals, fulfilling an organization’s critical needs for a temporary, flexible workforce. Whether the client needs a mid-level position filled on a monthly or yearly basis, Futurestep draws interim executives from one of the world’s largest talent pools of prescreened, middle management professionals in the industry.

Organization.    We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia/Pacific. Over the last three years, we consolidated Futurestep’s back office functions with executive recruitment and co-located Futurestep with executive recruitment offices in North America and Europe to streamline the business. At April 30, 2004, we had Futurestep operations in 13 cities in North America, eight in Europe and seven in Asia/Pacific.

Competition.    Futurestep competes for assignments:

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

Additional information regarding fee revenue is contained in Item 7 under the headings “Fiscal 2004 Compared to Fiscal 2003” and “Fiscal 2003 Compared to Fiscal 2002.”

Organization

Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, Europe, Asia/Pacific and South America. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia/Pacific.

Professional Staff and Employees

As of April 30, 2004, we had approximately 1,163 executive recruitment employees consisting of 379 consultants and 784 associates, researchers, administrative and support staff. In addition, we had 11 consultants in our two unconsolidated Mexico offices. Futurestep had 212 employees at April 30, 2004 consisting of 47 consultants and 165 administrative and support staff. Corporate had 39 professionals at April 30, 2004. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry International is an equal opportunity employer.

In executive search, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead an assignment. We have extensive training and professional development programs. Promotion to senior client partner is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market, the ability to develop, and the ability to help build effective teams. In addition, we have a program for recruiting experienced professionals into our firm.

The following table provides information relating to each of our business segments for fiscal 2004:

	Fee Revenue	Operating Income (Loss)	Adjusted Operating Income (Loss)(1)	Number of Offices as of April 30, 2004	Number of Consultants as of April 30, 2004
	(dollars in millions)
Executive Recruitment:
North America	$170.7	$36.0	$36.2	23	195
Europe	78.2	(1.9)	3.0	18	107
Asia/Pacific	36.8	4.0	4.2	15	60
South America.	8.4	0.2	0.2	9	17
Futurestep(2)	34.2	(1.6)	1.4	4	47
Corporate	—	(20.9)	(20.7)

Total	$328.3	$15.8	$24.3	69	426

(1)	Adjusted operating income (loss) excludes asset impairment and restructuring charges of $8.5 million on a consolidated basis.
(2)	Futurestep partially occupies 24 of the executive recruitment offices globally.

Risk Factors

The risks described below are the material risks facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operation. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Competition in our industry could result in our losing market share and charging lower prices for our service, which could reduce our revenue.

We compete for executive search business with numerous executive search firms and businesses that provide job placement services. Traditional executive search competitors include Heidrick & Struggles, Inc., Spencer Stuart & Associates, Egon Zehnder International and Russell Reynolds Associates, Inc. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are no extensive barriers to entry into the executive search industry, and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. Increased competition may lead to pricing pressures that could negatively impact our business.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive search firms for qualified consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants might lead to the loss of client relationships. This risk is heightened due to the general portability of a consultant’s business. In addition, because many of our consultants hold shares of our common stock that became freely tradable in February 2003 without additional vesting restrictions, such consultants may not be as likely to remain with us as other consultants who remain under vesting restrictions. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation system, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing or attract additional qualified consultants with the requisite experience, skills or established client relationships. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed, and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients and harm our business.

Economic conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could undermine our future profitability.

Demand for our services is significantly affected by the general level of economic activity in the geographic regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. Continued uncertainty with respect to the recovery of the capital markets may cause prospective employers to defer employment decisions, thereby impacting our revenue. In addition, in fiscal 2004, our total assignments included 18% related to the technology industry and 15% related to the financial services/investments industry, both of which have experienced volatility recently. Any significant economic downturn, on a global basis, in North America, or in other regions or industries where our operations are heavily concentrated, could harm our business, results of operations and financial condition.

We face risks associated with political instability, legal requirements and currency fluctuations in our international operations.

We operate in 35 countries and, as of the year ended April 30, 2004, generate nearly half our fee revenue from operations outside of North America. There are certain risks inherent in transacting business worldwide, such as:

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

We may be limited in our ability to recruit employees from our clients and we could lose those opportunities to our competition, which could harm our business.

Either by agreement with clients, or for client relations or marketing purposes, we sometimes refrain from, for a specified period of time, recruiting employees from a client when conducting searches on behalf of other clients. These off-limit agreements can generally remain in effect for up to two years following completion of an assignment. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive searches for the client. Our inability to recruit employees from these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot assure you that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

Our financial results would suffer if Futurestep does not remain profitable.

While Futurestep achieved profitability for the first time in the second quarter of fiscal 2004, and remained profitable in the third and fourth quarters of fiscal 2004, Futurestep incurred operating losses of $111.6 million from inception through April 30, 2004. We cannot assure you that Futurestep’s operating losses will not continue in the future. If Futurestep does not continue to be profitable, our financial results may suffer. If our executive recruitment consultants do not actively promote our services such as Futurestep to our clients, the fee revenue growth and profitability of these services could be harmed.

If we are unable to retain our executive officers and key personnel, or integrate new members of our senior management that are critical to our business, we may not be able to successfully manage our business in the future.

Our future success depends upon the continued service of our executive officers and other key management personnel. If we lose the services of one or more of our executives or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.

We rely heavily on our information systems and if we lose that technology, or fail to further develop our technology, our business could be harmed.

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

We depend on our overall reputation and brand name recognition to secure new engagements and hire qualified professionals. Our success also depends on the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referral by those clients. Any client who is dissatisfied with our work can adversely affect our ability to secure new engagements.

If any factor, including poor performance, hurts our reputation, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failing to maintain our professional reputation and brand name could seriously harm our business.

We are subject to potential legal liability from clients, employees and candidates. Insurance coverage may not be available to cover all of our potential liability and available coverages may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive search process. A client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination, violations of employment law or other matters. We cannot assure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates.

Our stock price could fluctuate significantly.

The market price of our common stock has fluctuated significantly in the past and could continue to fluctuate in the future. Significant fluctuation in the market price of our common stock can occur for a number of reasons, including:

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

Antitakeover provisions in our Certificate of Incorporation, our Bylaws and the Delaware laws make it more difficult and expensive for us to be acquired in a transaction that is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	limitation on stockholder actions;

•	advance notification requirements for director nominations and actions to be taken at stockholder meetings; and

•	the ability to issue one or more series of preferred stock by action of our Board of Directors.

These provisions could discourage an acquisition attempt or other transaction in which stockholders could receive a premium over the current market price for the common stock.

Item 2.    Properties

Our corporate office is located in Los Angeles, California. We lease all 67 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and South America. As of April 30, 2004, we leased an aggregate of approximately 625,000 square feet of office space. The leases generally are for terms of one to twelve years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.    Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 2004.

Executive Officers of the Registrant

Name	Age	Position
Paul C. Reilly	50	Chairman of the Board and Chief Executive Officer
Gary D. Burnison	43	Chief Operating Officer, Chief Financial Officer and Executive Vice President
Gary C. Hourihan.	55	Executive Vice President and President, Global Leadership Development
Robert H. McNabb	57	Chief Executive Officer for Futurestep and Executive Vice President, Korn/Ferry International

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of April 30, 2004.

Paul C. Reilly has been Chairman of the Board and Chief Executive Officer since June 2001. Prior to joining Korn/Ferry International, Mr. Reilly was at KPMG International, where he was Chief Executive Officer. Mr. Reilly joined KPMG International in 1987.

Gary D. Burnison has been Executive Vice President and Chief Financial Officer since March 2002 and was appointed Chief Operating Officer in November 2003. Prior to joining Korn/Ferry International, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, Mr. Burnison served as an Executive Officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Previously, Mr. Burnison was a partner at KPMG International.

Gary C. Hourihan is a Corporate Executive Vice President since January 1999 and was appointed President of Leadership Development Solutions for Korn/Ferry International, responsible for overseeing global operations and strategy for our Leadership Development Solutions business in November 2002. Mr. Hourihan was our Executive Vice President—Organizational Development from January 1999 to December 2001. Prior to joining Korn/Ferry International, he was the co-founder, Chairman, and Chief Executive Officer of SCA Consulting, L.L.C., one of the leading executive compensation consulting firms in the United States, where he was employed from November 1984 until joining Korn/Ferry International.

Robert H. McNabb is an Executive Vice President and was elected Chief Executive Officer for Futurestep in July 2002. Prior to becoming the Chief Executive Officer for Futurestep, he was President of the Futurestep Americas and Asia/Pacific regions since December 2001. Prior to joining Futurestep, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2004
First Quarter	$10.70	$6.74
Second Quarter	$10.69	$8.21
Third Quarter	$13.95	$8.75
Fourth Quarter	$16.58	$11.97
Fiscal Year Ended April 30, 2003
First Quarter	$11.91	$5.78
Second Quarter	$9.45	$6.17
Third Quarter	$10.00	$5.81
Fourth Quarter	$7.28	$5.59

On July 12, 2004 the last reported sales price on the New York Stock Exchange for the common stock was $18.85 per share and there were approximately 3,300 beneficial holders of the common stock.

Dividends

We have not paid any cash dividends on our common stock since April 30, 1996 and do not intend to pay any cash dividends on our common stock in the foreseeable future, but instead intend to retain future earnings to finance our operations and growth of the business. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Our credit facility and convertible securities also contain provisions that limit our ability to pay dividends.

Recent Sales of Unregistered Securities

We issued securities convertible into an aggregate of 0.3 million shares of common stock on June 13, 2003 and December 13, 2003 to purchasers affiliated with Friedman, Fleischer & Lowe. The securities consisted of (i) $2.8 million in 7.5% Subordinated Convertible Notes Due 2010 (the “Notes”) and (ii) 68,000 shares of 7.5% Convertible Series A Preferred Stock (the “Preferred Stock”). These issuances were made pursuant to the terms of the Notes and the Certificate of Designations of the Preferred Stock. The Notes provide for the payment of interest due on the Notes by in the form of additional notes with identical terms as the Notes and the Certificate of Designations of the Preferred Stock provides for the payment of dividends on the Preferred Stock in the form of additional shares of Preferred Stock. We determined that the aforementioned issuances together with the original issuances of the Notes and Preferred Stock to the holders were exempt pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In arriving at this determination, we relied on, among other things, representations by the holders of the Notes that they were “accredited investors” as defined in Rule 501 under the Securities Act and that the offering was not a general solicitation.

We issued 10,072 shares of common stock in June 2003 to four individuals in Australia in connection with the acquisition of the Australian business of Amrop International, which closed in fiscal 2000. We determined these issuances were exempt pursuant to Regulation S under the Securities Act. In arriving at this determination, we relied on, among other things, that the sale was made in an “offshare transaction” without any “directed selling efforts” made in the United States, as each of those terms is defined in Rule 901 under the Securities Act.

Issuer Purchases of Equity Securities

	Total Shares Purchased	Average Price Per Share	Shares Purchased as Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
February 1-February 29, 2004	49,100	$12.80
March 1-March 31, 2004	21,000	$13.73
April 1-April 30, 2004	0	$0.00

Item 6.    Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Related Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2004, 2003 and 2002 and the selected balance sheet data as of April 30, 2004 and 2003 are derived from our consolidated financial statements, audited by Ernst & Young LLP. The selected statement of operations data set forth below for the fiscal years ended April 30, 2001 and 2000 are derived from consolidated financial statements and notes thereto, audited by Arthur Andersen LLP, which are not included in this Form 10-K report. However, data for the years ended April 30, 2001 and 2000 have been restated to reflect the operating results of our Mexico subsidiaries under the equity method. Ernst & Young LLP has applied certain procedures to the restatement adjustments for fiscal 2001 and 2000 as described in their report on the 2002 consolidated financial statements, which are not included in this Form 10-K report.

	Fiscal Year Ended April 30,
	2004	2003	2002	2001	2000
	(dollars in thousands, except per share amounts)
Selected Statement of Operations Data:
Fee revenue	$328,331	$315,112	$377,425	$614,067	$472,877
Reimbursed out-of-pocket engagement expenses	22,372	23,354	29,310	37,523	29,583

Total revenue	350,703	338,466	406,735	651,590	502,460

Compensation and benefits	221,177	223,192	273,994	383,277	295,307
General and administrative expenses	71,623	73,107	101,934	149,656	114,452
Out-of-pocket engagement expenses	23,557	23,029	25,759	36,710	30,562
Depreciation and amortization	10,030	16,161	17,482	26,874	13,228
Asset impairment and restructuring charges (1)	8,526	16,281	93,203

Total operating expenses	334,913	351,770	512,372	596,517	453,549
Operating income (loss)	15,790	(13,304)	(105,637)	55,073	48,911
Interest and other income (expense), net	(8,124)	(9,333)	(6,083)	(3,278)	2,328
Provision for (benefit from) income taxes	3,218	2,040	(12,328)	22,443	21,938
Equity in earnings of unconsolidated subsidiaries	955	1,775	1,141	1,661	1,510

Net income (loss)	$5,403	$(22,902)	$(98,251)	$31,013	$30,811
Accretion on redeemable convertible preferred stock		852

Net income (loss) attributed to common stockholders	$5,403	$(23,754)	$(98,251)	$31,013	$30,811

Basic earnings (loss) per share	$0.14	$(0.63)	$(2.62)	$0.83	$0.85
Diluted earnings (loss) per share	$0.13	$(0.63)	$(2.62)	$0.81	$0.82
Basic weighted average common shares outstanding	37,466	37,576	37,547	37,266	36,086
Diluted weighted average common shares outstanding	39,202	37,576	37,547	38,478	37,680

Other Data:
Fee revenue by business segment:
Executive recruitment:
North America	$170,678	$162,309	$195,522	$332,541	$261,791
Europe	78,236	78,990	92,098	131,980	110,206
Asia/Pacific	36,818	33,523	37,546	52,146	47,554
South America	8,371	7,616	10,794	16,382	16,752

Total executive recruitment	294,103	282,438	335,960	533,049	436,303
Futurestep	34,228	32,674	40,079	76,335	36,574
JobDirect			1,386	4,683

Total fee revenue	$328,331	$315,112	$377,425	$614,067	$472,877

Number of offices (at period end)	69	75	85	103	102
Number of consultants (at period end)	426	462	524	663	583
Number of engagements	7,203	6,792	7,682	11,291	8,636

Selected Balance Sheet Data:
Cash and cash equivalents	$108,102	$82,685	$66,128	$85,661	$83,653
Marketable securities, current				16,397	59,978
Working capital	88,294	72,673	25,610	51,211	78,470
Total assets	394,686	369,013	377,574	496,102	472,178
Total long-term debt	44,400	41,364	1,634	11,842	16,915
Mandatorily redeemable preferred stock	10,512	9,606
Total stockholders’ equity	180,882	166,455	179,297	270,166	231,224

(1)

In response to deteriorating economic conditions encountered in the beginning of fiscal 2002, we developed a series of restructuring initiatives to address the cost structure and reposition ourselves to gain market share and take advantage of any potential economic upturn. As a result, we recognized asset impairment and restructuring charges of $93.2 million in fiscal 2002 comprised of (a) goodwill impairment of $28.9 million for JobDirect and $14.0 million for North America executive recruitment, (b) other asset impairments of $15.1 million, (c) severance restructuring charge of $19.1 million, and (d) facilities restructuring charge of $16.1 million. In addition, we recognized $16.3 million of restructuring charges in fiscal 2003 comprised of (a) other asset impairment charge of $0.8 million, (b) severance restructuring charge of $5.3 million, (c) facilities restructuring charge of $11.8 million and (d) a $1.6 million gain recognized as a result of a litigation settlement. Lastly, we recognized $8.5 million of restructuring charges in fiscal 2004 comprised of (a) severance restructuring charge of $6.7 million and (b) facilities restructuring charge of $1.8 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those set forth above under the caption, “Risk Factors”, including dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements included in this annual report on Form 10-K.

Executive Summary

We are a leading provider of recruitment and leadership development services with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in our 2004 fiscal year were for board level, chief executive and other senior executive positions and our 3,608 clients included approximately 42% of the Fortune 500 companies. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in our 2004 fiscal were on behalf of clients for whom we had conducted previous assignments over the last three fiscal years.

To reach our objective of expanding our position as a leading provider of recruitment and leadership development services, our strategic objectives for the 2004 fiscal year and beyond include broadening our product and service offering, better coordination in global recruiting and increased operational efficiencies, expanding our market reach and presence through technology and assessment solutions and leveraging our leadership and brand name in executive recruitment. We will continue to develop new products and services, refine our technology and aggressively market our proven global recruitment expertise.

Our fee revenue increased 4% in our 2004 fiscal year to $328.3 million with increases in all regions, with the exception of Europe. The North America region experienced the largest increase in fee revenue in both executive recruitment and Futurestep. In our 2004 fiscal year, we also experienced an operating profit of $15.8 million with an increase in operating income from executive recruiting of $18.9 million and improved operating losses from Futurestep.

Our total long-term debt at April 30, 2004 was approximately $44.4 million, and our working capital increased $15.5 million to approximately $88.3 million at April 30, 2004 from $72.7 million at April 30, 2003. Cash provided by operating activities increased in our 2004 fiscal year to $31.0 million as a result of improved operating results. Capital expenditure decreased in the 2004 fiscal year to $1.9 million as a result of reduced spending efforts.

In our 2004 fiscal year we issued an additional $2.8 million of 7.5% Convertible Subordinated Notes in lieu of interest paid in cash and $0.7 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective at the beginning of the first interim period after June 15, 2003. This Statement required mandatorily redeemable instruments be classified as liabilities. We adopted this Statement in the first quarter of fiscal 2004 and classified our convertible mandatorily redeemable preferred stock as a liability. The prior year balance sheet has been reclassified to conform to this Statement. We reported our accretion on redeemable preferred stock as interest expense in the current year.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to consolidated financial statements. We consider the policies discussed below as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide recruitment services on a retained basis and generally bill clients in three monthly installments. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is resolved.

Deferred Compensation.    Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions would significantly impact the liability and related cost on our balance sheet and statement of operations. Management engages an independent actuary to review these assumptions periodically in order to ensure that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our liability for deferred compensation and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles to determine the carrying value of various assets. Our most significant assets for which management is required to prepare or obtain valuations are goodwill and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Fiscal Year Ended April 30,
	2004	2003	2002
Fee revenue	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	7	7	8

Total revenue	107%	107%	108%
Compensation and benefits	67	71	73
General and administrative expenses	22	23	27
Out-of-pocket engagement expenses	7	7	7
Depreciation and amortization	3	5	5
Asset impairment and restructuring charges	3	5	25
Operating income (loss)	5	(4)	(28)
Net income (loss)	2	(7)	(26)

Excluding asset impairment and restructuring charges in fiscal 2004, 2003 and 2002, operating income (loss) as a percentage of fee revenue was 8%, 1% and (3%), respectively. On this same basis, net income (loss) as a percentage of fee revenue was 5%, (2%) and (1%) for the fiscal years ended April 30, 2004, 2003, and 2002, respectively.

The following tables summarize the results of our operations by business segment (dollars in thousands):

	Fiscal Year Ended April 30,
	2004		2003		2002
	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$170,678	52%	$162,309	52%	$195,522	52%
Europe	78,236	24	78,990	25	92,098	24
Asia/Pacific	36,818	11	33,523	11	37,546	10
South America	8,371	3	7,616	2	10,794	3

Total executive recruitment	294,103	90	282,438	90	335,960	89
Futurestep	34,228	10	32,674	10	40,079	11
JobDirect					1,386

Total fee revenue	328,331	100%	315,112	100%	377,425	100%
Reimbursed out-of-pocket engagement expenses	22,372		23,354		29,310

Total revenue	$350,703		$338,466		$406,735

	Fiscal Year Ended April 30,
	2004		2003		2002
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Operating income (loss)
Executive recruitment:
North America	$35,983	21%	$17,622	11%	$5,790	3%
Europe	(1,912)	(2)	224	0	(7,656)	(8)
Asia/Pacific	3,998	11	2,039	6	1,469	4
South America	177	2	(602)	(8)	(752)	(7)

Total executive recruitment	38,246	13	19,283	7	(1,149)	(0)
Futurestep	(1,574)	(5)	(10,768)	(33)	(37,784)	(94)
JobDirect					(38,169)
Corporate	(20,882)		(21,819)		(28,535)

Total operating income (loss)	$15,790	5%	$(13,304)	(4%)	$(105,637)	(28%)

	Fiscal Year Ended April 30,
	2004		2003		2002
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Operating income (loss) before asset impairment and restructuring charges(a)
Executive recruitment:
North America	$36,247	21%	$23,373	14%	$33,863	17%
Europe	2,998	4	5,567	7	(306)	(0)
Asia/Pacific	4,158	11	2,351	7	3,315	9
South America	235	3	(602)	(8)	(752)	(7)

Total executive recruitment	43,638	15	30,689	11	36,120	11
Futurestep	1,408	4	(5,393)	(17)	(15,361)	(38)
JobDirect					(5,833)
Corporate	(20,730)		(22,319)		(27,360)

Total operating income (loss) before asset impairment and restructuring charges	$24,316	8%	$2,977	1%	$(12,434)	(3)%

(a)	Operating income (loss) before asset impairment and restructuring charges are non-GAAP financial measures and exclude asset impairment and restructuring charges of $8.5 million, $16.3 million, and $92.3 million in fiscal 2004, 2003 and 2002, respectively, as follows: $0.3 million, $5.8 million and $28.1 million in North America, $4.9 million, $5.3 million and $7.4 million in Europe, $0.2 million, $0.3 million and $1.8 million in Asia/Pacific, $3.0 million, $5.4 million and $22.4 million in Futurestep, $32.3 million in JobDirect and $0.1 million, $(0.5) million and $1.2 million in Corporate, respectively. We present these amounts as alternative measures to the actual amounts. We use these adjusted amounts to analyze our operating results since we believe that asset impairment and restructuring charges do not reflect, and make it difficult to compare, our ongoing operations year over year.

Fiscal 2004 Compared to Fiscal 2003

Fee revenue

Fee revenue increased $13.2 million, or 4%, to $328.3 million for fiscal 2004 from $315.1 million for fiscal 2003. This increase reflects an increase in fee revenue across all regions, with the exception of Europe, as well as the impact of favorable exchange rates.

Executive recruitment—All geographic regions reported an increase in the number of new engagements opened in fiscal 2004 compared to the prior year. North America experienced the largest increase in fee revenue of $8.4 million, or 5%, compared to fiscal 2003 due to an increase of 14% in the number of new engagements opened as well as an increase in the number of billable engagements in the current year. Europe reported fee revenue of $78.2 million, a decline of $0.8 million. Exchange rates impacted Europe fee revenue favorably by $9.4 million compared to prior year. The decrease in fee revenue is a result of a decrease in average fees per engagement opened in the period. Although Europe experienced a decline in fee revenue, the number of new engagements opened in the current year increased 21% while the number of billable engagements was constant due to a larger backlog of engagements entering into fiscal 2003 compared to fiscal 2004. Asia Pacific fee revenue was $36.8 million, an increase of $3.3 million, or 10%, compared to the prior year primarily due to the favorable impact of exchange rates of $2.7 million in the current year. Asia Pacific reflected an increase of 17% in the number of new engagements opened in the current year as well as an increase in the number of billable engagements. Latin America reported fee revenue of $8.4 million, an increase of $0.8 million, or 10%, of which $0.3 million related to the favorable impact of exchange rates. Latin America also reflected an increase of 3% in the number of new engagements opened in the current year as well as an increase in the number of billable engagements.

Futurestep—Fee revenue increased $1.6 million, or 5%, to $34.2 million in fiscal 2004 from $32.7 million in fiscal 2003. The increase in Futurestep fee revenue is a result of our continued focus on larger recruiting projects. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $4.3 million, or 57%, reflecting the success of our large engagement strategy. This increase was offset by a decline in Europe fee revenue of $3.7 million, or 19%. Exchange rates favorably impacted fee revenue by $2.0 million. The decrease of fee revenue in Europe reflects the closing of certain Futurestep Europe entities whose results were historically unprofitable. Asia Pacific fee revenue increased $0.9 million primarily as a result of exchange rates, which favorably impacted fee revenue by $1.0 million.

Compensation and Benefits

Compensation and benefits expense decreased $2.0 million to $221.2 million in fiscal 2004 from $223.2 million in fiscal 2003. The weakening U.S. dollar impacted compensation and benefits expense by $10.0 million.

Executive recruitment compensation and benefits costs remained fairly constant in the current year compared to prior year. Exchange rates impacted executive recruitment compensation and benefits expense by $8.0 million in the current year compared to prior year. At constant exchange rates, executive recruitment compensation and benefits costs decreased in the current year reflecting the 7% reduction in our workforce. This decrease was offset by an increase in bonus expense as a result of the increase in fee revenue and, to a lesser extent, the additional salaries of new consultants. Executive recruitment compensation and benefits expense as a percentage of fee revenue decreased to 63% in fiscal 2004 compared to 66% in fiscal 2003.

Futurestep compensation and benefits expense declined $1.3 million, or 5%, to $23.7 million in fiscal 2004 from $25.0 million in fiscal 2003. Exchange rates impacted Futurestep compensation and benefits expense by $2.0 million in the current year compared to prior year. The decrease in Futurestep compensation and benefits expense reflects a 12% reduction in our Futurestep workforce. As a percentage of fee revenue, Futurestep compensation and benefits expense declined to 69% in fiscal 2004 from 77% in fiscal 2003.

Corporate compensation and benefits expense declined $0.9 million, or 7%, in the current year compared to prior year. This decrease reflects the 16% reduction in our Corporate workforce offset by an increase in Corporate bonus expense.

General and Administrative Expenses

General and administrative expenses decreased $1.5 million to $71.6 million in fiscal 2004 from $73.1 million in fiscal 2003. At constant exchange rates, general and administrative expense decreased $4.6 million.

In executive recruitment, general and administrative expenses increased $1.1 million, or 2%, primarily due to exchange gains recognized in the prior year, not repeated in the current year, which were offset by a decrease in bad debt expense in the current year. Exchange rates impacted executive recruitment general and administrative expense unfavorably by $2.4 million in the current year compared to prior year. As a percentage of fee revenue, executive recruitment general and administrative expenses remained constant at 19% in fiscal 2004 and fiscal 2003.

Futurestep general and administrative expenses decreased $2.2 million, or 23%, mainly due to reduced facility costs and professional and advertising expenses related to our restructuring and ongoing cost reduction efforts. Exchange rates impacted Futurestep general and administrative expense unfavorably by $0.6 million in the current year compared to prior year. As a percentage of fee revenue, Futurestep general and administrative expenses decreased to 21% in current year from 29% in the prior year.

Corporate general and administrative expenses remained fairly constant in fiscal 2004 compared to fiscal 2003.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7%.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $6.1 million, or 38%, compared to prior year as a result of a significant amount of our property and equipment becoming fully depreciated in the latter half of fiscal 2003.

Operating income (loss)

In the current year, we achieved an operating profit of $15.8 million compared to an operating loss of $13.3 million in the prior year. Excluding restructuring and impairment charges of $8.5 million and $16.3 million in fiscal 2004 and 2003, respectively, operating income increased $21.3 million to $24.3 million in fiscal 2004 from $3.0 million in fiscal 2003.

Executive recruitment operating income increased $18.9 million to $38.2 million from $19.3 million in the prior year. Excluding restructuring and asset impairment charges of $5.4 million and $11.4 million in fiscal 2004 and 2003, respectively, executive recruitment operating income increased $12.9 million to $43.6 million from $30.7 million in the prior year. This increase was primarily due to the increase in fee revenue while compensation and benefits expense as a percentage of fee revenue and a decrease in depreciation and amortization expense in the current year. As a percentage of fee revenue, executive recruitment operating margin increased to 15% from 11% in the prior year, excluding restructuring and asset impairment charges. Operating margins in North America, Asia Pacific and South America increased while Europe operating margin decreased.

Futurestep operating losses improved $9.2 million to $1.6 million from $10.8 million in the prior year. Excluding asset impairment and restructuring charges of $3.0 million and $5.4 million in fiscal 2004 and 2003, respectively, Futurestep achieved an operating profit of $1.4 million in the current year compared to an operating loss of $5.4 million in the prior year. The improvement reflects the increase in fee revenue coupled with decreases in costs across all areas. The operating margin, excluding asset impairment and restructuring charges, improved to 4% in fiscal 2004 compared to (17%) in fiscal 2003.

Interest Income and Other Income, Net

Interest income and other income, net includes interest income of $1.2 million and $1.5 million in fiscal 2004 and 2003, respectively. The decrease in interest income is due to lower interest rates compared to prior year. The increase in other income of $0.8 million in the current year is due to dividend distributions received on investments.

Interest Expense

Interest expense, primarily related to the borrowings under Company Owned Life Insurance policies (“COLI”) policies and our convertible securities, decreased $0.6 million to $9.9 million in the current year compared to $10.5 million in the prior year. The $9.9 million of interest expense in the current year includes the accretion on redeemable convertible preferred stock of $1.0 million, not included in interest expense in the prior year. The decrease of $1.6 million of interest expense in the current year is due to reduced loan amounts under our COLI policies as well as the final payment of acquisition notes in the beginning of fiscal 2004.

Provision for (Benefit From) Income Taxes

The provision for income taxes was $3.2 million in fiscal 2004 compared to $2.0 million in fiscal 2003. Although we reported a pretax loss in the prior year, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense. The effective tax rate was 42% for fiscal 2004 and (9%) for fiscal 2003.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% stockholder interest in our Mexican subsidiaries. We report our interest in the earnings of the Mexican subsidiaries as a one-line adjustment to net income (loss). Equity in earnings was $1.0 million in fiscal 2004 and $1.8 million in fiscal 2003. The decrease in equity in earnings is a result of the Mexican subsidiaries, decrease in operating income.

Fiscal 2003 Compared to Fiscal 2002

Fee revenue decreased $62.3 million, or 17%, to $315.1 million for fiscal 2003 from $377.4 million for fiscal 2002. The decrease in fee revenue was primarily a result of a decrease in demand reflecting weakness in the global economy throughout fiscal 2003.

Executive recruitment—All geographic regions reported lower fee revenue in fiscal 2003 compared to fiscal 2002. North America experienced the largest decline in fee revenue of $33.2 million, or 17%, compared to fiscal 2002 due to a 10% decrease in the number of engagements and a slight decrease in average fees. Europe reported fee revenue of $79.0 million, a decline of $13.1 million, or 14%, compared to fiscal 2002 driven by a 19% decrease in the number of engagements while average fees remained constant.

Futurestep—Fee revenue decreased $7.4 million, or 18%, to $32.7 million in fiscal 2003 from $40.1 million in fiscal 2002 as we changed the focus of this business to be multiple recruiting project oriented. Of the total decrease in fee revenue, Europe declined $5.2 million, or 21%, while North America declined $2.3 million, or 23%. Fee revenue in Asia/Pacific remained fairly constant at $5.2 million in fiscal 2003.

JobDirect—In the third quarter of fiscal 2002, we decided to exit the college recruitment market and wind down JobDirect operations. JobDirect reported fee revenue of $1.4 million through December 31, 2001, the close of business. In fiscal 2002, we recognized impairment charges of $30.3 million and a restructuring charge of $2.0 million.

Compensation and Benefits

Compensation and benefits expense decreased $50.8 million, or 19%, to $223.2 million in fiscal 2003 from $274.0 million in fiscal 2002.

Executive recruitment compensation and benefits costs decreased $34.0 million, or 15%, in fiscal 2003 compared to fiscal 2002. This decrease reflects the 13% reduction in our workforce in fiscal 2003 as well as a 18% decrease in executive recruitment bonus expense primarily as a result of the decline in fee revenue. Executive recruitment compensation and benefits expense as a percentage of fee revenue remained constant at 66% in fiscal 2003 and 2002.

Futurestep compensation and benefits expense declined $10.2 million, or 29%, to $25.0 million in fiscal 2003 from $35.3 million in fiscal 2002 reflecting a 21% decrease in Futurestep employees in fiscal 2003. As a percentage of fee revenue, Futurestep compensation and benefits expense declined to 77% in fiscal 2003 from 88% in fiscal 2002.

Corporate compensation and benefits expense declined $3.3 million, or 22%, in fiscal 2003 compared to fiscal 2002. This decrease reflects a 24% reduction in our workforce in the latter half of fiscal 2003 as well as gains recognized in fiscal year 2003 related to our COLI policies.

General and Administrative Expenses

General and administrative expenses decreased $28.8 million, or 28%, to $73.1 million in fiscal 2003 from $101.9 million in fiscal 2002.

In executive recruitment, general and administrative expenses decreased $15.0 million, or 22%, primarily due to reduced facility costs as well as reduced bad debt expenses. As a percentage of fee revenue, general and administrative expenses slightly decreased to 19% in fiscal 2003 from 21% in fiscal 2002.

Futurestep general and administrative expenses decreased $8.4 million, or 47%, mainly due to reduced office costs and professional and advertising expenses related to our restructuring and ongoing cost reduction efforts. As a percentage of fee revenue, Futurestep general and administrative expenses decreased to 29% in fiscal year 2003 from 45% in fiscal 2002.

Corporate general and administrative expenses decreased $1.9 million, or 17%, mainly due to the reduction of professional costs.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7%.

Operating income (loss)

Operating loss decreased $92.3 million to $13.3 million in fiscal year 2003 from $105.6 million in fiscal 2002. Excluding restructuring and asset impairment charges of $16.3 million and $93.2 million in fiscal 2003 and 2002, respectively, operating income increased $15.4 million to $3.0 million in fiscal 2003. Executive recruitment operating income, on this same basis, decreased $5.4 million to $30.7 million in fiscal 2003 from $36.1 million in fiscal 2002. This decrease was primarily driven by the decrease in fee revenue partially offset by a decline in compensation and benefits expense and general and administrative expense. As a percentage of fee revenue, executive recruitment operating income was constant at 11%, excluding restructuring and asset impairment charges. Operating margins in North America, Asia/Pacific and South America declined while Europe operating margin increased.

Futurestep operating loss improved to $10.8 million in fiscal 2003 from $37.8 million in fiscal 2002. Excluding asset impairment and restructuring charges of $5.4 million in fiscal 2003 and $22.4 million in fiscal 2002, operating loss improved $10.0 million in fiscal 2003 reflecting the reduced compensation and benefits costs and general and administrative expenses costs, discussed above. The operating margin, excluding asset impairment and restructuring charges, improved to (17%) in fiscal 2003 compared to (38%) in fiscal 2002 reflecting a larger percentage decrease in costs compared to fee revenue.

Interest Income and Other Income, Net

Interest income and other income, net includes interest income of $1.5 million and $2.4 million in fiscal 2003 and 2002, respectively. The decrease in interest income of $0.9 million is due to lower average cash balances and lower interest rates compared to fiscal 2002. The decrease in other income is due to lower investment losses recognized in fiscal 2003.

Interest Expense

Interest expense increased $2.0 million in fiscal 2003 to $10.5 million from $8.5 million in fiscal 2002, primarily due to interest on our convertible debt issued in June 2002 as well as an increase in the average outstanding borrowings on the cash surrender value of COLI policies.

Provision for (Benefit From) Income Taxes

The provision for income taxes was $2.0 million in fiscal 2003 compared to a benefit of $12.3 million in fiscal 2002. The benefit recorded in the prior year reflects tax savings as a result of restructuring charges not duplicated fiscal 2003. Although we reported a pretax loss in fiscal 2003, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense. The effective tax rate was (9%) for fiscal 2003 and 11% for fiscal 2002.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% stockholder interest in our Mexican subsidiaries. We report our interest in the earnings of the Mexican subsidiaries as a one-line adjustment to net income (loss). Equity in earnings was $1.8 million in fiscal 2003 and $1.1 million in fiscal 2002.

Liquidity and Capital Resources

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our fee revenue could require us to further cut costs or obtain financing to meet our cash needs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following chart represents our contractual obligations as of April 30, 2004 (in thousands):

	Payments due by period
	Total	Less Than 1 Year	1-3 Years		3-5 Years		More than 5 Years
Capital expenditures commitments(1)	$813	$813	$		$		$
Operating lease commitments(2)	85,900	17,981		27,713		20,341		19,865
Accrued restructuring charges(3)	10,738	3,622		3,132		2,246		1,738
Long-term debt(4)	44,400							44,400
Convertible mandatorily redeemable preferred stock(4)	10,512							10,512

Total	$152,363	$22,416		$30,845		$22,587		$76,515

(1)	Capital expenditures primarily relate to the leasehold improvements that will be incurred in conjunction with the relocation of our corporate offices. This commitment amount is net of tenant allowances received.
(2)	See Note 12, Commitments and Contingencies, in the notes to consolidated financial statements for additional information.
(3)	See Note 4, Restructuring Charges, in the notes to consolidated financial statements for additional information.
(4)	See Note 9, Mandatorily Redeemable Convertible Securities, in the notes to consolidated financial statements for additional information.

In addition to the contractual obligations above, we have contingent commitments under certain employment agreements that are payable only upon termination of employment. We also have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet as of April 30, 2004 . The obligations related to these employee benefit plans are described in Note 6, Deferred Compensation and Retirement Plans, Pension Plan and Company Owned Life Insurance. As the timing of cash disbursements related to these employee benefit plans is uncertain, we have not included these obligations in the above table.

The following table presents selected financial information:

	As of April 30,
	2004	2003	2002
	(in thousands)
Cash and cash equivalents	$108,102	$82,685	$66,128
Working capital	88,294	72,673	25,610
Long-term debt	44,400	41,364	1,634
Convertible mandatorily redeemable preferred stock	10,512	9,606

The increase in our working capital of $15.6 million in fiscal 2004 compared to fiscal 2003 is primarily due to an increase in current assets of $21.1 million as a result of an increase in cash of $25.4 million and accounts receivable of $5.6 million, offset by a decrease in other receivables of $9.8 million primarily related to income tax receivables. The increase in current liabilities of $5.5 million primarily relates to an increase in accrued compensation and benefits payable of $8.8 million and other accrued liabilities of $1.8 million, offset by a decrease in notes payable of $5.1 million.

The increase in our working capital of $47.1 million in fiscal 2003 compared to fiscal 2002 is primarily due to the increase in cash as a result of the issuance of our convertible securities and the elimination of our previous credit facility borrowings in fiscal year 2003. Changes in other current assets, primarily a decrease in receivables of $8.2 million and a decrease of $17.5 million primarily related to income tax receivables, were offset by changes in other current liabilities, primarily a decrease in notes payable of $7.7 million, a decrease in compensation and benefits payable of $2.0 million and a decrease in other accrued liabilities of $8.9 million.

Cash provided by operating activities was $31.0 million in the current year as a result of improved operating results coupled with the timing of invoice payments. In fiscal 2003, cash provided by operating activities was $23.5 million as a result of improved operating results, timing of invoice payments and improved collection on receivables. In fiscal 2002, cash used in operating activities was $59.6 million, primarily related to the timing of payments as a result of restructuring activities.

Cash provided by investing activities was $6.4 million for fiscal 2004, comprised primarily of $12.8 million in proceeds received as a result of surrendering our COLI policies offset by $4.9 million in premiums paid on our COLI policies and $1.9 million of capital expenditures. Cash used in investing activities of $9.4 million for fiscal 2003 was comprised of $7.2 million used for premiums paid on our COLI policies and $3.5 million of capital expenditures. In fiscal 2002, cash used in investing activities was $2.5 million, comprised of $8.5 million of capital expenditures and $9.5 million of premiums paid on our COLI policies offset by $16.4 million received from the sale of marketable securities.

Capital expenditures totaled $1.9 million, $3.5 million, and $8.5 million for fiscal 2004, 2003 and 2002, respectively. These expenditures primarily consisted of systems hardware and software costs, upgrades to information systems and leasehold improvements. The decrease in fiscal 2004 of $1.6 million compared to fiscal 2003 and the decrease of $5.0 million in fiscal 2003 over fiscal year 2002, reflects our reduced spending efforts.

Cash (used in) provided by financing activities was $(12.5) million, $5.6 million, and $44.1 million in fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, we made payments of $13.3 million on our COLI loans, $5.0 million on our stockholder acquisition notes and $2.0 million as a result of the repurchase of common stock. In fiscal 2004, we received $3.8 million in funds from borrowings under our COLI policies and $4.0 million as a result of common stock issuances and payment of related notes. In fiscal 2003, we received proceeds of $45.6 million from the issuance of convertible securities and paid our outstanding borrowings of $39.0 million from our previous credit facility. In addition, in fiscal 2003, we made payments on stockholder acquisition notes of $9.4 million and received funds from borrowings under our COLI policies of $8.7 million. In fiscal 2002, we had borrowings of $39.0 million on our previous credit facility and $11.7 million on our COLI policies offset by payments on stockholder acquisition notes of $9.4 million.

Total outstanding borrowings under our COLI policies were $57.6 million, $66.5 million and $59.9 million as of April 30, 2004, 2003 and 2002, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $116.4 million, $119.7 million and $112.9 million as of April 30, 2004, 2003 and 2002, respectively. At April 30, 2004, the net cash value of these policies was $58.9 million of which $53.5 million is held in trust limiting our ability to borrow to pay premiums on these policies.

In the current year, we issued an additional $2.8 million of 7.5% Convertible Subordinated Notes in lieu of interest payable in cash and $0.7 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of April 30, 2004, we had approximately $44.4 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.3 million.

We obtained a $30.0 million Senior Secured Revolving Credit Facility in February 2003. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of April 30, 2004, we had no outstanding borrowings on our credit facility. We had an available borrowing capacity of $18.5 million as of April 30, 2004, of which $6.2 million was assigned to standby letters of credit then outstanding.

Quarterly Results

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2004 and 2003. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2004				Fiscal 2003
	July 31(1)	Oct. 31	Jan. 31	April 30	July 31	Oct. 31(2)	Jan. 31	April 30
Fee revenue	$72,587	$76,650	$81,362	$97,732	$83,950	$79,572	$75,536	$76,054
Operating income (loss)	(6,904)	5,158	6,246	11,290	1,310	(15,939)	183	1,142
Net income (loss) (3)	(9,437)	2,221	3,885	8,734	(583)	(18,017)	(2,559)	(1,743)
Net income (loss) attributed to common stockholders	(9,437)	2,221	3,885	8,734	(708)	(18,259)	(2,804)	(1,984)
Net income (loss) per share
Basic	(0.25)	0.06	0.10	0.23	(0.02)	(0.48)	(0.07)	(0.05)
Diluted	(0.25)	0.06	0.10	0.21	(0.02)	(0.48)	(0.07)	(0.05)

(1)	We recognized restructuring charges of $8,526 million in the first quarter of 2004 comprised of (a) $6,704 of severance restructuring costs, (b) $1,421 of facilities restructuring costs and( c) $401 related to the write-down of related assets, primarily property and equipment.
(2)	We recognized restructuring charges of $16,281 in the second quarter of 2003 comprised of (a) $5,273 of severance restructuring costs, (b) $11,788 of facilities restructuring costs, (c) $798 related to the write-down of related assets, primarily property and equipment, offset by (d) a gain of $1,578 related to a litigation settlement of a former subsidiary.
(3)	Excluding restructuring charges, net loss would have been ($911) and ($1,736) for the first quarter of fiscal 2004 and the second quarter of fiscal 2003, respectively.

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, effective as of the first reporting period beginning after March 15, 2004. The impact upon adoption of this standard did not have a material impact on the results of our operations or financial position.

In December 2003, the FASB issued SFAS No. 132(R) “Employers’ Disclosure about Pensions and Other Postretirement Benefits”. The statement is effective for domestic plans for fiscal years ending after December 15, 2003. The statement’s provisions related to foreign plans are effective June 15, 2004. This statement broadens the disclosure requirements related to plan assets, investment strategies, measurement dates, plan obligation’s, cash flows, and components of net periodic benefit cost recognized during the period. The adoption of this statement did not have an impact on our financial position or results of operations.

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

Foreign Currency Risk

Substantially all our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income on our Statement of Stockholders’ Equity. We recognized $4.4 million, $8.1 million and $3.0 million of transaction adjustments in fiscal 2004, 2003 and 2002, respectively.

Historically, we have not realized any significant foreign currency gains or losses on transactions denominated in foreign currencies. In fiscal 2004, 2003 and 2002, we recognized foreign currency gains, after income taxes, of $0.0 million, $0.3 million and $0.2 million, respectively, primarily related to our Europe operations on our Statement of Operations.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates in part through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2004, we had no outstanding balance on our credit facility. We have $57.6 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2004 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is mitigated by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

In June 2002, we issued $40.0 million of 7.5% Convertible Debt and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010. The Convertible Debt and 7.5% Convertible Preferred Stock approximates fair value at April 30, 2004.

Item 8.    Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Item 7 under the heading “Quarterly Results.”

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting or that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director—Class 2004,” “Nominees for Director—Class 2005,” “Nominees for Directors—Class 2006” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our fiscal 2004 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

We have adopted a “Code of Business Conduct and Ethics,” which is applicable to our directors, chief executive officer and senior financial officers, including our principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.kornferry.com. We intend to post amendments to or waivers to this Code of Business Conduct and Ethics on our website when adopted. Upon written request, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Requests should be directed to Korn/Ferry International, 1800 Century Park East, Suite 900, Los Angeles, California 90067, Attention: Peter Dunn. Effective September 27, 2004, our new corporate address will be 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067. Please direct any requests or inquiries to the new address subsequent to September 24, 2004.

Item 11.    Executive Compensation

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-end Option Values” and “Employment Agreements” and elsewhere in our fiscal 2004 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our fiscal 2004 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our fiscal 2004 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in our fiscal 2004 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT.

Page
1.	Index to Financial Statements:
	See Consolidated Financial Statements included as part of this Form 10-K	F-1
2.	Financial Statement Schedules
	Schedule II—Valuation and Qualifying Accounts	F-28
3.	Exhibits:

Exhibit Number		Description of Exhibit

3.1		Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2		Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3		Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

4.1		Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), and incorporated herein by reference.

4.2		Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

4.3		Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

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

Second Amendment to Employment Agreement between the Company and Paul C. Reilly, dated July 1, 2003 filed as an Exhibit 10.13 to the Company’s Form 10-K filed July 22, 2003, and incorporated herein by reference.

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

10.18

Credit agreement, dated as of February 14, 2003, among Korn/Ferry International, the lenders thereto and Wells Fargo Bank, N.A. as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, dated March 17, 2003, and incorporated herein by reference.

10.19	*	Performance Award Plan, filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.20	*	Amendments to Performance Award Plan, filed as Exhibit 10.4 on the Company’s Annual Report on Form 10-K, dated July 30, 2001, and incorporated herein by reference.

10.21	*	Amendments to Performance Award Plan, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

Exhibit Number		Description of Exhibit

10.22	*	Amendment to Performance Award Plan filed as an Exhibit 10.22 to the Company’s Form 10-K filed July 22, 2003 and incorporated herein by reference.

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

10.29	*	Employee Stock Purchase Plan filed as an Exhibit 10.29 to the Company’s Form 10-K filed July 22, 2003, and incorporated herein by reference.

10.30	*	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as an Exhibit 10.2 to the Company’s Form 10-Q filed March 12, 2004, and incorporated herein by reference.

10.31

Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as an Exhibit 10.1 to the Company’s Form 10-Q filed March 12, 2004, and incorporated herein by reference.

10.32	*

Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004 , filed as an Exhibit 10.3 to the Company’s Form 10-Q filed March 12, 2004, and incorporated herein by reference.

10.33

First Amendment to Credit Agreement, dated August 18, 2003, among the Company, the lenders thereto and Well Fargo Bank, as administrative agent, filed as an Exhibit 10.1 to the Company’s Form 10-Q filed December 12, 2003, and incorporated herein by reference.

10.34	*

Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as an Exhibit 10.4 to the Company’s Form 10-Q filed March 12, 2004, and incorporated herein by reference.

21.1		Subsidiaries of Korn/Ferry International.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (contained on signature page).

31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

Exhibit Number	Description of Exhibit

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer, Chief Financial Officer and Executive Vice President

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

Signature	Title	Date

/s/ PAUL C. REILLY Paul C. Reilly	Chairman of the Board and Chief Executive Officer	July 14, 2004

/s/ GARY D. BURNISON Gary D. Burnison	Chief Operating Officer, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	July 14, 2004

/s/ JAMES E. BARLETT James E. Barlett	Director	July 14, 2004

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	July 14, 2004

/s/ SPENCER C. FLEISCHER Spencer C. Fleischer	Director	July 14, 2004

Signature	Title	Date

/s/ PATTI S. HART Patti S. Hart	Director	July 14, 2004

/s/ DAVID L. LOWE David L. Lowe	Director	July 14, 2004

/s/ EDWARD D. MILLER Edward D. Miller	Director	July 14, 2004

/s/ IHNO SCHNEEVOIGT Ihno Schneevoigt	Director	July 14, 2004

/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	July 14, 2004

/s/ KEN WHIPPLE Ken Whipple	Director	July 14, 2004

Note: All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”), as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Los Angeles, California

May 26, 2004

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30,
	2004		2003
ASSETS
Cash and cash equivalents		$108,102	$82,685
Receivables due from clients, net of allowance for doubtful accounts of $6,159 and $7,199		52,306	46,737
Income tax and other receivables		2,856	12,648
Deferred income taxes		9,320	9,162
Prepaid expenses		10,128	10,403

Total current assets		182,712	161,635

Property and equipment, net		19,603	27,698
Cash surrender value of company owned life insurance policies, net of loans		58,868	53,143
Deferred income taxes		27,352	23,897
Goodwill		98,481	94,729
Deferred financing costs, investments and other		7,670	7,911

Total assets		$394,686	$369,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable and current maturities of long-term debt	$		$5,099
Accounts payable		8,676	8,651
Compensation and benefits payable		60,957	52,206
Other accrued liabilities		24,785	23,006

Total current liabilities		94,418	88,962

Deferred compensation and other retirement plans		53,018	49,944
Long-term debt		44,400	41,364
Other		11,456	12,682
7.5 % Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,300		10,512	9,606

Total liabilities		213,804	202,558

Stockholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 39,363 and 38,642 shares issued and 38,170 and 37,590 shares outstanding		307,003	302,021
Retained earnings (deficit)		(121,204)	(126,607)
Unearned restricted stock compensation		(2,341)	(1,560)
Accumulated other comprehensive loss		(1,596)	(6,044)

Stockholders’ equity		181,862	167,810
Less: Notes receivable from stockholders		(980)	(1,355)

Total stockholders’ equity		180,882	166,455

Total liabilities and stockholders’ equity		$394,686	$369,013

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2004	2003	2002
Fee revenue.	$328,331	$315,112	$377,425
Reimbursed out-of-pocket engagement expenses	22,372	23,354	29,310

Revenue	350,703	338,466	406,735

Compensation and benefits.	221,177	223,192	273,994
General and administrative expenses.	71,623	73,107	101,934
Out-of-pocket engagement expenses	23,557	23,029	25,759
Depreciation and amortization	10,030	16,161	17,482
Restructuring charges	8,526	16,281	50,277
Goodwill impairment charges			42,926

Total operating expenses	334,913	351,770	512,372

Operating income (loss)	15,790	(13,304)	(105,637)

Interest and other income, net	1,779	1,189	2,438
Interest expense	9,903	10,522	8,521

Income (loss) before provision for (benefit from) income taxes and equity in earnings of unconsolidated subsidiaries	7,666	(22,637)	(111,720)

Provision for (benefit from) income taxes	3,218	2,040	(12,328)
Equity in earnings of unconsolidated subsidiaries	955	1,775	1,141

Net income (loss)	$5,403	$(22,902)	$(98,251)
Accretion on redeemable convertible preferred stock		852

Net income (loss) attributed to common stockholders	$5,403	$(23,754)	$(98,251)

Basic earnings (loss) per common share	$0.14	$(0.63)	$(2.62)

Basic weighted average common shares outstanding	37,466	37,576	37,547

Diluted earnings (loss) per common share	$0.13	$(0.63)	$(2.62)

Diluted weighted average common shares outstanding	39,202	37,576	37,547

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares	Common Stock	Retained Earnings (Deficit)	Unearned Restricted Stock Compensation		Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
Balance as of April 30, 2001	37,516	$296,069	$(4,602)	$		$(16,598)	$274,869
Purchase of stock	(101)	(376)					(376)
Issuance of stock	195	1,655					1,655
Issuance of restricted stock	310	4,923			$(4,921)		2
Forfeiture of restricted stock	(51)	(783)			783
Amortization of unearned restricted stock compensation					1,150		1,150
Comprehensive loss:
Net loss			(98,251)				(98,251)	$(98,251)
Foreign currency translation adjustments						(465)	(465)	(465)
Reclassification adjustment for losses realized on investment, net of tax benefit of $2,145						2,962	2,962	2,962

Comprehensive loss								$(95,754)

Balance as of April 30, 2002	37,869	$301,488	$(102,853)		$(2,988)	$(14,101)	$181,546
Purchase of stock	(314)	(1,115)					(1,115)
Issuance of stock	10	151					151
Issuance of restricted stock	45	335			(335)
Forfeiture of restricted stock	(20)	(321)			321
Amortization of unearned restricted stock compensation					1,442		1,442
Variable stock-based compensation		23					23
Issuance of warrants		1,460					1,460
Accretion of mandatory redemption value of preferred stock			(852)				(852)
Comprehensive loss:
Net loss			(22,902)				(22,902)	$(22,902)
Foreign currency translation adjustments						8,057	8,057	8,057

Comprehensive loss								$(14,845)

Balance as of April 30, 2003	37,590	$302,021	$(126,607)		$(1,560)	$(6,044)	$167,810
Purchase of stock	(171)	(1,885)					(1,885)
Issuance of stock	452	3,782					3,782
Issuance of restricted stock	302	2,672			(2,672)
Forfeiture of restricted stock	(3)	(45)			45
Amortization of unearned restricted stock compensation					1,846		1,846
Tax benefit from exercise of stock options		458					458
Comprehensive income:
Net income			5,403				5,403	$5,403
Foreign currency translation adjustments						4,448	4,448	4,448

Comprehensive income								$9,851

Balance as of April 30, 2004	38,170	$307,003	$(121,204)		$(2,341)	$(1,596)	$181,862

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2004	2003	2002
Cash from operating activities:
Net income (loss)	$5,403	$(22,902)	$(98,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,953	14,862	16,533
Amortization of intangible assets	77	1,299	949
Amortization of note payable discount		244	467
Interest paid in kind and amortization of discount on convertible securities	4,527	3,051
Loss (gain) on disposition of property and equipment	396	(15)	63
Unrealized loss on marketable securities and other assets		587	946
Provision for doubtful accounts	3,034	5,846	10,853
Gains on cash surrender value of life insurance policies	(4,453)	(1,943)	(806)
Deferred income tax (benefit) provision	(3,613)	(2,103)	1,003
Tax benefit from exercise of stock options	458		188
Asset impairment charges	464	1,113	57,730
Restructuring charges		1,554	5,543
Restricted stock compensation	1,870	1,294	1,152
Change in other assets and liabilities:
Deferred compensation	3,224	5,138	3,284
Receivables	480	19,789	5,119
Prepaid expenses	275	(72)	(147)
Investment in unconsolidated subsidiaries	52	(625)	(769)
Income taxes		468	(3,903)
Accounts payable and accrued liabilities	10,555	(10,666)	(60,948)
Other	(1,743)	6,557	1,434

Net cash provided by (used in) operating activities	30,959	23,476	(59,560)

Cash from investing activities:
Purchase of property and equipment	(1,927)	(3,455)	(8,539)
Sale of marketable securities			16,397
Business acquisitions, net of cash acquired			(834)
Premiums on life insurance	(4,879)	(7,208)	(9,549)
Proceeds from surrender of life insurance policies	12,762
Proceeds from life insurance policy benefit payments	1,061	1,285	47
Purchase of Futurestep minority shares	(570)

Net cash provided by (used in) investing activities	6,447	(9,378)	(2,478)

Cash from financing activities:
Proceeds from issuance of convertible debt, preferred stock and warrants, net		45,628
(Payments) borrowings on previous credit facility		(39,000)	39,000
Payment of acquisition notes	(5,018)	(9,374)	(9,449)
Payments on life insurance policy loans	(13,341)
Borrowings under life insurance policies	3,834	8,729	11,662
Purchase of common stock	(1,966)	(1,269)	(532)
Proceeds from issuance of common stock and receipts on stockholders’ notes	3,983	894	3,462

Net cash (used in) provided by financing activities	(12,508)	5,608	44,143

Effect of exchange rate changes on cash flows	519	(3,149)	(1,638)

Net increase (decrease) in cash and cash equivalents	25,417	16,557	(19,533)
Cash and cash equivalents at beginning of the year	82,685	66,128	85,661

Cash and cash equivalents at end of the year	$108,102	$82,685	$66,128

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2004

(dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International (“KFY” or the “Company”), a Delaware corporation, and its subsidiaries are engaged in the business of providing executive recruitment, middle-management recruitment and consulting and related services globally on a retained basis.

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Investments in companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investment is publicly traded or if the investment is not publicly traded, then the investment is accounted for at cost. Dividends and other distributions of earnings from both market-value and cost-method investments are included in other income when declared. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income (loss) until the investment is sold or an unrealized loss is no longer considered temporary, at which time the realized or recognized gain or loss is included in operations.

In fiscal 2002, the Company believed that the loss related to a publicly traded investment was no longer temporary and reclassified a loss of $2,962, net of a tax benefit of $2,145, from other comprehensive loss to net income (loss). This loss is included in asset impairment charge of $6,264 (see Note 4). The Company recognized an additional unrealized holding loss on this investment of $0, $640 and $946 in fiscal 2004, 2003 and 2002, respectively, included in other income.

Basis of Presentation

The accounting and reporting policies of the Company conform with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and prevailing practice within the industry.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition (discussed below), deferred compensation (see Note 6) and evaluation of the carrying value of goodwill and deferred income taxes (discussed below and Note 7).

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, middle-management recruitment, consulting and related services performed on a retained basis. Fee

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

revenue from recruitment activities is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments commencing in the month of a client’s acceptance of the contract. Fees earned in excess of the initial contract amount are billed upon completion of the engagement.

A provision is established for doubtful accounts (specific and general reserves) through a charge to general and administrative expense based on historical experience. After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible.

Goodwill and Other Intangibles

Goodwill represents the excess of the acquisition cost over the net assets acquired in business combinations. Goodwill is recorded net of accumulated depreciation through April 30, 2001. Other intangibles arising from business acquisitions, include contractual obligations contingent upon future performance that are amortized on a straight-line basis over the contractual period. Other intangibles are recorded net of accumulated amortization.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, effective May 1, 2001, goodwill is no longer amortized, but is subject to periodic impairment tests. The Company assesses whether goodwill is impaired at least annually using the two-step process. This assessment was made in fiscal 2004, and no impairment was indicated.

Stock Based Compensation

The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB”) No. 25 and related interpretations. Under APB No. 25, no stock-based compensation is reflected in operations, as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in operations. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, the Company adopted the additional disclosure provisions required by SFAS 148.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Fiscal Year Ended April 30,
	2004	2003	2002
Net income (loss) attributed to common stockholders, as reported	$5,403	$(23,754)	$(98,251)
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	2,244	1,442	1,132
Employee stock compensation expense determined under the fair-value based method	(13,622)	(21,247)	(23,583)

Net loss attributed to common stockholders as adjusted	$(5,975)	$(43,559)	$(120,702)

Basic EPS
As reported	$0.14	$(0.63)	$(2.62)
Pro forma	$(0.16)	$(1.16)	$(3.21)
Dilutive EPS
As reported	$0.13	$(0.63)	$(2.62)
Pro forma	$(0.16)	$(1.16)	$(3.21)

The weighted average fair value of options granted in fiscal 2004, 2003 and 2002 was $3.92, $5.09 and $8.61, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate and the following assumptions:

	Fiscal Year Ended April 30,
	2004	2003	2002
Expected stock volatility	63.5%	66.2%	66.5%
Risk-free interest rate	3.60%	3.76%	5.14%
Expected option life (in years)	4.50	7.50	7.50

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

Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Foreign currency (gains) and losses, on an after tax basis, included in net income (loss), were ($13), ($252) and ($246) in fiscal 2004, 2003 and 2002, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

Cash Flows

Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of purchase.

Net cash from operating activities includes cash payments for interest of $4,818, $7,056 and $8,324 in fiscal 2004, 2003 and 2002, respectively. Cash payments (refunds) for income taxes, amounted to ($4,055), ($17,263), and $7,908 in fiscal 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. Notes payable, long-term debt and convertible mandatorily redeemable preferred stock bear interest at rates that approximate the current market interest rates for similar instruments and, accordingly, the carrying value approximates fair value. The fair value of notes receivable from stockholders based on discounting the estimated future cash flows using a current market rate approximates the carrying value.

Marketable Securities

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates this classification at each balance sheet date. At April 30, 2004 and 2003, we had no investments in marketable securities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2004, the Company had no significant credit concentrations.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 6.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”, effective as of the first reporting period beginning after March 15, 2004. The impact upon adoption of this standard did not have a material impact on the results of the Company’s operations or the Company’s financial position.

In December 2003, the FASB issued SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits”. The statement is effective for domestic plans for fiscal years ending after December 15, 2003. The statement’s provisions related to foreign plans are effective June 15, 2004. This statement broadens the disclosure requirements related to plan assets, investment strategies, measurement dates, plan obligation’s, cash flows, and components of net periodic benefit cost recognized during the period. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the current year presentation.

2.    Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share (“diluted EPS”) reflects the potential dilution that would occur if all outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net income (loss), after assumed conversion of subordinated notes and preferred stock, by the weighted average number of common shares outstanding plus dilutive common equivalent shares. The following is a reconciliation of the numerator and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	2004	2003	2002
Net income (loss) (Numerator):
Net income (loss)	$5,403	$(22,902)	$(98,251)
Accretion on redeemable convertible preferred stock		(852)

Net income (loss) for basic EPS	$5,403	$(23,754)	$(98,251)

Shares (Denominator):
Weighted average shares for basic EPS	37,466	37,576	37,547
Effect of convertible subordinated notes
Convertible preferred stock
Warrants
Restricted stock	159
Stock options	1,558
Employee stock purchase plan	19

Adjusted weighted average shares for diluted EPS	39,202	37,576	37,547

Basic earnings (loss) per share	$0.14	$(0.63)	$(2.62)

Diluted earnings (loss) per share	$0.13	$(0.63)	$(2.62)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises of convertible notes, preferred stock and in-the-money options and warrants had been used, the fully dilutive shares outstanding for the years ended April 30, 2004, 2003 and 2002 would have been 45,020, 43,086 and 37,673, respectively.

3.    Employee Stock Plans

The maximum number of shares of common stock reserved for issuance is 13 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

Stock Option Plans

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or stock appreciation rights (“SARs”). Options granted to officers, non-employee

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

directors and other key employees generally vest over a three to five year period and generally expire ten years from the date of grant. Stock options are granted at a price that is equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of shares determined by the employee’s performance level. In addition, certain management typically receive a stock option grant upon commencement of employment.

The status of stock options and SARs issued under the Company’s performance award plans are summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at April 30, 2001	7,059	$20.66
Granted	2,176	$15.79
Exercised	(74)	$13.70
Canceled/forfeited	(1,139)	$22.03
Canceled subject to exchange	(3,581)	$22.03

Outstanding at April 30, 2002	4,441	$16.94
Granted	2,745	$7.43
Granted subject to exchange	1,418	$7.38
Canceled/forfeited	(888)	$14.03

Outstanding at April 30, 2003	7,716	$12.13
Granted	2,249	$8.66
Exercised	(311)	$8.95
Canceled/forfeited	(696)	$13.28

Outstanding at April 30, 2004	8,958	$11.28

Included in the table above are 155,646 SARs outstanding as of April 30, 2004 with a weighted average strike price of $10.34.

In March 2002, the Company accepted for exchange 3,580,641 options and SARs relating to shares of the Company’s common stock. Subject to the terms and conditions of the exchange offer in September 2002, six months and one day after the options were canceled, the Company issued 1,418,024 replacement options and SARs of the Company’s common stock to 347 option and SARs holders that participated in the exchange.

Summary information about the Company’s stock options and SARs outstanding at April 30, 2004 is presented in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 4/30/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Excerciseable as of 4/30/04	Weighted Average Exercise Price
$6.16–$7.38	3,207	7.6	$7.36	1,388	$7.35
$7.38–$11.00	2,117	9.1	$8.28	128	$9.01
$11.00–$14.50	1,729	4.0	$13.53	1,511	$13.70
$14.50–$37.80	1,905	6.3	$19.17	1,461	$20.20

	8,958	7.0	$11.28	4,488	$13.72

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

Restricted Stock Plan

The status of the Company’s restricted common stock is summarized below:

Number of Shares
Fiscal year 2002 issuances	310,333
Canceled/forfeited	(51,333)

Outstanding at April 30, 2002	259,000
Fiscal year 2003 issuances	45,000
Vested	(86,347)
Canceled/forfeited	(19,999)

Outstanding at April 30, 2003	197,654
Fiscal year 2004 issuances	302,106
Vested	(90,503)
Canceled/forfeited	(2,832)

Outstanding at April 30, 2004	406,425

Compensation expense related to these awards is charged to operations on a straight-line basis over the three year vesting period and totaled $1,870, $1,294 and $1,152 for the fiscal years ending April 30, 2004, 2003 and 2002, respectively.

Stock Purchase Plan

In October 2003, the Company implemented an Employee Stock Purchase Plan (“ESPP”) that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the lower of the fair market price of the common stock on the first or last day of the enrollment period. In fiscal year 2004, employees purchased 0.1 million shares at $7.52 per share. At April 30, 2004, the plan had 1.4 million shares available for future issuance.

4.    Restructuring Charges

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

In 2001, the Board began approving a series of business realignment initiatives designed to reduce the work force by nearly 30%, or over 850 employees. Such initiatives included consolidating back-office functions of Futurestep and executive recruitment, exiting the college recruitment market, discontinuing the operations of JobDirect and writing down other related assets and goodwill. These restructuring initiatives resulted in a total charge of $8,526, $16,281, and $93,203 against operating results in fiscal 2004, 2003, and 2002, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

	For the year ended April 30, 2004
	Restructuring		Asset Impairment and Other		Total
	Severance	Facilities
Executive recruitment
North America	$455	$(191)	$		$264
Europe	4,405	309		$196	4,910
Asia/Pacific	160				160
South America	58				58

Total executive recruitment	5,078	118		196	5,392
Futurestep	1,474	1,303		205	2,982
Corporate	152				152

Total	$6,704	$1,421		$401	$8,526

Executive recruitment severance of $5,078 includes 112 employees terminated. The $118 of facilities restructuring charge is net of a $875 favorable adjustment related to previously reported restructured properties as a result of subleases executed at better terms than originally anticipated. The facilities restructuring charge primarily relates to lease termination costs, net of estimated sublease income, for excess space in three executive recruitment offices. The other asset impairment charge of $196 relates to the write-down of fixed assets.

Futurestep severance of $1,474 includes 43 employees terminated. Facilities of $1,303 primarily relates to five Futurestep offices that were closed as employees were co-located with executive recruitment offices. The other asset impairment charge of $205 relates to the write-down of related fixed assets.

Corporate severance of $152 includes seven employees terminated.

	For the year ended April 30, 2003
	Restructuring		Asset Impairment and Other	Total
	Severance	Facilities
Executive recruitment
North America	$2,313	$3,329	$109	$5,751
Europe	809	4,534		5,343
Asia/Pacific	312			312

Total executive recruitment	3,434	7,863	109	11,406
Futurestep	761	3,925	689	5,375
Corporate	1,078		(1,578)	(500)

Total	$5,273	$11,788	$(780)	$16,281

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

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

A roll-forward of the restructuring liability at April 30, 2004 is as follows:

	Severance		Facilities		Other		Total
Liability as of April 30, 2001	$		$		$		$
Charged to expense		19,102		16,122		57,979		93,203
Non-cash items				(2,265)		(57,729)		(59,994)
Payments		(16,923)		(3,458)		(250)		(20,631)

Liability as of April 30, 2002		2,179		10,399				12,578
Charged to expense		5,273		11,788		(780)		16,281
Non-cash items		(172)		(1,382)		(798)		(2,352)
Payments		(6,459)		(6,840)		1,578		(11,721)

Liability as of April 30, 2003		821		13,965				14,786
Charged to expense		6,704		1,421		401		8,526
Non-cash items						(401)		(401)
Payments		(6,678)		(5,495)				(12,173)

Liability as of April 30, 2004		$847		$9,891	$			$10,738

The severance accrual includes amounts paid monthly and are expected to be paid in full by December 2004. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $7,129 is included in other long-term liabilities, which will be paid over the next seven years.

5.    Employee Profit-Sharing

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $478, $0 and $537 for fiscal 2004, 2003 and 2002, respectively.

6.    Deferred Compensation and Retirement Plans, Pension Plan and Company Owned Life Insurance Policies

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering all of its employees in the United States and certain employees in other countries. The WEB plans are designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrues and is fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the 36 consecutive months in the final 72 months of active full-time employment through January 2004. The Company did not make accruals for WEB plan participants for the three years ending April 30, 2004. In January 2004, the Company froze the WEB plan, so as to not allow new participants, future accruals and future salary increases. This event was considered a curtailment which resulted in a gain of $634 in the current year.

The Company also established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994. Certain vice presidents elect to participate in a “deferral unit” that requires the contribution of current compensation for an eight year period in return for defined benefit payments from the Company over a fifteen year period generally at retirement age of 65 or later. Participants were able to acquire additional “deferral units” every five years. The EWAP replaced the Wealth Accumulation Plan (“WAP”) in fiscal 1994 and executives who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement age of 65. In June 2003, the Company amended the EWAP and WAP plans, so as not to allow new participants or the purchase of additional deferral units by existing participants.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

The Company also maintains various retirement plans statutorily required in six foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2004 and 2003 is $5,400 for 98 participants and $5,283 for 95 participants, respectively. The Company’s contribution to these plans was $1,850 and $3,025 in fiscal 2004 and 2003, respectively.

The total long-term benefit obligations for the deferred compensation, retirement and pension plans were:

	Fiscal Year Ended April 30,
	2004	2003
Deferred compensation plans	$42,578	$39,120
Retirement plans	5,400	5,283
Pension plans	4,941	5,541

Total long-term benefit obligation	$52,919	$49,944

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2004	2003	2002
Deferred Compensation Plan:
Benefit obligation at beginning of year	$41,120	$38,045	$34,673
Service cost	1,287	977	2,788
Interest cost	3,112	3,165	1,225
Plan participants’ contributions with interest	1,408	1,589	1,629
Actuarial loss	741	278	332

Total expense	6,548	6,009	5,974
Benefits paid	(2,636)	(2,934)	(2,602)

Benefit obligation at end of fiscal year	45,032	41,120	38,045
Less: current portion of benefit obligation	(2,454)	(2,000)	(1,462)

Long-term benefit obligation at end of year	$42,578	$39,120	$36,583

	2004	2003	2002
Components of net periodic benefit costs:
Service cost	$1,287	$977	$2,788
Interest cost	3,112	3,165	1,225
Amortization of actuarial loss	741	278	332

Net periodic benefit cost	$5,140	$4,420	$4,345

	2004	2003
Weighted average assumptions
Discount rate	6.50%	6.50%
Rate of compensation income	0%	0%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

As of April 30, 2004 and 2003, the Company had unrecognized losses related to the deferred compensation plans of $5,463 and $6,740, respectively, due primarily to changes in assumptions of the discount rate used for calculating the accruals for future benefits. The Company amortizes unrecognized (gains) losses over the average remaining service period of active participants.

	Fiscal Year Ended April 30,
	2004	2003	2002
Pension plan:
Benefit obligation at beginning of year	$5,589	$5,496	$4,942
Service cost	134	97	576
Interest cost	203	204	243
Curtailment gain	(634)
Actuarial gain	(178)	(141)	(136)

Total (income) expense	(475)	160	683
Benefits paid	(125)	(67)	(129)

Benefit obligation at end of fiscal year	4,989	5,589	5,496
Less: current portion of benefit obligation	(48)	(48)

Long-term benefit obligation at end of year	4,941	$5,541	$5,496

	2004	2003	2002
Components of net periodic benefit costs
Service cost	$134	$97	$576
Interest cost	203	204	243
Amortization of actuarial gain	(178)	(141)	(136)

Net periodic benefit cost	$159	$160	$683

	2004	2003
Weighted average assumptions used to determine Benefit obligations at April 30
Discount rate	6.50%	6.50%
Rate of compensation income	0%	5.00%

The accumulated benefit obligation for pension plans was $3,180 and $3,288 at April 30, 2004 and 2003, respectively. As of April 30, 2004 and 2003, the Company also had unrecognized gains related to the pension plan of $1,809 and $2,301, respectively, due to changes in assumptions of the discount rate used for calculating the accruals for future benefits, changes in assumptions related to the participant population and WEB plan accrual amounts. The Company amortizes unrecognized (gains) losses over the average remaining service period of active participants.

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. Company contributions into this plan are discretionary. Participants vest in Company contributions over a three-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” in either a lump sum or in quarterly installments over five, ten or fifteen years. As of April 30, 2004, employee contributions amounted to $99. There were no Company contributions made in the current year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid April 30:

	Pension Benefits	Other Benefits
2005	$184	$2,914
2006	193	3,001
2007	198	3,019
2008	208	3,117
2009	195	3,266
Years 2010-2014	1,074	19,978

Company Owned Life Insurance (COLI)

The Company has purchased COLI contracts insuring participants and former participants in the deferred compensation and pension plans. The gross CSV of these contracts of $116,442 and $119,667 is offset by outstanding policy loans of $57,574 and $66,524, in the accompanying consolidated balance, sheets as of April 30, 2004 and 2003, respectively. Total death benefits payable, net of loans under COLI contracts, were $225,145 and $232,571 at April 30, 2004 and 2003, respectively. Management intends to use the future death benefits (if any) from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2004, COLI contracts with a net cash surrender value of $53,477 and death benefits payable, net of loans, of $182,420 were held in trust for these purposes.

7.    Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision for (benefit from) domestic and foreign income taxes consists of the following:

	Fiscal Year Ended April 30,
	2004	2003	2002
Current income taxes:
Federal	$1,232	$(3,369)	$(14,186)
State			(4,092)
Foreign	5,600	2,933	2,632

Total	6,832	(436)	(15,646)
Deferred income taxes:
Federal	(2,110)	3,354	3,906
State	(741)	15	(841)
Foreign	(763)	(893)	253

Total	(3,614)	2,476	3,318

Provision (benefit) for income taxes	$3,218	$2,040	$(12,328)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2004	2003	2002
Domestic	$13,259	$(9,451)	$(82,478)
Foreign	(5,593)	(13,186)	(29,242)

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$7,666	$(22,637)	$(111,720)

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate is attributed to the following:

	Fiscal Year Ended April 30,
	2004	2003	2002
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source dividend income	(10.0)	(23.3)	(2.7)
Income subject to net higher (lower) foreign tax rates	30.7	(9.0)	0.3
COLI CSV (increase) decrease, net	(23.0)	5.3
Adjustments related to goodwill amortization	14.9	1.6
Non-deductible goodwill amortization
Impairment of acquired net operating losses			(4.4)
Non-deductible restructuring expense		(2.8)	(15.5)
Non-deductible interest expense	8.1
Tax benefits related to (gains) losses on foreign investments	(21.7)	17.5
Displaced foreign tax credits		(27.1)
Other	8.0	(6.2)	(1.7)

Effective tax rate	42.0%	(9.0)%	11.0%

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2004	2003
Deferred income tax assets attributable to:
Deferred compensation	$22,352	$18,554
Allowance for doubtful accounts	1,229	1,640
Accrued liabilities and other	5,968	5,987
Property and equipment	4,241	3,104
Loss and credit carryforwards	6,772	2,283
Other	11,825	18,490

Deferred tax assets before valuation allowances	$52,387	$50,058

Deferred tax liabilities attributable to:
Deferred compensation	(1,447)	(1,464)
Accrued liabilities and other	(4,919)	(4,895)
Other	(3,548)	(467)

Deferred tax liabilities before valuation allowances	(9,914)	(6,826)

Valuation allowances	(5,801)	(10,173)

Net Deferred Income Tax Assets	$36,672	$33,059

Certain deferred tax amounts and valuation allowances were adjusted in the current year based on differences between the prior year’s provision and related tax return filings.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

The deferred tax amounts have been classified in the consolidated balance sheets as of April 30:

	2004	2003
Current deferred tax assets	$12,576	$12,222
Current deferred tax liabilities	(3,256)	(3,060)

Current deferred tax asset, net	9,320	9,162

Non-current deferred tax asset	39,812	37,615
Non-current deferred tax liabilities	(6,659)	(3,545)
Valuation allowance	(5,801)	(10,173)

Non-current deferred tax asset, net	27,352	23,897

Net deferred tax assets	$36,672	$33,059

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

At April 30, 2004, the Company had federal and state net operating loss carryforwards of approximately $6,022 and $102,820, respectively, to offset future tax liabilities. Federal losses may be carried forward 20 years. The losses attributable to the various states may be carried forward from five years to 20 years.

The Company has not provided for U.S. deferred income taxes on approximately $61,698 of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas”, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

Property and equipment consists of the following:

	As of April 30,
	2004	2003
Property and equipment:
Computer equipment and software	$53,781	$52,234
Furniture and fixtures	22,265	22,789
Leasehold improvements	22,261	22,150
Automobiles	1,101	1,056

	99,408	98,229
Less: Accumulated depreciation and amortization	(79,805)	(70,531)

Property and equipment, net	$19,603	$27,698

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

As a result of the restructuring initiatives in fiscal 2004 and 2003, the Company recognized an asset impairment charge of $401 and $798, respectively, related to the write-off of excess furniture and equipment to fair value less costs to sell and a restructuring charge of $1,382 in fiscal 2003, related to the write-off of leasehold improvements. (See Note 4).

9.    Mandatory Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million, 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million, and have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share, as amended in December 2003. The Company also issued warrants to purchase 274,207 shares, as amended, of its common stock at an exercise price of $11.94, as amended, which expires 2012. The warrants were recorded at fair value resulting in discounts on the Notes and Preferred Stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, “ effective at the beginning of the first interim period after June 15, 2003. This Statement required mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the first quarter of fiscal 2004 and classified its convertible mandatorily redeemable preferred stock as a liability. The prior year balance sheet has been reclassified to conform to this Statement. The Company reported its accretion on redeemable preferred stock to interest expense in the current year.

The securities may be redeemed at the option of the purchasers after June 13, 2008, the sixth anniversary of the closing date, at a price equal to 101% of the issuance price plus all accrued interest and dividends. The securities are mandatorily redeemable if still outstanding on June 13, 2010, at a price equal to 101% of the issuance price plus accrued interest and dividends. From the third to the sixth year, the securities are subject to optional redemption by the Company provided certain minimum price targets for our common stock are achieved.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

Interest and dividends are payable semi-annually with 1% payable in cash and 6.5% payable in additional Notes and Preferred Stock for the first two year period from the date of issuance. Thereafter, interest and dividends are payable in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and are being amortized over the life of the securities as interest expense with respect to $3.4 million allocated to the Notes and $0.9 million allocated to the Preferred Stock. The amortization of the issuance costs allocated to Preferred Stock was accreted to dividends in fiscal 2003 and was charged to interest expense in fiscal 2004.

10.    Notes Payable and Long-Term Debt

The Company’s long-term debt consists of the following:

	As of April 30,
	2004	2003
Convertible subordinated notes (Note 9)	$44,400	$41,364
Unsecured subordinated notes payable to stockholders bearing interest at various rates up to 8.50%		5,099

Total long-term debt	44,400	46,463
Less: current maturities		(5,099)

Long-term debt	$44,400	$41,364

The Company obtained a $30 million Senior Secured Revolving Credit Facility (the “Facility”) in February 2003 from Wells Fargo Bank. The total amount available for borrowing by the Company is limited based on certain accounts receivable balances. Borrowings under the line of credit bear interest, at management’s discretion, either at the bank’s prime rate plus 1.0% per annum or at the Eurodollar rate plus 2.5% per annum, which were 5.0% and 3.7%, respectively, at April 30, 2004. The Company pays commitment fees of 0.50% on the balance of the unused line of credit on a quarterly basis. The Facility is secured by substantially all of the Company’s assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio, a minimum Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”), and quick ratio. The Facility also includes customary events of default that permit the lender to accelerate the maturity of the borrowings outstanding upon the occurrence of an event of default that remains uncured after an applicable cure period. The Company had no outstanding borrowings under its Facility at April 30, 2004.

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $57,574 and $66,524 at April 30, 2004 and 2003, respectively. These borrowings are secured by the cash surrender value. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 4.5% to 8.0%. See Note 6.

11.    Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the method used to identify candidates and the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company.

A summary of the Company’s operations by business segment follows:

	Fiscal Year Ended April 30,
	2004	2003	2002
Fee revenue:
Executive recruitment:
North America	$170,678	$162,309	$195,522
Europe	78,236	78,990	92,098
Asia/Pacific	36,818	33,523	37,546
South America	8,371	7,616	10,794

Total executive recruitment	294,103	282,438	335,960
Futurestep	34,228	32,674	40,079
JobDirect			1,386

Total fee revenue	328,331	315,112	377,425
Reimbursed out-of-pocket engagement expenses	22,372	23,354	29,310

Total revenue	$350,703	$338,466	$406,735

	Fiscal Year Ended April 30,
	2004	2003	2002
Operating income (loss) before asset impairment and restructuring charges(1):
Executive recruitment:
North America	$36,247	$23,373	$33,863
Europe	2,998	5,567	(306)
Asia/Pacific	4,158	2,351	3,315
South America	235	(602)	(752)

Total executive recruitment	43,638	30,689	36,120
Futurestep	1,408	(5,393)	(15,361)
JobDirect			(5,833)
Corporate	(20,730)	(22,319)	(27,360)

Subtotal operating income (loss) before asset impairment and restructuring charges:	24,316	2,977	(12,434)
Asset impairment and restructuring charges (Note 4)	8,526	16,281	93,203

Total operating income (loss)	$15,790	$(13,304)	$(105,637)

(1)	Operating income (loss) before asset impairment and restructuring charges are non-GAAP financial measures and exclude asset impairment and restructuring charges. The Company presents these amounts as alternative measures to the actual amounts. The Company uses these adjusted amounts to analyze its operating results since it believes that asset impairment and restructuring charges and do not reflect, and make it difficult to compare, our ongoing operations year over year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2004	2003	2002
Depreciation and amortization:
Executive recruitment:
North America	$3,557	$6,716	$6,601
Europe	3,580	3,943	3,856
Asia/Pacific	797	1,839	1,745
South America	303	292	399

Total executive recruitment	8,237	12,790	12,601
Futurestep	1,171	2,404	3,677
JobDirect			368
Corporate	622	967	836

Total depreciation and amortization	$10,030	$16,161	$17,482

Identifiable assets by business segment are as follows:

	As of April 30,
	2004	2003	2002
Identifiable assets:
Executive recruitment:
North America	$170,475	$137,204	$149,339
Europe	62,004	63,240	64,091
Asia/Pacific	37,413	32,439	32,952
South America	6,508	6,221	8,504

Total executive recruitment	276,400	239,104	254,886
Futurestep	39,696	37,200	34,320
JobDirect	—		315
Corporate	78,590	92,709	88,053

Total identifiable assets	$394,686	$369,013	$377,574

A summary of long-lived assets included in identifiable assets by business segment are as follows:

	As of April 30,
	2004	2003	2002
Long-lived assets:
Executive recruitment:
North America	$7,083	$9,969	$15,040
Europe	9,664	12,370	14,334
Asia/Pacific	958	1,467	2,168
South America	558	754	945

Total executive recruitment	18,263	24,560	32,487
Futurestep	887	2,240	5,750
JobDirect	—		315
Corporate	453	898	1,696

Total long-lived assets	$19,603	$27,698	$40,248

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

A summary of goodwill included in identifiable assets by business segment are as follows:

	As of April 30,
	2004	2003	2002
Goodwill
Executive recruitment:
North America	$45,923	$45,558	$45,558
Europe	26,205	24,607	19,897
Asia/Pacific	972	927	861

Total executive recruitment	73,100	71,092	66,316
Futurestep	25,381	23,637	19,030

Total goodwill	$98,481	$94,729	$85,346

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2004, 2003 or 2002.

In May 2003, the Company completed the purchase of Futurestep minority interest. The Company purchased 527,100 shares of Futurestep common stock at $1.00 per share. The 660,470 Futurestep stock options outstanding were canceled at the time of purchase.

12.    Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2016. Total rental expense for fiscal years 2004, 2003 and 2002 amounted to $21,586, $22,455 and $28,513, respectively. At April 30, 2004, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $85,900, excluding commitments accrued in the restructuring liability, as follows: $17,981 in 2005, $15,090 in 2006, $12,623 in 2007, $10,339 in 2008, $10,002 in 2009 and $19,865 thereafter. As of April 30, 2004, the Company has outstanding standby letters of credit of $6,239 in connection with office leases.

As of April 30, 2004 the Company has employment agreements with certain of its executive officers, with initial terms through June 2005 that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $7,500 and $10,600 prior to and following a change in control, respectively. In addition, all outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2004

(dollars in thousands, except per share amounts)

two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation, which, if resolved, adversely against the Company, would in the opinion of the Company, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

SCHEDULE II

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

			Additions
	Balance at Beginning of Year		Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended April 30, 2004		$7,199	$3,034	$		$4,074	$6,159
Year Ended April 30, 2003		$7,767	$5,846	$		$6,414	$7,199
Year Ended April 30, 2002		$12,937	$10,853	$		$16,023	$7,767

Reserve for Severance and Costs Under Corporate Restructuring Program
Year Ended April 30, 2004		$14,786	$8,526		$(401)	$12,173	$10,738
Year Ended April 30, 2003		$12,578	$16,281		$(2,352)	$11,721	$14,786
Year Ended April 30, 2002	$		93,203		$(59,994)	$20,631	$12,578