Form 10-Q
period 2004-07-31
KORN FERRY INTERNATIONAL
filed 2004-09-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

or

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

The number of shares outstanding of our common stock as of September 7, 2004 was 38,984,692.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of July 31, 2004	As of April 30, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$86,287	$108,102
Marketable securities	7,266	—
Receivables due from clients, net of allowance for doubtful accounts of $7,414 and $6,159	67,413	52,306
Income tax and other receivables	4,714	5,812
Deferred income taxes	9,320	9,320
Prepaid expenses	11,182	10,128

Total current assets	186,182	185,668

Property and equipment, net	18,769	19,603
Cash surrender value of company owned life insurance policies, net of loans	59,324	58,868
Deferred income taxes	28,375	27,352
Goodwill	98,574	98,481
Deferred financing costs, investments and other	7,514	7,670

Total assets	$398,738	$397,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,032	$8,676
Income taxes payable	3,855	2,956
Compensation and benefits payable	42,180	60,957
Other accrued liabilities	23,860	24,785

Total current liabilities	78,927	97,374

Deferred compensation and other retirement plans	54,168	53,018
Long-term debt	45,195	44,400
Other	10,577	11,456
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,485	10,747	10,512

Total liabilities	199,614	216,760

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 40,061 and 39,363 shares
issued and 39,012 and 38,170 shares outstanding	318,287	307,003
Retained deficit	(112,833)	(121,204)
Unearned restricted stock compensation	(4,568)	(2,341)
Accumulated other comprehensive loss	(949)	(1,596)

Stockholders’ equity	199,937	181,862
Less: Notes receivable from stockholders	(813)	(980)

Total stockholders’ equity	199,124	180,882

Total liabilities and stockholders’ equity	$398,738	$397,642

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,
	2004	2003
	(unaudited)
Fee revenue	$102,807	$72,587
Reimbursed out-of-pocket engagement expenses	5,376	5,746

Total revenue	108,183	78,333

Compensation and benefits	64,876	51,318
General and administrative expenses	20,844	16,810
Out-of-pocket engagement expenses	5,638	5,796
Depreciation and amortization	2,242	2,787
Restructuring charges	—	8,526

Total operating expenses	93,600	85,237

Operating income (loss)	14,583	(6,904)

Interest income and other income, net	404	461
Interest expense	(2,553)	(2,709)

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	12,434	(9,152)
Provision for income taxes	4,486	456
Equity in earnings of unconsolidated subsidiaries	423	171

Net income (loss)	$8,371	$(9,437)

Basic earnings (loss) per common share	$0.22	$(0.25)

Basic weighted average common shares outstanding	37,801	37,437

Diluted earnings (loss) per common share	$0.20	$(0.25)

Diluted weighted average common shares outstanding	45,861	37,437

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended July 31,
	2004	2003
	(unaudited)
Cash from operating activities:
Net income (loss)	$8,371	$(9,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,242	2,787
Interest paid in kind and amortization of discount on convertible securities	1,177	888
Gain on disposition of property and equipment	(10)	(20)
Provision for doubtful accounts	2,062	687
Gains on cash surrender value of life insurance policies	(1,000)	(1,000)
Deferred income tax	(1,023)	(965)
Tax benefit from exercise of stock options	1,566	—
Asset impairment charge	—	464
Restricted stock compensation	487	358
Variable stock-based compensation	94	535
Change in other assets and liabilities:
Deferred compensation	940	1,659
Receivables	(16,410)	1,700
Prepaid expenses	(1,054)	804
Investment in unconsolidated subsidiaries	(386)	33
Income taxes	899	—
Accounts payable and accrued liabilities	(19,059)	(20,452)
Other	(604)	(438)

Net cash used in operating activities	(21,708)	(22,149)

Cash from investing activities:
Purchase of property and equipment	(999)	(613)
Purchase of marketable securities	(7,266)	—
Business acquisitions	(419)	—
Premiums on life insurance policies	(662)	(1,037)
Proceeds from life insurance policy benefits	339	—
Purchase of Futurestep minority shares	—	(570)

Net cash used in investing activities	(9,007)	(2,220)

Cash from financing activities:
Payment of acquisition notes	—	(5,099)
Payments on life insurance policy loans	(308)	—
Borrowings under life insurance policies	1,514	1,098
Purchase of common stock	(374)	—
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,378	79
Receipts on stockholders’ notes	167	164
Dividends paid on preferred stock	—	(52)

Net cash provided by (used in) financing activities	8,377	(3,810)

Effect of exchange rate changes on cash flows	523	(623)

Net decrease in cash and cash equivalents	(21,815)	(28,802)
Cash and cash equivalents at beginning of the period	108,102	82,685

Cash and cash equivalents at end of the period	$86,287	$53,883

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three months ended July 31, 2004 and 2003 include the accounts of Korn/Ferry International (“KFY”) and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments, that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004 (“Annual Report”) and should be read together with the Annual Report.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition, deferred compensation and deferred income taxes.

Stock Based Compensation

The Company accounts for its employee stock options under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees and related interpretations” (APB 25). Under APB No. 25, no stock-based compensation is reflected in operations, as all options granted under the plans have an exercise price equal to the fair market value of the underlying common stock on the date of grant and the related number of shares granted is fixed at that point in time.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), to provide several alternatives for adopting the stock option expense provisions of SFAS No. 123, as well as additional required financial statement disclosures. SFAS No. 148 does not require companies to expense stock options in operations. The Company has not adopted the provisions of SFAS No. 123 for expensing stock based compensation; however, the Company adopted the additional disclosure provisions required by SFAS 148.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended July 31,
	2004	2003
Net income (loss), as reported	$8,371	$(9,437)
Stock-based employee compensation charges, net of related tax effects*:
Employee stock compensation expense included in net income, as reported	341	893
Employee stock compensation expense determined under the fair-value based method	(2,160)	(4,038)

Net income (loss), as adjusted	$6,552	$(12,582)

Interest expense on convertible securities, net of related tax effects*	775	—

Net income (loss) adjusted for computation of diluted EPS, as adjusted	$7,327	$(12,582)

Basic EPS
As reported	$0.22	$(0.25)
Pro forma	$0.17	$(0.34)
Diluted EPS
As reported	$0.20	$(0.25)
Pro forma	$0.16	$(0.34)

*	For Fiscal 2005 only

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Quarter Ended July 31
	2004	2003
Expected stock volatility	63.1%	64.3%
Risk-free interest rate	3.69%	4.04%
Expected option life (in years)	4.50	7.50

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

Common Stock

The Company issued 604,000 common shares relating to the exercise of stock options and 98,000 common shares in conjunction with the Company’s employee stock purchase plan in the three months ended July 31, 2004.

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

In December 2003, the FASB issued SFAS No. 132(R), “Employers’ Disclosure about Pensions and Other Postretirement Benefits”. The statement is effective for domestic plans for fiscal years ending after December 15, 2003. The statement’s provisions related to foreign plans are effective June 15, 2004. This statement broadens the disclosure requirements related to plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit cost recognized during the period. The adoption of this statement did not have an impact on the Company’s results of operations or financial position.

2. Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share (“basic EPS”) was computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share (“diluted EPS”) reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing adjusted net income (loss), after assumed conversion of subordinated notes and preferred stock, by the weighted average number of common shares outstanding plus dilutive common equivalent shares. The following is a reconciliation of the numerator and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three Months Ended July 31,
	2004	2003
Net income (loss) (Numerator):
Net income (loss) for basic EPS	$8,371	$(9,437)
Interest expense on convertible securities, net of related tax effects	775	—

Net income (loss) for diluted EPS	$9,146	$(9,437)

Shares (Denominator):
Weighted average shares for basic EPS	37,801	37,437
Effect of convertible subordinated notes	4,509	—
convertible preferred stock	1,127	—
warrants	274	—
restricted stock	160	—
stock options	1,988	—
employee stock purchase plan	2	—

Adjusted weighted average shares for diluted EPS	45,861	37,437

Basic earnings (loss) per share	$0.22	$(0.25)

Diluted earnings (loss) per share	$0.20	$(0.25)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises of convertible notes, preferred stock and in-the-money options and warrants had been used, the fully diluted shares outstanding for the three months ended July 31, 2003 would have been 44,074.

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

Total comprehensive income (loss) is as follows:

	Three Months Ended July 31,
	2004	2003
Net income (loss)	$8,371	$(9,437)
Foreign currency translation adjustment	647	(664)

Comprehensive income (loss)	$9,018	$(10,101)

The accumulated other comprehensive loss of $0.9 million at July 31, 2004 is comprised of foreign currency translation adjustments.

4. Deferred Compensation, Retirement Plans and Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering all of the Company’s employees in the United States and certain employees in other countries. The components of net periodic benefit cost are as follows:

	Quarter Ended July 31,
	2004	2003
Components of net periodic benefit costs:
Service cost	$—	$24
Interest cost	50	53
Amortization of actuarial loss	(38)	(36)

Net periodic benefit cost	$12	$41

The Company also established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Quarter Ended July 31,
	2004	2003
Components of net periodic benefit costs
Service cost	$786	$661
Interest cost	813	778
Amortization of actuarial gain	100	185

Net periodic benefit cost	$1,699	$1,624

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $4.0 million ECAP contribution in the three months ended July 31, 2004 that vests over a 3 year period. The Company anticipates contributing an additional $3 to 5 million to fund its ECAP Plan in fiscal 2006.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

5. Restructuring Charges

Based on deteriorating economic conditions in fiscal 2002, the Company began a series of restructuring initiatives to address its cost structure and to reposition the enterprise to gain market share and take advantage of any potential economic up-trend. These business realignment initiatives reduced the Company’s work force by nearly 30%, or over 850 employees.

Operating results include restructuring charges related to the following business segments in the three months ended July 31, 2003:

	Restructuring
	Severance	Facilities	Total
Executive recruitment
North America	$455	$(191)	$264
Europe	4,405	505	4,910
Asia Pacific	160	—	160
South America	58	—	58

Total executive recruitment	5,078	314	5,392
Futurestep	1,474	1,508	2,982
Corporate	152	—	152

Total	$6,704	$1,822	$8,526

Executive recruitment severance of $5.1 million included 112 employees terminated. The $0.3 million of facilities restructuring charge is net of a $0.8 million favorable adjustment related to previously reported restructured properties as a result of subleases signed at better terms than originally anticipated. The facilities restructuring charge primarily relates to lease termination costs, net of estimated sublease income, for excess space in three executive recruitment offices and included $0.2 million related to the write-down of fixed assets and $0.3 million of other restructuring charges.

Futurestep severance of $1.5 million included 43 employees terminated. Facilities of $1.5 million relates to five Futurestep Europe offices that were closed as employees co-located with executive recruitment offices and included $0.2 million related to the write-down of related fixed assets and $0.2 million of other restructuring charges.

Corporate severance of $0.1 million included 7 employees terminated.

A roll-forward of the restructuring liability at July 31, 2004 is as follows:

	Restructuring
	Severance	Facilities	Total
Liability as of April 30, 2004	$847	$9,891	$10,738
Payments	(203)	(879)	(1,082)

Liability as of July 31, 2004	$644	$9,012	$9,656

The severance accrual includes amounts paid monthly and are expected to be paid in full by December 2004. The accrued liability for facilities costs relates to commitments under operating leases, net of estimated sublease income, of which $6.5 million is included in other long-term liabilities, paid over the next seven years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

6. Mandatorily Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million, 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million, which has priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share, as amended in December 2003. The Company also issued warrants to purchase 274,207 shares, as amended, of its common stock at an exercise price of $11.94, as amended, which expire 2012. The warrants were recorded at fair value resulting in discounts on the Notes and Preferred Stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, “ effective at the beginning of the first interim period after June 15, 2003. This Statement requires mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the first quarter of fiscal 2004 and classified its convertible mandatorily redeemable preferred stock as a liability.

The securities may be redeemed at the option of the purchasers after June 13, 2008, the sixth anniversary of the closing date, at a price equal to 101% of the issuance price plus all accrued interest and dividends. The securities are mandatorily redeemable if still outstanding on June 13, 2010, at a price equal to 101% of the issuance price plus accrued interest and dividends. From the third to the sixth year, the securities are subject to optional redemption by the Company at 200% to 250% of the then outstanding principal balance provided certain minimum price targets for the Company’s common stock are not achieved.

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

7. Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company.

A summary of the Company’s results of operations for the three months ended July 31, 2004 and 2003 by business segment are as follows:

	Three months ended July 31,
	2004	2003
Fee revenue:
Executive recruitment:
North America	$51,656	$36,407
Europe	24,818	18,155
Asia Pacific	12,502	8,007
South America	2,106	1,921

Total executive recruitment	91,082	64,490
Futurestep	11,725	8,097

Total fee revenue	$102,807	$72,587

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

	Three months ended July 31,
	2004	2003
Total revenue:
North America	$54,945	$39,808
Europe	25,597	19,172
Asia Pacific	12,823	8,361
South America	2,199	2,016

Total executive recruitment	95,564	69,357
Futurestep	12,619	8,976

Total revenue	$108,183	$78,333

	Three months ended July 31,
	2004	2003
Operating income (loss) before restructuring charges
Executive recruitment:
North America	$12,100	$6,078
Europe	4,561	23
Asia Pacific	2,198	759
South America	280	50

Total executive recruitment	19,139	6,910
Futurestep	1,910	(549)
Corporate	(6,466)	(4,739)

Operating income before restructuring charges	14,583	1,622

Restructuring charges (Note 5)	—	8,526

Total operating income (loss)	$14,583	$(6,904)

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

Executive Summary

We are a leading provider of recruitment and leadership development services with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2004 were for board level, chief executive and other senior executive positions and our 3,608 clients included approximately 42% of the Fortune 500 companies. We have established strong client loyalty; more than 79% of the executive recruitment assignments we performed in fiscal 2004 were on behalf of clients for whom we had conducted previous assignments over the last three fiscal years.

To reach our objective of expanding our position as a leading provider of recruitment and leadership development services, our strategic objectives include broadening our product and service offering, better coordination in global recruiting and increased operational efficiencies, expanding our market reach and presence through technology and assessment solutions and leveraging our leadership and brand name in executive recruitment. We will continue to develop new products and services, refine our technology and aggressively market our proven global recruitment expertise.

In our first quarter of fiscal 2005, fee revenue increased 42% over the same period last year to $102.8 million with increases across all regions. Operating income improved $21.5 million to $14.6 million in the current quarter.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2004 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three months ended July 31, 2004 and 2003 as a percentage of fee revenue:

	Three Months Ended July 31,
	2004	2003
Fee revenue	100%	100%
Reimbursed out-of-pocket engagement expenses	5	8

Total revenue	105%	108%
Compensation and benefits	63	71
General and administrative expenses	20	23
Out-of-pocket engagement expenses	6	8
Depreciation and amortization	2	4
Restructuring charges	0	12
Operating income (loss)	14	(10)
Net income (loss)	8	(13)

The following tables summarize the results of our operations by business segment. The operating margin is calculated based on fee revenue.

	Three Months Ended July 31,
	2004		2003
	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$51,656	50%	$36,407	50%
Europe	24,818	24	18,155	25
Asia Pacific	12,502	12	8,007	11
South America	2,106	2	1,921	3

Total executive recruitment	91,082	88	64,490	89
Futurestep	11,725	12	8,097	11

Total fee revenue	102,807	100%	72,587	100%
Reimbursed out-of-pocket engagement expenses	5,376		5,746

Total revenue	$108,183		$78,333

	Three Months Ended July 31,
	2004		2003
	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$12,100	23%	$5,814	16%
Europe	4,561	18	(4,887)	(27)
Asia Pacific	2,198	18	599	7
South America	280	13	(8)	0

Total executive recruitment	19,139	21	1,518	2
Futurestep	1,910	16	(3,531)	(44)
Corporate	(6,466)		(4,891)

Total operating income (loss)	$14,583	14%	$(6,904)	(10)%

	Three Months Ended July 31,
	2004		2003
	Dollars	%	Dollars	%
Adjusted operating income (loss) (a)
Executive recruitment:
North America	$12,100	23%	$6,078	17%
Europe	4,561	18	23	0
Asia Pacific	2,198	18	759	9
Latin America	280	13	50	3

Total executive recruitment	19,139	21	6,910	11
Futurestep	1,910	16	(549)	(7)
Corporate	(6,466)		(4,739)

Total adjusted operating income (loss)	$14,583	14%	$1,622	2%

(a)	Adjusted operating income (loss) are non-GAAP financial measures and exclude restructuring charges of $8.5 million, consisting of $5.4 million for executive recruitment, $3.0 million for Futurestep and $0.1 million for Corporate for the three months ended July 31, 2003. These charges primarily related to severance and facility charges and did not affect fee revenue or revenue. We present adjusted amounts as alternative measures to the actual amounts for comparison purposes. We use the adjusted amounts to analyze our operating results since we believe that the restructuring charges do not reflect, and make it difficult to compare, our ongoing operations over various quarters.

Three Months Ended July 31, 2004 Compared to Three Months Ended July 31, 2003

Fee Revenue. Fee revenue increased $30.2 million, or 42%, to $102.8 million in the three months ended July 31, 2004 compared to $72.6 million in the three months ended July 31, 2003. The increase in fee revenue is attributable to an increase in the number of new engagements opened reflected across all regions. Exchange rates favorably impacted fee revenues by $2.5 million in the current quarter.

Executive Recruitment – All geographic regions reported higher fee revenue due to an increase in the number of new engagements opened as well as an increase in average fees. North America fee revenue increased $15.3 million, or 42%, to $51.7 million in the current quarter due to an increase of 40% in the number of new engagements opened. Europe reported fee revenue of $24.8 million, an increase of $6.6 million, or 36%, compared to the same period last year driven by the number of new engagements opened, which increased 25%, as well as a slight increase in average fees. Exchange rates favorably impacted Europe fee revenue by $1.7 million in the current quarter. Asia Pacific fee revenue increased $4.5 million, or 56%, to $12.5 million compared to the same period last year due to an increase of 28% in the number of new engagements opened as well as an increase in average fees. South America reported fee revenue of $2.1 million, an increase of $0.2 million, or 10%, compared to the same period last year driven by an increase in the number of new engagements opened.

Futurestep - Fee revenue increased $3.6 million, or 44%, to $11.7 million in the three months ended July 31, 2004 compared to $8.1 million in the three months ended July 31, 2003. The increase in fee revenue is due primarily to our strategic movement toward outsourced recruiting solutions.

Compensation and Benefits. Compensation and benefits expense increased $13.6 million, or 27%, to $64.9 million in the three months ended July 31, 2004 compared to $51.3 million in the three months ended July 31, 2003. The increase in compensation and benefits expense reflects an increase in bonus expense as a result of increased profitability. Exchange rates impacted compensation and benefits unfavorably by $1.5 million. Executive recruitment compensation and benefits costs of $53.8 million increased $11.0 million compared to last year due to increased bonus expense. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $1.3 million in the current quarter. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, decreased to 59% from 66% in the prior year, as a result of an increase in productivity by our consultants. Futurestep compensation and benefits expense increased $1.2 million to $7.1 million from $5.9 million in the prior year due to increased bonus expense. Exchange rates impacted Futurestep compensation and benefits expense unfavorably by $0.3 million in the current quarter. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 61% from 73% in the prior year. Corporate compensation and benefits expense increased $1.3 million to $4.0 million in the current quarter, reflecting an increase in bonus expense as well as decreased returns on investments related to our Company Owned Life Insurance (“COLI”) policies.

General and Administrative Expenses. General and administrative expenses increased $4.0 million, or 24%, to $20.8 million in the three months ended July 31, 2004 compared to $16.8 million in the same period last year. In executive recruitment, general and administrative expenses increased $3.5 million, or 27%, due to increases in bad debt expenses, facilities costs and professional fees. Executive recruitment general and administrative expenses, as a percentage of fee revenue, decreased to 18% from 20% in the prior year, as a result of our efforts in controlling costs. Futurestep general and administrative expenses remained fairly constant compared to last year. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 19% from 26% in the prior year. Corporate general and administrative expenses increased $0.4 million to $2.3 million in the current quarter primarily due to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $5.6 million remained fairly consistent with the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses decreased to 6% from 8% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $2.2 million in the three months ended July 31, 2004 decreased $0.6 million, or 21%, from last year as fixed assets became fully depreciated in fiscal 2004.

Restructuring Expenses. In the three months ended July 31, 2003, we incurred a restructuring charge of $8.5 million which included $6.7 million related to severance and benefits, $0.9 million related to facilities, $0.4 million related to the write-off of related assets and $0.5 million related to other charges. No restructuring charge was reported in the current year quarter.

Operating Income (Loss.) Operating income increased $21.5 million to $14.6 million in the current quarter compared to an operating loss of $6.9 million in the prior year. Prior year operating loss includes $8.5 million of restructuring expenses.

Executive recruitment operating income increased $17.6 million to $19.1 million in the three months ended July 31, 2004 compared to $1.5 million in the three months ended July 31, 2003. Prior year operating income includes $5.4 million of restructuring expense. The increase in executive recruitment operating income is a result of the increase in revenue in the current quarter offset by increases in bonus expense, bad debt expenses, facilities costs and professional fees. Executive recruitment operating income, as a percentage of fee revenue, increased to 21% in the current quarter from 2% to the same period last year.

Futurestep operating income improved $5.4 million to $1.9 million in the three months ended July 31, 2004 from an operating loss of $3.5 million in the three months ended July 31, 2003. Prior year operating loss included $3.0 million of restructuring charges. The improvement in Futurestep operating income reflects the increase in revenue in the current quarter offset by an increase in bonus expense.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.3 million in the three months ended July 31, 2004 and 2003.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $2.6 million in the current quarter, a slight decrease from the prior year.

Provision for Income Taxes. The provision for income taxes was $4.5 million in the three months ended July 31, 2004 compared to $0.5 million in the same period last year. The provision for income taxes in the current year reflects a 41.3% effective tax rate for our United States operations. Although we reported a pretax loss in the prior year, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $0.4 million in the current quarter compared to $0.2 million the same period last year.

Liquidity and Capital Resources

Cash used in operating activities was $21.7 million for the three months ended July 31, 2004 and $22.1 million for the same period last year. Our cash needs are generally highest in the first quarter of our fiscal year as bonuses for prior year performance are paid to our consultants. For the for the three months ended July 31, 2004 operating activities includes an increase of $16.4 million in receivables due to the increase in revenues.

Cash used in investing activities was $9.0 million for the three months ended July 31, 2004 compared to cash used of $2.2 million for the same period last year. In the three months ended July 31, 2004 we invested $7.3 million in marketable securities. Premiums paid on COLI were $0.7 million and $1.0 million for the three months ended July 31, 2004 and 2003, respectively.

Capital expenditures consist primarily of systems hardware and software costs and leasehold improvements. The expenditures for the three months ended July 31, 2004 and 2003 were $1.0 million and $0.6 million, respectively.

Cash provided by financing activities was $8.4 million for the three months ended July 31, 2004 compared to cash used in financing activities of $3.8 million in the three months ended July 31, 2003. In the current period, we received $1.5 million from borrowings under life insurance policies and issued $7.4 million of common stock. In the same period last year, we received proceeds of $1.1 million from borrowings under life insurance policies and paid $5.1 million on acquisition notes.

Total outstanding borrowings under our COLI policies was $58.8 million and $67.6 million as of July 31, 2004 and 2003, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $118.1 million and $121.7 million as of July 31, 2004 and 2003, respectively.

In the current quarter, we issued an additional $1.5 million of 7.5% Convertible Subordinated Notes in lieu of cash and $0.4 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of July 31, 2004, we had approximately $45.9 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.5 million.

We have a $30.0 million Senior Secured Revolving Credit Facility. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of July 31, 2004, we had no outstanding borrowings on our credit facility.

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to further cut costs or obtain financing to meet our cash needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations, fluctuations in interest rates and variability in interest rate spread relationships. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading or other speculative purposes, nor do we trade in derivative financial instruments.

Foreign Currency Risk

Substantially all our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income on our Statement of Stockholders’ Equity. We recognized $0.6 million of transaction adjustments in the three months ended July 31, 2003.

Historically, we have not realized any significant foreign currency gains or losses on transactions denominated in foreign currencies. In the three months ended July 31, 2003, we recognized foreign currency losses, after income taxes, of $0.3 million primarily related to our Europe operations on our Statement of Operations.

Our primary exposure to exchange losses is in the event of a significant strengthening of the U.S. dollar. If the U.S. dollar increased 15%, 25% and 35% against Pounds Sterling and the Euro, the Company would recognize an exchange loss of $0.9 million, $1.4 million and $2.0 million, respectively.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates in part through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2004, we had no outstanding balance on our credit facility. We have $58.8 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2004 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

In June 2002, we issued $40.0 million of 7.5% Convertible Debt and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting or that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On June 6, 2004, we filed with the Securities and Exchange Commission (the “SEC”), a Current Report on Form 8-K which contained information under “Item 5. Other Events and Regulation FD Disclosure.” The Current Report disclosed information with respect to the SEC’s informal inquiry into certain independence issues relating to the Company’s independent auditor.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: September 9, 2004	By:	/s/ GARY D. BURNISON
Gary D. Burnison
Chief Operating Officer and Chief Financial Officer