Form 10-Q
period 2004-10-31
KORN FERRY INTERNATIONAL
filed 2004-12-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL

(Exact name of registrant as specified in its charter)

Delaware	95-2623879
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067

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

The number of shares outstanding of our common stock as of December 7, 2004 was 39,489,689.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of October 31, 2004	As of April 30, 2004
	(unaudited)
ASSETS

Cash and cash equivalents	$116,219	$108,102
Marketable securities	6,092	—
Receivables due from clients, net of allowance for doubtful accounts of $8,894 and $6,159	71,858	52,306
Income tax and other receivables	6,743	5,812
Deferred income taxes	9,320	9,320
Prepaid expenses	11,938	10,128

Total current assets	222,170	185,668

Property and equipment, net	19,209	19,603
Cash surrender value of company owned life insurance policies, net of loans	60,503	58,868
Deferred income taxes	27,996	27,352
Goodwill	101,945	98,481
Deferred financing costs, investments and other	8,177	7,670

Total assets	$440,000	$397,642

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$8,530	$8,676
Income taxes payable	10,569	2,956
Compensation and benefits payable	56,076	60,957
Other accrued liabilities	29,115	24,785

Total current liabilities	104,290	97,374

Deferred compensation and other retirement plans	56,676	53,018
Long-term debt	44,852	44,400
Other	8,649	11,456
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,674	10,698	10,512

Total liabilities	225,165	216,760

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 40,223 and 39,363 shares issued and 39,074 and 38,170 shares outstanding	318,782	307,003
Retained deficit	(104,123)	(121,204)
Unearned restricted stock compensation	(4,982)	(2,341)
Accumulated other comprehensive income (loss)	5,932	(1,596)

Stockholders’ equity	215,609	181,862
Less: Notes receivable from stockholders	(774)	(980)

Total stockholders’ equity	214,835	180,882

Total liabilities and stockholders’ equity	$440,000	$397,642

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Fee revenue	$108,505	$76,650	$211,313	$149,237
Reimbursed out-of-pocket engagement expenses	5,036	5,315	10,411	11,061

Total revenue	113,541	81,965	221,724	160,298

Compensation and benefits	69,009	51,355	133,885	102,673
General and administrative expenses	21,402	17,492	42,246	34,302
Out-of-pocket engagement expenses	5,520	5,460	11,158	11,256
Depreciation and amortization	2,140	2,500	4,382	5,287
Restructuring charges	—	—	—	8,526

Total operating expenses	98,071	76,807	191,671	162,044

Operating income (loss)	15,470	5,158	30,053	(1,746)

Interest and other income, net	372	9	776	470
Interest expense	2,720	2,714	5,272	5,423

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	13,122	2,453	25,557	(6,699)
Provision for income taxes	4,905	475	9,391	931
Equity in earnings of unconsolidated subsidiaries	492	243	915	414

Net income (loss)	$8,709	$2,221	$17,081	$(7,216)

Basic earnings (loss) per common share	$0.23	$0.06	$0.45	$(0.19)

Basic weighted average common shares outstanding	38,399	37,491	38,100	37,457

Diluted earnings (loss) per common share	$0.21	$0.06	$0.40	$(0.19)

Diluted weighted average common shares outstanding	46,262	39,669	46,349	37,457

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended October 31,
	2004	2003
	(unaudited)
Cash from operating activities:
Net income (loss)	$17,081	$(7,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,382	5,287
Interest paid in kind and amortization of discount on convertible securities	932	2,243
(Gain) loss on disposition of property and equipment	(5)	83
Provision for doubtful accounts	4,186	1,833
Gain on cash surrender value of life insurance policies	(2,200)	(2,203)
Deferred income taxes	(644)	(1,026)
Tax benefit from exercise of stock options	1,783	—
Asset impairment charge	—	464
Non-cash compensation arrangements	2,077	1,391
Change in other assets and liabilities:
Deferred compensation	2,492	2,801
Receivables	(25,008)	1,955
Prepaid expenses	(1,810)	429
Investment in unconsolidated subsidiaries	(82)	331
Income taxes payable	7,613	—
Accounts payable and accrued liabilities	(947)	(16,287)
Other	(3,672)	(1,386)

Net cash provided by (used in) operating activities	6,178	(11,301)

Cash from investing activities:
Purchase of property and equipment	(2,787)	(948)
Purchase of marketable securities	(6,092)	—
Business acquisitions	(419)	—
Premiums on life insurance policies	(720)	(1,127)
Surrender of life insurance policies	—	1,917
Proceeds from life insurance policy benefits	339	—
Purchase of Futurestep minority shares	—	(570)

Net cash used in investing activities	(9,679)	(728)

Cash from financing activities:
Payment of acquisition notes	—	(5,099)
Payments on life insurance policy loans	(308)	(1,574)
Borrowings under life insurance policies	1,593	1,421
Purchase of common stock	(2,341)	(676)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	8,729	126
Receipts on stockholders’ notes	206	271

Net cash provided by (used in) financing activities	7,879	(5,531)

Effect of exchange rate changes on cash flows	3,739	(722)

Net increase (decrease) in cash and cash equivalents	8,117	(18,282)
Cash and cash equivalents at beginning of the period	108,102	82,685

Cash and cash equivalents at end of the period	$116,219	$64,403

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and six months ended October 31, 2004 and 2003 include the accounts of Korn/Ferry International and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments, that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004 (“Annual Report”) and should be read together with the Annual Report.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible and mature within three months from the date of purchase.

Available for Sale Securities

The Company considers its investment portfolio and marketable securities available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value in the accompanying balance sheet.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss), as reported	$8,709	$2,221	$17,081	$(7,216)
Stock-based employee compensation charges, net of related tax effects*:
Employee stock compensation expense included in net income (loss), as reported	281	1,011	621	1,368
Employee stock compensation expense determined under the fair-value based method	(1,757)	(4,230)	(3,911)	(7,738)

Net income (loss), as adjusted	$7,233	$(998)	$13,791	$(13,586)

Interest expense on convertible securities, net of related tax effects*	785		1,560

Net income adjusted for computation of diluted EPS, as adjusted	$8,018		$15,351

Basic EPS
As reported	$0.23	$0.06	$0.45	$(0.19)
Pro forma	$0.19	$(0.03)	$0.36	$(0.36)
Diluted EPS
As reported	$0.21	$0.06	$0.40	$(0.19)
Pro forma	$0.17	$(0.03)	$0.33	$(0.36)

*	For Fiscal 2005 only

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Quarter Ended October 31
	2004	2003
Expected stock volatility	63.1%	63.5%
Risk-free interest rate	3.69%	3.60%
Expected option life (in years)	4.50	4.50

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. In management’s opinion, existing valuation models do not provide a reliable, single measure of the fair value of its employee stock options because changes in these subjective input assumptions can materially affect the fair value estimate. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Common Stock

The Company issued 143,000 and 747,000 common shares relating to the exercise of stock options and 98,000 and 98,000 common shares in conjunction with the Company’s employee stock purchase plan in the three and six months ended October 31, 2004, respectively.

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

In March 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (“Proposed SFAS 123R”). The Proposed SFAS 123R may be effective for interim or annual periods beginning after June 15, 2005 and would eliminate the ability to account for share-based compensation transactions using APB 25. The Company would be required to recognize compensation expense, using a fair-value based method, for stock options and employee stock purchase plans.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss) (Numerator):
Net income (loss) for basic EPS	$8,709	$2,221	$17,081	$(7,216)
Interest expense on convertible securities, net of related tax effects	785	254	1,560

Net income for diluted EPS	$9,494	$2,475	$18,641

Shares (Denominator):
Weighted average shares for basic EPS	38,399	37,491	38,100	37,457

Effect of convertible subordinated notes	4,470		4,470
convertible preferred stock	1,117	1,067	1,118
warrants	274		274
restricted stock	110	43	139
stock options	1,888	1,064	2,242
employee stock purchase plan	4	4	6

Adjusted weighted average shares for diluted EPS	46,262	39,669	46,349	37,457

Basic earnings (loss) per share	$0.23	$0.06	$0.45	$(0.19)

Diluted earnings (loss) per share	$0.21	$0.06	$0.40	$(0.19)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises of convertible notes, preferred stock and in-the-money options and warrants had been used, the fully diluted shares outstanding for the six months ended October 31, 2003 would have been 39,288.

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income (loss) is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net income (loss)	$8,709	$2,221	$17,081	$(7,216)
Foreign currency translation adjustment	5,741	2,056	6,388	1,392
Unrealized gain on marketable securities, net of related tax effects	1,140	—	1,140	—

Comprehensive income (loss)	$15,590	$4,277	$24,609	$(5,824)

The accumulated other comprehensive income of $4.8 million and $1.1 million at October 31, 2004 is comprised of foreign currency translation adjustments and unrealized gains on marketable securities, respectively.

4. Deferred Compensation, Retirement Plans and Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans covering all of the Company’s employees in the United States and certain employees in foreign countries. The components of net periodic benefit cost are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Components of net periodic benefit costs:
Service cost	$—	$24	$—	$48
Interest cost	50	53	100	106
Amortization of actuarial loss	(38)	(36)	(76)	(72)

Net periodic benefit cost	$12	$41	$24	$82

The Company also established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Components of net periodic benefit costs:
Service cost	$786	$661	$1,572	$1,322
Interest cost	813	778	1,626	1,566
Amortization of actuarial gain	100	185	200	370

Net periodic benefit cost	$1,699	$1,624	$3,398	$3,258

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $4.0 million ECAP contribution in the three and six months ended October 31, 2004 that vests over a 3 year period. The Company’s fiscal year 2006 ECAP contribution is discretionary and is based on the Company’s profitability and results of operations.

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

Futurestep severance of $1.5 million included 43 employees terminated. Facilities restructuring costs of $1.5 million relates to five Futurestep Europe offices that were closed as employees co-located with executive recruitment offices and included $0.2 million related to the write-down of related fixed assets and $0.2 million of other restructuring charges.

Corporate severance of $0.1 million included 7 employees terminated.

A roll-forward of the restructuring liability at October 31, 2004 is as follows:

	Restructuring
	Severance	Facilities	Total
Liability as of April 30, 2004	$847	$9,891	$10,738
Payments	(237)	(1,646)	(1,883)

Liability as of October 31, 2004	$610	$8,245	$8,855

The severance accrual includes amounts paid monthly and are expected to be paid in full by December 2004. The accrued liability for facilities costs relates to commitments under operating leases, net of estimated sublease income, of which $5.9 million is included in other long-term liabilities, paid over the next seven years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

6. Mandatorily Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million and 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million. The notes and preferred stock have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share, as amended in December 2003. The Company also issued warrants to purchase 274,207 shares, as amended, of its common stock at an exercise price of $11.94, as amended. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the Notes and Preferred Stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, ” effective at the beginning of the first interim period after June 15, 2003. This Statement requires that mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the first quarter of fiscal 2004 and classified its preferred stock as a liability.

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

A summary of the Company’s results of operations for the three and six months ended October 31, 2004 and 2003 by business segment are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Fee revenue:
Executive recruitment:
North America	$55,657	$40,615	$107,313	$77,022
Europe	23,837	17,860	48,655	36,015
Asia Pacific	13,554	8,314	26,056	16,321
South America	2,497	2,380	4,604	4,301

Total executive recruitment	95,545	69,169	186,628	133,659
Futurestep	12,960	7,481	24,685	15,578

Total fee revenue	$108,505	$76,650	$211,313	$149,237

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Total revenue:
North America	$58,493	$43,802	$113,438	$83,610
Europe	24,798	18,638	50,395	37,810
Asia Pacific	13,871	8,593	26,694	16,954
South America	2,628	2,503	4,827	4,519

Total executive recruitment	99,790	73,536	195,354	142,893
Futurestep	13,751	8,429	26,370	17,405

Total revenue	$113,541	$81,965	$221,724	$160,298

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Operating income (loss) before restructuring charges
Executive recruitment:
North America	$11,956	$8,260	$24,056	$14,338
Europe	4,022	324	8,583	347
Asia Pacific	3,064	217	5,262	976
South America	272	350	552	400

Total executive recruitment	19,314	9,151	38,453	16,061
Futurestep	2,383	479	4,293	(70)
Corporate	(6,227)	(4,472)	(12,693)	(9,211)

Operating income before restructuring charges	15,470	5,158	30,053	6,780
Restructuring charges (Note 5)	—	—	—	(8,526)

Total operating income (loss)	$15,470	$5,158	$30,053	$(1,746)

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

To reach our objective of expanding our position as a leading provider of recruitment and leadership development services, our strategic objectives include broadening our product and service offering, improving coordination in global recruiting and increasing operational efficiencies, expanding our market reach and presence through technology and assessment solutions and leveraging our leadership and brand name in executive recruitment. We will continue to develop new products and services, refine our technology and aggressively market our proven global recruitment expertise.

In our second quarter of fiscal 2005, fee revenue increased 42% over last year to $108.5 million with increases across all regions. Operating income improved $10.3 million to $15.5 million in the current quarter. Futurestep revenues increased 73% to $13.0 million from $7.5 million in the prior year with increases across all regions. Futurestep’s operating income increased to $2.4 million from $0.5 million in the prior year.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2004 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three and six months ended October 31, 2004 and 2003 as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Fee revenue	100%	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	5	7	5	7

Total revenue	105%	107%	105%	107%
Compensation and benefits	64	67	63	69
General and administrative expenses	20	23	20	23
Out-of-pocket engagement expenses	5	7	5	7
Depreciation and amortization	2	3	2	3
Restructuring charges	0	0	0	6
Operating income (loss)	14	7	14	(1)
Net income (loss)	8	3	8	(5)

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue.

	Three Months Ended October 31,				Six Months Ended October 31,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$55,657	51%	$40,615	53%	$107,313	51%	$77,022	52%
Europe	23,837	22	17,860	23	48,655	23	36,015	24
Asia Pacific	13,554	13	8,314	11	26,056	12	16,321	11
South America	2,497	2	2,380	3	4,604	2	4,301	3

Total executive recruitment	95,545	88	69,169	90	186,628	88	133,659	90
Futurestep	12,960	12	7,481	10	24,685	12	15,578	10

Total fee revenue	108,505	100%	76,650	100%	211,313	100%	149,237	100%
Reimbursed out-of-pocket engagement expenses	5,036		5,315		10,411		11,061

Total revenue	$113,541		$81,965		$221,724		$160,298

	Three Months Ended October 31,				Six Months Ended October 31,
	2004		2003		2004		2003
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$11,956	21%	$8,260	20%	$24,056	22%	$14,074	18%
Europe	4,022	17	324	2	8,583	18	(4,563)	(13)
Asia Pacific	3,064	23	217	3	5,262	20	816	5
South America	272	11	350	15	552	12	342	8

Total executive recruitment	19,314	20	9,151	13	38,453	21	10,669	8
Futurestep	2,383	18	479	6	4,293	17	(3,052)	(20)
Corporate	(6,227)		(4,472)		(12,693)		(9,363)

Total operating income (loss)	$15,470	14%	$5,158	7%	$30,053	14%	$(1,746)	(1)%

Three Months Ended October 31, 2004 Compared to Three Months Ended October 31, 2003

Fee Revenue. Fee revenue increased $31.9 million, or 42%, to $108.5 million in the three months ended October 31, 2004 compared to $76.7 million in the three months ended October 31, 2003. The increase in fee revenue is attributable to an increase in the number of new engagements opened and increased average fees. Exchange rates favorably impacted fee revenues by $3.0 million in the current quarter.

Executive Recruitment – Executive Recruitment fee revenue increased $26.4 million, or 38%, due to an increase in the number of new engagements opened as well as an increase in average fees. North America fee revenue increased $15.0 million, or 37% in the current quarter primarily due to an increase of 26% in the number of billed engagements. Europe reported fee revenue of $23.8 million, an increase of $6.0 million, or 33%, compared to the same period last year. The increase in fee revenue was driven by an increase of 8% in the number of billed engagements and an increase in average fees. Exchange rates favorably impacted Europe fee revenue by $2.1 million in the current quarter. Asia Pacific fee revenue increased $5.2 million, or 63%, to $13.6 million compared to the same period last year due to an increase of 26% in the number of new engagements opened, an increase of 32% in the number of billed engagements, as well as an increase in average fees. South America reported fee revenue of $2.5 million, an increase of $0.1 million, or 5%, compared to the same period last year.

Futurestep - Fee revenue increased $5.5 million, or 73%, to $13.0 million in the three months ended October 31, 2004 compared to $7.5 million in the three months ended October 31, 2003. The increase in fee revenue, reflected across all regions, is due to our continued strategic emphasis on outsourced recruiting solutions. Exchange rates favorably impacted Futurestep fee revenue by $0.6 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $17.7 million, or 34%, to $69.0 million in the three months ended October 31, 2004 compared to $51.4 million in the three months ended October 31, 2003. The increase in compensation and benefits expense reflects an increase in bonus expense as a result of increased profitability, an increase in existing employees’ salary base as well as an increase due to new consultants hired. Exchange rates impacted compensation and benefits unfavorably by $1.7 million. Executive recruitment compensation and benefits costs of $57.4 million increased $13.4 million, or 30%, compared to last year due to an increase in the number of consultants and bonus expense. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $1.4 million in the current quarter. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, decreased to 60% from 64% in the prior year, as a result of increased productivity by our consultants. Futurestep compensation and benefits expense increased $3.0 million, or 59%, to $8.2 million from $5.2 million in the prior year due to increases in execution resources and bonus expense. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 63% from 69% in the prior year. Corporate compensation and benefits expense increased $1.2 million, or 55%, to $3.4 million in the current quarter, reflecting an increase in bonus expense as well as decreased returns on investments related to our Company Owned Life Insurance (“COLI”) policies.

General and Administrative Expenses. General and administrative expenses increased $3.9 million, or 22%, to $21.4 million in the three months ended October 31, 2004 compared to $17.5 million in the same period last year. Exchange rates unfavorably impacted general and administrative expenses by $0.5 million in the current quarter. In executive recruitment, general and administrative expenses increased $2.7 million, or 19%, due to increases in bad debt expenses, professional fees and costs associated with the global partner meeting that occurred in October 2004. Executive recruitment general and administrative expenses, as a percentage of fee revenue, decreased to 17% from 20% in the prior year, as a result of our efforts in controlling costs. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 16% from 19% in the prior year. Corporate general and administrative expenses increased $0.6 million, or 27%, to $2.7 million in the current quarter primarily due to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $5.5 million remained fairly consistent with the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses decreased to 5% from 7% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $2.1 million in the three months ended October 31, 2004 decreased $0.4 million, or 14%, from the prior year as fixed assets became fully depreciated in the latter half of fiscal 2004.

Operating Income (Loss.) Operating income increased $10.2 million to $15.5 million in the current quarter compared to $5.2 million in the prior year.

Executive recruitment operating income increased $10.2 million to $19.3 million in the three months ended October 31, 2004 compared to $9.2 million in the three months ended October 31, 2003. The increase in executive recruitment operating income is a result of the increase in revenue offset by increases in compensation and bonus expense, bad debt expenses, professional fees and costs associated with our global partner meeting. Executive recruitment operating income, as a percentage of fee revenue, increased to 20% in the current quarter from 13% in the same period last year.

Futurestep operating income improved $1.9 million to $2.4 million in the three months ended October 31, 2004 from $0.5 million in the three months ended October 31, 2003. The improvement in Futurestep operating income reflects the increase in revenue in the current quarter offset by an increase in compensation and bonus expense.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.4 and $0.2 million in the three months ended October 31, 2004 and 2003, respectively.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $2.7 million in the current quarter, consistent with prior year.

Provision for Income Taxes. The provision for income taxes was $4.9 million in the three months ended October 31, 2004 compared to $0.5 million in the same period last year. The provision for income taxes in the current year reflects a 37.4% effective tax rate. The provision for income taxes in the prior year reflects foreign income tax expense as a result of pretax income in certain foreign subsidiaries.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $0.5 million in the current quarter compared to $0.2 million the same period last year.

Six Months Ended October 31, 2004 Compared to Six Months Ended October 31, 2003

Fee Revenue. Fee revenue increased $62.1 million, or 42%, to $211.3 million in the six months ended October 31, 2004 compared to $149.2 million in the six months ended October 31, 2003. The increase in fee revenue is attributable to an increase in the number of new engagements opened across all regions. Exchange rates favorably impacted fee revenues by $7.2 million.

Executive Recruitment – Executive recruitment fee revenue increased $53.0 million, or 40%, due to an increase in the number of new engagements opened as well as an increase in average fees. North America fee revenue increased $30.3 million, or 39%, to $107.3 million due to a 25% increase in the number of new engagements opened. Europe reported fee revenue of $48.7 million, an increase of $12.6 million, or 35%, compared to the same period last year driven by an increase of 10% in the number of new engagements opened as well as an increase in average fees. Exchange rates favorably impacted Europe fee revenue by $3.8 million. Asia Pacific fee revenue increased $9.7 million, or 60%, to $26.1 million compared to the same period last year due to an increase of 22% in the number of new engagements opened as well as an increase in average fees. South America reported fee revenue of $4.6 million, an increase of $0.3 million, or 7%, compared to the same period last year.

Futurestep - Fee revenue increased $9.1 million, or 58%, to $24.7 million in the six months ended October 31, 2004 compared to $15.6 million in the six months ended October 31, 2003. The increase in fee revenue is due primarily to our continued strategic emphasis on outsourced recruiting solutions. Exchange rates favorably affected Futurestep revenue by $2.7 million.

Compensation and Benefits. Compensation and benefits expense increased $31.2 million, or 30%, to $133.9 million in the six months ended October 31, 2004 compared to $102.7 million in the six months ended October 31, 2003. The increase in compensation and benefits expense reflects an increase in bonus expense as a result of increased profitability, an increase in existing employees’ salary base as well as an increase due to new consultants hired. Exchange rates impacted compensation and benefits unfavorably by $3.3 million. Executive recruitment compensation and benefits costs of $111.2 million increased $24.4 million, or 28%, compared to last year due to an increase in the number of consultants and bonus expense. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $2.7 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, decreased to 60% from 65% in the prior year, as a result of an increase in productivity by our consultants. Futurestep compensation and benefits expense increased $4.3 million, or 39%, to $15.3 million from $11.0 million in the prior year due to increases in execution resources and bonus expense. Exchange rates impacted Futurestep compensation and benefits expense unfavorably by $0.6 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 62% from 71% in the prior year. Corporate compensation and benefits expense increased $2.5 million, or 52%, to $7.4 million, reflecting an increase in bonus expense and compensation associated with executive benefits.

General and Administrative Expenses. General and administrative expenses increased $7.9 million, or 23%, to $42.2 million for the six months ended October 31, 2004 compared to $34.3 million in the same period last year. Exchange rates unfavorably impacted general and administrative expenses by $2.4 million. In executive recruitment, general and administrative expenses increased $6.2 million, or 23%, due to increases in bad debt expenses, professional fees and costs associated with the global partner meeting that occurred in October 2004. Executive recruitment general and administrative expenses, as a percentage of fee revenue, decreased to 18% from 20% in the prior year, as a result of our efforts in controlling costs. Futurestep general and administrative expenses increased by $0.7 million, or 20%, to $4.2 million. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 17% from 23% in the prior year. Corporate general and administrative expenses increased $1.0 million, or 26%, to $5.1 million primarily due to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $11.2 remained fairly constant with the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses decreased to 5% from 7% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $4.4 million in the six months ended October 31, 2004 decreased $0.9 million, or 17%, from the prior year as fixed assets became fully depreciated in fiscal 2004.

Operating Income (Loss). Operating income increased $23.3 million to $30.1 million in the current quarter compared to $6.8 million in the prior year. Prior year operating profit includes $8.5 million of restructuring expenses.

Executive recruitment operating income increased $22.4 million to $38.5 million in the six months ended October 31, 2004 compared to $16.1 million in the six months ended October 31, 2003. Prior year operating income includes $5.4 million of restructuring expense. The increase in executive recruitment operating income is a result of the increase in revenue offset by increases in compensation and bonus expense, bad debt expenses, professional fees and costs associated with our global partner meeting. Executive recruitment operating income, as a percentage of fee revenue, increased to 21% in the current quarter from 12% in the same period last year.

Futurestep operating income improved $4.4 million to $4.3 million in the six months ended October 31, 2004 from an operating loss of $0.1 million in the six months ended October 31, 2003. Prior year operating loss included $3.0 million of restructuring charges. The improvement in Futurestep operating income is due to the increase in revenues offset by an increase in compensation and bonus expense.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.7 and $0.5 million in the six months ended October 31, 2004 and 2003, respectively.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $5.3 million, a slight decrease from the prior year.

Provision for Income Taxes. The provision for income taxes was $9.4 million in the six months ended October 31, 2004 compared to $0.9 million in the same period last year. The provision for income taxes in the current year reflects a 36.7% effective tax rate. Although we reported a pretax loss in the prior year, certain foreign subsidiaries reported pretax income resulting in foreign income tax expenses.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $0.9 million compared to $0.4 million the same period last year.

Liquidity and Capital Resources

Cash provided by operating activities was $6.2 million for the six months ended October 31, 2004 compared to cash used in operating activities of $11.3 million for the same period last year. The increase in operating cash in the current period compared to the same period last year is primarily due to the increase in net income and taxes payable partially offset with the increase in receivables.

Cash used in investing activities was $9.7 million for the six months ended October 31, 2004 and $0.7 million in the same period last year. In the six months ended October 31, 2004 we invested $6.1 million in marketable securities in conjunction with our ECAP program. Capital expenditures for the six months ended October 31, 2004 and 2003 were $2.8 million and $0.9 million, respectively. Capital expenditures primarily consist of systems hardware and software costs and leasehold improvements.

Cash provided by financing activities was $7.9 million for the six months ended October 31, 2004 compared to cash used in financing activities of $5.5 million in the six months ended October 31, 2003. In the current period, we received $1.6 million from borrowings under our COLI policies and issued $8.7 million of common stock, which is offset by $2.3 million in purchases of common stock. In the same period last year, we made payments of $5.1 million on acquisition notes.

Total outstanding borrowings under our COLI policies was $58.9 million and $65.7 million as of October 31, 2004 and 2003, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $119.4 million and $119.7 million as of October 31, 2004 and 2003, respectively.

In the six months ended October 31, 2004, we issued an additional $1.5 million of 7.5% Convertible Subordinated Notes in lieu of cash interest and $0.4 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of October 31, 2004, we had approximately $46.7 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.7 million.

We have a $30.0 million Senior Secured Revolving Credit Facility. The total amount available for borrowing is limited based on certain accounts receivable balances. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of October 31, 2004, we had no outstanding borrowings on our credit facility.

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

In March 2004, the FASB issued an Exposure Draft, “Share-Based Payment - An Amendment of FASB Statements No. 123 and 95” (“Proposed SFAS 123R.”) The Proposed SFAS 123R may be effective for interim or annual periods beginning after June 15, 2005 and would eliminate the ability to account for share-based compensation transactions using APB 25. We would be required to recognize compensation expense, using a fair-value based method, for stock options and employee stock purchase plans.

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

Foreign Currency Risk

Substantially all our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income on our Statement of Stockholders’ Equity. We recognized $0.2 million and $0.7 million of transaction adjustments in the three and six months ended October 31, 2004, respectively.

Historically, we have not realized significant foreign currency gains or losses on transactions denominated in foreign currencies. In the three and six months ended October 31, 2004, we recognized foreign currency losses, after income taxes, of $0.1 million and $0.5 million, respectively, primarily related to our Europe operations on our Statement of Operations.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling and the Euro, the Company would recognize an exchange loss of $1.0 million, $1.7 million and $2.4 million, respectively, based on outstanding balances at October 31, 2004.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates in part through our regular financing activities, which generally are short term and provide for variable market rates. As of October 31, 2004, we had no outstanding balance on our credit facility. We have $58.9 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2004 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

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

KORN/FERRY INTERNATIONAL

Date: December 10, 2004	By:	/s/ GARY D. BURNISON
Gary D. Burnison
Chief Operating Officer and
Chief Financial Officer