Form 10-Q
period 2005-01-31
KORN FERRY INTERNATIONAL
filed 2005-03-11
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005 or

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

Yes (X) No (    )

The number of shares outstanding of our common stock as of March 8, 2005 was 39,992,391.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of January 31, 2005	As of April 30, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$149,341	$108,102
Marketable securities	7,568	—
Receivables due from clients, net of allowance for doubtful accounts of $10,112 and $6,159	77,122	52,306
Income tax and other receivables	5,983	5,812
Deferred income taxes	8,864	9,320
Prepaid expenses	13,322	10,128

Total current assets	262,200	185,668

Property and equipment, net	20,050	19,603
Cash surrender value of company owned life insurance policies, net of loans	64,877	58,868
Deferred income taxes	30,845	27,352
Goodwill	107,477	98,481
Deferred financing costs, investments and other	8,714	7,670

Total assets	$494,163	$397,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,773	$8,676
Income taxes payable	16,645	2,956
Compensation and benefits payable	77,481	60,957
Other accrued liabilities	28,945	24,785

Total current liabilities	130,844	97,374

Deferred compensation and other retirement plans	58,206	53,018
Long-term debt	44,901	44,400
Other	9,018	11,456
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	10,748	10,512

Total liabilities	253,717	216,760

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 42,139 and 39,363 shares issued and 40,990 and 38,170 shares outstanding	328,001	307,003
Retained deficit	(94,299)	(121,204)
Unearned restricted stock compensation	(4,896)	(2,341)
Accumulated other comprehensive income (loss)	12,493	(1,596)

Stockholders’ equity	241,299	181,862
Less: Notes receivable from stockholders	(853)	(980)

Total stockholders’ equity	240,446	180,882

Total liabilities and stockholders’ equity	$494,163	$397,642

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Fee revenue	$116,885	$81,362	$328,198	$230,599
Reimbursed out-of-pocket engagement expenses	6,737	5,323	17,148	16,384

Total revenue	123,622	86,685	345,346	246,983

Compensation and benefits	74,616	53,625	208,501	156,298
General and administrative expenses	22,736	18,724	64,982	53,026
Out-of-pocket engagement expenses	6,825	5,544	17,983	16,800
Depreciation and amortization	2,341	2,546	6,723	7,833
Restructuring charges	—	—	—	8,526

Total operating expenses	106,518	80,439	298,189	242,483

Operating income	17,104	6,246	47,157	4,500

Interest and other income, net	861	591	1,637	1,061
Interest expense	2,749	2,370	8,021	7,793

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	15,216	4,467	40,773	(2,232)
Provision for income taxes	5,897	744	15,288	1,675
Equity in earnings of unconsolidated subsidiaries	505	162	1,420	576

Net income (loss)	$9,824	3,885	$26,905	$(3,331)

Basic earnings (loss) per common share	$0.25	$0.10	$0.70	$(0.09)

Basic weighted average common shares outstanding	38,726	37,506	38,309	37,474

Diluted earnings (loss) per common share	$0.23	$0.10	$0.62	$(0.09)

Diluted weighted average common shares outstanding	46,974	40,639	46,832	37,474

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended January 31,
	2005	2004
	(unaudited)
Cash from operating activities:
Net income (loss)	$26,905	$(3,331)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,723	7,833
Interest paid in kind and amortization of discount on convertible securities	1,178	3,390
(Gain) loss on disposition of property and equipment	(8)	144
Provision for doubtful accounts	6,380	3,299
Gain on cash surrender value of life insurance policies	(4,442)	(3,555)
Deferred income taxes	(3,493)	(1,366)
Tax benefit from exercise of stock options	3,278	—
Asset impairment charge	—	464
Non-cash compensation arrangements	2,006	1,332
Change in other assets and liabilities:
Deferred compensation	4,833	2,362
Receivables	(31,391)	(1,914)
Prepaid expenses	(3,194)	307
Investment in unconsolidated subsidiaries	(386)	160
Income taxes payable	14,145	—
Accounts payable and accrued liabilities	19,278	(4,937)
Other	(3,706)	(2,124)

Net cash provided by operating activities	38,106	2,064

Cash from investing activities:
Purchase of property and equipment	(5,305)	(1,181)
Purchase of marketable securities	(7,568)	—
Business acquisitions	(419)	—
Premiums on life insurance policies	(1,582)	(3,820)
Surrender of life insurance policies	—	5,859
Proceeds from life insurance policy benefits	339	594
Purchase of Futurestep minority shares	—	(570)

Net cash (used in) provided by investing activities	(14,535)	882

Cash from financing activities:
Payment of acquisition notes	—	(5,099)
Payments on life insurance policy loans	(3,891)	(5,970)
Borrowings under life insurance policies	3,591	1,648
Purchase of common stock	(2,341)	(969)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	15,973	1,967
Receipts on stockholders’ notes	127	324

Net cash provided by (used in) financing activities	13,459	(8,099)

Effect of exchange rate changes on cash flows	4,209	(626)

Net increase (decrease) in cash and cash equivalents	41,239	(5,779)
Cash and cash equivalents at beginning of the period	108,102	82,685

Cash and cash equivalents at end of the period	$149,341	$76,906

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and nine months ended January 31, 2005 and 2004 include the accounts of Korn/Ferry International and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments, that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2004 (“Annual Report”) and should be read together with the Annual Report.

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

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is required to be adopted in the first interim period beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on August 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company plans to adopt Statement 123(R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in the table below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such tax deductions was $3.3 million for the nine months ended January 31, 2005.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of Statement 123:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss), as reported	$9,824	$3,885	$26,905	$(3,331)
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income (loss), as reported	516	404	1,178	1,771
Employee stock compensation expense determined under the fair-value based method	(1,932)	(3,499)	(6,194)	(11,248)

Net income (loss), as adjusted	$8,408	$790	$21,889	$(12,808)

Interest expense on convertible securities, net of related tax effects	785	—	2,344	—

Net income (loss) adjusted for computation of diluted EPS, as adjusted	$9,193	$790	$24,233	$(12,808)

Basic EPS
As reported	$0.25	$0.10	$0.70	$(0.09)
Pro forma	$0.22	$0.02	$0.57	$(0.34)
Diluted EPS
As reported	$0.23	$0.10	$0.62	$(0.09)
Pro forma	$0.20	$0.02	$0.52	$(0.34)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Quarter Ended January 31
	2005	2004
Expected stock volatility	63.1%	63.5%
Risk-free interest rate	3.69%	3.60%
Expected option life (in years)	4.50	4.50

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

Common Stock

The Company issued 577,000 and 1,324,000 common shares relating to the exercise of stock options and 55,000 and 153,000 common shares in conjunction with the Company’s employee stock purchase plan in the three and nine months ended January 31, 2005, respectively.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss) (Numerator):
Net income (loss) for basic EPS	$9,824	$3,885	$26,905	$(3,331)
Interest expense on convertible securities, net of related tax effects	785	—	2,344	—

Net income (loss) for diluted EPS	$10,609	$3,885	$29,249	$(3,331)

Shares (Denominator):
Weighted average shares for basic EPS	38,726	37,506	38,309	37,474

Effect of:
Convertible subordinated notes	4,470	—	4,470	—
Convertible preferred stock	1,117	1,091	1,117	—
Warrants	274	—	274	—
Restricted stock	138	140	155	—
Stock options	2,246	1,893	2,499	—
Employee stock purchase plan	3	9	8	—

Adjusted weighted average shares for diluted EPS	46,974	40,639	46,832	37,474

Basic earnings (loss) per share	$0.25	$0.10	$0.70	$(0.09)

Diluted earnings (loss) per share	$0.23	$0.10	$0.62	$(0.09)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises of convertible notes, preferred stock and in-the-money options and warrants had been used, the fully diluted shares outstanding for the three and nine months ended January 31, 2004 would have been 45,277 and 44,456, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

3.    Comprehensive Income

Comprehensive income is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss)	$9,824	$3,885	$26,905	$(3,331)
Foreign currency translation adjustment	6,595	4,473	12,983	5,865
Unrealized gain on marketable securities, net of related tax effects	143	—	1,283	—
Realized gain on marketable securities, net of related tax effects	(177)	—	(177)	—

Comprehensive income	$16,385	$8,358	$40,994	$2,534

The accumulated other comprehensive income at January 31, 2005 is comprised of foreign currency translation adjustments and unrealized gains on marketable securities of $11.4 million and $1.1 million, respectively.

4.    Deferred Compensation, Retirement Plans and Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering certain executives in the United States and foreign countries. The components of net periodic benefit cost are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$—	$24	$—	$72
Interest cost	50	53	150	159
Amortization of actuarial loss	(38)	(36)	(114)	(108)

Net periodic benefit cost	$12	$41	$36	$123

The Company also established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$786	$661	$2,358	$1,983
Interest cost	813	778	2,439	2,344
Amortization of actuarial gain	100	185	300	555

Net periodic benefit cost	$1,699	$1,624	$5,097	$4,882

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $4.0 million ECAP contribution in the nine months ended January 31, 2005 that vests over a 3 year period. The Company may make a discretionary ECAP contribution in fiscal 2006 based on the Company’s fiscal 2005 profitability and results of operations.

5.    Restructuring Charges

Based on deteriorating economic conditions faced in fiscal 2002, the Company began a series of restructuring initiatives to address its cost structure and to reposition the enterprise to gain market share and take advantage of any potential economic up-trend. These business realignment initiatives reduced the Company’s work force by nearly 30%, or over 850 employees.

In the three and nine months ended January 31, 2005 operating results include restructuring adjustments primarily as a result of revisions to estimated facilities costs associated with certain previously recorded restructured properties as follows: a favorable adjustment of $14 related to severance and a favorable adjustment of $869 related to facilities in North America as a result of subleases signed at better terms than originally anticipated, a favorable adjustment of $346 related to facilities in Europe, a favorable adjustment of $27 related to severance in Asia Pacific and a favorable adjustment of $219 related to severance and a restructuring charge of $1,475 related to Futurestep facilities as a result of a sublease not signed when originally estimated. The facilities restructuring charge primarily relates to lease termination costs, net of estimated sublease income for excess space.

In the nine months ended January 31, 2004 operating results include restructuring charges related to the following business segments:

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

Corporate severance of $0.1 million included 7 employees terminated.

A roll-forward of the restructuring liability at January 31, 2005 is as follows:

	Restructuring
	Severance	Facilities	Total
Liability as of April 30, 2004	$847	$9,891	$10,738
Adjustments	(260)	260	—
Payments	(400)	(2,239)	(2,639)

Liability as of January 31, 2005	$187	$7,912	$8,099

The severance accrual includes amounts expected to be paid in full by March 2007. The accrued liability for facilities costs relates to commitments under operating leases, net of estimated sublease income, of which $5.8 million is included in other long-term liabilities, paid over the next seven years.

6.    Mandatorily Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million and 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million. The notes and preferred stock have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share. The Company also issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the notes and preferred stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities.

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

Interest and dividends are payable semi-annually in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and are being amortized over the life of the securities as interest expense with respect to $3.4 million allocated to the notes and $0.9 million allocated to the preferred stock.

7.    Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting engagements is also included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations for the three and nine months ended January 31, 2005 and 2004 by business segment are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Fee revenue:
Executive recruitment:
North America	$55,330	$42,074	$162,643	$119,096
Europe	31,210	19,877	79,865	55,892
Asia Pacific	13,125	8,893	39,181	25,214
South America	2,897	1,973	7,501	6,274

Total executive recruitment	102,562	72,817	289,190	206,476
Futurestep	14,323	8,545	39,008	24,123

Total fee revenue	$116,885	$81,362	$328,198	$230,599

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Total revenue:
North America	$59,011	$45,184	$172,449	$128,794
Europe	32,251	20,647	82,646	58,457
Asia Pacific	13,570	9,218	40,264	26,172
South America	3,065	2,090	7,892	6,609

Total executive recruitment	107,897	77,139	303,251	220,032
Futurestep	15,725	9,546	42,095	26,951

Total revenue	$123,622	$86,685	$345,346	$246,983

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Operating income (loss) before restructuring charges
Executive recruitment:
North America	$10,540	$9,548	$34,596	$23,886
Europe	6,521	604	15,104	951
Asia Pacific	2,316	1,234	7,578	2,210
South America	431	(26)	983	374

Total executive recruitment	19,808	11,360	58,261	27,421
Futurestep	1,970	628	6,263	558
Corporate	(4,674)	(5,742)	(17,367)	(14,953)

Operating income before restructuring charges	17,104	6,246	47,157	13,026
Restructuring charges (Note 5)	—	—	—	(8,526)

Total operating income	$17,104	$6,246	$47,157	$4,500

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

In the third quarter of fiscal 2005, fee revenue increased 44% over last year to $116.9 million with increases reflected across all regions. Operating and net income improved to $17.1 million and $9.8 million, respectively, in the current quarter. Futurestep revenues increased 68% to $14.3 million from prior year with increases across all regions. Futurestep’s operating income increased to $2.0 million from the prior year excluding a restructuring charge of $1.3 million primarily as a result of revisions on previously restructured properties.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine months ended January 31, 2005 and 2004 as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Fee revenue	100%	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	6	7	5	7

Total revenue	106%	107%	105%	107%
Compensation and benefits	64	66	64	68
General and administrative expenses	19	23	20	23
Out-of-pocket engagement expenses	6	7	5	7
Depreciation and amortization	2	3	2	3
Restructuring charges	0	0	0	4
Operating income	15	8	14	2
Net income (loss)	8	5	8	(1)

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue.

	Three Months Ended January 31,				Nine Months Ended January 31,
	2005		2004		2005		2004
Fee revenue	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$55,330	47%	$42,074	52%	$162,643	50%	$119,096	52%
Europe	31,210	27	19,877	24	79,865	24	55,892	24
Asia Pacific	13,125	11	8,893	11	39,181	12	25,214	11
South America	2,897	3	1,973	3	7,501	2	6,274	3

Total executive recruitment	102,562	88	72,817	90	289,190	88	206,476	90
Futurestep	14,323	12	8,545	10	39,008	12	24,123	10

Total fee revenue	$116,885	100%	81,362	100%	$328,198	100%	230,599	100%
Reimbursed out-of-pocket engagement expenses	6,737		5,323		17,148		16,384

Total revenue	$123,622		$86,685		$345,346		$246,983

	Three Months Ended January 31,				Nine Months Ended January 31,
	2005		2004		2005		2004
Operating income (loss)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$11,423	21%	$9,548	23%	$35,479	22%	$23,622	20%
Europe	6,867	22	604	3	15,450	19	(3,959)	(7)
Asia Pacific	2,343	18	1,234	14	7,605	19	2,050	8
South America	431	15	(26)	(1)	983	13	316	5

Total executive recruitment	21,064	21	11,360	16	59,517	21	22,029	11
Futurestep	714	5	628	7	5,007	13	(2,424)	(10)
Corporate	(4,674)		(5,742)		(17,367)		(15,105)

Total operating income	$17,104	15%	$6,246	8%	$47,157	14%	$4,500	2%

Three Months Ended January 31, 2005 Compared to Three Months Ended January 31, 2004

Fee Revenue. Fee revenue increased $35.5 million, or 44%, to $116.9 million in the three months ended January 31, 2005 compared to $81.4 million in the three months ended January 31, 2004. The improvement in fee revenue is attributable to an increase in both the number of new engagements opened as well as average fees reflected across all regions. Exchange rates favorably impacted fee revenues by $4.1 million in the current quarter.

Executive Recruitment – Executive Recruitment fee revenue increased $29.7 million, or 41%, due to an increase in both the number of new engagements opened as well as average fees. North America fee revenue increased $13.3 million, or 32% in the current quarter primarily due to an increase of 28% in the number of new engagements opened as well as increased average fees. Europe reported fee revenue of $31.2 million, an increase of $11.3 million, or 57%, compared to the same period last year. The improvement in fee revenue was driven by an increase of 26% in the number of new engagements opened as well as increased average fees. Exchange rates favorably impacted Europe fee revenue by $2.8 million in the current quarter. Asia Pacific fee revenue increased $4.2 million, or 48%, to $13.1 million compared to the same period last year due to an increase of 28% in the number of new engagements opened as well as increased average fees. South America reported fee revenue of $2.9 million, an increase of $0.9 million, or 47%, compared to the same period last year.

Futurestep – Fee revenue increased $5.8 million, or 68%, to $14.3 million in the three months ended January 31, 2005 compared to $8.5 million in the three months ended January 31, 2004. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements opened combined with our continued strategic emphasis on outsourced recruiting solutions. Exchange rates favorably impacted Futurestep fee revenue by $0.7 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $21.0 million, or 39%, to $74.6 million in the three months ended January 31, 2005 compared to $53.6 million in the three months ended January 31, 2004. The increase in compensation and benefits expense reflects additional bonus expense as a result of improved revenues and profitability. Exchange rates impacted compensation and benefits unfavorably by $2.3 million. Executive recruitment compensation and benefits costs of $63.9 million increased $19.4 million, or 44%, compared to last year due to additional bonus expense as a result of improved profitability. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $1.9 million in the current quarter. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased slightly to 62% from 61% in the prior year. Futurestep compensation and benefits expense increased $3.0 million, or 51%, to $8.9 million from $5.9 million in the prior year primarily due to increased consultants as well as additional bonus expense as a result of improved revenues and profitability. Futurestep compensation and benefits expense, as a percentage of fee revenue, declined to 62% from 69% in the prior year due to better productivity by our consultants. Corporate compensation and benefits expense decreased $1.4 million, or 43%, to

$1.8 million in the current quarter, reflecting better performance on investments related to our Company Owned Life Insurance (“COLI”) policies offset by increased bonus expense.

General and Administrative Expenses. General and administrative expenses increased $4.0 million, or 21%, to $22.7 million in the three months ended January 31, 2005 compared to $18.7 million in the same period last year. Exchange rates impacted general and administrative expenses unfavorably by $0.8 million in the current quarter. In executive recruitment, general and administrative expenses increased $2.4 million, or 16%, due to increased professional fees, business development costs and provision for doubtful accounts. Exchange rates impacted executive recruitment general and administrative expenses unfavorably by $0.6 million in the current quarter. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 17% from 20% in the prior year. Futurestep general and administrative expense increased by $1.3 million, or 80% primarily due to increased provision for doubtful accounts and professional fees. Futurestep general and administrative expenses, as a percentage of fee revenue, slightly increased to 20% from 19% in the prior year. Corporate general and administrative expenses increased $0.3 million, or 15%, to $2.7 million in the current quarter primarily due to increased professional fees, including compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $6.8 million increased by $1.3 million over the prior year as a result of increased engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expenses slightly decreased to 6% from 7% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $2.3 million in the three months ended January 31, 2005 decreased $0.2 million, or 8%, from the prior year.

Restructuring Charges. Revisions were made to facilities costs associated with certain previously recorded restructured properties resulting in a favorable adjustment of $1.3 million in executive recruitment and a restructuring charge of $1.3 million in Futurestep in the three months ended January 31, 2005.

Operating Income (Loss.) Operating income increased $10.9 million to $17.1 million in the current quarter compared to $6.2 million in the prior year.

Executive recruitment operating income increased $9.7 million to $21.1 million in the three months ended January 31, 2005 compared to $11.4 million in the three months ended January 31, 2004. Current quarter operating income includes a favorable restructuring adjustment of $1.3 million. The improvement in executive recruitment operating income is a result of the increased revenue offset by additional compensation and bonus expense, and to a lesser extent, increased provision for doubtful accounts and professional fees. Executive recruitment operating income, as a percentage of fee revenue, improved significantly to 21% in the current quarter from 16% last year.

Futurestep operating income increased to $0.7 million in the three months ended January 31, 2005 from $0.6 million in the three months ended January 31, 2004. Current quarter operating income includes a restructuring charge of $1.3 million. The improvement in Futurestep operating income reflects the increased revenue offset by additional compensation and bonus expense. Futurestep operating income, as a percentage of fee revenue, declined to 5% from 7% in the prior year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $0.5 and $0.3 million in the three months ended January 31, 2005 and 2004, respectively.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $2.7 million in the current quarter, an increase of $0.3 million over last year.

Provision for Income Taxes. The provision for income taxes was $5.9 million in the three months ended January 31, 2005 compared to $0.7 million in the same period last year. The provision for income taxes in the current year reflects a 37% effective tax rate. The provision for income taxes in the prior year reflects income tax benefits based on historical net operating losses in the United States and foreign income tax expense as a result of pretax income in certain foreign subsidiaries.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $0.5 million in the current quarter compared to $0.2 million for the same period last year.

Nine Months Ended January 31, 2005 Compared to Nine Months Ended January 31, 2004

Fee Revenue. Fee revenue increased $97.6 million, or 42%, to $328.2 million in the nine months ended January 31, 2005 compared to $230.6 million in the nine months ended January 31, 2004. The improvement in fee revenue is attributable to an increase in both the number of new engagements opened as well as average fees across all regions. Exchange rates favorably impacted fee revenues by $9.5 million in the current period.

Executive Recruitment – Executive recruitment fee revenue increased $82.7 million, or 40%, due to an increase in both the number of new engagements opened and average fees. North America fee revenue increased $43.5 million, or 37%, to $162.6 million due to a 26% increase in the number of new engagements opened as well as increased average fees. Europe reported fee revenue of $79.9 million, an increase of $24.0 million, or 43%, compared to the same period last year driven by an increase of 13% in the number of new engagements opened as well as increased average fees. Exchange rates favorably impacted Europe fee revenue by $6.5 million in the current period. Asia Pacific fee revenue increased $14.0 million, or 55%, to $39.2 million, compared to the same period last year due to an increase of 24% in the number of new engagements opened as well as increased average fees. Exchange rates favorably impacted Asia Pacific fee revenue by $1.3 million in the current period. South America reported fee revenue of $7.5 million, an increase of $1.2 million, or 20%, compared to the same period last year.

Futurestep – Fee revenue increased $14.9 million, or 62%, to $39.0 million in the nine months ended January 31, 2005 compared to $24.1 million in the nine months ended January 31, 2004. The improvement in fee revenue is due to an increase in the number of new engagements opened combined with our continued strategic emphasis on outsourced recruiting solutions. Exchange rates favorably affected Futurestep fee revenue by $1.7 million.

Compensation and Benefits. Compensation and benefits expense increased $52.2 million, or 33%, to $208.5 million in the nine months ended January 31, 2005 compared to $156.3 million in the nine months ended January 31, 2004. The increase in compensation and benefits expense reflects additional bonus expense as a result of increased revenue and profitability. Exchange rates impacted compensation and benefits expense unfavorably by $5.5 million in the period. Executive recruitment compensation and benefits costs of $175.1 million increased $43.8 million, or 33%, compared to last year due to additional bonus expense as a result of improved revenue and profitability. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $4.5 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, declined to 61% from 64% in the prior year, as a result of better productivity by our consultants. Futurestep compensation and benefits expense increased $7.3 million, or 43%, to $24.3 million from $17.0 million in the prior year primarily due to increased consultants as well as additional bonus expense as a result of improved profitability. Exchange rates impacted Futurestep compensation and benefits expense unfavorably by $1.0 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, declined significantly to 62% from 70% in the prior year. Corporate compensation and benefits expense increased $1.1 million, or 14%, to $9.2 million, reflecting additional bonus expense offset by favorable performances on COLI policies.

General and Administrative Expenses. General and administrative expenses increased $12.0 million, or 23%, to $65.0 million in the nine months ended January 31, 2005 compared to $53.0 million in the same period last year. Exchange rates unfavorably impacted general and administrative expenses by $1.7 million in the current period. In executive recruitment, general and administrative expenses increased $8.6 million, or 21%, due to costs associated with the October 2004 global partners meeting, increased professional fees, provision for doubtful accounts and business development costs. Exchange rates impacted general and administrative expense unfavorably by $1.5 million. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 17% from 20% in the prior year. Futurestep general and administrative expenses increased $2.0 million, or 39%, to $7.1 million due to increased provision for doubtful accounts, professional fees and business development costs. Futurestep general and administrative expenses, as a percentage of fee revenue, declined to 18% from 21% in the prior year. Corporate general and administrative expenses increased $1.4 million, or 22%, to $7.8 million primarily due to increased professional fees including compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $18.0 million increased $1.2 million over the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses declined to 5% from 7% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $6.7 million in the nine months ended January 31, 2005 decreased $1.1 million, or 14%, from prior year as fixed assets became fully depreciated in fiscal 2004.

Restructuring Charges. Revisions were made to facilities costs associated with certain previously recorded restructured properties resulting in a favorable adjustment of $1.3 million in executive recruitment and a restructuring charge of $1.3 million in Futurestep in the three months ended January 31, 2005.

Operating Income (Loss.) Operating income increased $42.7 million to $47.2 million in the current year compared to $4.5 million in the prior year. Prior year operating profit included $8.5 million of restructuring expenses.

Executive recruitment operating income increased $37.5 million to $59.5 million in the nine months ended January 31, 2005 compared to $22.0 million in the nine months ended January 31, 2004. Operating income includes a favorable adjustment of $1.3 million and a restructuring charge of $5.4 million in the nine months ended January 31, 2005 and 2004, respectively. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation and bonus expense, costs associated with our global partners meeting, and increased professional fees. Executive recruitment operating income, as a percentage of fee revenue, significantly improved to 21% in the current period from 11% in the same period last year.

Futurestep operating income improved $7.4 million to $5.0 million in the nine months ended January 31, 2005 from an operating loss of $2.4 million in the nine months ended January 31, 2004. Operating income (loss) includes $1.3 million and $3.0 million of restructuring charges in the nine months ended January 31, 2005 and 2004, respectively. The improvement in Futurestep operating income is due to increased revenues offset by additional compensation and bonus expense. Futurestep operating income, as a percentage of fee revenue, improved to 13% in the current period from (10%) in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $1.2 and $0.8 million in the nine months ended January 31, 2005 and 2004, respectively.

Interest Expense. Interest expense, primarily related to the borrowings under COLI policies and our convertible securities, was $8.0 million, a slight increase of $0.2 million from prior year.

Provision for Income Taxes. The provision for income taxes was $15.3 million in the nine months ended January 31, 2005 compared to $1.7 million in the same period last year. The provision for income taxes in the current year reflects a 37% effective tax rate. Although we reported a pretax loss in the prior year, certain foreign subsidiaries reported pretax income resulting in foreign income tax expenses.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $1.4 million compared to $0.6 million the same period last year as a result of increased profitability of our Mexican subsidiaries.

Liquidity and Capital Resources

Cash provided by operating activities was $38.1 million for the nine months ended January 31, 2005 compared to $2.1 million for the same period last year. The increase in operating cash is primarily due to the increase in net income, taxes payable, and accrued compensation, partially offset with the increase in receivables.

Cash used in investing activities was $14.5 million for the nine months ended January 31, 2005, compared to cash provided by investing activities of $0.9 million in the same period last year. In the nine months ended January 31, 2005 we invested $7.6 million in marketable securities in conjunction with our ECAP program. In the nine months ended January 31, 2005 we obtained $5.9 million in proceeds in conjunction with the surrender of COLI policies. Capital expenditures for the nine months ended January 31, 2005 and 2004 were $5.3 million and $1.2 million, respectively. Capital expenditures primarily consist of systems hardware, software costs and leasehold improvements.

Cash provided by financing activities was $13.5 million for the nine months ended January 31, 2005 compared to cash used in financing activities of $8.1 million in the nine months ended January 31, 2004. In the current period we issued common stock of $16.0 million primarily due to exercises of employee stock options and purchased $2.3 million of common stock. In the same period last year, we made payments of $5.1 million on acquisition notes and payments of $6.0 million related to loans on COLI policies.

Total outstanding borrowings under our COLI policies was $56.2 million and $61.6 million as of January 31, 2005 and 2004, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $121.1 million and $120.0 million as of January 31, 2005 and 2004, respectively.

In the nine months ended January 31, 2005 we issued an additional $1.5 million of 7.5% Convertible Subordinated Notes in lieu of cash interest and $0.4 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of January 31, 2005, we had approximately $45.5 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility which we amended in February 2005 to a $50 million borrowing capacity with no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of January 31, 2005, we had no outstanding borrowings on our credit facility.

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to further cut costs or obtain financing to meet our cash needs.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (Statement 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is required to be adopted in the first interim period beginning after June 15, 2005. We expect to adopt Statement 123(R) on August 1, 2005 using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Foreign Currency Risk. Substantially all our foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income on our Statement of Stockholders’ Equity.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the nine months ended January 31, 2005, we recognized foreign currency losses, after income taxes, of $0.4 million primarily related to our Europe operations on our Statement of Operations.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling and the Euro, the Company ‘s exchange loss would $0.5 million, $0.8 million and $1.1 million, respectively, based on outstanding balances at January 31, 2005.

Interest Rate Risk. We primarily manage our exposure to fluctuations in interest rates in part through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2005, we had no outstanding balance on our credit facility. We have $56.2 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2005 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

In June 2002, we issued $40.0 million of 7.5% Convertible Debt and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) are effective.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting or that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Amended and Restated Credit Agreement among the Company, the financial institutions from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent, dated as of February 22, 2005, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, dated February 23, 2005, and incorporated herein by reference.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 9, 2005

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer and Chief Financial Officer