Form 10-K
period 2005-04-30
KORN FERRY INTERNATIONAL
filed 2005-07-14
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1900 Avenue of the Stars, Suite 2600

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

The number of shares outstanding of our common stock as of July 5, 2005 was 40,379,772 shares. The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on October 31, 2004, (assuming that the Registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $594,264,000, based upon the closing market price of $17.40 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders scheduled to be held on September 13, 2005 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2005

PART I.

Item 1.    Business

Business Overview

Korn/Ferry International is the leading provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Since 1969, when we opened our first office in Los Angeles, we have expanded to 70 cities in 36 countries. In 1998, we extended our market reach into the middle-market with the introduction of Futurestep, our middle-management recruitment service. As of April 30, 2005, we have approximately 1,575 employees, including 398 executive recruitment and 76 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as governmental and not-for-profit organizations. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2005 were on behalf of clients for whom we had conducted previous assignments over the last three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We provide the following human capital solutions:

Executive Search:    Executive search, our flagship business, focuses on board level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries. The relationships that we develop through this business are valuable for introducing our other service offerings to clients.

Leadership Development Solutions:    Our comprehensive blend of leadership services, including Strategic Management Assessment, Executive Development and Executive Center, assists clients with the ongoing assessment and development of their leadership teams. We assist clients in understanding the expertise, behaviors and values critical to their strategy and how their management team aligns with these important characteristics. We provide clients with the resources to address existing misalignment of management through focused coaching and development as well as a state-of-the-art framework, Executive Center, for monitoring employee performance against key success factors.

Middle-Management Recruitment:    Futurestep, our middle-management recruitment business, draws from Korn/Ferry’s 35 years of industry experience to create customized recruitment strategies based on clients’ individual workforce needs. In addition to middle-management search, Futurestep has become a pioneer in Recruitment Process Outsourcing (“RPO”) and now offers project recruitment, fully outsourced RPO, and interim solutions. Futurestep combines solution-oriented service with customized technologies to deliver strong candidates at fast cycle times.

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

We also make available free of charge on our Internet website at www.kornferry.com our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Personnel Committee and Nominating Committee and Corporate Governance Committee of our Board of Directors are also posted on our Internet website at www.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067.

Financial information regarding our business segments for the last three fiscal years is contained in the Notes to our Consolidated Financial Statements.

Industry Overview

Executive Recruitment:    The executive recruitment market concentrates on searches for positions with annual compensation of $150,000 or more, which generally involve board level, chief executive and other senior executive positions. The industry is comprised of retained and contingency search firms. Retained firms typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled regardless of whether a position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate. We are a retained executive search firm.

We also provide leadership development solutions, which include management assessment, executive coaching and development and a web-based performance management application.

Middle-Management Recruitment:    The middle-management recruitment market focuses on searches for middle and lower management positions with annual compensation generally in the $75,000 to $150,000 range. This market has undergone a fundamental transformation over the past several years towards a technology-based environment, and has also seen the emergence of outsourced recruitment services commonly referred to as RPO. Technology and the Internet have made identifying, targeting and reaching potential candidates much quicker. This market also benefits from the efficiencies of maintaining large databases of qualified candidates thereby reducing placement times.

Industry Trends

With the global economy steadily improving, we believe that the business outlook for the recruitment industry remains positive. The economic upswing combined with the shortage of qualified executives fuel job growth and hiring. We believe that the following current market trends will contribute to the long-term growth of the recruitment industry:

Consolidation of Human Capital Solution Providers—In choosing their recruitment and human resource service providers, companies are actively in search of preferred providers in order to create efficiencies and consolidate vendor relationships. Companies that can address a broad range of recruitment needs are becoming increasingly attractive. Clients are seeking trusted partners who understand their business and unique organizational culture and who can manage the multiple needs of their business on a global scale.

Aging Population—In many major economic centers, the workforce population is aging at a rapid pace. Increasingly, baby boom generation of executives are beginning to retire, with a lack of qualified professionals to replace them. It is projected that there will be twice as many people retiring this decade as there were in the previous one. Moreover, the supply of available qualified candidates is constricting, making it more difficult for employers to secure executives. We believe that this trend will have a positive impact on our business, as employers increasingly seek service providers who can provide solutions to the impending talent shortage.

Globalization of Business—As the world markets continue to integrate into one global economy, many successful companies are adding strength to their internal talent with experienced executives who can operate effectively in a global economy. The rapidly changing competitive environment challenges multinational and local companies to identify qualified executives with the right combination of skills, experience and cultural compatibility. Today, clients are turning to firms that combine proven expertise with specialized knowledge of key industries and local markets, enabling them to address their ongoing global recruitment needs.

Increased Outsourcing of Recruitment Functions—More companies are focusing on core competencies and outsourcing non-core, back office functions to providers who can efficiently provide high quality services. A shortage of qualified management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

•	Have access to a diverse and highly qualified pool of candidates on an as-needed basis;

•	Reduce or eliminate the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Benefit from the most updated industry and geographic market information;

•	Access cutting-edge search technology software; and

•	Maintain management focus on core strategic business issues.

Increased Use of Advanced Technology—Emphasis in the recruitment business is shifting from candidate identification to candidate assessment and placement. This new emphasis is being driven by enhancements in technology, as it is becoming easier to identify desirable candidates in on-line and off-line databases. In addition, information technology and the Internet are creating efficient ways to manage the recruitment process in identifying, recruiting and assessing candidates.

Other Industry Trends—In addition to the industry trends mentioned above, we believe the following factors will also contribute to the growth of the recruitment industry:

•	Increasing demand for managers with broader qualifications;

•	Increasing desire by candidates to more actively manage their careers;

•	Increasing demand for senior executives who can exceed the high standards of due diligence and public scrutiny as a result of new securities legislation;

•	Shortening executive management tenures and more frequent job changes; and

•	Inadequate succession planning.

Growth Strategy

Our objective is to expand our position as the leading provider of executive search, outsourced recruiting and leadership development solutions. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

In an ongoing strategic effort to promote the firm as the leading career destination, we successfully recruited 50 new consultants globally during fiscal year 2005. The new additions originate from a diverse range of backgrounds and areas of expertise, and were recruited based on their track records as top performers in the human capital industry. The number of new consultants in the current year was partially offset by attrition. We believe we have continued to upgrade our professional staff in the current year, and that the recruitment and retention of key consultants will be an ongoing driver of growth.

Broadening our Product and Service Offerings

In addition to being the leading provider of executive recruitment, we also offer clients middle-management recruitment, RPO, project recruitment, fully outsourced RPO and interim solutions through Futurestep and

Leadership Development Solutions. We will continue to develop and add new products and services that our clients demand and that we feel are consistent with our brand positioning.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients will increasingly turn to strategic partners that can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. Our global account management program, Integrated Services, continues to identify account leaders for multinational clients, provides training and software support to manage such accounts, and develops guidelines and protocols to support and increase the rate of cross-border assignments for these clients.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element to the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2005, we continued such investments through the deployment of enhanced tools and information sharing for competitive advantage. We rolled out three major upgrades of Searcher, our proprietary candidate database and global engagement management system, while laying the groundwork for the next generation search tool, K/F One. We embarked on a similar program to upgrade and modernize Futurestep’s technology, introducing workflow and reporting enhancements in support of Futurestep’s Managed Services offering. Leadership Development Solutions also received significant upgrades to its Management Assessment technology and its Talent Management Platform, Executive Center. Search Assessment, an assessment technology process for our core search business, is now used in 22% of all senior search engagements. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

Leveraging our Leadership and Brand Name in Executive Recruitment

We believe that there are significant opportunities to extend our market share and develop new client relationships by aggressively marketing our proven global recruitment expertise. Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients in all areas of recruitment. We also believe that our strong relationships and well-recognized brand name will enable us to introduce new services to our existing client base and potential new clients and also allow us to build communities of candidates to directly market our services.

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.    Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. Once we are retained by a client to conduct an assignment, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors and work closely with the client in identifying, assessing and placing a qualified candidate. In fiscal 2005, we performed more than 5,700 executive recruitment assignments.

We use a search methodology that has been developed through 35 years of experience in conducting executive recruitment. We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client’s organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future direction and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract highly qualified candidates.

Once the position is defined, the research team identifies, through the use of our proprietary databases and other information resources, companies that are in related industries facing similar challenges and issues with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources, and our databases containing profiles of over 2.9 million executives to assist in identifying individuals with the right backgrounds and personal abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings. The client is then presented final qualified candidates to interview. We conduct thorough due diligence and background verification of the candidate throughout the process, sometimes with the assistance of an independent third party.

The finalist for the position will usually meet with the client for a second and possibly a third round of discussions. At this point, the compensation package will have been discussed in detail, increasing the likelihood that an offer will be accepted. Generally, the search consultants will participate in the negotiations until a final offer is made and accepted. Throughout the process, ongoing communication with the client is critical to keep client management apprised of progress.

Industry Specialization.    Consultants in our five global markets and three regional specialty practice groups bring an in-depth understanding of the market conditions and strategic and management issues faced by clients within their specific industry and geography. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2005 Assignments by Industry Specialization

Global Markets:
Industrial	24%
Consumer	21%
Technology	18%
Financial Services	17%
Life Sciences	11%
Regional Specialties:
Education/Not-for-profit	4%
Healthcare Provider	4%
Other Specialties	1%

Functional Expertise.    We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, chief executive officers and other senior executive officers. Our Board Services Practice, for example, was first established in 1972 to assist clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands of accountability and more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire of companies to broaden the expertise of their board are raising the standards required to identify and recruit directors with the qualified skills. We have significant expertise in this area and have built a proprietary database with the names and backgrounds of all the

Fortune 1000 directors, plus a significant number of middle-market and high-growth company board members, to assist in board searches. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2005 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	54%
Marketing and Sales	18%
Finance and Control	9%
Human Resources and Administration	8%
Manufacturing/Engineering/Research and Development/Technology	8%
Information Systems	2%
Other Functions	1%

Regions

North America—We opened our first office in Los Angeles in 1969, and currently have 22 offices throughout the United States and Canada. In fiscal 2005, the region generated fee revenue of $225.9 million from over 2,400 assignments, with an average of 200 consultants.

Europe—We opened our first European office in London in 1972, and currently have 19 offices in 17 countries throughout the region. In fiscal 2005, fee revenue was $110.4 million from over 1,600 assignments, with an average of 110 consultants.

Asia/Pacific—We opened our first Asia/Pacific office in Tokyo in 1973, and have 15 offices in ten countries throughout the region. In fiscal 2005, fee revenue was $51.2 million from over 1,000 assignments, with an average of 61 consultants.

South America—We opened our first South American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a company in Mexico City and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2005, we operate a network of seven offices in six countries covering the entire South American region and two offices in Mexico. The region, excluding Mexico, our unconsolidated subsidiary, generated fee revenue of $10.8 million in fiscal 2005. We handled over 630 assignments in fiscal 2005 in this region, with an average of 19 consultants. Our share of the operating results for our Mexico subsidiaries is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.    Our 4,160 clients include many of the world’s largest and most prestigious public and private companies, including 47% of the Fortune 500 companies in the current fiscal year. In fiscal 2005, no single client represented more than 1.5% of fee revenue. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2005 were on behalf of clients for whom we had conducted previous assignments over the last three fiscal years.

Competition.    We are the leading provider of executive search, outsourced recruiting and leadership development services. Other multinational executive recruitment firms include Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc. and Heidrick & Struggles International, Inc. Although these firms are our primary competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, multi-product offerings, cutting-edge technology, global network, prestigious clientele, strong specialty practices and quality of services are recognized worldwide. We also believe that our long-term incentive compensation arrangements as well as other executive benefits distinguish us from most of our competitors and are important in retaining key consultants.

Leadership Development Solutions.    In 2004, we consolidated our strategic management assessment and executive coaching services under the name Leadership Development Solutions, with services in Europe, North and South America, Australia and Japan. This comprehensive blend of leadership service helps corporate management evaluate the individual and collective performance of their team. These solutions further extend the range of leadership capital solutions available to our clients, and are valuable tools for the chief executive, board of directors and other senior officers in pursuing organizational transformation and aligning themselves with the company’s strategic goals and internal values. These solutions were introduced in response to our clients’ demand for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital and private equity firms, to evaluate the leadership team in existing or prospective portfolio companies. This process is performed by consultants with extensive experience in interviewing and evaluating senior executives and who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument that was developed by leading assessment experts and is supported by a proprietary systems platform.

Another crucial component is development and coaching. We offer a global network of coaches who are highly skilled and certified at developing future leaders through individual and team-based coaching. Additionally, we offer clients a Web-based, highly customizable human capital management system called Executive Center. Executive Center automates and streamlines the traditionally cumbersome process of setting objectives and tracking and evaluating performance. Through Executive Center’s individual and team-based analysis and reporting capabilities, talent assessment and management can be greatly simplified, allowing for skills and experience gaps as well as succession planning to be more efficiently addressed.

Middle-Management Recruitment Services

Overview.    Futurestep offers clients a portfolio of services, including middle-management search, RPO, project recruitment and interim solutions. Each Futurestep service benefits from the in-depth industry and functional-area expertise of our global consultant network, guaranteeing that clients work with professionals who understand their business and have the knowledge to qualify candidates effectively.

Futurestep combines traditional search expertise with a multi-tiered portfolio of recruitment solutions. Futurestep consultants, based in 13 countries, have instant access to one of the world’s largest databases of prescreened middle-management professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to ensure speed, efficiency and quality service for clients worldwide. Futurestep’s middle-management search uses multiple sourcing channels, validated cultural assessments and a global database of more then one million prescreened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse set of candidates matched with specific cultural and strategic requirements.

For multiple recruiting projects, Futurestep consultants work with clients to analyze existing internal recruitment capabilities and develop a co-sourcing platform that emphasizes shared ownership of the recruitment process. Futurestep also offers outsourced recruiting solutions to clients seeking a fully integrated, single source for their recruitment needs.

For clients needing professionals on an interim basis, Futurestep offers an interim solutions service that delivers direct access to highly qualified professionals, fulfilling an organization’s critical needs for a temporary, flexible workforce. Whether the client needs a mid-level position filled on a monthly or yearly basis, Futurestep draws interim executives from one of the world’s largest talent pools of prescreened, middle management professionals in the industry.

Regions.    We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia/Pacific. At April 30, 2005, we had Futurestep operations in 13 cities in North America, 8 in Europe and 9 in Asia/Pacific.

Competition.    Futurestep competes for assignments with contingency and/or staffing firms who do not have the same pricing structure or provide the full suite of services and, to a lesser extent, in the technology based middle-management recruitment industry, with firms such as Monster Worldwide.

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

Professional Staff and Employees

As of April 30, 2005, we had approximately 1,256 executive recruitment employees consisting of 398 consultants and 858 associates, researchers, administrative and support staff. In addition, we had 14 consultants in our two unconsolidated Mexico offices. Futurestep had 280 employees at April 30, 2005 consisting of 76 consultants and 228 administrative and support staff. Corporate had 39 professionals at April 30, 2005. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry International is an equal opportunity employer.

In executive search, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead an assignment. We have extensive training and professional development programs. Promotion to senior client partner is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market, the ability to develop and help build effective teams. In addition, we have a program for recruiting experienced professionals into our firm.

The following table provides information relating to each of our business segments for fiscal 2005:

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2005	Number of Consultants as of April 30, 2005
	(dollars in millions)
Executive Recruitment:
North America	$225.9	$53.7	22	205
Europe	110.4	19.5	19	114
Asia/Pacific	51.2	9.6	15	59
South America.	10.8	1.3	9	20

Total Executive Recruitment	398.3	84.1	65	398
Futurestep(1)	53.9	6.5	5	76
Corporate	—	(24.8)	—	—

Total	$452.2	$65.8	70	474

(1)	Futurestep partially occupies 25 of the executive recruitment offices globally in 13 countries.

Risk Factors

The risks described below are the material risks facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Competition in our industry could result in our losing market share and charging lower prices for services, which could reduce our revenue.

We compete for executive search business with numerous executive search firms and businesses that provide job placement services. Traditional executive search competitors include Spencer Stuart & Associates, Egon Zehnder International, Russell Reynolds Associates, Inc. and Heidrick and Struggles International, Inc. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are no extensive barriers to entry into the executive search industry, and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. Increased competition may lead to pricing pressures that could negatively impact our business.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive search firms for qualified consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. This risk is heightened due to the general portability of a consultant’s business. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing or attract additional qualified consultants with the requisite experience, skills or established client relationships. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients and harm our business.

Economic conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could undermine our future profitability.

Demand for our services is significantly affected by the general level of economic activity in the geographic regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. Continued uncertainty with respect to the recovery of the capital markets may cause prospective employers to defer employment decisions, thereby impacting our revenue. In addition, in fiscal 2005, our total assignments included 18% related to the technology industry and 17% related to the financial services/investments industry, both of which have experienced volatility recently. Any significant economic downturn, on a global basis, in North America, or in other regions or industries where our operations are heavily concentrated, could harm our business, results of operations and financial condition.

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

We depend on our overall reputation and brand name recognition to secure new engagements and hire qualified professionals. Our success also depends on the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referral by those clients. Any client who is dissatisfied with our assignments can adversely affect our ability to secure new engagements.

If any factor, including poor performance, hurts our reputation, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failing to maintain our professional reputation and the goodwill associated with our brand name could seriously harm our business.

We are subject to potential legal liability from clients, employees and candidates. Insurance coverage may not be available to cover all of our potential liability and available coverages may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive search process. A client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination, violations of employment law or other matters. We cannot assure you that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates.

We rely heavily on our information systems and if we lose that technology, or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason, any interruption or loss of our information processing capabilities, could harm our business, results of operations and financial condition.

We face risks associated with political instability, legal requirements and currency fluctuations in our international operations.

We operate in 36 countries and, as of the year ended April 30, 2005, generate nearly half our fee revenue from operations outside of North America. There are certain risks inherent in transacting business worldwide, such as:

•	changes in and compliance with applicable laws and regulatory requirements;

•	difficulties in staffing and managing global operations;

•	social and political instability;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	repatriation controls; and

•	potential adverse tax consequences.

We have no hedging or similar foreign currency contracts, and therefore fluctuations in the value of foreign currencies could impact our global operations. We cannot assure you that one or more of these factors will not harm our business, financial condition or results of operations.

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

Item 2.    Properties

Our corporate office is located in Los Angeles, California. We lease all 70 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and South America. As of April 30, 2005, we leased an aggregate of approximately 519,000 square feet of office space. The leases generally are for terms of one to twelve years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.    Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 2004.

Executive Officers of the Registrant

Name	Age	Position
Paul C. Reilly	51	Chairman of the Board and Chief Executive Officer
Gary D. Burnison	44	Chief Operating Officer, Chief Financial Officer and Executive Vice President
Gary C. Hourihan.	56	Executive Vice President of Organizational Development and President, Global Leadership Development
Robert H. McNabb	58	Chief Executive Officer for Korn/Ferry International Futurestep, Inc. and Executive Vice President, Korn/Ferry International

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past six years for each of our executive officers as of April 30, 2005.

Paul C. Reilly has been Chairman of the Board and Chief Executive Officer since June 2001. Prior to joining Korn/Ferry International, Mr. Reilly was at KPMG International, where he was Chief Executive Officer. Mr. Reilly joined KPMG LLP in 1987.

Gary D. Burnison has been Executive Vice President and Chief Financial Officer since March 2002 and was appointed Chief Operating Officer in November 2003. Prior to joining Korn/Ferry International, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, Mr. Burnison served as an Executive Officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Previously, Mr. Burnison was a partner at KPMG LLP.

Gary C. Hourihan has been Executive Vice President since January 1999 and was appointed President of Leadership Development Solutions for Korn/Ferry International, responsible for overseeing global operations and strategy for our Leadership Development Solutions business in November 2002. Prior to joining Korn/Ferry International, he was the co-founder, Chairman, and Chief Executive Officer of SCA Consulting, L.L.C., one of the leading executive compensation consulting firms in the United States, where he was employed from November 1984 until joining Korn/Ferry International.

Robert H. McNabb is an Executive Vice President of Korn/Ferry International and was appointed Chief Executive Officer for Korn/Ferry International Futurestep, Inc. in July 2002. Prior to becoming the Chief Executive Officer for Futurestep, he was President of the Futurestep Americas and Asia/Pacific regions since December 2001. Prior to joining Futurestep, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2005
First Quarter	$19.96	$12.70
Second Quarter	$20.00	$15.56
Third Quarter	$21.86	$17.10
Fourth Quarter	$20.40	$13.92
Fiscal Year Ended April 30, 2004
First Quarter	$10.70	$6.74
Second Quarter	$10.69	$8.21
Third Quarter	$13.95	$8.75
Fourth Quarter	$16.58	$11.97

On July 5, 2005 the last reported sales price on the New York Stock Exchange for the common stock was $18.14 per share and there were approximately 5,531 beneficial holders of the common stock.

Dividends

We have not paid any cash dividends on our common stock since April 30, 1996 and do not intend to pay any cash dividends on our common stock in the foreseeable future, but instead intend to retain future earnings to finance our operations and grow the business. Future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Our credit facility and convertible securities also contain provisions that limit our ability to pay dividends.

Recent Sales of Unregistered Securities

We issued securities convertible into an aggregate of 0.2 million shares of common stock on June 13, 2004 to purchasers affiliated with Friedman, Fleischer & Lowe. The securities consisted of (i) $1.5 million in 7.5% Subordinated Convertible Notes Due 2010 (the “Notes”) and (ii) 39,000 in shares of 7.5% Convertible Series A Preferred Stock (the “Preferred Stock”). The Notes and Preferred Stock have priority over common stockholders. The Notes and Preferred Stock are convertible into shares of our common stock at $10.19 per share. These issuances were made pursuant to the terms of the Notes and the Certificate of Designations of the Preferred Stock. The Notes provided for the payment of interest due on the Notes in the form of additional notes with identical terms as the Notes and the Preferred Stock provided for the payment of dividends on the Preferred Stock in the form of additional shares of Preferred Stock. Interest and dividends are payable semi-annually in either additional securities or cash at our option. We determined that the aforementioned issuances together with the original issuances of the Notes and Preferred Stock to the holders were exempt pursuant to Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). In arriving at this determination, we relied on, among other things, representations by the holders of the Notes that they were “accredited investors” as defined in Rule 501 under the Securities Act and that the offering was not a general solicitation.

Issuer Purchases of Equity Securities

	Total Shares Purchased	Average Price Per Share	Shares Purchased as Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
February 1, 2005-February 28, 2005	16,000	$18.08	—	N/A
March 1, 2005-March 31, 2005	44,000	$19.43	—	N/A
April 1, 2005-April 30, 2005	—	—	—	N/A

Item 6.    Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Related Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K report. The selected statement of operations data set forth below for the fiscal years ended April 30, 2005, 2004 and 2003 and the selected balance sheet data as of April 30, 2005 and 2004 are derived from our consolidated financial statements, audited by Ernst & Young LLP. The selected balance sheet data as of April 30, 2003, 2002 and 2001 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2002 and 2001 are derived from consolidated financial statements and notes thereto, audited by Ernst & Young LLP and Arthur Andersen LLP, respectively, which are not included in this Form 10-K report. However, data for the year ended April 30, 2001 have been restated to reflect the operating results of our Mexico subsidiaries under the equity method. Ernst & Young LLP has applied certain procedures to the restatement adjustments for fiscal 2001 as described in their report on the 2002 consolidated financial statements, which are not included in this Form 10-K report.

	Fiscal Year Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share and other operating data)
Selected Statement of Operations Data:
Fee revenue	$452,194	$328,331	$315,112	$377,425	$614,067
Reimbursed out-of-pocket engagement expenses	24,183	22,372	23,354	29,310	37,523

Total revenue	476,377	350,703	338,466	406,735	651,590

Compensation and benefits	292,913	221,177	223,192	273,994	383,277
General and administrative expenses	83,544	71,623	73,107	101,934	149,656
Out-of-pocket engagement expenses	25,702	23,557	23,029	25,759	36,710
Depreciation and amortization	8,437	10,030	16,161	17,482	26,874
Asset impairment and restructuring charges (1)	—	8,526	16,281	93,203	—

Total operating expenses	410,596	334,913	351,770	512,372	596,517

Operating income (loss)	65,781	15,790	(13,304)	(105,637)	55,073
Interest and other income, net	3,360	1,779	1,189	2,438	4,122
Interest expense	10,463	9,903	10,522	8,521	7,400
Provision for (benefit from) income taxes	20,251	3,218	2,040	(12,328)	22,443
Equity in earnings of unconsolidated subsidiaries	193	955	1,775	1,141	1,661

Net income (loss)	$38,620	$5,403	$(22,902)	$(98,251)	$31,013

Basic earnings (loss) per share	$1.00	$0.14	$(0.63)	$(2.62)	$0.83
Diluted earnings (loss) per share	$0.90	$0.13	$(0.63)	$(2.62)	$0.81
Basic weighted average common shares outstanding	38,516	37,466	37,576	37,547	37,266
Diluted weighted average common shares outstanding	46,229	40,311	37,576	37,547	38,478

Other Data:
Fee revenue by business segment:
Executive recruitment:
North America	$225,850	$170,678	$162,309	$195,522	$332,541
Europe	110,455	78,236	78,990	92,098	131,980
Asia/Pacific	51,196	36,818	33,523	37,546	52,146
South America	10,828	8,371	7,616	10,794	16,382

Total executive recruitment	398,329	294,103	282,438	335,960	533,049
Futurestep	53,865	34,228	32,674	40,079	76,335
JobDirect	—	—	—	1,386	4,683

Total fee revenue	$452,194	$328,331	$315,112	$377,425	$614,067

Number of offices (at period end)	70	69	75	85	103
Number of consultants (at period end)	474	443	487	524	663
Number of new engagements opened	8,062	6,606	6,792	7,682	11,291

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$199,133	$108,102	$82,685	$66,128	$85,661
Marketable securities	7,815	—	—	—	16,397
Working capital	146,071	88,436	72,885	25,610	51,211
Total assets	534,168	398,012	369,493	377,574	496,102
Total long-term debt	44,949	44,400	41,364	1,634	11,842
Mandatorily redeemable preferred stock	10,795	10,512	9,606	—	—
Total stockholders’ equity	252,902	181,252	166,935	179,297	270,166

(1)	In response to deteriorating economic conditions encountered in the beginning of fiscal 2002, we developed a restructuring initiative designed to reduce the workforce by nearly 30%. Such initiatives included consolidating back office functions, exiting the college recruitment market, discontinuing the operations of JobDirect and writing down other related assets and goodwill. As a result, we recognized asset impairment and restructuring charges of $93.2 million in fiscal 2002 comprised of (a) goodwill impairment of $28.9 million for JobDirect and $14.0 million for North America executive recruitment, (b) other asset impairments of $15.1 million, (c) severance restructuring charges of $19.1 million, and (d) facilities restructuring charges of $16.1 million. In addition, we recognized $16.3 million of restructuring charges in fiscal 2003 comprised of (a) other asset impairments of $0.8 million, (b) severance restructuring charges of $5.3 million, (c) facilities restructuring charges of $11.8 million and (d) a $1.6 million gain recognized as a result of a litigation settlement. Lastly, we recognized $8.5 million of restructuring charges in fiscal 2004 comprised of (a) severance restructuring charges of $6.7 million and (b) facilities restructuring charges of $1.8 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those set forth above under the caption, “Risk Factors”, including dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this annual report on Form 10-K.

Executive Summary

We are the leading provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), outsourced recruitment, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2005 were for board level, chief executive and other senior executive and general management positions. Our 4,160 clients in fiscal 2005 included approximately 47% of the Fortune 500 companies. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2005 were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to achieve our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2006 will center upon increasing market share and further increasing the cross-selling and utilization of our multi-product strategy. We will continue to explore new products and services, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 38% in fiscal year 2005 to $452.2 million with increases in all regions. The North American region experienced the largest dollar increase in fee revenue in both executive recruitment and Futurestep. In fiscal 2005, we earned an operating profit of $65.8 million with operating income from executive recruitment of $84.1 million and $6.5 million from Futurestep, partially offset by corporate expenses of $24.8 million.

Our total long-term debt at April 30, 2005 was $44.9 million. Our working capital increased $57.6 million to $146.1 million at April 30, 2005. Cash provided by operating activities increased $57.8 million to $87.8 million in fiscal year 2005 as a result of improved operating results and increase in current liabilities.

During fiscal year 2005, we issued $1.5 million of 7.5% Convertible Subordinated Notes in lieu of cash interest payments and $0.4 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends.

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

Revenue Recognition.    Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide recruitment services on a retained basis and generally bill clients in three monthly installments. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled.

Deferred Compensation.    Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions would significantly impact the liability and related cost on our balance sheet and statement of operations. Management engages an independent actuary to review these assumptions periodically in order to ensure that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our deferred compensation liability and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are goodwill and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Fiscal Year Ended April 30,
	2005	2004	2003
Fee revenue	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	5	7	7

Revenue	105	107	107
Compensation and benefits	65	67	71
General and administrative expenses	18	22	23
Out-of-pocket engagement expenses	6	7	7
Depreciation and amortization	2	3	5
Restructuring charges	—	3	5
Operating income (loss)	15	5	(4)
Net income (loss)	9%	2%	(7)%

Excluding restructuring charges in fiscal 2004 and 2003, operating income as a percentage of fee revenue was 8% and 1%, respectively. On this same basis, net income (loss), as a percentage of fee revenue, was 5% and (2%) for the fiscal years ended April 30, 2004 and 2003, respectively.

The following tables summarize the results of our operations by business segment (dollars in thousands):

	Fiscal Year Ended April 30,
	2005		2004		2003
	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$225,850	50%	$170,678	52%	$162,309	52%
Europe	110,455	24	78,236	24	78,990	25
Asia/Pacific	51,196	11	36,818	11	33,523	11
South America	10,828	3	8,371	3	7,616	2

Total executive recruitment	398,329	88	294,103	90	282,438	90
Futurestep	53,865	12	34,228	10	32,674	10

Total fee revenue	452,194	100%	328,331	100%	315,112	100%
Reimbursed out-of-pocket engagement expenses	24,183		22,372		23,354

Total revenue	$476,377		$350,703		$338,466

	Fiscal Year Ended April 30,
	2005		2004		2003
	Dollars	Margin	Dollars	Margin	Dollars	Margin
Operating income (loss)
Executive recruitment:
North America	$53,635	24%	$35,983	21%	$17,622	11%
Europe	19,531	18	(1,912)	(2)	224	0
Asia/Pacific	9,594	19	3,998	11	2,039	6
South America	1,320	12	177	2	(602)	(8)

Total executive recruitment	84,080	21	38,246	13	19,283	7
Futurestep	6,483	12	(1,574)	(5)	(10,768)	(33)
Corporate	(24,782)		(20,882)		(21,819)

Total operating income (loss)	$65,781	15%	$15,790	5%	$(13,304)	(4)%

Fiscal 2005 Compared to Fiscal 2004

Fee Revenue

Fee revenue increased $123.9 million, or 38%, to $452.2 million in fiscal 2005 compared to $328.3 million in fiscal 2004. The improvement in fee revenue is attributable to an increase in both the number of new engagements opened in addition to increases in average fees. Exchange rates favorably impacted fee revenues by $12.1 million in the current period.

Executive Recruitment—Executive recruitment fee revenue increased $104.2 million, or 35%, due to an increase in both the number of new engagements opened and average fees. North America fee revenue increased $55.2 million, or 32%, to $225.9 million due to a 21% increase in the number of new engagements opened as well as increased average fees. Europe reported fee revenue of $110.5 million, an increase of $32.2 million, or 41%, compared to last year driven by an increase of 8% in the number of new engagements opened as well as increased average fees. Exchange rates favorably impacted Europe fee revenue by $8.3 million in the current year. Asia Pacific fee revenue increased $14.4 million, or 39%, to $51.2 million, compared to last year due to an increase of 16% in the number of new engagements opened and increased average fees. Exchange rates favorably impacted Asia Pacific fee revenue by $1.5 million in the current year. South America reported fee revenue of $10.8 million, an increase of $2.5 million, or 29%, of which $0.2 million related to the favorable impact of exchange rates. South America also reflected an increase of 27% in the number of new engagements opened in the current year.

Futurestep—Fee revenue increased $19.6 million, or 57%, to $53.9 million in fiscal 2005 compared to $34.2 million in fiscal 2004. The improvement in fee revenue is due to an increase in the number of new engagements opened combined with our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $9.8 million, or 82%, to $21.8 million reflecting the success of our large engagement strategy. Europe fee revenue increased $5.4 million, or 33%, to $21.5 million. Exchange rates favorably impacted Futurestep Europe fee revenue by $1.5 million. Asia Pacific fee revenue increased $4.5 million, or 73% to $10.6 million. Exchange rates favorably impacted Futurestep Asia Pacific fee revenue by $0.6 million.

Compensation and Benefits

Compensation and benefits expense increased $71.7 million, or 32%, to $292.9 million in fiscal 2005 from $221.2 million in fiscal 2004. Exchange rates impacted compensation and benefits expense unfavorably by $7.3 million in the current year.

Executive recruitment compensation and benefits costs of $244.5 million increased $57.9 million, or 31%, compared to $186.6 in the prior year due to increased profitability based rewards and new consultants joining the firm. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $6.0 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, declined to 61% from 63% in the prior year, as a result of increased productivity by our consultants.

Futurestep compensation and benefits expense increased $10.4 million, or 44%, to $34.1 million from $23.7 million in the prior year primarily due to additional consultants hired and increased variable compensation. Exchange rates impacted Futurestep compensation and benefits expense unfavorably by $1.3 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, declined to 63% from 69% in the prior year.

Corporate compensation and benefits expense increased $3.3 million, or 31%, to $14.3 million, reflecting increased profitability based rewards and executive benefits.

General and Administrative Expenses

General and administrative expenses increased $11.9 million, or 17%, to $83.5 million in fiscal 2005 compared to $71.6 million in 2004. Exchange rates unfavorably impacted general and administrative expenses by $2.1 million in the current year.

Executive recruitment general and administrative expenses of $63.4 million increased $8.3 million, or 15%, due to increased professional fees, provision for doubtful accounts and business development costs as a result of increased business activity. Exchange rates impacted general and administrative expense unfavorably by $1.7 million. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 16% from 19% in the prior year.

Futurestep general and administrative expenses increased $2.8 million, or 38%, to $10.1 million due to increased professional fees and premises and office expenses. Futurestep general and administrative expenses, as a percentage of fee revenue, declined to 19% from 21% in the prior year.

Corporate general and administrative expenses increased $0.8 million, or 8%, to $10.0 million primarily due to increased professional fees including compliance costs associated with Section 404 of the Sarbanes-Oxley Act.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $25.7 million increased $2.1 million, or 9%, over the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses declined to 6% from 7% in the prior year.

Depreciation and Amortization Expenses.    Depreciation and amortization expense of $8.4 million in fiscal 2005 decreased $1.6 million, or 16%, from prior year as fixed assets became fully depreciated in fiscal 2004.

Operating Income (Loss)

Operating income increased $50.0 million to $65.8 million in the current year compared to $15.8 million in the prior year. Fiscal 2004 operating income included $8.5 million of restructuring charges.

Executive recruitment operating income increased $45.9 million to $84.1 million in fiscal 2005 compared to $38.2 million in fiscal 2004. Operating income includes a favorable restructuring adjustment of $1.3 million in fiscal 2005 and a restructuring charge of $5.4 million in fiscal 2004. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation and bonus expense, increased professional fees and bad debt expense. Executive recruitment operating income, as a percentage of fee revenue, improved significantly to 21% from 15% last year, excluding restructuring charges.

Futurestep operating income improved $8.1 million to $6.5 million in fiscal 2005 from an operating loss of $1.6 million in fiscal 2004. Operating income (loss) includes $1.3 million and $3.0 million of restructuring charges in fiscal 2005 and 2004, respectively. The improvement in Futurestep operating income is due to increased revenues offset by increased compensation and bonus expense, professional fees and premises and office expense. Futurestep operating income, as a percentage of fee revenue, improved significantly to 12% from 4% last year, excluding restructuring charges.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $1.8 and $1.2 million in fiscal 2005 and 2004, respectively. In addition, during fiscal 2005, the Company recognized $1.3 million in realized gains as a result of the sale of equity securities.

Interest Expense.    Interest expense, primarily related to convertible securities and borrowings under Company Owned Life Insurance Policies (“COLI”) policies, was $10.5 million, a slight increase of $0.6 million from prior year.

Provision for Income Taxes.    The provision for income taxes was $20.3 million in fiscal 2005 compared to $3.2 million in fiscal 2004. The provision for income taxes in the current year reflects a 34.5% effective tax rate.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $0.2 million compared to $1.0 million last year. Fiscal 2005 equity in earnings included an adjustment of $0.9 million related to stock options issued to our Mexican subsidiaries’ employees.

Fiscal 2004 Compared to Fiscal 2003

Fee Revenue

Fee revenue increased $13.2 million, or 4%, to $328.3 million for fiscal 2004 from $315.1 million for fiscal 2003. This increase reflects an increase in fee revenue across all regions, with the exception of Europe, as well as the impact of favorable exchange rates.

Executive recruitment—All geographic regions reported an increase in the number of new engagements opened in fiscal 2004 compared to fiscal 2003. North America experienced the largest dollar increase in fee revenue of $8.4 million, or 5%, compared to fiscal 2003 due to an increase of 14% in the number of new engagements opened. Europe reported fee revenue of $78.2 million, a decline of $0.8 million. Exchange rates impacted Europe fee revenue favorably by $9.4 million compared to fiscal 2003. The decrease in fee revenue is a result of decreased average fees in the period. Although Europe experienced a decline in fee revenue, the number of new engagements opened in fiscal 2004 increased 21%. Asia Pacific fee revenue was $36.8 million, an increase of $3.3 million, or 10%, compared to the fiscal 2003 primarily due to the favorable impact of exchange rates of $2.7 million in fiscal 2004. Asia Pacific reflected an increase of 17% in the number of new engagements opened in the fiscal 2004. South America reported fee revenue of $8.4 million, an increase of $0.8 million, or 10%, of which $0.3 million related to the favorable impact of exchange rates. South America also reflected an increase of 3% in the number of new engagements opened in fiscal 2004.

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

Compensation and Benefits

Compensation and benefits expense decreased $2.0 million to $221.2 million in fiscal 2004 from $223.2 million in fiscal 2003. The weakening U.S. dollar impacted compensation and benefits expense unfavorably by $10.0 million in fiscal 2004.

Executive recruitment compensation and benefits costs remained fairly constant in fiscal 2004 compared to fiscal 2003. Exchange rates unfavorably impacted executive recruitment compensation and benefits expense unfavorably by $8.0 million in fiscal 2004 compared to fiscal 2003. At constant exchange rates, executive recruitment compensation and benefits costs decreased in fiscal 2004 reflecting the 7% reduction in our workforce. This decrease was offset by an increase in bonus expense as a result of the increase in revenue and, to a lesser extent, additional salaries of new consultants. Executive recruitment compensation and benefits expense as a percentage of fee revenue decreased to 63% from 66% in fiscal 2003.

Futurestep compensation and benefits expense declined $1.3 million, or 5%, to $23.7 million in fiscal 2004 from $25.0 million in fiscal 2003. Exchange rates unfavorably impacted Futurestep compensation and benefits expense unfavorably by $2.0 million in fiscal 2004 compared to fiscal 2003. The decrease in Futurestep compensation and benefits expense reflects a 12% reduction in our Futurestep workforce. As a percentage of fee revenue, Futurestep compensation and benefits expense declined to 69% from 77% in fiscal 2003.

Corporate compensation and benefits expense declined $0.9 million, or 7%, in fiscal 2004 compared to fiscal 2003. This decrease reflects the 16% reduction in our Corporate workforce offset by an increase in Corporate bonus expense.

General and Administrative Expenses

General and administrative expenses decreased $1.5 million, or 2%, to $71.6 million in fiscal 2004 from $73.1 million in fiscal 2003. At constant exchange rates, general and administrative expense decreased $4.6 million.

In executive recruitment, general and administrative expenses increased $1.1 million, or 2%, primarily due to exchange gains recognized in fiscal 2003, not repeated in fiscal 2004. These amounts were offset by a decrease in bad debt expense. Exchange rates impacted executive recruitment general and administrative expense unfavorably by $2.4 million in fiscal 2004 compared to fiscal 2003. As a percentage of fee revenue, executive recruitment general and administrative expenses remained constant at 19% in fiscal 2004 and fiscal 2003.

Futurestep general and administrative expenses decreased $2.2 million, or 23%, mainly due to reduced facility costs and professional and advertising expenses as a result of our ongoing cost reduction efforts. Exchange rates impacted Futurestep general and administrative expense unfavorably by $0.6 million in fiscal 2004 compared to fiscal 2003. As a percentage of fee revenue, Futurestep general and administrative expenses decreased to 21% from 29% in fiscal 2003.

Corporate general and administrative expenses remained fairly constant in fiscal 2004 compared to fiscal 2003.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. As a percentage of fee revenue, out-of-pocket engagement expenses remained constant at 7% in fiscal 2004 and 2003.

Depreciation and Amortization Expense.    Depreciation and amortization expense decreased $6.1 million, or 38%, compared to fiscal 2003 as a result of a significant amount of our property and equipment becoming fully depreciated in the latter half of fiscal 2003.

Operating Income (Loss)

In fiscal 2004, we achieved an operating income of $15.8 million compared to an operating loss of $13.3 million in fiscal 2003. Excluding restructuring charges of $8.5 million and $16.3 million in fiscal 2004 and 2003, respectively, operating income increased $21.3 million to $24.3 million in fiscal 2004 from $3.0 million in fiscal 2003.

Executive recruitment operating income increased $18.9 million to $38.2 million in fiscal 2004 from $19.3 million in fiscal 2003. Excluding restructuring charges of $5.4 million and $11.4 million in fiscal 2004 and 2003, respectively, executive recruitment operating income increased $12.9 million to $43.6 million in fiscal 2004 from $30.7 million in fiscal 2003. This increase was primarily due to the increase in revenue and a decrease in depreciation expense in fiscal 2004. As a percentage of fee revenue, executive recruitment operating margin increased to 15% from 11% in fiscal 2003, excluding restructuring charges. Operating margins in North America, Asia Pacific and South America increased while Europe operating margin decreased.

Futurestep operating losses improved $9.2 million to $1.6 million in fiscal 2004 from $10.8 million in fiscal 2003. Excluding restructuring charges of $3.0 million and $5.4 million in fiscal 2004 and 2003, respectively, Futurestep achieved an operating profit of $1.4 million in fiscal 2004 compared to an operating loss of $5.4 million in fiscal 2003. The improvement reflects the increase in revenue coupled with decreased costs across all areas. Operating margin, excluding restructuring charges, improved to 4% in fiscal 2004 compared to (17%) in fiscal 2003.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $1.2 million and $1.5 million in fiscal 2004 and 2003, respectively. The increase in other income of $0.8 million in fiscal 2004 is due to dividend distributions received on investments.

Interest Expense.    Interest expense, primarily related to convertible securities and borrowings under COLI policies, decreased $0.6 million to $9.9 million in fiscal 2004 compared to $10.5 million in fiscal 2003. The $9.9 million of interest expense in fiscal 2004 includes the accretion on redeemable convertible preferred stock of $1.0 million, not included in interest expense in fiscal 2003. The decrease of $1.6 million of interest expense in fiscal 2004 is due to reduced loan amounts under our COLI policies as well as the final payment of acquisition notes in the beginning of fiscal 2004.

Provision for Income Taxes.    The provision for income taxes was $3.2 million in fiscal 2004 compared to $2.0 million in fiscal 2003. Although we reported a pretax loss in fiscal 2003, certain foreign subsidiaries reported pretax income resulting in foreign income tax expense. The effective tax rate was 42% for fiscal 2004.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% stockholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries as a one-line adjustment to net income (loss). Equity in earnings was $1.0 million in fiscal 2004 and $1.8 million in fiscal 2003.

Liquidity and Capital Resources

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs or obtain financing to meet our cash needs.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2005 (in thousands):

	Payments due for the years ended April 30,
	Total	2006	2007 and 2008	2009 and 2010	Thereafter
Operating lease commitments(1)	$79,418	$17,438	$27,506	$19,128	$15,346
Accrued restructuring charges(2)	10,388	2,193	3,076	2,912	2,207
Long-term debt(3)	44,949	—	—	—	44,949
Convertible mandatorily redeemable preferred stock(3)	10,795	—	—	—	10,795
Interest payments (4)	27,660	5,503	10,924	10,623	610

Total	$173,210	$25,134	$41,506	$32,663	$73,907

(1)	See Note 13, Commitments and Contingencies, in the notes to consolidated financial statements for additional information.
(2)	See Note 5, Restructuring Liabilities, in the notes to consolidated financial statements for additional information. Note that the above amounts represent rent payments, net of sublease income, on a gross basis.
(3)	See Note 10, Convertible Mandatorily Redeemable Securities, in the notes to consolidated financial statements for additional information.
(4)	See Note 10, Primarily related to the borrowings on our convertible securities.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheet. The obligations related to these employee benefit plans are described in Note 7, Deferred Compensation and Retirement Plans, Pension Plan, Company Owned Life Insurance Policies and Executive Capital Accumulation Plan. As the timing of cash disbursements related to these employee benefit plans are uncertain, we have not included these obligations in the table above.

We also make interest payments on our COLI loans. These loans are described in Note 11, Long-Term Debt. As the timing of these loan repayments are uncertain, we have not included these obligations in the table above.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment.

Liquidity

The following table presents selected financial information (in thousands):

	As of April 30,
	2005	2004	2003
Cash and cash equivalents	$199,133	$108,102	$82,685
Marketable securities	7,815	—	—
Working capital	146,071	88,436	72,885
Long-term debt	44,949	44,400	41,364
Convertible mandatorily redeemable preferred stock	10,795	10,512	9,606

The increase in our working capital of $57.6 million in fiscal 2005 compared to fiscal 2004 is due to the increase in current assets of $118.7 million related to the increase in cash of $91.0 million, marketable securities of $7.8 million, accounts receivable of $16.6 million and prepaid expenses of $3.6 million. The increase in current liabilities of $61.0 million related to an increase in accrued compensation and benefits payable of $46.1 million, income taxes payable of $12.4 million and other accrued liabilities of $4.0 million.

The increase in our working capital of $15.6 million in fiscal 2004 compared to fiscal 2003 is primarily due to an increase in current assets of $24.0 million as a result of an increase in cash of $25.4 million and accounts receivable of $5.6 million, offset by a decrease in other receivables of $6.9 million primarily related to income tax receivables. The increase in current liabilities of $8.4 million primarily relates to an increase in accrued compensation and benefits payable of $8.8 million and other accrued liabilities of $1.8 million, offset by a decrease in notes payable of $5.1 million.

Cash provided by operating activities was $87.8 million in the current year and $29.9 million in fiscal 2004 as a result of improved operating results coupled with the increase of compensation and benefits payable. In fiscal 2003, cash provided by operating activities was $22.3 million, as a result of improved operating results, timing of invoice payments and improved collection on receivables.

Cash used in investing activities was $15.9 million for fiscal 2005, comprised primarily of $7.8 million in the purchase of marketable securities, $7.5 million of capital expenditures and $1.9 million in premiums paid on our COLI policies. Cash provided by investing activities of $6.4 million for fiscal 2004 was comprised of $12.8 million in proceeds received as a result of surrendering COLI policies offset by $4.9 million in premiums paid on our COLI policies and $1.9 million of capital expenditures. Cash used in investing activities of $9.4 million for fiscal 2003 was comprised primarily of $7.2 million used for premiums paid on our COLI policies and $3.5 million in capital expenditures.

Capital expenditures totaled $7.5 million, $1.9 million, and $3.5 million for fiscal 2005, 2004 and 2003, respectively. These expenditures primarily consisted of systems hardware and software costs, upgrades to information systems and leasehold improvements. The increase in fiscal 2005 of $5.6 million compared to fiscal 2004 is primarily due to leasehold improvements as a result of new leases entered into in the current year. The decrease of $1.6 million in fiscal 2004 over fiscal year 2003 reflected our reduced spending efforts.

Cash provided by financing activities was $17.1 million in fiscal 2005, comprised primarily of receipts of $18.2 million from stock option exercises and employee purchase plan issuances and $4.1 million in funds from borrowings under our COLI policies. In fiscal 2005, we made payments of $3.3 million on our COLI loans and $3.5 million in repurchases of our common stock. Cash used in financing activities was $11.5 million in fiscal 2004, comprised primarily of payments of $13.3 million on our COLI loans, $5.0 million on our stockholder acquisition notes and $2.0 million in repurchases of our common stock. In fiscal 2004, we received $3.8 million in funds from borrowings under our COLI policies and $3.6 million as a result of stock options exercised. Cash provided by financing activities was $6.8 million in fiscal 2003, consisting primarily of proceeds of $45.6 million from the issuance of convertible securities and payments on our outstanding borrowings of $39.0 million from our previous credit facility. In addition, in fiscal 2003, we made payments on stockholder acquisition notes of $9.4 million and received funds from borrowings under our COLI policies of $8.7 million.

Long Term Debt

Total outstanding borrowings under our COLI policies was $56.6 million, $57.6 million and $66.5 million as of April 30, 2005, 2004 and 2003, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal re-payments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $121.7 million, $116.4 million and $119.7 million as of April 30, 2005, 2004 and 2003, respectively. At April 30, 2005, the net cash value of these policies was $65.0 million of which $58.2 million was held in a trust.

In the current year, we issued an additional $1.5 million of 7.5% Convertible Subordinated Notes in lieu of cash interest payments and $0.4 million of 7.5% Convertible Series A Preferred Stock in lieu of cash dividends. As of April 30, 2005, we had $44.9 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility which we amended in February 2005 to a $50 million borrowing capacity with no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of April 30, 2005, we had no outstanding borrowings on our credit facility.

Quarterly Results

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2005 and 2004. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented (dollars in thousands, except per share amounts).

	Quarters Ended
	Fiscal 2005				Fiscal 2004
	April 30	Jan. 31	Oct. 31	July 31	April 30	Jan. 31	Oct. 31	July 31(1)
Fee revenue	$123,996	$116,885	$108,505	$102,807	$97,732	$81,362	$76,650	$72,587
Operating income (loss)	18,624	17,104	15,470	14,583	11,290	6,246	5,158	(6,904)
Net income (loss) (2)	11,715	9,824	8,709	8,371	8,734	3,885	2,221	(9,437)
Net income (loss) per share
Basic	0.30	0.25	0.23	0.22	0.23	0.10	0.06	(0.25)
Diluted	0.27	0.23	0.21	0.20	0.21	0.10	0.06	(0.25)

(1)	We incurred restructuring charges of $8,526 in the first quarter of 2004 comprised of (a) $6,704 of severance restructuring costs, (b) $1,421 of facilities restructuring costs and (c) $401 related to the write-down of related assets, primarily property and equipment.
(2)	Excluding restructuring charges, net loss would have been ($911) for the first quarter of fiscal 2004.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (Statement 123(R)), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. We expect to adopt Statement 123(R) on May 1, 2006 using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings (loss) per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations and fluctuations in interest. We manage our exposure to these risks in the normal course of our business as described below. We have not utilized financial instruments for trading, hedging or other speculative purposes nor do we trade in derivative financial instruments.

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of comprehensive income on our Statement of Stockholders’ Equity.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the year ended April 30, 2005, we recognized foreign currency losses, after income taxes, of $0.4 million primarily related to our Europe operations.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $1.6 million, $2.6 million and $3.7 million, respectively, based on outstanding balances at April 30, 2005.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2005, we had no outstanding balance on our credit facility. We have $56.6 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2005 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

In June 2002, we issued $40.0 million of 7.5% Convertible Debt and $10.0 million of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010. The Convertible Debt and Preferred Stock approximates its fair value at April 30, 2005.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal controls over financial reporting or that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses. See Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and Management’s Report on Internal Control Over Financial Reporting on pages F-2 and F-3, respectively.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director—Class 2005,” “Nominees for Director—Class 2006,” “Nominees for Directors—Class 2007” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2005 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this annual report on Form 10-K.

We have adopted a “Code of Business Conduct and Ethics,” which is applicable to our directors, chief executive officer and senior financial officers, including our principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.kornferry.com. We intend to post amendments to or waivers to this Code of Business Conduct and Ethics on our website when adopted. Upon written request, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Requests should be directed to Korn/Ferry International, 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Peter Dunn.

Item 11.    Executive Compensation

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-end Option Values” and “Employment Agreements” and elsewhere in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in our 2005 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

Page
1.	Index to Financial Statements:
	See Consolidated Financial Statements included as part of this Form 10-K	F-1

Exhibits:

Exhibit Number		Description of Exhibit
3.1		Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999, and incorporated herein by reference.

3.2		Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.

3.3		Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed July 29, 2002, and incorporated herein by reference.

4.1		Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000, and incorporated herein by reference.

4.2		Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.

4.3		Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.

4.4

Subordination Agreement, dated as of June 13, 2002, made by Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership in favor of Bank of America, N.A., filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.

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

10.6	*

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

Employment Agreement between the Company and Paul C. Reilly, dated May 24, 2001, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed July 30, 2001, and incorporated herein by reference.

10.12	*

Amendment to Employment Agreement between the Company and Paul C. Reilly, dated December 1, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001, and incorporated herein by reference.

10.13	*

Second Amendment to Employment Agreement between the Company and Paul C. Reilly, dated July 1, 2003 filed as an Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.

10.14	*	Letter from the Company to Paul C. Reilly, dated June 6, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001, and incorporated herein by reference.

10.15	*

Employment Agreement between the Company and Windle B. Priem, dated June 30, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 14, 2001, and incorporated herein by reference.

10.16	*

Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed July 31, 2000, and incorporated herein by reference.

10.17	*

Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001, and incorporated herein by reference.

10.18

Credit agreement, dated as of February 14, 2003, among Korn/Ferry International, the lenders thereto and Wells Fargo Bank, N.A. as administrative agent, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 17, 2003, and incorporated herein by reference.

10.19	*

Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004, and incorporated herein by reference.

10.20	*	Amendment to Performance Award Plan filed as an Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.

10.21

Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.

Exhibit Number		Description of Exhibit

10.22	*

Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as an Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.23	*

Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as an Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.24	*

Employment Agreement between the Company and Robert H. McNabb, dated December 7, 2001, filed as an Exhibit 10.31 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.25	*	Employee Stock Purchase Plan filed as an Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.

10.26	*

Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as an Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.27

Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.28	*

Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004, filed as an Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.29

First Amendment to Credit Agreement, dated August 18, 2003, among the Company, the lenders thereto and Well Fargo Bank, as administrative agent, filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003, and incorporated herein by reference.

10.30	*

Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as an Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.31

Amended and Restated Credit Agreement dated as of February 22, 2005 among the Company, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, filed February 23, 2005, and incorporated herein by reference.

10.32	*	Fourth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 7, 2005.

21.1		Subsidiaries of Korn/Ferry International.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (contained on signature page).

31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer, Chief Financial Officer and Executive Vice President

Date:	July 8, 2005

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

Signature	Title	Date

/s/ PAUL C. REILLY Paul C. Reilly	Chairman of the Board and Chief Executive Officer	July 8, 2005

/s/ GARY D. BURNISON Gary D. Burnison	Chief Operating Officer, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	July 8, 2005

/s/ JAMES E. BARLETT James E. Barlett	Director	July 8, 2005

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	July 8, 2005

/s/ SPENCER C. FLEISCHER Spencer C. Fleischer	Director	July 8, 2005

Signature	Title	Date

/s/ SAKIE FUKUSHIMA Sakie Fukushima	Director	July 8, 2005

/s/ PATTI S. HART Patti S. Hart	Director	July 8, 2005

/s/ DAVID L. LOWE David L. Lowe	Director	July 8, 2005

/s/ EDWARD D. MILLER Edward D. Miller	Director	July 8, 2005

/s/ IHNO SCHNEEVOIGT Ihno Schneevoigt	Director	July 8, 2005

/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	July 8, 2005

/s/ KEN WHIPPLE Ken Whipple	Director	July 8, 2005

/s/ HARRY L. YOU Harry L. You	Director	July 8, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Korn/Ferry International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting were effective as of April 30, 2005.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report, have issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this annual report on Form 10-K.

June 25, 2005

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

Stockholders and Board of Directors

Korn/Ferry International

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Korn/Ferry International and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005 and our report dated June 25, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 25, 2005

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2005 and 2004, and the related consolidated statements of operations, and stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 25, 2005

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30,
	2005	2004
ASSETS
Cash and cash equivalents	$199,133	$108,102
Marketable securities	7,815	—
Receivables due from clients, net of allowance for doubtful accounts of $7,307 and $6,159	68,942	52,306
Income tax and other receivables	6,004	5,954
Deferred income taxes	8,864	9,320
Prepaid expenses	13,710	10,128

Total current assets	304,468	185,810

Property and equipment, net	18,287	19,603
Cash surrender value of company owned life insurance policies, net of loans	65,047	58,868
Deferred income taxes	30,889	27,352
Goodwill	107,014	98,481
Deferred financing costs, investments and other	8,463	7,898

Total assets	$534,168	$398,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,196	$8,676
Income taxes payable	15,400	2,956
Compensation and benefits payable	107,009	60,957
Other accrued liabilities	28,792	24,785

Total current liabilities	158,397	97,374

Deferred compensation and other retirement plans	59,134	54,233
Long-term debt	44,949	44,400
Other	7,991	10,241
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	10,795	10,512

Total liabilities	281,266	216,760

Stockholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 41,097 and 39,363 shares issued and 39,888 and 38,170 shares outstanding	330,745	307,003
Retained earnings (deficit)	(82,584)	(121,204)
Unearned restricted stock compensation	(4,355)	(2,341)
Accumulated other comprehensive gain (loss)	9,679	(1,596)

Stockholders’ equity	253,485	181,862
Less: Notes receivable from stockholders	(583)	(610)

Total stockholders’ equity	252,902	181,252

Total liabilities and stockholders’ equity	$534,168	$398,012

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2005	2004	2003
Fee revenue.	$452,194	$328,331	$315,112
Reimbursed out-of-pocket engagement expenses	24,183	22,372	23,354

Revenue	476,377	350,703	338,466

Compensation and benefits.	292,913	221,177	223,192
General and administrative expenses.	83,544	71,623	73,107
Out-of-pocket engagement expenses	25,702	23,557	23,029
Depreciation and amortization	8,437	10,030	16,161
Restructuring charges	—	8,526	16,281

Total operating expenses	410,596	334,913	351,770

Operating income (loss)	65,781	15,790	(13,304)

Interest and other income, net	3,360	1,779	1,189
Interest expense	10,463	9,903	10,522

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	58,678	7,666	(22,637)

Provision for income taxes	20,251	3,218	2,040
Equity in earnings of unconsolidated subsidiaries	193	955	1,775

Net income (loss)	$38,620	$5,403	$(22,902)

Basic earnings (loss) per common share	$1.00	$0.14	$(0.63)

Basic weighted average common shares outstanding	38,516	37,466	37,576

Diluted earnings (loss) per common share	$0.90	$0.13	$(0.63)

Diluted weighted average common shares outstanding	46,229	40,311	37,576

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares	Common Stock	Retained Earnings (Deficit)	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income (Loss)
Balance as of April 30, 2002	37,869	$301,488	$(102,853)	$(2,988)	$(14,101)	$181,546
Purchase of stock	(314)	(1,115)				(1,115)
Issuance of stock	10	151				151
Issuance of restricted stock	45	335		(335)
Forfeiture of restricted stock	(20)	(321)		321
Amortization of unearned restricted stock compensation				1,442		1,442
Variable stock-based compensation		23				23
Issuance of warrants		1,460				1,460
Accretion of mandatory redemption value of preferred stock			(852)			(852)
Comprehensive loss:
Net loss			(22,902)			(22,902)	$(22,902)
Foreign currency translation adjustments					8,057	8,057	8,057

Comprehensive loss							$(14,845)

Balance as of April 30, 2003	37,590	$302,021	$(126,607)	$(1,560)	$(6,044)	$167,810
Purchase of stock	(171)	(1,885)				(1,885)
Issuance of stock	452	3,782				3,782
Issuance of restricted stock	302	2,672		(2,672)
Forfeiture of restricted stock	(3)	(45)		45
Amortization of unearned restricted stock compensation				1,846		1,846
Tax benefit from exercise of stock options		458				458
Comprehensive income:
Net income			5,403			5,403	$5,403
Foreign currency translation adjustments					4,448	4,448	4,448

Comprehensive income							$9,851

Balance as of April 30, 2004	38,170	$307,003	$(121,204)	$(2,341)	$(1,596)	$181,862
Purchase of stock	(187)	(3,486)				(3,486)
Issuance of stock	1,695	18,266				18,266
Issuance of restricted stock	210	4,049		(4,049)		—
Amortization of unearned restricted stock compensation				2,035		2,035
Variable stock-based compensation		1,076				1,076
Tax benefit from exercise of stock options		3,837				3,837
Comprehensive income:
Net income			38,620			38,620	$38,620
Reclassification adjustment for gains included in net income					(1,088)	(1,088)	(1,088)
Unrealized gain on marketable securities, net of taxes					1,122	1,122	1,122
Foreign currency translation adjustments					11,241	11,241	11,241

Comprehensive income							$49,895

Balance as of April 30, 2005	39,888	$330,745	$(82,584)	$(4,355)	$9,679	$253,485

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2005	2004	2003
Cash from operating activities:
Net income (loss)	$38,620	$5,403	$(22,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,436	10,030	16,405
Interest paid in kind and amortization of discount on convertible securities	1,415	4,527	3,051
Loss (gain) on disposition of property and equipment	(7)	396	(15)
Provision for doubtful accounts	5,481	3,034	5,846
Gains on cash surrender value of life insurance policies	(5,682)	(4,453)	(1,943)
Realized (gains) loss on marketable and equity securities	(1,303)	—	587
Deferred income tax benefit	(3,081)	(3,613)	(1,261)
Tax benefit from exercise of stock options	3,837	458	—
Asset impairment charges	—	464	1,113
Restructuring charges	—	—	1,554
Non cash compensation arrangements	4,235	1,870	1,294
Change in other assets and liabilities:
Deferred compensation	4,550	4,439	5,138
Receivables	(22,437)	(2,406)	19,075
Prepaid expenses	(3,582)	275	(72)
Investment in unconsolidated subsidiaries	(1,676)	(1,080)	(1,981)
Income taxes payable	12,444	2,956	—
Accounts payable and accrued liabilities	49,053	10,555	(10,162)
Other	(2,520)	(2,918)	6,580

Net cash provided by operating activities	87,783	29,937	22,307

Cash from investing activities:
Purchase of property and equipment	(7,525)	(1,927)	(3,455)
Purchase of marketable securities	(7,815)	—	—
Business acquisitions	(419)	—	—
Premiums on life insurance policies	(1,894)	(4,879)	(7,208)
Proceeds from surrender of life insurance policies	—	12,762	—
Proceeds from life insurance policy benefits	737	1,061	1,285
Proceeds from sale of equity securities	992	—	—
Purchase of Futurestep minority shares	—	(570)	—

Net cash (used in) provided by investing activities	(15,924)	6,447	(9,378)

Cash from financing activities:
Proceeds from issuance of convertible debt, preferred stock and warrants, net	—	—	45,628
Payments on previous credit facility	—	—	(39,000)
Payment of acquisition notes	—	(5,018)	(9,374)
Payments on life insurance policy loans	(3,264)	(13,341)	—
Borrowings under life insurance policies	4,114	3,834	8,729
Purchase of common stock	(3,486)	(1,966)	(1,269)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with employee stock purchase plan	18,227	3,608	—
Proceeds from dividends on Mexico investment	1,476	1,132	1,356
Receipts on stockholders’ notes	27	265	707

Net cash provided by (used in) financing activities	17,094	(11,486)	6,777

Effect of exchange rate changes on cash flows	2,078	519	(3,149)

Net increase in cash and cash equivalents	91,031	25,417	16,557
Cash and cash equivalents at beginning of the year	108,102	82,685	66,128

Cash and cash equivalents at end of the year	$199,133	$108,102	$82,685

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2005

(dollars in thousands, except per share amounts)

1.    Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International (“KFY” or the “Company”), a Delaware corporation, and its subsidiaries are engaged in the business of providing executive search, outsourced recruiting and leadership development solutions on a retained basis.

Basis of Consolidation and Accounting for Investments

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Investments in companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value or at cost if the investment is publicly traded or if the investment is not publicly traded. Dividends and other distributions of earnings from both market-value and cost-method investments are included in other income when declared. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income (loss) until the investment is sold or an unrealized loss is no longer considered temporary, at which time the realized or recognized gain or loss is included in operations.

Basis of Presentation

The accounting and reporting policies of the Company conform with Accounting Principles Generally Accepted in the United States (“U.S. GAAP”) and prevailing practice within the industry.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition (discussed below), deferred compensation (see Note 7) and evaluation of the carrying value of goodwill and deferred income taxes (discussed below and Note 8).

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, middle-management recruitment and related services performed on a retained basis. Fee revenue from recruitment activities is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. Fee revenue is recognized as earned. The Company generally bills clients in three monthly installments commencing the month of client acceptance. Fees earned in excess of the initial contract amount are billed upon completion of the engagement.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expense based on historical experience. After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible. Total write-offs of accounts receivable was $4,333, $4,074 and $6,414 for fiscal 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible and mature within three months from the date of purchase.

Net cash provided by operating activities includes cash payments for interest of $6,757, $4,818 and $7,056 in fiscal 2005, 2004 and 2003, respectively. Cash payments (refunds) for income taxes, amounted to $6,731, ($4,055), and ($17,263) in fiscal 2005, 2004 and 2003, respectively.

Available for Sale Securities

The Company considers its marketable securities as available-for-sale defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of April 30, 2005. The changes in fair values are recorded as unrealizable gains (losses) as a separate component of stockholders’ equity. The fair values of available-for-sale investments by type as of April 30, 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Fixed income mutual fund	$1,254	$—	$(1)	$1,253
Equity securities	6,492	81	(11)	6,562

Total	$7,746	$81	$(12)	$7,815

The primary objectives for these investments are liquidity and safety of the principal. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s annual goodwill impairment test was performed as of January 31, 2005. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2005.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Changes in the carrying amount of goodwill, by segment, for the year ended April 30, 2005 were as follows:

	North America	Europe	Asia Pacific	Total Executive Recruiting	Futurestep	Total
Balance as of April 30, 2004	$45,923	$26,205	$972	$73,100	$25,381	$98,481
Additions	—	419	—	419	—	419
Exchange rate fluctuations	4,312	2,111	—	6,423	1,691	8,114

Balance as of April 30, 2005	$50,235	$28,735	$972	$79,942	$27,072	$107,014

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

Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. Early adoption is permitted. The Company expects to adopt Statement 123(R) on May 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures in all prior periods presented. The Company plans to adopt Statement 123(R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in the table below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such tax deductions was $3.8 million and $0.5 million in fiscal 2005 and 2004, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Fiscal Year Ended April 30,
	2005	2004	2003
Net income (loss), as reported	$38,620	$5,403	$(22,902)
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income (loss), as reported	2,302	2,244	1,442
Employee stock compensation expense determined under the fair-value based method	(8,769)	(13,622)	(21,247)

Net income (loss), as adjusted	$32,153	$(5,975)	$(42,707)

Accretion on redeemable convertible preferred stock	—	—	(852)

Net income (loss) for basic EPS, as adjusted	$32,153	$(5,975)	$(43,559)

Interest expense on convertible securities, net of related tax effects	3,103	—	—

Net income (loss) for diluted EPS, as adjusted	$35,256	$(5,975)	$(43,559)

Basic EPS
As reported	$1.00	$0.14	$(0.63)
Pro forma	$0.83	$(0.16)	$(1.16)
Dilutive EPS
As reported	$0.90	$0.13	$(0.63)
Pro forma.	$0.76	$(0.16)	$(1.16)

The weighted average fair value of options granted in fiscal 2005, 2004 and 2003 was $10.29, $3.92 and $5.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Fiscal Year Ended April 30,
	2005	2004	2003
Expected stock volatility	63.1%	63.5%	66.2%
Risk-free interest rate	3.69%	3.60%	3.76%
Expected option life (in years)	4.50	4.50	7.50

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income (loss). Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Foreign currency (gains) and losses, on an after tax basis, included in net income (loss), were $439, ($13) and ($252) in fiscal 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices.

At April 30, 2005, the carrying value of the Company’s long term debt and convertible mandatorily redeemable preferred stock was $44,949 and $10,795, respectively. The long term debt has a fair value of approximately $64,353 and the convertible mandatorily redeemable preferred stock has a fair value of approximately $16,088 at April 30, 2005. The fair value of these instruments was estimated assuming the holder had converted the securities to common stock at a conversion price of $10.19 based on the Company’s stock price of $14.40 at April 30, 2005. If the conversion had occurred at April 30, 2005, the holder would have received a total of 4,469 and 1,117 shares for the debt and stock, respectively. Using the conversion value to measure the fair value of these financial instruments is consistent with recent transactions that have occurred as discussed in Footnote 14.

At April 30, 2004, the carrying value of the Company’s long term debt and convertible mandatorily redeemable preferred stock was $44,400 and $10,512, respectively. Using the same method described above, the Company’s long-term debt and convertible mandatorily redeemable preferred stock had a fair value of approximately $66,441 and $16,610, respectively, at April 30, 2004. The fair value of these instruments was estimated assuming the holder had converted the securities to common stock at a conversion price $10.19 based on the Company’s stock price of $14.98 at April 30, 2004. If the conversion had occurred at April 30, 2004, the holder would have received a total of 4,435 and 1,103 shares for the debt and stock, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2005, the Company had no significant credit concentrations.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. See Note 7.

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the current year presentation.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

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

	2005	2004	2003
Net income (loss) (Numerator):
Net income (loss)	$38,620	$5,403	$(22,902)
Accretion on redeemable convertible preferred stock	—	—	(852)

Net income (loss) for basic EPS	$38,620	$5,403	$(23,754)
Interest expense on convertible securities, net of related tax effects	3,103	—	—

Net income (loss) for diluted EPS	$41,723	$5,403	$(23,754)

Shares (Denominator):
Weighted average shares for basic EPS	38,516	37,466	37,576
Effect of:
Convertible subordinated notes	4,470	—	—
Convertible preferred stock	1,118	1,109	—
Warrants	93	—	—
Restricted stock	182	159	—
Stock options	1,831	1,558	—
Employee stock purchase plan	19	19	—

Adjusted weighted average shares for diluted EPS	46,229	40,311	37,576

Basic earnings (loss) per share	$1.00	$0.14	$(0.63)
Diluted earnings (loss) per share	$0.90	$0.13	$(0.63)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises of convertible notes, preferred stock and in-the-money options and warrants had been used, the fully dilutive shares outstanding for the years ended April 30, 2004 and 2003 would have been 44,746 and 42,813, respectively.

3.    Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Total comprehensive income is as follows:

	Year Ended April 30,
	2005	2004	2003
Net income (loss)	$38,620	$5,403	$(22,902)
Reclassification adjustment for gains included in net income	(1,088)	—	—
Unrealized gain on marketable securities	1,122	—	—
Foreign currency translation adjustment	11,241	4,448	8,057

Comprehensive income (loss)	$49,895	$9,851	$(14,845)

The accumulated other comprehensive income at April 30, 2005 comprised of foreign currency translation adjustments and unrealized gains of $9,645 and $34, respectively. The accumulated other comprehensive income at April 30, 2004 included foreign currency translation adjustments of $1,596.

4.    Employee Stock Plans

Stock Option Plans

The maximum number of shares of common stock reserved for stock option issuance is 16 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or stock appreciation rights (“SARs”). Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period and generally expire ten years from the date of grant. Stock options are granted at a price equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management typically receive stock option grants upon commencement of employment.

The status of stock options and SARs issued under the Company’s performance award plans are summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at April 30, 2002	4,441	$16.94
Granted	2,745	$7.43
Granted subject to exchange	1,418	$7.38
Canceled/forfeited	(888)	$14.03

Outstanding at April 30, 2003	7,716	$12.13
Granted	2,249	$8.66
Exercised	(311)	$8.95
Canceled/forfeited	(696)	$13.28

Outstanding at April 30, 2004	8,958	$11.28
Granted	815	$19.11
Exercised	(1,581)	$10.49
Canceled/forfeited	(363)	$13.79

Outstanding at April 30, 2005	7,829	$12.14

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Included in the table above are 119,596 SARs outstanding as of April 30, 2005 with a weighted average strike price of $10.79.

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

Summary information about the Company’s stock options and SARs outstanding at April 30, 2005 is presented in the following table:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 4/30/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 4/30/05	Weighted Average Exercise Price
$6.16–$7.38	2,429	6.7	$7.36	1,771	$7.36
$7.39–$11.00	1,826	8.1	$8.26	586	$8.35
$11.01–$14.50	1,127	3.7	$13.39	985	$13.53
$14.51–$37.80	2,447	6.5	$19.20	1,572	$19.57

	7,829	6.5	$12.14	4,914	$12.62

Restricted Stock Plan

The Company grants restricted stock to executive officers and other senior employees generally vesting over a three year period. Restricted stock is granted at a price equal to the fair market value of the common stock on the date of grant. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as throughout the year upon commencement of employment.

The status of the Company’s unvested restricted common stock is summarized below:

Number of Shares
Outstanding at April 30, 2002	259,000
Issuances	45,000
Vested	(86,347)
Canceled/forfeited	(19,999)

Outstanding at April 30, 2003	197,654
Issuances	302,106
Vested	(90,503)
Canceled/forfeited	(2,832)

Outstanding at April 30, 2004	406,425
Issuances	210,384
Vested	(178,491)

Outstanding at April 30, 2005	438,318

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Compensation expense related to these awards is charged on a straight-line basis over the three year vesting period and totaled $2,035, $1,846 and $1,442 for the fiscal years ending April 30, 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan

In October 2003, the Company implemented an Employee Stock Purchase Plan (“ESPP”) that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the lower of the fair market price of the common stock on the first or last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. In fiscal year 2005 and 2004 employees purchased 153,000 shares at $13.14 per share and 99,000 shares at $7.52 per share, respectively. At April 30, 2005, the plan had approximately 1.2 million shares available for future issuance.

5.    Restructuring Liability

A roll-forward of the restructuring liability at April 30, 2005 is as follows:

	Severance	Facilities	Other	Total
Liability as of April 30, 2002	$2,179	$10,399	$—	$12,578
Charged to expense	5,273	11,788	(780)	16,281
Non-cash items	(172)	(1,382)	(798)	(2,352)
Payments	(6,459)	(6,840)	1,578	(11,721)

Liability as of April 30, 2003	821	13,965	—	14,786
Charged to expense	6,704	1,421	401	8,526
Non-cash items	—	—	(401)	(401)
Payments	(6,678)	(5,495)	—	(12,173)

Liability as of April 30, 2004	847	9,891	—	10,738
Payments	(786)	(2,502)	—	(3,288)

Liability as of April 30, 2005	$61	$7,389	$—	$7,450

The severance accrual includes amounts paid monthly and are expected to be paid in full by March 2007. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $5,035 is included in other long-term liabilities, which will be paid over the next six years.

Due to deteriorating economic conditions encountered in the beginning of fiscal 2002, the Company began to develop a restructuring initiative designed to reduce the workforce by nearly 30%, or over 850 employees. Such initiatives included consolidating back-office functions of Futurestep and executive recruitment, exiting the college recruitment market, discontinuing the operations of JobDirect and writing down other related assets and goodwill. At that time, management believed that the then approved restructuring initiative included all restructuring activities that would be required. Subsequently, however, the continued downturn in the recruiting industry, as a result of a downturn in the global economy, forced management to take additional action and recommend additional restructuring plans to the Board of Directors. Each of the resulting restructuring charges for fiscal 2004 of $8,526 and fiscal 2003 of $16,281 were, at the time they were accounted for, viewed by management as discrete events, resulting from separate restructuring plans, each of which was individually approved by the Company’s executive management team and the Board of Directors.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The approved restructuring plan complied with all requirements of FASB No. 146, Accounting for Costs Associated with Exit of Disposal Activities, which included management (a) had the authority to approve action and commit to the restructuring plan which was written and approved by the Board of Directors; (b) identified the number of employees to be terminated, the job classification or functions, their locations and their expected completion date; (c) established terms of the benefit arrangement, including the benefits that the employees were to receive upon termination; and (d) actions required to complete the plan indicated that it was unlikely that significant changes to the plan would occur.

	For the year ended April 30, 2004
	Restructuring		Asset Impairment and Other	Total
	Severance	Facilities
Executive recruitment
North America	$455	$(191)	$—	$264
Europe	4,405	309	196	4,910
Asia/Pacific	160	—	—	160
South America	58	—	—	58

Total executive recruitment	5,078	118	196	5,392
Futurestep	1,474	1,303	205	2,982
Corporate	152	—	—	152

Total	$6,704	$1,421	$401	$8,526

Executive recruitment severance of $5,078 included 112 employees terminated. The $118 of facilities restructuring charge is net of a $875 favorable adjustment related to previously reported restructured properties as a result of subleases executed at better terms than originally anticipated. The facilities restructuring charge primarily related to lease termination costs, net of estimated sublease income, for excess space in three executive recruitment offices. The other asset impairment charge of $196 related to the write-down of related fixed assets.

Futurestep severance of $1,474 included 43 employees terminated. Facilities of $1,303 primarily related to five Futurestep offices that were closed as employees were co-located with executive recruitment offices. The other asset impairment charge of $205 related to the write-down of related fixed assets.

Corporate severance of $152 included seven employees terminated.

	For the year ended April 30, 2003
	Restructuring		Asset Impairment and Other	Total
	Severance	Facilities
Executive recruitment
North America	$2,313	$3,329	$109	$5,751
Europe	809	4,534	—	5,343
Asia/Pacific	312	—	—	312

Total executive recruitment	3,434	7,863	109	11,406
Futurestep	761	3,925	689	5,375
Corporate	1,078	—	(1,578)	(500)

Total	$5,273	$11,788	$(780)	$16,281

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Executive recruitment severance of $3,434 included 82 employees terminated. The facilities restructuring charge of $7,863 primarily related to lease termination costs, net of estimated sublease income, for excess space in eight executive recruitment offices due to the reduction of workforce and includes $1,042 related to the write-down of unamortized leasehold improvements. The other asset impairment charge of $109 related to the write-down of facility related assets.

Futurestep severance of $761 included 26 employees terminated. Facilities of $3,925 primarily related to eight Futurestep offices that were closed as employees were co-located with executive recruitment offices and includes $340 related to the write-down of unamortized leasehold improvements. The other asset impairment charge of $689 related to the write-down of facility related assets.

The Company recognized a $1,578 gain primarily related to a litigation settlement of a former subsidiary. The Corporate severance charge of $1,078 included 11 employees terminated.

6.    Employee Tax Deferred Savings Plan

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $948, $478 and $0 for fiscal 2005, 2004 and 2003, respectively.

7.    Deferred Compensation and Retirement Plans, Pension Plan, Company Owned Life Insurance Policies and Executive Capital Accumulation Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering certain executives in the United States and foreign countries. The WEB plans are designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrued and was fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the 36 consecutive months in the final 72 months of active full-time employment through June 2003. In June 2003, the Company froze the WEB plan, so as to not allow new participants, future accruals and future salary increases. This event was considered a curtailment which resulted in a gain of $634 in fiscal 2004. The Company did not make accruals for WEB plan participants for the two years ending April 30, 2004.

The Company also established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of compensation subject to vesting and retirement or termination provisions.

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994. Certain vice presidents elected to participate in a “deferral unit” that required the participant to contribute a portion of their compensation for an eight year period, or in some cases, make an after tax contribution, in return for defined benefit payments from the Company over a fifteen year period generally at retirement age of 65 or later. Participants were able to acquire additional “deferral units” every five years. The EWAP replaced the Wealth Accumulation Plan (“WAP”) in fiscal 1994 and vice presidents who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement age of 65. In June 2003, the Company amended the EWAP and WAP plans, so as not to allow new participants or the purchase of additional deferral units by existing participants.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The Company also maintains a Senior Executive Incentive Plan (“SEIP”) for participants approved by the Board. Generally, to be eligible, the vice president must be participating in the EWAP. Participation in the SEIP required the participant to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period after ten years of participation in the plan or such later date as elected by the participant. In June 2003, the Company amended the SEIP plan, so as not to allow new participants or the purchase of additional deferral units by existing participants.

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

In calculating the accrual for future benefit payments, management has made assumptions regarding employee turnover, participant vesting, violation of non-competition provisions and the discount rate. Management periodically reevaluates all assumptions. If assumptions change in future reporting periods, the changes may impact the measurement and recognition of benefit liabilities and related compensation expense.

The Company also maintains various retirement plans statutorily required in six foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2005 and 2004 is $2,730 for 66 participants and $5,400 for 88 participants, respectively. The Company’s contribution to these plans was $1,056 and $1,850 in fiscal 2005 and 2004, respectively.

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). The ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. Company contributions into this plan are discretionary and are granted to key employees annually based on the employees’ performance. In addition, certain key management may receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a three-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years.

The total long-term benefit obligations for the deferred compensation, retirement, pension plans and Executive Capital Accumulation Plan (ECAP) were as follows:

	Fiscal Year Ended April 30,
	2005	2004
Deferred compensation plans	$45,822	$42,578
Pension plans	4,529	4,941
Retirement plans	2,730	5,400
ECAP	6,053	1,314

Total long-term benefit obligation	$59,134	$54,233

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2005	2004	2003
Deferred Compensation Plan:
Benefit obligation at beginning of year	$45,031	$41,120	$38,045
Service cost	1,740	1,287	977
Interest cost	3,251	3,112	3,165
Plan participants’ contributions with interest	1,398	1,408	1,589
Amortization of actuarial (gain)/loss	187	529	66
Amortization of transition obligation	212	212	212

Benefits paid	(3,304)	(2,636)	(2,934)

Benefit obligation at end of year	48,515	45,032	41,120
Less: current portion of benefit obligation	(2,693)	(2,454)	(2,000)

Long-term benefit obligation at April 30, 2005	$45,822	$42,578	$39,120

	2005	2004	2003
Components of net periodic benefit costs:
Service cost	$1,740	$1,287	$977
Interest cost	3,251	3,112	3,165
Amortization of actuarial (gain)/loss	187	529	66
Amortization of transition obligation	212	212	212

Net periodic benefit cost	$5,390	$5,140	$4,420

	2005	2004	2003
Weighted average assumptions
Discount rate (beginning of year)	6.50%	6.50%	7.25%
Discount rate (end of year)	5.75%	6.50%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

As of April 30, 2005 and 2004, the Company had unrecognized losses related to the deferred compensation plans of $7,478 and $5,463, respectively, due primarily to changes in assumptions of the discount rate used for calculating the accruals for future benefits. The Company amortizes unrecognized losses over the average remaining service period of active participants.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2005	2004	2003
Pension plan:
Benefit obligation at beginning of year	$4,989	$5,589	$5,496
Service cost	—	134	97
Interest cost	174	203	204
Plan participants’ contribution	52	—	—
Curtailment gain	—	(634)	—
Amortization of actuarial (gain)/loss	(207)	(178)	(141)
Benefits paid	(376)	(125)	(67)

Benefit obligation at end of year	4,632	4,989	5,589
Less: current portion of benefit obligation	(103)	(48)	(48)

Long-term benefit obligation at April 30, 2005	$4,529	$4,941	$5,541

	2005	2004	2003
Components of net periodic benefit costs
Service cost	$—	$134	$97
Interest cost	174	203	204
Amortization of actuarial (gain)/loss	(207)	(178)	(141)

Net periodic (credit) benefit cost	$(33)	$159	$160

	2005	2004	2003
Weighted average assumptions used to determine Benefit obligations at April 30
Discount rate (beginning of year)	6.50%	6.50%	7.25%
Discount rate (end of year)	5.75%	6.50%	6.50%
Rate of compensation increase	0.00%	0.00%	5.00%

The accumulated benefit obligation for pension plans was $3,463 and $3,180 at April 30, 2005 and 2004, respectively. As of April 30, 2005 and 2004, the Company also had unrecognized gains related to the pension plan of $1,201 and $1,809, respectively, due to changes in assumptions of the discount rate used for calculating the accruals for future benefits, changes in assumptions related to the participant population and WEB plan accrual amounts. The Company amortizes unrecognized losses over the average remaining service period of active participants.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid April 30:

	Pension Benefits	Deferred Compensation Plans
2006	$202	$3,156
2007	198	3,195
2008	209	3,752
2009	190	3,407
2010	200	3,568
Years 2011-2015	1,778	21,772

Company Owned Life Insurance (COLI)

The Company purchased COLI contracts insuring participants and former participants in the deferred compensation and pension plans. The gross CSV of these contracts of $121,652 and $116,442 is offset by outstanding policy loans of $56,607 and $57,574, in the accompanying consolidated balance sheets as of April 30, 2005 and 2004, respectively. Total death benefits payable, net of loans under COLI contracts, were $216,441 and $225,145 at April 30, 2005 and 2004, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2005, COLI contracts with a net cash surrender value of $58,195 and death benefits payable, net of loans, of $134,865 were held in trust for these purposes.

Executive Capital Accumulation Plan

The roll-forward of the ECAP liability is as follows:

Total
Liability as of April 30, 2004	$1,314
Employee contributions	2,414
Amortization of employer contributions	1,818
Gain on investment	507

Liability as of April 30, 2005	$6,053

Employer ECAP contributions were $5,409 and $1,215 in fiscal 2005 and 2004, respectively. The Company expects to make an annual ECAP contribution of approximately $8 million in fiscal year 2006. In addition, the Company may make Company ECAP contributions in fiscal 2006 if key employees are hired.

8.    Income Taxes

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The provision for domestic and foreign income taxes consists of the following:

	Fiscal Year Ended April 30,
	2005	2004	2003
Current income taxes:
Federal	$8,608	$1,232	$(3,369)
State	3,584	—	—
Foreign	11,140	5,600	2,933

Total	23,332	6,832	(436)
Deferred income taxes:
Federal	(1,812)	(2,110)	3,354
State	(1,166)	(741)	15
Foreign	(103)	(763)	(893)

Total	(3,081)	(3,614)	2,476

Provision for income taxes	$20,251	$3,218	$2,040

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2005	2004	2003
Domestic	$27,530	$13,259	$(9,451)
Foreign	31,148	(5,593)	(13,186)

Income (loss) before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$58,678	$7,666	$(22,637)

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate is attributed to the following:

	Fiscal Year Ended April 30,
	2005	2004	2003
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source income (loss)	5.6	(10.0)	(23.3)
Income subject to net higher (lower) foreign tax rates	0.2	30.7	(9.0)
COLI (increase) decrease, net	(3.6)	(23.0)	5.3
Adjustments related to goodwill amortization	—	14.9	1.6
State income taxes, net of federal benefit	4.0	—	—
Non-deductible restructuring expense	—	—	(2.8)
Non-deductible interest expense	—	8.1	—
Tax benefits related to (gains) losses on foreign investments	—	(21.7)	17.5
Foreign tax credits	(2.9)	—	(27.1)
Adjustments for contingencies and valuation allowance	(3.2)	—	—
Other	(0.6)	8.0	(6.2)

Effective tax rate	34.5%	42.0%	(9.0)%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2005	2004
Deferred income tax assets attributable to:
Deferred compensation	$23,989	$22,352
Allowance for doubtful accounts	1,243	1,229
Accrued liabilities and other	6,403	5,968
Property and equipment	2,115	4,241
Loss and credit carryforwards	4,879	6,772
Other	12,087	11,825

Deferred tax assets before valuation allowances	$50,716	$52,387

Deferred tax liabilities attributable to:
Deferred compensation	$—	$(1,447)
Accrued liabilities and other	(2,288)	(4,919)
Other	(3,233)	(3,548)

Deferred tax liabilities before valuation allowances	(5,521)	(9,914)

Valuation allowances	(5,442)	(5,801)

Net Deferred Income Tax Assets	$39,753	$36,672

Certain deferred tax amounts and valuation allowances were adjusted in the current year based on differences between the prior year’s provision and related tax return filings. Changes to the valuation allowance balances run through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as of April 30:

	2005	2004
Current deferred tax assets	$10,617	$12,576
Current deferred tax liabilities	(1,753)	(3,256)

Current deferred tax asset, net	8,864	9,320
Non-current deferred tax asset	37,389	39,812
Non-current deferred tax liabilities	(1,058)	(6,659)
Valuation allowance	(5,442)	(5,801)

Non-current deferred tax asset, net	30,889	27,352

Net deferred tax assets	$39,753	$36,672

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes sufficient uncertainty exists regarding the realizability of capital loss carry-forwards and has therefore established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

At April 30, 2005, the Company had state net operating loss carryforwards of approximately $101,408 to offset future tax liabilities. The losses attributable to the various states may be carried forward five to 20 years.

The Company has not provided for U.S. deferred income taxes on approximately $75,241 of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes-Special Areas”, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

Our income tax returns are routinely audited by the Internal Revenue Service and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. We periodically evaluate our exposures associated with tax filing positions. While we believe our positions comply with applicable laws, we record liabilities based upon estimates of the ultimate outcomes of these matters.

9.    Property and Equipment and Long-lived Assets

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

Property and equipment consists of the following:

	As of April 30,
	2005	2004
Property and equipment:
Computer equipment and software	$54,332	$53,781
Furniture and fixtures	22,339	22,265
Leasehold improvements	22,677	22,261
Automobiles	1,456	1,101

	100,804	99,408
Less: Accumulated depreciation and amortization	(82,517)	(79,805)

Property and equipment, net	$18,287	$19,603

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

10.    Convertible Mandatory Redeemable Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million and 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

of $10.0 million. The notes and preferred stock have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share. The Company also issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the notes and preferred stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective at the beginning of the first interim period after June 15, 2003. This Statement required mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the first quarter of fiscal 2004 and classified its convertible mandatorily redeemable preferred stock as a liability. The Company reported its accretion on redeemable preferred stock as interest expense in fiscal 2005 and 2004.

The securities may be redeemed at the option of the purchasers after June 13, 2008, the sixth anniversary of the closing date, at a price equal to 101% of the issuance price plus all accrued interest and dividends. The securities are mandatorily redeemable by the Company if still outstanding on June 13, 2010, at a price equal to 101% of the issuance price plus accrued interest and dividends. From the third to the sixth year, the securities are subject to optional redemption by the Company at 200% to 250% of the then outstanding principal balance.

Interest and dividends are payable semi-annually in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and are being amortized over the life of the securities as interest expense with respect to $3.4 million allocated to the notes and $0.9 million allocated to the preferred stock.

11.    Long-Term Debt

The Company’s long-term debt consists of the following:

	As of April 30,
	2005	2004
Convertible subordinated notes (Note 10)	$44,949	$44,400

Total long-term debt	44,949	44,400
Less: current maturities	—	—

Long-term debt	$44,949	$44,400

The Company amended their Senior Secured Revolving Credit Facility (the “Facility”) in February 2005 from Wells Fargo Bank to a $50 million borrowing capacity with no borrowing base restrictions. Borrowings under the line of credit bear interest, at management’s discretion, either at the bank’s prime rate or at the Eurodollar rate plus 1.25% per annum, which were 5.75% and 4.46%, respectively, at April 30, 2005. The Company pays commitment fees of 0.25% on the balance of the unused line of credit on a quarterly basis. The Facility is secured by substantially all of the Company’s assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio, a minimum Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”), and quick ratio. The Facility also includes customary events of default that permit the lender to accelerate the maturity of the borrowings outstanding upon the occurrence of an event of default that remains uncured after an applicable cure period. The Company had no outstanding borrowings under its Facility at April 30, 2005.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $56,607 and $57,574 at April 30, 2005 and 2004, respectively. These borrowings are secured by the cash surrender value of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.54% to 8.00%. See Note 7.

12.    Business Segments

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting and coaching engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company.

A summary of the Company’s results of operations by business segment are as follows:

	Fiscal Year Ended April 30,
	2005	2004	2003
Fee revenue:
Executive recruitment:
North America	$225,850	$170,678	$162,309
Europe	110,455	78,236	78,990
Asia/Pacific	51,196	36,818	33,523
South America	10,828	8,371	7,616

Total executive recruitment	398,329	294,103	282,438
Futurestep	53,865	34,228	32,674

Total fee revenue	$452,194	$328,331	$315,112

	Fiscal Year Ended April 30,
	2005	2004	2003
Total revenue:
Executive recruitment:
North America	$239,460	$183,904	$177,073
Europe	114,429	81,714	81,992
Asia/Pacific	52,590	38,019	34,758
South America	11,385	8,824	8,170

Total executive recruitment	417,864	312,461	301,993
Futurestep	58,513	38,242	36,473

Total revenue	$476,377	$350,703	$338,466

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2005	2004	2003
Operating income (loss):
Executive recruitment:
North America	$53,635	$35,983	$17,622
Europe	19,531	(1,912)	224
Asia/Pacific	9,594	3,998	2,039
South America	1,320	177	(602)

Total executive recruitment	84,080	38,246	19,283
Futurestep	6,483	(1,574)	(10,768)
Corporate	(24,782)	(20,882)	(21,819)

Total operating income (loss)	$65,781	$15,790	$(13,304)

	Fiscal Year Ended April 30,
	2005	2004	2003
Depreciation and amortization:
Executive recruitment:
North America	$3,093	$3,557	$6,716
Europe	2,552	3,580	3,943
Asia/Pacific	1,213	797	1,839
South America	223	303	292

Total executive recruitment	7,081	8,237	12,790
Futurestep	792	1,171	2,404
Corporate	564	622	967

Total depreciation and amortization	$8,437	$10,030	$16,161

	As of April 30,
	2005	2004	2003
Identifiable assets:
Executive recruitment:
North America	$225,266	$170,845	$137,684
Europe	87,789	64,479	63,240
Asia/Pacific	49,219	37,597	32,439
South America	8,310	6,589	6,221

Total executive recruitment	370,584	279,510	239,584
Futurestep	50,293	39,912	37,200
Corporate	113,291	78,590	92,709

Total identifiable assets	$534,168	$398,012	$369,493

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

A summary of long-lived assets included in identifiable assets by business segment are as follows:

	As of April 30,
	2005	2004	2003
Long-lived assets:
Executive recruitment:
North America	$6,725	$7,083	$9,969
Europe	7,992	9,664	12,370
Asia/Pacific	1,963	958	1,467
South America	636	558	754

Total executive recruitment	17,316	18,263	24,560
Futurestep	679	887	2,240
Corporate	292	453	898

Total long-lived assets	$18,287	$19,603	$27,698

A summary of goodwill included in identifiable assets by business segment are as follows:

	As of April 30,
	2005	2004	2003
Goodwill
Executive recruitment:
North America	$50,235	$45,923	$45,558
Europe	28,735	26,205	24,607
Asia/Pacific	972	972	927

Total executive recruitment	79,942	73,100	71,092
Futurestep	27,072	25,381	23,637

Total goodwill	$107,014	$98,481	$94,729

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2005, 2004 or 2003.

13.    Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2016. Total rental expense for fiscal years 2005, 2004 and 2003 amounted to $20,658, $21,586 and $22,455, respectively. At April 30, 2005, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $79,418, excluding commitments accrued in the restructuring liability, as follows: $17,438 in 2006, $15,786 in 2007, $11,720 in 2008, $10,545 in 2009, $8,583 in 2010 and $15,346 thereafter. The Company has standby letters of credit of $15,000 in conjunction with the Senior Secured Revolving Credit Facility arrangement. As of April 30, 2005, the Company has outstanding standby letters of credit of $8,007 in connection with office leases.

As of April 30, 2005 the Company has employment agreements with certain of its executive officers, with initial terms through April 2007 that provide certain benefits if these executives are terminated or resign under

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2005

(dollars in thousands, except per share amounts)

certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $7,150 and $10,700 prior to and following a change in control, respectively. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

The Company has a policy of entering into offer letters of employment or letters of promotion with vice presidents which provide for an annual base salary and discretionary and incentive bonus payments. Certain key vice presidents who typically have been employed by the firm for several years may also have a standard form employment agreement. In addition, the Company has a severance policy for all of its vice presidents that provides for minimum payments based on length of service. Upon termination without cause, the Company is required to pay the greater of the amount due under the employment agreement, if any, or the severance policy. The Company also requires its vice presidents to agree in their employment letters and their employment agreement, if applicable, not to compete with the Company both during the term of their employment, and for a period of up to two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of the Company after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

14.    Subsequent Event

On June 13, 2005, Friedman, Fleischer & Lowe (“FFL”) entered into a forward sale contract with Credit Suisse First Boston Capital LLC (“CSFB”) to sell FFL’s remaining portion of the Company’s convertible securities as discussed in Note 10. The forward sale contract requires that FFL deliver the convertible securities to CSFB in June 2007.