Form 10-Q
period 2005-07-31
KORN FERRY INTERNATIONAL
filed 2005-09-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005 or

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

Yes (X) No (    )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes (    ) No (X)

The number of shares outstanding of our common stock as of September 6, 2005 was 40,960,186.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of July 31, 2005	As of April 30, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$146,015	$199,133
Marketable securities	16,039	7,815
Receivables due from clients, net of allowance for doubtful accounts of $7,951 and $7,307	82,341	68,942
Income tax and other receivables	6,507	6,004
Deferred income taxes	9,035	8,864
Prepaid expenses	12,853	13,710

Total current assets	272,790	304,468

Property and equipment, net	18,410	18,287
Cash surrender value of company owned life insurance policies, net of loans	67,051	65,047
Deferred income taxes	33,857	30,889
Goodwill	105,388	107,014
Deferred financing costs, investments and other	8,364	8,463

Total assets	$505,860	$534,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$7,480	$7,196
Income taxes payable	20,047	15,400
Compensation and benefits payable	55,389	107,009
Other accrued liabilities	26,013	28,792

Total current liabilities	108,929	158,397

Deferred compensation and other retirement plans	64,716	59,134
Long-term debt	44,999	44,949
Other	8,395	7,991
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	10,844	10,795

Total liabilities	237,883	281,266

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 42,191 and 41,268 shares issued and 40,769 and 39,888 shares outstanding	344,034	330,745
Retained earnings deficit	(70,971)	(82,584)
Unearned restricted stock compensation	(10,613)	(4,355)
Accumulated other comprehensive income	6,108	9,679

Stockholders’ equity	268,558	253,485
Less: Notes receivable from stockholders	(581)	(583)

Total stockholders’ equity	267,977	252,902

Total liabilities and stockholders’ equity	$505,860	$534,168

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended July 31,
	2005	2004
	(unaudited)
Fee revenue	$122,201	$102,807
Reimbursed out-of-pocket engagement expenses	6,894	5,376

Total revenue	129,095	108,183

Compensation and benefits	77,955	64,876
General and administrative expenses	22,717	20,844
Out-of-pocket engagement expenses	7,478	5,638
Depreciation and amortization	2,201	2,242

Total operating expenses	110,351	93,600

Operating income	18,744	14,583

Interest and other income, net	1,353	404
Interest expense	(2,479)	(2,553)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	17,618	12,434
Provision for income taxes	6,448	4,486
Equity in earnings of unconsolidated subsidiaries	443	423

Net income	$11,613	$8,371

Basic earnings per common share	$0.29	$0.22

Basic weighted average common shares outstanding	39,384	37,801

Diluted earnings per common share	$0.27	$0.20

Diluted weighted average common shares outstanding	46,686	45,861

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months Ended July 31,
	2005	2004
	(unaudited)
Cash from operating activities:
Net income	$11,613	$8,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,201	2,242
Interest paid in kind and amortization of discount on convertible securities	246	1,177
Loss (gain) on disposition of property and equipment	39	(10)
Provision for doubtful accounts	1,819	2,062
Gain on cash surrender value of life insurance policies	(1,990)	(1,000)
Realized gains on marketable securities	(358)	—
Deferred income taxes	(3,139)	(1,023)
Tax benefit from exercise of stock options	1,292	1,566
Non-cash compensation arrangements	1,532	581
Change in other assets and liabilities:
Deferred compensation	5,582	(275)
Receivables	(15,721)	(16,280)
Prepaid expenses	857	(1,054)
Investment in unconsolidated subsidiaries	(736)	(452)
Income taxes payable	4,515	899
Accounts payable and accrued liabilities	(54,691)	(19,059)
Other	309	630

Net cash used in operating activities	(46,630)	(21,625)

Cash from investing activities:
Purchase of property and equipment	(2,847)	(999)
Purchase of marketable securities	(7,544)	(7,266)
Business acquisitions	(1,011)	(419)
Premiums on life insurance policies	(429)	(662)
Proceeds from life insurance policy benefits	—	339
Proceeds from dividends on Mexico investment	878	66

Net cash used in investing activities	(10,953)	(8,941)

Cash from financing activities:
Payments on life insurance policy loans	—	(308)
Borrowings under life insurance policies	416	1,514
Purchase of common stock	(748)	(374)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	5,502	7,378
Receipts on stockholders’ notes	2	18

Net cash provided by financing activities	5,172	8,228

Effect of exchange rate changes on cash flows	(707)	523

Net decrease in cash and cash equivalents	(53,118)	(21,815)
Cash and cash equivalents at beginning of the period	199,133	108,102

Cash and cash equivalents at end of the period	$146,015	$86,287

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three months ended July 31, 2005 and 2004 include the accounts of Korn/Ferry International and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (“Annual Report”) and should be read together with the Annual Report.

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

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheet as of July 31, 2005 and April 30, 2005. The changes in fair values are recorded as unrealized gains (losses) as a separate component of stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Stock Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R) “), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. Early adoption is permitted. The Company expects to adopt Statement 123(R) on May 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures in all prior periods presented. The Company plans to adopt Statement 123(R) using the modified prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such tax deductions was $1,292 and $1,566 for the three months ended July 31, 2005 and 2004, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123:

	Three Months Ended July 31,
	2005	2004
Net income, as reported	$11,613	$8,371
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	968	341
Employee stock compensation expense determined under the fair-value based method	(2,527)	(2,160)

Net income, as adjusted	$10,054	$6,552

Interest expense on convertible securities, net of related tax effects	785	775

Net income adjusted for computation of diluted EPS, as adjusted	$10,839	$7,327

Basic EPS
As reported	$0.29	$0.22
Pro forma	$0.26	$0.17
Diluted EPS
As reported	$0.27	$0.20
Pro forma	$0.23	$0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Quarter Ended July 31
	2005	2004
Expected stock volatility	50.0%	63.1%
Risk-free interest rate	3.83%	3.69%
Expected option life (in years)	4.50	4.50

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

Common Stock

The Company issued 425,000 and 604,000 common shares as a result of the exercise of stock options and 106,000 and 98,000 common shares in conjunction with the Company’s employee stock purchase plan in the three months ended July 31, 2005 and 2004, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    Basic and Diluted Earnings Per Share

Basic earnings per common share (“basic EPS”) was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share (“diluted EPS”) reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing adjusted net income, after assumed conversion of subordinated notes and preferred stock, by the weighted average number of common shares outstanding plus dilutive common equivalent shares. The following is a reconciliation of the numerator and denominator (shares in thousands) used in the computation of basic and diluted EPS:

	Three Months Ended July 31,
	2005	2004
Net income (Numerator):
Net income for basic EPS	$11,613	$8,371
Interest expense on convertible securities, net of related tax effects	785	775

Net income for diluted EPS	$12,398	$9,146

Shares (Denominator):
Weighted average shares for basic EPS	39,384	37,801

Effect of:
Convertible subordinated notes	4,470	4,509
Convertible preferred stock	1,118	1,127
Warrants	83	274
Restricted stock	126	160
Stock options	1,501	1,988
Employee stock purchase plan	4	2

Adjusted weighted average shares for diluted EPS	46,686	45,861

Basic earnings per share	$0.29	$0.22

Diluted earnings per share	$0.27	$0.20

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive.

3.    Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income is as follows:

	Three Months Ended July 31,
	2005	2004
Net income	$11,613	$8,371
Unrealized gain on marketable securities, net of taxes	188	—
Foreign currency translation adjustment	(3,759)	647

Comprehensive income	$8,042	$9,018

The accumulated other comprehensive income at July 31, 2005 is comprised of foreign currency translation adjustments and unrealized gains on marketable securities of $5,886 and $222, respectively.

4.    Deferred Compensation, Pension Plan and Executive Capital Accumulation Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering certain executives in the United States and foreign countries. The components of net periodic benefit cost are as follows:

	Three Months Ended July 31,
	2005	2004
Interest cost	$42	$50
Amortization of actuarial loss	(36)	(38)

Net periodic benefit cost	$6	$12

The Company also established several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended July 31,
	2005	2004
Service cost	$419	$786
Interest cost	786	813
Amortization of actuarial gain	104	100

Net periodic benefit cost	$1,309	$1,699

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

In fiscal 2005, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $7,880 ECAP contribution in the three months ended July 31, 2005 that vests over a 3 year period.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations by business segment are as follows:

	Three Months Ended July 31,
	2005	2004
Fee revenue:
Executive recruitment:
North America	$61,727	$51,656
Europe	27,021	24,818
Asia Pacific	13,319	12,502
South America	3,371	2,106

Total executive recruitment	105,438	91,082
Futurestep	16,763	11,725

Total fee revenue	$122,201	$102,807

	Three Months Ended July 31,
	2005	2004
Total revenue:
North America	$65,648	$54,945
Europe	27,988	25,597
Asia Pacific	13,707	12,823
South America	3,547	2,199

Total executive recruitment	110,890	95,564
Futurestep	18,205	12,619

Total revenue	$129,095	$108,183

	Three Months Ended July 31,
	2005	2004
Operating income (loss):
Executive recruitment:
North America	$14,313	$12,100
Europe	5,087	4,561
Asia Pacific	2,691	2,198
South America	666	280

Total executive recruitment	22,757	19,139
Futurestep	1,931	1,910
Corporate	(5,944)	(6,466)

Total operating income	$18,744	$14,583

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

Fee revenue increased 19% in the first quarter of fiscal 2006 to $122.2 million with increases across all regions. The North American region experienced the largest dollar increase in fee revenue in both executive recruitment and Futurestep. In the first quarter of fiscal 2006, we earned an operating income of $18.7 million with operating income from executive recruitment of $22.8 million and $1.9 million from Futurestep, partially offset by corporate expenses of $6.0 million.

Our total long-term debt at July 31, 2005 was $45.0 million. Our working capital increased $17.8 million to $163.9 million at July 31, 2005 compared to April 30, 2005.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes as critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2005 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three months ended July 31, 2005 and 2004 as a percentage of fee revenue:

	Three Months Ended July 31,
	2005	2004
Fee revenue	100%	100%
Reimbursed out-of-pocket engagement expenses	6	5

Total revenue	106%	105%
Compensation and benefits	64	63
General and administrative expenses	19	20
Out-of-pocket engagement expenses	6	6
Depreciation and amortization	2	2
Restructuring charges	0	0
Operating income	15	14
Net income	9	8

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue.

	Three Months Ended July 31,
	2005		2004
Fee revenue	Dollars	%	Dollars	%
Executive recruitment:
North America	$61,727	51%	$51,656	50%
Europe	27,021	22	24,818	24
Asia Pacific	13,319	11	12,502	12
South America	3,371	3	2,106	2

Total executive recruitment	105,438	87	91,082	88
Futurestep	16,763	13	11,725	12

Total fee revenue	$122,201	100%	102,807	100%
Reimbursed out-of-pocket engagement expenses	6,894		5,376

Total revenue	$129,095		$108,183

	Three Months Ended July 31,
	2005		2004
Operating income (loss)	Dollars	%	Dollars	%
Executive recruitment:
North America	$14,313	23%	$12,100	23%
Europe	5,087	19	4,561	18
Asia Pacific	2,691	20	2,198	18
South America	666	20	280	13

Total executive recruitment	22,757	22	19,139	21
Futurestep	1,931	12	1,910	16
Corporate	(5,944)		(6,466)

Total operating income	$18,744	15%	$14,583	14%

Three Months Ended July 31, 2005 Compared to Three Months Ended July 31, 2004

Fee Revenue. Fee revenue increased $19.4 million, or 19%, to $122.2 million in the three months ended July 31, 2005 compared to $102.8 million in the three months ended July 31, 2004. The improvement in fee revenue is attributable to an increase in the number of engagements billed and average fees. Exchange rates favorably impacted fee revenues by $1.6 million in the current quarter.

Executive Recruitment – Executive Recruitment fee revenue increased $14.4 million, or 16%, due to an increase in both the number of engagements billed and average fees. North America fee revenue increased $10.1 million, or 19%, in the current quarter primarily due to an increase in the number of engagements billed as well as increased average fees. Europe reported fee revenue of $27.0 million, an increase of $2.2 million, or 9%, compared to last year due to increased average fees. Exchange rates favorably impacted European fee revenue by $0.5 million in the current quarter. Asia Pacific fee revenue increased $0.8 million, or 7%, to $13.3 million compared to the same period last year due to an increase in the number of engagements billed. Exchange rates favorably impacted Asia Pacific fee revenue by $0.4 million in the current quarter. South America reported fee revenue of $3.4 million, an increase of $1.3 million, or 60%, compared to last year due to an increase in both the number of new engagements opened and engagements billed. Exchange rates favorably impacted South American fee revenue by $0.4 million in the current quarter.

Futurestep – Fee revenue increased $5.1 million, or 43%, to $16.8 million in the three months ended July 31, 2005 compared to $11.7 million in the three months ended July 31, 2004. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements opened combined with our advancement in recruitment process outsourcing. Exchange rates favorably impacted Futurestep fee revenue by $0.3 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $13.1 million, or 20%, to $78.0 million in the three months ended July 31, 2005 compared to $64.9 million in the three months ended July 31, 2004. The increase in compensation and benefits expense reflects the hiring of new consultants in addition to increased profitability and retention awards. Exchange rates impacted compensation and benefits unfavorably by $1.0 million. Executive recruitment compensation and benefits costs of $64.3 million increased $10.5 million, or 20%, compared to last year primarily due to 29 new consultants hired over the past year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $0.8 million in the current quarter. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased slightly to 61% from 59% in the prior year. Futurestep compensation and benefits expense increased $3.4 million, or 48%, to $10.5 million from $7.1 million in the prior year due to significant investments in our people which increased Futurestep’s headcount by 97 over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased slightly to 63% from 61% in the prior year. Corporate compensation and benefits expense decreased $0.8 million, or 21%, to $3.2 million in the current quarter, reflecting better performance on investments related to our Company Owned Life Insurance (“COLI”) policies.

General and Administrative Expenses. General and administrative expenses increased $1.9 million, or 9%, to $22.7 million in the three months ended July 31, 2005 compared to $20.8 million in the same period last year. Exchange rates impacted general and administrative expenses unfavorably by $0.3 million in the current quarter. In executive recruitment, general and administrative expenses remained consistent at $16.6 million using constant exchange rates. Executive recruitment general and administrative expenses, as a percentage of fee revenue, improved to 16% from 18% in the prior year. Futurestep general and administrative expense increased $1.2 million, or 57%, primarily due to increased premises and office expense, business development and travel costs and other professional fees. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% from 19% in the prior year. Corporate general and administrative expenses increased $0.4 million, or 15%, over the prior year due to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $7.5 million increased $1.8 million, or 33%, over the prior year as a result of increased engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 6% compared to 5% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.2 million in the three months ended July 31, 2005 and 2004.

Operating Income (Loss.) Operating income increased $4.2 million, or 29%, to $18.7 million in the current quarter compared to $14.6 million in the prior year. Operating income, as a percentage of fee revenue, improved to 15% from 14% in the prior year first quarter.

Executive recruitment operating income increased $3.6 million, or 19%, to $22.8 million in the three months ended July 31, 2005 compared to $19.1 million in the three months ended July 31, 2004. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense. Executive recruitment operating income, as a percentage of fee revenue, improved to 22% from 21% last year.

Futurestep operating income was $1.9 million in the three months ended July 31, 2005 and 2004. Futurestep operating income, as a percentage of fee revenue, declined to 12% from 16% in the prior year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $1.0 and $0.3 million in the three months ended July 31, 2005 and 2004, respectively.

Interest Expense. Interest expense, primarily related to the borrowings under our convertible securities and COLI policies, was $2.5 million in the current quarter, consistent with last year.

Provision for Income Taxes. The provision for income taxes was $6.4 million for the three months ended July 31, 2005 compared to $4.5 million last year. The provision for income taxes reflects a 41.3% effective tax rate for the current year.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings was $0.4 million in the three months ended July 31, 2005 and 2004.

Liquidity and Capital Resources

Cash used by operating activities was $46.6 million in the three month ended July 31, 2005 compared to $21.6 million last year. The decrease in operating cash is primarily due to the payment of our annual bonuses, partially offset by the increase in deferred compensation liability and net income.

Cash used in investing activities was $11.0 million in the three months ended July 31, 2005, compared to $8.9 million in the prior year. In the three months ended July 31, 2005 we invested $7.5 million in marketable securities in conjunction with our ECAP program. Capital expenditures for the three months ended July 31, 2005 totaled $2.8 million. Capital expenditures primarily consist of systems hardware, software costs and leasehold improvements.

Cash provided by financing activities was $5.2 million in the three months ended July 31, 2005 compared to $8.2 million last year. In the current quarter we issued common stock of $5.5 million as a result of exercises of employee stock options and in conjunction with our employee stock purchase plan.

Total outstanding borrowings under our COLI policies was $57.0 million and $58.8 million as of July 31, 2005 and 2004, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $124.1 million and $118.1 million as of July 31, 2005 and 2004, respectively.

As of July 31, 2005, we had approximately $45.0 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility with a $50 million borrowing capacity and no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of July 31, 2005, we had no outstanding borrowings on our credit facility.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three months ended July 31, 2005, there was no impact on foreign currency gains or losses, after the effect of income taxes.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company ‘s exchange loss would have been $0.6 million, $1.0 million and $1.3 million, respectively, based on outstanding balances at July 31, 2005.

Interest Rate Risk

As of July 31, 2005, we had no outstanding balance on our credit facility. We have $57.0 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2005 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

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

KORN/FERRY INTERNATIONAL

Date: September 8, 2005	By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer and Chief Financial Officer