Form 10-Q
period 2005-10-31
KORN FERRY INTERNATIONAL
filed 2005-12-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005 or

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

Yes (X) No (    )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (    ) No (X)

The number of shares outstanding of our common stock as of December 6, 2005 was 42,141,316.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of October 31, 2005	As of April 30, 2005
ASSETS
Cash and cash equivalents	$170,866	$199,133
Marketable securities	17,639	7,815
Receivables due from clients, net of allowance for doubtful accounts of $9,274 and $7,307	84,182	68,942
Income tax and other receivables	5,520	6,004
Deferred income taxes	9,433	8,864
Prepaid expenses	13,486	13,710

Total current assets	301,126	304,468
Property and equipment, net	18,976	18,287
Cash surrender value of company owned life insurance policies, net of loans	67,488	65,047
Deferred income taxes	34,486	30,889
Goodwill	106,509	107,014
Deferred financing costs, investments and other	8,207	8,463

Total assets	$536,792	$534,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,521	$7,196
Income taxes payable	21,871	15,400
Compensation and benefits payable	65,831	107,009
Other accrued liabilities	26,804	28,792

Total current liabilities	123,027	158,397

Deferred compensation and other retirement plans	66,408	59,134
Long-term debt	45,049	44,949
Other liabilities	8,165	7,991
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	10,893	10,795

Total liabilities	253,542	281,266

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 42,494 and 41,268 shares issued and 40,993 and 39,888 shares outstanding, as of October 31 and April 30, 2005, respectively	346,457	330,745
Retained deficit	(60,067)	(82,584)
Unearned restricted stock compensation	(9,650)	(4,355)
Accumulated other comprehensive income	7,088	9,679

Stockholders’ equity	283,828	253,485
Less: Notes receivable from stockholders	(578)	(583)

Total stockholders’ equity	283,250	252,902

Total liabilities and stockholders’ equity	$536,792	$534,168

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Fee revenue	$125,789	$108,505	$247,990	$211,313
Reimbursed out-of-pocket engagement expenses	7,143	5,036	14,037	10,411

Total revenue	132,932	113,541	262,027	221,724
Compensation and benefits	81,209	69,009	159,164	133,885
General and administrative expenses	24,012	21,402	46,729	42,246
Out-of-pocket engagement expenses	7,406	5,520	14,884	11,158
Depreciation and amortization	2,219	2,140	4,420	4,382

Total operating expenses	114,846	98,071	225,197	191,671

Operating income	18,086	15,470	36,830	30,053
Interest and other income, net	1,182	372	2,535	776
Interest expense	2,602	2,720	5,081	5,272

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	16,666	13,122	34,284	25,557
Provision for income taxes	6,342	4,905	12,790	9,391
Equity in earnings of unconsolidated subsidiaries	580	492	1,023	915

Net income	$10,904	$8,709	$22,517	$17,081

Basic earnings per common share	$0.27	$0.23	$0.57	$0.45

Basic weighted average common shares outstanding	40,054	38,399	39,719	38,100

Diluted earnings per common share	$0.25	$0.21	$0.51	$0.40

Diluted weighted average common shares outstanding	47,185	46,262	47,133	46,349

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2005	2004
Cash from operating activities:
Net income	$22,517	$17,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,420	4,382
Interest paid in kind and amortization of discount on convertible securities	492	932
Loss (gain) on disposition of property and equipment	43	(5)
Provision for doubtful accounts	3,871	4,186
Gain on cash surrender value of life insurance policies	(2,402)	(2,200)
Realized gains on marketable securities	(458)	—
Deferred income taxes	(4,166)	(644)
Tax benefit from exercise of stock options	2,186	1,783
Non-cash compensation arrangements	2,511	2,077
Change in other assets and liabilities:
Deferred compensation	7,274	1,277
Receivables	(18,626)	(24,937)
Prepaid expenses	224	(1,810)
Investment in unconsolidated subsidiaries	(1,472)	(974)
Income taxes payable	6,430	7,613
Accounts payable and accrued liabilities	(42,264)	(947)
Other	532	(2,344)

Net cash (used in)/provided by operating activities	(18,888)	5,470

Cash from investing activities:
Purchase of property and equipment	(5,402)	(2,787)
Purchase of marketable securities	(9,266)	(6,092)
Business acquisitions	(1,049)	(419)
Premiums on life insurance policies	(473)	(720)
Proceeds from life insurance policy benefits	—	339
Dividends received from unconsolidated subsidiaries	1,183	892

Net cash used in investing activities	(15,007)	(8,787)

Cash from financing activities:
Payments on life insurance policy loans	—	(308)
Borrowings under life insurance policies	434	1,593
Purchase of common stock	(1,964)	(2,341)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	8,073	8,729
Receipts on stockholders’ notes	5	22

Net cash provided by financing activities	6,548	7,695

Effect of exchange rates on cash and cash equivalents	(920)	3,739

Net (decrease) increase in cash and cash equivalents	(28,267)	8,117
Cash and cash equivalents at beginning of the period	199,133	108,102

Cash and cash equivalents at end of the period	$170,866	$116,219

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and six months ended October 31, 2005 and 2004 include the accounts of Korn/Ferry International and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (“Annual Report”) and should be read together with the Annual Report.

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

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of October 31, 2005 and April 30, 2005. The changes in fair values are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

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

Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. The Company expects to adopt Statement 123(R) on May 1, 2006, using the modified prospective method, as described in the statement.

The Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have minimal impact on the Company’s overall financial

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table below. Statement 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such tax deductions was $2,186 and $1,783 for the six months ended October 31, 2005 and 2004, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123(R):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income, as reported	$10,904	$8,709	$22,517	$17,081
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	610	281	1,578	621
Employee stock compensation expense determined under the fair-value based method	(2,201)	(1,757)	(4,728)	(3,911)

Net income, as adjusted	$9,313	$7,233	$19,367	$13,791

Interest expense on convertible securities, net of related tax effects	785	785	1,569	1,560

Net income adjusted for computation of diluted EPS, as adjusted	$10,098	$8,018	$20,936	$15,351

Basic EPS
As reported	$0.27	$0.23	$0.57	$0.45
Pro forma	$0.23	$0.19	$0.49	$0.36
Diluted EPS
As reported	$0.25	$0.21	$0.51	$0.40
Pro forma	$0.21	$0.17	$0.44	$0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Quarter Ended October 31
	2005	2004
Expected volatility	50.0%	63.1%
Risk-free interest rate	3.83%	3.69%
Expected option life (in years)	4.50	4.50

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are subjective. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

Common Stock

The Company issued 293,000 and 718,000 common shares as a result of the exercise of stock options and 106,000 and 106,000 common shares in conjunction with the Company’s employee stock purchase plan in the three and six months ended October 31, 2005, respectively. The Company issued 143,000 and 747,000 common shares relating to the exercise of stock options and 98,000 and 98,000 common shares in conjunction with the Company’s employee stock purchase plan in the three and six months ended October 31, 2004, respectively.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income (Numerator):
Net income for basic EPS	$10,904	$8,709	$22,517	$17,081
Interest expense on convertible securities, net of related tax effects	785	785	1,569	1,560

Net income for diluted EPS	$11,689	$9,494	$24,086	$18,641

Shares (Denominator):
Weighted average shares for basic EPS	40,054	38,399	39,719	38,100
Effect of:
Convertible subordinated notes	4,470	4,470	4,470	4,470
Convertible preferred stock	1,117	1,117	1,117	1,118
Warrants	86	274	85	274
Restricted stock	74	110	293	139
Stock options	1,380	1,888	1,441	2,242
Employee stock purchase plan	4	4	8	6

Adjusted weighted average shares for diluted EPS	47,185	46,262	47,133	46,349

Basic earnings per share	$0.27	$0.23	$0.57	$0.45

Diluted earnings per share	$0.25	$0.21	$0.51	$0.40

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

Total comprehensive income is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net income	$10,904	$8,709	$22,517	$17,081
Unrealized gain (loss) on marketable securities, net of taxes	(131)	1,140	57	1,140
Foreign currency translation adjustment	1,111	5,741	(2,648)	6,388

Comprehensive income	$11,884	$15,590	$19,926	$24,609

The accumulated other comprehensive income at October 31, 2005 is comprised of foreign currency translation adjustments and unrealized gains on marketable securities, net of taxes, of $6,997 and $91, respectively.

4.    Deferred Compensation, Pension Plan and Executive Capital Accumulation Plan

The Company has several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$419	$786	$838	$1,572
Interest cost	786	813	1,572	1,626
Amortization of actuarial gain	104	100	209	200

Net periodic benefit cost	$1,309	$1,699	$2,619	$3,398

In fiscal 2005, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made an $8,120 ECAP contribution in the six months ended October 31, 2005 that vests over a 3 year period. The Company contribution is expensed ratably over the three year vesting period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

The Company also has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering certain executives in the United States and foreign countries. The components of net periodic benefit cost are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Interest cost	$42	$50	$85	$100
Amortization of actuarial loss	(36)	(38)	(71)	(76)

Net periodic benefit cost	$6	$12	$14	$24

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

Interest and dividends are payable semi-annually in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and are being amortized over the life of the securities as interest expense with $3.4 million allocated to the notes and $0.9 million allocated to the preferred stock.

6.    Business Segments

The Company operates in two global business segments in the retained recruitment industry: executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—

(Continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations by business segment are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Fee revenue:
Executive recruitment:
North America	$62,754	$55,657	$124,481	$107,313
Europe	27,846	23,837	54,867	48,655
Asia Pacific	14,692	13,554	28,011	26,056
South America	3,663	2,497	7,034	4,604

Total executive recruitment	108,955	95,545	214,393	186,628
Futurestep	16,834	12,960	33,597	24,685

Total fee revenue	$125,789	$108,505	$247,990	$211,313

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Total revenue:
North America	$66,619	$58,493	$132,267	$113,438
Europe	28,734	24,798	56,722	50,395
Asia Pacific	15,074	13,871	28,781	26,694
South America	3,861	2,628	7,408	4,827

Total executive recruitment	114,288	99,790	225,178	195,354
Futurestep	18,644	13,751	36,849	26,370

Total revenue	$132,932	$113,541	$262,027	$221,724

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Operating income (loss):
Executive recruitment:
North America	$15,093	$11,956	$29,406	$24,056
Europe	5,508	4,022	10,595	8,583
Asia Pacific	3,195	3,064	5,886	5,262
South America	281	272	947	552

Total executive recruitment	24,077	19,314	46,834	38,453
Futurestep	1,466	2,383	3,397	4,293
Corporate	(7,457)	(6,227)	(13,401)	(12,693)

Total operating income	$18,086	$15,470	$36,830	$30,053

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

Executive Summary

We are the leading provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management and outsourced recruitment through Futurestep, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2005 were for board level, chief executive and other senior executive positions. Our 4,160 clients in fiscal 2005 included approximately 47% of the Fortune 500 companies. We have established strong client loyalty; more than 82% of the executive recruitment assignments we performed in fiscal 2005 were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to achieve our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2006 will center upon increasing market share and further increasing the cross-selling and utilization of our multi-product strategy. We will continue to explore new products and services, enhance our technology and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 16% in the second quarter of fiscal 2006 to $125.8 million with increases across all regions. The North American region experienced the largest dollar increase in fee revenue in both executive recruitment and Futurestep. In the second quarter of fiscal 2006, we earned an operating income of $18.1 million with operating income from executive recruitment of $24.1 million and $1.5 million from Futurestep, offset by corporate expenses of $7.5 million.

Our total long-term debt at October 31, 2005 was $45.0 million. Our working capital increased $32.0 million to $178.1 million at October 31, 2005 compared to $146.1 million at April 30, 2005.

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

Results of Operations

The following table summarizes the results of our operations for the three months ended October 31, 2005 and 2004 as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Fee revenue	100%	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	6	5	6	5

Total revenue	106%	105%	106%	105%
Compensation and benefits	65	64	64	63
General and administrative expenses	19	20	19	20
Out-of-pocket engagement expenses	6	5	6	5
Depreciation and amortization	2	2	2	2

Operating income	14%	14%	15%	14%

Net income	9%	8%	9%	8%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment.

	Three Months Ended October 31,				Six Months Ended October 31,
	2005		2004		2005		2004
Fee revenue	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$62,754	50%	$55,657	51%	$124,481	50%	$107,313	51%
Europe	27,846	22	23,837	22	54,867	22	48,655	23
Asia Pacific	14,692	12	13,554	13	28,011	11	26,056	12
South America	3,663	3	2,497	2	7,034	3	4,604	2

Total executive recruitment	108,955	87	95,545	88	214,393	86	186,628	88
Futurestep	16,834	13	12,960	12	33,597	14	24,685	12

Total fee revenue	125,789	100%	108,505	100%	247,990	100%	211,313	100%
Reimbursed out-of-pocket engagement expenses	7,143		5,036		14,037		10,411

Total revenue	$132,932		$113,541		$262,027		$221,724

	Three Months Ended October 31,				Six Months Ended October 31,
	2005		2004		2005		2004
Operating income (loss)	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Executive recruitment:
North America	$15,093	24%	$11,956	21%	$29,406	24%	$24,056	22%
Europe	5,508	20	4,022	17	10,595	19	8,583	18
Asia Pacific	3,195	22	3,064	23	5,886	21	5,262	20
South America	281	8	272	11	947	14	552	12

Total executive recruitment	24,077	22	19,314	20	46,834	22	38,453	21
Futurestep	1,466	9	2,383	18	3,397	10	4,293	17
Corporate	(7,457)		(6,227)		(13,401)		(12,693)

Total operating income	$18,086	14%	$15,470	14%	$36,830	15%	$30,053	14%

Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Fee Revenue. Fee revenue increased $17.3 million, or 16%, to $125.8 million in the three months ended October 31, 2005 compared to $108.5 million in the three months ended October 31, 2004. The improvement in fee revenue is attributable to an increase in the number of engagements billed and average fees.

Executive Recruitment – Executive Recruitment fee revenue increased $13.5 million, or 14%, to $109.0 million due to an increase in both the number of engagements billed and average fees. North America fee revenue increased $7.1 million, or 13%, to $62.8 million in the current quarter primarily due to an increase in the number of engagements billed as well as increased average fees. Europe reported fee revenue of $27.9 million, an increase of $4.1 million, or 17%, compared to last year due to increased average fees. Exchange rates unfavorably impacted European fee revenue by $0.4 million in the current quarter. Asia Pacific fee revenue increased $1.1 million, or 8%, to $14.7 million compared to the same period last year due to an increase in the number of engagements billed. Exchange rates favorably impacted Asia Pacific fee revenue by $0.3 million in the current quarter. South America reported fee revenue of $3.7 million, an increase of $1.2 million, or 47%, compared to last year due to an increase in both the number of new engagements opened and engagements billed. Exchange rates favorably impacted South American fee revenue by $0.4 million in the current quarter.

Futurestep – Fee revenue increased $3.9 million, or 30%, to $16.8 million in the three months ended October 31, 2005 compared to $13.0 million in the three months ended October 31, 2004. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements opened.

Compensation and Benefits. Compensation and benefits expense increased $12.2 million, or 18%, to $81.2 million in the three months ended October 31, 2005 compared to $69.0 million in the three months ended October 31, 2004. The increase in compensation and benefits expense reflects the hiring of new consultants globally in addition to development of internal resources in response to increasing demand for the company’s services.

Executive recruitment compensation and benefits costs of $65.7 million increased $8.2 million, or 14%, compared to last year primarily due to 34 new consultants hired in the past quarter. Executive recruitment compensation and benefits expense, as a percentage of fee revenue remained consistent at 60% in both quarters.

Futurestep compensation and benefits expense increased $3.1 million, or 38%, to $11.3 million from $8.2 million in the prior year due internal resource development as well as continuing investment in our people, which increased Futurestep’s headcount to 340 employees at October 31, 2005, an increase of 91 employees over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 67% from 63% in the prior year.

Corporate compensation and benefits expense increased $0.9 million, or 26%, to $4.3 million in the current quarter, reflective of decreased performance on investments related to our Company Owned Life Insurance (“COLI”) policies.

General and Administrative Expenses. General and administrative expenses increased $2.6 million, or 12%, to $24.0 million in the three months ended October 31, 2005 compared to $21.4 million in the same period last year. Exchange rates impacted general and administrative expenses unfavorably by $0.2 million in the current quarter. In executive recruitment, general and administrative expenses increased $1.0 million using constant exchange rates, due to increased business development as well as premises and office expense. Executive recruitment general and administrative expenses, as a percentage of fee revenue, improved to 16% from 17% in the prior year. Futurestep general and administrative expense increased $1.2 million, or 60%, primarily due to increased premises and office expense, business development, travel costs and other professional fees. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 19% from 16% in the prior year. Corporate general and administrative expenses increased $0.4 million, or 15%, over the prior year due to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $7.4 million increased $1.9 million, or 34%, over the prior year as a result of increased engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 6% compared to 5% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.2 million in the three months ended October 31, 2005, a slight increase of $0.1 million from the three months ended October 31, 2004 of $2.1 million.

Operating Income. Operating income increased $2.6 million, or 17%, to $18.1 million in the current quarter compared to $15.5 million in the prior year. Operating income as a percentage of fee revenue was 14% in both of the three months ended October 31, 2005 and 2004.

Executive recruitment operating income increased $4.8 million, or 25%, to $24.1 million in the three months ended October 31, 2005 compared to $19.3 million in the three months ended October 31, 2004. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense. Executive recruitment operating income, as a percentage of fee revenue, improved to 22% from 20% last year.

Futurestep operating income was $1.5 million versus $2.4 million in the three months ended October 31, 2005 and 2004, respectively. Futurestep operating income, as a percentage of fee revenue, declined to 9% from 18% in the prior year as the company continues to invest in the Futurestep business.

Corporate expenses for the three months ended October 31, 2005 were $7.5 million, an increase of $1.3 million, as compared to $6.2 million in the same quarter last year, due to increased professional fees and a decrease in the performance of assets underlying certain COLI policies.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $1.2 million the three months ended October 31, 2005, a $0.8 million increase as compared to $0.4 million in the same period in 2004, due to increased cash balances and improved investment performance.

Interest Expense. Interest expense, primarily related to the borrowings under our convertible securities and COLI policies, was $2.6 million in the current quarter, versus $2.7 million in the same period last year.

Provision for Income Taxes. The provision for income taxes was $6.3 million for the three months ended October 31, 2005 compared to $4.9 million last year. The provision for income taxes reflects a 38.0% effective tax rate for the current quarter.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings was $0.6 million as compared to $0.5 million in the three months ended October 31, 2005 and 2004.

Six Months Ended October 31, 2005 Compared to Six Months Ended October 31, 2004

Fee Revenue. Fee revenue increased $36.7 million, or 17%, to $248.0 million in the six months ended October 31, 2005 compared to $211.3 million in the six months ended October 31, 2004. The improvement in fee revenue is attributable to an increase in the number of engagements billed and average fees. Exchange rates favorably impacted fee revenues by $2.0 million in the current year.

Executive Recruitment – Executive Recruitment fee revenue increased $27.8 million, or 15%, due to an increase in both the number of engagements billed and average fees. North America fee revenue increased $17.2 million, or 16%, to $124.5 million in the six months ended October 31, 2005 primarily due to an increase in the number of engagements billed as well as increased average fees. Europe reported fee revenue of $54.9 million, an increase of $6.2 million, or 13%, compared to last year due to the number of engagements billed as well as increased average fees. Asia Pacific fee revenue increased $2.0 million, or 8%, to $28.0 million compared to the same period last year due to an increase in the number of engagements billed. Exchange rates favorably impacted Asia Pacific fee revenue by $0.7 million in the current period. South America reported fee revenue of $7.0 million, an increase of $2.4 million, or 52%, compared to last year due to an increase in the number of new engagements opened and engagements billed. Exchange rates favorably impacted South American fee revenue by $0.8 million in the current period.

Futurestep – Fee revenue increased $8.9 million, or 36%, to $33.6 million in the six months ended October 31, 2005 compared to $24.7 million in the six months ended October 31, 2004. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements opened combined with our successful strategic shift to recruitment process outsourcing.

Compensation and Benefits. Compensation and benefits expense increased $25.3 million, or 19%, to $159.2 million in the six months ended October 31, 2005 compared to $133.9 million in the six months ended October 31, 2004. The increase in compensation and benefits expense reflects the hiring of new consultants in addition to increased profitability and retention awards. Executive recruitment compensation and benefits costs of $129.9 million increased $18.7 million, or 17%, compared to last year primarily due to 34 new consultants hired over the past year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased slightly to 61% from 60% in the prior year. Futurestep compensation and benefits expense increased $6.5 million, or 42%, to $21.8 million from $15.3 million in the prior year due to significant investments in our people which increased Futurestep’s headcount by 91 employees over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 65% from 62% in the prior year. Corporate compensation and benefits expense remained stable at $7.4 million in both periods.

General and Administrative Expenses. General and administrative expenses increased $4.5 million, or 11%, to $46.7 million in the six months ended October 31, 2005 compared to $42.2 million in the same period last year. In executive recruitment, general and administrative expenses increased $1.3 million, from $32.9 million in the prior year to $34.2 million in the current year using constant exchange rates. Executive recruitment general and administrative expenses, as a percentage of fee revenue, improved to 16% from 18% in the prior year. Futurestep general and administrative expense increased $2.5 million, or 59%, primarily due to increased premises and office expense, business development and travel costs and other professional fees. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 20% from 17% in the prior year. Corporate general and administrative expenses increased $0.8 million, or 16%, over the prior year due to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $14.9 million increased $3.7 million, or 33%, over the prior year as a result of increased engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 6% compared to 5% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $4.4 million in the six months ended October 31, 2005 and 2004.

Operating Income. Operating income increased $6.7 million, or 22%, to $36.8 million in the six months ended October 31, 2005 compared to $30.1 million in the prior period. Operating income, as a percentage of fee revenue, improved to 15% from 14% in the prior period.

Executive recruitment operating income increased $8.3 million, or 22%, to $46.8 million in the six months ended October 31, 2005 compared to $38.5 million in the six months ended October 31, 2004. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense. Executive recruitment operating income, as a percentage of fee revenue, improved to 22% from 21% last year.

Futurestep operating income was $3.4 million in the six months ended October 31, 2005, a decrease of $0.9 million as compared to $4.3 million in the same period of 2004. Futurestep operating income, as a percentage of fee revenue, declined to 10% from 17% in the prior year.

Corporate expenses were $13.4 million in the six months ended October 31, 2005, an increase of $0.7 million, compared to $12.7 million in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income of $2.5 million and $0.7 million in the six months ended October 31, 2005 and 2004, respectively. The increase is due to higher cash balances and improved investment performance.

Interest Expense. Interest expense, primarily related to the borrowings under our convertible securities and COLI policies, was $5.1 million in the current quarter, a slight decrease of $0.2 million compared to $5.3 million in the prior year.

Provision for Income Taxes. The provision for income taxes was $12.8 million for the six months ended October 31, 2005 compared to $9.4 million last year. The provision for income taxes reflects a 37.3% effective tax rate for the current year.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings was $1.0 million in the six months ended October 31, 2005, an increase of $0.1 million, compared to $0.9 million, in the same period ended 2004.

Liquidity and Capital Resources

Cash used by operating activities was $18.9 million for the six months ended October 31, 2005 compared to $5.5 million last year. The increase in operating cash used is primarily due to the payment of fiscal year 2005 bonuses in July 2005 and increased receivables, offset by the increase in net income and deferred compensation.

Cash used in investing activities was $15.0 million in the six months ended October 31, 2005, compared to $8.8 million in the prior year. In the six months ended October 31, 2005 we invested $9.3 million in marketable securities in conjunction with our ECAP program. Capital expenditures for the six months ended October 31, 2005 and October 31, 2004 totaled $5.4 million and $2.8 million, respectively. Capital expenditures primarily consist of systems hardware, software costs and leasehold improvements.

Cash provided by financing activities was $6.5 million in the six months ended October 31, 2005 compared to $7.7 million last year. In the six months ended October 31, 2005 we received $8.1 million from exercises of employee stock options and in conjunction with our employee stock purchase plan.

Total outstanding borrowings under our COLI policies was $57.0 million and $58.9 million as of October 31, 2005 and 2004, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $124.5 million and $119.4 million as of October 31, 2005 and 2004, respectively.

As of October 31, 2005, we had approximately $45.0 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility with a $50 million borrowing capacity and no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of October 31, 2005, we had no outstanding borrowings on our credit facility.

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

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income in our Statement of Stockholders’ Equity.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. In the six months ended October 31, 2005, we recognized foreign currency gains of $0.1 million, primarily related to our Europe operations on our Statement of Operations.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $0.5 million, $1.0 million and $1.4 million, respectively, based on outstanding balances at October 31, 2005.

Interest Rate Risk

As of October 31, 2005, we had no outstanding balance on our credit facility. We have $57.0 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2005 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended October 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: December 9, 2005	By:	/s/ GARY D. BURNISON
Gary D. Burnison
Chief Operating Officer and Chief Financial Officer