Form 10-Q
period 2006-01-31
KORN FERRY INTERNATIONAL
filed 2006-03-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                 an accelerated filer  ☐                 or a non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of our common stock as of March 8, 2006 was 42,377,901.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of January 31, 2006	As of April 30, 2005
ASSETS
Cash and cash equivalents	$212,285	$199,133
Marketable securities	19,843	7,815
Receivables due from clients, net of allowance for doubtful accounts of $8,931 and $7,307	89,809	68,942
Income tax and other receivables	10,721	6,004
Deferred income taxes	9,526	8,864
Prepaid expenses	13,561	13,710

Total current assets	355,745	304,468
Property and equipment, net	19,717	18,287
Cash surrender value of company owned life insurance policies, net of loans	69,307	65,047
Deferred income taxes	35,788	30,889
Goodwill	107,110	107,014
Deferred financing costs, investments and other	8,209	8,463

Total assets	$595,876	$534,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,473	$7,196
Income taxes payable	26,186	15,400
Compensation and benefits payable	90,731	107,009
Other accrued liabilities	24,342	28,792

Total current liabilities	149,732	158,397

Deferred compensation and other retirement plans	69,298	59,134
Long-term debt	45,099	44,949
Other liabilities	7,724	7,991
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	10,942	10,795

Total liabilities	282,795	281,266

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 43,275 and 41,268 shares issued and 41,774 and 39,888 shares outstanding, as of January 31, 2006 and April 30, 2005, respectively	357,000	330,745
Retained deficit	(43,454)	(82,584)
Unearned restricted stock compensation	(8,625)	(4,355)
Accumulated other comprehensive income	8,736	9,679

Stockholders’ equity	313,657	253,485
Less: Notes receivable from stockholders	(576)	(583)

Total stockholders’ equity	313,081	252,902

Total liabilities and stockholders’ equity	$595,876	$534,168

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Fee revenue	$129,626	$116,885	$377,616	$328,198
Reimbursed out-of-pocket engagement expenses	7,191	6,737	21,229	17,148

Total revenue	136,817	123,622	398,845	345,346
Compensation and benefits	86,936	74,616	246,100	208,501
General and administrative expenses	21,305	22,736	68,034	64,982
Out-of-pocket engagement expenses	7,684	6,825	22,569	17,983
Depreciation and amortization	2,177	2,341	6,597	6,723

Total operating expenses	118,102	106,518	343,300	298,189

Operating income	18,715	17,104	55,545	47,157
Interest and other income, net	6,332	861	8,867	1,637
Interest expense	2,510	2,749	7,591	8,021

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	22,537	15,216	56,821	40,773
Provision for income taxes	6,375	5,897	19,164	15,288
Equity in earnings of unconsolidated subsidiaries	451	505	1,473	1,420

Net income	$16,613	$9,824	$39,130	$26,905

Basic earnings per common share	$0.41	$0.25	$0.98	$0.70

Basic weighted average common shares outstanding	40,248	38,726	39,895	38,309

Diluted earnings per common share	$0.37	$0.23	$0.88	$0.62

Diluted weighted average common shares outstanding	47,484	46,974	47,226	46,832

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2006	2005
Cash from operating activities:
Net income	$39,130	$26,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,597	6,723
Interest paid in kind and amortization of discount on convertible securities	591	1,178
Loss (gain) on disposition of property and equipment	52	(8)
Provision for doubtful accounts	4,793	6,380
Gain on cash surrender value of life insurance policies	(4,189)	(4,442)
Realized gains on marketable securities	(1,064)	—
Recovery on investment loss	(4,535)	—
Deferred income taxes	(5,561)	(3,493)
Tax benefit from exercise of stock options	3,641	3,278
Non-cash compensation arrangements	4,030	2,006
Change in other assets and liabilities:
Deferred compensation	10,164	3,618
Receivables	(25,841)	(31,406)
Prepaid expenses	149	(3,194)
Investment in unconsolidated subsidiaries	(2,227)	(1,505)
Income taxes payable	10,614	14,145
Accounts payable and accrued liabilities	(20,062)	19,278
Other	(413)	(2,374)

Net cash provided by operating activities	15,869	37,089

Cash from investing activities:
Purchase of property and equipment	(8,203)	(5,305)
Purchase of marketable securities	(9,910)	(7,568)
Business acquisitions	(1,049)	(419)
Premiums on life insurance policies	(1,545)	(1,582)
Proceeds from life insurance policy benefits	—	339
Dividends received from unconsolidated subsidiaries	2,479	1,119

Net cash used in investing activities	(18,228)	(13,416)

Cash from financing activities:
Payments on life insurance policy loans	—	(3,891)
Borrowings under life insurance policies	1,474	3,591
Purchase of common stock	(1,974)	(2,341)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	16,834	15,973
Receipts on stockholders’ notes	7	25

Net cash provided by financing activities	16,341	13,357

Effect of exchange rates on cash and cash equivalents	(830)	4,209

Net increase in cash and cash equivalents	13,152	41,239
Cash and cash equivalents at beginning of the period	199,133	108,102

Cash and cash equivalents at end of the period	$212,285	$149,341

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and nine months ended January 31, 2006 and 2005 include the accounts of Korn/Ferry International and all of its wholly and majority owned domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005 (“Annual Report”) and should be read together with the Annual Report.

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

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of January 31, 2006 and April 30, 2005. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

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

The Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have minimal impact on the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

Company’s overall financial position, and no impact on cash flow. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the table below. Statement 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of tax benefit recognized in operating cash flow was $3,641 and $3,278 for the nine months ended January 31, 2006 and 2005, respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement 123(R):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income, as reported	$16,613	$9,824	$39,130	$26,905
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	997	516	2,576	1,178
Employee stock compensation expense determined under the fair-value based method	(2,359)	(1,932)	(7,087)	(6,194)

Net income, as adjusted	$15,251	$8,408	$34,619	$21,889

Interest expense on convertible securities, net of related tax effects	785	785	2,354	2,344

Net income adjusted for computation of diluted EPS, as adjusted	$16,036	$9,193	$36,973	$24,233

Basic EPS
As reported	$0.41	$0.25	$0.98	$0.70
Pro forma	$0.38	$0.22	$0.87	$0.57
Diluted EPS
As reported	$0.37	$0.23	$0.88	$0.62
Pro forma	$0.34	$0.20	$0.78	$0.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Quarter Ended January 31
	2006	2005
Expected volatility	50.0%	63.1%
Risk-free interest rate	3.83%	3.69%
Expected option life (in years)	4.50	4.50

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

Common Stock

The Company issued approximately 699 and 1,417 common shares as a result of the exercise of stock options and 77 and 183 common shares in conjunction with the Company’s employee stock purchase plan in the three and nine months ended January 31, 2006, respectively. The Company issued 577 and 1,324 common shares as a result of the exercise of stock options and 55 and 153 common shares in conjunction with the Company’s employee stock purchase plan in the three and nine months ended January 31, 2005, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income (Numerator):
Net income for basic EPS	$16,613	$9,824	$39,130	$26,905
Interest expense on convertible securities, net of related tax effects	785	785	2,354	2,344

Net income for diluted EPS	$17,398	$10,609	$41,484	$29,249

Shares (Denominator):
Weighted average shares for basic EPS	40,248	38,726	39,895	38,309
Effect of: convertible subordinated notes	4,470	4,470	4,470	4,470
convertible preferred stock	1,117	1,117	1,117	1,117
warrants	98	274	89	274
restricted stock	153	138	223	155
stock options	1,396	2,246	1,422	2,499
employee stock purchase plan	2	3	10	8

Adjusted weighted average shares for diluted EPS	47,484	46,974	47,226	46,832

Basic earnings per share	$0.41	$0.25	$0.98	$0.70

Diluted earnings per share	$0.37	$0.23	$0.88	$0.62

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

Total comprehensive income is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income	$16,613	$9,824	$39,130	$26,905
Unrealized gain (loss) on marketable securities, net of taxes	563	(34)	620	1,106
Foreign currency translation adjustment	1,085	6,595	(1,563)	12,983

Comprehensive income	$18,261	$16,385	$38,187	$40,994

The accumulated other comprehensive income at January 31, 2006 includes foreign currency translation adjustments and gains on marketable securities, net of taxes, of $8,082 and $654, respectively.

4. Deferred Compensation, Pension Plan and Executive Capital Accumulation Plan

The Company has several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
Components of net periodic benefit costs:	2006	2005	2006	2005
Service cost	$419	$435	$1,258	$1,305
Interest cost	786	803	2,359	2,409
Amortization of actuarial gain	104	114	313	342

Net periodic benefit cost	$1,309	$1,352	$3,930	$4,056

In fiscal 2005, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made an $8,188 ECAP contribution in the nine months ended January 31, 2006. The Company contribution vests and is expensed ratably over the 3 year vesting period.

The Company also has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering certain executives in the United States and foreign countries. The components of net periodic benefit cost are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
Components of net periodic benefit costs:	2006	2005	2006	2005
Interest cost	$42	$50	$127	$150
Amortization of actuarial loss	(36)	(38)	(107)	(114)

Net periodic benefit cost	$6	$12	$20	$36

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

A summary of the Company’s results of operations by business segment are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Fee revenue:
Executive recruitment:
North America	$64,371	$55,330	$188,852	$162,643
Europe	28,934	31,210	83,801	79,865
Asia Pacific	13,930	13,125	41,941	39,181
South America	4,417	2,897	11,450	7,501

Total executive recruitment	111,652	102,562	326,044	289,190
Futurestep	17,974	14,323	51,572	39,008

Total fee revenue	$129,626	$116,885	$377,616	$328,198

7. Subsequent Event

On February 16, 2006 the Internal Revenue Service completed an audit of the Company’s Federal Income Tax returns from April 30, 1997 to April 30, 2003. As a result of the audit, the Company will record a one-time tax benefit in the fourth quarter of the current fiscal year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Total revenue:
Executive Recruitment:
North America	$68,372	$59,011	$200,639	$172,449
Europe	29,973	32,251	86,696	82,646
Asia Pacific	14,288	13,570	43,069	40,264
South America	4,481	3,065	11,889	7,892

Total executive recruitment	117,114	107,897	342,293	303,251
Futurestep	19,703	15,725	56,552	42,095

Total revenue	$136,817	$123,622	$398,845	$345,346

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Operating income (loss):
Executive recruitment:
North America	$15,260	$10,540	$44,666	$34,596
Europe	5,470	6,521	16,065	15,104
Asia Pacific	2,745	2,316	8,632	7,578
South America	941	431	1,888	983

Total executive recruitment	24,416	19,808	71,251	58,261
Futurestep	1,396	1,970	4,793	6,263
Corporate	(7,098)	(4,674)	(20,499)	(17,367)

Total operating income	$18,714	$17,104	$55,545	$47,157

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In an effort to achieve our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2006 is centered upon increasing market share and further increasing the cross-selling and utilization of our multi-product strategy. We continue to explore new products and services, enhance our technology and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 11% in the third quarter of fiscal 2006 to $129.6 million compared to prior year third quarter primarily due to an 11% increase in the number of engagements opened in the executive search segment, in addition to an increase in engagements opened in Futurestep. The North American region experienced the largest dollar increase in fee revenue in executive recruitment, as revenue increased 16% due to an 8% increase in the number of engagements opened in the quarter combined with a 6% increase in average fees per engagement. Futurestep experienced a 25% increase in fee revenue over the prior year’s quarter as engagements opened in the period increased versus the prior year quarter. In the third quarter of fiscal 2006, we earned operating income of $18.7 million, with operating income of $24.4 million and $1.4 million from executive recruitment and Futurestep, respectively, offset by corporate expenses of $7.1 million.

Our total long-term debt at January 31, 2006 was $45.1 million. Our working capital increased $59.9 million to $206.0 million at January 31, 2006 compared to $146.1 million at April 30, 2005. Major factors contributing to increases in working capital include cash inflows of $16.8 million resulting from increased stock option exercises and purchases in our ESPP during the fiscal year as well as increased receivables of $20.9 million resulting from increased revenue generated during the fiscal year.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes as critical to an understanding of our interim financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2005 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three and nine month periods ended January 31, 2006 and 2005 as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Fee revenue	100%	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	6	6	6	5

Total revenue	106%	106%	106%	105%
Compensation and benefits	67	64	65	64
General and administrative expenses	16	19	18	20
Out-of-pocket engagement expenses	6	6	6	5
Depreciation and amortization	2	2	2	2

Operating income	14	15	15	14

Net income	13	8	10	8

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (Dollars in thousands).

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006		2005		2006		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$64,371	50%	$55,330	47%	$188,852	50%	$162,643	50%
Europe	28,934	22	31,210	27	83,801	22	79,865	24
Asia Pacific	13,930	11	13,125	11	41,941	11	39,181	12
South America	4,417	3	2,897	3	11,450	3	7,501	2

Total executive recruitment	111,652	86	102,562	88	326,044	86	289,190	88
Futurestep	17,974	14	14,323	12	51,572	14	39,008	12

Total fee revenue	$129,626	100%	$116,885	100%	377,616	100%	$328,198	100%
Reimbursed out-of-pocket engagement expenses	7,191		6,737		21,229		17,148

Total revenue	$136,817		$123,622		$398,845		$345,346

	Three Months Ended January 31,				Nine Months Ended January 31,
	2006		2005		2006		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$15,260	24%	$11,423	21%	$44,666	24%	$35,479	22%
Europe	5,470	19	6,867	22	16,065	19	15,450	19
Asia Pacific	2,745	20	2,343	18	8,632	21	7,605	19
South America	941	21	431	15	1,888	16	983	13

Total executive recruitment	24,416	22	21,064	21	71,251	22	59,517	21
Futurestep	1,396	8	714	5	4,793	9	5,007	13
Corporate	(7,098)		(4,674)		(20,499)		(17,367)

Total operating income	$18,714	14%	$17,104	15%	$55,545	15%	$47,157	14%

Three Months Ended January 31, 2006 Compared to Three Months Ended January 31, 2005

Fee Revenue. Fee revenue increased $12.7 million, or 11%, to $129.6 million in the three months ended January 31, 2006 compared to $116.9 million in the three months ended January 31, 2005. Engagements opened increased as did the total number of engagements billed in the period. An increase in average fees on engagements billed also contributed to the increase in fee revenue.

Executive Recruitment – Executive Recruitment fee revenue increased $9.1 million, or 9%, to $111.7 million due to an 11% increase in the number of new engagements opened in the period, and a 13% increase in the number of engagements billed. North America fee revenue increased $9.0 million, or 16%, to $64.5 million in the current quarter primarily due to a 9% increase in the number of engagements billed combined with a 6% increase in average fees per engagement billed. Europe reported a decrease in revenue of $2.3 million or 7%, to $28.9 million from $31.2 million in the same period last year, primarily due to exchange rates unfavorably impacting European fee revenue by $3.1 million in the current quarter. Asia Pacific fee revenue increased $0.8 million, or 6%, to $13.9 million compared to the same period last year due to an increase in the number of engagements billed. Exchange rates unfavorably impacted Asia Pacific fee revenue by $0.4 million in the current quarter. South America reported fee revenue of $4.4 million, an increase of $1.5 million, or 52%, compared to last year due to a 21% increase in the number of engagements opened, as well as a 34% increase in the average fee on engagements billed. Exchange rates favorably impacted fee revenue by $0.4 million in the current quarter.

Futurestep - Fee revenue increased $3.7 million, or 25%, to $18.0 million in the three months ended January 31, 2006 compared to $14.3 million in the three months ended January 31, 2005. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements billed, which increased by 78%. Much of this increase was attributable to one project in North America which saw 650 active positions during the quarter. This one project accounted for 50% of the positions opened in Futurestep in the quarter.

Compensation and Benefits. Compensation and benefits expense increased $12.3 million, or 16%, to $86.9 million in the three months ended January 31, 2006 compared to $74.6 million in the three months ended January 31, 2005. The increase in compensation and benefits expense reflects the hiring of new consultants globally in addition to development of internal resources in response to increasing demand for the Company’s services. The Company increased its number of consultants to 497 as of January 31, 2006, which was an increase of 53 consultants or 12% over the same period last year.

Executive recruitment compensation and benefits expenses of $69.8 million increased by 9%, or $5.9 million, as compared to $63.9 million recorded in same period last year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased slightly to 63%, as compared to 62% in the prior year quarter. The number of consultants in executive recruitment increased 12% over the prior year quarter.

Futurestep compensation and benefits expense increased $3.6 million, or 40%, to $12.5 million from $8.9 million in the prior year due to internal resource development as well as continuing investment in our people. Futurestep headcount increased to 355 employees at January 31, 2006, an increase of 88 employees, or 33%, over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 70% from 62% in the prior year.

Corporate compensation and benefits expense increased $2.8 million to $4.6 million in the current quarter, primarily reflective of the increased liability for the Company’s ECAP plan due to gains in participant’s underlying investments. Compensation expense also increased $1.2 million related to the Company Owned Life Insurance (“COLI”) policies, resulting from decreased performance on certain policies as compared to the same period last year.

General and Administrative Expenses. General and administrative expenses decreased $1.4 million, or 6%, to $21.3 million in the three months ended January 31, 2006 compared to $22.7 million in the same period last year. Exchange rates impacted general and administrative expenses favorably by $0.6 million in the current quarter.

In executive recruitment, general and administrative expenses decreased $1.6 million using constant exchange rates, due mainly to decreased meeting, travel and bad debt expense, offset by smaller increases in other administrative expenses, including premise and business development expense. Bad debt expense decreased by $1.1 million, noted mainly in North America and Europe, due to improved collections. Meetings and travel expense decreased by $1.0 million mainly due to the timing of regional meetings in the current year versus the prior year. These decreases were offset by an increase of $0.5 million in premises and business development expense, disbursed throughout the regions. As a percentage of fee revenue, general and administrative expenses improved to 14% from 17% in the prior year.

Futurestep general and administrative expense increased $0.5 million, or 17%, to $3.4 million, primarily due to increased premise and office expense of $0.4 million. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 19% from 20% in the prior year.

Corporate general and administrative expenses decreased $0.3 million, or 10%, over the prior year due to decreased administrative expenses of $0.2 million resulting from reduced costs in relation to the worldwide implementation of Sarbanes-Oxley as compared to the same period last year, along with decreased business development expense of $0.1 million.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $7.7 million increased $0.9 million, or 13%, over the prior year as a result of a 13% increase in executive recruitment engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 6% in both the current and prior year periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.2 million in the three months ended January 31, 2006, consistent with the three months ended January 31, 2005 of $2.3 million. Expense relates mainly to depreciation on computer equipment and software, furniture and fixtures, as well as leasehold improvements.

Operating Income. Operating income increased $1.6 million, or 9%, to $18.7 million in the current quarter compared to $17.1 million in the prior year. Operating income as a percentage of fee revenue was 14.4% in the current period, compared to 14.6% in the same period last year.

Executive recruitment operating income increased $3.4 million, or 16%, to $24.4 million in the three months ended January 31, 2006 compared to $21.1 million in the three months ended January 31, 2005. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense as discussed. Executive recruitment operating income, as a percentage of fee revenue, increased to 22% from 21% last year.

Futurestep operating income was $1.4 million versus $0.7 million in the three months ended January 31, 2006 and 2005, respectively. Futurestep operating income, as a percentage of fee revenue, increased to 8% from 5% in the prior year period, resulting from revenue generated mainly from the increased billings resulting from several placements in the North America region during the period.

Corporate expenses for the three months ended January 31, 2006 were $7.1 million, an increase of $2.4 million, as compared to $4.7 million in the same quarter last year. Corporate expenses in the current period increased primarily due to additional amortization on the Company’s ECAP contribution as well as decreased performance on the investments underlying certain COLI polices.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income and income resulting from the loss recovery on an investment sold by the Company in the current period that had previously been impaired. Interest income and other income, net totaled $6.3 million for the three months ended January 31, 2006, which was a $5.4 million increase as compared to $0.9 million in the same period in 2005, due to realization of a loss recovery of $4.5 million on an investment that had previously been impaired, as well as interest and dividend income resulting from various accounts and our ECAP plan of $1.5 million. The remaining $0.3 million variance is disbursed throughout the remaining regions.

Interest Expense. Interest expense was $2.5 million in the current quarter, versus $2.7 million in the same period last year. Interest expense of $2.3 million related to borrowings under our convertible securities and COLI policies in our Corporate segment, with the remaining $0.2 million distributed throughout the remaining segments.

Provision for Income Taxes. The provision for income taxes was $6.4 million for the three months ended January 31, 2006 compared to $5.9 million for the same period last year. The provision for income taxes reflects a 28% effective tax rate for the current quarter. Excluding the income booked as a result of the loss recovery on a previously impaired investment, which management considers a non-recurring event, the effective tax rate for the three months ended was 35%, compared to a 37% effective tax rate in the same period last year. When the investment was originally impaired in fiscal 2002, a deferred tax asset was booked with a 100% valuation allowance due to the uncertainty regarding the company’s ability to realize a capital loss deduction after sale of the investment. As a result, there was no tax expense booked on the loss recovery in the current quarter.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $0.5 million in both the three months ended January 31, 2006 and 2005.

Nine Months Ended January 31, 2006 Compared to Nine Months Ended January 31, 2005

Fee Revenue. Fee revenue increased $49.4 million, or 15%, to $377.6 million in the nine months ended January 31, 2006 compared to $328.2 million in the nine months ended January 31, 2005. The improvement in fee revenue is attributable to an increase in the number of engagements billed and average fees. The number of engagements billed increased by 22% over the same period last year, with the larger increases noted especially in North America executive search and Futurestep. Exchange rates unfavorably impacted fee revenues by $1.5 million in the current year.

Executive Recruitment - Executive Recruitment fee revenue increased $36.9 million, or 13%, due to an increase in both the number of engagements billed and average fees. On a year-to-date basis, executive recruitment engagements billed have increased by 12% as compared to the same period last year. North America fee revenue increased $26.2 million, or 16%, to $188.9 million in the nine months ended January 31, 2006 primarily due to an increase in the number of engagements billed as well as a 5% increase in the average engagement fee. Europe reported fee revenue of $83.8 million, an increase of $3.9 million, or 5%, compared to last year due to a 12% increase on the number of engagements billed. Asia Pacific fee revenue increased $2.8 million, or 7%, to $41.9 million compared to the same period last year due to a 15% increase in the number of engagements billed. Exchange rates favorably impacted Asia Pacific fee revenue by $0.3 million in the current period. South America reported fee revenue of $11.5 million, an increase of $3.9 million, or 52%, compared to $7.5 million last year due to an increase of 100 new engagements opened in the current period and a 14% increase engagements billed as compared to the same period last year. Exchange rates favorably impacted South American fee revenue by $1.2 million in the current period.

Futurestep - Fee revenue increased $12.6 million, or 32%, to $51.6 million in the nine months ended January 31, 2006 compared to $39.0 million in the nine months ended January 31, 2005. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements opened, which increased by 47% since the same period last year, combined with our successful strategic shift to recruitment process outsourcing.

Compensation and Benefits. Compensation and benefits expense increased $37.5 million, or 18%, to $246.1 million in the nine months ended January 31, 2006 compared to $208.5 million in the nine months ended January 31, 2005. The increase in compensation and benefits expense is due to a 12% increase in the number of new consultants since the same period last year in addition to increased profitability and retention awards. Executive recruitment compensation and benefits costs of $199.7 million increased $24.6 million, or 14%, compared to last year primarily due to 46 new consultants hired over the past year, a 12% increase as compared to last year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue remained steady at 61% in both years. Futurestep compensation and benefits expense increased $10.0 million, or 41%, to $34.3 million from $24.3 million in the prior year due to significant investments in our people which increased Futurestep’s headcount by 33% or 88 employees over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 67% from 62% in the prior year. Corporate compensation and benefits expense increased by $2.8 million to $12.0 million at January 31, 2006 as compared to $9.2 million in the same period last year. Increased compensation and benefits expense in the Corporate sector related mainly to a $2.7 million increase in deferred compensation expense, resulting from additional amortization on the ECAP of $1.7 million, as well as increased liability on the Company’s ECAP plan of $0.8 million, resulting from investment gains. The remaining increase related to an additional expense of $0.2 million on the Company’s other worldwide executive benefit plans.

General and Administrative Expenses. General and administrative expenses increased $3.0 million, or 5%, to $68.0 million in the nine months ended January 31, 2006 compared to $65.0 million in the same period last year.

In executive recruitment, general and administrative expenses decreased $0.4 million, from $50.1 million in the prior year to $49.7 million in the current year using constant exchange rates. Decreases in bad debt expense of $1.4 million were noted as a result of improved collections, especially in both the European and North American regions. Other administrative expenses also decreased by $0.6 million resulting from decreased allocations from regional centers. These were offset by increased premise and office expense of $0.9 million, noted mainly in North America, due to increased rent expense, along with increased business development expense of $0.7 million, as executive recruitment continues to expand. Executive recruitment general and administrative expenses, as a percentage of fee revenue, improved to 15% from 17% in the prior year.

Futurestep general and administrative expense increased $2.9 million, or 41%, primarily due to increased premises and office expense of $1.3 million, noted across all regions, resulting from increased rent expense and the opening of new offices in Europe and Asia. Travel, meetings, and administrative expense increased $1.2 million in the current year. Factors contributing to this increase include higher regional IT allocations to Futurestep Europe, increased global and regional meetings held to continue to develop internal strategies to maintain business growth, as well as increased travel costs related to additional client activity in the current year. Business development expense increased by $0.4 million worldwide, as the expansion of Futurestep’s business continues. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 20% from 18% in the prior year.

Corporate general and administrative expenses increased $0.5 million, or 6%, over the prior year due to increased legal expenses of $1.1 million. This was offset by decreased premise, meeting and administrative expenses of $0.6 million, primarily due to decreased rent charges in the current year as well as a decrease in costs related to worldwide Sarbanes-Oxley compliance measures implementation.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $22.6 million increased $4.6 million, or 26%, over the prior year as a result of increased engagements of 12% as compared to last year. As a percentage of fee revenue, out-of-pocket engagement expense was 6% compared to 5% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $6.6 million in the nine months ended January 31, 2006, a slight decrease of $0.1 million from the prior year amount of $6.7 million at January 31, 2005. Depreciation expense relates mainly to computer equipment and software, furniture and fixtures, as well as leasehold improvements.

Operating Income. Operating income increased $8.3 million, or 18%, to $55.5 million in the nine months ended January 31, 2006 compared to $47.2 million in the prior period. Operating income, as a percentage of fee revenue, improved to 15% from 14% in the prior period, resulting from the 15% revenue increase in the current fiscal year.

Executive recruitment operating income increased $11.8 million, or 20%, to $71.3 million in the nine months ended January 31, 2006 compared to $59.5 million in the nine months ended January 31, 2005. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense. Executive recruitment operating income, as a percentage of fee revenue, improved to 22% from 21% last year.

Futurestep operating income was $4.8 million in the nine months ended January 31, 2006, a decrease of $0.2 million as compared to $5.0 million in the same period of 2005. Futurestep operating income, as a percentage of fee revenue, declined to 9% from 13% in the prior year. Compensation and benefits costs related to increased headcount and general and administrative expenses contributed to the decline in operating income during the current year.

Corporate expenses were $20.5 million in the nine months ended January 31, 2006, an increase of $3.1 million, compared to $17.4 million in the same period last year, attributable mainly to deferred compensation expense.

Interest Income and Other Income, Net. Interest income and other income, net of $8.9 million increased by $7.3 million from $1.6 million in the nine months ended January 31, 2005. The increase is due to the realization of a loss recovery of $4.5 million on an investment that had previously been impaired, as well as $2.8 million in interest and other income, mainly from the Corporate sector, resulting from higher cash balances and interest rate growth.

Interest Expense. Interest expense, primarily related to the borrowings under our convertible securities and COLI policies, was $7.6 million in the current year, a slight decrease of $0.4 million compared to $8.0 million in the nine months ended January 31, 2005.

Provision for Income Taxes. The provision for income taxes was $19.2 million for the nine months ended January 31, 2006 compared to $15.3 million last year. The provision for income taxes reflects a 34% effective tax rate for the current year. Excluding the income booked as a result of the loss recovery on a previously impaired investment, which management considers a non-recurring event, the effective tax rate for the nine months ended was 37%, which is consistent with the nine months ended January 31, 2005. When the investment was originally impaired in fiscal 2002, a deferred tax asset was booked with a 100% valuation allowance due to the uncertainty regarding the company’s ability to realize a capital loss deduction after sale of the investment. As a result, there was no tax expense booked on the loss recovery in the third quarter of the current fiscal year.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $1.5 million in the nine months ended January 31, 2006, an increase of $0.1 million, compared to $1.4 million, in the same period in 2005.

Liquidity and Capital Resources

Cash provided by operating activities was $15.9 million for the nine months ended January 31, 2006 compared to $37.4 million last year. The decrease in cash provided by operating activities is primarily due to the timing of payments and accruals of the company’s fiscal 2004 and 2005 bonuses in July 2004 and 2005, respectively. In the nine months ended January 31, 2005, the accrual of fiscal 2005 bonus was greater than the fiscal 2004 bonus that was paid in July of 2004. Conversely, in the nine months ended January 31, 2006, the accrual of fiscal 2006 bonus was less than the fiscal 2005 bonus that was paid in July of 2005. This trend is due in large part to the significant improvement in performance that the company experienced in fiscal 2005 over 2004. The company also experienced an increase in receivables as revenue increased. These items were offset by increases in net income and in deferred compensation expense. The Company’s deferred compensation liability increased $10.1 million in the nine months ended January 31, 2006, compared to $3.6 million in prior year period, as the Company has moved from stock option grants to restricted stock grants and ECAP contributions.

Cash used in investing activities was $18.2 million in the nine months ended January 31, 2006, compared to $13.4 million in the prior year, an increase in cash used of $4.8 million. In the nine months ended January 31, 2006 we invested $9.9 million in marketable securities in conjunction with our ECAP program, an increase of $2.3 million over prior year period. Capital expenditures for the nine months ended January 31, 2006 and January 31, 2005 totaled $8.2 million and $5.3 million, respectively, resulting in an increase of $2.9 million. Increases were noted throughout the company due to the continuing expansion of our Futurestep business as well as due to new offices launched or relocated in Europe and North America, in addition to capital expenditures related to new hires in the executive recruitment segment.

Cash provided by financing activities was $16.3 million in the nine months ended January 31, 2006 compared to $13.1 million last year. In the nine months ended January 31, 2006 we received $16.8 million from exercises of employee stock options and in conjunction with the semi-annual offerings under our ESPP in July and December. This was offset by treasury stock repurchases, mainly from the second quarter of this fiscal year, totaling $2.0 million.

Total outstanding borrowings under our COLI policies were $58.1 million and $56.6 million as of January 31, 2006 and April 30, 2005, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $127.4 million and $121.1 million as of January 31, 2006 and 2005, respectively. Borrowings under our COLI policies are netted against the cash surrender value of the life insurance policies in our balance sheet.

As of January 31, 2006, we had approximately $45.0 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility with a $50 million borrowing capacity and no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of January 31, 2006, we had no outstanding borrowings on our credit facility.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. In the nine months ended January 31, 2006, we recognized foreign currency gains of $0.2 million, primarily related to our Europe operations in our Statement of Operations.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company ‘s exchange loss would have been $1.0 million, $1.7 million and $2.3 million, respectively, based on outstanding balances at January 31, 2006.

Interest Rate Risk

As of January 31, 2006, we had no outstanding balance on our credit facility. We have $58.1 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2006 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of January 31, 2006, we have approximately $45.0 million of 7.5% Convertible Debt and $11.4 million liquidation value of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010.

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

During the fiscal quarter ended January 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

KORN/FERRY INTERNATIONAL

Date: March 10, 2006	By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer and Chief Financial Officer