Form 10-K
period 2006-04-30
KORN FERRY INTERNATIONAL
filed 2006-07-14
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.     Yes  ☐    No  ☒

The number of shares outstanding of our common stock as of July 7, 2006 was 42,910,574 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $609,440,000 based upon the closing market price of $17.22 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders scheduled to be held on September 19, 2006 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2006

PART I.

Item 1.    Business

Business Overview

Korn/Ferry International (referred herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of executive search, outsourced recruiting and leadership development solutions, with a broad global presence in the recruitment industry. Since 1969, when we opened our first office in Los Angeles, we have expanded to 72 cities in 37 countries. In 1998, we extended our market reach into the middle-market with the introduction of Futurestep, our outsourced recruiting subsidiary. As of April 30, 2006, we have approximately 1,841 employees, including 440 executive recruitment and 89 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as government and not-for-profit organizations. We have built strong client loyalty; more than 83% of the executive recruitment assignments we performed in fiscal 2006 were on behalf of clients for whom we had conducted previous assignments during the last three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We provide the following human capital solutions:

Executive Search:    Executive search, our flagship business, focuses on board level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries. The relationships that we develop through this business are valuable in introducing our complementary service offerings to clients.

Middle-Management Recruitment:    Futurestep, our outsourced recruiting subsidiary, draws from Korn/Ferry’s nearly 37 years of industry experience to create customized recruitment solutions based on clients’ individual workforce needs. In addition to being a pioneer in recruitment process outsourcing (“RPO”), the Company’s multi-tiered portfolio of services includes mid-level search, project recruitment and interim solutions.

Leadership Development Solutions:    Our comprehensive blend of leadership services, including strategic management assessment, executive development and coaching, and a talent management platform, assists clients with the ongoing assessment and development of their leadership teams. We assist clients to understand the expertise, behaviors and values critical to their strategy, and how their management team aligns with these important characteristics. We also provide clients with the resources to address existing misalignment of management through focused coaching and development, as well as a Web-based framework, Executive Center, for monitoring employee performance against key success factors.

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1 800 732 0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

We also make available, free of charge on our website at www.kornferry.com, our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Personnel Committee, and Nominating and Corporate Governance Committee of our Board of Directors are also posted on our website at www.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067.

Financial information regarding our business segments for the last three fiscal years is contained in the Notes to our Consolidated Financial Statements.

Industry Overview

Executive Recruitment:    The executive recruitment market concentrates on searches for positions with annual compensation of $150,000 or more, which generally involve board level, chief executive and other senior executive positions. The industry is comprised of retained and contingency search firms. Retained firms, such as Korn/Ferry, typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled regardless of whether a position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

We also provide leadership development solutions, which include strategic management assessment, executive coaching and development, and a Web-based talent management platform, Executive Center.

Middle-Management Recruitment:    The middle-management recruitment market focuses on searches for middle-management positions with annual compensation generally in the $75,000 to $150,000 range. This market has undergone a fundamental transformation over the past several years towards a technology-based environment, and has also seen the emergence of outsourced recruitment services commonly referred to as RPO. Technology and the Internet have made identifying, targeting and reaching potential candidates much quicker. This market also benefits from the efficiencies of maintaining large databases of qualified candidates thereby, reducing placement times.

Industry Trends

With the global economy steadily improving, we believe that the business outlook for the recruitment industry remains positive. The economic upswing, combined with the shortage of qualified executives, will continue to fuel job growth and hiring. We also believe that the following current market trends will contribute to the long-term growth of the industry:

Consolidation of Human Capital Solution Providers—In choosing their recruitment and human resource service providers, companies are actively in search of preferred providers in order to create efficiencies and consolidate vendor relationships. Companies that can offer a full suite of human capital solutions are becoming increasingly attractive. Clients increasingly seek trusted advisors who understand their business and unique organizational culture in order to manage the multiple needs of their business on a global scale.

Aging Population—In many major economic centers, the workforce population is aging at a rapid pace. It is projected that there will be twice as many people retiring this decade as there were in the previous one. Moreover, the supply of available qualified candidates is limited, making it more difficult for employers to secure qualified executives. We believe that this trend will have a positive impact on our business, as employers increasingly seek service providers who can provide solutions for the impending talent shortage.

Globalization of Business—As the world markets continue to integrate into one global economy, many successful companies are adding strength to their internal talent with experienced executives who can operate effectively in this global economy. The rapidly changing competitive environment challenges multinational and local companies to identify and recruit qualified executives with the right combination of skills, experience and cultural compatibility. Today, clients are turning to firms that combine proven expertise with specialized knowledge of key industries and local markets, enabling them to address their ongoing global recruitment needs.

Increased Outsourcing of Recruitment Functions—More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. A shortage of qualified management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their management recruitment needs. By hiring global executive recruitment firms, companies can expect to:

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

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element to the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2006, we continued such investments through the deployment of enhanced tools and information sharing for competitive advantage. We rolled out the first release of K/F One, an innovative new platform designed to integrate Microsoft Outlook, Searcher, our proprietary candidate and customer database, and the Internet. In the current year, we enhanced K/F One, as well as made significant upgrades to Searcher to further safeguard client and executive data confidentiality.

As Futurestep continued its growth through Recruitment Process Outsourcing, Project Recruitment, Interim Solutions and Mid-Level Search, information technology helped fuel all four of these lines of business. Fiscal 2006 saw the successful conversion from Futurestep’s legacy tracking system to Futuresearch, the Searcher platform transformed to support Futurestep’s distinct branding and operational requirements.

Leadership Development Solutions (“LDS”) also received significant upgrades to its Management Assessment technology and its Talent Management Platform, Executive Center. Usage of Search Assessment, an assessment technology process for our core search business, increased from 22% to 34% of all search engagements. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

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

Other Industry Trends—In addition to the industry trends mentioned above, we believe the following factors will also contribute to the growth of the recruitment industry:

•	Increasing demand for managers with broader qualifications;

•	Increasing desire by candidates to more actively manage their careers;

•	Increasing demand for senior executives who can exceed the high standards of due diligence and public scrutiny as a result of new securities legislation;

•	Decreasing executive management tenure and more frequent job changes; and

•	Inadequate succession planning.

Growth Strategy

Our objective is to expand our position as a premier global provider of executive search, outsourced recruiting and leadership development solutions. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

In an ongoing strategic effort to promote the firm as the leading career destination, we successfully recruited 56 new consultants globally during fiscal 2006. These consultants originate from diverse backgrounds and areas of expertise, and were recruited based on their track records as top performers in the human capital industry. The number of new consultants in the current year was partially offset by attrition. We believe we have continued to upgrade our professional staff in the current year, and that the recruitment and retention of key consultants will be an ongoing driver of growth.

Broadening our Product and Service Offerings

In addition to being the leading provider of executive recruitment, we also offer clients outsourced recruiting, mid-level search, project recruitment, interim solutions, strategic management assessment, and executive coaching and development through Futurestep and Leadership Development Solutions. We will continue to develop and add new products and services that our clients demand and that are consistent with our brand positioning.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. Our global account management program, Integrated Services, continues to identify account leaders for multinational clients, provide training and software support to manage such accounts, and develop guidelines and protocols to support and increase the rate of cross-border assignments for these clients.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element to the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2006, we continued such investments through the deployment of enhanced tools and information sharing for competitive advantage. We rolled out major upgrades of our proprietary candidate database and global engagement management system, while laying the groundwork for the next generation search tool, K/F One. We embarked on a similar program to upgrade Futurestep’s technology, introducing workflow and reporting enhancements in support of Futurestep’s outsourced recruiting offering. Leadership Development Solutions also received significant upgrades to its strategic management assessment technology and its talent management platform, Executive Center. Another unique differentiator is Search Assessment, a proprietary matching tool that uses an online assessment methodology to match candidates against statistically validated best-in-class profiles. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

Leveraging our Leadership and Brand Name in Executive Recruitment

We believe that there are significant opportunities to extend our market share and develop new client relationships by aggressively marketing our global recruitment expertise. Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients. We also believe that our strong relationships and well-recognized brand name will enable us to introduce new services to our existing client base and potential new clients, while also allowing us to build communities of candidates to directly market our services.

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.    Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2006, we performed more than 6,200 executive recruitment assignments.

We utilize a search methodology that has been developed through nearly 37 years of experience in conducting executive recruitment. We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client’s organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future direction and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract highly qualified candidates.

Once the position is defined, the research team identifies – through the use of our proprietary databases and other information resources – companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and our databases containing profiles of over 3.1 million executives to assist in identifying individuals with the right backgrounds and abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings. The client is then presented final qualified candidates to interview. We conduct thorough due diligence and background verification of the candidate throughout the process, at times with the assistance of an independent third party.

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

Percentage of Fiscal 2006 Assignments by Industry Specialization

Global Markets:
Industrial	26%
Consumer	20%
Financial Services	18%
Technology	15%
Life Sciences	11%
Regional Specialties:
Healthcare Provider	5%
Education/Not-for-profit	4%
Other Specialties	1%

Functional Expertise.    We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, chief executive officers and other senior executive officers. Our Board Services practice, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands of accountability and facilitate more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire of companies to broaden the expertise of their board are raising the standards by which we identify and recruit qualified directors. We have significant expertise in this area and have built a proprietary database with the names and backgrounds of every FORTUNE 1000 director, plus a significant number of middle-market and high-growth company board members to assist in board searches. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2006 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	56%
Marketing and Sales	16%
Human Resources and Administration	9%
Manufacturing/Engineering/Research and Development/Technology	9%
Finance and Control	8%
Information Systems	2%

Regions

North America—We opened our first office in Los Angeles in 1969, and currently have 22 offices throughout the United States and Canada. In fiscal 2006, the region generated fee revenue of $259.1 million from more than 2,600 assignments, with an average of 215 consultants.

Europe—We opened our first European office in London in 1972, and currently have 20 offices in 18 countries throughout the region. In fiscal 2006, fee revenue was $120.1 million from more than 1,700 assignments, with an average of 119 consultants.

Asia Pacific—We opened our first Asia Pacific office in Tokyo in 1973, and currently have 15 offices in 10 countries throughout the region. In fiscal 2006, fee revenue was $57.9 million from more than 1,100 assignments, with an average of 64 consultants.

Latin America—We opened our first Latin American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company, and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2006, we operate a network of seven offices in six countries covering the entire South American region and two offices in Mexico. The region, excluding operations in Mexico, generated fee revenue of $15.7 million in fiscal 2006. We handled more than 700 assignments in fiscal 2006 in this region, with an average of 21 consultants. Our share of the operating income from our Mexico subsidiaries is $2.0 million and $0.2 million for the years ended April 20, 2006 and 2005, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of income.

Client Base.    Our 4,373 clients include many of the world’s largest and most prestigious public and private companies, including 44% of the FORTUNE 500 companies in the current fiscal year. In fiscal 2006, no single client represented more than 2.0% of fee revenue. We have established strong client loyalty. More than 83% of the executive recruitment assignments we performed in fiscal 2006 were on behalf of clients for whom we had conducted previous assignments during the last three fiscal years.

Competition.    We are a premier global provider of executive search, outsourced recruiting and leadership development services. Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our primary competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, multi-product offerings, cutting-edge technology, global network, prestigious clientele, strong specialty practices and quality of services are recognized worldwide. We also believe that our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership Development Solutions.    In 2004, we consolidated our strategic management assessment and executive coaching and development services under the name Leadership Development Solutions, with services in Europe, North and South America, Australia and Japan. This comprehensive blend of leadership services helps corporate leaders to evaluate the individual and collective performance of their teams. These solutions further extend the range of human capital solutions available to our clients, and are valuable tools for the chief executive, board of directors and other senior officers in pursuing organizational transformation and alignment with their company’s strategic goals and internal values.

Our strategic management assessment offering was introduced in response to our clients’ demand for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital and private equity firms, to evaluate the leadership team in existing or prospective portfolio companies. This process is performed by consultants with extensive experience in interviewing and evaluating senior executives, who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument that was developed by leading assessment experts and is supported by a proprietary systems platform.

Another crucial component of our Leadership Development Solutions is executive coaching and development. Our global network of highly-skilled coaches is certified at developing future leaders through individual and team-based coaching. Additionally, we offer clients a Web-based, highly customizable talent management platform. Called Executive Center, it automates and streamlines the traditionally cumbersome process of setting objectives and tracking and evaluating performance. Through Executive Center’s individual and team-based analysis and reporting capabilities, talent assessment and management can be greatly simplified, allowing for skills and experience gaps as well as succession planning to be more efficiently addressed.

Middle-Management Recruitment Services

Overview.    Futurestep offers clients a portfolio of recruitment solutions, including recruitment process outsourcing (“RPO”), mid-level search, project recruitment and interim solutions. Each Futurestep service benefits from the in-depth industry and functional expertise of our global consultant network, ensuring that clients work with professionals who understand their business and have the relevant knowledge to qualify candidates effectively.

Futurestep combines traditional search expertise with a multi-tiered portfolio of recruitment solutions. Futurestep consultants, based in 16 countries, have instant access to one of the world’s largest databases of pre-screened middle-management professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to ensure speed, efficiency and quality service for clients worldwide.

A fully integrated, single-source RPO solution leverages Futurestep’s recruitment capabilities, innovative technology and international brand to reduce clients’ recruitment costs while improving quality and attracting the best talent. Futurestep manages all of the client’s human capital requirements, delivered with real-time metrics to ensure speed and success.

Futurestep’s mid-level search uses multiple sourcing channels, validated cultural assessments and a global database of more than one million pre-screened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse set of candidates matched with specific cultural and strategic requirements.

For multiple hiring projects, Futurestep consultants utilize proprietary Enterprise Recruitment Methodology to deliver seamless, workflow driven talent-acquisition strategies to organizations. Prior to deployment, Futurestep diagnoses the client’s internal HR capabilities to develop a “co-sourcing” platform emphasizing shared ownership of the recruitment process. Once engaged, the project team adheres to a tightly integrated timeline and metrics to deliver high-volume, concurrent hiring without sacrificing quality.

For clients needing professionals on a short-term basis, Futurestep offers an interim solutions service that delivers direct access to highly qualified professionals, fulfilling an organization’s critical needs for a temporary, flexible workforce. Whether the client needs a mid-level position filled on a monthly or yearly basis, Futurestep draws interim executives from one of the world’s largest talent pools of pre-screened, mid-level professionals in the industry.

Regions.    We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia/Pacific. As of April 30, 2006, we had Futurestep operations in 15 cities in North America, 11 in Europe and 11 in Asia Pacific.

Competition.    Futurestep primarily competes for assignments with contingency staffing firms, temporary staffing firms and recruitment process outsourcers who do not operate at the middle management level or offer Futurestep’s full suite of solutions.

To a lesser extent, Futurestep competes with firms such as Monster Worldwide in the technology-based middle-management recruitment industry. Although technology-oriented companies may be drawn to the recruitment business by the opportunity to leverage their existing technology, lack of a recognized brand name, global footprint or experienced consultants present significant barriers to entry.

Organization

Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, South America, Europe and Asia Pacific. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia Pacific.

Professional Staff and Employees

As of April 30, 2006, we had approximately 1,401 executive recruitment employees consisting of 440 consultants and 961 associates, researchers, administrative and support staff. In addition, we had 15 consultants in our two unconsolidated Mexico offices. Futurestep had 394 employees as of April 30, 2006, consisting of 89 consultants and 305 administrative and support staff. Corporate had 46 professionals at April 30, 2006. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

In executive search, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead assignments. We have extensive training and professional development programs. Promotion to senior client partner is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and help build effective teams. In addition, we have a program for recruiting experienced professionals into our firm.

The following table provides information relating to each of our business segments for fiscal 2006:

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2006	Number of Consultants as of April 30, 2006
	(dollars in thousands)
Executive Recruitment:
North America	$259,089	$62,124	22	226
Europe	120,059	22,361	20	124
Asia Pacific	57,922	13,374	15	68
South America	15,660	2,839	9	22

Total Executive Recruitment	452,730	100,698	66	440
Futurestep(1)	70,152	3,351	6	67
Corporate	—	(27,867)	—	—

Total	$522,882	$76,182	72	507

(1)	Futurestep partially occupies 30 of the executive recruitment offices globally in 16 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the United States and other geographical regions in which the Company operates for fiscal:

	2006	2005	2004
	(dollars in thousands)
Fee Revenue:
United States	$260,988	$230,145	$169,135
Canada	26,432	17,468	13,506
Europe	147,329	131,956	94,374
Asia Pacific	72,473	61,797	42,945
South America	15,660	10,828	8,371

Total	$522,882	$452,194	$328,331

Item 1A.    Risk Factors

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

We compete for executive search business with numerous executive search firms and businesses that provide job placement services. Traditional executive search competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are no extensive barriers to entry into the executive search industry, and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. Increased competition may lead to pricing pressures that could negatively impact our business.

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

Demand for our services is significantly affected by the general level of economic activity in the geographic regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. In addition, in fiscal 2006, our total assignments included 15% related to the technology industry and 18% related to the financial services industry, both of which have experienced volatility recently. Any significant economic downturn, on a global basis, in North America, or in other regions or industries where our operations are heavily concentrated, could harm our business, results of operations and financial condition.

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

We are subject to potential legal liability from clients, employees and candidates. Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

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

We operate in 37 countries and, as of April 30, 2006, generate nearly half our fee revenue from operations outside of North America. There are certain risks inherent in transacting business worldwide, such as:

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

Either by agreement with clients, or for client relations or marketing purposes, we sometimes refrain from, for a specified period of time, recruiting employees from a client when conducting searches on behalf of other clients. These off-limit agreements can generally remain in effect for up to two years following completion of an assignment. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive searches for the client. Our inability to recruit employees from these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot ensure that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

We have provisions that make an acquisition of us more difficult and expensive.

Antitakeover provisions in our Certificate of Incorporation, our Bylaws and under Delaware law make it more difficult and expensive for us to be acquired in a transaction that is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties

Our corporate office is located in Los Angeles, California. We lease all 72 of our executive recruitment and Futurestep offices located in North America, Europe, Asia/Pacific and South America. As of 2006, we leased an aggregate of approximately 566,000 square feet of office space. The leases generally are for terms of one to twelve years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.     Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

I tem 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Executive Officers of the Registrant

Name	Age	Position
Paul C. Reilly	52	Chairman of the Board and Chief Executive Officer
Gary D. Burnison	45	Chief Operating Officer, Chief Financial Officer and Executive Vice President
Gary C. Hourihan	57	Executive Vice President of Organizational Development and President, Global Leadership Development
Robert H. McNabb	59	Chief Executive Officer for Korn/Ferry International Futurestep, Inc. and Executive Vice President, Korn/Ferry International

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of April 30, 2006.

Paul C. Reilly has been Chairman of the Board and Chief Executive Officer since June 2001. Prior to joining Korn/Ferry International, Mr. Reilly was with KPMG International, where he most recently served as Chief Executive Officer. Mr. Reilly joined KPMG LLP in 1987.

Gary D. Burnison has been Executive Vice President and Chief Financial Officer since March 2002, and was appointed Chief Operating Officer in November 2003. Prior to joining Korn/Ferry International, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an Executive Officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Earlier, Mr. Burnison was a partner at KPMG Peat Marwick.

Gary C. Hourihan has been Executive Vice President since January 1999 and was appointed President of Leadership Development Solutions for Korn/Ferry International, responsible for overseeing global operations and strategy for our Leadership Development Solutions business in November 2002. Prior to joining Korn/Ferry International, he was the co-founder, Chairman and Chief Executive Officer of SCA Consulting, one of the world’s leading executive compensation consulting firms, where he was employed from 1984 until joining Korn/Ferry International.

Robert H. McNabb has been Executive Vice President of Korn/Ferry International since November 2003 and was appointed Chief Executive Officer for Futurestep in July 2002. Prior to becoming the Chief Executive Officer for Futurestep, he was President of the Futurestep Americas and Asia Pacific regions. Prior to joining Futurestep in December 2001, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

PART II.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2006
First Quarter	$20.00	$14.05
Second Quarter	$19.94	$14.30
Third Quarter	$19.85	$16.74
Fourth Quarter	$21.45	$19.07
Fiscal Year Ended April 30, 2005
First Quarter	$19.96	$12.70
Second Quarter	$20.00	$15.56
Third Quarter	$21.86	$17.10
Fourth Quarter	$20.40	$13.92

On July 7, 2006 the last reported sales price on the New York Stock Exchange for the common stock was $19.03 per share and there were approximately 5,813 beneficial holders of the common stock.

Dividends

We have not paid any cash dividends on our common stock since April 30, 1996 and do not currently intend to pay any cash dividends on our common stock in the foreseeable future. The Board of Directors has authorized the Company to repurchase up to $75 million of the Company’s outstanding shares of common stock pursuant to issuer repurchase programs. Future dividend policy as well as decisions to execute our currently outstanding issuer repurchase programs will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our board of directors. Our credit facility and convertible securities do not restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

On June 13, 2005, Friedman, Fleischer & Lowe (“FFL”) entered into a forward sale contract with Credit Suisse First Boston LLC (“CSFB”) to sell FFL’s remaining portion of the Company’s convertible securities. The forward sale contract requires that FFL deliver the convertible securities to CSFB in June 2007.

Issuer Purchases of Equity Securities

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1), (2)
February 1, 2006-February 28, 2006	61,000	$19.24	61,000	$48.8 million
March 1, 2006-March 31, 2006	282,800	$19.95	116,600	$43.2 million
April 1, 2006-April 30, 2006	577,000	$20.46	743,200	$31.4 million

Total	920,800		920,800

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. In the last three months of the current fiscal year, all 920,800 shares were repurchased under the 2005 program.
(2)	On June 8, 2006 the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program (the “2006 program”).

Item 6.    Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Related Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data set forth below for the fiscal years ended April 30, 2006, 2005 and 2004 and the selected balance sheet data as of April 30, 2006 and 2005 are derived from our consolidated financial statements, audited by Ernst & Young LLP appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2004, 2003 and 2002 and the selected statement of operations data set forth below for the fiscal years April 30, 2003 and 2002 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share and other operating data)
Selected Statement of Operations Data:
Fee revenue	$522,882	$452,194	$328,331	$315,112	$377,425
Reimbursed out-of-pocket engagement expenses	28,887	24,183	22,372	23,354	29,310

Total revenue	551,769	476,377	350,703	338,466	406,735
Compensation and benefits	341,196	292,913	221,177	223,192	273,994
General and administrative expenses	93,462	83,544	71,623	73,107	101,934
Out-of-pocket engagement expenses	31,927	25,702	23,557	23,029	25,759
Depreciation and amortization	9,002	8,437	10,030	16,161	17,482
Asset impairment and restructuring charges (1)	—	—	8,526	16,281	93,203

Total operating expenses	475,587	410,596	334,913	351,770	512,372

Operating income (loss)	76,182	65,781	15,790	(13,304)	(105,637)
Interest and other income, net	11,086	3,360	1,779	1,189	2,438
Interest expense	10,244	10,463	9,903	10,522	8,521
Provision for (benefit from) income taxes	19,594	20,251	3,218	2,040	(12,328)
Equity in earnings of unconsolidated subsidiaries	2,000	193	955	1,775	1,141

Net income (loss)	$59,430	$38,620	$5,403	$(22,902)	$(98,251)

Basic earnings (loss) per share	$1.49	$1.00	$0.14	$(0.63)	$(2.62)
Diluted earnings (loss) per share	$1.32	$0.90	$0.13	$(0.63)	$(2.62)
Basic weighted average common shares outstanding	39,890	38,516	37,466	37,576	37,547
Diluted weighted average common shares outstanding	47,270	46,229	40,311	37,576	37,547

Other Data:
Fee revenue by business segment:
Executive recruitment:
North America	$259,089	$225,850	$170,678	$162,309	$195,522
Europe	120,059	110,455	78,236	78,990	92,098
Asia/Pacific	57,922	51,196	36,818	33,523	37,546
South America	15,660	10,828	8,371	7,616	10,794

Total executive recruitment	452,730	398,329	294,103	282,438	335,960
Futurestep	70,152	53,865	34,228	32,674	40,079
JobDirect	—	—	—	—	1,386

Total fee revenue	$522,882	$452,194	$328,331	$315,112	$377,425

Number of offices (at period end)	72	70	69	75	85
Number of consultants (at period end)	507	474	443	487	524
Number of new engagements opened	9,608	8,062	6,606	6,792	7,682

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$257,543	$199,133	$108,102	$82,685	$66,128
Marketable securities	20,654	7,815	—	—	—
Working capital	218,209	146,071	88,436	72,885	25,610
Total assets	635,491	534,168	398,012	369,493	377,574
Total long-term debt	45,147	44,949	44,400	41,364	1,634
Mandatorily redeemable preferred stock	10,989	10,795	10,512	9,606	—
Total shareholders’ equity	323,751	252,902	181,252	166,935	179,297

(1)	In response to deteriorating economic conditions encountered in the beginning of fiscal 2002, we developed a restructuring initiative designed to reduce our workforce by nearly 30%. Such initiatives included consolidating back office functions, exiting the college recruitment market, discontinuing the operations of JobDirect and writing down other related assets and goodwill. As a result, we recognized asset impairment and restructuring charges of $93.2 million in fiscal 2002 comprised of (a) goodwill impairment of $28.9 million for JobDirect and $14.0 million for North America executive recruitment, (b) other asset impairments of $15.1 million, (c) severance restructuring charges of $19.1 million, and (d) facilities restructuring charges of $16.1 million. In addition, we recognized $16.3 million of restructuring charges in fiscal 2003 comprised of (a) other asset impairments of $0.8 million, (b) severance restructuring charges of $5.3 million, (c) facilities restructuring charges of $11.8 million and (d) a $1.6 million gain recognized as a result of a litigation settlement. Lastly, we recognized $8.5 million of restructuring charges in fiscal 2004 comprised of (a) severance restructuring charges of $6.7 million and (b) facilities restructuring charges of $1.8 million.

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

Executive Summary

We are the largest provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), outsourced recruitment, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2006 were for board level, chief executive and other senior executive and general management positions. Our 4,373 clients in fiscal 2006 included approximately 44% of the FORTUNE 500 companies. We have established strong client loyalty; more than 83% of the executive recruitment assignments we performed in fiscal 2006 were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2007 will center upon increasing market share and further enhancing the cross-selling of our multi-product strategy. We will continue to address areas of increasing client demand, including RPO and LDS. We will explore new products and services, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 16% in fiscal year 2006 to $522.9 million with increases in all regions. The North American region experienced the largest dollar increase in fee revenue in both executive recruitment and Futurestep. In fiscal 2006, we earned an operating profit of $76.2 million with operating income from executive recruitment of $100.7 million and $3.4 million from Futurestep, offset by corporate expenses of $27.9 million. This represents an increase of 16% over the prior fiscal year’s operating income of $65.8 million.

Our total long-term debt at April 30, 2006 was $45.1 million. Our working capital increased $72.1 million to $218.2 million at April 30, 2006.

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

Deferred Compensation.    Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions would significantly impact the liability and related cost on our balance sheet and statement of operations. Management engages an independent actuary to periodically review these assumptions in order to ensure that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our deferred compensation liability and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

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

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Fiscal Year Ended April 30,
	2006	2005	2004
Fee revenue	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	6	5	7

Revenue	106	105	107
Compensation and benefits	65	65	67
General and administrative expenses	18	18	22
Out-of-pocket engagement expenses	6	6	7
Depreciation and amortization	2	2	3
Restructuring charges	—	—	3

Operating income	15	15	5

Net income	11%	9%	2%

The following tables summarize the results of our operations by business segment (dollars in thousands):

	Fiscal Year Ended April 30,
	2006		2005		2004
	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$259,089	50%	$225,850	50%	$170,678	52%
Europe	120,059	23	110,455	24	78,236	24
Asia/Pacific	57,922	11	51,196	11	36,818	11
South America	15,660	3	10,828	3	8,371	3

Total executive recruitment	452,730	87	398,329	88	294,103	90
Futurestep	70,152	13	53,865	12	34,228	10

Total fee revenue	522,882	100%	452,194	100%	328,331	100%

Reimbursed out-of-pocket engagement expenses	28,887		24,183		22,372

Total revenue	$551,769		$476,377		$350,703

	Fiscal Year Ended April 30,
	2006		2005		2004
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
Operating income (loss)
Executive recruitment:
North America	$62,124	24%	$53,635	24%	$35,983	21%
Europe	22,361	19	19,531	18	(1,912)	(2)
Asia/Pacific	13,374	23	9,594	19	3,998	11
South America	2,839	18	1,320	12	177	2

Total executive recruitment	100,698	22	84,080	21	38,246	13
Futurestep	3,351	5	6,483	12	(1,574)	(5)
Corporate	(27,867)		(24,782)		(20,882)

Total operating income (loss)	$76,182	15%	$65,781	15%	$15,790	5%

(1)	Margin calculated as a percentage of total fee revenue

Fiscal 2006 Compared to Fiscal 2005

Fee Revenue

Fee revenue increased $70.7 million, or 16%, to $522.9 million in fiscal 2006 compared to $452.2 million in fiscal 2005. The improvement in fee revenue is attributable mainly to a 29% increase in the number of engagements billed. Contributing factors to increased revenue during the current fiscal year include the opening of new offices in Europe and Asia, strong performances in the North America and Asia Pacific regions, as well as the continued growth of our Futurestep subsidiary. Exchange rates unfavorably impacted fee revenues by $4.9 million in the current period, mainly related to European revenues.

Executive Recruitment—Executive recruitment fee revenue increased $54.4 million, or 14%, due to a 15% increase in the number of engagements billed as well as average fee increases in certain regions. Emergent economies, newly established offices, as well as expanding industries in various regions also factored in the overall growth in fee revenue.

North America fee revenue increased $33.2 million, or 15%, to $259.1 million due to an 11% increase in the number of engagements billed as well as a 3% increase in average fees as compared to last year. Increased revenue obtained in the industrial sector contributed significantly to the region’s revenue, along with growth in the financial services and in the consumer goods markets over the prior fiscal year.

Europe reported fee revenue of $120.1 million, an increase of $9.6 million, or 9%, compared to $110.5 million last year, which was driven by an 11% increase in the number of engagements billed. Business in the European market expanded in 2006 due to strong performances from consultants in the United Kingdom and France, and growth in newer offices established in recent years, such as in the Middle East, Czech Republic, and an affiliate relationship in Russia. Exchange rates unfavorably impacted Europe fee revenue by $5.4 million in the current year.

Asia Pacific fee revenue increased $6.7 million, or 13%, to $57.9 million, compared to last year due to a 20% increase in the number of engagements billed as well as strong performance in our China offices in Beijing and Shanghai. The growing economy in China has significantly contributed to the improved business experienced by the region in the current year, attributing to almost half of the total increase in Asia fee revenues over last year.

South America reported fee revenue of $15.7 million, an increase of $4.9 million, or 45%, of which $1.6 million related to the favorable impact of exchange rates. Revenue increased $2.5 million in Brazil, a 54% increase over the prior year, primarily due to an 81% increase in the number of engagements billed in the current year. Overall in the entire region, engagements billed increased by 26% since prior year while average fees increased by 15%.

Futurestep—Fee revenue increased $16.3 million, or 30%, to $70.2 million in fiscal 2006 compared to $53.9 million in fiscal 2005. The improvement in fee revenue is due to an increase in the number of engagements billed combined with our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $6.6 million, or 30%, to $28.3 million reflecting increased revenue from areas including RPO and Interim Solutions. Europe fee revenue increased $5.8 million, or 27%, to $27.3 million, arising from increased business in the United Kingdom and Belgium, again attributable to a migration to larger engagements. Exchange rates unfavorably impacted Futurestep Europe fee revenue by $1.1 million. Asia Pacific fee revenue increased $3.9 million, or 37% to $14.6 million, where increased revenues were derived from Australia and New Zealand. Revenue resulting from the opening of an office in India in the current fiscal year also contributed to growth.

Compensation and Benefits

Compensation and benefits expense increased $48.3 million, or 17%, to $341.2 million in fiscal 2006 from $292.9 million in fiscal 2005. Increased headcount along with increased profitability and internal promotions have contributed to the overall increase in expense in the current year. Total headcount increased globally by 266, or 17% over last year as the Company continues to expand its operations across industries and regions worldwide. Exchange rates impacted compensation and benefits expense favorably by $3.4 million in the current year, due to changes in exchange rates between the US dollar and the Euro and Pound Sterling.

Executive recruitment compensation and benefits costs of $276.5 million increased $32.0 million, or 13%, compared to $244.5 million in the prior year due to increased profitability based rewards and new consultants joining the firm. In the current year, the number of consultants increased by 42 or 11% as compared to last year. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $2.8 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, remained stable at 61%.

Futurestep compensation and benefits expense increased $14.5 million, or 43%, to $48.6 million from $34.1 million in the prior year primarily due to increased variable compensation as well as increased external contractors’ expense arising from increased business, especially in North America. Additionally, average headcount increased by 34%, which significantly contributed to the overall increase in compensation and benefits since the prior year. Exchange rates impacted Futurestep compensation and benefits expense favorably by $0.6 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 69% from 63% in the prior year.

Corporate compensation and benefits expense increased $1.7 million, or 12%, to $16.0 million, reflecting increased profitability-based rewards and executive benefits. Increases also reflect additional expense derived from current year restricted stock grants as well as from added amortization arising from the Company’s prior year contribution to deferred compensation plans.

General and Administrative Expenses

General and administrative expenses increased $10.0 million, or 12%, to $93.5 million in fiscal 2006 compared to $83.5 million in 2005. Increases to general and administrative expenses related to increased premise and office expense of $4.3 million, business development expense of $2.1 million, bad debt expense of $1.0 million, and other types of general expenses of $2.6 million including administrative meeting and travel expense along with certain legal expenses. Exchange rates favorably impacted general and administrative expenses by $0.5 million in the current year.

Executive recruitment general and administrative expenses of $67.3 million increased $3.9 million, or 6%, due to premise and office expense of $2.5 million, business development costs of $1.4 million, and bad debt expense of $0.4 million These were offset by a decrease to other general expenses of $0.4 million versus the prior year.

Premise and office expense increased $3.1 million in our North and South American regions, resulting from additional space leased as well as rent increases from renewed contracts or office relocations. This was offset by a decrease in Asia of $0.6 million, resulting from a decrease in the allocation of premise and office expense between shared offices in Australia.

Increased business development costs in the North American and European Search practices were most significant. In North America, increases were $0.9 million while in Europe, these increases amounted to $0.3 million. In Asia and South America, business development expense increased by $0.1 million in each region. Business development expenses generally fluctuate in conjunction with revenue and overall business activity.

North America experienced the largest increase in bad debt expense of $0.6 million, with Europe having a total increase of $0.5 million. Both increases are consistent with the increase in revenue in both regions, as opposed to deterioration in collection activity. These amounts were offset by a decrease in Asia of $0.5 million.

Lower bad debt expense for this region in the current year is due to improved collections activity prior to year end. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 15% from 16% in the prior year.

Futurestep general and administrative expenses increased $4.4 million, or 44%, to $14.5 million due to a $1.8 million increase in premise and office expense and a $1.6 million increase in other general expenses, which included increased meeting and travel expense of $0.7 million and legal expense $0.5 million, along with a $0.4 million increase across the regions in general office expenses, such as regional marketing expenses. The increase in premise and office expense was noted throughout all regions, which all increased since the prior year at $0.6 million per region. In Europe and Asia, additional rental expense incurred in the current year in relation to new offices opened in Spain and India, respectively, contributed to their overall increase since last year. Business development expense increased by $0.5 million, relating mainly to Futurestep’s North American and Asian regions. Business development expenses generally fluctuate in conjunction with revenue and overall business activity. The remaining increase of $0.5 million related to bad debt expense and write offs of accounts receivable in the North American region. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% from 19% in the prior year.

Corporate general and administrative expenses increased $1.6 million, or 16%, to $11.6 million primarily due to increased professional fees.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $31.9 million increased $6.2 million, or 24%, over the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses remained stable at 6% in both years.

Depreciation and Amortization Expenses.    Depreciation and amortization expense of $9.0 million in fiscal 2006 increased $0.6 million, or 7%, from prior year. The primary source of the overall increase since the prior year is the $0.5 million increase in the European Search region, due to replacements of software and hardware in the region in the current year as well as office relocations in the Middle East and Germany, which caused larger depreciation expense related to leasehold improvements and furniture and fixtures. North America Search, Futurestep and South America Search depreciation expense increases mainly related to computer software and hardware additions were offset by decreases in Corporate and Asia Search, which experienced decreased expense due to fully depreciated computer equipment by prior year-end.

Operating Income

Operating income increased $10.4 million, or 16%, to $76.2 million in the current year compared to $65.8 million in the prior year, resulting from increased revenue of $75.4 million offset by a $65.0 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses.

Executive recruitment operating income increased $16.6 million, or 20%, to $100.7 million in fiscal 2006 compared to $84.1 million in fiscal 2005. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased professional fees, premise and other general administrative expense. Executive recruitment operating income, as a percentage of fee revenue, as a result, increased to 22% from 21%, resulting from revenue growth.

Futurestep operating income decreased by $3.1 million to $3.4 million in fiscal 2006 as compared to operating income of $6.5 million in fiscal 2005. The decrease in Futurestep operating income is due to increased compensation and benefits costs arising from increased headcount, significant investment in internal technology to better serve the Futurestep clients and business, as well as one-time write offs of receivables in the current fiscal year. Futurestep operating income, as a percentage of fee revenue, declined to 5% from 12% last year.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $11.1 million and $3.4 million in fiscal 2006 and 2005, respectively. During the current fiscal year, the Company continued to transfer cash to higher interest rate investments due to the Company’s improved cash position, resulting in an increase to interest income of $2.5 million. Additionally, the Company recovered $4.6 on an investment that had been previously impaired in 2002. In addition, during fiscal 2006, the Company recognized $1.0 million in realized gains as a result of the sale of equity securities and $0.2 million of the increase is associated with interest and dividends, both arising from our ECAP investments.

Interest Expense.    Interest expense, primarily related to convertible securities and borrowings under Company Owned Life Insurance Policies (“COLI”) policies, was $10.2 million, a decrease of $0.3 million from $10.5 million in the prior year due to declining rates.

Provision for Income Taxes.    The provision for income taxes was $19.6 million in fiscal 2006 compared to $20.3 million in fiscal 2005. The provision for income taxes in the current year reflects a 25.4% effective tax rate. In the third quarter of the current fiscal year, the Company recovered $4.6 million on a previously impaired investment, which management considers a non-recurring event. When the investment was originally impaired in fiscal year 2002, a deferred tax asset was booked with a 100% valuation allowance due to the uncertainty regarding the Company’s ability to realize a capital loss deduction after the sale of the investment. As a result, there was no tax expense booked on the loss recovery during the current fiscal year as there is no taxable income associated with the recovery. In the fourth quarter of the current fiscal year, the Company recorded a tax benefit of $8.6 million resulting from the conclusion, on February 16, 2006, of an audit of the Company’s U.S. Federal Income Tax returns for the years ended April 30, 1997 through April 30, 2003. The Company also recorded $2.1 million in tax expense for the expected tax consequences of repatriating certain funds that had previously been considered as permanently reinvested abroad. Excluding these events, the effective tax rate for the year would have been 36.0%.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings was $2.0 million compared to $0.2 million last year, resulting from increased profitability in both subsidiaries. Dividends received from the Company’s unconsolidated subsidiaries equaled $2.7 million in the current year, and is reflected as a reduction in the carrying value of our investment. Fiscal 2005 equity in earnings included an adjustment of $0.9 million related to stock options issued to our Mexican subsidiaries’ employees.

Fiscal 2005 Compared to Fiscal 2004

Fee Revenue

Fee revenue increased $123.9 million, or 38%, to $452.2 million in fiscal 2005 compared to $328.3 million in fiscal 2004. The improvement in fee revenue is attributable to an increase in both the number of engagements billed in addition to increases in average fees. Exchange rates favorably impacted fee revenues by $12.1 million in 2005.

Executive Recruitment—Executive recruitment fee revenue increased $104.2 million, or 35%, due to an increase in both the number of new engagements billed and average fees. North America fee revenue increased $55.2 million, or 32%, to $225.9 million due to a 25% increase in the number of engagements billed as well as a 6% increase in average fees. Europe reported fee revenue of $110.5 million, an increase of $32.2 million, or 41%, compared to last year driven by an increase of 9% in the number of engagements billed as well a 30% increase in average fees. Strong performances in the financial services sector along with individual countries such as the United Kingdom, the Netherlands, and France contributed to the overall increase in the region’s revenue as compared to fiscal 2004. Exchange rates favorably impacted Europe fee revenue by $8.3 million in the current year. Asia Pacific fee revenue increased $14.4 million, or 39%, to $51.2 million, compared to last year due to a 16% increase in the number of engagements billed and a 20% increase in average fees. Exchange rates favorably impacted Asia Pacific fee revenue by $1.5 million in the current year. South America reported fee revenue of $10.8 million, an increase of $2.5 million, or 29%, of which $0.2 million related to the favorable impact of exchange rates. South America also reflected a 19% increase in the number of engagements billed as well as an 8% increase in average fees in fiscal 2005.

Futurestep—Fee revenue increased $19.6 million, or 57%, to $53.9 million in fiscal 2005 compared to $34.2 million in fiscal 2004. The improvement in fee revenue is due to an increase in the number of engagements billed combined with our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $9.8 million, or 82%, to $21.8 million reflecting the success of our large engagement strategy. Europe fee revenue increased $5.4 million, or 33%, to $21.5 million. Exchange rates favorably impacted Futurestep Europe fee revenue by $1.5 million. Asia Pacific fee revenue increased $4.5 million, or 73% to $10.6 million. Exchange rates favorably impacted Futurestep Asia Pacific fee revenue by $0.6 million.

Compensation and Benefits

Compensation and benefits expense increased $71.7 million, or 32%, to $292.9 million in fiscal 2005 from $221.2 million in fiscal 2004. Increased headcount as well as increased profitability awards contributed significantly to the overall increase in expense since 2004. Exchange rates impacted compensation and benefits expense unfavorably by $7.3 million in fiscal 2005.

Executive recruitment compensation and benefits costs of $244.5 million increased $57.9 million, or 31%, compared to $186.6 million in the prior year due to increased profitability-based rewards as well as increased consultant headcount, which increased by 5% over the prior year. Overall headcount in executive recruitment also increased by 93 or 8% since 2004, which factored in the increase in expense over the prior year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $6.0 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, declined to 61% from 63% in the prior year, as a result of increased productivity by our consultants.

Futurestep compensation and benefits expense increased $10.4 million, or 44%, to $34.1 million from $23.7 million in the prior year primarily due to additional consultants hired and increased variable compensation. The average number of consultants increased by 29 or 62%, as the Company continued to invest in key personnel integral to the continued growth in the Futurestep business. Total headcount increased by 68 employees or 32% since fiscal 2004. Exchange rates impacted Futurestep compensation and benefits expense unfavorably by $1.3 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, declined to 63% from 69% in 2004.

Corporate compensation and benefits expense increased $3.3 million, or 31%, to $14.3 million, reflecting increased profitability based rewards and executive benefits. Additionally, a $2.1 million increase was noted in increased amortization in relation to deferred compensation plans, resulting from additional employer contributions, as well as market gains.

General and Administrative Expenses

General and administrative expenses increased $11.9 million, or 17%, to $83.5 million in fiscal 2005 compared to $71.6 million in 2004. The increase was noted mainly in a $7.8 million increase in general expenses, which included increased premise and office, audit and meetings expense, especially in the North America Search region. Increased bad debt expense of $2.4 million and business development expense of $1.7 million, which reflected increased business activity also contributed to the overall variance since fiscal 2004. Exchange rates unfavorably impacted general and administrative expenses by $2.1 million in the fiscal 2005.

Executive recruitment general and administrative expenses of $63.4 million increased $8.3 million, or 15%, due to increased professional fees, provision for doubtful accounts and business development costs as a result of increased business activity. Additionally, partner meetings held worldwide contributed to the overall increase since 2004. Exchange rates impacted general and administrative expense unfavorably by $1.7 million. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 16% from 19% in 2004.

Futurestep general and administrative expenses increased $2.8 million, or 38%, to $10.1 million due to an increase of $1.6 million in general expenses, $0.7 million in premise and office expense, $0.4 million in business development expense, and $0.1 million in bad debt expense. General expense increases related mainly to increased meetings expense in the North American and Asian regions, as well as increased audit expenses in North America arising from increased global fees in 2005. Futurestep general and administrative expenses, as a percentage of fee revenue, declined to 19% from 21% in 2004.

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

Depreciation and Amortization Expenses.    Depreciation and amortization expense of $8.4 million in fiscal 2005 decreased $1.6 million, or 16%, from prior year as certain fixed assets became fully depreciated in fiscal 2004.

Operating Income (Loss)

Operating income increased $50.0 million to $65.8 million in fiscal 2005 compared to $15.8 million in fiscal 2004, resulting from increased profitability. Fiscal 2004 operating income included $8.5 million of restructuring charges.

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

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $3.4 and $1.8 million in fiscal 2005 and 2004, respectively. In addition, during fiscal 2005, the Company recognized $1.0 million in relation to the sale of an investment as well as $0.3 million in realized gains as a result of the sale of equity securities.

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

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one line adjustment to net income (loss). Equity in earnings was $0.2 million in fiscal 2005 compared to $1.0 million in fiscal 2004. Fiscal 2005 equity in earnings included an adjustment of $0.9 million related to stock options issued to our Mexican subsidiaries’ employees.

Liquidity and Capital Resources

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs or obtain financing to meet our cash needs. There are no trends or demands or commitments that would materially affect liquidity or those that relate to the Company’s resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2006 (in thousands):

	Payments due for the years ended April 30,
	Total	2007	2008 and 2009	2010 and 2011	Thereafter
Operating lease commitments(1)	$76,292	$14,348	$25,742	$19,170	$17,032
Accrued restructuring charges(2)	7,868	1,823	2,621	3,424	—
Long-term debt(3)	45,147	—	—	45,147	—
Convertible mandatorily redeemable preferred stock(3)	10,989	—	—	10,989	—
Interest payments (4)	22,041	5,503	10,623	5,915	—

Total	$162,337	$21,674	$38,986	$84,645	$17,032

(1)	See Note 13, Commitments and Contingencies, in the notes to consolidated financial statements for additional information.
(2)	See Note 5, Restructuring Liabilities, in the notes to consolidated financial statements for additional information. Note that the above amounts represent rent payments, net of sublease income, on an undiscounted basis.
(3)	See Note 10, Convertible Mandatorily Redeemable Securities, in the notes to consolidated financial statements for additional information.
(4)	See Note 10, Primarily related to the borrowings on our convertible securities.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 7, Deferred Compensation and Retirement Plans, Pension Plan, Company Owned Life Insurance Policies and Executive Capital Accumulation Plan.

We also make interest payments on our COLI loans. These loans are described in Note 11, Long-Term Debt. As the timing of these loan repayments are uncertain, we have not included these obligations in the table above.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment.

Liquidity

The following table presents selected financial information (in thousands):

	As of April 30,
	2006	2005	2004
Cash and cash equivalents	$257,543	$199,133	$108,102
Marketable securities	20,654	7,815	—
Working capital	218,209	146,071	88,436
Long-term debt	45,147	44,949	44,400
Convertible mandatorily redeemable preferred stock	10,989	10,795	10,512

The increase in our working capital of $72.1 million in fiscal 2006 compared to fiscal 2005 is due to the increase in current assets of $90.0 million offset by the current liability increase of $17.9 million.

The current asset increase of $90.0 million is related to the increase in cash of $58.4 million, marketable securities of $12.8 million, accounts receivable of $18.5 million and prepaid expenses of $0.3 million. Increases in cash are reflective of collections on billed receivables arising from increased revenue in the current year as well as cash received from stock option exercises, income from our investment accounts and the sale of an impaired investment, offset by stock repurchases in relation to the Company’s common stock repurchase program approved by the Board on December 7, 2005. The increase in marketable securities is reflective of additional employee and employer contributions as well as current year market gains in the Company’s Executive Capital Accumulation Plan (“ECAP”).

Current liabilities increased by $17.9 million, relating to an increase in accrued compensation and benefits payable of $14.9 million, accounts payable of $2.5 million and income taxes payable of $1.7 million, offset by a decrease in other accrued liabilities of $1.2 million. The increase in accrued compensation and benefits is a direct result of increased global headcount as well as increased profitability based compensation accruals. The larger volume of business activity contributed to increases in accounts payable. The decrease in other accrued liabilities reflects a decrease in the Company’s restructuring liability of $2.0 million offset by an increase of $0.8 million globally in miscellaneous other accruals, primarily vacation and other legal expenses, arising from increased headcount and increased expenses incurred in relation to engagements and the establishment of new offices, respectively.

The increase in our working capital of $57.6 million in fiscal 2005 compared to fiscal 2004 is due to the increase in current assets of $118.7 million related to the increase in cash of $91.0 million, marketable securities of $7.8 million, accounts receivable of $16.6 million and prepaid expenses of $3.6 million. Cash increases reflected increased profitability and collection in 2005 versus 2004. The increase in current liabilities of $61.0 million related to an increase in accrued compensation and benefits payable of $46.1 million, income taxes payable of $12.4 million and other accrued liabilities of $4.0 million. Increased revenues contributed to an increase in compensation expenses and related accruals, including salary and bonus, as well as income tax in 2005.

Cash provided by operating activities was $80.5 million in the current year, a decrease of $7.3 million, from $87.8 million in fiscal 2005. The decrease in cash provided by operating activities is primarily due to the timing of payments and accruals of the Company’s fiscal bonuses. In the twelve months ended April 30, 2005, the difference between the accrual of the fiscal 2005 bonus and the payment of the fiscal 2004 bonus in July 2004 was significant due to a substantial increase in revenue and profitability in 2005 over 2004. In the twelve months ended April 30, 2006, the difference between the accrual of fiscal 2006 bonus and the payment of fiscal 2005 bonus in July 2005, or the first quarter of fiscal 2006, was not as significant. The decrease was also due to the $4.6 million loss recovery on a previously impaired investment in the current year. These items were offset by increases in net income, larger stock option tax benefits due to increased stock option exercises and higher stock prices in the current year and greater deferred compensation expense. The Company’s deferred compensation liability increased by $8.1 million to $12.7 million compared to $4.6 million in the prior year period, as the Company has moved from stock option grants to restricted stock grants and ECAP contributions.

Cash used in investing activities was $21.7 million for fiscal 2006, compared to $14.4 million used in the prior year. In the twelve months ended April 30, 2006, the Company invested $10.2 million in marketable securities in conjunction with our ECAP program, an increase of $2.4 million over the prior year. Comparing 2005 to 2004, this increased by $7.8 million, as the Company continues to trend towards investing in ECAP as an employee incentive over stock option grants.

Capital expenditures totaled $11.3 million, $7.5 million, and $1.9 million for fiscal 2006, 2005 and 2004, respectively. The increase in fiscal 2006 of $3.8 million as compared to the prior year primarily related to increased systems hardware and software costs. These expenditures primarily related to the rollout of SAP in 16 countries in Europe and Asia in the current fiscal year. Internally-developed software projects, including KF-One as well as the continued implementation of financial reporting software, also contributed to the overall increase in capital expenditures. The increase of $5.6 million between 2005 and 2004 related mainly to increased leasehold improvements and computer software additions in North America, Europe and Asia Search in 2005.

COLI premiums on life insurance policies have decreased since 2004, with both 2006 and 2005 balances of $1.9 million, a $3.0 million decrease since 2004 as the Company redeemed certain policies and elected not to pay premiums on others.

Cash provided by financing activities was $1.2 million in fiscal 2006, a $14.5 million decrease from 2005. In the current fiscal year, the Company repurchased $20.7 million of stock, $18.6 million of which related to the previously announced stock buyback program in December 2005, as we continue to reinvest in the business. These repurchases were offset by proceeds received from the exercise of stock options of $20.0 million in the current fiscal year, as employees exercised options, including certain options granted in fiscal 1999 that expired in the current fiscal year. As compared to prior years, proceeds received in relation to stock option exercises have increased due to the increasing stock price as well as the continued growth and popularity of our Employee Stock Purchase Program (“ESPP”), under which the number of shares purchased has increased by 20% since the prior year and 55% since its introduction in fiscal year 2004. Due to the Company’s growing cash position in recent years as well as the timing and amounts of life insurance premiums due, we have trended towards decreasing loans taken against our life insurance policies. In addition, in fiscal 2004, we made payments on stockholder acquisition notes of $5.0 million and received funds from borrowings under our COLI policies of $3.8 million.

Long Term Debt

Total outstanding borrowings under our COLI policies were $58.4 million, $56.6 million and $57.6 million as of April 30, 2006, 2005 and 2004, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $129.0 million, $121.7 million and $116.4 million as of April 30, 2006, 2005 and 2004, respectively. At April 30, 2006, the net cash value of these policies was $70.6 million of which $61.1 million was held in a trust.

As of April 30, 2006, we had $45.1 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility which we amended in February 2005 to a $50 million borrowing capacity with no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of April 30, 2006, we had no outstanding borrowings on our credit facility.

Quarterly Results

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2006 and 2005. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented (dollars in thousands, except per share amounts).

	Quarters Ended
	Fiscal 2006				Fiscal 2005
	April 30	Jan. 31	Oct. 31	July 31	April 30	Jan. 31	Oct. 31	July 31
Fee revenue	$145,266	$129,626	$125,789	$122,201	$123,996	$116,885	$108,505	$102,807
Operating income	20,637	18,714	18,086	18,745	18,624	17,104	15,470	14,583
Net income	20,300	16,613	10,904	11,613	11,715	9,824	8,709	8,371
Net income per share
Basic	0.51	0.41	0.27	0.30	0.30	0.25	0.23	0.22
Diluted	0.45	0.37	0.25	0.27	0.27	0.23	0.21	0.20

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. We will adopt Statement 123(R) on May 1, 2006 using the modified-prospective method.

As permitted by Statement 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption on May 1, 2006.

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

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of comprehensive income on our consolidated Statement of Stockholders’ Equity.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the year ended April 30, 2006, we recognized foreign currency losses, after income taxes, of $0.4 million primarily related to our Europe operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company ‘s exchange loss would have been $0.9 million, $1.5 million and $2.0 million, respectively, based on outstanding balances at April 30, 2006.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2006, we had no outstanding balance on our credit facility. We have $58.4 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2006 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

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

No changes or disagreements were noted in the current fiscal year.

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

There were no changes in our internal control over financial reporting during the fourth fiscal quarter or that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses. See Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting and Management’s Report on Internal Control Over Financial Reporting on pages F-2 and F-3, respectively.

Annual Certifications

The Company submitted an Annual CEO Certification to the New York Stock Exchange with respect to fiscal 2005 pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

The Company filed the CEO and CFO Certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual report on Form 10-K for the year ended April 30, 2006.

Item 9B.    Other Information

Not applicable.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director—Class 2005,” “Nominees for Director—Class 2006,” “Nominees for Directors—Class 2007” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2006 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

The information required by this Item will be included under the captions “Executive Compensation—Summary Compensation Table,” “Executive Compensation—Option Grant Table,” “Executive Compensation—Aggregated Option Exercises and Year-end Option Values” and “Employment Agreements” and elsewhere in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” in our 2006 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements

Page
1.	Index to Financial Statements:
	See Consolidated Financial Statements included as part of this Form 10-K.	F-1
Pursuant to Rule 7-05 of Regulation S-X, the schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements.

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

10.7	*	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.8	*

Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

10.9	*	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by Reference.

10.10	*

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

10.18	*

Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004, and incorporated herein by reference.

10.19

Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by Reference.

Exhibit Number		Description of Exhibit
10.21	*

Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as an Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.22	*

Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as an Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.23	*

Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as an Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003, and incorporated herein by reference.

10.24	*	Employee Stock Purchase Plan filed as an Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.

10.25	*

Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as an Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.26

Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.27	*

Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004 , filed as an Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

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

10.30	*

Fourth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 7, 2005, filed as an Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2005, and incorporated herein by reference.

10.31		Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006, and incorporated herein by reference.

10.32	*	Fifth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated April 26, 2006.

21.1		Subsidiaries of Korn/Ferry International.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney (contained on signature page).

31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer, Chief Financial Officer and Executive Vice President

Date: July 7, 2006

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

Signature	Title	Date

/s/ PAUL C. REILLY Paul C. Reilly	Chairman of the Board and Chief Executive Officer	July 7, 2006

/s/ GARY D. BURNISON Gary D. Burnison	Chief Operating Officer, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	July 7, 2006

/s/ JAMES E. BARLETT James E. Barlett	Director	July 7, 2006

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	July 7, 2006

/s/ SAKIE FUKUSHIMA Sakie Fukushima	Director	July 7, 2006

/s/ PATTI S. HART Patti S. Hart	Director	July 7, 2006

Signature	Title	Date

/s/ DAVID L. LOWE David L. Lowe	Director	July 7, 2006

/s/ EDWARD D. MILLER Edward D. Miller	Director	July 7, 2006

/s/ IHNO SCHNEEVOIGT Ihno Schneevoigt	Director	July 7, 2006

/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	July 7, 2006

/s/ KEN WHIPPLE Ken Whipple	Director	July 7, 2006

/s/ HARRY L. YOU Harry L. You	Director	July 7, 2006

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Korn/Ferry International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

June 28, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Stockholders and Board of Directors

Korn/Ferry International

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Korn/Ferry International and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Korn/Ferry International and its subsidiaries maintained effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006 and our report dated June 28, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 28, 2006

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2006, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 28, 2006

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30,
	2006	2005
ASSETS
Cash and cash equivalents	$257,543	$199,133
Marketable securities	20,654	7,815
Receivables due from clients, net of allowance for doubtful accounts of $8,818 and $7,307	87,287	68,942
Income tax and other receivables	5,328	6,004
Deferred income taxes	9,669	8,864
Prepaid expenses	14,019	13,710

Total current assets	394,500	304,468

Property and equipment, net	20,533	18,287
Cash surrender value of company owned life insurance policies, net of loans	70,592	65,047
Deferred income taxes	32,267	30,889
Goodwill	109,484	107,014
Deferred financing costs, investments and other	8,115	8,463

Total assets	$635,491	$534,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,731	$7,196
Income taxes payable	17,138	15,400
Compensation and benefits payable	121,885	107,009
Other accrued liabilities	27,537	28,792

Total current liabilities	176,291	158,397

Deferred compensation and other retirement plans	71,790	59,134
Long-term debt	45,147	44,949
Other	7,523	7,991
7.5 % Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	10,989	10,795

Total liabilities	311,740	281,266
Stockholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 43,628 and 41,268 shares issued and 41,201 and 39,888 shares outstanding	344,285	330,745
Retained deficit	(23,154)	(82,584)
Unearned restricted stock compensation	(7,731)	(4,355)
Accumulated other comprehensive income	10,910	9,679

Stockholders’ equity	324,310	253,485
Less: Notes receivable from stockholders	(559)	(583)

Total stockholders’ equity	323,751	252,902

Total liabilities and stockholders’ equity	$635,491	$534,168

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2006	2005	2004
Fee revenue	$522,882	$452,194	$328,331
Reimbursed out-of-pocket engagement expenses	28,887	24,183	22,372

Revenue	551,769	476,377	350,703

Compensation and benefits	341,196	292,913	221,177
General and administrative expenses	93,462	83,544	71,623
Out-of-pocket engagement expenses	31,927	25,702	23,557
Depreciation and amortization	9,002	8,437	10,030
Restructuring charges	—	—	8,526

Total operating expenses	475,587	410,596	334,913

Operating income	76,182	65,781	15,790

Interest and other income, net	11,086	3,360	1,779
Interest expense	10,244	10,463	9,903

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	77,024	58,678	7,666

Provision for income taxes	19,594	20,251	3,218
Equity in earnings of unconsolidated subsidiaries	2,000	193	955

Net income	$59,430	$38,620	$5,403

Basic earnings per common share	$1.49	$1.00	$0.14

Basic weighted average common shares outstanding	39,890	38,516	37,466

Diluted earnings per common share	$1.32	$0.90	$0.13

Diluted weighted average common shares outstanding	47,270	46,229	40,311

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares	Common Stock	Retained Deficit	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
Balance as of April 30, 2003	37,590	$302,021	$(126,607)	$(1,560)	$(6,044)	$167,810
Purchase of stock	(171)	(1,885)				(1,885)
Issuance of stock	452	3,782				3,782
Issuance of restricted stock	302	2,672		(2,672)
Forfeiture of restricted stock	(3)	(45)		45
Amortization of unearned restricted stock compensation				1,846		1,846
Tax benefit from exercise of stock options		458				458
Comprehensive income:
Net income			5,403			5,403	$5,403
Foreign currency translation adjustments					4,448	4,448	4,448

Comprehensive income							$9,851

Balance as of April 30, 2004	38,170	$307,003	$(121,204)	$(2,341)	$(1,596)	$181,862
Purchase of stock	(187)	(3,486)				(3,486)
Issuance of stock	1,695	18,266				18,266
Issuance of restricted stock	210	4,049		(4,049)		—
Amortization of unearned restricted stock compensation				2,035		2,035
Variable stock-based compensation		1,076				1,076
Tax benefit from exercise of stock options		3,837				3,837
Comprehensive income:
Net income			38,620			38,620	$38,620
Reclassification adjustment for gains included in net income					(639)	(639)	(639)
Unrealized gain on marketable securities, net of taxes					1,122	1,122	1,122
Foreign currency translation adjustments					10,792	10,792	10,792

Comprehensive income							$49,895

Balance as of April 30, 2005	39,888	$330,745	$(82,584)	$(4,355)	$9,679	$253,485
Purchase of stock	(1,045)	(20,687)				(20,687)
Issuance of stock	1,941	20,049				20,049
Issuance of restricted stock	417	7,471		(7,511)		(40)
Amortization of unearned restricted stock compensation				4,135		4,135
Variable stock-based compensation		837				837
Tax benefit from exercise of stock options		5,870				5,870
Comprehensive income:
Net income			59,430			59,430	$59,430
Reclassification adjustment for gains included in net income					(573)	(573)	(573)
Unrealized gain on marketable securities, net of taxes					872	872	872
Foreign currency translation adjustments					932	932	932

Comprehensive income							$60,661

Balance as of April 30, 2006	41,201	$344,285	$(23,154)	$(7,731)	$10,910	$324,310

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2006	2005	2004
Cash from operating activities:
Net income	$59,430	$38,620	$5,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,002	8,437	10,030
Interest paid in kind and amortization of discount on convertible securities	975	1,415	4,527
Gain (loss) on disposition of property and equipment	59	(7)	396
Provision for doubtful accounts	6,475	5,481	3,034
Gains on cash surrender value of life insurance policies	(5,460)	(5,682)	(4,453)
Realized gains on marketable and equity securities	(1,234)	(1,303)	—
Recovery on investment loss	(4,685)	—	—
Deferred income tax benefit	(2,183)	(3,081)	(3,613)
Tax benefit from exercise of stock options	5,870	3,837	458
Asset impairment charges	—	—	464
Non cash compensation arrangements	6,246	4,234	1,870
Change in other assets and liabilities:
Deferred compensation	12,656	4,550	4,439
Receivables	(19,459)	(22,437)	(2,406)
Prepaid expenses	(309)	(3,582)	275
Investment in unconsolidated subsidiaries	(3,160)	(1,676)	(1,080)
Income taxes payable	1,566	12,444	2,956
Accounts payable and accrued liabilities	15,470	49,053	10,555
Other	(803)	(2,520)	(2,918)

Net cash provided by operating activities	80,456	87,783	29,937

Cash from investing activities:
Purchase of property and equipment	(11,310)	(7,525)	(1,927)
Purchase of marketable securities	(10,198)	(7,815)	—
Business acquisitions	(1,049)	(419)	—
Premiums on life insurance policies	(1,853)	(1,894)	(4,879)
Proceeds from surrender of life insurance policies	—	—	12,762
Proceeds from life insurance policy benefits	—	737	1,061
Proceeds from sale of equity securities	—	992	—
Purchase of Futurestep minority shares	—	—	(570)
Dividends received from unconsolidated subsidiaries	2,669	1,476	1,132

Net cash (used in) provided by investing activities	(21,741)	(14,448)	7,579

Cash from financing activities:
Payment of acquisition notes	—	—	(5,018)
Payments on life insurance policy loans	—	(3,264)	(13,341)
Borrowings under life insurance policies	1,768	4,114	3,834
Purchase of common stock	(20,687)	(3,486)	(1,966)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with employee stock purchase plan	20,049	18,227	3,608
Receipts on stockholders’ notes	24	27	265

Net cash provided by (used in) financing activities	1,154	15,618	(12,618)

Effect of exchange rate changes on cash flows	(1,459)	2,078	519

Net increase in cash and cash equivalents	58,410	91,031	25,417
Cash and cash equivalents at beginning of the year	199,133	108,102	82,685

Cash and cash equivalents at end of the year	$257,543	$199,133	$108,102

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

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

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Investments in companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value or at cost if the investment is publicly traded or if the investment is not publicly traded. Dividends and other distributions of earnings from both market-value and cost-method investments are included in other income when declared. Dividends received from our two unconsolidated subsidiaries in Mexico were $2.7 million and $1.5 million in the years ended April 30, 2006 and 2005, respectively. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income until the investment is sold or an unrealized loss is no longer considered temporary, at which time the realized or recognized gain or loss is included in operations.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expense based on historical experience. After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible. Total write-offs of accounts receivable were $4,818, $4,333 and $4,074 for fiscal 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible and mature within three months from the date of purchase.

Net cash provided by operating activities includes cash payments for interest of $4,401, $6,757 and $4,818 in fiscal 2006, 2005 and 2004, respectively. Cash payments (refunds) for income taxes, amounted to $14,033, $6,731, and ($4,055) in fiscal 2006, 2005 and 2004, respectively.

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of April 30, 2006. The changes in fair values are recorded as unrealizable gains (losses) as a separate component of stockholders’ equity. The fair values of available-for-sale investments by type as of April 30, 2006 and 2005 are as follows:

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Fixed income mutual fund	$3,067	$—	$(114)	$2,953
Equity securities	16,045	1,718	(62)	17,701

Total	$19,112	$1,718	$(176)	$20,654

2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Fixed income mutual fund	$1,254	$—	$(1)	$1,253
Equity securities	6,492	81	(11)	6,562

Total	$7,746	$81	$(12)	$7,815

The primary objectives for these investments are liquidity and safety of the principal. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s annual goodwill impairment test was performed as of January 31, 2006. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2006.

Changes in the carrying amount of goodwill, by segment, for the years ended April 30, 2006 and 2005 were as follows:

	North America	Europe	Asia Pacific	Total Executive Recruiting	Futurestep	Total
Balance as of April 30, 2004	$45,923	$26,205	$972	$73,100	$25,381	$98,481
Additions	—	419	—	419	—	419
Exchange rate fluctuations	4,312	2,111	—	6,423	1,691	8,114

Balance as of April 30, 2005	$50,235	$28,735	$972	$79,942	$27,072	$107,014
Additions	1,049	—	—	1,049	—	1,049
Exchange rate fluctuations	3,110	(833)	—	2,277	(856)	1,421

Balance as of April 30, 2006	$54,394	$27,902	$972	$83,268	$26,216	$109,484

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

Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. Early adoption is permitted. The Company will adopt Statement 123(R) on May 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods: (1) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date or (2) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures in all prior periods presented. The Company will adopt Statement 123(R) using the modified-prospective method.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time as it depends on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in the table below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future as they depend on, among other things, when employees exercise stock options, the amount of operating cash flows recognized for such tax deductions was $5.9 million, $3.8 million, and $0.5 million in fiscal 2006, 2005, and 2004 respectively.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Fiscal Year Ended April 30,
	2006	2005	2004
Net income, as reported	$59,430	$38,620	$5,403
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported, net	3,643	2,302	2,244
Employee stock compensation expense determined under the fair-value based method, net	(9,483)	(8,769)	(13,622)

Net income (loss), as adjusted	$53,590	$32,153	($5,975)

Interest expense on convertible securities, net of related tax effects	3,113	3,103	—

Net income (loss) for diluted EPS, as adjusted	$56,703	$35,256	($5,975)

Basic EPS
As reported	$1.49	$1.00	$0.14
Pro forma	$1.38	$0.83	$(0.16)
Dilutive EPS
As reported	$1.32	$0.90	$0.13
Pro forma	$1.20	$0.76	$(0.16)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

The weighted average fair value of options granted in fiscal 2006, 2005 and 2004 was $17.99, $10.29 and $3.92, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with a zero dividend rate. The following assumptions were used by the Company for options granted in the respective periods:

	Fiscal Year Ended April 30,
	2006	2005	2004
Expected stock volatility	50.0%	63.1%	63.5%
Risk-free interest rate	3.83%	3.69%	3.60%
Expected option life (in years)	4.50	4.50	4.50

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Foreign currency (gains) and losses, on an after tax basis, included in net income, were $374, ($439) and ($13) in fiscal 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices.

At April 30, 2006, the carrying value of the Company’s long term debt and convertible mandatorily redeemable preferred stock was $45,147 and $10,989, respectively. The long term debt has a fair value of approximately $93,869 and the convertible mandatorily redeemable preferred stock has a fair value of approximately $23,467 at April 30, 2006. The fair value of these instruments was estimated assuming the holder had converted the securities to common stock at a conversion price of $10.14 based on the Company’s stock price of $21.00 at April 30, 2006. If the conversion had occurred at April 30, 2006, the holder would have received a total of 4,470,000 and 1,117,000 shares for the debt and stock, respectively.

At April 30, 2005, the carrying value of the Company’s long term debt and convertible mandatorily redeemable preferred stock was $44,949 and $10,795, respectively. Using the same method described above, the Company’s long-term debt and convertible mandatorily redeemable preferred stock had a fair value of approximately $64,353 and $16,088, respectively, at April 30, 2005. The fair value of these instruments was estimated assuming the holder had converted the securities to common stock at a conversion price $10.19 based

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

on the Company’s stock price of $14.40 at April 30, 2005. If the conversion had occurred at April 30, 2005, the holder would have received a total of 4,470,000 and 1,117,000 shares for the debt and stock, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2006, the Company had no significant credit concentrations.

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

	2006	2005	2004
Net income (Numerator):
Net income	$59,430	$38,620	$5,403
Interest expense on convertible securities, net of related tax effects	3,113	3,103	—

Net income for diluted EPS	$62,543	$41,723	$5,403

Shares (Denominator):
Weighted average shares for basic EPS	39,890	38,516	37,466
Effect of:
Convertible subordinated notes	4,470	4,470	—
Convertible preferred stock	1,117	1,118	1,109
Warrants	95	93	—
Restricted stock	273	182	159
Stock options	1,412	1,831	1,558
Employee stock purchase plan	13	19	19

Adjusted weighted average shares for diluted EPS	47,270	46,229	40,311

Basic earnings per share	$1.49	$1.00	$0.14
Diluted earnings per share	$1.32	$0.90	$0.13

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive. If the assumed exercises of convertible notes, preferred stock and in-the-money options and warrants had been used, the fully dilutive shares outstanding for the years ended April 30, 2004 would have been 44,746.

3.    Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income is as follows:

	Year Ended April 30,
	2006	2005	2004
Net income	$59,430	$38,620	$5,403
Reclassification adjustment for gains included in net income	(573)	(639)	—
Unrealized gain on marketable securities, net of taxes	872	1,122	—
Foreign currency translation adjustments	932	10,792	4,448

Comprehensive income	$60,661	$49,895	$9,851

The accumulated other comprehensive income at April 30, 2006 is comprised of foreign currency translation adjustments and unrealized gains of $10,128 and $782, respectively. The accumulated other comprehensive income at April 30, 2005 included foreign currency translation adjustments and unrealized gains of $9,196 and $483, respectively. Comprehensive income includes income tax adjustments of $1,103 and $1,239 as of April 30, 2006 and 2005, respectively.

4.    Employee Stock Plans

Stock Option Plans

The maximum number of shares of common stock reserved for stock option issuance is 16 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or stock appreciation rights (“SARs”). Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period and generally expire ten years from the date of grant. Stock options are granted at a price equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management typically receives stock option grants upon commencement of employment.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

The status of stock options and SARs issued under the Company’s performance award plans are summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding at April 30, 2003	7,716	$12.13
Granted	2,249	$8.66
Exercised	(311)	$8.95
Canceled/forfeited	(696)	$13.28

Outstanding at April 30, 2004	8,958	$11.28
Granted	815	$19.11
Exercised	(1,581)	$10.49
Canceled/forfeited	(363)	$13.79

Outstanding at April 30, 2005	7,829	$12.14
Granted	837	$17.99
Exercised	(1,783)	$9.81
Canceled/forfeited	(141)	$15.13

Outstanding at April 30, 2006	6,742	$13.42

Included in the table above are 88,867 SARs outstanding as of April 30, 2006 with a weighted average strike price of $11.29.

Summary information about the Company’s stock options and SARs outstanding at April 30, 2006 is presented in the following table (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of 4/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Excerciseable as of 4/30/06	Weighted Average Exercise Price
$6.16–$7.38	1,547	5.8	$7.36	1,545	$7.36
$7.39–$11.00	1,475	7.1	$8.25	901	$8.30
$11.01–$14.50	588	4.5	$12.97	517	$13.04
$14.51–$37.80	3,132	5.2	$18.93	1,750	$19.55

	6,742	5.7	$13.42	4,713	$12.69

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

The status of the Company’s unvested restricted common stock is summarized below:

	Number of Shares	Weighted Average Fair Value
Outstanding at April 30, 2004	406,425	$10.06
Issuances	210,384	$19.37
Vested	(178,491)	$11.74

Outstanding at April 30, 2005	438,318	$13.84
Issuances	417,623	$17.97
Vested	(168,901)	$12.13

Outstanding at April 30, 2006	687,040	$16.63

Compensation expense related to these awards is charged on a straight-line basis over the three year vesting period and totaled $4,135, $2,035 and $1,846 for the fiscal years ending April 30, 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

In October 2003, the Company implemented an Employee Stock Purchase Plan (“ESPP”) that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the lower of the fair market price of the common stock on the first or last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. In fiscal year 2006 and 2005 employees purchased 183,000 shares at $15.06 per share and 153,000 shares at $13.14 per share, respectively. At April 30, 2006, the plan had approximately 1.1 million shares available for future issuance.

5.    Restructuring Liability

A roll-forward of the restructuring liability at April 30, 2006 is as follows:

	Severance	Facilities	Other	Total
Liability as of April 30, 2003	$821	$13,965	$—	$14,786
Charged to expense	6,704	1,421	401	8,526
Non-cash items	—	—	(401)	(401)
Payments	(6,678)	(5,495)	—	(12,173)

Liability as of April 30, 2004	847	9,891	—	10,738
Payments	(786)	(2,502)	—	(3,288)

Liability as of April 30, 2005	61	7,389	—	7,450
Payments	(1)	(1,984)	—	(1,985)

Liability as of April 30, 2006	$60	$5,405	$—	$5,465

The severance accrual includes amounts paid monthly and are expected to be paid in full by March 2007. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $3,642 is included in other long-term liabilities, which will be paid over the next six years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

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

The approved restructuring plan complied with all requirements of SFAS No. 146, “Accounting for Costs Associated with Exit of Disposal Activities,” which included management (a) had the authority to approve action and commit to the restructuring plan which was written and approved by the Board of Directors; (b) identified the number of employees to be terminated, the job classification or functions, their locations and their expected completion date; (c) established terms of the benefit arrangement, including the benefits that the employees were to receive upon termination; and (d) actions required to complete the plan indicated that it was unlikely that significant changes to the plan would occur.

	Fiscal Year Ended April 30, 2004
	Restructuring		Asset Impairment and Other	Total
	Severance	Facilities
Executive recruitment
North America	$455	$(191)	$—	$264
Europe	4,405	309	196	4,910
Asia/Pacific	160	—	—	160
South America	58	—	—	58

Total executive recruitment	5,078	118	196	5,392
Futurestep	1,474	1,303	205	2,982
Corporate	152	—	—	152

Total	$6,704	$1,421	$401	$8,526

Executive recruitment severance of $5,078 included 112 employees terminated. The $118 of facilities restructuring charge is net of an $875 favorable adjustment related to previously reported restructured properties as a result of subleases executed at better terms than originally anticipated. The facilities restructuring charge primarily related to lease termination costs, net of estimated sublease income, for excess space in three executive recruitment offices. The other asset impairment charge of $196 related to the write-down of related fixed assets.

Futurestep severance of $1,474 included 43 employees terminated. Facilities of $1,303 primarily related to five Futurestep offices that were closed as employees were co-located with executive recruitment offices. The other asset impairment charge of $205 related to the write-down of related fixed assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

6.    Employee Tax Deferred Savings Plan

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $544, $948 and $478 for fiscal 2006, 2005 and 2004, respectively.

7.	Deferred Compensation and Retirement Plans, Pension Plan, Company Owned Life Insurance Policies and Executive Capital Accumulation Plan

The Company maintains several employee benefit plans. The total long-term benefit obligations for the deferred compensation, retirement, pension plans and Executive Capital Accumulation Plan (ECAP) were as follows:

	Fiscal Year Ended April 30,
	2006	2005
Deferred compensation plans	$48,532	$45,681
Pension plans	4,220	4,562
Retirement plans	2,409	2,838
ECAP	16,629	6,053

Total long-term benefit obligation	$71,790	$59,134

Deferred Compensation Plans

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

April 30, 2006

(dollars in thousands, except per share amounts)

Certain current and former employees also have individual deferred compensation arrangements with the Company which provide for payment of defined amounts over certain periods commencing at specified dates or events.

Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB” plans), covering certain executives in the United States and foreign countries. The WEB plans are designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrued and was fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the 36 consecutive months in the final 72 months of active full-time employment through June 2003. In June 2003, the Company froze the WEB plan, so as to not allow new participants, future accruals and future salary increases. This event was considered a curtailment which resulted in a gain of $634 in fiscal 2004. The Company did not make accruals for WEB plan participants for the two years ending April 30, 2006.

Accounting for Deferred Compensation and Pension Plans

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

International Retirement Plans

The Company also maintains various retirement plans statutorily required in seven foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2006 and 2005 is $2,409 for 73 participants and $2,838 for 66 participants, respectively. The Company’s contribution to these plans was $596 and $1,056 in fiscal 2006 and 2005, respectively.

Executive Capital Accumulation Plan

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). The ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. Company contributions into this plan are discretionary and are granted to key employees annually based on the employees’ performance. In addition, certain key management may receive Company ECAP contributions upon

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

commencement of employment. Participants generally vest in Company contributions over a three-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. In the current fiscal year, two similar plans were fully implemented in our Asian and Canadian regions.

Employer ECAP contributions were $8,409, $5,409, and $1,215 in fiscal 2006, 2005, and 2004, respectively. The Company expects to make an annual ECAP contribution of approximately $7.6 million in fiscal year 2007. In addition, the company may make ECAP contributions in fiscal 2007 if key employees are hired.

The roll-forward of the ECAP liability is as follows:

Total
Liability as of April 30, 2005	$6,053
Employee contributions	3,581
Amortization of employer contributions	4,549
Gain on investment	2,446

Liability as of April 30, 2006	$16,629

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2006	2005	2004
Deferred Compensation Plan:
Benefit obligation at beginning of year	$48,394	$44,911	$41,003
Service cost	1,677	1,740	1,287
Interest cost	3,178	3,253	3,110
Plan participants’ contributions with interest	1,021	1,397	1,405
Amortization of actuarial loss	360	187	529
Amortization of transition obligation	212	212	212
Benefits paid	(3,555)	(3,306)	(2,635)

Benefit obligation at end of year	51,287	48,394	44,911
Less: current portion of benefit obligation	(2,755)	(2,713)	(2,448)

Long-term benefit obligation at April 30, 2006	$48,532	$45,681	$42,463

	2006	2005	2004
Components of net periodic benefit costs:
Service cost	$1,677	$1,740	$1,287
Interest cost	3,178	3,253	3,110
Amortization of actuarial loss	360	187	529
Amortization of transition obligation	212	212	212

Net periodic benefit cost	$5,427	$5,392	$5,138

	2006	2005	2004
Weighted average assumptions
Discount rate (beginning of year)	5.75%	6.50%	6.50%
Discount rate (end of year)	6.25%	5.75%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

As of April 30, 2006 and 2005, the Company had unrecognized (gains)/losses related to the deferred compensation plans of ($1,894) and $7,478, respectively, due primarily to changes in assumptions of the discount rate used for calculating the accruals for future benefits. The Company amortizes unrecognized losses over the average remaining service period of active participants.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2006	2005	2004
Pension plan:
Benefit obligation at beginning of year	$4,665	$4,990	$5,589
Service cost	—	—	134
Interest cost	194	201	203
Curtailment gain	—	—	(634)
Amortization of actuarial gain	(86)	(150)	(178)
Benefits paid	(427)	(376)	(124)

Benefit obligation at end of year	4,346	4,665	4,990
Less: current portion of benefit obligation	(126)	(103)	(48)

Long-term benefit obligation at April 30, 2006	$4,220	$4,562	$4,942

	2006	2005	2004
Components of net periodic benefit costs
Service cost	$—	$—	$134
Interest cost	194	201	203
Amortization of actuarial gain	(86)	(150)	(178)

Net periodic benefit cost	$108	$51	$159

	2006	2005	2004
Weighted average assumptions used to determine Benefit obligations at April 30
Discount rate (beginning of year)	5.75%	6.50%	6.50%
Discount rate (end of year)	6.25%	5.75%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

The accumulated benefit obligation for pension plans was $3,098 and $3,463 at April 30, 2006 and 2005, respectively. As of April 30, 2006 and 2005, the Company also had unrecognized gains related to the pension plan of $1,248 and $1,201, respectively, due to changes in assumptions of the discount rate used for calculating the accruals for future benefits, changes in assumptions related to the participant population and WEB plan accrual amounts. The Company amortizes unrecognized losses over the average remaining service period of active participants.

Estimated Future Benefit Payments.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid April 30:

	Pension Benefits	Deferred Compensation Plans
2007	$204	$3,379
2008	192	3,490
2009	200	3,612
2010	232	4,403
2011	204	4,072
Years 2012-2015	938	17,798

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

Company Owned Life Insurance (COLI)

The Company purchased COLI contracts insuring participants and former participants in the deferred compensation and pension plans. The gross CSV of these contracts of $128,965 and $121,652 is offset by outstanding policy loans of $58,373 and $56,607 in the accompanying consolidated balance sheets as of April 30, 2006 and 2005, respectively. Total death benefits payable, net of loans under COLI contracts, were $219,270 and $216,441 at April 30, 2006 and 2005, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2006, COLI contracts with a net cash surrender value of $61,147 and death benefits payable, net of loans, of $135,551 were held in trust for these purposes.

8.    Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision for domestic and foreign income taxes consists of the following:

	Fiscal Year Ended April 30,
	2006	2005	2004
Current income taxes:
Federal	$7,346	$8,608	$1,232
State	1,636	3,584	—
Foreign	12,795	11,140	5,600

Total	21,777	23,332	6,832
Deferred income taxes:
Federal	(86)	(1,812)	(2,110)
State	(1,285)	(1,166)	(741)
Foreign	(812)	(103)	(763)

Total	(2,183)	(3,081)	(3,614)

Provision for income taxes	$19,594	$20,251	$3,218

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2006	2005	2004
Domestic	$38,749	$27,530	$13,259
Foreign	38,275	31,148	(5,593)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$77,024	$58,678	$7,666

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate is attributed to the following:

	Fiscal Year Ended April 30,
	2006	2005	2004
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source income (loss), net of credits used	2.3	2.6	(10.0)
Income subject to net higher (lower) foreign tax rates	(1.8)	0.2	30.7
COLI (increase) decrease, net	(2.6)	(3.6)	(23.0)
Repatriation of foreign earnings	2.8	—	—
Loss recovery	(2.1)	—	—
Effect of IRS audit	(11.2)	—	—
State income taxes, net of federal benefit	3.0	4.0	—
Non-deductible interest expense	0.5	—	8.1
Adjustments related to goodwill amortization	—	—	14.9
Tax benefits related to (gains) losses on foreign investments	—	—	(21.7)
Adjustments for contingencies and valuation allowance	—	(3.2)	—
Other	(0.5)	(0.6)	8.0

Effective tax rate	25.4%	34.5%	42.0%

The effective tax rate of 25.4% in the current year was impacted by three items in the current year. In the fourth quarter of fiscal 2006, the Company finalized an audit with the IRS, pertaining to the fiscal years 1997 to 2003. As a result of the audit, the Company booked a tax benefit of $8.6 million. This benefit was offset by an accrual that the Company made in accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes in Special Areas (“APB 23”). The Company decided to repatriate a certain portion of its previously undistributed foreign earnings. This resulted in tax expense of $2.1 million. The final item that impacted the effective tax rate was a loss recovery of $4.6 million that occurred in the Company’s third quarter of fiscal 2006. The Company realized a recovery on an investment that had previously been impaired. For tax purposes, the Company had a 100% valuation allowance on this item as it was determined to be unlikely that the Company would be able to use the resulting capital loss. The income of $4.6 million generated by the loss recovery did not result in tax expense as a result, which lowered the effective tax rate.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2006	2005
Deferred income tax assets attributable to:
Deferred compensation	$28,458	$23,989
Allowance for doubtful accounts	1,667	1,243
Accrued liabilities and other	5,527	6,403
Property and equipment	1,961	2,115
Loss and credit carryforwards	6,809	4,879
Other	10,873	12,087

Deferred tax assets before valuation allowances	$55,295	$50,716

Deferred tax liabilities attributable to:
Property and equipment	$(526)	—
Accrued liabilities and other	(589)	$(2,288)
Other	(5,633)	(3,233)

Deferred tax liabilities before valuation allowances	(6,748)	(5,521)

Valuation allowances	(6,611)	(5,442)

Net Deferred Income Tax Assets	$41,936	$39,753

Certain deferred tax amounts and valuation allowances were adjusted in the current year based on differences between the prior year’s provision and related tax return filings. Changes to the valuation allowance balances run through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as of April 30:

	2006	2005
Current deferred tax assets	$11,733	$10,617
Current deferred tax liabilities	(2,064)	(1,753)

Current deferred tax asset, net	9,669	8,864
Non-current deferred tax asset	43,552	37,389
Non-current deferred tax liabilities	(4,674)	(1,058)
Valuation allowance	(6,611)	(5,442)

Non-current deferred tax asset, net	32,267	30,889

Net deferred tax assets	$41,936	$39,753

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

At April 30, 2006, the Company had state net operating loss carryforwards of approximately $11,630 to offset future tax liabilities. The losses attributable to the various states may be carried forward five to 20 years.

The Company has not provided for U.S. deferred income taxes on approximately $66,760 of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under APB 23, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

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

Property and equipment consists of the following:

	As of April 30,
	2006	2005
Property and equipment:
Computer equipment and software	$51,263	$54,332
Furniture and fixtures	21,024	22,339
Leasehold improvements	22,851	22,677
Automobiles	2,053	1,456

	97,191	100,804
Less: Accumulated depreciation and amortization	(76,658)	(82,517)

Property and equipment, net	$20,533	$18,287

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

10.    Convertible Mandatory Redeemable Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million and 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million. As of April 30, 2006, 11,387 shares were authorized, issued and outstanding on our preferred stock. The notes and preferred stock have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share. The Company also issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the notes and preferred stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective at the beginning of the first interim period after June 15, 2003. This Statement required mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the first quarter of fiscal 2004 and classified its convertible mandatorily redeemable preferred stock as a liability. The Company reported its accretion on redeemable preferred stock as interest expense in fiscal 2006, 2005 and 2004.

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

11.    Long-Term Debt

The Company’s long-term debt consists of the following:

	As of April 30,
	2006	2005
Convertible subordinated notes (Note 10)	$45,147	$44,949

Total long-term debt	45,147	44,949
Less: current maturities	—	—

Long-term debt	$45,147	$44,949

The Company amended their Senior Secured Revolving Credit Facility (the “Facility”) in February 2005 from Wells Fargo Bank to a $50 million borrowing capacity with no borrowing base restrictions. Borrowings under the line of credit bear interest, at management’s discretion, either at the bank’s prime rate or at the Eurodollar rate plus 1.25% per annum, which were 5.75% and 4.46%, respectively, at April 30, 2006. The Company pays commitment fees of 0.25% on the balance of the unused line of credit on a quarterly basis. The Facility is secured by substantially all of the Company’s assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio, a minimum Earnings Before Income Taxes,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

Depreciation and Amortization (“EBITDA”), and quick ratio. The Facility also includes customary events of default that permit the lender to accelerate the maturity of the borrowings outstanding upon the occurrence of an event of default that remains uncured after an applicable cure period. The Company had no outstanding borrowings under its Facility at April 30, 2006.

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $58,373 and $56,607 at April 30, 2006 and 2005, respectively. These borrowings are secured by the cash surrender value of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.08% to 8.00%. See Note 7.

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

A summary of the Company’s results of operations by business segment are as follows:

	Fiscal Year Ended April 30,
	2006	2005	2004
Fee revenue:
Executive recruitment:
North America	$259,089	$225,850	$170,678
Europe	120,059	110,455	78,236
Asia/Pacific	57,922	51,196	36,818
South America	15,660	10,828	8,371

Total executive recruitment	452,730	398,329	294,103
Futurestep	70,152	53,865	34,228

Total fee revenue	$522,882	$452,194	$328,331

	Fiscal Year Ended April 30,
	2006	2005	2004
Total revenue:
Executive recruitment:
North America	$274,927	$239,460	$183,904
Europe	124,136	114,429	81,714
Asia/Pacific	59,525	52,590	38,019
South America	16,357	11,385	8,824

Total executive recruitment	474,945	417,864	312,461
Futurestep	76,824	58,513	38,242

Total revenue	$551,769	$476,377	$350,703

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2006	2005	2004
Operating income (loss):
Executive recruitment:
North America	$62,124	$53,635	$35,983
Europe	22,361	19,531	(1,912)
Asia/Pacific	13,374	9,594	3,998
South America	2,839	1,320	177

Total executive recruitment	100,698	84,080	38,246
Futurestep	3,351	6,483	(1,574)
Corporate	(27,867)	(24,782)	(20,882)

Total operating income	$76,182	$65,781	$15,790

	Fiscal Year Ended April 30,
	2006	2005	2004
Depreciation and amortization:
Executive recruitment:
North America	$3,271	$3,093	$3,557
Europe	3,094	2,552	3,580
Asia/Pacific	961	1,213	797
South America	249	223	303

Total executive recruitment	7,575	7,081	8,237
Futurestep	1,179	792	1,171
Corporate	248	564	622

Total depreciation and amortization	$9,002	$8,437	$10,030

	As of April 30,
	2006	2005	2004
Identifiable assets:
Executive recruitment:
North America	$239,935	$225,266	$170,845
Europe	103,824	87,789	64,479
Asia/Pacific	62,937	49,219	37,597
South America	11,529	8,310	6,589

Total executive recruitment	418,225	370,584	279,510
Futurestep	57,355	50,293	39,912
Corporate	159,911	113,291	78,590

Total identifiable assets	$635,491	$534,168	$398,012

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

A summary of long-lived assets included in identifiable assets by business segment are as follows:

	As of April 30,
	2006	2005	2004
Long-lived assets:
Executive recruitment:
North America	$6,517	$6,725	$7,083
Europe	6,490	7,992	9,664
Asia/Pacific	2,766	1,963	958
South America	662	636	558

Total executive recruitment	16,435	17,316	18,263
Futurestep	2,682	679	887
Corporate	1,416	292	453

Total long-lived assets	$20,533	$18,287	$19,603

A summary of goodwill included in identifiable assets by business segment are as follows:

	As of April 30,
	2006	2005	2004
Goodwill
Executive recruitment:
North America	$54,394	$50,235	$45,923
Europe	27,902	28,735	26,205
Asia/Pacific	972	972	972

Total executive recruitment	83,268	79,942	73,100
Futurestep	26,216	27,072	25,381

Total goodwill	$109,484	$107,014	$98,481

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2006, 2005 or 2004.

13.    Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2016. Total rental expense for fiscal years 2006, 2005 and 2004 amounted to $22,357, $20,658 and $21,586, respectively. At April 30, 2006, minimum future commitments under noncancelable operating leases with lease terms in excess of one year aggregated $76,292 excluding commitments accrued in the restructuring liability, as follows: $14,348 in 2007, $13,094 in 2008, $12,648 in 2009, $11,247 in 2010, $7,923 in 2011 and $17,032 thereafter. The Company has standby letters of credit in the aggregate amount of $15,000 in conjunction with the Senior Secured Revolving Credit Facility arrangement. As of April 30, 2006, the Company has outstanding standby letters of credit of $7,219 in connection with office leases.

As of April 30, 2006 the Company has employment agreements with certain of its executive officers, with initial terms through April 2007 that provide certain benefits if these executives are terminated or resign under

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2006

(dollars in thousands, except per share amounts)

certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $7,150 and $10,700 prior to and following a change in control, respectively. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

14.    Subsequent Event

On June 5, 2006, the Board of Directors approved an additional repurchase of up to $25 million in the Company’s common stock. The buyback program will begin after the completion of the Company’s $50 million stock buyback program, previously announced in December 2005.