Form 10-Q
period 2006-07-31
KORN FERRY INTERNATIONAL
filed 2006-09-08
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006 or

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

Yes ☐ No ☒

The number of shares outstanding of our common stock as of September 5, 2006 was 43,720,578.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of July 31, 2006	As of April 30, 2006
ASSETS
Cash and cash equivalents	$185,419	$257,543
Marketable securities	25,422	20,654
Receivables due from clients, net of allowance for doubtful accounts of $9,501 and $8,818, respectively	103,084	87,287
Income tax and other receivables	5,305	5,328
Deferred income taxes	9,987	9,669
Prepaid expenses	16,037	14,019

Total current assets	345,254	394,500
Property and equipment, net	21,267	20,533
Cash surrender value of company owned life insurance policies, net of loans	70,763	70,592
Deferred income taxes	35,387	32,267
Goodwill	109,043	109,484
Deferred financing costs, investments and other	8,111	8,115

Total assets	$589,825	$635,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,147	$9,731
Income taxes payable	19,903	17,138
Compensation and benefits payable	68,919	121,885
Other accrued liabilities	26,116	27,537

Total current liabilities	125,085	176,291

Deferred compensation and other retirement plans	78,905	71,790
Long-term debt	45,197	45,147
Other liabilities	7,207	7,523
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	11,039	10,989

Total liabilities	267,433	311,740

Stockholders’ equity
Common stock: $0.01 par value, 150,000 shares authorized, 45,095 and 43,628 shares issued and 41,325 and 41,201 shares outstanding, as of July 31, 2006 and April 30, 2006, respectively	346,458	344,285
Retained deficit	(9,491)	(23,154)
Unearned restricted stock compensation	(25,683)	(7,731)
Accumulated other comprehensive income	11,666	10,910

Stockholders’ equity	322,950	324,310
Less: Notes receivable from stockholders	(558)	(559)

Total stockholders’ equity	322,392	323,751

Total liabilities and stockholders’ equity	$589,825	$635,491

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,
	2006	2005
Fee revenue	$152,763	$122,201
Reimbursed out-of-pocket engagement expenses	8,383	6,894

Total revenue	161,146	129,095
Compensation and benefits	104,437	77,955
General and administrative expenses	24,365	22,717
Out-of-pocket engagement expenses	9,707	7,478
Depreciation and amortization	2,289	2,201

Total operating expenses	140,798	110,351

Operating income	20,348	18,744
Interest and other income, net	2,432	1,353
Interest expense	2,513	2,479

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	20,267	17,618
Provision for income taxes	7,600	6,448
Equity in earnings of unconsolidated subsidiaries	996	443

Net income	$13,663	$11,613

Basic earnings per common share	$0.35	$0.29

Basic weighted average common shares outstanding	39,021	39,384

Diluted earnings per common share	$0.31	$0.27

Diluted weighted average common shares outstanding	46,768	46,686

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2006	2005
Cash from operating activities:
Net income	$13,663	$11,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,289	2,201
Stock compensation expense	1,895	—
Interest paid in kind and amortization of discount on convertible securities	247	246
Loss on disposition of property and equipment	—	39
Provision for doubtful accounts	1,796	1,819
Gain on cash surrender value of life insurance policies	(60)	(1,990)
Realized gains on marketable securities	—	(358)
Deferred income taxes	(3,438)	(3,139)
Non-cash compensation arrangements	1,118	1,532
Change in other assets and liabilities:
Deferred compensation	7,109	5,582
Receivables	(17,570)	(15,721)
Prepaid expenses	(2,018)	857
Investment in unconsolidated subsidiaries	(932)	(736)
Income taxes payable	2,765	4,515
Accounts payable and accrued liabilities	(53,813)	(54,691)
Other	(145)	309

Net cash used in operating activities	(47,094)	(47,922)

Cash from investing activities:
Purchase of property and equipment	(2,706)	(2,847)
Purchase of marketable securities	(5,576)	(7,544)
Business acquisitions	—	(1,011)
Premiums on life insurance policies	(423)	(429)
Dividends received from unconsolidated subsidiaries	513	878

Net cash used in investing activities	(8,192)	(10,953)

Cash from financing activities:
Borrowings under life insurance policies	312	416
Purchase of common stock	(25,871)	(748)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	5,964	5,502
Tax benefit from exercise of stock options	1,000	1,292
Receipts on stockholders’ notes	1	2

Net cash (used in) provided by financing activities	(18,594)	6,464

Effect of exchange rates on cash and cash equivalents	1,756	(707)

Net decrease in cash and cash equivalents	(72,124)	(53,118)
Cash and cash equivalents at beginning of the period	257,543	199,133

Cash and cash equivalents at end of the period	$185,419	$146,015

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three months ended July 31, 2006 and 2005 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (“Annual Report”) and should be read together with the Annual Report.

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

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of July 31, 2006 and April 30, 2006. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, stock appreciation rights (“SARs”), restricted stock, and an Employee Stock Purchase Plan (“ESPP”).

Prior to May 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the recognition principles of APB No. 25, compensation expense related to restricted stock and SARs was recognized in the Company’s consolidated financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time. Compensation expense for the ESPP was not recognized since the ESPP was considered non-compensatory under APB No. 25.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”). In addition to recognizing compensation expense related to restricted stock and SARs, SFAS No. 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and for purchases under the ESPP. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to May 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of SFAS No. 123(R).

As a result of recognizing compensation expense for stock options and the ESPP pursuant to the provisions of SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended July 31, 2006, was $1,882 and $1,175 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25. In addition, basic and diluted earnings per share (“EPS”) for the three months ended July 31, 2006 were $.03 and $.02 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the three months ended July 31, 2006 and 2005:

	Three Months Ended July 31,
	2006	2005
Stock options and SARs	$1,309	$757
Restricted stock	1,530	775
Employee Stock Purchase Plan	123	—

Total stock-based compensation expense, pre-tax	2,962	1,532
Tax benefit from stock-based compensation expense	(1,224)	(564)

Total stock-based compensation expense, net of tax	$1,738	$968

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

The above table does not reflect any stock option or ESPP compensation for the three months ended July 31, 2005 as the Company generally did not record stock option or ESPP expense under APB No. 25, as previously discussed. The following table illustrates the effect on net income and EPS for the three months ended July 31, 2005 if we had applied the fair value recognition provisions as provided under SFAS No. 123:

Three Months Ended July 31, 2005
Net income, as reported	$11,613
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	968
Employee stock compensation expense determined under the fair-value based method	(2,527)

Net income, as adjusted	$10,054

Interest expense on convertible securities, net of related tax effects	785

Net income adjusted for computation of diluted EPS, as adjusted	$10,839

Basic EPS
As reported	$0.29
Pro forma	$0.26
Diluted EPS
As reported	$0.27
Pro forma	$0.23

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the option is estimated using historical data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. Upon adoption of SFAS No. 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended July 31:

	Three Months Ended July 31,
	2006	2005
Expected volatility	48.05%	50.00%
Risk-free interest rate	4.95%	3.83%
Expected option life (in years)	4.00	4.50
Expected dividend yield	0.0%	0.0%

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

Stock Option Plans

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or SARs. Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period, and generally expire ten years from the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management typically receives stock option grants upon commencement of employment.

Stock option and SARs information during the three months ended July 31, 2006 is as follows:

	Options (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Outstanding at April 30, 2006	6,743	$13.42
Granted	42	19.93
Exercised	(439)	11.68
Forfeited/expired	(24)	20.77

Outstanding at July 31, 2006	6,322	$13.56	6.2	$35,870

Exercisable at July 31, 2006	5,359	$12.79	5.8	$34,843

Included in the table above are 81 SARs outstanding at July 31, 2006 with a weighted-average exercise price of $11.29, and 80 SARs exercisable at July 31, 2006 with a weighted-average exercise price of $11.24. As of July 31, 2006, there was $7,483 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of one year. For stock option awards subject to graded vesting that were issued after May 1, 2006, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	2006	2005
Weighted average fair value of stock options granted	$8.62	$8.74
Total fair value of stock options and SARs vested	8,819	5,710
Total intrinsic value of stock options exercised	3,423	4,121
Total intrinsic value of SARs paid	67	93

Restricted Stock

The Company grants restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Restricted stock is granted at a price equal to the fair market value of the common stock on the date of grant. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as throughout the year upon commencement of employment. The fair values of restricted stock shares are determined based on the closing price of the Company’s common stock on the grant dates.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

Information regarding our restricted stock during the three months ended July 31, 2006 is as follows:

Nonvested shares	Shares	Weighted- average grant date fair value
Nonvested at April 30, 2006	687,040	$16.63
Granted	1,014,392	$19.16
Vested	(280,281)	$15.10

Nonvested at July 31, 2006	1,421,151	$18.80

As of July 31, 2006, there was $3,982 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 1.1 years. For restricted stock awards subject to graded vesting that were issued after May 1, 2006, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the quarter ended July 31, 2006, 68 restricted stock shares totaling $1,328 were repurchased by the Company at the option of the employee to pay for taxes on restricted stock shares vesting in the current quarter.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended July 31, 2006 and 2005, employees purchased 85 shares at $16.65 per share, and 106 shares at $15.09 per share, respectively. At July 31, 2006, the plan had approximately 1.0 million shares available for future issuance.

Common Stock

The Company issued approximately 366 and 425 common shares as a result of the exercise of stock options and 85 and 106 common shares in conjunction with the Company’s employee stock purchase plan in the three months ended July 31, 2006 and 2005, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within 12 months. FIN 48 is effective for the Company on May 1, 2007. Any differences between the amounts recognized in the statement of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48; however, it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

	Three Months Ended July 31,
	2006	2005
Net income (Numerator):
Net income for basic EPS	$13,663	$11,613
Interest expense on convertible securities, net of related tax effects	784	785

Net income for diluted EPS	$14,447	$12,398

Shares (Denominator):
Weighted average shares for basic EPS	39,021	39,384
Effect of: convertible subordinated notes	4,470	4,470
convertible preferred stock	1,117	1,118
warrants	108	83
restricted stock	193	126
stock options	1,856	1,501
employee stock purchase plan	3	4

Adjusted weighted average shares for diluted EPS	46,768	46,686

Basic EPS	$0.35	$0.29

Diluted EPS	$0.31	$0.27

Assumed exercises or conversions have been excluded in computing the diluted EPS when their inclusion would be anti-dilutive.

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

Total comprehensive income is as follows:

	Three Months Ended July 31,
	2006	2005
Net income	$13,663	$11,613
Foreign currency translation adjustment	1,230	(3,759)
Unrealized gain (loss) on marketable securities, net of taxes	(474)	188
Reclassification adjustment for gains realized in net income, net of taxes	—	(191)

Comprehensive income	$14,419	$7,851

The accumulated other comprehensive income at July 31, 2006 includes foreign currency translation adjustments and gains on marketable securities, net of taxes, of $11,358 and $308, respectively.

4. Deferred Compensation, Pension Plan and Executive Capital Accumulation Plan

The Company has several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended July 31,
Components of net periodic benefit costs:	2006	2005
Service cost	$303	$419
Interest cost	752	786
Amortization of actuarial gain	13	104
Amortization of net transition obligation	53	—

Net periodic benefit cost	$1,121	$1,309

In fiscal 2005, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $6,607 ECAP contribution in the three months ended July 31, 2006. The Company contribution vests and is expensed ratably over a four year vesting period.

5. Mandatorily Redeemable Convertible Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40,000 and 10 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million. The notes and preferred stock have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share. The Company also issued warrants to purchase 274 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the notes and preferred stock (together “the securities”) of $1,200 and $300, respectively, and are amortized over the life of the securities.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

Interest and dividends are payable semi-annually in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4,300 that have been deferred and are being amortized over the life of the securities as interest expense with $3,400 allocated to the notes and $900 allocated to the preferred stock.

As of July 31, 2006, the Convertible Subordinated Notes had a value of $45,197 while the Convertible Series A Preferred Stock had a value of $11,039.

6. Business Segments

The Company operates in two global business segments: executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

A summary of the Company’s results of operations by business segment are as follows:

	Three Months Ended July 31,
	2006	2005
Fee revenue:
Executive recruitment:
North America	$75,484	$61,727
Europe	34,187	27,021
Asia Pacific	18,264	13,319
South America	4,479	3,371

Total executive recruitment	132,414	105,438
Futurestep	20,349	16,763

Total fee revenue	$152,763	$122,201

	Three Months Ended July 31,
	2006	2005
Total revenue:
Executive Recruitment:
North America	$80,764	$65,648
Europe	35,357	27,988
Asia Pacific	18,539	13,707
South America	4,677	3,547

Total executive recruitment	139,337	110,890
Futurestep	21,809	18,205

Total revenue	$161,146	$129,095

	Three Months Ended July 31,
	2006	2005
Operating income (loss):
Executive recruitment:
North America	$17,080	$14,313
Europe	5,204	5,087
Asia Pacific	3,690	2,691
South America	738	666

Total executive recruitment	26,712	22,757
Futurestep	1,044	1,931
Corporate	(7,408)	(5,944)

Total operating income	$20,348	$18,744

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands, except per share amounts)

7. Subsequent Event

On August 8, 2006, the Company acquired all of the outstanding capital stock of Lominger Limited, Inc., a Minnesota corporation and Lominger Consulting, Inc., a Minnesota corporation (Lominger Consulting, Inc. and Lominger Limited, Inc. are together referred to herein as the “Lominger Entities”, as well as all of the intellectual property rights of Drs. Robert W. Eichinger and Michael M. Lombardo (the co-founders of the Lominger Entities). The Lominger Entities and the related intellectual property were acquired pursuant to a Stock and Asset Purchase Agreement (the “Agreement”) dated as of August 8, 2006 by and among the Company, and the Lominger Entities, Dr. Eichinger and Dr. Lombardo. The Company paid an aggregate of approximately $24,000, subject to adjustment, $20,000 of which was paid in cash at the closing and the balance of which is deferred and to be paid out over two years. In connection with the Agreement, the Company also entered into an Employment and Consulting Agreement with Robert W. Eichinger.

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

Executive Summary

We are a leading provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management and outsourced recruitment through Futurestep, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2006 were for board level, chief executive and other senior executive positions. Our 4,373 clients in fiscal 2006 included approximately 44% of the Fortune 500 companies. We have established strong client loyalty; more than 83% of the executive recruitment assignments we performed in fiscal 2006 were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to achieve our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2007 is centered upon increasing market share and further increasing the cross-selling and utilization of our multi-product strategy. We continue to explore new products and services, enhance our technology and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 25% in the first quarter of fiscal 2007 to $152.8 million compared to prior year first quarter primarily due to an 16% increase in the number of engagements billed in the executive search segment, resulting from an increase in the number of engagements opened as well as higher average fees on engagements billed. The North American region experienced the largest dollar increase in fee revenue in executive recruitment, as revenue increased $13.8 million, or 22%, due to an 8% increase in the number of engagements billed in the quarter combined with a 14% increase in average fees per engagement. Futurestep experienced a 21% increase in fee revenue over the prior year’s quarter as engagements billed in the period increased versus the prior year quarter. In the first quarter of fiscal 2007, we earned operating income of $20.3 million, with operating income of $26.7 million and $1.0 million from executive recruitment and Futurestep, respectively, offset by corporate expenses of $7.4 million.

Our total long-term debt at July 31, 2006 was $45.2 million. Our working capital increased $2.0 million to $220.2 million at July 31, 2006 compared to $218.2 million at April 30, 2006.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2006 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three month periods ended July 31, 2006 and 2005 as a percentage of fee revenue:

	Three Months Ended July 31,
	2006	2005
Fee revenue	100%	100%
Reimbursed out-of-pocket engagement expenses	5	6

Total revenue	105	106
Compensation and benefits	68	64
General and administrative expenses	16	19
Out-of-pocket engagement expenses	6	6
Depreciation and amortization	1	2

Operating income	13	15

Net income	9%	9%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended July 31,
	2006		2005
	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$75,484	50%	$61,727	51%
Europe	34,187	22	27,021	22
Asia Pacific	18,264	12	13,319	11
South America	4,479	3	3,371	3

Total executive recruitment	132,414	87	105,438	87
Futurestep	20,349	13	16,763	13

Total fee revenue	152,763	100%	122,201	100%
Reimbursed out-of-pocket engagement expenses	8,383		6,894

Total revenue	$161,146		$129,095

	Three Months Ended July 31,
	2006		2005
	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$17,080	23%	$14,313	23%
Europe	5,204	15	5,087	19
Asia Pacific	3,690	20	2,691	20
South America	738	17	666	20

Total executive recruitment	26,712	20	22,757	22
Futurestep	1,044	5	1,931	12
Corporate	(7,408)		(5,944)

Total operating income	$20,348	13%	$18,744	15%

Three Months Ended July 31, 2006 Compared to Three Months Ended July 31, 2005

Fee Revenue. Fee revenue increased $30.6 million, or 25%, to $152.8 million in the three months ended July 31, 2006 compared to $122.2 million in the three months ended July 31, 2005. Globally, engagements billed increased as did the average fees in engagements billed. Strong performances in all segments were noted along with continued revenues derived from the Company’s newer offices, opened in the latter part of last fiscal year.

Executive Recruitment – Executive Recruitment fee revenue increased $27.0 million, or 26%, to $132.4 million due to a 16% increase in the number of engagements billed in the period, and a 10% increase in the average fee in engagements billed. Emerging economies as well as expanding industries in various regions also factored in the overall growth in fee revenue.

North America fee revenue increased $13.8 million, or 22%, to $75.5 million in the current quarter primarily due to an 8% increase in the number of engagements billed combined with a 14% increase in average fees per engagement billed. Growth in all sectors was noted, with more significant increases derived from the financial services and not-for-profit sectors, along with the continued strong performance obtained from the industrial sector.

Europe reported an increase in revenue of $7.2 million or 27%, to $34.2 million from $27.0 million in the same period last year, primarily due to a 21% increase in engagements billed along with a 4% increase in average fees billed. Business in the European market continues to expand in the newer offices established and office relocations occurring in the latter part of the prior fiscal year, including in the Czech Republic and in Germany. Continued growth was noted in the Middle East, along with several other European countries. Leadership Development Solutions (“LDS”) revenues continue to grow in the current year, resulting from the Company’s continued efforts in recent quarters to invest in consultants, as demand for these types of services continues to grow in the region. Exchange rates favorably impacted European fee revenue by $0.4 million in the current quarter as compared to last year.

Asia Pacific fee revenue increased $4.9 million, or 37%, to $18.3 million compared to the same period last year due to a 27% increase in the number of engagements billed as well as an 8% increase in average fees billed. The Company’s offices in China and Hong Kong continue to grow amid the emerging markets present in the region and account for almost half the total increase in the Asia Pacific’s fee revenue as compared to the same quarter last year. Exchange rates unfavorably impacted Asia Pacific fee revenue by $0.1 million in the current quarter.

South America reported fee revenue of $4.5 million, an increase of $1.1 million, or 33%, compared to last year due to a 15% increase in the number of engagements billed, as well as a 16% increase in the average fee on engagements billed. The majority of the increase in the current quarter is attributed to the continued growth of business in Brazil, where fee revenues increased by 45%, also representing over half the total increase in the entire region’s fee revenue in the current quarter. Exchange rates favorably impacted fee revenue by $0.1 million in the current quarter.

Futurestep - Fee revenue increased $3.6 million, or 21%, to $20.3 million in the three months ended July 31, 2006 compared to $16.8 million in the three months ended July 31, 2005. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements billed, which increased by 23%. Of the total increase in fee revenue, both Europe and Asia experienced the largest increases of $1.5 million each, resulting from continued increasing revenues from specific revenue streams such as Recruitment Process Outsourcing (“RPO”) and Interim Solutions along with continued movement towards performance of larger engagements.

Compensation and Benefits. Compensation and benefits expense increased $26.5 million, or 34%, to $104.4 million in the three months ended July 31, 2006 compared to $78.0 million in the three months ended July 31, 2005. The increase in compensation and benefits expense reflects the hiring of new consultants globally along with performance increases and internal promotions effective at the beginning of this fiscal year, as well as the continued development of internal resources in response to increasing demand for the Company’s services. Additionally, a $1.9 million increase was noted due to the stock-based compensation expense recorded in the current quarter in relation to the adoption of SFAS 123(R). The Company’s average consultant count on July 31, 2006 was 522 globally, which was an increase of 62 consultants or 13% versus July 31, 2005.

Executive recruitment compensation and benefits expenses of $85.6 million increased by 33%, or $21.3 million, as compared to $64.3 million recorded in same period last year due to increased profitability based rewards as well as new consultants joining the firm, especially in the LDS sector. Additionally, stock-based compensation expense accounted for an additional $1.5 million in total expense in the current quarter, which was not present last year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased to 65%, as compared to 61% in the prior year quarter due to increased profitability and SFAS 123(R) stock-based compensation expense. The average number of consultants in executive recruitment increased to 453, a 11% increase or 44 consultants over the prior year quarter. Exchange rates impacted compensation and benefits expense by $0.2 million in the current year.

Futurestep compensation and benefits expense increased $3.6 million, or 34%, to $14.1 million from $10.5 million in the prior year due to internal resource development as well as continuing investment in our people. Increased variable compensation expenses as well as additional external contractors’ expense arising from increased business have also been major factors in expense fluctuations over the same period last year. Stock-based compensation expense recorded in the regions totaled $0.1 million in the current year. Average Futurestep consultant headcount increased to 74 at July 31, 2006, a 47% increase over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 69% from 63% in the prior year.

Corporate compensation and benefits expense increased $1.5 million to $4.7 million in the current quarter, reflective of the increased obligations under the Company’s ECAP plan. Compensation expense also increased $1.8 million related to the Company Owned Life Insurance (“COLI”) policies, resulting from decreased performance on certain policies as compared to the same period last year. Increases also reflect additional expense derived from additional restricted stock grants from the first quarter as well as from added amortization arising from the Company’s prior year contribution to deferred compensation plans.

General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 7%, to $24.4 million in the three months ended July 31, 2006 compared to $22.7 million in the same period last year. Increases to general and administrative expenses related to a $1.4 million increase in premise and office expense along with a $0.4 million increase in other types of general expenses including meeting and travel expense. Increased office expense is consistent with the office openings and relocations in the latter part of the previous fiscal year. Exchange rates impacted general and administrative expenses favorably by $0.1 million in the current quarter.

In executive recruitment, general and administrative expenses increased $1.1 million using constant exchange rates. The majority of the fluctuation related to a $0.8 million increase in premise and office expense, which increased across all four regions at $0.2 million each. The remaining increases related mainly to a $0.5 million increase in business development expense as the business continues to grow and expand as well as a $0.2 million increase related mainly to miscellaneous general expenses specifically related to meeting and travel expense. This was offset by a $0.4 million decrease to bad debt expense, due to an overall trend towards an improvement on collections. As a percentage of fee revenue, general and administrative expenses remained constant at 16% in both years.

Futurestep general and administrative expense increased $0.6 million, or 16%, to $4.0 million, primarily due to increased premise and office expense of $0.5 million. Bad debt expense increased by $0.4 million since the same quarter last year, which is consistent with the increase in revenue across the regions, as opposed to a deterioration in collection activity. Other general and business development expense decreased by $0.3 million as compared to the same period last year. Futurestep general and administrative expenses, as a percentage of fee revenue, declined to 20% from 21% in the prior year.

Corporate general and administrative expenses decreased $0.1 million, or 2%, over the prior year due to decreased business development expense of $0.2 million offset by a slight increase in administrative expenses of $0.1 million, mainly related to increased professional fees.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $9.7 million increased $2.2 million, or 30%, over the prior year as a result of a 25% increase in executive recruitment engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 6% in both periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.3 million in the three months ended July 31, 2006, an increase of $0.1 million as compared to $2.2 million last year. Expense relates mainly to depreciation on computer equipment and software, furniture and fixtures, as well as leasehold improvements. The primary reason for the slight increase in depreciation expense over last year is due to the additional expense derived from computer software and hardware added at various times last year.

Operating Income. Operating income increased $1.6 million, or 9%, to $20.3 million in the current quarter compared to $18.7 million in the prior year, resulting from increased total revenue of $32.1 million offset by a $30.5 million increase in operating expenses, primarily related to compensation and benefits expense. Expenses of $1.9 million related to SFAS 123(R) stock compensation expense contributed to increased compensation and benefit expense in the current quarter. Operating income as a percentage of fee revenue was 13% in the current period, compared to 15% in the same period last year.

Executive recruitment operating income increased $3.9 million, or 17%, to $26.7 million in the three months ended July 31, 2006 compared to $22.8 million in the three months ended July 31, 2005. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense arising from increased headcount and stock-based compensation expense along with increased general expenses, specifically derived from increased premise and office expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 20% from 22% last year primarily as a result of the implementation of SFAS 123(R).

Futurestep operating income was $1.0 million versus $1.9 million in the three months ended July 31, 2006 and 2005, respectively. The decrease in Futurestep operating income is due to increased compensation and benefits costs arising from increased headcount as well as additional expenses arising from external contractors and premise expense. Futurestep operating income, as a percentage of fee revenue, declined to 5% from 12% in the prior year period as a result.

Corporate expenses for the three months ended July 31, 2006 were $7.4 million, an increase of $1.5 million, as compared to $5.9 million in the same quarter last year. Corporate expenses in the current period increased due to additional amortization on the Company’s ECAP contribution as well as decreased performance on the investments underlying certain COLI polices.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income and income resulting from the Company’s various interest bearing accounts. Interest income, net totaled $2.4 million for the three months ended July 31, 2006, which was a $1.4 million increase as compared to $1.0 million in the same period in 2005, due to interest and dividend income resulting from various accounts and our ECAP plan of $0.7 million. The remaining $0.7 million variance is disbursed throughout the remaining regions.

Interest Expense. Interest expense was $2.5 million in the current quarter, versus $2.5 million in the same period last year. Interest expense of $2.3 million related to borrowings under our convertible securities and COLI policies in our Corporate segment, with the remaining $0.2 million distributed throughout the remaining segments.

Provision for Income Taxes. The provision for income taxes was $7.6 million for the three months ended July 31, 2006 compared to $6.4 million for the same period last year. The provision for income taxes reflects a 38% effective tax rate for the current quarter. The provision for income taxes for the same period last year reflects a 37% effective tax rate.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $1.0 million in the current quarter versus $0.4 million in the same quarter last year, reflecting increased profitability from our Mexican subsidiaries.

Liquidity and Capital Resources

Cash used by operating activities was $47.1 million for the three months ended July 31, 2006 compared to $47.9 million last year. As revenue has continued to increase, receivables also have increased. Accounts payable and accrued liabilities balances in both years reflect increased business activity and expense along with fiscal year bonuses. These items were offset by increases in net income, stock-based compensation and deferred compensation expense. As the Company continues to move away from stock option grants and towards offering alternative employee incentives such as ECAP contributions, the related amortization also increased with current year cash flow activity reflecting additional contributions made in the last year. Current year restricted stock grants and ECAP contributions are subject to a 4 year vesting period.

Cash used in investing activities was $8.2 million in the three months ended July 31, 2006, compared to $11.0 million in the prior year, a decrease in cash used of $2.8 million. In the three months ended July 31, 2006 we invested $5.6 million in marketable securities in conjunction with our ECAP program, a decrease of $2.0 million over the prior year period, mainly due to the timing and amounts of the ECAP employer contribution in the previous fiscal year. Capital expenditures for the three months ended July 31, 2006 and July 31, 2005 totaled $2.7 million and $2.8 million, respectively, a slight decrease of $0.1 million. Capital expenditures in both periods were incurred in relation to continuing expansion of our Futurestep business as well as continuing expansion globally especially in North America, where capital expenditures related to providing computer hardware to new hires in the executive recruitment segment.

Cash used in financing activities was $18.6 million in the three months ended July 31, 2006 compared to $6.5 million provided by financing activities last year. In the three months ended July 31, 2006, treasury stock repurchases made in relation to our stock buyback programs totaled $24.5 million. This was offset by $6.0 million in proceeds received from exercises of employee stock options and in conjunction with the semi-annual offerings under our ESPP the first of which occurred in July 2006.

Total outstanding borrowings under our COLI policies were $58.7 million and $57.0 million as of July 31, 2006 and 2005, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $129.4 million and $124.1 million as of July 31, 2006 and 2005, respectively. Borrowings under our COLI policies are netted against the cash surrender value of the life insurance policies in our consolidated balance sheets.

As of July 31, 2006, we had approximately $45.2 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility with a $50 million borrowing capacity and no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of July 31, 2006, we had no outstanding borrowings on our credit facility.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. In the three months ended July 31, 2006, we recognized foreign currency gains of $0.1 million globally.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $1.1 million, $1.8 million and $2.5 million, respectively, based on outstanding balances at July 31, 2006. If the U.S. dollar weakened by the same increments against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange gain would have been $1.1 million, $1.8 million and $2.5 million, respectively, based on outstanding balances at July 31, 2006.

Interest Rate Risk

As of July 31, 2006, we had no outstanding balance on our credit facility. We have $58.7 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2006 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of July 31, 2006, we have approximately $45.2 million of 7.5% Convertible Debt and $11.4 million liquidation value of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010.

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

During the fiscal quarter ended July 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

In the Annual Report Form 10-K for the period ended April 30, 2006, the Company described material risk factors facing the business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to risk factors described in our Annual Report Form 10-K for fiscal 2006.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

During the three months ended July 31, 2006, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005 and June 2006. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1), (2)
May 1, 2006-May 31, 2006	466,300	$19.83	466,300	$22.2 million
June 1, 2006-June 30, 2006	120,356	$19.59	84,200	$20.6 million
July 1, 2006-July 31, 2006	756,641	$18.84	724,700	$7.0 million

Total	1,343,297		1,275,200

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. In the last three months of the current fiscal year, all 1,275,200 shares were repurchased under the 2005 program.

(2)	On June 8, 2006 the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2007.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting Inc., Michael M. Lombardo, Robert W. Eichinger and Korn/Ferry International.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: September 8, 2006	By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer and Chief Financial Officer