Form 10-Q
period 2006-10-31
KORN FERRY INTERNATIONAL
filed 2006-12-11
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006 or

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

The number of shares outstanding of our common stock as of December 6, 2006 was 42,109,838.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of October 31, 2006	As of April 30, 2006
ASSETS
Cash and cash equivalents	$201,263	$257,543
Marketable securities	28,111	20,654
Receivables due from clients, net of allowance for doubtful accounts of $10,643 and $8,818, respectively	114,320	87,287
Income tax and other receivables	5,570	5,328
Deferred income taxes	9,832	9,669
Prepaid expenses	15,297	14,019

Total current assets	374,393	394,500
Property and equipment, net	23,045	20,533
Cash surrender value of company owned life insurance policies, net of loans	72,930	70,592
Deferred income taxes	33,951	32,267
Goodwill and intangible assets, net	135,750	109,484
Deferred financing costs, investments and other	10,816	8,115

Total assets	$650,885	$635,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	12,251	9,731
Income taxes payable	24,169	17,138
Compensation and benefits payable	86,189	121,885
Other accrued liabilities	31,276	27,537

Total current liabilities	153,885	176,291
Deferred compensation and other retirement plans	82,076	71,790
Long-term debt	47,275	45,147
Other liabilities	6,750	7,523
7.5% Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	11,088	10,989

Total liabilities	301,074	311,740

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 45,789 and 43,628 shares issued and 42,016 and 41,201 shares outstanding	358,663	344,285
Retained earnings (deficit)	4,075	(23,154)
Unearned restricted stock compensation	(24,062)	(7,731)
Accumulated other comprehensive income	11,690	10,910

Stockholders’ equity	350,366	324,310
Less: Notes receivable from stockholders	(555)	(559)

Total stockholders’ equity	349,811	323,751

Total liabilities and stockholders’ equity	$650,885	$635,491

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Fee revenue	$155,718	$125,789	$308,481	$247,990
Reimbursed out-of-pocket engagement expenses	9,069	7,143	17,452	14,037

Total revenue	164,787	132,932	325,933	262,027
Compensation and benefits	102,072	81,209	206,509	159,164
General and administrative expenses	28,260	24,012	52,625	46,729
Out-of-pocket engagement expenses	10,939	7,406	20,646	14,884
Depreciation and amortization	2,368	2,219	4,657	4,420

Total operating expenses	143,639	114,846	284,437	225,197

Operating income	21,148	18,086	41,496	36,830
Interest and other income, net	1,731	1,182	4,163	2,535
Interest expense	2,603	2,602	5,116	5,081

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	20,276	16,666	40,543	34,284
Provision for income taxes	7,484	6,342	15,084	12,790
Equity in earnings of unconsolidated subsidiaries	774	580	1,770	1,023

Net income	$13,566	$10,904	$27,229	$22,517

Basic earnings per common share	$0.35	$0.27	$0.70	$0.57

Basic weighted average common shares outstanding	39,018	40,054	39,019	39,719

Diluted earnings per common share	$0.31	$0.25	$0.62	$0.51

Diluted weighted average common shares outstanding	46,568	47,185	46,667	47,133

The accompanying notes are an integral part of these consolidated financial statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2006	2005
Cash from operating activities:
Net income	$27,229	$22,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,657	4,420
Stock compensation expense	3,292	—
Interest paid in kind and amortization of discount on convertible securities	491	492
Loss on disposition of property and equipment	—	43
Provision for doubtful accounts	4,104	3,871
Gain on cash surrender value of life insurance policies	(2,152)	(2,402)
Realized gains on marketable securities	(395)	(458)
Deferred income taxes	(4,817)	(4,166)
Non-cash compensation arrangements	3,451	2,511
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	10,286	7,274
Receivables	(29,269)	(18,626)
Prepaid expenses	(1,023)	224
Investment in unconsolidated subsidiaries	(1,896)	(1,472)
Income taxes payable	7,128	6,430
Accounts payable and accrued liabilities	(33,102)	(42,264)
Other	(1,665)	532

Net cash used in operating activities	(13,681)	(21,074)

Cash from investing activities:
Purchase of property and equipment	(5,951)	(5,402)
Purchase of marketable securities, net	(6,646)	(9,266)
Cash paid for acquisitions, net of cash acquired	(21,239)	(1,049)
Premiums on life insurance policies	(463)	(473)
Dividends received from unconsolidated subsidiaries	636	1,183

Net cash used in investing activities	(33,663)	(15,007)

Cash from financing activities:
Borrowings under life insurance policies	277	434
Purchase of common stock	(25,924)	(1,964)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	13,546	8,073
Tax benefit from exercise of stock options	3,668	2,186
Receipts on stockholders’ notes	4	5

Net cash (used in) provided by financing activities	(8,429)	8,734

Effect of exchange rates on cash and cash equivalents	(507)	(920)

Net decrease in cash and cash equivalents during the period	(56,280)	(28,267)
Cash and cash equivalents at beginning of the period	257,543	199,133

Cash and cash equivalents at end of the period	$201,263	$170,866

The accompanying notes are an integral part of these consolidated financial statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements for the three and six months ended October 31, 2006 and 2005 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (the “Annual Report”) and should be read together with the Annual Report.

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

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets as of October 31, 2006 and April 30, 2006. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, stock appreciation rights (“SARs”), restricted stock, and an Employee Stock Purchase Plan (“ESPP”).

Prior to May 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the recognition principles of APB No. 25, compensation expense related to restricted stock and SARs was recognized in the Company’s consolidated financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time. Compensation expense for the ESPP was not recognized since the ESPP was considered non-compensatory under APB No. 25.

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

As a result of recognizing compensation expense for stock options and the ESPP pursuant to the provisions of SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended October 31, 2006, were $1,410 and $880 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25. For the six months ended October 31, 2006, the Company’s income before income taxes and net income were $3,292 and $2,054 lower, respectively. In addition, basic and diluted earnings per share (“EPS”) for the three months ended October 31, 2006 were $0.02 and $0.02 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No.25. For the six months ended October 31, 2006, the Company’s basic and diluted EPS were $0.05 and $0.04 lower, respectively.

The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended October 31, 2006 and 2005:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Stock options and SARs	$1,468	$(106)	$2,777	$651
Restricted stock	2,141	1,123	3,671	1,898
Employee Stock Purchase Plan	109	—	232	—

Total stock-based compensation expense, pre-tax	3,718	1,107	6,680	2,549
Tax benefit from stock-based compensation expense	(1,403)	(407)	(2,627)	(971)

Total stock-based compensation expense, net of tax	$2,315	$610	$4,053	$1,578

The above table does not reflect any stock option or ESPP compensation for the three and six months ended October 31, 2005 as the Company generally did not record stock option or ESPP expense under APB No. 25, as previously discussed.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

The following table illustrates the effect on net income and EPS for the three and six months ended October 31, 2005 if we had applied the fair value recognition provisions as provided under SFAS No. 123:

	Three Months Ended October 31, 2005	Six Months Ended October 31, 2005
Net income, as reported	$10,904	$22,517
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	610	1,578
Employee stock compensation expense determined under the fair-value based method	(2,201)	(4,728)

Net income, as adjusted	$9,313	$19,367

Interest expense on convertible securities, net of related tax effects	785	1,569

Net income adjusted for computation of diluted EPS, as adjusted	$10,098	$20,936

Basic EPS
As reported	$0.27	$0.57
Pro forma	$0.23	$0.49
Diluted EPS
As reported	$0.25	$0.51
Pro forma	$0.21	$0.44

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the option is estimated using historical data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. Upon adoption of SFAS No. 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the six months ended October 31:

	Six Months Ended October 31,
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

Stock Option Plans

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or SARs. Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period, and generally expire ten years from the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management personnel typically receive stock option or restricted stock grants upon commencement of employment.

Stock option and SARs information during the six months ended October 31, 2006 is as follows:

	Options (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Outstanding at April 30, 2006	6,743	$13.42
Granted	96	20.77
Exercised	(1,175)	10.86
Forfeited/expired	(87)	15.02

Outstanding at October 31, 2006	5,577	$14.06	6.1	$45,906

Exercisable at October 31, 2006	4,668	$13.28	5.6	$42,229

Included in the table above are 72 SARs outstanding at October 31, 2006 with a weighted-average exercise price of $11.74, and 71 SARs exercisable at October 31, 2006 with a weighted-average exercise price of $11.69. As of October 31, 2006, there was $6,227 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of one year. For stock option awards subject to graded vesting that were issued after May 1, 2006, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Weighted average fair value of stock options granted	$9.26	$8.33	$8.98	$8.69
Total fair value of stock options and SARs vested	651	3,865	9,470	9,575
Total intrinsic value of stock options exercised	7,776	2,914	11,199	7,035
Total intrinsic value of SARs paid	95	122	162	215

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

Information regarding our restricted stock during the six months ended October 31, 2006 is as follows:

Nonvested shares	Shares (in thousands)	Weighted- average grant date fair value
Nonvested at April 30, 2006	687	$16.63
Granted	1,041	19.20
Vested	(294)	15.29
Forfeited	(60)	18.79

Nonvested at October 31, 2006	1,374	$18.77

As of October 31, 2006, there was $10,620 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 1.7 years. For restricted stock awards subject to graded vesting that were issued after May 1, 2006, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and six months ended October 31, 2006, two and 70 restricted stock shares totaling $53 and $1,381, respectively, were repurchased by the Company at the option of the employee to pay for taxes on restricted stock shares vesting in the periods.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the six months ended October 31, 2006 and 2005, employees purchased 85 shares at $16.65 per share, and 106 shares at $15.09 per share, respectively. Employees did not purchase any shares in the three months ended October 31, 2006 and 2005. At October 31, 2006, the plan had approximately 1.0 million shares available for future issuance.

Common Stock

The Company issued approximately 729 and 1,095 common shares as a result of the exercise of stock options and 85 common shares in conjunction with the Company’s ESPP in the three and six months ended October 31, 2006, respectively. The Company issued approximately 293 and 718 common shares relating to the exercise of stock options and 106 common shares in conjunction with the Company’s ESPP in the three and six months ended October 31, 2005, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within 12 months. FIN 48 is effective for the Company on May 1, 2007. Any differences between the amounts recognized in the statement of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of FIN 48; however, it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Net income (Numerator):
Net income for basic EPS	$13,566	$10,904	$27,229	$22,517
Interest expense on convertible securities, net of related tax effects	785	785	1,570	1,569

Net income for diluted EPS	$14,351	$11,689	$28,799	$24,086

Shares (Denominator):
Weighted average shares for basic EPS	39,018	40,054	39,019	39,719
Effect of: convertible subordinated notes	4,470	4,470	4,470	4,470
convertible preferred stock	1,117	1,117	1,117	1,117
warrants	117	86	113	85
restricted stock	134	74	165	293
stock options	1,709	1,380	1,781	1,441
employee stock purchase plan	3	4	2	8

Adjusted weighted average shares for diluted EPS	46,568	47,185	46,667	47,133

Basic EPS	$0.35	$0.27	$0.70	$0.57

Diluted EPS	$0.31	$0.25	$0.62	$0.51

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

Total comprehensive income is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Net income	$13,566	$10,904	$27,229	$22,517
Foreign currency translation adjustment	(659)	1,111	571	(2,648)
Unrealized gain (loss) on marketable securities, net of taxes	683	(131)	209	57

Comprehensive income	$13,590	$11,884	$28,009	$19,926

The accumulated other comprehensive income at October 31, 2006 includes foreign currency translation adjustments and gains on marketable securities, net of taxes, of $10,699 and $991, respectively.

4. Deferred Compensation, Pension Plan and Executive Capital Accumulation Plan

The Company has several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
Components of net periodic benefit costs:	2006	2005	2006	2005
Service cost	$303	$419	$606	$838
Interest cost	752	786	1,504	1,572
Amortization of actuarial gain	13	104	26	209
Amortization of net transition obligation	53	—	106	—

Net periodic benefit cost	$1,121	$1,309	$2,242	$2,619

In fiscal 2005, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $26 and $6,633 ECAP contribution in the three and six months ended October 31, 2006, respectively. The Company contribution vests and is expensed ratably over a four year vesting period.

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

6. Business Segments

The Company operates in two global business segments: executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership development solutions and other consulting engagements including revenue from our recent acquisition of the Lominger entities (as defined below), is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

A summary of the Company’s results of operations by business segment are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Fee revenue:
Executive recruitment:
North America	$80,006	$62,754	$155,490	$124,481
Europe	32,819	27,846	67,006	54,867
Asia Pacific	18,297	14,692	36,561	28,011
South America	3,987	3,663	8,466	7,034

Total executive recruitment	135,109	108,955	267,523	214,393
Futurestep	20,609	16,834	40,958	33,597

Total fee revenue	$155,718	$125,789	$308,481	$247,990

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Total revenue:
Executive Recruitment:
North America	$84,954	$66,619	$165,718	$132,267
Europe	34,536	28,734	69,893	56,722
Asia Pacific	18,609	15,074	37,148	28,781
South America	4,116	3,861	8,793	7,408

Total executive recruitment	142,215	114,288	281,552	225,178
Futurestep	22,572	18,644	44,381	36,849

Total revenue	$164,787	$132,932	$325,933	$262,027

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Operating income (loss):
Executive recruitment:
North America	$16,778	$15,093	$33,858	$29,406
Europe	6,191	5,508	11,395	10,595
Asia Pacific	3,297	3,195	6,987	5,886
South America	360	281	1,098	947

Total executive recruitment	26,626	24,077	53,338	46,834
Futurestep	1,845	1,466	2,889	3,397
Corporate	(7,323)	(7,457)	(14,731)	(13,401)

Total operating income	$21,148	$18,086	$41,496	$36,830

7. Acquisitions

The Company acquired Lominger Limited, Inc., a Minnesota corporation, and Lominger Consulting, Inc., a Minnesota corporation (together referred to as the “Lominger Entities”), as well as all of the intellectual property rights of Drs. Robert W. Eichinger and Michael M. Lombardo (the co-founders of the Lominger Entities), on August 8, 2006. The purchase price for the transaction totaled $24,400, subject to adjustment, and was preliminarily allocated as follows: $3,500 to goodwill, $18,100 to purchased intangibles, $4,500 to total assets acquired and $1,700 to total liabilities assumed. We account for goodwill and purchased intangibles in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, the Company’s preliminary estimates of goodwill could be revised during the next twelve months as any necessary final purchase accounting adjustments are recorded. Actual results of operations of the Lominger Entities are included in our condensed consolidated financial statements from August 8, 2006, the effective date of this acquisition.

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

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q.

Executive Summary

Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”, or in the first person, “we”, “us” and “our”) are a leading provider of talent management solutions with the broadest global presence in the executive recruitment segment of the industry. Our services include executive recruitment, middle-management and outsourced recruitment through Futurestep, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2006 were for board level, chief executive and other senior executive positions. Our 4,373 clients in fiscal 2006 included approximately 44% of the Fortune 500 companies. We have established strong client loyalty; more than 83% of the executive recruitment assignments we performed in fiscal 2006 were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Fee revenue increased 24% in the second quarter of fiscal 2007 to $155.7 million compared to prior year second quarter primarily due to a 14% increase in the number of engagements billed in the executive search segment, resulting from an increase in the number of engagements opened as well as higher average fees in engagements billed. Fee revenue was also impacted by our acquisition of the Lominger Entities on August 8, 2006. The North American region experienced the largest dollar increase in fee revenue in executive recruitment, as revenue increased $17.2 million, or 27%, due to a 9% increase in the number of engagements billed in the quarter combined with an increase in average fees in engagement. Futurestep experienced a 22% increase in fee revenue over the prior year’s quarter as engagements billed in the period increased versus the prior year quarter. In the second quarter of fiscal 2007, we earned operating income of $21.1 million, with operating income of $26.6 million and $1.8 million from executive recruitment and Futurestep, respectively, offset by corporate expenses of $7.3 million.

Our total long-term debt at October 31, 2006 was $47.3 million. Our working capital increased $2.3 million to $220.5 million at October 31, 2006 compared to $218.2 million at April 30, 2006.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2006 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three and six month periods ended October 31, 2006 and 2005 as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Fee revenue	100%	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	6	6	6	6

Total revenue	106	106	106	106
Compensation and benefits	65	65	67	64
General and administrative expenses	18	19	17	19
Out-of-pocket engagement expenses	7	6	6	6
Depreciation and amortization	2	2	2	2

Operating income	14	14	14	15

Net income	9%	9%	9%	9%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended October 31,				Six Months Ended October 31,
	2006		2005		2006		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$80,006	51%	$62,754	50%	$155,490	50%	$124,481	50%
Europe	32,819	21	27,846	22	67,006	22	54,867	22
Asia Pacific	18,297	12	14,692	12	36,561	12	28,011	11
South America	3,987	3	3,663	3	8,466	3	7,034	3

Total executive recruitment	135,109	87	108,955	87	267,523	87	214,393	86
Futurestep	20,609	13	16,834	13	40,958	13	33,597	14

Total fee revenue	155,718	100%	125,789	100%	308,481	100%	247,990	100%

Reimbursed out-of-pocket engagement expenses	9,069		7,143		17,452		14,037

Total revenue	$164,787		$132,932		$325,933		$262,027

	Three Months Ended October 31,				Six Months Ended October 31,
	2006		2005		2006		2005
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$16,778	21%	$15,093	24%	$33,858	22%	$29,406	24%
Europe	6,191	19	5,508	20	11,395	17	10,595	19
Asia Pacific	3,297	18	3,195	22	6,987	19	5,886	21
South America	360	9	281	8	1,098	13	947	14

Total executive recruitment	26,626	20	24,077	22	53,338	20	46,834	22
Futurestep	1,845	9	1,466	9	2,889	7	3,397	10
Corporate	(7,323)		(7,457)		(14,731)		(13,401)

Total operating income	$21,148	14%	$18,086	14%	$41,496	14%	$36,830	15%

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Fee Revenue. Fee revenue increased $29.9 million, or 24%, to $155.7 million in the three months ended October 31, 2006 compared to $125.8 million in the three months ended October 31, 2005. Globally, engagements billed increased as did the average fees in engagements billed. Strong performances in all segments were noted along with continued revenues derived from the Company’s newer offices, opened in the latter part of last fiscal year. In addition, on August 8, 2006, the Company acquired all of the outstanding capital stock of Lominger Limited, Inc. and Lominger Consulting, Inc. (the “Lominger Entities”). The Lominger Entities contributed $3.4 million of fee revenue during the quarter.

Executive Recruitment – Executive Recruitment fee revenue increased $26.1 million, or 24%, to $135.1 million due to a 14% increase in the number of engagements billed in the period, an increase in the average fee in engagements billed and the impact of the Lominger acquisition. Emerging economies as well as expanding industries in various regions also factored in the overall growth in fee revenue.

North America fee revenue increased $17.2 million, or 27%, to $80.0 million in the current quarter primarily due to an 9% increase in the number of engagements billed and an increase in average fees in engagement billed. Growth in all sectors was noted, with more significant increases derived from the financial services and industrial sectors, along with strong performance from the advanced technology sector.

Europe reported an increase in fee revenue of $4.9 million or 18%, to $32.8 million from $27.9 million in the same period last year, primarily due to a 21% increase in engagements billed and an increase in average fees in engagements billed. Business in the European market continues to expand in the newer offices established and office relocations occurring in the latter part of the prior fiscal year, including in the Czech Republic and in Germany. Exchange rates favorably impacted European fee revenue by $2.1 million in the current quarter as compared to last year.

Asia Pacific fee revenue increased $3.6 million, or 24%, to $18.3 million compared to the same period last year due to a 17% increase in the number of engagements billed as well as an increase in average fees in engagements billed. The Company’s offices in China and Hong Kong continue to grow and the emerging markets in the region now account for almost half the total increase in the Asia Pacific’s fee revenue as compared to the same quarter last year. Exchange rates favorably impacted Asia Pacific fee revenue by $0.1 million in the current quarter.

South America reported fee revenue of $4.0 million, an increase of $0.3 million, or 9%, compared to last year due to a 9% increase in the number of engagements billed, as well as an increase in the average fee in engagements billed. The majority of the increase in the current quarter is attributed to the continued growth of business in Brazil, where fee revenues increased by 19%, also representing over half the total increase in the entire region’s fee revenue in the current quarter. Exchange rates favorably impacted fee revenue by $0.1 million in the current quarter.

Futurestep - Fee revenue increased $3.8 million, or 22%, to $20.6 million in the three months ended October 31, 2006 compared to $16.8 million in the three months ended October 31, 2005. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of new engagements billed. Of the total increase in fee revenue, Europe experienced the largest increases of $1.5 million. Fee revenue continued to increase from revenue streams such as Recruitment Process Outsourcing (“RPO”) and Interim Solutions along with continued movement towards performance of larger engagements. Exchange rates favorably impacted fee revenue by $0.3 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $20.9 million, or 26%, to $102.1 million in the three months ended October 31, 2006 compared to $81.2 million in the three months ended October 31, 2005. The increase in compensation and benefits expense reflects the hiring of new consultants globally, along with performance increases and internal promotions effective at the beginning of this fiscal year, as well as the continued development of internal resources in response to increasing demand for the Company’s services. An increase of $1.4 million is attributable to the addition of the Lominger Entities. Additionally, a $1.4 million increase was noted due to the stock-based compensation expense recorded in the current quarter in relation to the adoption of SFAS 123(R). The Company’s average consultant count for the three months ended October 31, 2006 was 568 globally, which was an increase of 88 consultants or 18% versus the three months ended October 31, 2005.

Executive recruitment compensation and benefits expenses of $84.1 million increased by 28%, or $18.4 million, as compared to $65.7 million recorded in same period last year due to increased variable compensation based rewards as well as new consultants joining the Company. Additionally, stock-based compensation expense accounted for an additional $1.3 million in total expense in the current quarter, which was not present last year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased to 62%, as compared to 60% in the prior year quarter due to increased profitability and SFAS 123(R) stock-based compensation expense. The average number of consultants in executive recruitment increased to 483, a 13% increase or 57 consultants over the prior year quarter. Exchange rates impacted compensation and benefits expense by $1.6 million in the current year.

Futurestep compensation and benefits expense increased $2.2 million, or 19%, to $13.5 million from $11.3 million in the prior year due to internal resource development as well as continuing investment in our people. Increased variable compensation expenses as well as additional external contractors’ expense arising from increased business have also been major factors in expense fluctuations over the same period last year. Stock-based compensation expense recorded in the regions totaled $0.1 million in the current year. Average Futurestep consultant headcount increased to 85 at October 31, 2006, a 60% increase over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 65% from 67% in the prior year.

Corporate compensation and benefits expense increased $0.2 million to $4.5 million in the current quarter, reflective of a slight increase in headcount.

General and Administrative Expenses. General and administrative expenses increased $4.3 million, or 18%, to $28.3 million in the three months ended October 31, 2006 compared to $24.0 million in the same period last year. Increases to general and administrative expenses related to a $2.0 million increase in premise and office expense along with a $2.0 million increase in other types of general expenses including meeting and travel expense. Increased office expense is consistent with the office openings and relocations in the latter part of the previous fiscal year. The Lominger Entities contributed $0.5 million to the increase. Exchange rates impacted general and administrative expenses unfavorably by $0.1 million in the current quarter.

In executive recruitment, general and administrative expenses increased $3.6 million. The majority of the fluctuation related to a $1.3 million increase in premise and office expense, which increased across all four regions. The remaining increases related mainly to a $0.6 million increase in business development expense as the business continues to grow and expand as well as a $1.7 million increase related mainly to miscellaneous general expenses including meeting and travel expense.

Futurestep general and administrative expense increased $1.1 million, or 33%, to $4.4 million, primarily due to increased premise and office expense of $0.6. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% from 19% in the prior year.

Corporate general and administrative expenses decreased $0.4 million, or 16%, over the prior year due to decreased administrative expenses of $1.1 million including travel and meeting expenses offset by an increase in business development and premises expense.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $10.9 million increased $3.5 million, or 47%, over the prior year as a result of a 14% increase in executive recruitment engagements in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 7% in the three months ended October 31, 2006 versus 6% in the prior year.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.4 million in the three months ended October 31, 2006, an increase of $0.2 million as compared to $2.2 million last year. Expense relates mainly to depreciation on computer equipment and software, furniture and fixtures, as well as leasehold improvements. The primary reason for the slight increase in depreciation expense over last year is due to the additional expense derived from computer software and hardware added at various times last year.

Operating Income. Operating income increased $3.0 million, or 17%, to $21.1 million in the current quarter compared to $18.1 million in the prior year, resulting from increased total revenue of $31.9 million offset by a $28.8 million increase in operating expenses, primarily related to compensation and benefits expense. Expenses of $1.4 million related to SFAS 123(R) stock compensation expense contributed to increased compensation and benefit expense in the current quarter. Operating income as a percentage of fee revenue was 14% in both periods.

Executive recruitment operating income increased $2.5 million, or 10%, to $26.6 million in the three months ended October 31, 2006 compared to $24.1 million in the three months ended October 31, 2005. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense arising from increased headcount and stock-based compensation expense along with increased general expenses, specifically derived from increased premise and office expense. The Lominger Entities contributed $0.5 million of operating income during the quarter. Executive recruitment operating income, as a percentage of fee revenue, decreased to 20% from 22% last year primarily as a result of the implementation of SFAS 123(R).

Futurestep operating income was $1.8 million and $1.5 million in the three months ended October 31, 2006 and 2005, respectively. The increase in Futurestep operating income is due to increased fee revenue offset by increased compensation and benefits costs, arising from increased headcounts and increased premise expense. Futurestep operating income, as a percentage of fee revenue, was 9% in both periods.

Corporate expenses for the three months ended October 31, 2006 were $7.3 million, a decrease of $0.2 million, as compared to $7.5 million in the same quarter last year. Corporate expenses in the current period decreased overall due to a decrease in general administrative expenses including travel and meeting expenses.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income and income resulting from the Company’s various interest bearing accounts. Interest income, net totaled $1.7 million for the three months ended October 31, 2006, which was a $0.5 million increase as compared to $1.2 million in the same period in 2005, due to interest and dividend income resulting from higher yields on the balances in various accounts disbursed throughout the regions.

Interest Expense. Interest expense was $2.6 million in both quarters. Interest expense of $2.4 million related to borrowings under our convertible securities and COLI policies in our Corporate segment, with the remaining $0.2 million distributed throughout the remaining segments.

Provision for Income Taxes. The provision for income taxes was $7.5 million for the three months ended October 31, 2006 compared to $6.3 million for the same period last year. The provision for income taxes reflects a 37% effective tax rate for the current quarter. The provision for income taxes for the same period last year reflects a 38% effective tax rate.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $0.8 million in the current quarter versus $0.6 million in the same quarter last year, reflecting increased profitability from our Mexican subsidiaries.

Six Months Ended October 31, 2006 Compared to Six Months Ended October 31, 2005

Fee Revenue. Fee revenue increased $60.5 million, or 24%, to $308.5 million in the six months ended October 31, 2006 compared to $248.0 million in the six months ended October 31, 2005. The improvement in fee revenue is attributable to an increase in the number of engagements billed and average fees. The number of engagements billed increased by 24% over the same period last year, with the larger increases noted especially in Europe executive search and Futurestep. The Lominger Entities contributed $3.4 million in revenues during the six months ended October 31, 2006. Exchange rates favorably impacted fee revenues by $3.0 million in the current year.

Executive Recruitment – Executive Recruitment fee revenue increased $53.1 million, or 25%, due to an increase in both the number of engagements billed, an increase in the average fee and the impact of the Lominger acquisition. On a year-to-date basis, executive recruitment engagements billed have increased by 13% as compared to the same period last year. North America fee revenue increased $31.0 million, or 25%, to $155.5 million in the six months ended October 31, 2006 primarily due to a 6% increase in the number of engagements billed as well as an increase in the average fees in engagements billed. Europe reported fee revenue of $67.0 million, an increase of $12.1 million, or 22%, compared to last year due to a 21% increase on the number of engagements billed. Exchange rates favorably impacted fee revenue for Europe by $3.0 million in the current period. Asia Pacific fee revenue increased $8.6 million, or 31%, to $36.6 million compared to the same period last year due to a 16% increase in the number of engagements billed. Exchange rates had nominal impact on Asia Pacific fee revenue in the current period. South America reported fee revenue of $8.5 million, an increase of $1.5 million, or 21%, compared to $7.0 million last year due to an increase in the number of new engagements billed in the current period and an increase in average fees in engagements billed. Exchange rates favorably impacted South American fee revenue by $0.2 million in the current period.

Futurestep - Fee revenue increased $7.4 million, or 22%, to $41.0 million in the six months ended October 31, 2006 compared to $33.6 million in the six months ended October 31, 2005. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of engagements billed compared to the same period last year, combined with our strategic shift to recruitment process outsourcing. Exchange rates favorably impacted fee revenue by $0.3 million in the period.

Compensation and Benefits. Compensation and benefits expense increased $47.3 million, or 30%, to $206.5 million in the six months ended October 31, 2006 compared to $159.2 million in the six months ended October 31, 2005. The increase in compensation and benefits expense is due to a 18% increase in the average number of new consultants since the same period last year in addition to increased profitability and retention awards. Compensation and benefits expense increased by $1.4 million due to the addition of the Lominger Entities for the six months ended October 31, 2006. Executive recruitment compensation and benefits costs of $169.7 million increased $39.8 million, or 31%, compared to last year primarily due to consultants hired over the past year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased 2% to 63% as compared to prior year. Futurestep compensation and benefits expense increased $5.8 million, or 27%, to $27.6 million from $21.8 million in the prior year due to significant investments in our people which increased Futurestep’s average consultant headcount by 34% over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 68% from 65% in the prior year. Corporate compensation and benefits expense increased by $1.7 million to $9.1 million at October 31, 2006 as compared to $7.4 million in the same period last year. Increased compensation and benefits expense in the Corporate sector related mainly to an increase in personnel and stock-based compensation expense that wasn’t present in the prior year.

General and Administrative Expenses. General and administrative expenses increased $5.9 million, or 13%, to $52.6 million in the six months ended October 31, 2006 compared to $46.7 million in the same period last year. The Lominger Entities contributed $0.5 million to the increase.

In Executive Recruitment, general and administrative expenses increased $4.7 million, from $34.2 million in the prior year to $38.9 million in the current year. The increase was driven by other administrative expenses of $2.0 million including travel and meeting expenses and an increase in premise and office expense of $2.1 million, noted in all regions due to increased rent expense and total space leased. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 15% from 16% in the prior year.

Futurestep general and administrative expense increased $1.7 million, or 25%, primarily due to increased premises and office expense of $1.1 million, noted across all regions, resulting from increased rent expense and the opening of new offices in Europe and Asia. Bad debt expense increased by $0.5 million resulting from an increase in the level of business and corresponding increase in accounts receivable. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% from 20% in the prior year.

Corporate general and administrative expenses decreased $0.5 million, or 8% over the prior year due to decreased administrative expenses of $1.0 million, primarily due to decreased legal and professional expenses in the current year as well as a decrease in travel and meeting expenses offset by an increase in premises and business development expenses.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $20.6 million increased $5.7 million, or 38%, over the prior year as a result of increased engagements of 25% as compared to last year. As a percentage of fee revenue, out-of-pocket engagement expense was 6% in both periods.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $4.7 million in the six months ended October 31, 2006, a slight increase of $0.3 million from the prior year amount of $4.4 million at October 31, 2005. Depreciation expense relates mainly to computer equipment and software, furniture and fixtures, as well as leasehold improvements.

Operating Income. Operating income increased $4.7 million, or 13%, to $41.5 million in the six months ended October 31, 2006 compared to $36.8 million in the prior period. Operating income, as a percentage of fee revenue, was 14% compared to 15% in the prior year, resulting from the increase in revenue of $63.9, offset by an increase in operating expenses of $59.2 million in the current fiscal year. The Lominger Entities contributed $0.5 million of operating income during the six months ended October 31, 2006.

Executive recruitment operating income increased $6.5 million, or 14%, to $53.3 million in the six months ended October 31, 2006 compared to $46.8 million in the six months ended October 31, 2005. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 20% from 22% last year.

Futurestep operating income was $2.9 million in the six months ended October 31, 2006, a decrease of $0.5 million as compared to $3.4 million in the same period of 2005. Futurestep operating income, as a percentage of fee revenue, declined to 7% from 10% in the prior year. Compensation and benefits costs related to increased headcount and general and administrative expenses contributed to the decline in operating income during the current year.

Corporate expenses were $14.7 million in the six months ended October 31, 2006, an increase of $1.3 million, compared to $13.4 million in the same period last year, attributable mainly stock-based compensation and an increase in personnel.

Interest Income and Other Income, Net. Interest income and other income, net of $4.2 million increased by $1.7 million in the six months ended October 31, 2006 from $2.5 million in the six months ended October 31, 2005. The increase is due to $1.6 million in interest and other income, mainly from the Corporate segment, resulting from higher cash balances and interest rate growth.

Interest Expense. Interest expense, primarily related to the borrowings under our convertible securities and COLI policies, was $5.1 million in both periods.

Provision for Income Taxes. The provision for income taxes was $15.1 million for the six months ended October 31, 2006 compared to $12.8 million last year. The provision for income taxes reflects a 37% effective tax rate which is comparable to the effective tax rate for the prior year.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $1.8 million in the six months ended October 31, 2006, an increase of $0.8 million, compared to $1.0 million, in the same period in 2005.

Liquidity and Capital Resources

Cash used by operating activities was $13.7 million for the six months ended October 31, 2006 compared to $21.1 million last year. As revenue has continued to increase, receivables also have increased. Accounts payable and accrued liabilities balances in both years reflect increased business activity and expense along with fiscal year bonuses. These items were offset by increases in net income, stock-based compensation and deferred compensation expense.

Cash used in investing activities was $33.7 million in the six months ended October 31, 2006, compared to $15.0 million in the prior year, an increase in cash used of $18.7 million. In the six months ended October 31, 2006, the increase in cash used was primarily attributable to the acquisition of the Lominger Entities and their Leadership Development Solutions business. Additionally, we invested $5.6 million in marketable securities in conjunction with our ECAP program, a decrease of $2.0 million over the prior year period, mainly due to the timing and amounts of the ECAP employer contribution in the previous fiscal year. Capital expenditures for the six months ended October 31, 2006 and October 31, 2005 totaled $6.0 million and $5.4 million, respectively, a slight increase of $0.6 million. Capital expenditures in both periods were incurred in relation to continuing expansion of our Futurestep business as well as continuing expansion globally especially in North America, where capital expenditures related to providing computer hardware to new hires in the executive recruitment segment.

Cash used in financing activities was $8.4 million in the six months ended October 31, 2006 compared to $8.7 million provided by financing activities last year. In the six months ended October 31, 2006, treasury stock repurchases made in relation to our stock buyback programs totaled $25.9 million. This was offset by $13.5 million in proceeds received from exercises of employee stock options and in conjunction with the semi-annual offerings under our ESPP the first of which occurred in July 2006.

Total outstanding borrowings under our COLI policies were $58.6 million and $57.0 million as of October 31, 2006 and 2005, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $131.6 million and $124.5 million as of October 31, 2006 and 2005, respectively. Borrowings under our COLI policies are netted against the cash surrender value of the life insurance policies in our consolidated balance sheets.

As of October 31, 2006, we had approximately $45.3 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility with a $50 million borrowing capacity and no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of October 31, 2006, we had no outstanding borrowings on our credit facility.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. In the six months ended October 31, 2006, we recognized foreign currency gains of $0.1 million globally.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company ‘s exchange loss would have been $1.6 million, $2.7 million and $3.7 million, respectively, based on outstanding balances at October 31, 2006. If the U.S. dollar weakened by the same increments against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange gain would have been $1.6 million, $2.7 million and $3.7 million, respectively, based on outstanding balances at October 31, 2006.

Interest Rate Risk

As of October 31, 2006, we had no outstanding balance on our credit facility. We have $58.6 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2006 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of October 31, 2006, we have approximately $45.3 million of 7.5% Convertible Debt and $11.4 million liquidation value of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended October 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

During the three and six months ended October 31, 2006, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005 and June 2006. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1), (2)
August 1, 2006-August 31, 2006	—	—	—	$32.6 million
September 1-September 30, 2006	2,475	$21.36	—	$32.6 million
October 1-October 31, 2006	—	—	—	$32.6 million

Balance as of October 31, 2006	1,345,766		1,275,200

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. In the last three and six months of the current fiscal year, all 1,275,200 shares were repurchased under the 2005 program.

(2)	On June 8, 2006, the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2007.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: December 11, 2006	By:	/s/ GARY D. BURNISON
Gary D. Burnison
Chief Operating Officer and Chief Financial Officer