Form 10-Q
period 2007-01-31
KORN FERRY INTERNATIONAL
filed 2007-03-12
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007 or

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

The number of shares outstanding of our common stock as of March 7, 2007 was 42,693,512.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(unaudited)

	As of January 31, 2007	As of April 30, 2006
ASSETS
Cash and cash equivalents	$248,795	$257,543
Marketable securities	33,826	20,654
Receivables due from clients, net of allowance for doubtful accounts of $11,880 and $8,818, respectively	121,374	87,287
Income tax and other receivables	5,912	5,328
Deferred income taxes	9,853	9,669
Prepaid expenses	15,411	14,019

Total current assets	435,171	394,500
Property and equipment, net	23,155	20,533
Cash surrender value of company owned life insurance policies, net of loans	74,475	70,592
Deferred income taxes	35,400	32,267
Goodwill and intangible assets, net	137,666	109,484
Deferred financing costs, investments and other	10,294	8,115

Total assets	$716,161	$635,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,796	$9,731
Income taxes payable	28,335	17,138
Compensation and benefits payable	113,114	121,885
Other accrued liabilities	36,443	27,537

Total current liabilities	187,688	176,291
Deferred compensation and other retirement plans	85,200	71,790
Long-term debt	47,325	45,147
Other liabilities	6,417	7,523
7.5% Convertible mandatorily redeemable Series A preferred stock, net of unamortized discount and issuance costs, redemption value $11,387	11,137	10,989

Total liabilities	337,767	311,740

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 46,376 and 43,628 shares issued and 42,604 and 41,201 shares outstanding, respectively	369,910	344,285
Retained earnings (deficit)	18,805	(23,154)
Unearned restricted stock compensation	(23,354)	(7,731)
Accumulated other comprehensive income	13,587	10,910

Stockholders’ equity	378,948	324,310
Less: Notes receivable from stockholders	(554)	(559)

Total stockholders’ equity	378,394	323,751

Total liabilities and stockholders’ equity	$716,161	$635,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Fee revenue	$165,239	$129,626	$473,720	$377,616
Reimbursed out-of-pocket engagement expenses	8,269	7,191	25,721	21,229

Total revenue	173,508	136,817	499,441	398,845
Compensation and benefits	112,343	86,936	318,852	246,100
General and administrative expenses	26,806	21,305	79,431	68,034
Out-of-pocket engagement expenses	10,394	7,684	31,040	22,569
Depreciation and amortization	2,557	2,177	7,214	6,597

Total operating expenses	152,100	118,102	436,537	343,300

Operating income	21,408	18,715	62,904	55,545
Interest and other income, net	3,212	6,332	7,375	8,867
Interest expense	2,548	2,510	7,664	7,591

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	22,072	22,537	62,615	56,821
Provision for income taxes	8,100	6,375	23,184	19,164
Equity in earnings of unconsolidated subsidiaries, net	758	451	2,528	1,473

Net income	$14,730	$16,613	$41,959	$39,130

Basic earnings per common share	$0.37	$0.41	$1.07	$0.98

Basic weighted average common shares outstanding	39,650	40,248	39,229	39,895

Diluted earnings per common share	$0.33	$0.37	$0.95	$0.88

Diluted weighted average common shares outstanding	47,449	47,484	46,860	47,226

The accompanying notes are an integral part of these condensed consolidated financial statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2007	2006
Cash from operating activities:
Net income	$41,959	$39,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,214	6,597
Stock compensation expense	4,377	—
Interest paid in kind and amortization of discount on convertible securities	590	591
Loss on disposition of property and equipment	171	52
Provision for doubtful accounts	6,797	4,793
Gain on cash surrender value of life insurance policies	(3,690)	(4,189)
Realized gains on marketable securities	(1,835)	(1,064)
Recovery on investment loss	—	(4,535)
Deferred income taxes	(6,287)	(5.561)
Non-cash compensation arrangements	5,914	4,030
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	13,410	10,164
Receivables	(39,358)	(25,841)
Prepaid expenses	(1,137)	149
Investment in unconsolidated subsidiaries	(2,843)	(2,227)
Income taxes payable	11,313	10,614
Accounts payable and accrued liabilities	(3,575)	(20,062)
Other	(2,328)	(413)

Net cash provided by operating activities	30,692	12,228

Cash from investing activities:
Purchase of property and equipment	(8,249)	(8,203)
Purchase of marketable securities, net	(10,854)	(9,910)
Cash paid for acquisitions, net of cash acquired	(23,786)	(1,049)
Premiums on life insurance policies	(1,534)	(1,545)
Dividends received from unconsolidated subsidiaries	2,178	2,479

Net cash used in investing activities	(42,245)	(18,228)

Cash from financing activities:
Borrowings under life insurance policies	1,347	1,474
Purchase of common stock	(25,937)	(1,974)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	19,616	16,834
Tax benefit from exercise of stock options	6,258	3,641
Receipts on stockholders’ notes	5	7

Net cash provided by financing activities	1,289	19,982

Effect of exchange rates on cash and cash equivalents	1,516	(830)

Net (decrease) increase in cash and cash equivalents during the period	(8,748)	13,152
Cash and cash equivalents at beginning of the period	257,543	199,133

Cash and cash equivalents at end of the period	$248,795	$212,285

The accompanying notes are an integral part of these condensed consolidated financial statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements for the three and nine months ended January 31, 2007 and 2006 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2006 (the “Annual Report”) and should be read together with the Annual Report.

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

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets as of January 31, 2007 and April 30, 2006. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

As a result of recognizing compensation expense for stock options and the ESPP pursuant to the provisions of SFAS No. 123(R), the Company’s income before income taxes and net income for the three months ended January 31, 2007, were $1,250 and $780 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25. For the nine months ended January 31, 2007, the Company’s income before income taxes and net income were $4,542 and $2,834 lower, respectively. In addition, basic and diluted earnings per share (“EPS”) for the three months ended January 31, 2007 were $0.02 and $0.01 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No.25. For the nine months ended January 31, 2007, the Company’s basic and diluted EPS were $0.07 and $0.06 lower, respectively.

The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended January 31, 2007 and 2006:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Stock options and SARs	$1,230	$432	$4,007	$1,083
Restricted stock	2,350	1,119	6,021	3,017
Employee Stock Purchase Plan	114	—	346	—

Total stock-based compensation expense, pre-tax	3,694	1,551	10,374	4,100
Tax benefit from stock-based compensation expense	(1,395)	(554)	(4,022)	(1,524)

Total stock-based compensation expense, net of tax	$2,299	$997	$6,352	$2,576

The above table does not reflect any stock option or ESPP compensation for the three and nine months ended January 31, 2006 as the Company generally did not record stock option or ESPP expense under APB No. 25, as previously discussed.

The following table illustrates the effect on net income and EPS for the three and nine months ended January 31, 2006 if we had applied the fair value recognition provisions as provided under SFAS No. 123:

	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2006
Net income, as reported	$16,613	$39,130
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported	997	2,576
Employee stock compensation expense determined under the fair-value based method	(2,359)	(7,087)

Net income, as adjusted	$15,251	$34,619

Interest expense on convertible securities, net of related tax effects	785	2,354

Net income adjusted for computation of diluted EPS, as adjusted	$16,036	$36,973

Basic EPS
As reported	$0.41	$0.98
Pro forma	$0.38	$0.87
Diluted EPS
As reported	$0.37	$0.88
Pro forma	$0.34	$0.78

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the option is estimated using historical data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. Upon adoption of SFAS No. 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the nine months ended January 31:

	Nine Months Ended January 31,
	2007	2006
Expected volatility	48.05%	50.0%
Risk-free interest rate	4.95%	3.83%
Expected option life (in years)	4.00	4.50
Expected dividend yield	0.00%	0.00%

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

Stock option and SARs information during the nine months ended January 31, 2007 is as follows:

	Options (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Outstanding at April 30, 2006	6,743	$13.42
Granted	104	20.92
Exercised	(1,645)	10.79
Forfeited/expired	(131)	16.07

Outstanding at January 31, 2007	5,071	$14.36	5.83	$48,922

Exercisable at January 31, 2007	4,183	$13.55	5.33	$43,861

Included in the table above are 67 SARs outstanding at January 31, 2007 with a weighted-average exercise price of $12.02, and 66 SARs exercisable at January 31, 2007 with a weighted-average exercise price of $11.96. As of January 31, 2007, there was $4,950 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a period of one year. For stock option awards subject to graded vesting that were issued after May 1, 2006, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

Additional information pertaining to stock options:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Weighted average fair value of stock options granted	$9.83	$7.14	$9.04	$8.66
Total fair value of stock options and SARs vested	109	194	9,579	9,769
Total intrinsic value of stock options exercised	5,694	5,618	16,893	12,653
Total intrinsic value of SARs paid	70	4	232	219

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

Information regarding our restricted stock during the nine months ended January 31, 2007 is as follows:

Nonvested shares	Shares (in thousands)	Weighted- average grant date fair value
Nonvested at April 30, 2006	687	$16.63
Granted	1,112	19.44
Vested	(295)	15.31
Forfeited	(60)	18.79

Nonvested at January 31, 2007	1,444	$18.97

As of January 31, 2007, there was $10,064 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a period of 1.6 years. For restricted stock awards subject to graded vesting that were issued after May 1, 2006, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and nine months ended January 31, 2007, 1 and 71 restricted stock shares totaling $13 and $1,394, respectively, were repurchased by the Company at the option of the employee to pay for taxes on restricted stock shares vesting in the periods.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended January 31, 2007 and 2006, employees purchased 57 shares at $19.52 per share, and 77 shares at $15.01 per share, respectively. During the nine months ended January 31, 2007 and 2006, employees purchased 142 shares at $17.81 per share, and 183 shares at $15.06 per share, respectively. At January 31, 2007, the plan had approximately 900 shares available for future issuance.

Common Stock

The Company issued approximately 465 and 1,560 common shares as a result of the exercise of stock options and 57 and 142 common shares in conjunction with the Company’s ESPP in the three and nine months ended January 31, 2007, respectively. The Company issued approximately 699 and 1,417 common shares relating to the exercise of stock options and 77 and 183 common shares in conjunction with the Company’s ESPP in the three and nine months ended January 31, 2006, respectively.

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

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). FAS 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, FAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of FAS 158 are effective for the Company on April 30, 2007. Previously unrecognized actuarial gains or losses, prior service cost, and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive income, net of any resulting deferred tax balances. The Company is currently evaluating the impact of the adoption of the recognition provisions of FAS 158; however, it is not expected to have a material impact on the consolidated financial statements.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net income (Numerator):
Net income for basic EPS	$14,730	$16,613	$41,959	$39,130
Interest expense on convertible securities, net of related tax effects	785	785	2,354	2,354

Net income for diluted EPS	$15,515	$17,398	$44,313	$41,484

Shares (Denominator):
Weighted average shares for basic EPS	39,650	40,248	39,229	39,895
Effect of: convertible subordinated notes	4,470	4,470	4,470	4,470
convertible preferred stock	1,117	1,117	1,117	1,117
warrants	131	98	119	89
restricted stock	308	153	209	223
stock options	1,770	1,396	1,715	1,422
employee stock purchase plan	3	2	1	10

Adjusted weighted average shares for diluted EPS	47,449	47,484	46,860	47,226

Basic EPS	$0.37	$0.41	$1.07	$0.98

Diluted EPS	$0.33	$0.37	$0.95	$0.88

Assumed exercises or conversions have been excluded in computing the diluted EPS when their inclusion would be anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net income	$14,730	$16,613	$41,959	$39,130
Foreign currency translation adjustment	1,858	1,085	2,429	(1,563)
Unrealized gain on marketable securities, net of taxes	39	563	248	620

Comprehensive income	$16,627	$18,261	$44,636	$38,187

The accumulated other comprehensive income at January 31, 2007 includes foreign currency translation adjustments and gains on marketable securities, net of taxes, of $12,557 and $1,030, respectively.

4. Deferred Compensation, Pension Plan and Executive Capital Accumulation Plan

The Company has several deferred compensation plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
Components of net periodic benefit costs:	2007	2006	2007	2006
Service cost	$303	$419	$908	$1,258
Interest cost	752	786	2,255	2,359
Amortization of actuarial gain	13	104	39	313
Amortization of net transition obligation	53	—	159	—

Net periodic benefit cost	$1,121	$1,309	$3,361	$3,930

In fiscal 2005, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made a $0 and $6,633 ECAP contributions in the three and nine months ended January 31, 2007, respectively. The Company contribution vests and is expensed ratably over a four year vesting period.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

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

A summary of the Company’s results of operations by business segment are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Fee revenue:
Executive recruitment:
North America	$82,177	$64,371	$237,667	$188,852
Europe	37,872	28,934	104,878	83,801
Asia Pacific	18,608	13,930	55,169	41,941
South America	4,311	4,417	12,777	11,450

Total executive recruitment	142,968	111,652	410,491	326,044
Futurestep	22,271	17,974	63,229	51,572

Total fee revenue	$165,239	$129,626	$473,720	$377,616

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Total revenue:
Executive Recruitment:
North America	$86,657	$68,372	$252,375	$200,639
Europe	39,015	29,973	108,908	86,696
Asia Pacific	19,115	14,288	56,263	43,069
South America	4,375	4,481	13,168	11,889

Total executive recruitment	149,162	117,114	430,714	342,293
Futurestep	24,346	19,703	68,727	56,552

Total revenue	$173,508	$136,817	$499,441	$398,845

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Operating income (loss):
Executive recruitment:
North America	$17,428	$15,260	$51,286	$44,666
Europe	5,996	5,470	17,391	16,065
Asia Pacific	3,622	2,745	10,609	8,632
South America	231	941	1,329	1,888

Total executive recruitment	27,277	24,416	80,615	71,251
Futurestep	2,252	1,396	5,141	4,793
Corporate	(8,121)	(7,097)	(22,852)	(20,499)

Total operating income	$21,408	$18,715	$62,904	$55,545

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

8. Subsequent Events

On March 7, 2007, the Company issued notice for the redemption of its 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock in an aggregate principal price of $10 million. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share April 5, 2007, the business day before the redemption date set forth in the notice. As of March 7, 2007, $45,548,594 of the 7.5% Convertible Subordinated Notes and $11,387,147 of the 7.5% Convertible Series A Preferred Stock was outstanding.

On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock under the common stock repurchase program. The shares can be repurchased in the open market or privately negotiated transactions at the Company’s discretion. The $50 million is in addition to the December 7, 2005 and June 8, 2006 amounts previously approved for $50 million and $25 million, respectively.

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

Executive Summary

Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”, or in the first person, “we”, “us” and “our”) are a leading provider of talent management solutions. Our services include executive recruitment where we have the broadest global presence in this segment of the industry, middle-management and outsourced recruitment through Futurestep, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2006 were for board level, chief executive and other senior executive positions. Our 4,373 clients in fiscal 2006 included approximately 44% of the Fortune 500 companies. We have established strong client loyalty; more than 83% of the executive recruitment assignments we performed in fiscal 2006 were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Fee revenue increased 27% in the third quarter of fiscal 2007 to $165.2 million compared to prior year third quarter primarily due to a 12% increase in the number of engagements billed in the executive search segment, resulting from an increase in the number of engagements opened, as well as higher average fees in engagements billed. Fee revenue was also impacted by our acquisition of the Lominger Entities on August 8, 2006. The North American region experienced the largest dollar increase in fee revenue in executive recruitment, as revenue increased $17.8 million, or 28%, due to a 14% increase in the number of engagements billed in the quarter combined with an increase in average fees in engagement. Futurestep experienced a 24% increase in fee revenue over the prior year’s quarter as average fees in engagement in the period increased versus the prior year quarter. In the third quarter of fiscal 2007, we earned operating income of $21.4 million, with operating income of $27.3 million and $2.3 million from executive recruitment and Futurestep, respectively, offset by corporate expenses of $8.1 million.

Our total long-term debt at January 31, 2007 was $47.3 million. Our working capital increased $29.3 million to $247.5 million at January 31, 2007 compared to $218.2 million at April 30, 2006.

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

Results of Operations

The following table summarizes the results of our operations for the three and nine month periods ended January 31, 2007 and 2006 as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Fee revenue	100%	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	5	6	6	6

Total revenue	105	106	106	106
Compensation and benefits	68	67	67	65
General and administrative expenses	16	17	17	18
Out-of-pocket engagement expenses	6	6	7	6
Depreciation and amortization	2	2	2	2

Operating income	13	14	13	15

Net income	9%	13%	9%	10%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007		2006		2007		2006
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$82,177	50%	$64,371	50%	$237,667	50%	$188,852	50%
Europe	37,872	23	28,934	22	104,878	22	83,801	22
Asia Pacific	18,608	11	13,930	11	55,169	12	41,941	11
South America	4,311	3	4,417	3	12,777	3	11,450	3

Total executive recruitment	142,968	87	111,652	86	410,491	87	326,044	86
Futurestep	22,271	13	17,974	14	63,229	13	51,572	14

Total fee revenue	165,239	100%	129,626	100%	473,720	100%	377,616	100%

Reimbursed out-of-pocket engagement expenses	8,269		7,191		25,721		21,229

Total revenue	$173,508		$136,817		$499,441		$398,845

	Three Months Ended January 31,				Nine Months Ended January 31,
	2007		2006		2007		2006
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$17,428	21%	$15,260	24%	$51,286	22%	$44,666	24%
Europe	5,996	16	5,470	19	17,391	17	16,065	19
Asia Pacific	3,622	20	2,745	20	10,609	19	8,632	21
South America	231	5	941	21	1,329	10	1,888	16

Total executive recruitment	27,277	19	24,416	22	80,615	20	71,251	22
Futurestep	2,252	10	1,396	8	5,141	8	4,793	9
Corporate	(8,121)		(7,097)		(22,852)		(20,499)

Total operating income	$21,408	13%	$18,715	14%	$62,904	13%	$55,545	15%

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Fee Revenue. Fee revenue increased $35.6 million, or 27%, to $165.2 million in the three months ended January 31, 2007 compared to $129.6 million in the three months ended January 31, 2006. Globally, engagements billed increased as did the average fees in engagements billed. Strong performances in all segments were noted along with continued revenues derived from the Company’s newer offices, opened in the latter part of last fiscal year. In addition, on August 8, 2006, the Company acquired all of the outstanding capital stock of Lominger Limited, Inc. and Lominger Consulting, Inc. (the “Lominger Entities”). The Lominger Entities contributed $3.9 million of fee revenue during the quarter.

Executive Recruitment – Executive Recruitment fee revenue increased $31.2 million, or 28%, to $142.9 million due to a 12% increase in the number of engagements billed in the period, an increase in the average fees in engagements billed and the impact of the Lominger acquisition. Emerging economies as well as expanding industries in various regions also factored in the overall growth in fee revenue. Exchange rates favorably impacted fee revenue by $4.5 million in the current quarter.

North America fee revenue increased $17.7 million, or 27%, to $82.1 million in the current quarter primarily due to a 14% increase in the number of engagements billed and an increase in average fees in engagement billed. Growth in all sectors was noted, with more significant increases derived from the financial services and industrial sectors, along with strong performance from the advanced technology sector.

Europe reported an increase in fee revenue of $9.0 million or 31%, to $37.9 million from $28.9 million in the same period last year, primarily due to a 16% increase in engagements billed and an increase in average fees in engagements billed. Business in the European market continues to expand in the newer offices established and office relocations occurring in the latter part of the prior fiscal year, including in the Czech Republic and in Germany. Exchange rates favorably impacted European fee revenue by $4.0 million in the current quarter as compared to last year.

Asia Pacific fee revenue increased $4.7 million, or 34%, to $18.6 million compared to the same period last year due to a 8% increase in the number of engagements billed as well as an increase in average fees in engagements billed. The Company’s offices in China and Hong Kong continue to grow and the emerging markets in the region now account for almost half the total increase in the Asia Pacific’s fee revenue as compared to the same quarter last year. Exchange rates favorably impacted Asia Pacific fee revenue by $0.5 million in the current quarter.

South America reported fee revenue of $4.3 million, a decrease of $0.1 million, or 2%, compared to last year due to a 9% decrease in the number of engagements billed offset by a 7% increase in the average fees in engagements billed. The majority of the net decrease in the current quarter is attributed to Brazil where fee revenues declined compared to the same quarter in 2006. This decrease was offset by increases in fee revenue amongst the other South American entities. Exchange rates favorably impacted fee revenue by $0.1 million in the current quarter.

Futurestep – Fee revenue increased $4.3 million, or 24%, to $22.3 million in the three months ended January 31, 2007 compared to $18.0 million in the three months ended January 31, 2006. The improvement in fee revenue, reflected across all regions, is due to an increase in the average fees in engagements billed. Of the total increase in fee revenue, Asia experienced the largest increases of $1.9 million and Europe generated $1.7 million. Fee revenue continued to increase from continued movement towards performance of larger engagements. Exchange rates favorably impacted fee revenue by $1.0 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $25.4 million, or 29%, to $112.3 million in the three months ended January 31, 2007 compared to $86.9 million in the three months ended January 31, 2006. The increase in compensation and benefits expense reflects the hiring of new consultants globally, along with performance based incentives, and the continued development of internal resources in response to increasing demand for the Company’s services. An increase of $1.6 million is attributable to the addition of the Lominger Entities. Additionally, a $1.3 million increase was noted due to the stock-based compensation expense recorded in the current quarter in relation to the adoption of SFAS 123(R). The Company’s average consultant count for the three months ended January 31, 2007 was 572 globally, which was an increase of 75 consultants or 15% versus the three months ended January 31, 2006.

Executive recruitment compensation and benefits expenses of $91.9 million increased by 32%, or $22.1 million, as compared to $69.8 million recorded in same period last year due to increased variable compensation based rewards as well as new consultants joining the Company. Additionally, stock-based compensation expense accounted for an additional $1.1 million in total expense in the current quarter, which was not present last year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased to 64%, as compared to 63% in the prior year quarter due primarily to SFAS 123(R) stock-based compensation expense. The average number of consultants in executive recruitment increased to 482, an 11% increase or 49 consultants over the prior year quarter. The change in exchange rates resulted in an increase in compensation and benefits expense of $2.8 million in the current quarter.

Futurestep compensation and benefits expense increased $3.0 million, or 24%, to $15.5 million from $12.5 million in the prior year due to internal resource development as well as continuing investment in our people. Increased variable compensation expenses as well as additional external contractors’ expense arising from increased business have also been major factors in expense fluctuations over the same period last year. Stock-based compensation expense recorded in the regions totaled $0.1 million in the current year. Average Futurestep consultant headcount increased to 90 at January 31, 2007, a 52% increase over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 70% in both quarters.

Corporate compensation and benefits expense increased $0.3 million to $4.9 million in the current quarter, mainly due to stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $5.5 million, or 26%, to $26.8 million in the three months ended January 31, 2007 compared to $21.3 million in the same period last year. Increases to general and administrative expenses related to a $2.1 million increase in premise and office expense, $1.8 million increase in bad debt expense along with a $2.0 million increase in other types of general expenses including meeting and travel expense. Increased office expense is due to the office openings and relocations in the latter part of the previous fiscal year. Bad debt expense increased in relation to increases in allowances for doubtful accounts for larger receivables balances in North America and Europe from increased billings versus the same period last year. The Lominger Entities contributed $0.4 million to the increase. The change in exchange rates resulted in an increase in general and administrative expenses of $1.0 million in the current quarter.

In executive recruitment, general and administrative expenses increased $4.4 million. The increase relates to a $1.6 million increase in premise and office expense, which increased across all four regions, and $1.5 million from increases in accounts receivable allowance reserves due mainly to larger receivables balances from increases in engagements billed. The remaining increases related mainly to a $0.5 million increase in business development expense as the business continues to grow and expand as well as a $0.7 million increase related primarily to miscellaneous general expenses including meeting and travel expense.

Futurestep general and administrative expense increased $0.6 million, or 18%, to $4.0 million, primarily due to increased premise and office expense of $0.4 million. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 18% from 19% in the prior year.

Corporate general and administrative expenses increased $0.5 million, or 20%, over the prior year due primarily to an increase in business development and premises expense.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $10.4 million increased $2.7 million, or 35%, over the prior year as a result of a 12% increase in executive recruitment engagements billed in the period. As a percentage of fee revenue, out-of-pocket engagement expense was 6% in the three months ended January 31, 2007 and January 31, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $2.6 million in the three months ended January 31, 2007, an increase of $0.4 million as compared to $2.2 million last year. This expense relates mainly to depreciation on computer equipment and software, furniture and fixtures, as well as leasehold improvements. The primary reason for the slight increase in depreciation expense over last year is due to the additional expense derived from computer software and hardware added at various times last year.

Operating Income. Operating income increased $2.7 million, or 14%, to $21.4 million in the current quarter compared to $18.7 million in the prior year, resulting from increased total revenue of $36.7 million offset by a $33.9 million increase in operating expenses, primarily related to compensation and benefits expense. Expenses of $1.3 million related to SFAS 123(R) stock compensation expense contributed to increased compensation and benefit expense in the current quarter. Operating income as a percentage of fee revenue was 13% in the three months ended January 31, 2007 compared to 14% in the same quarter last year.

Executive recruitment operating income increased $2.9 million, or 12%, to $27.3 million in the three months ended January 31, 2007 compared to $24.4 million in the three months ended January 31,2006. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense arising from increased headcount and total compensation expense along with increased general expenses, specifically derived from increased premise and office expense. The Lominger Entities contributed $0.9 million of operating income during the quarter. Executive recruitment operating income, as a percentage of fee revenue, decreased to 19% from 22% last year primarily as a result of the implementation of SFAS 123(R).

Futurestep operating income was $2.3 million and $1.4 million in the three months ended January 31, 2007 and 2006, respectively. The increase in Futurestep operating income is due to increased fee revenue offset by increased compensation and benefits costs, arising from increased headcounts and increased premise expense. Futurestep operating income, as a percentage of fee revenue, increased to 10% from 8% last year.

Corporate expenses for the three months ended January 31, 2007 were $8.1 million, an increase of $1.0 million, as compared to $7.1 million in the same quarter last year. Corporate expenses in the current period increased overall due to increases in premise and office, business development and meetings and travel expenses.

Interest Income and Other Income, Net. Interest income and other income, net includes interest income and income resulting from the Company’s various interest bearing accounts. Interest income and other income, net totaled $3.2 million for the three months ended January 31, 2007, which was a $3.1 million decrease as compared to $6.3 million in the same period in 2006. The net decrease is due to the prior year quarter having a $4.5 million realization of a loss recovery on a previously impaired investment, a like event was not realized in the three months ended January 31, 2007 and an increase in interest and dividend income resulting from higher yields on the balances in various accounts disbursed throughout the regions.

Interest Expense. Interest expense was $2.5 million in both quarters. Interest expense of $2.4 million related to borrowings under our convertible securities and Company Owned Life Insurance (“COLI”) policies in our Corporate segment, with the remaining $0.1 million distributed throughout the remaining segments.

Provision for Income Taxes. The provision for income taxes was $8.1 million for the three months ended January 31, 2007 compared to $6.4 million for the same period last year. The provision for income taxes reflects a 37% effective tax rate for the current quarter. The provision for income taxes for the same period last year reflects a 28% effective tax rate. Excluding the income recorded as a result of the loss recovery on a previously impaired investment, the effective tax rate for the three months ended January 31, 2006 was 35%, which is comparable to the three months ended January 31, 2007.

Equity in Earnings of Unconsolidated Subsidiaries, net. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $0.8 million in the current quarter versus $0.5 million in the same quarter last year, reflecting increased profitability from our Mexican subsidiaries.

Nine Months Ended January 31, 2007 Compared to Nine Months Ended January 31, 2006

Fee Revenue. Fee revenue increased $96.1 million, or 25%, to $473.7 million in the nine months ended January 31, 2007 compared to $377.6 million in the nine months ended January 31, 2006. The improvement in fee revenue is attributable to an increase in the number of engagements billed and average fees. The number of engagements billed increased by 13% over the same period last year, with the larger increases noted especially in Europe executive search and Futurestep. The Lominger Entities contributed $7.3 million in revenues during the nine months ended January 31, 2007. Exchange rates favorably impacted fee revenues by $8.1 million in the current year.

Executive Recruitment – Executive Recruitment fee revenue increased $84.5 million, or 26%, due to an increase in both the number of engagements billed, an increase in the average fee and the impact of the Lominger acquisition. On a year-to-date basis, executive recruitment engagements billed have increased by 11% as compared to the same period last year.

North America fee revenue increased $48.8 million, or 26%, to $237.7 million in the nine months ended January 31, 2007 primarily due to a 8% increase in the number of engagements billed as well as an increase in the average fees in engagements billed.

Europe reported fee revenue of $104.9 million, an increase of $21.1 million, or 25%, compared to last year due to a 17% increase on the number of engagements billed. Exchange rates favorably impacted fee revenue for Europe by $6.1 million in the current period.

Asia Pacific fee revenue increased $13.1 million, or 31%, to $55.1 million compared to the same period last year due to a 13% increase in the number of engagements billed. Exchange rates favorably impacted fee revenue for Asia by $0.5 million in the current period.

South America reported fee revenue of $12.8 million, an increase of $1.3 million, or 12%, compared to $11.5 million last year due to an increase in the number of new engagements billed in the current period and an increase in average fees in engagements billed. Exchange rates favorably impacted South American fee revenue by $0.3 million in the current period.

Futurestep – Fee revenue increased $11.6 million, or 22%, to $63.2 million in the nine months ended January 31, 2007 compared to $51.6 million in the nine months ended January 31, 2006. The improvement in fee revenue, reflected across all regions, is due to an increase in the number of engagements billed and average fees in engagement compared to the same period last year. Exchange rates favorably impacted fee revenue by $1.3 million in the current period.

Compensation and Benefits. Compensation and benefits expense increased $72.8 million, or 30%, to $318.9 million in the nine months ended January 31, 2007 compared to $246.1 million in the nine months ended January 31,2006. The increase in compensation and benefits expense is due to a 13% increase in the average number of consultants since the same period last year in addition to increased profitability and retention awards. Compensation and benefits expense increased by $2.9 million due to the addition of the Lominger Entities for the nine months ended January 31, 2007.

Executive recruitment compensation and benefits costs increased $62.0 million, or 31%, to $261.7 million compared to the same period last year primarily due to consultants hired over the past year. Executive recruitment compensation and benefits expense, as a percentage of fee revenue increased 3% to 64% as compared to prior year.

Futurestep compensation and benefits expense increased $8.8 million, or 26%, to $43.1 million from $34.3 million in the prior year due to significant investments in our employees which increased Futurestep’s average consultant headcount by 44% over the past year. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 68% from 67% in the prior year.

Corporate compensation and benefits expense increased by $2.0 million to $14.0 million at January 31, 2007 as compared to $12.0 million in the same period last year. Increased compensation and benefits expense in the Corporate sector related mainly to stock-based compensation expense that wasn’t present in the prior year.

General and Administrative Expenses. General and administrative expenses increased $11.4 million, or 17%, to $79.4 million in the nine months ended January 31, 2007 compared to $68.0 million in the same period last year. The Lominger Entities contributed $0.8 million to the increase.

In Executive Recruitment, general and administrative expenses increased $9.1 million, from $49.7 million in the prior year to $58.8 million in the current year. The increase was driven by other administrative expenses of $2.0 million including travel and meeting expenses, an increase in premise and office expense of $3.9 million and a $1.4 million increase in bad debt expense. Increased premise and office expense was attributable to all regions due to increased rent expense and total space leased. Bad debt expense increased in relation to increases in allowances for doubtful accounts for larger receivables balances in North America, Europe and Asia from increased billings compared to the same period last year. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 14% from 15% in the prior year.

Futurestep general and administrative expense increased $2.3 million, or 23%, primarily due to increased premise and office expense of $1.5 million, noted across all regions, resulting from increased rent expense and the opening of new offices in Europe and Asia. Bad debt expense increased by $0.7 million resulting from an increase in the level of business and corresponding increase in accounts receivable. Futurestep general and administrative expenses, as a percentage of fee revenue, were 20% in both periods.

Corporate general and administrative expenses were $8.3 million in both periods. Compared to prior year, administrative expenses decreased $1.1 million, primarily due to decreases in legal and professional expenses and travel and meetings in the current year offset by a comparable increase in premises and business development expenses.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses are comprised of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $31.0 million increased $8.4 million, or 37%, over the prior year as a result of increased engagements of 13% as compared to last year. As a percentage of fee revenue, out-of-pocket engagement expense was 7% for the nine months ended January 31, 2007 and 6% for the nine months ended January 31, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expense was $7.2 million in the nine months ended January 31, 2007, a slight increase of $0.6 million from the prior year amount of $6.6 million at January 31, 2006. Depreciation expense relates mainly to computer equipment and software, furniture and fixtures, as well as leasehold improvements.

Operating Income. Operating income increased $7.4 million, or 13%, to $62.9 million in the nine months ended January 31, 2007 compared to $55.5 million in the prior period. Operating income, as a percentage of fee revenue, was 13% compared to 15% in the prior year, resulting from the increase in total revenue of $101.0 million, offset by an increase in operating expenses of $93.2 million in the current fiscal year. The Lominger Entities contributed $1.4 million of operating income during the nine months ended January 31, 2007.

Executive recruitment operating income increased $9.3 million, or 13%, to $80.6 million in the nine months ended January 31, 2007 compared to $71.3 million in the nine months ended January 31,2006. The improvement in executive recruitment operating income is primarily a result of increased revenue offset by additional compensation expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 20% from 22% last year.

Futurestep operating income was $5.1 million in the nine months ended January 31, 2007, an increase of $0.3 million as compared to $4.8 million in the same period of 2006. Futurestep operating income, as a percentage of fee revenue, declined to 8% from 9% in the prior year. Compensation and benefits costs related to increased headcount and general and administrative expenses contributed to the decline in operating income during the current year.

Corporate expenses were $22.9 million in the nine months ended January 31, 2007, an increase of $2.4 million, compared to $20.5 million in the same period last year, attributable mainly to stock-based compensation expenses.

Interest Income and Other Income, Net. Interest income and other income, net of $7.4 million decreased by $1.5 million in the nine months ended January 31, 2007 from $8.9 million in the nine months ended January 31,2006. The net decrease is due to the prior year period having a $4.5 million realization of a loss recovery on a previously impaired investment, a like event was not realized in the nine months ended January 31, 2007 and an increase in interest and dividend income resulting from higher yields on the balances in various accounts disbursed throughout the regions.

Interest Expense. Interest expense, primarily related to the borrowings under our convertible securities and COLI policies, was $7.7 million for the nine months ended January 31, 2007 compared to $7.6 million in the same period of 2006.

Provision for Income Taxes. The provision for income taxes was $23.2 million for the nine months ended January 31, 2007 compared to $19.2 million last year. The provision for income taxes reflects a 37% effective tax rate. The provision for income taxes for the same period last year reflects a 34% effective tax rate. Excluding the income booked as a result of the loss recovery on a previously impaired investment, the effective tax rate for the nine months ended January 31, 2006 was 37%, which is comparable to the nine months ended January 31, 2007.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% shareholder interest in our Mexican subsidiaries. We report our interest in earnings or loss of the Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $2.5 million in the nine months ended January 31, 2007, an increase of $1.0 million, compared to $1.5 million, in the same period in 2006.

Liquidity and Capital Resources

Cash provided by operating activities was $30.7 million for the nine months ended January 31, 2007 compared to $12.2 million last year. As revenue has continued to increase, receivables also have increased. Accounts payable and accrued liabilities balances in both years reflect increased business activity and expense along with fiscal year bonuses. These items were offset by increases in net income, stock-based compensation and deferred compensation expense.

Cash used in investing activities was $42.2 million in the nine months ended January 31, 2007, compared to $18.2 million in the prior year, an increase in cash used of $24.0 million. In the nine months ended January 31, 2007, the increase in cash used was primarily attributable to the acquisition of the Lominger Entities. Capital expenditures for the nine months ended January 31, 2007 and January 31, 2006 totaled $8.2 million in both years. Capital expenditures in both periods were incurred in relation to continuing expansion of our Futurestep business as well as continuing expansion especially in North America, where capital expenditures related to providing computer hardware to new hires in the executive recruitment segment.

Cash provided by financing activities was $1.3 million in the nine months ended January 31, 2007 compared to $20.0 million last year. In the nine months ended January 31, 2007, treasury stock repurchases made in relation to our stock buyback programs totaled $25.9 million. This was offset by $19.6 million in proceeds received from exercises of employee stock options and in conjunction with the semi-annual offerings under our ESPP the first of which occurred in July 2006.

Total outstanding borrowings under our COLI policies were $59.7 million and $58.1 million as of January 31, 2007 and 2006, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require principal payments, bear interest at primarily variable rates and are secured by the cash surrender value of the life insurance policies of $134.1 million and $127.4 million as of January 31, 2007 and 2006, respectively. Borrowings under our COLI policies are netted against the cash surrender value of the life insurance policies in our consolidated balance sheets.

As of January 31, 2007, we had approximately $45.3 million outstanding in aggregate principal amount of 7.5% Convertible Subordinated Notes due in June 2010 and 7.5% Convertible Series A Preferred Stock with an aggregate liquidation preference of $11.4 million.

We have a Senior Secured Revolving Credit Facility with a $50 million borrowing capacity and no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of January 31, 2007, we had no outstanding borrowings on our credit facility.

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

Subsequent Events

On March 7, 2007, the Company issued notice for the redemption of its 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock in an aggregate principle price of $10 million. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share April 5, 2007, the business day before the redemption date set forth in the notice. As of March 7, 2007, $45,548,594 of the 7.5% Convertible Subordinated Notes and $11,387,147 of the 7.5% Convertible Series A Preferred Stock was outstanding.

On March 6, 2007, the Board of Directors approved a common stock repurchase program for an additional $50 million of the Company’s common stock. The shares can be repurchased in the open market or privately negotiated transactions at the Company’s discretion. This $50 million repurchase program is in addition to the repurchase programs approved on December 7, 2005 and June 8, 2006 for $50 million and $25 million, respectively.

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

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income in our Statements of Stockholders’ Equity.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. In the nine months ended January 31, 2007, we recognized nominal foreign currency gains of less than $0.1 million globally.

Our primary exposure to exchange losses is based on outstanding inter-company loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $1.7 million, $2.8 million and $3.9 million, respectively, based on outstanding balances at January 31, 2007. If the U.S. dollar weakened by the same increments against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange gain would have been $1.7 million, $2.8 million and $3.9 million, respectively, based on outstanding balances at January 31, 2007.

Interest Rate Risk

As of January 31, 2007, we had no outstanding balance on our credit facility. We have $59.7 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2007 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of January 31, 2007, we have approximately $45.3 million of 7.5% Convertible Debt and $11.4 million liquidation value of 7.5% Convertible Preferred Stock that is mandatorily redeemable by us if still outstanding on June 13, 2010.

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

(b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended January 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations that is ordinary routine litigation incidental to the business. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

During the three and nine months ended January 31, 2007, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005 and June 2006. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1), (2)
November 1, 2006-November 30, 2006	—	—	—	$32.6 million
December 1-December 31, 2006	552	$22.49	—	32.6 million
January 1-January 31, 2007	—	—	—	32.6 million

Balance as of January 31, 2007	1,346,324		1,275,200

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. In the last three and nine months of the current fiscal year, all 1,275,200 shares were repurchased under the 2005 program.
(2)	On June 8, 2006, the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2007.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1

Letter Agreement dated December 14, 2006 by and among the Company and Gary C. Hourihan, Executive Vice President of the Company and President of Leadership Development Solutions, modifying the terms of Mr. Hourihan’s Employment Agreement, dated March 6, 2000.

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

KORN/FERRY INTERNATIONAL

Date: March 12, 2007	By:	/s/ GARY D. BURNISON

Gary D. Burnison
Chief Operating Officer and Chief Financial Officer