Form 10-K
period 2007-04-30
KORN FERRY INTERNATIONAL
filed 2007-06-29
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

The number of shares outstanding of our common stock as of June 27, 2007 was 47,642,514 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $765,451,000 based upon the closing market price of $22.11 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders scheduled to be held on September 11, 2007 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2007

PART I.

Item 1. Business

Business Overview

Korn/Ferry International (referred herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to attract, deploy, develop, retain and reward their talent. Since 1969, when we opened our first office in Los Angeles, we have expanded to 71 cities in 39 countries. In 1998, we extended our market reach into the middle-market with the introduction of Futurestep, our outsourced recruiting subsidiary. As of April 30, 2007, we have approximately 2,260 employees, including 490 executive recruitment and 111 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle-market and emerging growth companies, as well as government and not-for-profit organizations. We have built strong client loyalty; more than 84% of the executive recruitment assignments we performed during the last three fiscal years were on behalf of clients for whom we had conducted previous assignments.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We provide the following talent management solutions:

Executive Recruitment:    Executive search, our flagship business, focuses on board level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries. The relationships that we develop through this business are valuable in introducing our complementary service offerings to clients.

Middle-Management Recruitment:    Futurestep, our outsourced recruiting subsidiary, draws from Korn/Ferry’s 38 years of industry experience to create customized recruitment solutions based on clients’ individual workforce needs. In addition to being a pioneer in recruitment process outsourcing (“RPO”), the Company’s multi-tiered portfolio of services includes mid-level search, project recruitment and interim solutions.

Leadership Development Solutions:    Our comprehensive blend of leadership services assists clients with the ongoing assessment and development of their leadership teams. Services include succession planning, management & team development, competency modeling, executive coaching, onboarding, merger integration, cultural change, integrated talent management, and executive compensation consulting through our wholly-owned subsidiary, Executive Compensation Advisors. Each service is supported by the highly consultative expertise of our team and is powered by Lominger, a Korn/Ferry company and an internationally recognized provider of research-based, experience-tested leadership development tools.

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

We also provide leadership development solutions, which include succession planning, management & team development, competency modeling, executive coaching, onboarding, merger integration, cultural change, integrated talent management, and executive compensation consulting.

Middle-Management Recruitment:    The middle-management recruitment market focuses on searches for positions with annual compensation generally in the $100,000 to $150,000 range. This market has undergone a fundamental transformation over the past several years towards a technology-based environment, and has also seen the emergence of outsourced recruitment services commonly referred to as RPO. Technology and the Internet have made identifying, targeting and reaching potential candidates much quicker. This market also benefits from the efficiencies of maintaining large databases of qualified candidates thereby reducing placement times.

Industry Trends

With the global economy continuing to expand, we believe the business outlook for the talent management industry remains positive. The economic upswing, combined with the shortage of qualified executives, will continue to fuel job growth and hiring. We also believe that the following current market trends will contribute to the long-term growth of the industry:

Consolidation of Talent Management Solution Providers—In choosing their recruitment and human resource service providers, companies are actively in search of preferred providers in order to create efficiencies and consolidate vendor relationships. Companies that can offer a full suite of talent management solutions are becoming increasingly attractive. Clients seek trusted advisors who understand their business and unique organizational culture in order to manage the multiple needs of their business on a global scale.

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

Globalization of Business—As the world markets continue to integrate into one global economy, many successful companies are adding strength to their internal talent with experienced executives who can operate effectively in this global environment. The rapidly changing competitive landscape challenges multinational and local companies to identify and recruit qualified executives with the right combination of skills, experience and cultural compatibility. Today, clients are turning to firms that combine proven expertise with specialized knowledge of both key industries and local markets, enabling them to address their ongoing global talent needs.

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

Key role of Advanced Technology—At Korn/Ferry we are adding more quality, regimen and scientific research into the recruitment process—with emphasis shifting from candidate identification to candidate assessment and placement. Driving this initiative is enhanced technology, as the world of the Internet, search engines and databases makes it possible to identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, recruiting and assessing the most desirable candidates.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element of the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2007, we continued to invest in enhanced tools and information sharing for competitive advantage. We introduced the Mobile Searcher program —enabling our search partners to access our proprietary candidate and customer database via mobile PDA devices. This is the initial phase of a two-year plan to significantly upgrade our search technology platform to improve the scope and quality of our database. The new Searcher will feature advanced tools for importing data from diverse sources, refining and filtering the data, and transforming the data using reporting tools and business analytics.

As Futurestep continued its growth through RPO, project recruitment, interim solutions and mid-level search, information technology helped fuel all of these lines of business. Fiscal 2007 saw the successful launch of a new global website for Futurestep, with enhanced graphics, client-facing content and streamlined candidate registration. We also created a suite of RPO reporting options including cycle metrics, dashboard analytics, recruitment activity, and productivity metrics.

Leadership Development Solutions (“LDS”) also received significant upgrades to its management assessment technology and its talent management platform, Executive Center. Usage of Search Assessment, an assessment technology process for our core search business, increased from 34% to 45% of all search engagements. We continue to refine our technology, including the integration of Lominger intellectual property into our exclusive executive assessment tools, in order to engage with our clients on their broader talent management needs.

Middle-Management Recruitment: The middle-management recruitment market focuses on searches for middle and lower management positions with annual compensation generally in the $100,000 to $150,000 range. This market has been fundamentally transformed over the past several years through the emergence of RPO services. This transformation has been further driven through database technology and the Internet, which have introduced greatly improved capabilities in identifying, targeting and reaching potential candidates.

Other Industry Trends—In addition to the industry trends mentioned above, we believe the following factors will also contribute to the growth of the talent management industry:

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

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

In an ongoing strategic effort to promote the Company as the leading career destination, we successfully recruited 94 new consultants globally during fiscal 2007. These consultants originated from diverse backgrounds and areas of expertise, and were recruited based on their track records as top performers in their given industry. The number of new consultants in the current year was partially offset by attrition. We believe that we have continued to upgrade our professional staff in the current year, and that the recruitment and retention of key consultants will be an ongoing driver of growth.

Broadening our Product and Service Offerings

In addition to our heritage as a leading provider of executive recruitment, we also offer clients outsourced recruiting, mid-level search, project recruitment, interim solutions, strategic management assessment, executive coaching and development ,and compensation consulting through Futurestep and LDS. We will continue to develop and add new products and services that our clients demand and that are consistent with our brand positioning.

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

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element to the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure, including a worldwide network and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2007, we continued such investments through the deployment of enhanced tools and information sharing for competitive advantage. We rolled out major upgrades of our proprietary candidate database and global engagement management system, while laying the groundwork for the next generation search tool, K/F One. We embarked on a similar program to upgrade Futurestep’s technology, introducing workflow and reporting enhancements in support of Futurestep’s outsourced recruiting offering. Leadership Development Solutions also received significant upgrades to its strategic management assessment technology and its talent management platform, Executive Center. Another unique differentiator is Search Assessment, a proprietary matching tool that uses an online assessment methodology to match candidates against statistically validated best-in-class profiles. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

Leveraging our Leadership and Brand Name in Executive Recruitment

We believe that there are significant opportunities to extend our market share and develop new client relationships by aggressively marketing our global recruitment expertise. Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients. We also believe that our strong relationships and well-recognized brand name will enable us to introduce new services to our existing client base and to potential new clients, while allowing us to build communities of candidates to whom we can directly market our services.

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.    Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2007, we executed more than 9,600 executive recruitment assignments.

We utilize a search methodology that has been developed through nearly 38 years of experience in conducting executive recruitment. We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client’s organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future direction and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract highly qualified candidates.

Once the position is defined, a research team identifies—through the use of our proprietary databases and other information resources—companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and with our databases containing profiles of approximately 3.5 million executives to assist in identifying individuals with the right background, cultural fit and abilities. These sources are a critical element in assessing the marketplace. The original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings. The client is then presented final qualified candidates to interview. We conduct thorough due diligence and background verification of the candidate throughout the process, at times with the assistance of an independent third party.

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

Industry Specialization     Consultants in our five global markets and two regional specialty practice groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industry and geography. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2007 Assignments by Industry Specialization

Global Markets:
Industrial	26%
Consumer	18%
Financial Services	20%
Technology	17%
Life Sciences	10%
Regional Specialties:
Healthcare Provider	4%
Education/Not-for-profit	5%

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

Percentage of Fiscal 2007 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	55%
Marketing and Sales	16%
Human Resources and Administration	9%
Manufacturing/Engineering/Research and Development/Technology	9%
Finance and Control	8%
Information Systems	3%

Regions

North America—We opened our first office in Los Angeles in 1969, and currently have 25 offices throughout the United States and Canada. In fiscal 2007, the region generated fee revenue of $329.1 million from more than 3,900 assignments billed, with an average of 233 consultants.

Europe, the Middle East and Africa (“EMEA”)—We opened our first European office in London in 1972, and currently have 22 offices in 20 countries throughout the region. In fiscal 2007, fee revenue was $146.2 million from more than 3,000 assignments billed, with an average of 133 consultants.

Asia Pacific—We opened our first Asia Pacific office in Tokyo in 1973, and currently have 14 offices in 10 countries throughout the region. In fiscal 2007, fee revenue was $75.0 million from more than 1,800 assignments billed, with an average of 77 consultants.

Latin America—We opened our first Latin American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company, and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2007, we operate a network of seven offices in six countries covering the entire South American region and two offices in Mexico. The region, excluding operations in Mexico, generated fee revenue of $17.4 million in fiscal 2007. We handled more than 700 assignments billed in fiscal 2007 in this region, with an average of 22 consultants. Our share of the operating income from our Mexico subsidiaries was $3.2 million and $2.0 million for the years ended April 20, 2007 and 2006, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of income.

Client Base.    Our 4,742 clients include many of the world’s largest and most prestigious public and private companies, including 43% of the FORTUNE 500 companies in the current fiscal year. In fiscal 2007, no single client represented more than 2% of fee revenue. We have established strong client loyalty. More than 84% of the executive recruitment assignments we performed during the last three fiscal years were on behalf of clients for whom we had conducted multiple assignments.

Competition.    We are a premier global provider of talent management solutions. Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our primary competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, multi-product offerings, cutting-edge technology, global network, prestigious clientele, strong specialty practices and quality of services are recognized worldwide. We also believe that our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership Development Solutions.    In 2004, we consolidated our strategic management assessment and executive coaching and development services under the name Leadership Development Solutions, with services in EMEA, North and South America, Australia and Japan. In 2007, we continued our investment in this service area with the acquisition of Lominger Limited, Inc. and Lominger Consulting (the “Lominger Entities”). This comprehensive blend of leadership services helps corporate leaders to evaluate the individual and collective performance of their teams. These solutions further extend the range of talent management solutions available to our clients, and are valuable tools for the chief executive, board of directors and other senior officers in pursuing organizational transformation and alignment with their company’s strategic goals and internal values.

Our strategic management assessment offering was introduced in response to our clients’ demand for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital and private equity firms, to evaluate the leadership team in existing or prospective portfolio companies. This process is performed by consultants with extensive experience in interviewing and evaluating senior executives, who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument developed by leading assessment experts and supported by a proprietary systems platform.

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

During fiscal 2007, our Leadership Development Solutions group acquired both the Lominger Entities and LeaderSource Ltd. These acquisitions provided us with an even stronger suite of experience-tested, research-based development tools and consulting processes.

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

A fully integrated, measurable, single-source RPO solution leverages Futurestep’s recruitment capabilities, innovative technology and international brand to reduce clients’ recruitment costs while also improving quality and attracting the best talent. Futurestep manages part of all of the client’s recruitment function, often including on-site consultants from Futurestep.

Futurestep’s mid-level search uses multiple sourcing channels, validated cultural assessments and a global database of more than one million pre-screened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse, qualified set of mid-level candidates matched with specific cultural and strategic requirements.

For multiple hiring projects, Futurestep consultants utilize proprietary Enterprise Recruitment Methodology to deliver seamless, workflow-driven talent acquisition strategies to organizations. Prior to deployment, Futurestep diagnoses the client’s internal HR capabilities to develop a “co-sourcing” platform emphasizing shared ownership of the recruitment process. Once engaged, the project team adheres to a tightly integrated timeline and metrics to deliver high-volume, concurrent hiring without sacrificing quality.

For clients needing professionals on a short-term basis, Futurestep offers an interim solutions service that delivers direct access to highly qualified mid-management professionals, fulfilling an organization’s critical needs for a temporary and flexible workforce. Whether the client needs a mid-level position filled on a monthly or yearly basis, Futurestep draws interim executives from one of the world’s largest talent pools of pre-screened, mid-level professionals in the industry.

Regions.    We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2007, we had Futurestep operations in 12 cities in North America, nine in Europe and 10 in Asia Pacific.

Competition.    Futurestep primarily competes for assignments with contingency staffing firms, temporary staffing firms and recruitment process outsourcers who do not operate at the middle-management level or offer Futurestep’s full suite of solutions.

To a lesser extent, Futurestep competes with firms such as Monster Worldwide in the technology-based middle-management recruitment industry. Although technology-oriented companies may be drawn to the recruitment business by the opportunity to leverage their existing technology, lack of a recognized brand name, global footprint or experienced consultants present significant barriers to entry.

Organization

Our executive recruitment business is managed on a geographic basis throughout our four regions: North America; South America; EMEA; and Asia Pacific. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia Pacific.

Professional Staff and Employees

As of April 30, 2007, we had approximately 1,705 executive recruitment employees consisting of 490 consultants and 1,215 associates, researchers, administrative and support staff. In addition, we had 15 consultants in our two unconsolidated Mexico offices. Futurestep had 508 employees as of April 30, 2007, consisting of 111 consultants and 397 administrative and support staff. Corporate had 48 professionals at April 30, 2007. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2007:

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2007	Number of Consultants as of April 30, 2007
	(dollars in thousands)
Executive Recruitment:
North America	$329,065	$69,815	25	240
EMEA	146,155	24,166	22	142
Asia Pacific	74,987	16,010	14	86
South America	17,426	1,894	8	22

Total Executive Recruitment	567,633	111,885	69	490
Futurestep(1)	85,789	7,854	13	111
Corporate	—	(37,484)	—	—

Total	$653,422	$82,255	82	601

(1)	Futurestep partially occupies 18 of the executive recruitment offices globally in 11 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the United States and other geographical regions in which the Company operates for fiscal:

	Fiscal Year Ending April 30,
	2007	2006	2005
	(dollars in thousands)
Fee Revenue:
United States	$324,349	$260,988	$230,145
Canada	35,559	26,432	17,468
EMEA	179,974	147,329	131,956
Asia Pacific	96,114	72,473	61,797
South America	17,426	15,660	10,828

Total	$653,422	$522,882	$452,194

Item 1A. Risk	Factors

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

We compete with other executive search firms for qualified consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. This risk is heightened due to the general portability of a consultant’s business. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients and harm our business.

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

If we are unable to retain our executive officers and key personnel, or integrate new members of our senior management who are critical to our business, we may not be able to successfully manage our business in the future.

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

We depend on our overall reputation and brand name recognition to secure new engagements and to hire qualified professionals. Our success also depends on the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referral by those clients. Any client who is dissatisfied with our assignments can adversely affect our ability to secure new engagements.

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

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive search process. A client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination, violations of employment law or other matters. We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates.

We rely heavily on our information systems and if we lose that technology, or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process and manage substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition.

We face risks associated with political instability, legal requirements and currency fluctuations in our international operations.

We operate in 39 countries and, as of April 30, 2007, generated nearly half our fee revenue from operations outside of North America. There are certain risks inherent in transacting business worldwide, such as:

•	changes in and compliance with applicable laws and regulatory requirements;

•	difficulties in staffing and managing global operations;

•	social and political instability;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	repatriation controls; and

•	potential adverse tax consequences.

We have no hedging or similar foreign currency contracts, and therefore fluctuations in the value of foreign currencies could impact our global operations. We cannot ensure that one or more of these factors will not harm our business, financial condition or results of operations.

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

Item 1B. Unresolved	Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Los Angeles, California. We lease all 82 of our executive recruitment and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2007, we leased an aggregate of approximately 734,000 square feet of office space. The leases generally are for terms of one to 12 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item	3. Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item	4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Executive Officers of the Registrant

Name	Age	Position
Paul C. Reilly	53	Chairman of the Board and Chief Executive Officer
Gary D. Burnison	46	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director
Gary C. Hourihan	58	Executive Vice President and President, Leadership Development Solutions
Robert H. McNabb	60	Chief Executive Officer for Korn/Ferry International Futurestep, Inc. and Executive Vice President, Korn/Ferry International

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of April 30, 2007.

Paul C. Reilly has been Chairman of the Board and Chief Executive Officer since June 2001. Prior to joining Korn/Ferry International, Mr. Reilly was with KPMG International, where he most recently served as Chief Executive Officer. Mr. Reilly joined KPMG LLP in 1987.

Gary D. Burnison has been Executive Vice President and Chief Financial Officer since March 2002, was appointed Chief Operating Officer in November 2003 and was elected to the Board of Directors in June 2007. Prior to joining Korn/Ferry International, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Earlier, Mr. Burnison was a partner at KPMG Peat Marwick.

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

Robert H. McNabb has been Executive Vice President of Korn/Ferry International since November 2003 and was appointed Chief Executive Officer for Futurestep in July 2002. Prior to becoming the Chief Executive Officer for Futurestep, he was President of the Futurestep Americas and Asia Pacific regions. Before joining Futurestep in December 2001, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2007
First Quarter	$21.59	$17.73
Second Quarter	$23.18	$17.83
Third Quarter	$24.18	$21.51
Fourth Quarter	$24.86	$22.42
Fiscal Year Ended April 30, 2006
First Quarter	$20.00	$14.05
Second Quarter	$19.94	$14.30
Third Quarter	$19.85	$16.74
Fourth Quarter	$21.45	$19.07

On June 27, 2007 the last reported sales price on the New York Stock Exchange for the common stock was $26.70 per share and there were approximately 5,300 beneficial holders of the common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) a broad equity market index and (2) a published industry index or a company-established peer group. The following graph compares the monthly percentage change in the Company’s cumulative total stockholder return with the cumulative total return of the companies in the Standard & Poor’s 500 Stock Index and a peer group constructed by us. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2002, and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

The peer group is comprised of publicly traded companies, which are engaged principally or in significant part in professional staffing and consulting. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average. The members of the peer group are Caldwell Partners International Inc. (CWL/A CN), Heidrick & Struggles International, Inc. (HSII) and Hudson Highland Group (HHGP).

The stock price performance depicted in this graph is not necessarily indicative of future price performance. This graph will not be deemed to be incorporated by reference by any general statement incorporating this Form 10-K into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or deemed filed under those Acts.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG KORN/FERRY INTERNATIONAL, THE S & P 500 INDEX

AND A PEER GROUP

* $100 invested on 4/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Dividends

We have not paid any cash dividends on our common stock since April 30, 1996 and do not currently intend to pay any cash dividends on our common stock in the foreseeable future. The Board of Directors has authorized the Company to repurchase up to $125 million of the Company’s outstanding shares of common stock pursuant to issuer repurchase programs. We have repurchased approximately $75 million of the Company’s common stock as of April 30, 2007 under these programs. Future dividend policy as well as decisions to execute our currently outstanding issuer repurchase programs will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility does not restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

On June 13, 2005, Friedman, Fleischer & Lowe (“FFL”) entered into a forward sale contract with Credit Suisse First Boston LLC (“CSFB”) to sell FFL’s remaining portion of the Company’s convertible securities.

On March 7, 2007, the Company issued notice for the redemption (the “Redemption Notice”) of its 7.5% Convertible Subordinated Notes (the “Convertible Notes”) in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock (the “Convertible Preferred Stock”) in an aggregate principle price of $10 million. As of March 7, 2007, $45.6 million of the Convertible Notes and $11.4 million of the Convertible Preferred Stock was outstanding. In response to the Redemption Notice, the beneficial owner of the Convertible Notes and the Convertible Preferred Stock exercised its option to convert (the “Conversion”) the Convertible Notes and the Convertible Preferred Stock, pursuant to the terms thereof, which were convertible into shares of the Company’s common stock at $10.19 per share. The Conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the holder of the convertible securities in April 2007.

The issuance of the shares of the Company’s common stock into which the Convertible Notes and the Convertible Preferred Stock were converted was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of the exemption afforded by Section 3(a)(9) thereof. Such determination was based upon the fact that the securities exchanged in connection with the Conversion were made by the Company with its existing security holders exclusively, the then beneficial owners of the Convertible Notes and Convertible Preferred Stock, and no commission or other remuneration was paid of given directly or indirectly for soliciting such exchange.

Issuer Purchases of Equity Securities

During the twelve months ended April 30, 2007, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005, June 2006, and March 2007. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

The following table summarizes common stocks repurchased during the three months of the last quarter of fiscal 2007:

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1), (2), and (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1), (2), and (3)
February 1, 2007-February 28, 2007	194,600	$23.60	194,600	$77.3 million
March 1, 2007-March 31, 2007	927,465	$22.86	922,000	$56.2 million
April 1, 2007-April 30, 2007	253,825	$23.20	250,250	$50.4 million

Total	1,375,890		1,366,850

(1)

On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(2)	On June 8, 2006 the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program (the “2006 program”).
(3)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program (the “2007 program).

Item	6. Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Related Notes” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data set forth below for the fiscal years ended April 30, 2007, 2006 and 2005 and the selected balance sheet data as of April 30, 2007 and 2006 are derived from our consolidated financial statements, audited by Ernst & Young LLP appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2005, 2004 and 2003 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2004 and 2003 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Fiscal Year Ended April 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share and other operating data)
Selected Statement of Operations Data:
Fee revenue	$653,422	$522,882	$452,194	$328,331	$315,112
Reimbursed out-of-pocket engagement expenses	35,779	28,887	24,183	22,372	23,354

Total revenue	689,201	551,769	476,377	350,703	338,466
Compensation and benefits	447,692	341,196	292,913	221,177	223,192
General and administrative expenses	105,312	93,462	83,544	71,623	73,107
Out-of-pocket engagement expenses	44,662	31,927	25,702	23,557	23,029
Depreciation and amortization	9,280	9,002	8,437	10,030	16,161
Asset impairment and restructuring charges (1)	—	—	—	8,526	16,281

Total operating expenses	606,946	475,587	410,596	334,913	351,770

Operating income (loss)	82,255	76,182	65,781	15,790	(13,304)
Interest and other income, net	10,416	11,086	3,360	1,779	1,189
Interest expense	10,172	10,244	10,463	9,903	10,522
Provision for income taxes	30,164	19,594	20,251	3,218	2,040
Equity in earnings of unconsolidated subsidiaries	3,163	2,000	193	955	1,775

Net income (loss)	$55,498	$59,430	$38,620	$5,403	$(22,902)

Basic earnings (loss) per share	$1.40	$1.49	$1.00	$0.14	$(0.63)
Diluted earnings (loss) per share	$1.24	$1.32	$0.90	$0.13	$(0.63)
Basic weighted average common shares outstanding	39,774	39,890	38,516	37,466	37,576
Diluted weighted average common shares outstanding	46,938	47,270	46,229	40,311	37,576

Other Data:
Fee revenue by business segment:
Executive recruitment:
North America	$329,065	$259,089	$225,850	$170,678	$162,309
EMEA	146,155	120,059	110,455	78,236	78,990
Asia Pacific	74,987	57,922	51,196	36,818	33,523
South America	17,426	15,660	10,828	8,371	7,616

Total executive recruitment	567,633	452,730	398,329	294,103	282,438
Futurestep	85,789	70,152	53,865	34,228	32,674

Total fee revenue	$653,422	$522,882	$452,194	$328,331	$315,112

Number of offices (at period end)	82	72	70	69	75
Number of consultants (at period end)	601	507	474	443	487
Number of new engagements opened	10,415	9,608	8,062	6,606	6,792

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$289,106	$257,543	$199,133	$108,102	$82,685
Marketable securities	35,161	20,654	7,815	—	—
Working capital	235,271	218,206	146,071	88,436	72,885
Total assets	761,491	635,491	534,168	398,012	369,493
Total long-term debt (2)	—	45,147	44,949	44,400	41,364
Mandatorily redeemable preferred stock (2)	—	10,989	10,795	10,512	9,606
Total shareholders’ equity	432,955	323,751	252,902	181,252	166,935

(1)

In response to deteriorating economic conditions encountered in the beginning of fiscal 2002, we developed a restructuring initiative designed to reduce our workforce by nearly 30%. Such initiatives included consolidating back office functions, exiting the college recruitment market, discontinuing the operations of JobDirect and writing down other related assets and goodwill. As a result of that initiative, we recognized $16.3 million of restructuring charges in fiscal 2003 comprised of (a) other asset impairments of $0.8 million, (b) severance restructuring charges of $5.3 million, (c) facilities restructuring charges of $11.8 million and (d) a $1.6 million gain recognized as a result of a litigation settlement. Additionally, in fiscal 2004, we recognized $8.5 million of restructuring charges comprised of (a) severance restructuring charges of $6.7 million and (b) facilities restructuring charges of $1.8 million.

(2)

In the fourth quarter of fiscal 2007, we issued notice for the redemption of our 7.5% Convertible Series Subordinated Notes and 7.5% Convertible Series A Preferred Stock. In response, the holder of the notes and preferred stock exercised its option to convert the debt and preferred stock pursuant to the terms of the original agreements. The conversion resulted in approximately $5.6 million shares of our common stock being delivered to the debt and preferred stock holder in April 2007. As of April 30, 2007, we had no outstanding amounts related to these convertible securities. Conversion of debt is discussed in Item 7, Long-Term Debt.

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

Executive Summary

Korn/Ferry is a premier provider of talent management solutions. We are the largest provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), outsourced recruitment, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2007 were for board level, chief executive and other senior executive and general management positions. Our 4,742 clients in fiscal 2007 included approximately 43% of the FORTUNE 500 companies. We have established strong client loyalty; more than 84% of the executive recruitment assignments we performed during the previous three fiscal years were on behalf of clients for whom we had conducted multiple assignments.

In an effort to maintain our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2008 will center upon increasing market share and further enhancing the cross-selling of our multi-product strategy. We will continue to address areas of increasing client demand, including Recruitment Process Outsourcing (“RPO”) and Leadership Development Solutions (“LDS”). We will explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 25% in fiscal year 2007 to $653.4 million with increases in all regions. The North American region experienced the largest dollar increase in fee revenue. In fiscal 2007, we earned an operating profit of $82.3 million with operating income from executive recruitment of $111.9 million and $7.9 million from Futurestep, offset by corporate expenses of $37.5 million. This represents an increase of 8% over the prior fiscal year’s operating income of $76.2 million.

We had no long-term debt or outstanding balance under our credit facility at April 30, 2007. Our working capital increased $17.1 million to $235.3 million at April 30, 2007.

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

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are goodwill, intangible assets and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Fiscal Year Ended April 30,
	2007	2006	2005
Fee revenue	100%	100%	100%
Reimbursed out-of-pocket engagement expenses	5	6	5

Revenue	105	106	105
Compensation and benefits	68	65	65
General and administrative expenses	16	18	18
Out-of-pocket engagement expenses	7	6	6
Depreciation and amortization	1	2	2

Operating income	13	15	15

Net income	8%	11%	9%

The following tables summarize the results of our operations by business segment (dollars in thousands):

	Fiscal Year Ended April 30,
	2007		2006		2005
	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$329,065	50%	$259,089	50%	$225,850	50%
EMEA	146,155	23	120,059	23	110,455	24
Asia Pacific	74,987	11	57,922	11	51,196	11
South America	17,426	3	15,660	3	10,828	3

Total executive recruitment	567,633	87	452,730	87	398,329	88
Futurestep	85,789	13	70,152	13	53,865	12

Total fee revenue	653,422	100%	522,882	100%	452,194	100%

Reimbursed out-of-pocket engagement expenses	35,779		28,887		24,183

Total revenue	$689,201		$551,769		$476,377

	Fiscal Year Ended April 30,
	2007		2006		2005
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
Operating income (loss)
Executive recruitment:
North America	$69,815	21%	$62,124	24%	$53,635	24%
EMEA	24,166	17	22,361	19	19,531	18
Asia Pacific	16,010	21	13,374	23	9,594	19
South America	1,894	11	2,839	18	1,320	12

Total executive recruitment	111,885	2	100,698	22	84,080	21
Futurestep	7,854	9	3,351	5	6,483	12
Corporate	(37,484)		(27,867)		(24,782)

Total operating income	$82,255	13%	$76,182	15%	$65,781	15%

(1)	Margin calculated as a percentage of total fee revenue.

Fiscal 2007 Compared to Fiscal 2006

Fee Revenue.

Fee revenue increased $130.5 million, or 25%, to $653.4 million in fiscal 2007 compared to $522.9 million in fiscal 2006. The improvement in fee revenue is attributable mainly to an 8% increase in the number of engagements billed within executive recruitment and an increase in average fees from all regions. The Lominger Entities contributed $11.9 million in revenues during fiscal 2007. Exchange rates favorably impacted fee revenues by $14.7 million in the current year.

Executive Recruitment—Executive recruitment fee revenue increased $114.9 million, or 25%, due to an increase in the number of engagements billed, an increase in average fee and the Lominger acquisition. On a year-to-date basis, the number of executive recruitment engagements billed have increased by 8% as compared to last year.

North America fee revenue increased $70.0 million, or 27%, to $329.1 million primarily due to a 7% increase in the number of engagements billed as well as a 19% increase in average fees as compared to last year. The financial services, technology and industrial sectors were the primary contributors to the increase in fee revenues. An increased demand for the LDS products also resulted in a $6.3 million increase in fee revenues.

EMEA reported fee revenue of $146.2 million, an increase of $26.1 million, or 22%, compared to $120.1 million last year, which was driven by an 11% increase in the number of engagements billed and an increase in average fees of 10%. The performance in new offices in Denmark, Turkey and the Czech Republic and improved performance in existing offices in Germany, Belgium, Netherlands and the Middle East were the primary contributors to the increase in fee revenues. The financial services, industrial and technology sectors experienced strong growth over the prior year. Exchange rates favorably impacted EMEA fee revenue by $10.8 million in the current year.

Asia Pacific fee revenue increased $17.1 million, or 30%, to $75.0 million, compared to last year due to a 12% increase in the number of engagements billed and an increase in average fees of 16%. The offices of Greater China (Hong Kong, Shanghai and Beijing) and Australasia (Australia and New Zealand) contributed 47% and 22%, respectively of the increase in fee revenue. The financial services, industrial and technology sectors experienced strong growth over the prior year. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.0 million in the current year.

South America reported fee revenue of $17.4 million, an increase of $1.8 million, or 11%, of which $0.4 million related to the favorable impact of exchange rates. Overall engagements billed within the region were comparable to prior year while average fees increased by 16%. Every country in the region experienced growth over the prior year with Brazil contributing approximately one-third of the increase in fee revenues.

Futurestep—Fee revenue increased $15.6 million, or 22%, to $85.8 million in fiscal 2007 compared to $70.2 million in fiscal 2006. The improvement in fee revenue, reflected across all regions, is due to an increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, Asia-Pacific experienced the largest increase in fee revenue of $6.6 million, or 45%, to $21.1 million reflecting increased revenue from areas including RPO and Interim Solutions. Europe fee revenue increased $6.6 million, or 24%, to $33.9 million, arising from increased business in France, the United Kingdom, Spain and Australia and a migration to larger engagements. Exchange rates favorably impacted fee revenue by $2.5 million in the current year.

Compensation and Benefits.

Compensation and benefits expense increased $106.5 million, or 31%, to $447.7 million in fiscal 2007 from $341.2 million in fiscal 2006. The increase in compensation and benefits expense is primarily due to increased global headcount of 421, or 23%, compared to prior year, including an 16% increase in the average number of consultants, coupled with increased profitability and retention awards. Increased compensation and benefits also resulted from a $5.2 million charge for executive employment contract changes recorded in the fourth quarter of fiscal 2007 and $4.6 million of compensation and benefits from the Lominger Entities that wasn’t present last year. Exchange rates unfavorably impacted compensation and benefits expense by $9.3 million in the current year.

Executive recruitment compensation and benefits costs of $365.0 million increased $88.5 million, or 32%, compared to $276.5 million in the prior year primarily due to consultants hired over the past year. In the current year, the number of consultants increased by 50, or 11%, compared to last year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $7.7 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, increased to 64% in fiscal year 2007 compared to 61% in fiscal 2006.

Futurestep compensation and benefits expense increased $9.8 million, or 20%, to $58.4 million from $48.6 million in the prior year due to significant investments in our employees which increased Futurestep average consultant headcount by 50% over the past year. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.6 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, declined to 68% from 69% in the prior year.

Corporate compensation and benefits expense increased $8.3 million, or 52%, to $24.3 million, primarily from a $5.2 million charge for executive contract changes recorded in the fourth quarter of fiscal 2007 and stock-based compensation expense that wasn’t present in the prior year.

General and Administrative Expenses.

General and administrative expenses increased $11.8 million, or 13%, to $105.3 million in fiscal 2007 compared to $93.5 million in 2006. The Lominger Entities contributed $1.3 million to the increase. Exchange rates unfavorably impacted general and administrative expenses by $2.6 million in the current year.

Executive recruitment general and administrative expenses increased $9.4 million, or 14%, from $67.3 million in the prior year to $76.7 million in the current year. The increase was driven by other administrative expenses of $2.1 million, including travel and meeting expenses, an increase in premise and office expense of $4.9 million and a $2.6 million increase in business development expenses. Increased premise and office expense was attributable to all regions due to increased rent expense and total space leased. Executive recruitment general and administrative expenses, as a percentage of fee revenue, decreased to 14% from 15% in the prior year.

Futurestep general and administrative expenses increased $1.7 million, or 12%, to $16.2 million, primarily due to a net increase in premise and office expense of $1.3 million resulting from a $2.2 million increase in rent expense, noted across all regions, and the opening of new offices in Europe and Asia offset by a $0.9 million reversal of a previously recorded lease reserve. Bad debt expense increased $0.3 million resulting from an increase in the level of business and corresponding increase in accounts receivable. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 19% from 21% in the prior year.

Corporate general and administrative expenses increased $0.8 million, or 7%, to $12.4 million primarily due to increased professional fees and premise and office expenses related to additional office space leased in fiscal 2007.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $44.7 million increased $12.7 million, or 40%, over the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses increased to 7% in current year compared to 6% in prior year.

Depreciation and Amortization Expenses.    Depreciation and amortization expense of $9.3 million in fiscal 2007 increased $0.3 million, or 3%, from prior year. Depreciation expense relates mainly to computer equipment, software, furniture and leasehold improvements. Increase in expense for the current year is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion and office buildout and amortization of software costs that add new functionality in our corporate and executive search segments.

Operating Income.

Operating income increased $6.1 million, or 8%, to $82.3 million in the current year compared to $76.2 million in the prior year, resulting from increased revenue of $137.4 million offset by a $131.3 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses in the current year. The Lominger Entities contributed $2.6 million for the year ended April 30, 2007.

Executive recruitment operating income increased $11.2 million, or 11%, to $111.9 million in fiscal 2007 compared to $100.7 million in fiscal 2006. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased professional fees, premise and other general administrative expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 20% from 22%, due to certain executive employment contract changes, our continued investment in Leadership Development Solutions and increases in profitability based compensation during the current year.

Futurestep operating income increased by $4.5 million to $7.9 million in fiscal 2007 as compared to operating income of $3.4 million in fiscal 2006. The increase in Futurestep operating income is primarily due to higher average fees in engagements billed, a $0.9 million reversal of a previously recorded lease reserve and improvements in compensation and benefits and general and administrative expenses as a percentage of fee revenue in the current year. Futurestep operating income, as a percentage of fee revenue, improved to 9% from 5% last year.

Interest Income and Other Income, Net.    Interest income and other income, net decreased by $0.7 million in fiscal 2007 from $11.1 million in fiscal 2006. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to prior year; however, this increase was not large enough to offset the $4.5 million realization of a loss recovery on a previously impaired investment in fiscal 2006.

Interest Expense. Interest expense, primarily related to convertible securities and borrowings under Company Owned Life Insurance Policies (“COLI”) policies, was $10.2 million in fiscal year 2007 and 2006. Interest expense related to the convertible securities was $4.9 million in fiscal 2007; as these securities were converted to shares of the Company’s common stock in April 2007 there will not be any interest expense in fiscal 2008 related to the securities. See Note 10 of the “Notes to our Consolidated Financial Statements” for more detailed information on the conversion of these securities.

Provision for Income Taxes.    The provision for income taxes was $30.2 million in fiscal 2007 compared to $19.6 million in fiscal 2006. The provision for income taxes in the current year reflects a 36.6% effective tax rate. The provision for income taxes for the prior year reflects a 25.4% tax rate. Excluding the $4.5 million realization of a loss recovery on a previously impaired investment and a net one-time tax benefit of $6.5 million the effective tax rate for the fiscal year 2006 would have been 36.0%, which is comparable to the year ended April 30, 2007.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $3.2 million compared to $2.0 million last year, resulting from increased profitability in both subsidiaries. Dividends received from the Company’s unconsolidated subsidiaries equaled $2.4 million in the current year, and is reflected as a reduction in the carrying value of our investment.

Fiscal 2006 Compared to Fiscal 2005

Fee Revenue.

Fee revenue increased $70.7 million, or 16%, to $522.9 million in fiscal 2006 compared to $452.2 million in fiscal 2005. The improvement in fee revenue is attributable mainly to a 29% increase in the number of engagements billed. Contributing factors to increased revenue during fiscal year 2006 include the opening of new offices in Europe and Asia, strong performances in the North America and Asia Pacific regions, as well as the continued growth of our Futurestep subsidiary. Exchange rates unfavorably impacted fee revenues by $4.9 million in fiscal 2006, mainly related to European revenues.

Executive Recruitment—Executive recruitment fee revenue increased $54.4 million, or 14%, due to a 15% increase in the number of engagements billed as well as average fee increases in certain regions. Emergent economies, newly established offices, as well as expanding industries in various regions also factored in the overall growth in fee revenue.

North America fee revenue increased $33.2 million, or 15%, to $259.1 million due to an 11% increase in the number of engagements billed as well as a 3% increase in average fees as compared to fiscal 2005. Increased revenue obtained in the industrial sector contributed significantly to the region’s revenue, along with growth in the financial services and in the consumer goods markets over the prior fiscal year.

EMEA reported fee revenue of $120.1 million, an increase of $9.6 million, or 9%, compared to $110.5 million in prior year, which was driven by an 11% increase in the number of engagements billed. Business in the European market expanded in 2006 due to strong performances from consultants in the United Kingdom and France, and growth in newer offices established in recent years, such as in the Middle East, Czech Republic, and an affiliate relationship in Russia. Exchange rates unfavorably impacted EMEA fee revenue by $5.4 million in fiscal 2006.

Asia Pacific fee revenue increased $6.7 million, or 13%, to $57.9 million in the year ended April 30, 2006, compared to prior fiscal year due to a 20% increase in the number of engagements billed as well as strong performance in our China offices in Beijing and Shanghai. The growing economy in China has significantly contributed to the improved business experienced by the region in fiscal 2006, attributing to almost half of the total increase in Asia fee revenues over prior year.

South America reported fee revenue of $15.7 million, an increase of $4.9 million, or 45%, of which $1.6 million related to the favorable impact of exchange rates. Revenue increased $2.5 million in Brazil, a 54% increase over fiscal 2005, primarily due to an 81% increase in the number of engagements billed in fiscal 2006. Overall in the entire region, engagements billed increased by 26% since prior year while average fees increased by 15%.

Futurestep—Fee revenue increased $16.3 million, or 30%, to $70.2 million in fiscal 2006 compared to $53.9 million in fiscal 2005. The improvement in fee revenue is due to an increase in the number of engagements billed combined with our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $6.6 million, or 30%, to $28.3 million reflecting increased revenue from areas including RPO and Interim Solutions. Europe fee revenue increased $5.8 million, or 27%, to $27.3 million, arising from increased business in the United Kingdom and Belgium, again attributable to a migration to larger engagements. Exchange rates unfavorably impacted Futurestep Europe fee revenue by $1.1 million. Asia Pacific fee revenue increased $3.9 million, or 37% to $14.6 million, where increased revenues were derived from Australia and New Zealand. Revenue resulting from the opening of an office in India in fiscal year 2006 also contributed to growth.

Compensation and Benefits.

Compensation and benefits expense increased $48.3 million, or 17%, to $341.2 million in fiscal 2006 from $292.9 million in fiscal 2005. Increased headcount along with increased profitability and internal promotions have contributed to the overall increase in expense in fiscal year 2006. Total headcount increased globally by 266, or 17% over last year as the Company continues to expand its operations across industries and regions worldwide. Exchange rates impacted compensation and benefits expense favorably by $3.4 million in the current year, due to changes in exchange rates between the US dollar and the Euro and Pound Sterling.

Executive recruitment compensation and benefits costs of $276.5 million increased $32.0 million, or 13%, compared to $244.5 million in the prior year due to increased profitability based rewards and new consultants joining the firm. In the fiscal year 2006, the number of consultants increased by 42 or 11% as compared to prior year. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $2.8 million. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, remained stable at 61%.

Futurestep compensation and benefits expense increased $14.5 million, or 43%, to $48.6 million from $34.1 million in the prior year primarily due to increased variable compensation as well as increased external contractors’ expense arising from increased business, especially in North America. Additionally, average headcount increased by 34%, which significantly contributed to the overall increase in compensation and benefits since fiscal 2005. Exchange rates impacted Futurestep compensation and benefits expense favorably by $0.6 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 69% from 63% in the prior year.

Corporate compensation and benefits expense increased $1.7 million, or 12%, to $16.0 million, reflecting increased profitability-based rewards and executive benefits. Increases also reflect additional expense derived from fiscal 2006 restricted stock grants as well as from added amortization arising from the Company’s prior year contribution to deferred compensation plans.

General and Administrative Expenses.

General and administrative expenses increased $10.0 million, or 12%, to $93.5 million in fiscal 2006 compared to $83.5 million in 2005. Increases to general and administrative expenses related to increased premise and office expense of $4.3 million, business development expense of $2.1 million, bad debt expense of $1.0 million, and other types of general expenses of $2.6 million including administrative meeting and travel expense along with certain legal expenses. Exchange rates favorably impacted general and administrative expenses by $0.5 million in the year ended April 30, 2006.

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

Increased business development costs in the North American and EMEA Search practices were most significant. In North America, increases were $0.9 million while in EMEA, these increases amounted to $0.3 million. In Asia and South America, business development expense increased by $0.1 million in each region. Business development expenses generally fluctuate in conjunction with revenue and overall business activity.

During the year ended April 30, 2006, North America experienced the largest increase in bad debt expense of $0.6 million, with EMEA having a total increase of $0.5 million. Both increases are consistent with the increase in revenue in both regions, as opposed to deterioration in collection activity. These amounts were offset by a decrease in Asia of $0.5 million. Lower bad debt expense for this region in fiscal year 2006 is due to improved collections activity prior to year end. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 15% from 16% in the prior year.

Futurestep general and administrative expenses in fiscal 2006 increased $4.4 million, or 44%, to $14.5 million due to a $1.8 million increase in premise and office expense and a $1.6 million increase in other general expenses, which included increased meeting and travel expense of $0.7 million and legal expense $0.5 million, along with a $0.4 million increase across the regions in general office expenses, such as regional marketing expenses. The increase in premise and office expense was noted throughout all regions, which all increased since the prior year at $0.6 million per region. In Europe and Asia, additional rental expense incurred in fiscal year 2006 in relation to new offices opened in Spain and India, respectively, contributed to their overall increase since prior year. Business development expense increased by $0.5 million, relating mainly to Futurestep’s North American and Asian regions. Business development expenses generally fluctuate in conjunction with revenue and overall business activity. The remaining increase of $0.5 million related to bad debt expense and write offs of accounts receivable in the North American region. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% from 19% in the prior year.

Corporate general and administrative expenses increased $1.6 million, or 16%, to $11.6 million primarily due to increased professional fees.

Out-of-Pocket Engagement Expenses.    Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. During fiscal year 2006, out-of-pocket engagement expenses of $31.9 million increased $6.2 million, or 24%, over the prior year. As a percentage of fee revenue, out-of-pocket engagement expenses remained stable at 6% in both years.

Depreciation and Amortization Expenses.    Depreciation and amortization expense of $9.0 million in fiscal 2006 increased $0.6 million, or 7%, from prior year. The primary source of the overall increase since the prior year is the $0.5 million increase in the EMEA Search region, due to replacements of software and hardware in the region in fiscal 2006 as well as office relocations in the Middle East and Germany, which caused larger depreciation expense related to leasehold improvements and furniture and fixtures. North America Search, Futurestep and South America Search depreciation expense increases mainly related to computer software and hardware additions were offset by decreases in Corporate and Asia Search, which experienced decreased expense due to fully depreciated computer equipment by prior year-end.

Operating Income.

Operating income increased $10.4 million, or 16%, to $76.2 million in fiscal 2006 compared to $65.8 million in the prior year, resulting from increased revenue of $75.4 million offset by a $65.0 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses.

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

Futurestep operating income decreased by $3.1 million to $3.4 million in fiscal 2006 as compared to operating income of $6.5 million in fiscal 2005. The decrease in Futurestep operating income is due to increased compensation and benefits costs arising from increased headcount, significant investment in internal technology to better serve the Futurestep clients and business, as well as one-time write offs of receivables in fiscal year 2006. Futurestep operating income, as a percentage of fee revenue, declined to 5% from 12% last year.

Interest Income and Other Income, Net.    Interest income and other income, net includes interest income of $11.1 million and $3.4 million in fiscal 2006 and 2005, respectively. During fiscal year 2006, the Company continued to transfer cash to higher interest rate investments due to the Company’s improved cash position, resulting in an increase to interest income of $2.5 million. Additionally, the Company recovered $4.5 on an investment that had been previously impaired in 2002. In addition, during fiscal 2006, the Company recognized $1.0 million in realized gains as a result of the sale of equity securities and $0.2 million of the increase is associated with interest and dividends, both arising from our ECAP investments.

Interest Expense.    Interest expense, primarily related to convertible securities and borrowings under Company Owned Life Insurance Policies (“COLI”) policies, was $10.2 million in fiscal 2006, a decrease of $0.3 million from $10.5 million in the prior year due to declining rates.

Provision for Income Taxes.    The provision for income taxes was $19.6 million in fiscal 2006 compared to $20.3 million in fiscal 2005. The provision for income taxes in fiscal 2006 reflects a 25.4% effective tax rate. In the third quarter of the year ended April 30, 2006, the Company recovered $4.5 million on a previously impaired investment, which management considers a non-recurring event. When the investment was originally impaired in fiscal year 2002, a deferred tax asset was booked with a 100% valuation allowance due to the uncertainty regarding the Company’s ability to realize a capital loss deduction after the sale of the investment. As a result, there was no tax expense booked on the loss recovery during fiscal year 2006 as there is no taxable income associated with the recovery. In the fourth quarter of fiscal year 2006, the Company recorded a tax benefit of $8.6 million resulting from the conclusion, on February 16, 2006, of an audit of the Company’s U.S. Federal Income Tax returns for the years ended April 30, 1997 through April 30, 2003. The Company also recorded $2.1 million in tax expense for the expected tax consequences of repatriating certain funds that had previously been considered as permanently reinvested abroad. Excluding these events, the effective tax rate for the year would have been 36.0%.

Equity in Earnings of Unconsolidated Subsidiaries.    Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one line adjustment to net income. Equity in earnings was $2.0 million compared to $0.2 million last year, resulting from increased profitability in both subsidiaries. Dividends received from the Company’s unconsolidated subsidiaries equaled $2.7 million in fiscal 2006, and is reflected as a reduction in the carrying value of our investment. Fiscal 2005 equity in earnings included an adjustment of $0.9 million related to stock options issued to our Mexican subsidiaries’ employees.

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

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2007 (in thousands):

	Payments due In:
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease commitments(1)	$114,273	$29,356	$48,124	$20,696	$16,097
Accrued restructuring charges(2)	3,800	999	1,903	898	—

Total	$118,073	$30,355	$50,027	$21,594	$16,097

(1)	See Note 15, Commitments and Contingencies, in the notes to consolidated financial statements for additional information.
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

We also make interest payments on our COLI loans. These loans are described in Note 11 to the Notes to our Consolidated Financial Statements, Long-Term Debt. As the timing of these loan repayments are uncertain, we have not included these obligations in the table above.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment.

Liquidity.

The following table presents selected financial information (in thousands):

	As of April 30,
	2007	2006	2005
Cash and cash equivalents	$289,106	$257,543	$199,133
Marketable securities	35,161	20,654	7,815
Working capital	235,271	218,209	146,071
Long-term debt	—	45,147	44,949
Convertible mandatorily redeemable preferred stock	—	10,989	10,795

The net increase in our working capital of $17.1 million in fiscal 2007 compared to fiscal 2006 is primarily attributable to increases in accounts receivable balances related to overall growth in the number of engagements billed plus higher average fees per engagement in all regions and consistent accounts receivable collection. The net cash position reflects proceeds from exercises of stock options offset by continued investment in the business through our stock buy back program, current year acquisitions and increases in accrued liabilities related primarily to increases in profitability based compensation during the current year.

Cash provided by operating activities was $102.3 million in the current year, an increase of $21.9 million, from $80.5 million in fiscal 2006. The increase in cash provided by operating activities is primarily due to an increase in accounts payable and accrued liabilities of $28.9 million related to profitability based compensation accruals and $6.9 million of deferred compensation plan accruals associated to contributions by the Company in various deferred compensations plans on behalf of employees compared to the prior year. The profitability based compensation increases are a direct result of the substantial increase in revenues across business segments compared to prior year. Offsetting these increases is an increase of receivables balances of $6.5 million resulting from overall growth in the number of engagements billed plus higher average fees per engagement billed throughout the regions and an increase in deferred income tax benefits of $9.6 primarily associated with increases in deferred compensation plan accruals, ECAP contributions and restricted stock grants.

Cash used in investing activities was $48.5 million for fiscal 2007, compared to $21.7 million used in the prior year. For the year ended April 30, 2007, the increase in cash used was primarily attributable to the acquisition of the Lominger Entities of $20.3 million. Capital expenditures during the year were $14.1 million, an increase of $2.8 million over prior year, primarily related to continuing expansion of our Futurestep business and increased systems hardware and software costs. These expenditures primarily related to leasehold improvements from office expansion and internally-developed software projects including Executive Center and Searcher as well as the implementation of financial reporting software.

Cash used by financing activities was $26.0 million in fiscal 2007, a $27.2 million increase from 2006. In the current fiscal year, we repurchased $57.6 million of common stock, $56.0 million of which related to the previously announced stock buyback programs approved by the Board of Directors in December 2005, June 2006, and March 2007 as we continue to reinvest in the business. These repurchases were offset by proceeds received from the exercise of stock options of $20.4 million and the associate tax benefits of $7.0 million from stock option exercises in the current fiscal year due in part to an increase in vested shares and exercise activity attributable to an increase in the Company’s share price.

Long-Term Debt.

Total outstanding borrowings under our COLI policies were $60.0 million, $58.4 million and $56.6 million as of April 30, 2007, 2006 and 2005, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $136.5 million, $129.0 million and $121.7 million as of April 30, 2007, 2006 and 2005, respectively. At April 30, 2007, the net cash value of these policies was $76.5 million of which $63.7 million was held in a trust.

As of April 30, 2007, we had no outstanding amounts related to our 7.5% Convertible Subordinated Notes and 7.5% Convertible Series A Preferred Stock. On March 7, 2007, the Company issued notice for the redemption of its 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock in an aggregate principal price of $10 million. As of March 7, 2007, $45.6 million of the 7.5% Convertible Subordinated Notes and $11.4 million of the 7.5% Convertible Series A Preferred Stock was outstanding. The notes and preferred stock were convertible into shares of the Company’s common stock at $10.19 per share. In response to the redemption notice, the holder of the notes and preferred stock exercised its option to convert the debt and preferred stock pursuant to the terms of the original agreements. The conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the holders of the convertible securities in April 2007.

We have a Senior Secured Revolving Credit Facility which we amended in February 2005 to a $50 million borrowing capacity with no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of April 30, 2007, we had no outstanding borrowings on our credit facility.

Quarterly Results

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2007 and 2006. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented (dollars in thousands, except per share amounts).

	Quarters Ended
	Fiscal 2007				Fiscal 2006
	April 30	Jan. 31	Oct. 31	July 31	April 30	Jan. 31	Oct. 31	July 31
Fee revenue	$179,702	$165,239	$155,718	$152,763	$145,266	$129,626	$125,789	$122,201
Operating income	19,351	21,408	21,148	20,348	20,637	18,714	18,086	18,745
Net income	13,539	14,730	13,566	13,663	20,300	16,613	10,904	11,613
Net income per share
Basic	0.33	0.37	0.35	0.35	0.51	0.41	0.27	0.30
Diluted	0.30	0.33	0.31	0.31	0.45	0.37	0.25	0.27

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is required to be adopted in fiscal years beginning after June 15, 2005. We adopted Statement 123(R) on May 1, 2006 using the modified-prospective method.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. Management is evaluating the impact this statement may have on the Company’s financial statements.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements

No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, FAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of SFAS No. 158 were effective for the Company on April 30, 2007. Previously unrecognized actuarial gains or losses, prior service cost, and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive income, net of any resulting deferred tax balances. We adopted SFAS No. 158 on April 30, 2007. Adoption did not have a material impact on the consolidated financial statements.

In February, 2007, FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is assessing SFAS No. 159 and has not yet determined the impact that the adoption of SFAS No. 159 will have on our results of operations or financial position, if any.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the year ended April 30, 2007, we recognized foreign currency gains, after income taxes, of $0.7 million primarily related to our EMEA operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $2.6 million, $4.3 million and $6.1 million, respectively, based on outstanding balances at April 30, 2007. If the U.S. dollar weakened by the same increments against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange gain would have been $2.6 million, $4.3 million and $6.1 million, respectively, based on outstanding balances at April 30, 2007.

Interest Rate Risk.

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2007, we had no outstanding balance on our credit facility. We have $60.0 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2007 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

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

The Company filed the CEO and CFO Certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual report on Form 10-K for the year ended April 30, 2007.

Item 9B.    Other Information

Not applicable.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director—Class 2005,” “Nominees for Director—Class 2006,” “Nominees for Directors—Class 2007” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2007 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Item 11.    Executive Compensation

The information required by this Item will be included in our 2007 Proxy Statement, and is incorporated herein by this reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2007 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2007 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and elsewhere in our 2007 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.    Exhibits and Financial Statement Schedules

Financial Statements.

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

10.13*

Second Amendment to Employment Agreement between the Company and Paul C. Reilly,

dated July 1, 2003 filed as an Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.

10.14*	Letter from the Company to Paul C. Reilly, dated June 6, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001, and incorporated herein by reference.

10.15*	Employment Agreement between the Company and Windle B. Priem, dated June 30, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 14, 2001, and incorporated herein by reference.

10.16*	Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed July 31, 2000, and incorporated herein by reference.

10.17*	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001, and incorporated herein by reference.

10.18*	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.19	Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.

10.21*	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as an Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.22*	Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as an Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.

10.23*	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as an Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003, and incorporated herein by reference.

10.24*	Employee Stock Purchase Plan filed as an Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.

10.25*	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as an Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.26	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.27*	Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004 , filed as an Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.28*	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as an Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

10.29	Amended and Restated Credit Agreement dated as of February 22, 2005 among the Company, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, filed February 23, 2005, and incorporated herein by reference.

10.30*	Fourth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 7, 2005, filed as an Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2005, and incorporated herein by reference.

10.31	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006, and incorporated herein by reference.

10.32*	Fifth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated April 26, 2006, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2006, and incorporated herein by reference.

10.33*	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006, and incorporated herein by reference.

Exhibit Number	Description of Exhibit

10.34*	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006, and incorporated herein by reference.

10.35*	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006, and incorporated herein by reference.

10.36*	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006, filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006, and incorporated herein by reference.

10.37*	Letter Agreement dated December 14, 2006 by and among the Company and Gary C. Hourihan, Executive Vice President of the Company and President of Leadership Development Solutions, modifying the terms of Mr. Hourihan’s Employment Agreement, dated March 6, 2000., filed as an Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2007, and incorporated herein by reference.

10.38*	Letter from the Company to Gary Burnison, dated March 30, 2007.

10.39*	Non Renewal of Employment Agreement between the Company and Paul C. Reilly, dated April 24, 2007.

10.40*	Employment Agreement between the Company and Paul C. Reilly, dated April 24, 2007.

10.41*	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ GARY D. BURNISON
Gary D. Burnison Chief Operating Officer, Chief Financial Officer, Executive Vice President and Director

Date: June 29, 2007

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

Signature	Title	Date

/s/ PAUL C. REILLY Paul C. Reilly	Chairman of the Board and Chief Executive Officer	June 29, 2007

/s/ GARY D. BURNISON Gary D. Burnison	Chief Operating Officer, Chief Financial Officer, Executive Vice President (Principal Financial Officer) and Director	June 29, 2007

/s/ JAMES E. BARLETT James E. Barlett	Director	June 29, 2007

/s/ FRANK V. CAHOUET Frank V. Cahouet	Director	June 29, 2007

/s/ SAKIE FUKUSHIMA Sakie Fukushima	Director	June 29, 2007

/s/ PATTI S. HART Patti S. Hart	Director	June 29, 2007

Signature	Title	Date

/s/ DAVID L. LOWE David L. Lowe	Director	June 29, 2007

/s/ EDWARD D. MILLER Edward D. Miller	Director	June 29, 2007

/s/ IHNO SCHNEEVOIGT Ihno Schneevoigt	Director	June 29, 2007

/s/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	June 29, 2007

/s/ KEN WHIPPLE Ken Whipple	Director	June 29, 2007

/s/ HARRY L. YOU Harry L. You	Director	June 29, 2007

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2007.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an attestation report on management’s assessment of internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

June 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Korn/Ferry International

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Korn/Ferry International and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion based on our audit, management’s assessment that the Company maintained effective internal control over financial reporting as of April 30, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion based on our audit, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007 and our report dated June 26, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

June 26, 2007

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on May 1, 2006.

Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for Defined Benefit Pension and Other Post Retirement Plans in accordance with Statement of Financial Accounting Standards No. 158 on April 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of April 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Los Angeles, California

June 26, 2007

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	April 30,
	2007	2006
ASSETS
Cash and cash equivalents	$289,106	$257,543
Marketable securities	35,161	20,654
Receivables due from clients, net of allowance for doubtful accounts of $9,822 and $8,818, respectively	107,751	87,287
Income tax and other receivables	6,357	5,328
Deferred income taxes	9,524	9,669
Prepaid expenses	16,861	14,019

Total current assets	464,760	394,500

Property and equipment, net	25,999	20,533
Cash surrender value of company owned life insurance policies, net of loans	76,478	70,592
Deferred income taxes	42,013	32,267
Goodwill	124,268	109,484
Intangible assets, net	18,040	—
Investments and other	9,933	8,115

Total assets	$761,491	$635,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,383	$9,731
Income taxes payable	22,432	17,138
Compensation and benefits payable	158,145	121,885
Other accrued liabilities	38,529	27,537

Total current liabilities	229,489	176,291

Deferred compensation and other retirement plans	91,360	71,790
Long-term debt	—	45,147
Other liabilities	7,687	7,523
7.5 % Convertible mandatorily redeemable preferred stock, net of unamortized discount and issuance costs, redemption value of $11,387 in 2006	—	10,989

Total liabilities	328,536	311,740
Stockholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 52,323 and 43,628 shares issued and 47,174 and 41,201 shares outstanding, respectively	400,126	344,285
Retained earnings (deficit)	32,344	(23,154)
Unearned restricted stock compensation	(19,567)	(7,731)
Accumulated other comprehensive income	20,605	10,910

Stockholders’ equity	433,508	324,310
Less: Notes receivable from stockholders	(553)	(559)

Total stockholders’ equity	432,955	323,751

Total liabilities and stockholders’ equity	$761,491	$635,491

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2007	2006	2005
Fee revenue	$653,422	$522,882	$452,194
Reimbursed out-of-pocket engagement expenses	35,779	28,887	24,183

Total revenue	689,201	551,769	476,377
Compensation and benefits	447,692	341,196	292,913
General and administrative expenses	105,312	93,462	83,544
Out-of-pocket engagement expenses	44,662	31,927	25,702
Depreciation and amortization	9,280	9,002	8,437

Total operating expenses	606,946	475,587	410,596

Operating income	82,255	76,182	65,781
Interest and other income, net	10,416	11,086	3,360
Interest expense	10,172	10,244	10,463

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	82,499	77,024	58,678
Provision for income taxes	30,164	19,594	20,251
Equity in earnings of unconsolidated subsidiaries	3,163	2,000	193

Net income	$55,498	$59,430	$38,620

Basic earnings per common share	$1.40	$1.49	$1.00

Basic weighted average common shares outstanding	39,774	39,890	38,516

Diluted earnings per common share	$1.24	$1.32	$0.90

Diluted weighted average common shares outstanding	46,938	47,270	46,229

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Number of Shares	Common Stock	Retained Earnings (Deficit)	Unearned Restricted Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Stockholders’ Equity	Comprehensive Income
Balance as of May 1, 2004	38,170	$307,003	$(121,204)	$(2,341)	$(1,596)	$181,862	—
Purchase of stock	(187)	(3,486)	—	—	—	(3,486)	—
Issuance of stock	1,695	18,266	—	—	—	18,266	—
Issuance of restricted stock	210	4,049	—	(4,049)	—	—	—
Amortization of unearned restricted stock compensation	—	—	—	2,035	—	2,035	—
Variable stock-based compensation	—	1,076	—	—	—	1,076	—
Tax benefit from exercise of stock options	—	3,837	—	—	—	3,837	—
Comprehensive income:
Net income	—	—	38,620	—	—	38,620	$38,620
Reclassification adjustment for gains included in net income	—	—	—	—	(639)	(639)	(639)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	1,122	1,122	1,122
Foreign currency translation adjustments	—	—	—	—	10,792	10,792	10,792

Comprehensive income	—	—	—	—	—	—	$49,895

Balance as of April 30, 2005	39,888	330,745	(82,584)	(4,355)	9,679	253,485	—
Purchase of stock	(1,045)	(20,687)	—	—	—	(20,687)	—
Issuance of stock	1,941	20,049	—	—	—	20,049	—
Issuance of restricted stock	417	7,471	—	(7,511)	—	(40)	—
Amortization of unearned restricted stock compensation	—	—	—	4,135	—	4,135	—
Variable stock-based compensation	—	837	—	—	—	837	—
Tax benefit from exercise of stock options	—	5,870	—	—	—	5,870	—
Comprehensive income:
Net income	—	—	59,430	—	—	59,430	$59,430
Reclassification adjustment for gains included in net income	—	—	—	—	(573)	(573)	(573)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	872	872	872
Foreign currency translation adjustments	—	—	—	—	932	932	932

Comprehensive income	—	—	—	—	—	—	$60,661

Balance as of April 30, 2006	41,201	344,285	(23,154)	(7,731)	10,910	324,310	—
Purchase of stock	(2,722)	(57,622)	—	—	—	(57,622)	—
Issuance of stock	1,996	22,986	—	—	—	22,986	—
Conversion of 7.5% Convertible Series A Preferred Stock	1,117	11,257	—	—	—	11,257	—
Conversion of 7.5% Convertible Subordinated Notes	4,469	45,043	—	—	—	45,043	—
Issuance of restricted stock	1,187	23,296	—	(23,296)	—	—	—
Forfeiture of restricted stock	(74)	(1,374)	—	1,374	—	—	—
Amortization of unearned restricted stock compensation	—	—	—	10,086	—	10,086	—
Variable stock-based compensation	—	(339)	—	—	—	(339)	—
Stock-based compensation	—	5,583	—	—	—	5,583	—
Tax benefit from exercise of stock options	—	7,011	—	—	—	7,011	—
Comprehensive income:
Net income	—	—	55,498	—	—	55,498	$55,498
Adjustment to initially apply SFAS No. 158, net of income taxes	—	—	—	—	(335)	(335)	(335)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	844	844	844
Foreign currency translation adjustments	—	—	—	—	9,186	9,186	9,186

Comprehensive income	—	—	—	—	—	—	$65,193

Balance as of April 30, 2007	47,174	$400,126	$32,344	$(19,567)	$20,605	$433,508

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended April 30,
	2007	2006	2005
Cash from operating activities:
Net income	$55,498	$59,430	$38,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,280	9,002	8,437
Stock compensation expense	5,695	—	—
Interest paid in kind and amortization of discount on convertible securities	915	975	1,415
Gain (loss) on disposition of property and equipment	—	59	(7)
Provision for doubtful accounts	6,583	6,475	5,481
Gains on cash surrender value of life insurance policies	(5,647)	(5,460)	(5,682)
Realized gains on marketable securities	(2,138)	(1,234)	(1,303)
Recovery on investment loss	—	(4,685)	—
Deferred income tax benefit	(12,571)	(2,183)	(3,081)
Non cash compensation arrangements	10,838	6,246	4,234
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	19,570	12,656	4,550
Receivables	(25,966)	(19,459)	(22,437)
Prepaid expenses	(2,332)	(309)	(3,582)
Investment in unconsolidated subsidiaries	(3,668)	(3,160)	(1,676)
Income taxes payable	5,178	1,566	12,444
Accounts payable and accrued liabilities	44,328	15,470	49,053
Other	(3,232)	(803)	(2,520)

Net cash provided by operating activities	102,331	74,586	83,946

Cash from investing activities:
Purchase of property and equipment	(14,108)	(11,310)	(7,525)
Purchase of marketable securities	(10,870)	(10,198)	(7,815)
Cash paid for acquisitions, net of cash required	(24,129)	(1,049)	(419)
Premiums on life insurance policies	(1,844)	(1,853)	(1,894)
Proceeds from life insurance policy benefits	—	—	737
Proceeds from sale of equity securities	—	—	992
Dividends received from unconsolidated subsidiaries	2,429	2,669	1,476

Net cash used in investing activities	(48,522)	(21,741)	(14,448)

Cash from financing activities:
Payments on life insurance policy loans	—	—	(3,264)
Borrowings under life insurance policies	1,611	1,768	4,114
Purchase of common stock	(57,622)	(20,687)	(3,486)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with employee stock purchase plan	22,975	20,049	18,227
Tax benefit from exercise of stock options	7,011	5,870	3,837
Receipts on stockholders’ notes	6	24	27

Net cash (used in) provided by financing activities	(26,019)	7,024	19,455

Effect of exchange rate changes on cash & cash equivalents	3,773	(1,459)	2,078

Net increase in cash and cash equivalents	31,563	58,410	91,031
Cash and cash equivalents at beginning of the year	257,543	199,133	108,102

Cash and cash equivalents at end of the year	$289,106	$257,543	$199,133

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$10,019	$4,401	$6,757

Cash paid for income taxes	$27,951	$14,033	$6,731

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$56,300	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

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

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Investments in companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investment is publicly traded or at cost if the investment is not publicly traded. Dividends and other distributions of earnings from both market-value and cost-method investments are included in other income when declared. Dividends received from our two unconsolidated subsidiaries in Mexico were $2.4 million, $2.7 million and $1.5 million in the years ended April 30, 2007, 2006 and 2005, respectively. Unrealized gains and losses on investments accounted for at market value are reported net of tax as a component of accumulated other comprehensive income until the investment is sold or an unrealized loss is no longer considered temporary, at which time the realized or recognized gain or loss is included in operations.

Basis of Presentation

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practice within the industry.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition (discussed below), deferred compensation (see Note 7) and evaluation of the carrying value of goodwill and intangible assets (see Note 14) and deferred income taxes (see Note 8).

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

April 30, 2007

(dollars in thousands, except per share amounts)

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expense based on historical experience. After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible. Total write-offs of accounts receivable were $5,653, $4,818 and $4,333 for fiscal 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible and mature within three months from the date of purchase.

Available for Sale Securities

The Company considers its marketable securities as available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of April 30, 2007 and 2006. The changes in fair values are recorded as unrealized gains (losses) as a separate component of stockholders’ equity. The fair values of available-for-sale investments by type as of April 30, 2007 and 2006 are as follows:

2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Fixed income mutual fund	$4,358	$120	$(254)	$4,224
Equity securities	27,824	4,190	(1,077)	30,937

Total	$32,182	$4,310	$(1,331)	$35,161

2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Type of security:
Fixed income mutual fund	$3,067	$—	$(114)	$2,953
Equity securities	16,045	1,718	(62)	17,701

Total	$19,112	$1,718	$(176)	$20,654

The primary objectives for these investments are liquidity and safety of the principal. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Realized capital gains and losses on investments are determined on a specific-identification basis.

Goodwill and Intangible Assets

Goodwill arising from acquisitions (see Notes 13 and 14) is recorded as the excess of the purchase price over the fair value of assets acquired. Purchased intangible assets are recorded at the estimated fair value of customer lists, intellectual property and trademarks acquired. Customer lists are amortized using the straight-line method over the estimated useful lives of 18 years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company’s annual goodwill impairment test was performed as of January 31, 2007. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2007.

As of April 30 2007, there were no indicators of impairment with respect to the Company’s intangible assets.

Stock Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, stock appreciation rights (“SARs”), restricted stock, and an Employee Stock Purchase Plan (“ESPP”).

Prior to May 1, 2006, the Company accounted for employee stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”), and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under the recognition principles of APB No. 25, compensation expense related to restricted stock and SARs was recognized in the Company’s consolidated financial statements. However, APB No. 25 generally did not require the recognition of compensation expense for stock options because the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time. Compensation expense for the ESPP was not recognized since the ESPP was considered non-compensatory under APB No. 25.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). In addition to recognizing compensation expense related to restricted stock and SARs, SFAS No. 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and for purchases under the ESPP. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified subsequent to May 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of SFAS No. 123(R).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

As a result of recognizing compensation expense for stock options and the ESPP pursuant to the provisions of SFAS No. 123(R), the Company’s income before income taxes and net income in fiscal 2007, were $5,894 and $3,743 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25. Basic and diluted earnings per share (“EPS”) for fiscal 2007 were $0.09 and $0.08 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No.25.

The following table reflects the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for fiscal 2007, 2006, and 2005:

	Fiscal Year Ended April 30,
	2007	2006	2005
Stock options and SARs	$4,974	$1,525	$1,242
Restricted stock	10,086	4,135	2,034
Employee Stock Purchase Plan	496	—	—

Total stock-based compensation expense, pre-tax	15,556	5,660	3,276
Tax benefit from stock-based compensation expense	(5,875)	(2,017)	(973)

Total stock-based compensation expense, net of tax	$9,681	$3,643	$2,303

The above table does not reflect any stock option or ESPP compensation for fiscal 2006 or 2005 as the Company generally did not record stock option or ESPP expense under APB No. 25, as previously discussed.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R):

	Fiscal Year Ended April 30,
	2006	2005
Net income, as reported	$59,430	$38,620
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported, net	3,643	2,303
Employee stock compensation expense determined under the fair-value based method, net	(9,483)	(8,770)

Net income, as adjusted	$53,590	$32,153

Interest expense on convertible securities, net of related tax effects	3,113	3,103

Net income for diluted EPS, as adjusted	$56,703	$35,256

Basic EPS
As reported	$1.49	$1.00
Pro forma	$1.38	$0.83
Dilutive EPS
As reported	$1.32	$0.90
Pro forma	$1.20	$0.76

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the options is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. Upon adoption of SFAS No. 123(R), the Company began using historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. Prior to adoption of SFAS No. 123(R), the Company recognized forfeitures as they occurred. There was no material impact upon adoption of SFAS No. 123(R) between these methods of accounting for forfeitures. The following assumptions were used by the Company for options granted in the respective periods:

	Fiscal Year Ended April 30,
	2007	2006	2005
Expected stock volatility	48.05%	50.0%	63.1%
Risk-free interest rate	4.95%	3.83%	3.69%
Expected option life (in years)	4.00	4.50	4.50
Expected dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each year and revenue and expenses are translated at average rates of exchange during the year. Resulting translation adjustments are reported as a component of comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expenses. Foreign currency (gains) and losses, on an after tax basis, included in net income, were $148, $374 and ($439) in fiscal 2007, 2006 and 2005, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices.

As of April 30, 2007, the Company had no outstanding amounts related to its 7.5% Convertible Subordinated Notes and 7.5% Convertible Series A Preferred Stock (see Note 10).

At April 30, 2006, the carrying value of the Company’s long-term debt and convertible mandatorily redeemable preferred stock was $45,147 and $10,989, respectively. The long-term debt had a fair value of approximately $93,869 and the convertible mandatorily redeemable preferred stock had a fair value of approximately $23,467 at April 30, 2006. The fair value of these instruments was estimated assuming the holder

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

had converted the securities to common stock at a conversion price of $10.19 based on the Company’s stock price of $21.00 at April 30, 2006. If the conversion had occurred at April 30, 2006, the holder would have received a total of 4,468,950 and 1,117,237 shares for the debt and stock, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2007, the Company had no significant credit concentrations.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense (see Note 7).

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

The Company adopted SFAS No. 123(R) on May 1, 2006 using the modified-prospective method (see the Stock Based Compensation section above).

In September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, SFAS No. 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of SFAS No. 158 were effective for the Company on April 30, 2007. Previously unrecognized actuarial gains or losses, prior service cost, and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive income, net of any resulting deferred tax balances. The Company adopted SFAS No. 158 on April 30, 2007. The adoption did not have a material impact on the consolidated financial statements (see note 7).

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Among other things, FIN 48 creates a model to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which all income tax positions must achieve to meet before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within 12 months. FIN 48 is effective for the Company on May 1, 2007. Any differences between the amounts recognized in the statement of financial position prior to the adoption of FIN 48 and the amounts reported after adoption are generally accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is assessing the impact this statement will have on its results of operations and or financial position.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact this statement will have on its results of operations and or financial position.

In February, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is assessing the impact this statement will have on its results of operations and or financial position.

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

	Fiscal Year Ended April 30,
	2007	2006	2005
Net income (Numerator):
Net income	$55,498	$59,430	$38,620
Interest expense on convertible securities, net of related tax effects	2,863	3,113	3,103

Net income for diluted EPS	$58,361	$62,543	$41,723

Shares (Denominator):
Weighted average shares for basic EPS	39,774	39,890	38,516
Effect of:
Convertible subordinated notes	4,083	4,470	4,470
Convertible preferred stock	1,016	1,117	1,118
Warrants	123	95	93
Restricted stock	274	273	182
Stock options	1,665	1,412	1,831
Employee stock purchase plan	3	13	19

Adjusted weighted average shares for diluted EPS	46,938	47,270	46,229

Basic earnings per share	$1.40	$1.49	$1.00
Diluted earnings per share	$1.24	$1.32	$0.90

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

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

Total comprehensive income is as follows:

	Fiscal Year Ended April 30,
	2007	2006	2005
Net income	$55,498	$59,430	$38,620
Reclassification adjustment for gains included in net income	—	(573)	(639)
Adjustment to initially apply SFAS No. 158, net of income taxes	(335)	—	—
Unrealized gain on marketable securities, net of taxes	844	872	1,122
Foreign currency translation adjustments	9,186	932	10,792

Comprehensive income	$65,193	$60,661	$49,895

The accumulated other comprehensive income at April 30, 2007 is comprised of foreign currency translation adjustments, unrealized gains and the implementation effect of SFAS No. 158 of $19,314, $1,626 and ($335), respectively. The accumulated other comprehensive income at April 30, 2006 included foreign currency translation adjustments and unrealized gains of $10,128 and $782 respectively. Comprehensive income includes income tax adjustments of $594 and $1,103 as of April 30, 2007 and 2006, respectively.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

The status of stock options and SARs issued under the Company’s performance award plans are summarized below:

	Number of Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual term (in years)	Aggregate Intrinsic Value
Outstanding at May 1, 2004	8,958	$11.28
Granted	815	$19.11
Exercised	(1,581)	$10.49
Canceled/forfeited	(363)	$13.79

Outstanding at April 30, 2005	7,829	$12.14
Granted	837	$17.99
Exercised	(1,783)	$9.81
Canceled/forfeited	(141)	$15.13

Outstanding at April 30, 2006	6,742	$13.42
Granted	113	$21.09
Exercised	(1,945)	$10.88
Canceled/forfeited	(172)	$16.74

Outstanding at April 30, 2007	4,738	$14.52	5.6	$43,533

Exercisable at April 30, 2007	3,973	$13.72	5.1	$39,816

Included in the table above are 61 SARs outstanding as of April 30, 2007 with a weighted average exercise price of $12.42. As of April 30, 2007, there was $3,365 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of one year. For stock option awards subject to graded vesting that were issued after May 1, 2006, the Company recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Summary information about the Company’s stock options and SARs outstanding at April 30, 2007 is presented in the following table (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding as of April 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of April 30, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$6.16–$7.38	892	5.0	$7.36	892	5.0	$7.36
$7.39–$11.00	948	6.1	$8.22	948	6.1	$8.22
$11.01–$14.50	260	2.9	$13.31	260	2.9	$13.31
$14.51–$37.80	2,638	5.9	$19.33	1,873	5.0	$19.58

	4,738	5.6	$14.52	3,973	5.1	$13.72

Additional information pertaining to stock options:

	Fiscal Year Ended April 30,
	2007	2006	2005
Weighted average fair value of stock options granted	$9.12	$8.70	$10.29
Total fair value of stock options and SARs vested	10,245	10,324	13,723
Total intrinsic value of stock options exercised	20,422	16,256	13,527
Total intrinsic value of SARs paid	319	240	389

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

Restricted Stock Plan

The Company grants restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Restricted stock is granted at a price equal to the fair market value of the common stock on the date of grant. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as throughout the year upon commencement of employment. The fair values of restricted stock are determined based on the closing price of the Company’s common stock on the grant dates.

The status of the Company’s unvested restricted common stock is summarized below:

	Number of Shares (in thousands)	Weighted Average Fair Value
Outstanding at May 1, 2005	438	$13.84
Issuances	417	$17.97
Vested	(168)	$12.13

Outstanding at April 30, 2006	687	$16.63
Issuances	1,187	$19.64
Vested	(444)	$16.35
Forfeited	(74)	$18.38

Outstanding at April 30, 2007	1,356	$19.26

As of April 30, 2007, there was $19,567 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a period of 2.8 years. For restricted stock awards subject to graded vesting that were issued after May 1, 2006, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. In fiscal years 2007, 2006, and 2005, employees purchased 142 shares at $17.81 per share, 183 shares at $15.06 per share, and 153 shares at $13.14 per share, respectively. At April 30, 2007, the plan had approximately 900 shares available for future issuance.

5. Restructuring Liability

A roll-forward of the restructuring liability at April 30, 2007 is as follows:

	Severance	Facilities	Other	Total
Liability as of April 30, 2005	$61	$7,389	$—	$7,450
Payments	(1)	(1,984)	—	(1,985)

Liability as of April 30, 2006	60	5,405	—	5,465
Charged to expense	—	(1,223)	—	(1,223)
Payments	—	(1,219)	—	(1,219)

Liability as of April 30, 2007	$60	$2,963	$—	$3,023

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

The severance accrual includes amounts paid monthly and are expected to be paid in full by March 2008. The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $2,061 is included in other long-term liabilities, which will be paid over the next five years.

In the fourth quarter of fiscal 2007 the Company adjusted its facilities reserves by $1,223 primarily resulting from its Futurestep operations assuming occupancy of a portion of a facility in April 2007 that was previously reserved for as part of the previously approved restructuring initiatives.

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

	Fiscal Year Ended April 30, 2004
	Restructuring		Asset Impairment and Other	Total
	Severance	Facilities
Executive recruitment
North America	$455	$(191)	$—	$264
EMEA	4,405	309	196	4,910
Asia Pacific	160	—	—	160
South America	58	—	—	58

Total executive recruitment	5,078	118	196	5,392
Futurestep	1,474	1,303	205	2,982
Corporate	152	—	—	152

Total	$6,704	$1,421	$401	$8,526

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

April 30, 2007

(dollars in thousands, except per share amounts)

Futurestep severance of $1,474 included 43 employees terminated. Facilities of $1,303 primarily related to five Futurestep offices that were closed as employees were co-located with executive recruitment offices. The other asset impairment charge of $205 related to the write-down of related fixed assets.

6.    Employee Tax Deferred Savings Plan

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $1,213, $544 and $948 for fiscal 2007, 2006 and 2005, respectively.

7.	Deferred Compensation and Retirement Plans, Pension Plan, Company Owned Life Insurance Policies and Executive Capital Accumulation Plan

The Company maintains several employee benefit plans. The total long-term benefit liability for the deferred compensation, retirement, pension plans and Executive Capital Accumulation Plan (ECAP) were as follows:

	Fiscal Year Ended April 30,
	2007	2006
Deferred compensation plans	$51,804	$48,532
Pension plans	3,160	4,220
Retirement plans	2,664	2,409
ECAP	33,732	16,629

Total long-term benefit obligation	$91,360	$71,790

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

April 30, 2007

(dollars in thousands, except per share amounts)

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

SFAS No. 158 was effective for the Company as of April 30, 2007. The impact of adopting SFAS No. 158 on individual line items of the balance sheet as of April 30, 2007 is summarized below:

	Before application of SFAS No. 158	Adjustments	After application of SFAS No. 158
Long term deferred income taxes	$40,962	$1,051	$42,013
Total assets	760,440	1,051	761,491
Income taxes payable	21,759	673	22,432
Total current liabilities	228,816	673	229,489
Deferred compensation and other retirement plans	90,647	713	91,360
Total liabilities	327,150	1,386	328,536
Accumulated other comprehensive income	20,940	(335)	20,605
Total shareholders’ equity	433,290	(335)	432,955
Total liabilities and shareholders’ equity	760,440	1,051	761,491

International Retirement Plans

The Company also maintains various retirement plans statutorily required in seven foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2007 and 2006 is $2,664 for 92 participants and $2,409 for 73 participants, respectively. The Company’s contribution to these plans was $651 and $596 in fiscal 2007 and 2006, respectively.

Executive Capital Accumulation Plan

In January 2004, the Company implemented the Executive Capital Accumulation Plan (“ECAP”). The ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. Company contributions into this plan are discretionary and are granted to key employees annually based on the employees’ performance. In addition, certain key management may receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a three-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. In the current fiscal year, two similar plans were fully implemented in the Company’s Asian and Canadian regions.

Employer ECAP contributions were $7,694, $8,409, and $5,409 in fiscal 2007, 2006, and 2005, respectively. The Company expects to make an ECAP contribution of approximately $8.0 million in fiscal year 2008. In addition, the Company may make additional ECAP contributions in fiscal 2008 if key employees are hired.

The roll-forward of the ECAP liability is as follows:

Total
Liability as of April 30, 2006	$16,629
Employee contributions	5,956
Amortization of employer contributions	8,019
Gain on investment	3,262
Employee Distributions	(186)
Translation	52

Liability as of April 30, 2007	$33,732

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2007	2006	2005
Deferred Compensation Plan:
Benefit obligation at beginning of year	$50,031	$56,721	$51,435
Service cost	1,210	1,677	1,740
Interest cost	3,030	3,178	3,253
Plan participants’ contributions with interest	798	1,021	1,397
Amortization of actuarial (gain)\ loss	3,199	(9,011)	2,202
Benefits paid	(3,395)	(3,555)	(3,306)

Benefit obligation at end of year	54,873	50,031	56,721
Less: current portion of benefit obligation	(3,069)	(2,755)	(2,713)

Long-term benefit obligation at April 30, 2007	$51,804	$47,276	$54,008

	2007	2006	2005
Components of net periodic benefit costs:
Service cost	$1,210	$1,677	$1,740
Interest cost	3,030	3,178	3,253
Amortization of actuarial loss	—	360	187
Amortization of transition obligation	212	212	212

Net periodic benefit cost	$4,452	$5,427	$5,392

	2007	2006	2005
Weighted average assumptions
Discount rate (beginning of year)	6.25%	5.75%	6.50%
Discount rate (end of year)	5.90%	6.25%	5.75%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2007	2006	2005
Pension plan:
Benefit obligation at beginning of year	$3,098	$3,463	$3,180
Service cost	—	—	—
Interest cost	188	194	201
Actuarial loss (gain)	136	(132)	458
Benefits paid	(122)	(427)	(376)

Benefit obligation at end of year	3,300	3,098	3,463
Less: current portion of benefit obligation	(140)	(126)	(103)

Long-term benefit obligation at April 30, 2007	$3,160	$2,972	$3,360

	2007	2006	2005
Components of net periodic benefit costs
Service cost	$—	$—	$—
Interest cost	188	194	201
Amortization of actuarial gain	(95)	(86)	(150)

Net periodic benefit cost	$93	$108	$51

	2007	2006	2005
Weighted average assumptions used to determine Benefit obligations at April 30
Discount rate (beginning of year)	6.25%	5.75%	6.50%
Discount rate (end of year)	5.90%	6.25%	5.75%
Rate of compensation increase	0.00%	0.00%	0.00%

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid April 30:

	Pension Benefits	Deferred Compensation Plans
2008	$205	$3,415
2009	197	3,627
2010	204	3,983
2011	236	4,579
2012	242	4,235
Years 2013-2017	1,195	23,209

Company Owned Life Insurance (COLI)

The Company purchased COLI contracts insuring participants and former participants in the deferred compensation and pension plans. The gross CSV of these contracts of $136,462 and $128,965 is offset by

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

outstanding policy loans of $59,984 and $58,373 in the accompanying consolidated balance sheets as of April 30, 2007 and 2006, respectively. Total death benefits payable, net of loans under COLI contracts, were $221,943 and $219,270 at April 30, 2007 and 2006, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2007, COLI contracts with a net cash surrender value of $63,732 and death benefits payable, net of loans, of $136,318 were held in trust for these purposes.

8.    Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision for domestic and foreign income taxes consists of the following:

	Fiscal Year Ended April 30,
	2007	2006	2005
Current income taxes:
Federal	$18,353	$7,346	$8,608
State	6,543	1,636	3,584
Foreign	14,869	12,795	11,140

Total	39,765	21,777	23,332
Deferred income taxes:
Federal	(5,525)	(86)	(1,812)
State	(1,543)	(1,285)	(1,166)
Foreign	(2,533)	(812)	(103)

Total	(9,601)	(2,183)	(3,081)

Provision for income taxes	$30,164	$19,594	$20,251

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2007	2006	2005
Domestic	$38,008	$38,749	$27,530
Foreign	44,491	38,275	31,148

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$82,499	$77,024	$58,678

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate is attributed to the following:

	Fiscal Year Ended April 30,
	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits used	3.1	2.3	2.6
Income subject to net higher (lower) foreign tax rates	(3.9)	(1.8)	0.2
COLI increase, net	(2.6)	(2.6)	(3.6)
Repatriation of foreign earnings	1.9	2.8	—
Loss recovery	—	(2.1)	—
Effect of IRS audit	—	(11.2)	—
State income taxes, net of federal benefit	5.9	3.0	4.0
Non-deductible interest expense	0.4	0.5	—
Adjustments for contingencies and valuation allowance	(2.5)	—	(3.2)
Other	(0.7)	(0.5)	(0.5)

Effective tax rate	36.6%	25.4%	34.5%

The effective tax rate of 25.4% in the fiscal 2006 was impacted by three items not present in the other years presented. In the fourth quarter of fiscal 2006, the Company finalized an audit with the IRS, pertaining to the fiscal years 1997 to 2003. As a result of the audit, the Company booked a tax benefit of $8.6 million. This benefit was offset by an accrual that the Company made in accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes in Special Areas (“APB 23”). The Company decided to repatriate a certain portion of its previously undistributed foreign earnings. This resulted in tax expense of $2.1 million. The final item that impacted the effective tax rate was a loss recovery of $4.6 million that occurred in the Company’s third quarter of fiscal 2006. The Company realized a recovery on an investment that had previously been impaired. For tax purposes, the Company had a 100% valuation allowance on this item as it was determined to be unlikely that the Company would be able to use the resulting capital loss. The income of $4.6 million generated by the loss recovery did not result in tax expense as a result, which lowered the effective tax rate for fiscal 2006.

In fiscal 2007, the Company also made an accrual in accordance with Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes in Special Areas” (“APB 23”) to reflect the Company’s decision to repatriate an additional portion of its previously undistributed foreign earnings. This resulted in tax expense of $1.6 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2007	2006
Deferred income tax assets attributable to:
Deferred compensation	$34,928	$28,458
Allowance for doubtful accounts	1,450	1,667
Accrued liabilities and other	10,255	5,527
Property and equipment	2,589	1,961
Loss and credit carryforwards	4,327	6,809
Other	12,164	10,873

Deferred tax assets before valuation allowances	$65,713	$55,295

Deferred tax liabilities attributable to:
Property and equipment	$(63)	$(526)
Accrued liabilities and other	(2,170)	(589)
Other	(8,609)	(5,633)

Deferred tax liabilities before valuation allowances	(10,842)	(6,748)

Valuation allowances	(3,334)	(6,611)

Net deferred income tax assets	$51,537	$41,936

Certain deferred tax amounts and valuation allowances were adjusted in the current year based on differences between the prior year’s provision and related tax return filings. Changes to the valuation allowance balances run through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as of April 30:

	2007	2006
Current deferred tax assets	$10,438	$11,733
Current deferred tax liabilities	(914)	(2,064)

Current deferred tax asset, net	9,524	9,669
Non-current deferred tax asset	53,618	43,552
Non-current deferred tax liabilities	(8,271)	(4,674)
Valuation allowance	(3,334)	(6,611)

Non-current deferred tax asset, net	42,013	32,267

Net deferred tax assets	$51,537	$41,936

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

At April 30, 2007, the Company had state net operating loss carryforwards of approximately $8,497 to offset future tax liabilities. The losses attributable to the various states may be carried forward five to 20 years.

The Company has not provided for U.S. deferred income taxes on approximately $94,991 of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under APB 23, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

The Company’s income tax returns are routinely audited by the Internal Revenue Service and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters.

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

Property and equipment consists of the following:

	As of April 30,
	2007	2006
Property and equipment:
Computer equipment and software	$56,405	$51,263
Furniture and fixtures	22,359	21,024
Leasehold improvements	23,902	22,851
Automobiles	2,480	2,053

	105,146	97,191
Less: Accumulated depreciation and amortization	(79,147)	(76,658)

Property and equipment, net	$25,999	$20,533

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

10.    Convertible Mandatory Redeemable Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40.0 million and 10,000 shares of 7.5% Convertible Series A Preferred Stock at an aggregate purchase price of $10.0 million. The notes and preferred stock have priority over common stockholders. The notes and preferred stock are convertible into shares of the Company’s common stock at $10.19 per share. The Company also issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the notes and preferred stock (together “the securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the securities. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective at the beginning of the first interim period after June 15, 2003. This Statement required mandatorily redeemable instruments be classified as liabilities. The Company adopted this Statement in the first quarter of fiscal 2004 and classified its convertible mandatorily redeemable preferred stock as a liability. The Company reported its accretion on redeemable preferred stock as interest expense in fiscal 2007, 2006 and 2005.

Interest and dividends are payable semi-annually in either additional securities or cash at the option of the Company. The Company also incurred issuance costs of $4.3 million that have been deferred and were being amortized over the life of the securities as interest expense with respect to $3.4 million allocated to the notes and $0.9 million allocated to the preferred stock.

On March 7, 2007, the Company issued notice for the redemption of its 7.5% Convertible Subordinated Notes in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock in an aggregate principle price of $10 million. As of March 7, 2007, $45.6 million of the 7.5% Convertible Subordinated Notes and $11.4 million of the 7.5% Convertible Series A Preferred Stock was outstanding. The notes and preferred stock were convertible into shares of the Company’s common stock at $10.19 per share. In response to the redemption notice, the debt holder exercised its option to convert the debt pursuant to the terms of the original debt agreement. The conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the debt holder in April 2007. As of April 30, 2007 there are no outstanding amounts related to the 7.5% Convertible Subordinated Notes and 7.5% Convertible Series A Preferred Stock.

11.    Long-Term Debt

The Company’s long-term debt consists of the following:

	As of April 30,
	2007	2006
Convertible subordinated notes (Note 10)	$—	$45,147

Total long-term debt	—	45,147
Less: current maturities	—	—

Long-term debt	$—	$45,147

The Company amended their Senior Secured Revolving Credit Facility (the “Facility”) in February 2005 from Wells Fargo Bank to a $50 million borrowing capacity with no borrowing base restrictions. Borrowings under the line of credit bear interest, at management’s discretion, either at the bank’s prime rate or at the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

Eurodollar rate plus 1.25% per annum, which were 8.25% and 5.35%, respectively, at April 30, 2007. The Company pays commitment fees of 0.25% on the balance of the unused line of credit on a quarterly basis. The Facility is secured by substantially all of the Company’s assets including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio, a minimum Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”), and quick ratio. The Facility also includes customary events of default that permit the lender to accelerate the maturity of the borrowings outstanding upon the occurrence of an event of default that remains uncured after an applicable cure period. The Company had no outstanding borrowings under its Facility at April 30, 2007.

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $59,984 and $58,373 at April 30, 2007 and 2006, respectively. These borrowings are secured by the cash surrender value of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.08% to 8.00% (see Note 7).

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

A summary of the Company’s results of operations by business segment are as follows:

	Fiscal Year Ended April 30,
	2007	2006	2005
Fee revenue:
Executive recruitment:
North America	$329,065	$259,089	$225,850
EMEA	146,155	120,059	110,455
Asia Pacific	74,987	57,922	51,196
South America	17,426	15,660	10,828

Total executive recruitment	567,633	452,730	398,329
Futurestep	85,789	70,152	53,865

Total fee revenue	$653,422	$522,882	$452,194

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2007	2006	2005
Total revenue:
Executive recruitment:
North America	$348,780	$274,927	$239,460
EMEA	151,606	124,136	114,429
Asia Pacific	76,650	59,525	52,590
South America	17,912	16,357	11,385

Total executive recruitment	594,948	474,945	417,864
Futurestep	94,253	76,824	58,513

Total revenue	$689,201	$551,769	$476,377

	Fiscal Year Ended April 30,
	2007	2006	2005
Operating income (loss):
Executive recruitment:
North America	$69,815	$62,124	$53,635
EMEA	24,166	22,361	19,531
Asia Pacific	16,010	13,374	9,594
South America	1,894	2,839	1,320

Total executive recruitment	111,885	100,698	84,080
Futurestep	7,854	3,351	6,483
Corporate	(37,484)	(27,867)	(24,782)

Total operating income	$82,255	$76,182	$65,781

	Fiscal Year Ended April 30,
	2007	2006	2005
Depreciation and amortization:
Executive recruitment:
North America	$3,032	$3,271	$3,093
EMEA	2,344	3,094	2,552
Asia Pacific	1,317	961	1,213
South America	317	249	223

Total executive recruitment	7,010	7,575	7,081
Futurestep	1,502	1,179	792
Corporate	768	248	564

Total depreciation and amortization	$9,280	$9,002	$8,437

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2007	2006	2005
Identifiable assets:
Executive recruitment:
North America	$287,024	$239,935	$225,266
EMEA	123,904	103,824	87,789
Asia Pacific	75,883	62,937	49,219
South America	12,589	11,529	8,310

Total executive recruitment	499,400	418,225	370,584
Futurestep	68,841	57,355	50,293
Corporate	193,250	159,911	113,291

Total identifiable assets	$761,491	$635,491	$534,168

A summary of long-lived assets included in identifiable assets by business segment are as follows:

	As of April 30,
	2007	2006	2005
Long-lived assets:
Executive recruitment:
North America	$7,841	$6,517	$6,725
EMEA	6,184	6,490	7,992
Asia Pacific	2,685	2,766	1,963
South America	1,146	662	636

Total executive recruitment	17,856	16,435	17,316
Futurestep	4,391	2,682	679
Corporate	3,752	1,416	292

Total long-lived assets	$25,999	$20,533	$18,287

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

A summary of goodwill included in identifiable assets by business segment are as follows:

	As of April 30,
	2007	2006	2005
Goodwill
Executive recruitment:
North America	$63,767	$54,394	$50,235
EMEA	31,721	27,902	28,735
Asia Pacific	972	972	972

Total executive recruitment	96,460	83,268	79,942
Futurestep	27,808	26,216	27,072

Total goodwill	$124,268	$109,484	$107,014

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2007, 2006 or 2005.

13.    Acquisitions

The Company acquired Lominger Limited, Inc., a Minnesota corporation, and Lominger Consulting, Inc., a Minnesota corporation (together referred to as the “Lominger Entities”), as well as all of the intellectual property rights of Drs. Robert W. Eichinger and Michael M. Lombardo (the co-founders of the Lominger Entities), on August 8, 2006. The purchase price for the transaction totaled $24,400, subject to adjustment, and was preliminarily allocated as follows: $6,600 to goodwill, $18,100 to purchased intangibles, $4,500 to total assets acquired and $4,800 to total liabilities assumed. We account for goodwill and purchased intangibles in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Accordingly, the Company’s preliminary estimates of goodwill could be revised during the twelve months following the acquisition date as any necessary final purchase accounting adjustments are recorded. Actual results of operations of the Lominger Entities are included in the Company’s consolidated financial statements from August 8, 2006, the effective date of this acquisition.

The Company completed other smaller acquisitions during the year ended April 30, 2007. The aggregate purchase price for these transactions, including acquisition costs of $355, paid in cash was $3,955 and was allocated as follows: $3,720 to goodwill, $435 to total assets acquired and $200 to total liabilities assumed. Goodwill was assigned to the executive recruitment segment. The acquired consultants will also be eligible to receive earnout payments of up to $4,500 over the next five years if certain financial metrics are achieved during that period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

14.    Goodwill and Intangible Assets

Amortized intangible assets as of April 30, 2007 are comprised of the following:

	2007
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Amortized intangible assets:
Customer List	$2,900	$(121)	$2,779	18 years

Unamortized intangible assets:
Intellectual property	11,461	—	11,461	—
Trademarks	3,800	—	3,800	—

	$15,261	$—	$15,261

The Company had no amortizable intangible assets as of April 30, 2006.

Amortization expense for amortized intangible assets was $121 for the twelve months ended April 30, 2007. The Company had no amortized intangible assets as of April 30, 2006. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows:

Estimated Annual Amortization Expense
2008	$161
2009	161
2010	161
2011	161
2012 and thereafter	2,135

$2,779

All amortizable intangible assets will be fully amortized by the end of 2025.

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

	North America	EMEA	Asia Pacific	Total Executive Recruiting	Futurestep	Total
Balance as of May 1, 2005	$50,235	$28,735	$972	$79,942	$27,072	$107,014
Additions	1,049	—	—	1,049	—	1,049
Exchange rate fluctuations	3,110	(833)	—	2,277	(856)	1,421

Balance as of April 30, 2006	54,394	27,902	972	83,268	26,216	109,484
Additions	9,077	1,236	—	10,313	—	10,313
Exchange rate fluctuations	296	2,583	—	2,879	1,592	4,471

Balance as of April 30, 2007	$63,767	$31,721	$972	$96,460	$27,808	$124,268

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 30, 2007

(dollars in thousands, except per share amounts)

15.    Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2016. Total rental expense for fiscal years 2007, 2006 and 2005 amounted to $27,985, $22,357 and $20,658, respectively.

At April 30, 2007, minimum future commitments under noncancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability, as follows:

Year Ending April 30,
2008	$29,356
2009	27,065
2010	21,059
2011	14,291
2012	6,405
Thereafter	16,097

$114,273

The Company has standby letters of credit in the aggregate amount of $15,000 in conjunction with the Senior Secured Revolving Credit Facility arrangement. As of April 30, 2007, the Company has outstanding standby letters of credit of $7,852 in connection with office leases.

As of April 30, 2007 the Company has employment agreements with certain of its executive officers, with initial terms through April 2007 that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $4,225 and $4,800 prior to and following a change in control, respectively. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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