Form 10-Q
period 2007-07-31
KORN FERRY INTERNATIONAL
filed 2007-09-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007 or

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

The number of shares outstanding of our common stock as of September 5, 2007 was 48,366,885.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of July 31, 2007	As of April 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$199,576	$289,106
Marketable securities	45,752	35,161
Receivables due from clients, net of allowance for doubtful accounts of $11,644 and $9,822, respectively	130,931	107,751
Income tax and other receivables	5,889	6,357
Deferred income taxes	10,377	9,524
Prepaid expenses	17,441	16,861

Total current assets	409,966	464,760
Property and equipment, net	26,875	25,999
Cash surrender value of company owned life insurance policies, net of loans	77,356	76,478
Deferred income taxes	41,863	42,013
Goodwill	128,879	124,268
Intangible assets, net	17,934	18,040
Investments and other	10,263	9,933

Total assets	$713,136	$761,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,665	$10,383
Income taxes payable	24,875	22,432
Compensation and benefits payable	83,989	158,145
Other accrued liabilities	32,084	38,529

Total current liabilities	152,613	229,489
Deferred compensation and other retirement plans	99,703	91,360
Other liabilities	7,368	7,687

Total liabilities	259,684	328,536

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 54,183 and 52,323 shares issued and 48,336 and 47,174 shares outstanding, respectively	423,917	400,126
Retained earnings	45,903	32,344
Unearned restricted stock compensation	(39,230)	(19,567)
Accumulated other comprehensive income	23,413	20,605

Stockholders’ equity	454,003	433,508
Less: Notes receivable from stockholders	(551)	(553)

Total stockholders’ equity	453,452	432,955

Total liabilities and stockholders’ equity	$713,136	$761,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended July 31,
	2007	2006
Fee revenue	$185,353	$152,763
Reimbursed out-of-pocket engagement expenses	10,924	8,383

Total revenue	196,277	161,146
Compensation and benefits	122,986	104,437
General and administrative expenses	31,701	24,365
Out-of-pocket engagement expenses	14,127	9,707
Depreciation and amortization	2,350	2,289

Total operating expenses	171,164	140,798

Operating income	25,113	20,348
Interest and other income, net	2,730	2,432
Interest expense	1,232	2,513

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	26,611	20,267
Provision for income taxes	10,434	7,600
Equity in earnings of unconsolidated subsidiaries, net	923	996

Net income	$17,100	$13,663

Basic earnings per common share	$0.38	$0.35

Basic weighted average common shares outstanding	45,041	39,021

Diluted earnings per common share	$0.36	$0.31

Diluted weighted average common shares outstanding	47,063	46,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended July 31,
	2007	2006
Cash from operating activities:
Net income	$17,100	$13,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,350	2,289
Stock compensation expense	871	1,895
Amortization of discount on convertible securities	—	247
Loss on disposition of property and equipment	161	—
Provision for doubtful accounts	3,056	1,796
Gain on cash surrender value of life insurance policies	(863)	(60)
Realized gains on marketable securities	(17)	—
Deferred income taxes	(4,244)	(3,438)
Non-cash compensation arrangements	3,033	1,118
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	8,343	7,109
Receivables	(25,768)	(17,570)
Prepaid expenses	(580)	(2,018)
Investment in unconsolidated subsidiaries	(1,146)	(932)
Income taxes payable	16,982	2,765
Accounts payable and accrued liabilities	(92,743)	(53,813)
Other	79	(145)

Net cash used in operating activities	(73,386)	(47,094)

Cash from investing activities:
Purchase of property and equipment	(3,075)	(2,706)
Purchase of marketable securities, net	(11,022)	(5,576)
Cash paid for acquisitions, net of cash acquired	(2,800)	—
Premiums on life insurance policies	(428)	(423)
Dividends received from unconsolidated subsidiaries	888	513

Net cash used in investing activities	(16,437)	(8,192)

Cash from financing activities:
Borrowings under life insurance policies	412	312
Purchase of common stock	(17,851)	(25,871)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	14,077	5,964
Tax benefit from exercise of stock options	2,896	1,000
Receipts on stockholders’ notes	2	1

Net cash used in financing activities	(464)	(18,594)

Effect of exchange rates on cash and cash equivalents	757	1,756

Net decrease in cash and cash equivalents during the period	(89,530)	(72,124)
Cash and cash equivalents at beginning of the period	289,106	257,543

Cash and cash equivalents at end of the period	$199,576	$185,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements for the three months ended July 31, 2007 and 2006 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Annual Report”) and should be read together with the Annual Report.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition, deferred compensation and the carrying values of goodwill, other intangible assets and deferred income taxes.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible and mature within three months from the date of purchase.

Available-for-Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of July 31, 2007 and April 30, 2007. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, stock appreciation rights (“SARs”), restricted stock, and an Employee Stock Purchase Plan (“ESPP”). The Company accounts for stock-based instruments in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

The following table reflects the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31,
	2007	2006
Stock options and SARs	$719	$1,309
Restricted stock	3,025	1,530
Employee Stock Purchase Plan	141	123

Total stock-based compensation expense, pre-tax	3,885	2,962
Tax benefit from stock-based compensation expense	(1,418)	(1,224)

Total stock-based compensation expense, net of tax	$2,467	$1,738

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the option is estimated using historical data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the three months ended July 31, 2007 and 2006:

	Three Months Ended July 31,
	2007	2006
Expected volatility	44.42%	48.05%
Risk-free interest rate	4.60%	4.95%
Expected option life (in years)	4.00	4.00
Expected dividend yield	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Option Plans

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or SARs. Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period, and generally expire ten years from the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management periodically receives stock option or restricted stock grants upon commencement of employment.

Stock option and SARs information during the three months ended July 31, 2007 is as follows:

	Options (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Outstanding at April 30, 2007	4,738	$14.52
Granted	3	25.46
Exercised	(884)	14.07
Forfeited/expired	(21)	16.89

Outstanding at July 31, 2007	3,836	$14.62	5.4	$35,215

Exercisable at July 31, 2007	3,452	$14.15	5.2	$33,374

Included in the table above are 61 SARs outstanding and exercisable at July 31, 2007 with a weighted-average exercise price of $12.42. As of July 31, 2007, there was $2,757 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.2 years. For stock option awards subject to graded vesting, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended July 31,
	2007	2006
Weighted average fair value of stock options granted	$10.30	$8.62
Total fair value of stock options and SARs vested	3,605	8,819
Total intrinsic value of stock options exercised	10,693	3,423
Total intrinsic value of SARs paid	—	67

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

Information regarding our restricted stock during the three months ended July 31, 2007 is as follows:

Nonvested shares	Shares (in thousands)	Weighted- average grant date fair value
Nonvested at April 30, 2007	1,356	$19.26
Granted	903	26.17
Vested	(441)	20.24

Nonvested at July 31, 2007	1,817	$22.45

As of July 31, 2007, there was $39,230 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 3.1 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three months ended July 31, 2007 and 2006, 154 and 68 restricted stock shares totaling $4,085 and $1,328, respectively, were repurchased by the Company at the option of the employee to pay for taxes on restricted stock shares vesting in the periods.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended July 31, 2007 and 2006, employees purchased 73 shares at $22.32 per share, and 85 shares at $16.65 per share, respectively. At July 31, 2007, the plan had approximately 800 shares available for future issuance.

Common Stock

The Company issued approximately 884 and 366 common shares as a result of the exercise of stock options and 73 and 85 common shares in conjunction with the Company’s ESPP in the three months ended July 31, 2007 and 2006, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted FIN 48 as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3,500. As of the adoption date, the Company had gross unrecognized benefits of $10,700, which would impact the effective tax rate if recognized. Interest and penalties related to income tax matters are recorded to income tax expense. As of July 31, 2007, the Company accrued interest related to FIN 48 of $200. The Company’s Federal and state tax return filings remain subject to examination until 2010 and 2011, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the impact this statement will have on its results of operations and financial position.

In February, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is assessing the impact this statement will have on its results of operations and financial position.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share (“basic EPS”) was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share (“diluted EPS”) reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing adjusted net income, after assumed conversion of subordinated notes and preferred stock, by the weighted average number of common shares outstanding plus dilutive common equivalent shares. The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted EPS:

	Three Months Ended July 31,
	2007	2006
Net income (Numerator):
Net income for basic EPS	$17,100	$13,663
Interest expense on convertible securities, net of related tax effects	38	784

Net income for diluted EPS	$17,138	$14,447

Shares (Denominator):
Weighted average shares for basic EPS	45,041	39,021
Effect of:
Convertible subordinated notes	—	4,470
Convertible preferred stock	—	1,117
Warrants	146	108
Restricted stock	310	193
Stock options	1,562	1,856
Employee stock purchase plan	4	3

Adjusted weighted average shares for diluted EPS	47,063	46,768

Basic EPS	$0.38	$0.35

Diluted EPS	$0.36	$0.31

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

Total comprehensive income is as follows:

	Three Months Ended July 31,
	2007	2006
Net income	$17,100	$13,663
Foreign currency translation adjustment	3,085	1,230
Unrealized loss on marketable securities, net of taxes	(277)	(474)

Comprehensive income	$19,908	$14,419

The accumulated other comprehensive income at July 31, 2007 includes foreign currency translation adjustments, unrealized gains on marketable securities and the implementation effect of SFAS No. 158, net of taxes, of $22,399, $1,349 and ($335), respectively.

4. Deferred Compensation, Retirement Plans and Executive Capital Accumulation Plan

The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended July 31,
Components of net periodic benefit costs:	2007	2006
Service cost	$267	$303
Interest cost	835	752
Amortization of actuarial gain	(18)	13
Amortization of net transition obligation	53	53

Net periodic benefit cost	$1,137	$1,121

The Company has the Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made $12,700 in ECAP contributions in the three months ended July 31, 2007. The Company contribution vests and is expensed ratably over a four year period.

5. Business Segments

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations by business segment is as follows:

	Three Months Ended July 31,
	2007	2006
Fee revenue:
Executive recruitment:
North America	$87,314	$75,484
EMEA	44,722	34,187
Asia Pacific	22,661	18,264
South America	5,070	4,479

Total executive recruitment	159,767	132,414
Futurestep	25,586	20,349

Total fee revenue	$185,353	$152,763

	Three Months Ended July 31,
	2007	2006
Total revenue:
Executive Recruitment:
North America	$92,230	$80,764
EMEA	46,033	35,357
Asia Pacific	23,242	18,539
South America	5,186	4,677

Total executive recruitment	166,691	139,337
Futurestep	29,586	21,809

Total revenue	$196,277	$161,146

	Three Months Ended July 31,
	2007	2006
Operating income (loss):
Executive recruitment:
North America	$19,791	$17,080
EMEA	7,691	5,204
Asia Pacific	4,537	3,690
South America	661	738

Total executive recruitment	32,680	26,712
Futurestep	2,084	1,044
Corporate	(9,651)	(7,408)

Total operating income	$25,113	$20,348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,”,”may,” “will,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, reliance on information processing systems, and employment liability risk as well as the matters disclosed under the heading “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for fiscal 2007. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q.

Executive Summary

Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company,” or in the first person, “we,” “us” and “our”) is a premier provider of talent management solutions. We are the largest provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), outsourced recruitment, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in the last fiscal year were for board level, chief executive and other senior executive and general management positions. Our 4,742 clients in the last fiscal year included approximately 43% of the FORTUNE 500 companies. We have established strong client loyalty; more than 84% of the executive recruitment assignments we performed during the previous three fiscal years were on behalf of clients for whom we had conducted multiple assignments.

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

Fee revenue increased 21% in the first quarter of fiscal year 2008 to $185.4 million compared to the prior year’s first quarter with increases in all regions. The North America and Europe, the Middle East, and Africa (“EMEA”) regions experienced the largest dollar increases in fee revenue. In the first quarter of fiscal 2008, we earned an operating profit of $25.1 million with operating income from executive recruitment of $32.7 million and $2.1 million from Futurestep, offset by corporate expenses of $9.7 million. This represents an increase of 24% over the prior year’s quarterly operating income of $20.3 million.

We had no long-term debt or outstanding balance under our credit facility at July 31, 2007. Our working capital increased $22.1 million in the first quarter of 2008 to $257.4 million at July 31, 2007.

Critical Accounting Policies

The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill, intangible assets and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Fiscal 2007 Annual Report on Form 10-K.

Results of Operations

The following table summarizes the results of our operations for the three month period ended July 31, 2007 and 2006 as a percentage of fee revenue:

	Three Months Ended July 31,
	2007	2006
Fee revenue	100%	100%
Reimbursed out-of-pocket engagement expenses	6	5

Total revenue	106	105
Compensation and benefits	66	68
General and administrative expenses	17	16
Out-of-pocket engagement expenses	8	6
Depreciation and amortization	1	2

Operating income	14	13

Net income	9%	9%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended July 31,
	2007		2006
	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$87,314	47%	$75,484	50%
EMEA	44,722	24	34,187	22
Asia Pacific	22,661	12	18,264	12
South America	5,070	3	4,479	3

Total executive recruitment	159,767	86	132,414	87
Futurestep	25,586	14	20,349	13

Total fee revenue	185,353	100%	152,763	100%

Reimbursed out-of-pocket engagement expenses	10,924		8,383

Total revenue	$196,277		$161,146

	Three Months Ended July 31,
	2007		2006
	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$19,791	23%	$17,080	23%
EMEA	7,691	17	5,204	15
Asia Pacific	4,537	20	3,690	20
South America	661	13	738	17

Total executive recruitment	32,680	21	26,712	20
Futurestep	2,084	8	1,044	5
Corporate	(9,651)		(7,408)

Total operating income	$25,113	14%	$20,348	13%

Three Months Ended July 31, 2007 Compared to Three Months Ended July 31, 2006

Fee Revenue. Fee revenue increased $32.6 million, or 21%, to $185.4 million in the three month ended July 31, 2007 compared to $152.8 million in the three months ended July 31, 2006. The improvement in fee revenue is attributable mainly to an 11% increase in the number of engagements billed within executive recruitment and an increase in average fees from all regions. Exchange rates favorably impacted fee revenues by $6.2 million in the current quarter.

Executive Recruitment. Executive recruitment fee revenue increased $27.4 million, or 21%, due to an increase in the number of engagements billed, an increase in average fee and $5.2 million from the Lominger Enities (Lominger Limited, Inc and Lominger Consulting, Inc., as well as certain related intellectual property, were acquired by the Company in the second quarter of fiscal 2007). During the three months ended July 31, 2007, the number of executive recruitment engagements billed have increased by 11% as compared to the same period last year.

North America fee revenue increased $11.8 million, or 16%, to $87.3 million primarily due to a 10% increase in the number of engagements billed as well as a 5% increase in average fees as compared to last year. Overall revenue growth was driven by a more significant increase derived from the technology sector offset by a minor decline in the financial services sector.

EMEA reported fee revenue of $44.7 million, an increase of $10.5 million, or 31%, compared to $34.2 million in the same period last year. EMEA’s increase in fee revenue was driven by a 17% increase in the number of engagements billed and an increase in average fees of 12%. The performance in a new office in Turkey and improved performance in existing offices in Germany, the Netherlands, the United Kingdom and the Middle East were the primary contributors to the increase in fee revenues. The industrial and technology sectors experienced the strongest growth over the prior year. Exchange rates favorably impacted EMEA fee revenue by $4.0 million in the current quarter.

Asia Pacific fee revenue increased $4.4 million, or 24%, to $22.7 million, compared to the same period last year due to a 7% increase in the number of engagements billed and an increase in average fees of 16%. The offices of Greater China (Hong Kong, Shanghai and Beijing) and Australasia (Australia and New Zealand) contributed approximately 34% and 31%, respectively to the increase in fee revenue. The technology, consumer goods and financial services sectors each experienced growth over the prior year. Exchange rates favorably impacted fee revenue for Asia Pacific by $0.3 million in the three months ended July 31, 2007.

South America reported fee revenue of $5.1 million, an increase of $0.6 million, or 13% compared to the same period last year, of which $0.5 million is attributable to the favorable impact of exchange rates. Overall engagements billed were down 6% and average fees increased slightly within the region compared to the same period in the prior year. Fee revenues for the region in the current quarter were comparable to the prior year quarter excluding the impact of exchange rates.

Futurestep. Fee revenue increased $5.3 million, or 26%, to $25.6 million in the three months ended July 31, 2007 compared to $20.3 million in the three months ended July 31, 2006. The improvement in Futurestep’s fee revenue, reflected across all regions, is due to an increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, Asia Pacific experienced the largest increase in fee revenue of $1.8 million, or 38%, to $6.5 million reflecting increased revenue from areas including RPO and individual searches. Australia contributed approximately 60% of the increase in fee revenue. Europe fee revenue increased $1.8 million, or 23%, to $9.8 million, arising from increased business in France, Germany and Italy and a migration to larger engagements. North America fee revenue increased $1.6 million, or 21%, to $9.3 million related to growth from Canada and a $1.1 million contribution from The Newman Group acquisition in the current quarter. Exchange rates favorably impacted fee revenue by $1.4 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $18.6 million, or 18%, to $123.0 million in the three months ended July 31, 2007 from $104.4 million the three months ended July 31, 2006. The increase in compensation and benefits expenses is primarily due to increased global headcount of 656, or 20%, compared to the same period last year, including a 21% increase in the average number of consultants, coupled with increased profitability-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $3.4 million during the three months ended July 31, 2007.

Executive recruitment compensation and benefits costs of $100.2 million in the three months ended July 31, 2007 increased $14.6 million, or 17%, compared to $85.6 million in the same period of prior year primarily due to consultants hired over the past year. In the current year’s first quarter, the number of consultants increased by 50, or 11%, in the first quarter compared to the same period last year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $2.2 million. Executive recruitment compensation and benefits expenses in the three months ended July 31, 2007, decreased to 63% as a percentage of fee revenue, compared to 65% in the same period last fiscal year.

Futurestep compensation and benefits expense increased $3.0 million, or 21%, to $17.1 million from $14.1 million in the same period in the prior year due to significant investments in our employees which increased Futurestep average consultant headcount by 69% during the three months ended July 31, 2007 compared to the three months ended July 31, 2006. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.2 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, declined to 67% from 69% in the same period last year.

Corporate compensation and benefits expense increased $1.0 million, or 21%, to $5.7 million, primarily from increases in recognition of unearned deferred compensation balances in the current quarter compared to the same period in the prior year.

General and Administrative Expenses. General and administrative expenses increased $7.3 million, or 30%, to $31.7 million in the three months ended July 31, 2007 compared to $24.4 million in the three months ended July 31, 2006. Exchange rates unfavorably impacted general and administrative expenses by $0.1 million in the current quarter.

Executive recruitment general and administrative expenses increased $4.7 million, or 27%, from $17.7 million in the first quarter of fiscal year 2007 to $22.4 million in the first quarter of current fiscal year. The increase was driven by increases in premise and office expense of $2.1 million, $1.1 million in business development expenses, $1.2 million in bad debt expense and $0.7 million in realized foreign exchange losses. Increased premise and office expense was attributable to all regions due to increased rent expense, total space leased and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense increased in relation to increase in the level of business and corresponding increase in accounts receivable Executive recruitment general and administrative expenses, as a percentage of fee revenue, increased to 14% in current quarter from 13% in the same period in prior year.

Futurestep general and administrative expenses increased $1.6 million, or 40%, to $5.6 million, primarily due to an increase in premise and office expense of $0.5 million resulting from increases in rent expense noted across all regions and the opening of new offices in Europe and Asia. Other administrative expenses increased $0.5 million resulting from an increase in travel and meeting expenses. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 22% in the current quarter from 20% in the same period in prior year.

Corporate general and administrative expenses increased $1.0 million, or 37%, to $3.7 million primarily due to increased professional fees, travel and meetings and premise and office expenses related to additional office space.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. In the three month ended July 31, 2007, out-of-pocket engagement expenses of $14.1 million represent an increase of $4.4 million, or 45%, over the same period in the prior year. Out-of-pocket engagement expenses increased to 8% as a percentage of fee revenue in the three months ended July 31, 2007 compared to 6% in the three months ended July 31, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $2.4 million in the three months ended July 31, 2007 increased $0.1 million, or 4%, from the same period in the prior year. Depreciation expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion and office buildout and amortization of software costs that added new functionality in our corporate and executive search segments.

Operating Income. Operating income increased $4.8 million, or 24%, to $25.1 million in the current quarter compared to $20.3 million in the same period in fiscal year 2007, resulting from increased revenue of $35.2 million offset by a $30.3 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses in the current year.

Executive recruitment operating income increased $6.0 million, or 22%, to $32.7 million in the three months ended July 31, 2007 compared to $26.7 million in the three months ended July 31, 2006. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased premise and other general administrative expense. Executive recruitment operating income during the current quarter, as a percentage of fee revenue, was 20% and consistent with the first quarter of the prior year.

Futurestep operating income increased by $1.1 million to $2.1 million in the three months ended July 31, 2007 as compared to operating income of $1.0 million in the three months ended July 31, 2006. The increase in Futurestep operating income is primarily due to 48% increase in average fees, offset by a 15% decline in engagements billed during the three month ended July 31, 2007 compared to the same period in fiscal year 2007. Futurestep operating income, as a percentage of fee revenue, improved to 8% in the current quarter from 5% in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net increased by $0.3 million in the three months ended July 31, 2007 from $2.4 million in the three months ended July 31, 2006. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to prior year.

Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”), was $1.2 million in the three months ended July 31, 2007 compared to $2.5 million during the three months ended July 31, 2006. The decrease is primarily a result of interest expense on convertibles securities in the three months ended July 31, 2006 that was not present in the three months ended July 31, 2007 as the securities were converted into shares of the Company’s common stock in the fourth quarter of fiscal year 2007.

Provision for Income Taxes. The provision for income taxes was $10.4 million in the three months ended July 31, 2007 compared to $7.6 million in the three months ended July 31, 2006. The provision for income taxes in the current quarter reflects a 39.1% effective tax rate. The provision for income taxes for the same period in prior year reflects a 37.4% tax rate. The increase from the comparable quarter last year is a result of decreases in net operating losses that can be utilized in the current fiscal year and increases in reserves for planned cash repatriations from subsidiaries.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.9 million in the three months ended July 31, 2007 compared to $1.0 million in the same period during the last fiscal year.

Liquidity and Capital Resources

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs and/or obtain financing to meet our cash needs. There are no trends, demands or commitments that would materially affect liquidity or those that relate to the Company’s resources.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three months ended July 31, 2007, we recognized foreign currency losses, after income taxes, of $0.3 million primarily related to our North America operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $2.4 million, $4.1 million and $5.7 million, respectively, based on outstanding balances at July 31, 2007. If the U.S. dollar weakened by the same increments against Pounds Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange gain would have been $2.4 million, $4.1 million and $5.7 million, respectively, based on outstanding balances at July 31, 2007.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short-term and provide for variable market rates. As of July 31, 2007, we had no outstanding balance on our credit facility. We have $60.4 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2007 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (“Exchange Act”), Rules 13a-15(e) and 15d-15(e) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended July 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In the Annual Report Form 10-K for the period ended April 30, 2007, the Company described material risk factors facing the business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to risk factors described in our Annual Report Form 10-K for fiscal 2007.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities Issuer Purchases of Equity Securities

During the three months ended July 31, 2007, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005, June 2006 and March 2007. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1),(2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1), (2),(3)
May 1, 2007 - May 31, 2007	8,100	$23.66	8,100	$50.2 million
June 1, 2007 - June 30, 2007	183,841	$25.90	58,283	$48.7 million
July 1, 2007 - July 31, 2007	509,755	$25.30	478,257	$36.6 million

Balance as of July 31, 2007	698,696		544,640

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.
(2)	On June 8, 2006 the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program (the “2006 program”).
(3)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program (the “2007 program”)

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2008.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

31.1	Certifications by Chief Executive Office and Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date:	September 10, 2007	By:	/s/ GARY D. BURNISON
Gary D. Burnison
Chief Executive Officer and
Chief Financial Officer