Form 10-Q
period 2007-10-31
KORN FERRY INTERNATIONAL
filed 2007-12-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

The number of shares outstanding of our common stock as of December 3, 2007 was 46,645,339.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	As of October 31, 2007	As of April 30, 2007
	(unaudited)
ASSETS
Cash and cash equivalents	$166,908	$232,531
Marketable securities	75,089	91,736
Receivables due from clients, net of allowance for doubtful accounts of $12,874 and $9,822, respectively	144,803	107,751
Income tax and other receivables	7,393	6,357
Deferred income taxes	9,914	9,524
Prepaid expenses	18,219	16,861

Total current assets	422,326	464,760
Property and equipment, net	29,459	25,999
Cash surrender value of company owned life insurance policies, net of loans	80,480	76,478
Deferred income taxes	44,691	42,013
Goodwill	139,308	124,268
Intangible assets, net	15,794	18,040
Investments and other	11,763	9,933

Total assets	$743,821	$761,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,305	$10,383
Income taxes payable	24,406	22,432
Compensation and benefits payable	109,264	158,145
Other accrued liabilities	35,237	38,529

Total current liabilities	180,212	229,489
Deferred compensation and other retirement plans	104,145	91,360
Other liabilities	5,680	7,687

Total liabilities	290,037	328,536

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 54,466 and 45,453 shares issued and 46,615 and 47,174 shares outstanding, respectively	392,045	400,126
Retained earnings	63,012	32,344
Unearned restricted stock compensation	(38,251)	(19,567)
Accumulated other comprehensive income	37,527	20,605

Stockholders’ equity	454,333	433,508
Less: Notes receivable from stockholders	(549)	(553)

Total stockholders’ equity	453,784	432,955

Total liabilities and stockholders’ equity	$743,821	$761,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Fee revenue	$195,857	$155,718	$381,210	$308,481
Reimbursed out-of-pocket engagement expenses	10,967	9,069	21,891	17,452

Total revenue	206,824	164,787	403,101	325,933
Compensation and benefits	130,404	102,072	253,390	206,509
General and administrative expenses	34,212	28,260	65,913	52,625
Out-of-pocket engagement expenses	14,287	10,939	28,414	20,646
Depreciation and amortization	2,539	2,368	4,889	4,657

Total operating expenses	181,442	143,639	352,606	284,437

Operating income	25,382	21,148	50,495	41,496
Interest and other income, net	2,014	1,731	4,744	4,163
Interest expense	1,215	2,603	2,447	5,116

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	26,181	20,276	52,792	40,543
Provision for income taxes	9,966	7,484	20,400	15,084
Equity in earnings of unconsolidated subsidiaries, net	894	774	1,817	1,770

Net income	$17,109	$13,566	$34,209	$27,229

Basic earnings per common share	$0.38	$0.35	$0.76	$0.70

Basic weighted average common shares outstanding	44,529	39,018	44,785	39,019

Diluted earnings per common share	$0.37	$0.31	$0.74	$0.62

Diluted weighted average common shares outstanding	45,841	46,568	46,573	46,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended October 31,
	2007	2006
Cash from operating activities:
Net income	$34,209	$27,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,889	4,657
Stock compensation expense	1,470	3,292
Amortization of discount on convertible securities	—	491
Loss on disposition of property and equipment	125	—
Provision for doubtful accounts	6,520	4,104
Gain on cash surrender value of life insurance policies	(3,945)	(2,152)
Realized gains on marketable securities	(827)	(395)
Deferred income taxes	(6,610)	(4,817)
Non-cash compensation arrangements	6,624	3,451
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	12,785	10,286
Receivables	(44,608)	(29,269)
Prepaid expenses	(1,357)	(1,023)
Investment in unconsolidated subsidiaries	(2,256)	(1,896)
Income taxes payable	9,019	7,128
Accounts payable and accrued liabilities	(56,815)	(33,102)
Other	(2,593)	(1,665)

Net cash used in operating activities	(43,370)	(13,681)

Cash from investing activities:
Purchase of property and equipment	(8,050)	(5,951)
Proceeds from sales of marketable securities, net	19,674	22,929
Cash paid for acquisitions, net of cash acquired	(3,755)	(21,239)
Premiums on life insurance policies	(484)	(463)
Dividends received from unconsolidated subsidiaries	1,027	636

Net cash provided by (used) in investing activities	8,412	(4,088)

Cash from financing activities:
Borrowings under life insurance policies	427	277
Purchase of common stock	(54,532)	(25,924)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	14,928	13,546
Tax benefit from exercise of stock options	3,276	3,668
Receipts on stockholders’ notes	4	4

Net cash used in financing activities	(35,897)	(8,429)

Effect of exchange rates on cash and cash equivalents	5,232	(507)

Net decrease in cash and cash equivalents during the period	(65,623)	(26,705)
Cash and cash equivalents at beginning of the period	232,531	211,768

Cash and cash equivalents at end of the period	$166,908	$185,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

(in thousands, except per share amounts)

1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements for the three and six months ended October 31, 2007 and 2006 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Annual Report”) and should be read together with the Annual Report.

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

Available-for-Sale Securities

The Company considers its marketable securities as available-for-sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of October 31, 2007 and April 30, 2007. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

As of October 31, 2007 and April 30, 2007, the Company’s marketable securities included $52.5 million and $35.2 million, respectively, held in trust for settlement of the Company’s obligations under its Executive Capital Accumulation Plan (“ECAP”). See additional discussion in Footnote 4, Deferred Compensation, Retirement Plans and Executive Capital Accumulation Plan.

A portion of our marketable securities consist of auction rate securities. These investments, which have original maturities beyond one year, are classified as current in the accompanying balance sheets based on their highly liquid nature and because these securities represent the investment of cash that is available for current operations. As of October 31, 2007, we concluded that it was appropriate to classify certain of our investments previously classified as cash and cash equivalents as marketable securities. To conform to the current period presentation, we have reclassified $56.6 million from cash and cash equivalents to marketable securities as of April 30, 2007.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

(in thousands, except per share amounts)

The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended October 31, 2007 and 2006:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Stock options and SARs	$308	$1,468	$1,027	$2,777
Restricted stock	3,814	2,141	6,839	3,671
Employee Stock Purchase Plan	133	109	274	232

Total stock-based compensation expense, pre-tax	4,255	3,718	8,140	6,680
Tax benefit from stock-based compensation expense	(1,553)	(1,403)	(2,971)	(2,627)

Total stock-based compensation expense, net of tax	$2,702	$2,315	$5,169	$4,053

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the option is estimated using historical data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the six months ended October 31, 2007 and 2006:

	Six Months Ended October 31,
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

Stock option and SARs information during the six months ended October 31, 2007 is as follows:

	Options (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual life (Yrs)	Aggregate intrinsic value
Outstanding at April 30, 2007	4,738	$14.52
Granted	3	25.46
Exercised	(986)	13.48
Forfeited/expired	(34)	18.01

Outstanding at October 31, 2007	3,721	$14.78	5.2	$18,985

Exercisable at October 31, 2007	3,375	$14.36	5.0	$18,732

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

(in thousands, except per share amounts)

Included in the table above are 61 SARs outstanding and exercisable at October 31, 2007 with a weighted-average exercise price of $12.42. As of October 31, 2007, there was $2,148 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.4 years. For stock option awards subject to graded vesting, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Weighted average fair value of stock options granted	$—	$9.26	$10.30	$8.98
Total fair value of stock options and SARs vested	329	651	3,934	9,470
Total intrinsic value of stock options exercised	1,083	7,776	11,776	11,199
Total intrinsic value of SARs paid	—	95	—	162

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

Information regarding our restricted stock during the six months ended October 31, 2007 is as follows:

Nonvested shares	Shares (in thousands)	Weighted- average grant date fair value
Nonvested at April 30, 2007	1,356	$19.26
Granted	1,084	24.98
Vested	(472)	19.39
Forfeited	(11)	23.38

Nonvested at October 31, 2007	1,957	$22.37

As of October 31, 2007, there was $38,251 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a weighted-average period of 3 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and six months ended October 31, 2007, four and 158 restricted stock shares totaling $60 and $4,145, respectively, were repurchased by the Company at the option of the employee to pay for taxes on restricted stock shares vesting in the periods. In the three and six months ended October 31, 2006, two and 70 restricted shares totaling $53 and $1,381, respectively, were repurchased to pay for taxes on restricted stock shares vesting in the periods.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

(in thousands, except per share amounts)

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the six months ended October 31, 2007 and 2006, employees purchased 73 shares at $22.32 per share, and 85 shares at $16.65 per share, respectively. At October 31, 2007, the plan had approximately 800 shares available for future issuance.

Common Stock

The Company issued approximately 102 and 986 common shares as a result of the exercise of stock options and 73 common shares in conjunction with the Company’s ESPP in the three and six months ended October 31, 2007, respectively. The Company issued approximately 729 and 1,095 common shares as a result of the exercise of stock options and 85 common shares in conjunction with the Company’s ESPP in the three and six months ended October 31, 2006, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted FIN 48 as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3,500. As of October 31, 2007, the Company had gross unrecognized benefits of $10,700, which would impact the effective tax rate if recognized. Interest and penalties related to income tax matters are recorded to income tax expense. As of October 31, 2007, the Company accrued interest related to FIN 48 of $300. The Company’s Federal and state tax return filings remain subject to examination until 2010 and 2011, respectively.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net income (Numerator):
Net income for basic EPS	$17,109	$13,566	34,209	$27,229
Interest expense on convertible securities, net of related tax effects	36	785	73	1,570

Net income for diluted EPS	$17,145	$14,351	$34,282	$28,799

Shares (Denominator):
Weighted average shares for basic EPS	44,529	39,018	44,785	39,019
Effect of:
Convertible subordinated notes	—	4,470	—	4,470
Convertible preferred stock	—	1,117	—	1,117
Warrants	109	117	129	113
Restricted stock	158	134	298	165
Stock options	1,038	1,709	1,347	1,781
Employee stock purchase plan	7	3	14	2

Adjusted weighted average shares for diluted EPS	45,841	46,568	46,573	46,667

Basic EPS	$0.38	$0.35	$0.76	$0.70

Diluted EPS	$0.37	$0.31	$0.74	$0.62

Assumed exercises or conversions have been excluded in computing the diluted EPS when their inclusion would be anti-dilutive.

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Net income	$17,109	$13,566	$34,209	$27,229
Foreign currency translation adjustment	12,478	(659)	15,563	571
Unrealized loss on marketable securities, net of taxes	1,636	683	1,359	209

Comprehensive income	$31,223	$13,590	$51,131	$28,009

The accumulated other comprehensive income at October 31, 2007 includes foreign currency translation adjustments, unrealized gains on marketable securities and the implementation effect of SFAS No. 158, net of taxes, of $34,877, $2,985 and ($335), respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

(in thousands, except per share amounts)

4. Deferred Compensation, Retirement Plans and Executive Capital Accumulation Plan

The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
Components of net periodic benefit costs:	2007	2006	2007	2006
Service cost	$267	$303	$534	$606
Interest cost	835	752	1,670	1,504
Amortization of actuarial gain	(18)	13	(36)	26
Amortization of net transition obligation	53	53	106	106

Net periodic benefit cost	$1,137	$1,121	$2,274	$2,242

The Company has the Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made $2,100 and $14,800 in ECAP contributions in the three and six months ended October 31, 2007, respectively. The Company contribution vests and is expensed ratably over a four year period.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

(in thousands, except per share amounts)

A summary of the Company’s results of operations by business segment is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Fee revenue:
Executive recruitment:
North America	$94,862	$80,006	$182,176	$155,490
EMEA	42,058	32,819	86,780	67,006
Asia Pacific	24,656	18,297	47,317	36,561
South America	7,497	3,987	12,567	8,466

Total executive recruitment	169,073	135,109	328,840	267,523
Futurestep	26,784	20,609	52,370	40,958

Total fee revenue	$195,857	$155,718	$381,210	$308,481

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Total revenue:
Executive Recruitment:
North America	$100,163	$84,954	$192,393	$165,718
EMEA	43,439	34,536	89,472	69,893
Asia Pacific	25,248	18,609	48,490	37,148
South America	7,606	4,116	12,792	8,793

Total executive recruitment	176,456	142,215	343,147	281,552
Futurestep	30,368	22,572	59,954	44,381

Total revenue	$206,824	$164,787	$403,101	$325,933

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Operating income (loss):
Executive recruitment:
North America	$21,388	$16,778	$41,179	$33,858
EMEA	6,064	6,191	13,755	11,395
Asia Pacific	4,614	3,297	9,151	6,987
South America	884	360	1,545	1,098

Total executive recruitment	32,950	26,626	65,630	53,338
Futurestep	1,532	1,845	3,616	2,889
Corporate	(9,100)	(7,323)	(18,751)	(14,731)

Total operating income	$25,382	$21,148	$50,495	$41,496

6. Acquisitions

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

The purchase accounting for the Lominger Entities was completed in the three months ended October 31, 2007. The final purchase price allocation was $8,700 to goodwill, $16,000 to purchased intangibles, $4,500 to total assets acquired and $4,800 to

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS—(Continued)

(in thousands, except per share amounts)

total liabilities assumed. The adjustments to the preliminary purchase price allocation resulted in a reclassification of $2,100 from purchased intangibles to goodwill on the consolidated balance sheet as of October 31, 2007.

We account for goodwill and purchased intangibles in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Actual results of operations of the Lominger Entities are included in our condensed consolidated financial statements from August 8, 2006, the effective date of this acquisition.

7. Subsequent Events

On November 2, 2007, the Board of Directors approved the repurchase of an additional $50,000 of the Company’s common stock under a common stock repurchase program. Under this repurchase program, shares can be repurchased in the open market or privately negotiated transactions at the Company’s discretion. The $50,000 is in addition to the March 6, 2007, June 8, 2006 and December 7, 2005 amounts previously approved for $50,000, $25,000 and $50,000, respectively. As of October 31, 2007, the Company had used all of the $125,000 of share repurchase funds authorized by the Board of Directors in March 2007, June 2006 and December 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,”, “may,” “will,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, reliance on information processing systems, and employment liability risk as well as the matters disclosed under the heading “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for fiscal 2007. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q.

Executive Summary

Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company,” or in the first person, “we,” “us” and “our”) is a premier provider of talent management solutions. We are the largest provider of executive recruitment, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment and outsourced recruitment (through Futurestep), leadership development solutions and executive coaching. Over half of the executive recruitment engagements we performed in the last fiscal year were for board level, chief executive or other senior executive and general management positions. Our 4,742 clients in the last fiscal year included approximately 43% of the FORTUNE 500 companies. We have established strong client loyalty; more than 84% of the executive recruitment assignments we performed during the previous three fiscal years were on behalf of clients for whom we had conducted multiple assignments.

In an effort to maintain our long-term strategy of being the leading provider of executive recruitment, middle-management recruitment, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2008 will center upon increasing market share and further enhancing the cross-selling of our multi-product strategy. We will continue to address areas of increasing client demand, including Recruitment Process Outsourcing (“RPO”) and Leadership Development Solutions (“LDS”). We will explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 26% in the second quarter of fiscal year 2008 to $195.9 million compared to the prior year’s second quarter with increases in all regions. The North America and Europe, the Middle East, and Africa (“EMEA”) regions experienced the largest dollar increases in fee revenue. In the second quarter of fiscal 2008, we earned an operating profit of $25.4 million with operating income from executive recruitment of $33.0 million and $1.5 million from Futurestep, offset by corporate expenses of $9.1 million. This represents an increase of 20% over the prior year’s quarterly operating income of $21.1 million.

We had no long-term debt or outstanding balance under our credit facility at October 31, 2007. Our working capital increased $6.8 million in the first six months of fiscal year 2008 to $242.1 million at October 31, 2007.

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

Results of Operations

The following table summarizes the results of our operations for the three and six month periods ended October 31, 2007 and 2006 as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2007	2006	2007	2006
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.6	5.8	5.7	5.7

Total revenue	105.6	105.8	105.7	105.7
Compensation and benefits	66.6	65.5	66.5	66.9
General and administrative expenses	17.5	18.1	17.3	17.1
Out-of-pocket engagement expenses	7.3	7.0	7.5	6.7
Depreciation and amortization	1.2	1.6	1.2	1.5

Operating income	13.0	13.6	13.2	13.5

Net income	8.7%	8.7%	9.0%	8.8%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended October 31,				Six Months Ended October 31,
	2007		2006		2007			2006
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$94,862	48.4%	$80,006	51.4%	$182,176	47.8%	$155,490	50.4%
EMEA	42,058	21.5	32,819	21.0	86,780	22.8	67,006	21.7
Asia Pacific	24,656	12.6	18,297	11.8	47,317	12.4	36,561	11.9
South America	7,497	3.8	3,987	2.6	12,567	3.3	8,466	2.7

Total executive recruitment	169,073	86.3	135,109	86.8	328,840	86.3	267,523	86.7
Futurestep	26,784	13.7	20,609	13.2	52,370	13.7	40,958	13.3

Total fee revenue	195,857	100.0%	155,718	100.0%	381,210	100.0%	308,481	100.0%

Reimbursed out-of-pocket engagement expenses	10,967		9,069		21,891		17,452

Total revenue	$206,824		$164,787		$403,101		$325,933

	Three Months Ended October 31,				Six Months Ended October 31,
	2007		2006		2007		2006
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$21,388	22.5%	$16,778	21.0%	$41,179	22.6%	$33,858	21.8%
EMEA	6,064	14.4	6,191	18.9	13,755	15.9	11,395	17.0
Asia Pacific	4,614	18.7	3,297	18.0	9,151	19.3	6,987	19.1
South America	884	11.8	360	9.0	1,545	12.3	1,098	13.0

Total executive recruitment	32,950	19.5	26,626	19.7	65,630	20.0	53,338	19.9
Futurestep	1,532	5.7	1,845	9.0	3,616	6.9	2,889	7.1
Corporate	(9,100)		(7,323)		(18,751)		(14,731)

Total operating income	$25,382	13.0%	$21,148	13.6%	$50,495	13.2%	$41,496	13.5%

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Fee Revenue. Fee revenue increased $40.2 million, or 26%, to $195.9 million in the three months ended October 31, 2007 compared to $155.7 million in the three months ended October 31, 2006. The improvement in fee revenue is attributable mainly to an 11% increase in the number of engagements billed within executive recruitment and a 22%, or $31.9 million, increase in average fees from all regions. Exchange rates favorably impacted fee revenues by $8.3 million in the current quarter.

Executive Recruitment. Executive recruitment fee revenue increased $34.0 million, or 25%, to $169.1 million due to an increase in the number of engagements billed, an increase in average fees and $2.6 million from the Lominger Entities (Lominger Limited, Inc and Lominger Consulting, Inc., as well as certain related intellectual property, were acquired by the Company in the second quarter of fiscal 2007). During the three months ended October 31, 2007, the number of executive recruitment engagements billed have increased by 11% as compared to the same period last year.

North America fee revenue increased $14.9 million, or 19%, to $94.9 million primarily due to an 11% increase in the number of engagements billed as well as a 6% increase in average fees as compared to last year. Overall revenue growth was driven by an increase of $6.1 million derived from the industrial sector offset by a decline in the consumer goods and technology sectors of $1.4 million and $0.7 million, respectively. Exchange rates favorably impacted the revenue for North America by $0.8 million in the current quarter.

EMEA reported fee revenue of $42.0 million, an increase of $9.2 million, or 28%, compared to $32.8 million in the same period last year. EMEA’s increase in fee revenue was driven by an 11% increase in the number of engagements billed and an increase in average fees of 16%. The improved performance in existing offices in France, Germany, Norway, Switzerland, and the United Kingdom were the primary contributors to the increase in fee revenues. The financial services and consumer goods sectors experienced the largest increase in fee revenue over the prior year. Exchange rates favorably impacted EMEA fee revenue by $3.5 million in the current quarter.

Asia Pacific fee revenue increased $6.4 million, or 35%, to $24.7 million, compared to the same period last year due to a 10% increase in the number of engagements billed and an increase in average fees of 22%. Australia, India, and the offices of Greater China (Hong Kong, Shanghai and Beijing) contributed approximately 44%, 29%, and 27%, respectively, to the increase in fee revenue. The financial services and industrial sectors experienced the largest fee revenue increase over the prior year. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.4 million in the three months ended October 31, 2007.

South America reported fee revenue of $7.5 million, an increase of $3.5 million, or 88%, compared to the same period last year, of which $0.8 million is attributable to the favorable impact of exchange rates. Overall engagements billed were up 12% and average fees increased 69% within the region compared to the same period in the prior year. The improved performance in existing offices in Brazil and Colombia were the primary contributors to the increase in fee revenue over the prior year.

Futurestep. Fee revenue increased $6.2 million, or 30%, to $26.8 million in the three months ended October 31, 2007 compared to $20.6 million in the three months ended October 31, 2006. The improvement in Futurestep’s fee revenue, reflected across all regions, is due to an increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $2.6 million, or 34%, to $10.3 million related to growth from Canada and the United States. Asia fee revenue increased $1.9 million, or 37%, to

$7.1 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue increased $1.6 million, or 21%, to $9.4 million, arising from increased business in France, Germany and Belgium and a migration to larger engagements offset by a decrease in the United Kingdom. Exchange rates favorably impacted fee revenue by $1.8 million in the current quarter.

Compensation and Benefits. Compensation and benefits expense increased $28.3 million, or 28%, to $130.4 million in the three months ended October 31, 2007 from $102.1 million in the three months ended October 31, 2006. The increase in compensation and benefits expenses is primarily due to a 22% increase in global headcount, compared to the same period last year, including a 19% increase in the average number of consultants, coupled with increased revenue-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $5.6 million during the three months ended October 31, 2007.

Executive recruitment compensation and benefits costs of $106.5 million in the three months ended October 31, 2007 increased $22.4 million, or 27%, compared to $84.1 million in the same period of prior year primarily due to consultants hired over the past year. In the current year’s second quarter, the average number of consultants increased by 40, or 8%, compared to the same period last year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $4.4 million. Executive recruitment compensation and benefits expenses in the three months ended October 31, 2007 increased to 63% as a percentage of fee revenue, compared to 62% in the same period last fiscal year.

Futurestep compensation and benefits expense increased $5.1 million, or 38%, to $18.6 million from $13.5 million in the same period in the prior year due to significant investments in our employees which increased Futurestep average consultant headcount by 81% during the three months ended October 31, 2007 compared to the three months ended October 31, 2006. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.1 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 70% from 65% in the same period last year.

Corporate compensation and benefits expense increased $0.8 million, or 18%, to $5.3 million primarily from increases in recognition of unearned deferred compensation balances in the current quarter compared to the same period in the prior year.

General and Administrative Expenses. General and administrative expenses increased $5.9 million, or 21%, to $34.2 million in the three months ended October 31, 2007 compared to $28.3 million in the three months ended October 31, 2006. Exchange rates unfavorably impacted general and administrative expenses by $1.7 million in the current quarter.

Executive recruitment general and administrative expenses increased $3.8 million, or 18%, from $21.1 million in the second quarter of fiscal year 2007 to $24.9 million in the second quarter of current fiscal year. The increase was driven by increases in premise and office expense of $1.7 million, $1.1 million in business development expenses, $0.6 million in bad debt expense, and $0.3 million in realized foreign exchange losses. Increased premise and office expense was attributable to all regions due to increased rent expense, total space leased and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense increased in relation to increase in the level of business and corresponding increase in revenues and accounts receivable balances. Executive recruitment general and administrative expenses, as a percentage of fee revenue, decreased to 15% in current quarter from 16% in the same period in prior year.

Futurestep general and administrative expenses increased $1.3 million, or 30%, to $5.7 million primarily due to an increase in premise and office expense of $0.4 million, and bad debt expenses of $0.5 million. Increases in premise and office expense resulted from increase in rent expense noted across all regions and the opening of new offices in Europe and Asia. Futurestep general and administrative expenses, as a percentage of fee revenue, remained constant at 21% in the current quarter as in the comparable period in prior year.

Corporate general and administrative expenses increased $0.8 million, or 30%, to $3.6 million primarily due to increased professional fees, travel and meetings and premise and office expenses related to additional office space.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. In the three months ended October 31, 2007, out-of-pocket engagement expenses of $14.3 million represent an increase of $3.4 million, or 31%, over the same period in the prior year. Out-of-pocket engagement expenses as a percentage of fee revenue was unchanged at 7% in the three months ended October 31, 2007 and 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $2.5 million in the three months ended October 31, 2007 increased $0.1 million, or 4%, from the same period in the prior year. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office buildout and amortization of software costs that added new functionality in our corporate and executive search segments.

Operating Income. Operating income increased $4.3 million, or 20%, to $25.4 million in the current quarter compared to $21.1 million in the same period in fiscal year 2007, resulting from increased revenue of $42.0 million offset by a $37.7 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses, in the current year.

Executive recruitment operating income increased $6.4 million, or 24%, to $33.0 million in the three months ended October 31, 2007 compared to $26.6 million in the three months ended October 31, 2006. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased premise and other general administrative expense. The Lominger Entities contributed $1.3 million, or 20%, of the total increase for the segment during the quarter. Executive recruitment operating income during the current quarter, as a percentage of fee revenue, was 19% in the current quarter compared to 20% in the second quarter of the prior year.

Futurestep operating income decreased by $0.3 million to $1.5 million in the three months ended October 31, 2007 as compared to operating income of $1.8 million in the three months ended October 31, 2006. The decrease in Futurestep operating income is primarily due to 30% increase in average fees offset by 38% increase in compensation expense and 31% increase in general and administrative expenses during the three month ended October 31, 2007 compared to the same period in fiscal year 2007. Futurestep operating income, as a percentage of fee revenue, declined to 6% in the current quarter from 9% in the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net increased by $0.3 million in the three months ended October 31, 2007 from $1.7 million in the three months ended October 31, 2006. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to prior year.

Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”) and convertible securities, was $1.2 million in the three months ended October 31, 2007 compared to $2.6 million during the three months ended October 31, 2006. The decrease is primarily a result of interest expense on convertible securities in the three months ended October 31, 2006 that was not present in the three months ended October 31, 2007 as the securities were converted into shares of the Company’s common stock in the fourth quarter of fiscal year 2007.

Provision for Income Taxes. The provision for income taxes was $10.0 million in the three months ended October 31, 2007 compared to $7.5 million in the three months ended October 31, 2006. The provision for income taxes in the current quarter reflects a 38% effective tax rate. The provision for income taxes for the same period in prior year reflects a 37% effective tax rate. The increase from the comparable quarter last year is a result of decreases in net operating losses that can be utilized in the current fiscal year and increases in reserves for planned cash repatriations from subsidiaries.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.9 million in the three months ended October 31, 2007 compared to $0.8 million in the same period during the last fiscal year.

Six Months Ended October 31, 2007 Compared to Six Months Ended October 31, 2006

Fee Revenue. Fee revenue increased $72.7 million, or 24%, to $381.2 million in the six months ended October 31, 2007 compared to $308.5 million in the six months ended October 31, 2006. The improvement in fee revenue is attributable mainly to an 11% increase in the number of engagements billed within executive recruitment and an 18%, or $30.9 million, increase in average fees from all regions. Exchange rates favorably impacted fee revenues by $14.4 million in the current year.

Executive Recruitment. Executive recruitment fee revenue increased $61.3 million, or 23%, to $328.8 million due to an increase in the number of engagements billed, and a 15% increase in average fees, and $7.8 million from the Lominger Entities. During the six months ended October 31, 2007, the number of executive recruitment engagements billed have increased by 11% as compared to the same period last year.

North America fee revenue increased $26.7 million, or 17%, to $182.2 million primarily due to an 11% increase in the number of engagements billed as well as a 6% increase in average fees as compared to last year. Overall revenue growth was driven by a more significant increase derived from the technology and industrial sectors offset by a decline in the consumer goods and financial services sectors. Exchange rates favorably impacted the revenue for North America by $1.1 million in the current year.

EMEA reported fee revenue of $86.8 million, an increase of $19.8 million, or 30%, compared to $67.0 million in the same period last year. EMEA’s increase in fee revenue was driven by a 14% increase in the number of engagements billed and an increase in average fees of 14%. The improved performance in existing offices in Germany, the Netherlands and the United Kingdom were the primary contributors to the increase in fee revenues. The financial services, technology and consumer goods sectors experienced the strongest growth over the prior year. Exchange rates favorably impacted EMEA fee revenue by $6.6 million in the current year.

Asia Pacific fee revenue increased $10.7 million, or 29%, to $47.3 million, compared to the same period last year due to a 12% increase in the number of engagements billed and an increase in average fees of 16%. Australasia (Australia and New Zealand), the offices of Greater China (Hong Kong, Shanghai and Beijing), and India contributed approximately 40%, 30%, and 25%, respectively, to the increase in fee revenue. The financial services, technology, and consumer sectors experienced the largest increase in fee revenue over the same period in the prior year. Exchange rates favorably impacted fee revenue for Asia Pacific by $2.3 million in the six months ended October 31, 2007.

South America reported fee revenue of $12.6 million, an increase of $4.1 million, or 48%, compared to the same period last year, of which $1.3 million is attributable to the favorable impact of exchange rates. Overall engagements billed increased 2% and average fees increased 45% within the region compared to the same period in the prior year. The improved performance in existing offices in Brazil and Colombia were the primary contributors to the increase in fee revenue over the prior year.

Futurestep. Fee revenue increased $11.4 million, or 28%, to $52.4 million in the six months ended October 31, 2007 compared to $41.0 million in the six months ended October 31, 2006. The improvement in Futurestep’s fee revenue, reflected across all regions, is due to a 52% increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions, partially offset by a 15% decline in number of engagements billed. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $4.2 million, or 27%, to $19.6 million related to growth from Canada and the United States. Asia fee revenue increased $3.7 million, or 37%, to $13.6 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue increased $3.5 million, or 22%, to $19.2 million, arising from increased business in France, Germany, Belgium and Italy and a migration to larger engagements offset by a decrease in Norway. Exchange rates favorably impacted fee revenue by $3.2 million in the first six months of current year.

Compensation and Benefits. Compensation and benefits expense increased $46.9 million, or 23%, to $253.4 million in the six months ended October 31, 2007 from $206.5 million the six months ended October 31, 2006. The increase in compensation and benefits expenses is primarily due to a 22% increase in global headcount compared to the same period last year, including a 21% increase in the average number of consultants, coupled with increased revenue-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $9.4 million during the six months ended October 31, 2007.

Executive recruitment compensation and benefits costs of $206.7 million in the six months ended October 31, 2007 increased $37.0 million, or 22%, compared to $169.7 million in the same period of prior year primarily due to consultants hired over the past year. During the six months ended October 31, 2007, the average number of consultants increased by 45, or 10%, compared to the same period last year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $7.4 million. Executive recruitment compensation and benefits expenses as a percentage of fee revenue in the six months ended October 31, 2007, was 63%, and similar to the same period last fiscal year.

Futurestep compensation and benefits expense increased $8.1 million, or 29%, to $35.7 million from $27.6 million in the same period in the prior year due to significant investments in our employees which increased Futurestep’s average consultant headcount by 91% during the six months ended October 31, 2007 compared to the six months ended October 31, 2006. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $2.0 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 68% in the six months ended October 31, 2007 and 2006.

Corporate compensation and benefits expense increased $1.8 million, or 20%, to $10.9 million, primarily from increases in recognition of unearned deferred compensation balances in the current year compared to the same period in the prior year.

General and Administrative Expenses. General and administrative expenses increased $13.3 million, or 25%, to $65.9 million in the six months ended October 31, 2007 compared to $52.6 million in the six months ended October 31, 2006. Exchange rates unfavorably impacted general and administrative expenses by $2.9 million in the current year.

Executive recruitment general and administrative expenses increased $8.5 million, or 22%, from $38.9 million during the six months ended October 31, 2006 to $47.4 million in the current fiscal year. The increase was driven by increases in premise and office expense of $3.9 million, $2.2 million in business development expenses, $1.8 million in bad debt expense and $1.0 million in realized foreign exchange losses. Increased premise and office expense was attributable to all regions due to increased rent expense, total space leased and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense increased in relation to an increase in the level of business and corresponding increase in revenues and accounts receivable balances. Executive recruitment general and administrative expenses, as a percentage of fee revenue, declined to 14% in current year from 15% in the same period in the prior year.

Futurestep general and administrative expenses increased $2.9 million, or 35%, to $11.3 million, primarily due to an increase in premise and office expense of $0.9 million resulting from increases in rent expense noted across all regions and the opening of new offices in Europe and Asia. Other administrative expenses increased $0.5 million resulting from an increase in travel and meeting expenses. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 22% in the current year from 21% in the same period in the prior year.

Corporate general and administrative expenses increased $1.8 million, or 33%, to $7.2 million primarily due to increased professional fees, travel and meetings and premise and office expenses related to additional office space.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. In the six months ended October 31, 2007, out-of-pocket engagement expenses of $28.4 million represent an increase of $7.8 million, or 38%, over the same period in the prior year. Out-of-pocket engagement expenses increased to 8% as a percentage of fee revenue in the six months ended October 31, 2007 compared to 6% in the six months ended October 31, 2006.

Depreciation and Amortization Expenses. Depreciation and amortization expense of $4.9 million in the six months ended October 31, 2007 increased $0.2 million, or 4%, from the same period in the prior year. Depreciation expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build-out and amortization of software costs that added new functionality in our corporate and executive search segments.

Operating Income. Operating income increased $9.0 million, or 22%, to $50.5 million in the six months ended October 31, 2007 compared to $41.5 million in the same period in the prior year, resulting from increased revenue of $77.2 million offset by a $68.2 million increase in operating expenses, primarily compensation and benefits and general and administrative expenses, in the current year.

Executive recruitment operating income increased $12.3 million, or 23%, to $65.6 million in the six months ended October 31, 2007 compared to $53.3 million in the six months ended October 31, 2006. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts, as discussed previously, as well as increased premise and other general administrative expense. The Lominger Entities contributed $2.7 million, or 22%, of the total increase for the segment during the current year. Executive recruitment operating income as a percentage of fee revenue was 20% in the six months ended October 31, 2007 and October 31, 2006.

Futurestep operating income increased by $0.7 million to $3.6 million in the six months ended October 31, 2007 as compared to operating income of $2.9 million in the six months ended October 31, 2006. The increase in Futurestep operating income is primarily due to a 52% increase in average fees during the six months ended October 31, 2007 compared to the same period in fiscal year 2007. Futurestep operating income, as a percentage of fee revenue, was 7% and remained unchanged in the current year compared to the same period last year.

Interest Income and Other Income, Net. Interest income and other income, net increased by $0.5 million in the six months ended October 31, 2007 from $4.2 million in the six months ended October 31, 2006. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to prior year.

Interest Expense. Interest expense, primarily related to borrowings under COLI and convertible securities, was $2.4 million in the six months ended October 31, 2007 compared to $5.1 million during the six months ended October 31, 2006. The decrease is primarily a result of interest expense on convertible securities in the six months ended October 31, 2006 that was not present in the six months ended October 31, 2007 as the securities were converted into shares of the Company’s common stock in the fourth quarter of fiscal year 2007.

Provision for Income Taxes. The provision for income taxes was $20.4 million in the six months ended October 31, 2007 compared to $15.1 million in the six months ended October 31, 2006. The provision for income taxes in the current year reflects a 39% effective tax rate. The provision for income taxes for the same period in prior year reflects a 37% effective tax rate. The increase from the comparable period last year is a result of decreases in net operating losses that can be utilized in the current fiscal year and increases in reserves for planned cash repatriations from subsidiaries.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $1.8 million in the six months ended October 31, 2007 and October 31, 2006.

Liquidity and Capital Resources

We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs and/or obtain financing to meet our cash needs. We are not aware of any trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

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

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of comprehensive income on our consolidated Statement of Stockholders’ Equity and accumulated other comprehensive income on our consolidated Balance Sheets.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three and six months ended October 31, 2007, we recognized foreign currency losses, after income taxes, of $0.3 million and $0.6 million, respectively, primarily related to our North America operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $2.0 million, $3.3 million and $4.6 million, respectively, based on outstanding balances at October 31, 2007. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $2.0 million, $3.3 million and $4.6 million, respectively, based on outstanding balances at October 31, 2007.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short-term and provide for variable market rates. As of October 31, 2007, we had no outstanding balance on our credit facility. We have $60.4 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2007 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

During the fiscal quarter ended October 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation both as plaintiff and defendant, relating to claims arising out of our operations that is ordinary, routine litigation incidental to the business. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

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

During the three months ended October 31, 2007, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005, June 2006 and March 2007. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

	Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of a Publicly- Announced Program (1),(2),(3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1),(2),(3)
August 1, 2007 - August 31, 2007	289,900	$22.28	289,900	$30.2 million
September 1, 2007 - September 30, 2007	872,932	$17.14	869,399	$15.3 million
October 1, 2007 - October 31, 2007	830,535	$18.21	830,535	$—

Balance as of October 31, 2007	1,993,367		1,989,834

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(2)	On June 8, 2006 the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program (the “2006 program”).

(3)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program (the “2007 program”)

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the second quarter of fiscal 2008.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Employment Agreement between the Company and Stephen J. Giusto dated as of October 10, 2007.

10.2	Form of Notice of Director Restricted Stock Unit Award and Form of Director Restricted Stock Unit Award Agreement.

31.1	Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

Date: December 10, 2007	By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto
Executive Vice President and Chief Financial Officer