Form 10-Q
period 2008-01-31
KORN FERRY INTERNATIONAL
filed 2008-03-11
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of March 7, 2008 was 46,388,043.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of	As of
	January 31,	April 30,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$223,654	$232,531
Marketable securities	74,691	91,736
Receivables due from clients, net of allowance for doubtful accounts of $14,062 and $9,822, respectively	139,965	107,751
Income tax and other receivables	5,987	6,357
Deferred income taxes	10,074	9,524
Prepaid expenses	18,864	16,861

Total current assets	473,235	464,760
Property and equipment, net	31,138	25,999
Cash surrender value of company owned life insurance policies, net of loans	79,458	76,478
Deferred income taxes	46,065	42,013
Goodwill	139,392	124,268
Intangible assets, net	15,638	18,040
Investments and other	10,736	9,933

Total assets	$795,662	$761,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,104	$10,383
Income taxes payable	24,468	22,432
Compensation and benefits payable	148,387	158,145
Other accrued liabilities	35,385	38,529

Total current liabilities	220,344	229,489
Deferred compensation and other retirement plans	104,144	91,360
Other liabilities	5,831	7,687

Total liabilities	330,319	328,536

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 54,226 and 52,323 shares issued and 46,374 and 47,174 shares outstanding, respectively	388,370	400,126
Retained earnings	79,268	32,344
Unearned restricted stock compensation	(34,675)	(19,567)
Accumulated other comprehensive income	32,927	20,605

Stockholders’ equity	465,890	433,508
Less: Notes receivable from stockholders	(547)	(553)

Total stockholders’ equity	465,343	432,955

Total liabilities and stockholders’ equity	$795,662	$761,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Fee revenue	$201,156	$165,239	$582,366	$473,720
Reimbursed out-of-pocket engagement expenses	10,935	8,269	32,826	25,721

Total revenue	212,091	173,508	615,192	499,441
Compensation and benefits	138,594	112,343	391,984	318,852
General and administrative expenses	35,255	26,806	101,168	79,431
Out-of-pocket engagement expenses	14,250	10,394	42,664	31,040
Depreciation and amortization	2,812	2,557	7,701	7,214

Total operating expenses	190,911	152,100	543,517	436,537

Operating income	21,180	21,408	71,675	62,904
Interest and other income, net	5,025	3,212	9,769	7,375
Interest expense	1,248	2,548	3,695	7,664

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	24,957	22,072	77,749	62,615
Provision for income taxes	9,353	8,100	29,753	23,184
Equity in earnings of unconsolidated subsidiaries, net	652	758	2,469	2,528

Net income	$16,256	$14,730	$50,465	$41,959

Basic earnings per common share	$0.38	$0.37	$1.14	$1.07

Basic weighted average common shares outstanding	43,247	39,650	44,273	39,229

Diluted earnings per common share	$0.37	$0.33	$1.10	$0.95

Diluted weighted average common shares outstanding	44,303	47,449	45,839	46,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 31,
	2008	2007
Cash from operating activities:
Net income	$50,465	$41,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,701	7,214
Stock compensation expense	1,929	4,377
Amortization of discount on convertible securities	—	590
Loss on disposition of property and equipment	130	171
Provision for doubtful accounts	9,332	6,797
Gain on cash surrender value of life insurance policies	(1,908)	(3,690)
Realized gains on marketable securities	(4,013)	(1,835)
Deferred income taxes	(8,143)	(6,287)
Non-cash compensation arrangements	10,002	5,914
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	12,784	13,410
Receivables	(41,176)	(39,358)
Prepaid expenses	(2,003)	(1,137)
Investment in unconsolidated subsidiaries	(3,123)	(2,843)
Income taxes payable	1,750	11,313
Accounts payable and accrued liabilities	(7,745)	(3,575)
Other	(2,277)	(2,328)

Net cash provided by operating activities	23,705	30,692

Cash from investing activities:
Purchase of property and equipment	(12,849)	(8,249)
Sales (Purchase) of marketable securities, net	16,023	(14,529)
Cash paid for acquisitions, net of cash acquired	(4,260)	(23,786)
Premiums on life insurance policies	(1,525)	(1,534)
Dividends received from unconsolidated subsidiaries	2,782	2,178

Net cash provided by (used in) investing activities	171	(45,920)

Cash from financing activities:
Payments on life insurance policy loans	(1,012)	—
Borrowings under life insurance policies	1,464	1,347
Purchase of common stock	(62,617)	(25,937)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	17,177	19,616
Tax benefit from exercise of stock options	3,473	6,258
Receipts on stockholders’ notes	6	5

Net cash (used in) provided by financing activities	(41,509)	1,289

Effect of exchange rates on cash and cash equivalents	8,756	1,516

Net decrease in cash and cash equivalents during the period	(8,877)	(12,423)
Cash and cash equivalents at beginning of the period	232,531	211,768

Cash and cash equivalents at end of the period	$223,654	$199,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
(in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements for the three and nine months ended January 31, 2008 and 2007 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2007 (the “Annual Report”) and should be read together with the Annual Report.
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
Available-for-Sale Securities
The Company considers its marketable securities as available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of January 31, 2008 and April 30, 2007. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
(in thousands, except per share amounts)
The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and nine months ended January 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Stock options and SARs	$238	$1,230	$1,265	$4,007
Restricted stock	3,518	2,350	10,357	6,021
Employee Stock Purchase Plan	125	114	399	346

Total stock-based compensation expense, pre-tax	3,881	3,694	12,021	10,374
Tax benefit from stock-based compensation expense	(1,417)	(1,395)	(4,388)	(4,022)

Total stock-based compensation expense, net of tax	$2,464	$2,299	$7,633	$6,352

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of the option is estimated using historical data to estimate the expected life of the options. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the options. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The assumptions used to estimate the fair value of the stock options using the Black-Scholes option valuation model were as follows for the nine months ended January 31, 2008 and 2007:

	Nine Months Ended
	January 31,
	2008	2007
Expected volatility	44.42%	48.05%
Risk-free interest rate	4.60%	4.95%
Expected option life (in years)	4.00	4.00
Expected dividend yield	0.00%	0.00%
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
(in thousands, except per share amounts)
Stock option and SARs information during the nine months ended January 31, 2008 is as follows:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Options	average	contractual	intrinsic
	(in thousands)	exercise price	life (Yrs)	value
Outstanding at April 30, 2007	4,738	$14.52
Granted	6	21.11
Exercised	(1,066)	13.40
Forfeited/expired	(68)	19.02

Outstanding at January 31, 2008	3,610	$14.78	5.0	$11,821

Exercisable at January 31, 2008	3,277	$14.37	4.7	$11,821

Included in the table above are 61 SARs outstanding and exercisable at January 31, 2008 with a weighted-average exercise price of $12.42. As of January 31, 2008, there was $1,519 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.5 years. For stock option awards subject to graded vesting, we recognize the total compensation cost on a straight-line basis over the service period for the entire award.
Additional information pertaining to stock options:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Weighted average fair value of stock options granted	$7.24	$9.83	$8.77	$9.04
Total fair value of stock options and SARs vested	32	109	3,966	9,579
Total intrinsic value of stock options exercised	528	5,694	12,304	16,893
Total intrinsic value of SARs paid	—	70	—	232
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
Information regarding our restricted stock during the nine months ended January 31, 2008 is as follows:

		Weighted-
		average
	Shares	grant date
Nonvested shares	(in thousands)	fair value
Nonvested at April 30, 2007	1,356	$19.26
Granted	1,113	24.79
Vested	(476)	19.71
Forfeited	(25)	23.48

Nonvested at January 31, 2008	1,968	$22.27

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
(in thousands, except per share amounts)
As of January 31, 2008, there was $34,675 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a weighted-average period of three years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and nine months ended January 31, 2008, one and 159 restricted stock shares totaling $20 and $4,165, respectively, were repurchased by the Company at the option of the employee to pay for taxes on restricted stock shares vesting in the periods. In the three and nine months ended January 31, 2007, one and 71 restricted shares totaling $13 and $1,394, respectively, were repurchased to pay for taxes on restricted stock shares vesting in the periods.
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended January 31, 2008 and 2007, employees purchased 78 shares at $16.00 per share, and 57 shares at $19.52 per share, respectively. During the nine months ended January 31, 2008 and 2007, employees purchased 151 shares at $19.06 per share, and 142 shares at $17.81 per share, respectively. At January 31, 2008, the ESPP had approximately 800 shares available for future issuance.
Common Stock
The Company issued approximately 80 and 1,066 common shares as a result of the exercise of stock options, and 78 and 151 common shares in conjunction with the Company’s ESPP, in the three and nine months ended January 31, 2008, respectively. The Company issued approximately 465 and 1,560 common shares as a result of the exercise of stock options and 57 and 142 common shares in conjunction with the Company’s ESPP in the three and nine months ended January 31, 2007, respectively.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation.
New Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted FIN 48 as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3,500. As of January 31, 2008, the Company had gross unrecognized benefits of $10,700, which would impact the effective tax rate if recognized. Interest and penalties related to income tax matters are recorded to income tax expense. As of January 31, 2008, the Company accrued interest related to FIN 48 of $500. The Company’s Federal and state tax return filings remain subject to examination until 2010 and 2011, respectively.
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
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Net income (Numerator):
Net income for basic EPS	$16,256	$14,730	$50,465	$41,959
Interest expense on convertible securities, net of related tax effects	36	785	109	2,354

Net income for diluted EPS	$16,292	$15,515	$50,574	$44,313

Shares (Denominator):
Weighted average shares for basic EPS	43,247	39,650	44,273	39,229
Effect of:
Convertible subordinated notes	—	4,470	—	4,470
Convertible preferred stock	—	1,117	—	1,117
Warrants	84	131	117	119
Restricted stock	179	308	302	209
Stock options	790	1,770	1,135	1,715
Employee stock purchase plan	3	3	12	1

Adjusted weighted average shares for diluted EPS	44,303	47,449	45,839	46,860

Basic EPS	$0.38	$0.37	$1.14	$1.07

Diluted EPS	$0.37	$0.33	$1.10	$0.95

Assumed exercises or conversions have been excluded in computing the diluted EPS when their inclusion would be anti-dilutive.
3. Comprehensive Income
Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Net income	$16,256	$14,730	$50,465	$41,959
Foreign currency translation adjustment	(112)	1,858	15,451	2,429
Unrealized loss on marketable securities, net of taxes	(4,488)	39	(3,129)	248

Comprehensive income	$11,656	$16,627	$62,787	$44,636

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
(in thousands, except per share amounts)
The accumulated other comprehensive income at January 31, 2008 includes foreign currency translation adjustments, unrealized gains on marketable securities and the implementation effect of SFAS No. 158, net of taxes, of $34,765, $(1,503) and ($335), respectively.
4. Marketable Securities
As of January 31, 2008 and April 30, 2007, the Company’s marketable securities included $49,800 and $35,200, respectively, held in trust for settlement of the Company’s obligations under its Executive Capital Accumulation Plan (“ECAP”). See additional discussion in Note 5, Deferred Compensation, Retirement Plans and Executive Capital Accumulation Plan.
As of January 31, 2008, approximately $24,850 of our marketable securities consisted of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are reset through an auction process, most commonly at intervals ranging from seven to 35 days. Substantially all of our auction rate securities are high quality municipal notes or pools of students loans of which substantially all have AAA ratings or otherwise are backed by AAA rated insurance agencies or federal government agencies as of January 31, 2008. They are classified as current in the accompanying balance sheets based on their historically highly liquid nature and because these securities represent the investment of cash that is available for current operations (see Note 8).
As of October 31, 2007, we concluded that it was appropriate to classify certain of our investments previously classified as cash and cash equivalents as marketable securities. To conform to the current period presentation, we have reclassified $56,600 from cash and cash equivalents to marketable securities as of April 30, 2007.
5. Deferred Compensation, Retirement Plans and Executive Capital Accumulation Plan
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Components of net periodic benefit costs:	2008	2007	2008	2007
Service cost	$267	$303	$800	$908
Interest cost	835	752	2,505	2,255
Amortization of actuarial gain	(18)	13	(54)	39
Amortization of net transition obligation	53	53	159	159

Net periodic benefit cost	$1,137	$1,121	$3,410	$3,361

The Company has the Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made $14,500 and $29,300 in ECAP contributions in the three and nine months ended January 31, 2008, respectively. The Company contribution vests and is generally expensed ratably over a four year period.
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
(in thousands, except per share amounts)
A summary of the Company’s results of operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Fee revenue:
Executive recruitment:
North America	$94,812	$82,177	$276,988	$237,667
EMEA	46,292	37,872	133,072	104,878
Asia Pacific	25,322	18,608	72,639	55,169
South America	6,617	4,311	19,184	12,777

Total executive recruitment	173,043	142,968	501,883	410,491
Futurestep	28,113	22,271	80,483	63,229

Total fee revenue	$201,156	$165,239	$582,366	$473,720

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Total revenue:
Executive Recruitment:
North America	$99,707	$86,657	$292,100	$252,375
EMEA	47,731	39,015	137,203	108,908
Asia Pacific	25,731	19,115	74,221	56,263
South America	6,740	4,375	19,532	13,168

Total executive recruitment	179,909	149,162	523,056	430,714
Futurestep	32,182	24,346	92,136	68,727

Total revenue	$212,091	$173,508	$615,192	$499,441

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Operating income (loss):
Executive recruitment:
North America	$16,167	$17,428	$57,346	$51,286
EMEA	7,116	5,996	20,871	17,391
Asia Pacific	5,444	3,622	14,595	10,609
South America	291	231	1,836	1,329

Total executive recruitment	29,018	27,277	94,648	80,615
Futurestep	2,026	2,252	5,642	5,141
Corporate	(9,864)	(8,121)	(28,615)	(22,852)

Total operating income	$21,180	$21,408	$71,675	$62,904

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED STATEMENTS–(Continued)
(in thousands, except per share amounts)
The purchase accounting for the Lominger Entities was completed in the three months ended October 31, 2007. The final purchase price allocation was $8,700 to goodwill, $16,000 to purchased intangibles, $4,500 to total assets acquired and $4,800 to total liabilities assumed. The adjustments to the preliminary purchase price allocation resulted in a reclassification of $2,100 from purchased intangibles to goodwill on the consolidated balance sheet as of January 31, 2008.
We account for goodwill and purchased intangibles in accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Actual results of operations of the Lominger Entities are included in our condensed consolidated financial statements from August 8, 2006, the effective date of this acquisition.
8. Subsequent Events
As discussed in Note 4, our marketable securities include auction rate securities, the interest rates of which are reset through an auction process, most commonly at intervals from seven to 35 days. The same auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them.
In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing some of the auction rate securities we hold, as the amount of securities submitted for sale in those auctions exceeded the amount of bids.
While the recent auction failures will limit our ability to liquidate these securities for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements. To the extent the current market conditions don’t improve we may have to reclassify our auction rate securities to noncurrent in the future.

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
Fee revenue increased 22% in the third quarter of fiscal year 2008 to $201.2 million compared to the prior year’s third quarter of $165.2 million, with increases in all regions. The North America and Europe, the Middle East, and Africa (“EMEA”) regions experienced the largest dollar increases in fee revenue. In the third quarter of fiscal 2008, we earned an operating profit of $21.2 million with operating income from executive recruitment of $29.0 million and $2.0 million from Futurestep, offset by corporate expenses of $9.8 million. This represents a decrease of 1% over the prior year’s quarterly operating income of $21.4 million.
We had no long-term debt or outstanding balance under our credit facility at January 31, 2008. Our working capital increased $17.6 million in the first nine months of fiscal year 2008 to $252.9 million at January 31, 2008.

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
Results of Operations
The following table summarizes the results of our operations for the three and nine month periods ended January 31, 2008 and 2007 as a percentage of fee revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.4	5.0	5.6	5.4

Total revenue	105.4	105.0	105.6	105.4
Compensation and benefits	68.9	68.0	67.3	67.3
General and administrative expenses	17.5	16.2	17.4	16.8
Out-of-pocket engagement expenses	7.1	6.3	7.3	6.6
Depreciation and amortization	1.4	1.5	1.3	1.5

Operating income	10.5	13.0	12.3	13.3

Net income	8.1%	8.9%	8.7%	8.9%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$94,812	47.1%	$82,177	49.7%	$276,988	47.6%	$237,667	50.2%
EMEA	46,292	23.0	37,872	22.9	133,072	22.9	104,878	22.1
Asia Pacific	25,322	12.6	18,608	11.3	72,639	12.5	55,169	11.6
South America	6,617	3.3	4,311	2.6	19,184	3.2	12,777	2.7

Total executive recruitment	173,043	86.0	142,968	86.5	501,883	86.2	410,491	86.6
Futurestep	28,113	14.0	22,271	13.5	80,483	13.8	63,229	13.4

Total fee revenue	201,156	100.0%	165,239	100.0%	582,366	100.0%	473,720	100.0%

Reimbursed out-of-pocket engagement expenses	10,935		8,269		32,826		25,721

Total revenue	$212,091		$173,508		$615,192		$499,441

	Three Months Ended January 31,				Nine Months Ended January 31,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$16,167	17.1%	$17,428	21.2%	$57,346	20.7%	$51,286	21.6%
EMEA	7,116	15.4	5,996	15.8	20,871	15.7	17,391	16.6
Asia Pacific	5,444	21.5	3,622	19.5	14,595	20.1	10,609	19.2
South America	291	4.4	231	5.4	1,836	9.6	1,329	10.4

Total executive recruitment	29,018	16.8	27,277	19.1	94,648	18.9	80,615	19.6
Futurestep	2,026	7.2	2,252	10.1	5,642	7.0	5,141	8.1
Corporate	(9,864)		(8,121)		(28,615)		(22,852)

Total operating income	$21,180	10.5%	$21,408	13.0%	$71,675	12.3%	$62,904	13.3%

Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007
Fee Revenue. Fee revenue increased $36.0 million, or 22%, to $201.2 million in the three months ended January 31, 2008 compared to $165.2 million in the three months ended January 31, 2007. The improvement in fee revenue is attributable mainly to an 11% increase in the number of engagements billed within executive recruitment and a 14%, or $21.5 million, increase in average fees from all regions. Exchange rates favorably impacted fee revenues by $10.0 million in the third quarter.
Executive Recruitment. Executive recruitment fee revenue increased $30.1 million, or 21%, to $173.0 million due to an increase in the number of engagements billed, an increase in average fees and $1.6 million in fee revenue attributable to the Lominger Entities (Lominger Limited, Inc and Lominger Consulting, Inc., as well as certain related intellectual property, were acquired by the Company in the second quarter of fiscal 2007). During the three months ended January 31, 2008, the number of executive recruitment engagements billed increased by 11% as compared to the same period last year.
North America fee revenue increased $12.7 million, or 15%, to $94.8 million in the third quarter of fiscal 2008 primarily due to an 11% increase in the number of engagements billed as well as a 3% increase in average fees as compared to last year. Overall revenue growth was driven by increases of $2.9 million in the industrial sector, $2.6 million in the education sector and $2.0 million in the health sector, which was offset by a decline in the technology sector of $1.8 million. Exchange rates favorably impacted the revenue for North America by $1.5 million in the third quarter of fiscal 2008.
EMEA fee revenue was $46.3 million, an increase of $8.4 million, or 22%, compared to $37.9 million in the same period last year. EMEA’s increase in fee revenue was driven by a 7% increase in the number of engagements billed and an increase in average fees of 14%. The improved performance in existing offices in Switzerland, France, Germany, and Italy were the primary contributors to the increase in fee revenues. The industrial sector experienced the largest increase in fee revenue over the prior year. Exchange rates favorably impacted EMEA fee revenue by $4.0 million in the third quarter of fiscal 2008.
Asia Pacific fee revenue increased $6.7 million, or 36%, to $25.3 million, compared to the same period last year due to a 14% increase in the number of engagements billed and an increase in average fees of 19%. India, Australia, Korea, and the offices of Greater China (Hong Kong, Shanghai and Beijing) contributed approximately 28%, 20%, 16%, and 16%, respectively, to the increase in fee revenue. The financial and industrial sectors experienced the largest fee revenue increase over the prior year. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.5 million in the three months ended January 31, 2008.
South America fee revenue was $6.6 million, an increase of $2.3 million, or 53%, compared to the same period last year, of which $0.8 million is attributable to the favorable impact of exchange rates. Overall engagements billed were up 16% and average fees increased 33% within the region compared to the same period in the prior year. The improved performance in existing offices in Brazil and Colombia were the primary contributors to the increase in fee revenue over the prior year.

Futurestep. Futurestep’s fee revenue increased $5.9 million, or 26%, to $28.2 million in the three months ended January 31, 2008 compared to $22.3 million in the three months ended January 31, 2007. The improvement in Futurestep’s fee revenue, reflected across all regions, is due to an increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $2.6 million, or 34%, to $10.3 million related to growth from Canada and the United States. Asia fee revenue increased $1.9 million, or 35%, to $7.4 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue increased $1.4 million, or 15%, to $10.5 million, arising from increased business in Norway, France and Germany and a migration to larger engagements offset by a decrease in the United Kingdom. Exchange rates favorably impacted fee revenue by $2.2 million in the third quarter of fiscal 2008.
Compensation and Benefits. Compensation and benefits expense increased $26.3 million, or 23%, to $138.6 million in the three months ended January 31, 2008 from $112.3 million in the three months ended January 31, 2007. The increase in compensation and benefits expenses is primarily due to an 18% increase in global headcount, compared to the same period last year, including a 20% increase in the average number of consultants, coupled with increased revenue-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $6.5 million during the three months ended January 31, 2008.
Executive recruitment compensation and benefits costs of $113.1 million in the three months ended January 31, 2008 increased $21.2 million, or 23%, compared to $91.9 million in the same period of the prior year primarily due to consultants hired over the past year. In the current year’s third quarter, the average number of consultants increased by 39, or 8%, compared to the same period last year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $5.1 million. Executive recruitment compensation and benefits expenses in the three months ended January 31, 2008 increased to 65% as a percentage of fee revenue, compared to 64% in the same period last fiscal year.
Futurestep compensation and benefits expense increased $3.6 million, or 23%, to $19.1 million from $15.5 million in the same period in the prior year due to significant investments in our employees which increased Futurestep average consultant headcount by 83% during the three months ended January 31, 2008 compared to the three months ended January 31, 2007. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.3 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 68% from 70% in the same period last year.
Corporate compensation and benefits expense increased $1.4 million, or 29%, to $6.3 million primarily from increases in recognition of unearned deferred compensation balances in the current quarter compared to the same period in the prior year.
General and Administrative Expenses. General and administrative expenses increased $8.5 million, or 32%, to $35.3 million in the three months ended January 31, 2008 compared to $26.8 million in the three months ended January 31, 2007. Exchange rates unfavorably impacted general and administrative expenses by $1.9 million in the third quarter of fiscal year 2008.
Executive recruitment general and administrative expenses increased $6.3 million, or 32%, from $19.9 million in the third quarter of fiscal year 2007 to $26.2 million in the third quarter of current fiscal year. This increase was driven by increases in premise and office expense of $2.2 million, increases in business development expenses of $1.5 million, $1.8 million in other types of general expenses including meeting and travel expense, and $0.6 million in realized foreign exchange losses. Increased premise and office expense was attributable to all regions due to increased rent expense, total space leased and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense increased in relation to increase in the level of business and corresponding increase in revenues and accounts receivable balances. Executive recruitment general and administrative expenses, as a percentage of fee revenue, increased to 15% in current quarter from 14% in the same period in prior year.
Futurestep general and administrative expenses increased $1.9 million, or 48%, to $5.9 million primarily due to an increase in premise and office expense of $0.7 million, $0.6 million in other types of general expenses including meeting and travel expense, and business development expenses of $0.2 million. Increases in premise and office expense resulted from increase in rent expense noted across all regions and the opening of new offices in Europe and Asia. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% in the current quarter from 18% in the comparable period in the prior year.

Corporate general and administrative expenses increased $0.3 million, or 10%, to $3.2 million primarily due to increased professional fees, travel and meetings and premise and office expenses related to additional office space.
Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. In the three months ended January 31, 2008, out-of-pocket engagement expenses of $14.3 million represent an increase of $3.9 million, or 38%, over the same period in the prior year. Out-of-pocket engagement expenses as a percentage of fee revenue increased to 7% in the three months ended January 31, 2008 from 6% in the same period in prior year.
Depreciation and Amortization Expenses. Depreciation and amortization expense of $2.8 million in the three months ended January 31, 2008 increased $0.2 million, or 8%, from the same period in the prior year. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build out and amortization of software costs that added new functionality in our corporate and executive search segments.
Operating Income. Operating income decreased $0.2 million, or 1%, to $21.2 million in the third quarter of fiscal 2008, compared to $21.4 million in the same period in fiscal year 2007. This decrease in operating income resulted from an increase in revenue of $38.6 million, which was offset by a $38.8 million increase to operating expenses. The increase in operating expenses was primarily attributable to an increase in compensation and benefits, general and administrative expenses, and the creation of a modest amount of reserves and accruals that are aimed at reducing our cost structure to be more efficient in how we serve clients. While we may have to make allowances for further reserves and accruals amounts in the future, our intent from this initial action is to lay the foundation for improved operating margins going forward.
Executive recruitment operating income increased $1.7 million, or 6%, to $29.0 million in the three months ended January 31, 2008 compared to $27.3 million in the three months ended January 31, 2007. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased premise and other general administrative expense. The Lominger Entities contributed $0.6 million, or 35%, of the total increase for the segment during the quarter. Executive recruitment operating income during the current quarter, as a percentage of fee revenue, was 17% in the current quarter compared to 19% in the third quarter of the prior year.
Futurestep operating income decreased by $0.3 million to $2.0 million in the three months ended January 31, 2008 as compared to operating income of $2.3 million in the three months ended January 31, 2007. The decrease in Futurestep operating income is primarily due to a 12% increase in average fees offset by a 23% increase in compensation expense and a 48% increase in general and administrative expenses during the three month ended January 31, 2008 compared to the same period in fiscal year 2007. Futurestep operating income, as a percentage of fee revenue, declined to 7% in the current quarter from 10% in the same period last year.
Interest Income and Other Income, Net. Interest income and other income, net increased by $1.8 million in the three months ended January 31, 2008 from $3.2 million in the three months ended January 31, 2007. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to prior year.
Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”) and convertible securities, was $1.2 million in the three months ended January 31, 2008 compared to $2.5 million during the three months ended January 31, 2007. The decrease is primarily a result of interest expense on convertible securities in the three months ended January 31, 2007 that was not present in the three months ended January 31, 2008 as the securities were converted into shares of the Company’s common stock in the fourth quarter of fiscal year 2007.

Provision for Income Taxes. The provision for income taxes was $9.4 million in the three months ended January 31, 2008, compared to $8.1 million in the three months ended January 31, 2007. The provision for income taxes in the third quarter of fiscal year 2008 reflects a 37% effective tax rate, which is comparable to the effective tax rate for the same period in the prior year.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.7 million in the three months ended January 31, 2008 compared to $0.8 million in the same period during the last fiscal year.
Nine Months Ended January 31, 2008 Compared to Nine Months Ended January 31, 2007
Fee Revenue. Fee revenue increased $108.7 million, or 23%, to $582.4 million in the nine months ended January 31, 2008 compared to $473.7 million in the nine months ended January 31, 2007. The improvement in fee revenue is attributable mainly to a 4% increase in the number of engagements billed within executive recruitment and a 17%, or $32.3 million, increase in average fees from all regions. Exchange rates favorably impacted fee revenues by $24.3 million in the current year.
Executive Recruitment. Executive recruitment fee revenue increased $91.4 million, or 22%, to $501.9 million due to an increase in the number of engagements billed, and a 14% increase in average fees, and $9.4 million from the Lominger Entities. During the nine months ended January 31, 2008, the number of executive recruitment engagements billed has increased by 11% as compared to the same period last year.
North America fee revenue increased $39.3 million, or 17%, to $277.0 million primarily due to a 10% increase in the number of engagements billed as well as a 6% increase in average fees as compared to last year. Overall revenue growth was driven by more significant contributions from the industrial and technology sectors. Exchange rates favorably impacted the revenue for North America by $2.6 million in the current year.
EMEA fee revenue was $133.1 million, an increase of $28.2 million, or 27%, compared to $104.9 million in the same period last year. EMEA’s increase in fee revenue was driven by an 11% increase in the number of engagements billed and an increase in average fees of 14%. Improved performance in existing offices in Germany, Switzerland, France, and the United Kingdom were the primary contributors to the increase in fee revenues. The industrial, technology and financial sectors experienced the strongest growth over the prior year. Exchange rates favorably impacted EMEA fee revenue by $10.5 million in the current year.
Asia Pacific fee revenue increased $17.5 million, or 32%, to $72.6 million, compared to the same period last year due to a 12% increase in the number of engagements billed and an increase in average fees of 18%. Australia, India, and the offices of Greater China (Hong Kong, Shanghai and Beijing), contributed approximately 30%, 26%, and 25%, respectively, to the increase in fee revenue. The financial, technology and industrial sectors experienced the largest increase in fee revenue over the same period in the prior year. Exchange rates favorably impacted fee revenue for Asia Pacific by $3.7 million in the nine months ended January 31, 2008.
South America fee revenue was $19.2 million, an increase of $6.4 million, or 50%, compared to the same period last year, of which $2.1 million is attributable to the favorable impact of exchange rates. Overall the number of engagements billed increased 6% and average fees increased 41% within the region compared to the same period in the prior year. Improved performance in existing offices in Brazil and Colombia were the primary contributors to the increase in fee revenue over the prior year.
Futurestep. Futurestep’s fee revenue increased $17.3 million, or 27%, to $80.5 million in the nine months ended January 31, 2008 compared to $63.2 million in the nine months ended January 31, 2007. The improvement in Futurestep’s fee revenue, reflected across all regions, is due to a 40% increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions, partially offset by a 9% decline in number of engagements billed. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $6.9 million, or 30%, to $29.9 million related to growth from Canada and the United States. Asia fee revenue increased $5.6 million, or 37%, to $20.9 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue increased $4.8 million, or 19%, to $29.7 million, arising from increased business in France, Germany, Italy and Belgium and a migration to larger engagements offset by a decrease in the United Kingdom. Exchange rates favorably impacted fee revenue by $5.4 million in the first nine months of fiscal year 2008.

Compensation and Benefits. Compensation and benefits expense increased $73.1 million, or 23%, to $392.0 million in the nine months ended January 31, 2008 from $318.9 million in the nine months ended January 31, 2007. The increase in compensation and benefits expenses is primarily due to an 18% increase in global headcount compared to the same period last year, including a 20% increase in the average number of consultants, coupled with increased revenue-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $15.8 million during the nine months ended January 31, 2008.
Executive recruitment compensation and benefits costs of $319.8 million in the nine months ended January 31, 2008 increased $58.1 million, or 22%, compared to $261.7 million in the same period of prior year primarily due to consultants hired over the past year. During the nine months ended January 31, 2008, the average number of consultants increased by 43, or 9%, compared to the same period last year. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $12.4 million. Executive recruitment compensation and benefits expenses as a percentage of fee revenue in the nine months ended January 31, 2008, was 64%, and similar to the same period last fiscal year.
Futurestep compensation and benefits expense increased $11.8 million, or 27%, to $54.9 million from $43.1 million in the same period in the prior year due to significant investments in our employees which increased Futurestep’s average consultant headcount by 84% during the nine months ended January 31, 2008 compared to the nine months ended January 31, 2007. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $3.4 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 68% in the nine months ended January 31, 2008 and 2007.
Corporate compensation and benefits expense increased $3.3 million, or 24%, to $17.3 million, primarily from increases in recognition of unearned deferred compensation balances in the current year compared to the same period in the prior year.
General and Administrative Expenses. General and administrative expenses increased $21.8 million, or 27%, to $101.2 million in the nine months ended January 31, 2008 compared to $79.4 million in the nine months ended January 31, 2007. Exchange rates unfavorably impacted general and administrative expenses by $4.8 million in the nine months ended January 31, 2008.
Executive recruitment general and administrative expenses increased $14.8 million, or 25%, from $58.8 million during the nine months ended January 31, 2007 to $73.6 million in the current fiscal year. The increase was driven by increases in premise and office expense of $6.1 million, $3.7 million in business development expenses, $1.9 million in bad debt expense and $2.3 million in other types of general expenses including meetings and travel expense. Increased premise and office expense was attributable to all regions due to increased rent expense, total space leased and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense increased in relation to an increase in the level of business and corresponding increase in revenues and accounts receivable balances. Executive recruitment general and administrative expenses, as a percentage of fee revenue, increased to 15% in the current year from 14% in the same period in the prior year.
Futurestep general and administrative expenses increased $4.8 million, or 39%, to $17.2 million, in the first nine months of fiscal year 2008 compared to the same period in fiscal year 2007, primarily due to an increase in premise and office expense of $1.6 million resulting from increases in rent expense noted across all regions and the opening of new offices in Europe and Asia. Other administrative expenses increased $1.1 million resulting from an increase in travel and meeting expenses. Bad debt expense increased $0.7 million in relation to an increase in revenues and accounts receivable balances. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 21% in the current year from 20% in the same period in the prior year.
Corporate general and administrative expenses increased $2.1 million, or 25%, to $10.4 million in the first nine months of fiscal year 2008 compared to the same period in fiscal year 2007, primarily due to increased professional fees, travel and meetings and premise and office expenses related to additional office space.

Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. In the nine months ended January 31, 2008, out-of-pocket engagement expenses of $42.7 million represented an increase of $11.7 million, or 38%, over the same period in the prior year. Out-of-pocket engagement expenses, as a percentage of fee revenue, of 7% for the nine months ended January 31, 2008 remained constant compared to the nine months ended January 31, 2007.
Depreciation and Amortization Expenses. Depreciation and amortization expense of $7.7 million in the nine months ended January 31, 2008 increased $0.5 million, or 7%, from the same period in the prior year. Depreciation expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build-out and amortization of software costs that added new functionality in our corporate and executive search segments.
Operating Income. Operating income increased $8.8 million, or 14%, to $71.7 million in the nine months ended January 31, 2008 compared to $62.9 million in the same period in the prior year, resulting from increased revenue of $115.8 million offset by a $107.0 million increase in operating expenses, primarily compensation and benefits and general and administrative expenses, in the current year.
Executive recruitment operating income increased $14.0 million, or 17%, to $94.6 million in the nine months ended January 31, 2008 compared to $80.6 million in the nine months ended January 31, 2007. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts, as discussed previously, as well as increased premise and other general administrative expense. The Lominger Entities contributed $3.3 million, or 24%, of the total increase for the segment during the current year. Executive recruitment operating income as a percentage of fee revenue was 19% in the nine months ended January 31, 2008 compared to 20% in the same period in the prior year.
Futurestep operating income increased by $0.5 million to $5.6 million in the nine months ended January 31, 2008 as compared to operating income of $5.1 million in the nine months ended January 31, 2007. The increase in Futurestep operating income is primarily due to a 40% increase in average fees during the nine months ended January 31, 2008 compared to the same period in fiscal year 2007. Futurestep operating income, as a percentage of fee revenue, was 7% in the nine months ended January 31, 2008 compared to 8% in the same period last year.
Interest Income and Other Income, Net. Interest income and other income, net increased by $2.4 million in the nine months ended January 31, 2008 from $7.4 million in the nine months ended January 31, 2007. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to prior year.
Interest Expense. Interest expense, primarily related to borrowings under COLI and convertible securities, was $3.7 million in the nine months ended January 31, 2008 compared to $7.7 million during the nine months ended January 31, 2007. The decrease is primarily a result of interest expense on convertible securities in the nine months ended January 31, 2007 that was not present in the nine months ended January 31, 2008 as the securities were converted into shares of the Company’s common stock in the fourth quarter of fiscal year 2007.
Provision for Income Taxes. The provision for income taxes was $29.8 million in the nine months ended January 31, 2008 compared to $23.2 million in the nine months ended January 31, 2007. The provision for income taxes in the current year reflects a 38% effective tax rate. The provision for income taxes for the same period in prior year reflects a 37% effective tax rate.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $2.5 million in the nine months ended January 31, 2008 and January 31, 2007.
Liquidity and Capital Resources
We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, debt service requirements, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs and/or obtain financing to meet our cash needs.

As of January 31, 2008 we had $24.9 million of auction rate securities. Frequent auctions have historically provided a liquid market for our auction rate securities. However, in mid-February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our remaining auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the principals through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of different form of financing to replace these securities, or the maturing of the securities.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three and nine months ended January 31, 2008, we recognized foreign currency losses, after income taxes, of $0.3 million and $0.8 million, respectively, primarily related to our North America operations.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $2.2 million, $3.6 million and $5.1 million, respectively, based on outstanding balances at January 31, 2008. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $2.2 million, $3.6 million and $5.1 million, respectively, based on outstanding balances at January 31, 2008.
Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short-term and provide for variable market rates. As of January 31, 2008, we had no outstanding balance on our credit facility. We have $60.4 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2008 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of February 29, 2008, we held approximately $23.4 million of marketable securities investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally municipal notes or student loans which are substantially backed by the federal government. In mid-February 2008 liquidity issues in the global credit markets caused auctions for some of our auction rate securities to fail, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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
(b) Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended January 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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
During the three months ended January 31, 2008, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in November 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

				Approximate
			Shares	Dollar Value of
			Purchased	Shares that
		Average	as Part of a	May Yet Be
		Price	Publicly-	Purchased
		Paid	Announced	Under the
	Shares	Per	Program	Program
	Purchased	Share	(1)	(1)
November 1, 2007 - November 30, 2007	295,000	$16.92	295,000	$45.2million
December 1, 2007 - December 31, 2007	1,135	$—	—	$45.2million
January 1, 2008 - January 31, 2008	104,400	$14.29	104,400	$43.7million

Balance as of January 31, 2008	400,535		399,400

(1)	On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the third quarter of fiscal year 2008.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Offer of Employment Letter between the Company and Ana Dutra dated as of January 16, 2008.

31.1	Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL
Date: March 11, 2008	By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	Offer of Employment Letter between the Company and Ana Dutra dated as of January 16, 2008.

31.1	Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.