Form 10-K
period 2008-04-30
KORN FERRY INTERNATIONAL
filed 2008-06-30
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1900 Avenue of the Stars, Suite 2600 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

(310) 552-1834
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.  Yes ☐     No ☑

The number of shares outstanding of our common stock as of June 25, 2008 was 46,442,981 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $24,883,000 based upon the closing market price of $19.16 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders scheduled to be held on September 23, 2008 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2008

PART I.

Item 1.	Business

Business Overview

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to attract, deploy, develop, retain and reward their talent. Since 1969, when we opened our first office in Los Angeles, we have expanded to 73 cities in 38 countries. In 1998, we extended our market reach into middle management with the introduction of Futurestep, our outsourced recruiting subsidiary. As of April 30, 2008, we had approximately 2,584 employees, including 514 executive recruitment and 170 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty; 74% of the executive recruitment assignments we performed during the last fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We provide the following talent management solutions:

Executive Recruitment:  Executive Recruitment, our largest business, focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries. The relationships that we develop through this business are valuable in introducing our complementary service offerings to clients.

Outsourced and Mid-level Recruitment:  Futurestep, our outsourced recruiting subsidiary, draws from Korn/Ferry’s nearly 39 years of industry experience to create customized talent acquisition solutions based on each client’s individual workforce needs. In addition to being a pioneer in recruitment process outsourcing (“RPO”), the Company’s multi-tiered portfolio of services includes mid-level recruitment, project recruitment, consulting and interim professionals.

Leadership Development Solutions:  Our talent management and leadership services assists clients with the ongoing assessment and development of their leadership teams. Services include succession planning, strategic alignment, management & team development, competency modeling, executive coaching, onboarding, cultural change, integrated talent management, and executive compensation consulting through our wholly-owned subsidiary, Executive Compensation Advisors. Each service is supported by the consultative expertise of our team and is powered by Lominger, a Korn/Ferry company and an internationally recognized provider of research-based, experience-tested leadership development tools.

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

Financial information regarding our business segments for the last three fiscal years is contained in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Industry Overview

Executive Recruitment:  Our executive recruitment segment concentrates on searches for positions with annual compensation of $150,000 or more, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency search firms. Retained firms, such as Korn/Ferry, typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled regardless of whether a position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

We also provide leadership development solutions, which include succession planning, management & team development, competency modeling, executive coaching, onboarding, merger integration, cultural change, integrated talent management, and executive compensation consulting.

Outsourced and Mid-level Recruitment:  The mid-level recruitment market focuses on searches for positions with annual compensation generally in the $100,000 to $150,000 range. This market has undergone a fundamental transformation over the past several years towards a technology-based environment, and has also seen the emergence of outsourced recruitment services commonly referred to as RPO. Technology and the Internet have made identifying, targeting and reaching potential candidates much quicker. This market also benefits from the efficiencies of maintaining large databases of qualified candidates, thereby reducing placement times.

Industry Trends

We believe the long-term business prospects for the talent management industry are still good due to a confluence of factors that will continue to fuel job growth and hiring.

Consolidation of Talent Management Solution Providers — In choosing recruitment and human resource service providers, we believe:

•	Companies are actively in search of preferred providers in order to create efficiencies and consolidate vendor relationships;

•	Companies that can offer a full suite of talent management solutions are becoming increasingly attractive; and

•	Clients seek trusted advisors who understand their business and unique organizational culture in order to manage the multiple needs of their business on a global scale.

Aging Population — In many major economic centers, the workforce population is aging at a rapid pace. It is projected that there will be twice as many people retiring this decade as there were in the previous one. Moreover, the supply of available qualified candidates is limited, making it more difficult for employers to secure qualified executives. We believe that this trend will have a positive impact on our business, as employers increasingly seek service providers who can provide solutions for the impending talent shortage.

Globalization of Business — As the world markets continue to integrate into one global economy, many companies are adding strength to their internal talent with experienced executives who can operate effectively in this global environment. Emerging markets such as China, India and Eastern Europe have executive talent demands that exceed the currently available supply of executive talent in these regions. The rapidly changing competitive landscape challenges multinational and local companies to identify and recruit qualified executives with the right combination of skills, experience and cultural compatibility. We believe clients are turning to firms that combine proven expertise with specialized knowledge of both key industries and local markets, enabling them to address their ongoing global talent needs.

Increased Outsourcing of Recruitment Functions — We believe more companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. A shortage of qualified middle management-level candidates has made identifying and recruiting exceptional candidates more difficult. Companies increasingly rely on experienced global executive recruitment firms to address their middle management recruitment needs. By hiring global executive recruitment firms, companies aim to:

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

Key role of Advanced Technology — At Korn/Ferry we are adding more regimen and scientific research into the recruitment process — with emphasis shifting from candidate identification to candidate assessment and placement. Driving this initiative is enhanced technology, as the world of the Internet, search engines and databases makes it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, recruiting and assessing the most desirable candidates.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element of the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2008, we continued to invest in enhanced tools and information sharing for competitive advantage. We released the technology supporting the Korn/Ferry Advantage — a comprehensive transformation of our senior executive recruitment process. We launched the new Korn/Ferry website, which embodies the themes, artwork and branding of the Art and Science of Talent. And we continued development of the first phase of our next generation applicant tracking platform, Searcher Express, designed for speed, ease of use, power and flexibility.

As Futurestep continued its growth in RPO, project recruitment and mid-level search, information technology helped fuel all of these lines of business. Fiscal 2008 saw the launch of a new website emphasizing Futurestep’s ascendancy in RPO. We also created a suite of RPO reporting options including Business Activity, Source List, Dashboard, Recruitment Activity, and Cycle metrics.

Leadership Development Solutions (“LDS”) also developed upgrades to its management assessment technology and its talent management platform, Executive Center. Usage of Search Assessment, an assessment technology process for our core executive recruitment business, was 40% of all search engagements. We continued to refine our technology, including the integration of Lominger intellectual property into our executive assessment tools, in order to engage with our clients on their broader talent management needs.

Outsourced and Mid-level Recruitment:  The mid-level recruitment market focuses on searches for middle management positions with annual compensation generally in the $100,000 to $150,000 range. This market has been fundamentally transformed over the past several years through the emergence of RPO services. This transformation has been further driven through database technology and the Internet, which have introduced greatly improved capabilities in identifying, targeting and reaching potential candidates.

Other Industry Trends — In addition to the industry trends mentioned above, we believe the following factors will contribute to the growth of the talent management industry:

•	Increasing demand for managers with broader qualifications;

•	Increasing desire by candidates to more actively manage their careers;

•	Increasing demand for senior executives with not just the right technical skills, but also the right leadership characteristics to meet the specific requirements of the position and organizational culture;

•	Increasing demand for senior executives who can exceed the high standards of due diligence and public scrutiny as a result of new securities legislation;

•	Decreasing executive management tenure and more frequent job changes; and

•	Inadequate succession planning.

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

We successfully recruited 83 new executive recruitment consultants globally during fiscal 2008. These consultants originated from diverse backgrounds and areas of expertise, and were recruited based on their track records as top performers in their given industry. The number of new consultants in the current year was partially offset by attrition. We believe that we have continued to upgrade our professional staff in the current year, and that the recruitment and retention of key consultants will be an ongoing driver of growth.

Broadening our Product and Service Offerings

In addition to our heritage as a leading provider of executive recruitment, we also offer clients outsourced and mid-level recruitment, strategic management assessment, executive coaching, performance management, succession planning,and compensation consulting through Futurestep and LDS. We will continue to develop and add new products and services that our clients demand and that are consistent with our brand positioning.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. Our Global Strategic Account Program, formerly known as the Integrated Services Program, continues to identify account leaders for multinational clients, provide training and software support to manage such accounts, and develop guidelines and protocols to support and increase the rate of cross-border assignments for these clients.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element to the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2008, we continued such investments through the deployment of enhanced tools and information sharing for competitive advantage. We rolled out major upgrades of our proprietary candidate database and global engagement management system, while laying the groundwork for the next generation applicant tracking platform, Searcher Express. We embarked on a similar program to upgrade Futurestep’s technology, launching a new website emphasizing Futurestep’s outsourced recruiting offerings. LDS also upgraded its strategic management assessment technology and its talent management platform, Executive Center. Another differentiator is Search Assessment, a proprietary assessment tool that uses an online assessment methodology to evaluate candidates against statistically validated best-in-class profiles. We will continue to refine our technology, including our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

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

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.  Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2008, we executed more than 10,700 executive recruitment assignments.

We utilize a unique, standardized approach to placing talent that integrates scientific research with our practical experience. Providing a more complete view of the candidate than is otherwise possible, our proprietary tools are statistically proven to generate better results in identifying the right person for the position. We call our executive recruitment methodology The Korn/Ferry Advantage.

We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture, as well as an in-depth knowledge of the skills necessary to succeed within a client’s organization. Initially, the search team consults with the client to better understand its history, culture, structure, expectations, challenges, future direction and operations. In these meetings, the team identifies the specific needs of the client and develops a profile of an ideal candidate for the position using our proprietary Leadership Sort System, which allows clients to select the desired leadership characteristics for specific roles. Early in the process, the team also works with the client to develop the general parameters of a compensation package that will attract highly qualified candidates.

Once the position is defined and outlined via an Enhanced Job Specification that embodies the desired leadership characteristics, a research team identifies — through the use of our proprietary databases and other information resources — companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and searches our databases containing profiles of approximately 3.9 million executives to assist in identifying individuals with the right background, cultural fit and abilities. These sources are a critical element in assessing the marketplace.

An original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings, using our proprietary behavioral interviewing approach. Candidates also complete Search Assessment, a behavioral mapping tool that provides clients with insights into how candidates will lead, how they will approach and solve complex problems, what their emotional profile is likely to be and what motivates them to succeed. The client is then presented final qualified candidates to interview. We conduct due diligence and background verification of the candidate throughout the process, at times with the assistance of an independent third party.

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

Percentage of Fiscal 2008 Assignments by Industry Specialization

Global Markets:
Industrial	27%
Consumer	17%
Financial Services	20%
Technology	16%
Life Sciences	10%
Regional Specialties:
Healthcare Provider	5%
Education/Not-for-profit	5%

Functional Expertise.  We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, chief executive officers and other senior executive officers. Our Board Services group, for example, was first established in 1972 to help clients assemble an effective, knowledgeable and cohesive board of directors to meet the growing demands of accountability and facilitate more effective board performance. The shortage of experienced directors, the tightening of governance policies and the desire of companies to broaden the expertise of their board are raising the standards by which we identify and recruit qualified directors. We have significant experience in this area and have built a proprietary database with the names and backgrounds of every FORTUNE 1000 director, plus a significant number of middle-market and high-growth company board members to assist in board searches. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2008 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	61%
Marketing and Sales	14%
Human Resources and Administration	8%
Manufacturing/Engineering/Research and Development/Technology	7%
Finance and Control	8%
Information Systems	2%

Regions

North America — We opened our first office in Los Angeles in 1969, and currently have 29 offices throughout the United States and Canada. In fiscal 2008, the region generated fee revenue of $374.9 million from more than 4,300 assignments billed, with an average of 256 consultants.

Europe, the Middle East and Africa (“EMEA”) — We opened our first European office in London in 1972, and currently have 23 offices in 20 countries throughout the region. In fiscal 2008, the region generated fee revenue of $183.0 million from more than 3,450 assignments billed, with an average of 145 consultants.

Asia Pacific — We opened our first Asia Pacific office in Tokyo in 1973, and currently have 17 offices in 10 countries throughout the region. In fiscal 2008, the region generated fee revenue of $95.9 million from more than 2,000 assignments billed, with an average of 88 consultants.

Latin America — We opened our first Latin American office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company, and currently conduct operations in Mexico through subsidiaries in which we hold a minority interest. As of April 30, 2008, we operate a network of seven offices in six countries covering the entire South American region and two offices in Mexico. The region, excluding operations in Mexico, generated fee revenue of $25.6 million in fiscal 2008 from more than 850 assignments billed, with an average of 23 consultants. Our share of the earnings from our Mexico subsidiaries was $3.3 million and $3.2 million for the years ended April 30, 2008 and 2007, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of income.

Client Base.  Our 5,120 clients include many of the world’s largest and most prestigious public and private companies, including 49% of the FORTUNE 500 companies in the current fiscal year. In fiscal 2008, no single client represented more than 1% of fee revenue. We have established strong client loyalty. 74% of the executive recruitment assignments we performed during the last fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

Competition.  We are a premier global provider of talent management solutions. Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, multi-product offerings, cutting-edge technology, global network, prestigious clientele, strong specialty practices and quality of services are recognized worldwide. We also believe that our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership Development Solutions.  In fiscal 2004, we consolidated our strategic management assessment and executive coaching and development services under the name Leadership Development Solutions, with services in EMEA, North and South America, Australia and Japan. In fiscal 2007, we continued our investment in this service area with the acquisitions of Lominger Limited, Inc. and Lominger Consulting (the “Lominger Entities”) and LeaderSource. This comprehensive blend of leadership services helps corporate leaders to evaluate the individual and collective performance of their teams. These solutions further extend the range of talent management solutions available to our clients, and are tools for the chief executive, board of directors and other senior officers in pursuing organizational transformation and alignment with their company’s strategic goals and internal values.

Our management assessment offering was introduced in response to our clients’ demand for a tool to address the challenges of changing company relationships and global restructuring and, for venture capital and private equity firms, to evaluate the leadership team in existing or prospective portfolio companies. This process is performed by consultants with experience in interviewing and evaluating senior executives, who understand local cultural differences and the relevant business and industry challenges. The assessment process is backed by a statistically validated and proprietary assessment instrument developed by leading assessment experts and supported by a proprietary systems platform.

Another crucial component of our LDS is executive coaching and development. Our coaches in our global network are trained to develop future leaders through individual and team-based coaching. Additionally, we offer clients a Web-based, highly customizable talent management platform, called Executive Center, which automates and streamlines the process of setting objectives and tracking and evaluating performance. Through Executive Center’s individual and team-based analysis and reporting capabilities, talent assessment and management can be greatly simplified, allowing for skills and experience gaps as well as succession planning to be more efficiently addressed.

Mid-level Recruitment Service — Futurestep

Overview.  Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, mid-level recruitment, project recruitment, consulting and interim professionals. Each Futurestep service benefits from the industry and functional expertise of our global consultant network, ensuring that clients work with professionals who understand their business and have the relevant knowledge to qualify candidates effectively.

Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 16 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to aid speed, efficiency and quality service for clients worldwide.

A fully integrated, single-source strategic RPO solution leverages Futurestep’s recruitment capabilities, innovative technology and international brand to reduce clients’ recruitment costs while also improving quality and attracting the best talent. Futurestep manages part or all of the client’s recruitment function, at times including on-site consultants from Futurestep.

Futurestep’s mid-level recruitment service uses multiple sourcing channels, validated cultural assessments and our global database of more than one million pre-screened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse, qualified set of mid-level candidates matched with specific cultural and strategic requirements.

For projects requiring multiple hiring, Futurestep project-based recruitment solutions augment and optimize the client’s talent acquisition organization to manage multiple hires within a specific timeframe. Futurestep consultants utilize proprietary Enterprise Recruitment Methodology to deliver workflow-driven talent acquisition strategies to organizations. Prior to deployment, Futurestep diagnoses the client’s internal HR capabilities to develop a “co-sourcing” platform emphasizing shared ownership of the recruitment process. Once engaged, the project team adheres to a timeline and metrics to deliver high-volume, concurrent hiring.

Futurestep also provides consulting services addressing all facets of talent acquisition and management, including Strategy Services; Implementation Services; Optimization; Technical Services; and Recruiting Operations Support.

Regions.  We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the ESS business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2008, we had Futurestep operations in 11 cities in North America, 10 in Europe and 12 in Asia Pacific.

Competition.  Futurestep primarily competes for assignments with contingency staffing firms, temporary staffing firms and recruitment process outsourcers.

To a lesser extent, Futurestep competes with firms such as Monster Worldwide in the technology-based middle-management recruitment industry.

Organization

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. Our executive recruitment business is managed on a geographic basis throughout our four regions: North America; South America; EMEA; and Asia Pacific. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia Pacific. We face risks associated with political instability, legal requirements and currency fluctuations in these international operations. Examples of such risks include difficulties in staffing and managing global operations, social and political instability, fluctuation in currency exchange rates and potential adverse tax consequences.

Professional Staff and Employees

As of April 30, 2008, we had approximately 1,894 executive recruitment employees consisting of 514 consultants and 1,380 associates, researchers, administrative and support staff. In addition, we had 15 consultants in our two unconsolidated Mexico offices. Futurestep had 636 employees as of April 30, 2008, consisting of 170 consultants and 466 administrative and support staff. Corporate had 54 professionals at April 30, 2008. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

In Executive Recruitment, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead assignments. We have training and professional development programs. Promotion to senior client partner is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and help build effective teams. In addition, we have a program for recruiting experienced professionals into our firm.

The following table provides information relating to each of our business segments for fiscal 2008:

			Number of	Number of
		Operating	Offices as of	Consultants as of
		Income	April 30,	April 30,
	Fee Revenue	(Loss)	2008	2008
	(Dollars in thousands)

Executive Recruitment:
North America	$374,891	$70,628	29	259
EMEA	183,042	29,820	23	143
Asia Pacific	95,915	19,299	17	89
South America	25,556	2,230	7	23

Total Executive Recruitment	679,404	121,977	76	514
Futurestep(1)	111,166	8,545	13	170
Corporate	—	(38,669)	—	—

Total	$790,570	$91,853	89	684

(1)	Futurestep partially occupies 20 of the executive recruitment offices globally in 16 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the United States and other geographical regions in which the Company operates:

	Fiscal Year Ending April 30,
	2008	2007	2006
	(Dollars in thousands)

Fee Revenue:
United States	$368,039	$324,349	$260,988
Canada	48,646	35,559	26,432
EMEA	223,826	179,974	147,329
Asia Pacific	124,503	96,114	72,473
South America	25,556	17,426	15,660

Total	$790,570	$653,422	$522,882

Item 1A.	Risk Factors

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

We compete for executive search business with numerous executive search firms and businesses that provide job placement services. Traditional executive search competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are no extensive barriers to entry into the executive search industry, and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. Increased competition may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, or lose market share, each of which could reduce our revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive search firms for qualified consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. This risk is heightened due to the general portability of a consultant’s business. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our revenue to decline and our business to be harmed.

Economic conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could undermine our future profitability.

Demand for our services is affected by the general level of economic activity in the geographic regions and industries in which we operate. When economic activity slows, many companies hire fewer permanent employees. Any significant economic downturn, on a global basis, in North America (our largest region), or in other regions or industries where our operations are heavily concentrated, could harm our business, results of operations and financial condition.

If we are unable to retain our executive officers and key personnel, or integrate new members of our senior management who are critical to our business, we may not be able to successfully manage our business in the future.

Our future success depends upon the continued service of our executive officers and other key management personnel. If we lose the services of one or more of our executives or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, or if we are unable to integrate new members of our senior management who are critical to our business, we may not be able to successfully manage our business or achieve our business objectives.

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

We are subject to potential legal liability from clients, employees and candidates for employment. Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive search process. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination, violations of employment law or other matters. We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates.

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

We operate in 38 countries and, during the year ended April 30, 2008, generated nearly half our fee revenue from operations outside of North America. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

Either by agreement with clients, or for client relations or marketing purposes, we sometimes refrain from, for a specified period of time, recruiting candidates from a client when conducting searches on behalf of other clients. These off-limit agreements can generally remain in effect for up to two years following completion of an assignment. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive searches for the client. Our inability to recruit candidates from these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot ensure that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

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

Our corporate office is located in Los Angeles, California. We lease all 89 of our executive recruitment and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2008, we leased an aggregate of approximately 754,000 square feet of office space. The leases generally are for terms of one to 12 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Executive Officers of the Registrant

Name	Age	Position

Paul C. Reilly	54	Chairman of the Board
Gary D. Burnison	47	Chief Executive Officer
Stephen J. Giusto	45	Executive Vice President and Chief Financial Officer
Gary C. Hourihan	59	Chairman, Leadership Development Solutions
Robert H. McNabb	61	Chief Executive Officer, Futurestep, and Executive Vice President, Korn/Ferry
Ana Dutra	44	Executive Vice President and Chief Executive Officer of Leadership Development Solutions

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of April 30, 2008.

Paul C. Reilly has been Chairman of the Board since June 2001. Mr. Reilly served as our Chief Executive Officer from June 2001 until June 2007. Prior to joining Korn/Ferry, Mr. Reilly was Chief Executive Officer of KPMG International from October 1998 until 2001. Prior to being named to that position, Mr. Reilly served as Vice Chairman Financial Services of KPMG L.L.P, the United States member firm of KPMG International. Mr. Reilly joined KPMG International as a partner in 1987. Mr. Reilly is a director and chair of the audit committee of Raymond James Financial, Inc.

Gary D. Burnison has been Chief Executive Officer since July 2007. He was the Executive Vice President and Chief Financial Officer from March 2002 until June 30, 2007. He was appointed Chief Operating Officer from November 2003 until June 30, 2007. Prior to joining Korn/Ferry, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Earlier, Mr. Burnison was a partner at KPMG Peat Marwick.

Stephen J. Giusto has been Executive Vice President and Chief Financial Officer since November 2007. Prior to that, he served as Chief Financial Officer and Executive Vice President of Corporate Development and a member of the Board of Directors of Resources Connection, Inc. Prior to co-founding Resources Global Professionals in 1996 as a subsidiary of Deloitte & Touche, Mr. Giusto held various positions in Deloitte & Touche’s Real Estate practice. Mr. Giusto was admitted to the Deloitte & Touche partnership in 1996. Mr. Giusto graduated with a Bachelor in Science degree in Business Administration from Cal Poly San Luis Obispo in 1985, and is a Certified Public Accountant.

Robert H. McNabb has been Executive Vice President of Korn/Ferry since November 2003 and was appointed Chief Executive Officer for Futurestep in July 2002. Prior to becoming the Chief Executive Officer for Futurestep, he was President of the Futurestep Americas and Asia Pacific regions. Before joining Futurestep in December 2001, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

Gary C. Hourihan was appointed Chairman of Leadership Development Solutions on May 1, 2008. Previously, Mr. Hourihan served as our Executive Vice President (a position he held since January 1999) and President of Leadership Development Solutions from November 2002 to May 2008. As Chairman of Leadership Development Solutions, Mr. Hourihan is responsible for business generation, major account relationships and supporting the Company’s intellectual property development. Prior to joining Korn/Ferry, he was the co-founder, Chairman and Chief Executive Officer of SCA Consulting, one of the world’s leading executive compensation consulting firms, where he was employed from 1984 until joining Korn/Ferry.

Ana Dutra has been Executive Vice President of Korn/Ferry and Chief Executive Officer of Leadership Development Solutions since February 2008. She is responsible for driving the global growth of our Leadership Development Solutions group, including our Lominger, LeaderSource and Executive Compensation Advisors companies. Prior to joining Korn/Ferry, Ms. Dutra led the global organization and change strategy practice at Accenture from 2005 to 2008. Before this role, she led the organizational transformation practice at Mercer Management Consulting from 2001 to 2005. Earlier, Ms. Dutra was with Marakon Associates, CSC Index, Booz Allen Hamilton and IBM Consulting Group.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low

Fiscal Year Ended April 30, 2008
First Quarter	$27.13	$22.62
Second Quarter	$24.62	$16.27
Third Quarter	$20.75	$13.10
Fourth Quarter	$18.95	$14.42
Fiscal Year Ended April 30, 2007
First Quarter	$21.59	$17.73
Second Quarter	$23.18	$17.83
Third Quarter	$24.18	$21.51
Fourth Quarter	$24.86	$22.42

On June 25, 2008 the last reported sales price on the New York Stock Exchange for the common stock was $16.64 per share and there were approximately 5,600 beneficial holders of the common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. The following graph compares the monthly percentage change in the Company’s cumulative total stockholder return with the cumulative total return of the companies in the Standard & Poor’s 500 Stock Index and a peer group constructed by us. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2003, and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

The peer group is comprised of publicly traded companies, which are engaged principally or in significant part in professional staffing and consulting. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average. The members of the peer group are Caldwell Partners International Inc. (“CWL/A CN”), Heidrick & Struggles International, Inc. (“HSII”) and Hudson Highland Group (“HHGP”).

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG KORN/FERRY INTERNATIONAL, THE S & P 500 INDEX
AND A PEER GROUP

* $100 invested on 4/30/03 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Dividends and Stock Repurchases

We have not paid any cash dividends on our common stock since April 30, 1996 and do not currently intend to pay any cash dividends on our common stock in the foreseeable future. The Board of Directors has authorized the Company to repurchase up to $175.0 million of the Company’s outstanding shares of common stock pursuant to issuer repurchase programs. We have repurchased approximately $131.5 million of the Company’s common stock as of April 30, 2008 under these programs. Future dividend policy as well as decisions to execute our currently outstanding issuer repurchase programs will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility does not restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

On March 7, 2007, the Company issued notice for the redemption (the “Redemption Notice”) of its 7.5% Convertible Subordinated Notes (the “Convertible Notes”) in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock (the “Convertible Preferred Stock”) in an aggregate principle price of $10 million. As of March 7, 2007, $45.6 million of the Convertible Notes and $11.4 million of the Convertible Preferred Stock were outstanding. In response to the Redemption Notice, the beneficial owner of the Convertible Notes and the Convertible Preferred Stock exercised its option to convert (the “Conversion”) the Convertible Notes and the Convertible Preferred Stock, pursuant to the terms thereof, which were convertible into shares of the Company’s common stock at $10.19 per share. The Conversion resulted in (i) 5,586,187 shares of the Company’s common stock being delivered to the holder of the convertible securities in April 2007 and (ii) the cancellation of the Convertible Notes and Convertible Preferred Stock in April 2007.

The issuance of the shares of the Company’s common stock into which the Convertible Notes and the Convertible Preferred Stock were converted was exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of the exemption afforded by Section 3(a)(9) thereof. Such determination was based upon the fact that the securities exchanged in connection with the Conversion were made by the Company with its existing security holder exclusively, the then beneficial owners of the Convertible Notes and Convertible Preferred Stock, and no commission or other remuneration was paid of given directly or indirectly for soliciting such exchange.

Issuer Purchases of Equity Securities

During the twelve months ended April 30, 2008, the Company repurchased common stock under the common stock repurchase programs approved by the Board of Directors in December 2005, June 2006, March 2007 and November 2007. Pursuant to these programs, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

The following table summarizes common stocks repurchased during the last quarter of fiscal 2008:

Approximate
Dollar Value of
			Shares Purchased	Shares that
			as Part of	May Yet be
			Publicly-	Purchased
		Average	Announced	under the
	Shares	Price Paid	Programs	Programs
	Purchased	per Share	(1), (2), (3) and (4)	(1), (2), (3) and (4)

February 1, 2008-February 29, 2008	—	$—	—	$43.5 million
March 1, 2008-March 31, 2008	2,466	$18.01	—	$43.5 million
April 1, 2008-April 30, 2008	3,576	$18.01	—	$43.5 million

Total	6,042		—

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program (the “2005 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(2)	On June 8, 2006 the Board of Directors approved the repurchase of a further $25 million of the Company’s common stock in a common stock repurchase program (the “2006 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(3)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program (the “2007 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(4)	On November 2, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program (the “2008 program”). The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2008, 2007 and 2006 and the selected balance sheet data as of April 30, 2008 and 2007 are derived from our consolidated financial statements, audited by Ernst & Young LLP appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2006, 2005 and 2004 and the selected statement of income data set forth below for the fiscal years ended April 30, 2005 and 2004 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Fiscal Year Ended April 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share and other operating data)

Selected Statement of Income Data:
Fee revenue	$790,570	$653,422	$522,882	$452,194	$328,331
Reimbursed out-of-pocket engagement expenses	45,072	35,779	28,887	24,183	22,372

Total revenue	835,642	689,201	551,769	476,377	350,703
Compensation and benefits	540,056	447,692	341,196	292,913	221,177
General and administrative expenses	134,542	105,312	93,462	83,544	71,623
Out-of-pocket engagement expenses	58,750	44,662	31,927	25,702	23,557
Depreciation and amortization	10,441	9,280	9,002	8,437	10,030
Asset impairment and restructuring charges(1)	—	—	—	—	8,526

Total operating expenses	743,789	606,946	475,587	410,596	334,913

Operating income	91,853	82,255	76,182	65,781	15,790
Interest and other income, net	11,949	10,416	11,086	3,360	1,779
Interest expense	4,812	10,172	10,244	10,463	9,903
Provision for income taxes	36,081	30,164	19,594	20,251	3,218
Equity in earnings of unconsolidated subsidiaries, net	3,302	3,163	2,000	193	955

Net income	$66,211	$55,498	$59,430	$38,620	$5,403

Basic earnings per share	$1.50	$1.40	$1.49	$1.00	$0.14
Diluted earnings per share	$1.46	$1.24	$1.32	$0.90	$0.13
Basic weighted average common shares outstanding	44,012	39,774	39,890	38,516	37,466
Diluted weighted average common shares outstanding	45,528	46,938	47,270	46,229	40,311
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$374,891	$329,065	$259,089	$225,850	$170,678
EMEA	183,042	146,155	120,059	110,455	78,236
Asia Pacific	95,915	74,987	57,922	51,196	36,818
South America	25,556	17,426	15,660	10,828	8,371

Total executive recruitment	679,404	567,633	452,730	398,329	294,103
Futurestep	111,166	85,789	70,152	53,865	34,228

Total fee revenue	$790,570	$653,422	$522,882	$452,194	$328,331

Number of offices (at period end)	89	82	72	70	69
Number of consultants (at period end)	684	601	507	474	443
Number of new engagements opened	11,106	10,415	9,608	8,062	6,606

	Fiscal Year Ended April 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share and other operating data)

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$318,918	$232,531	$211,768	$178,983	$108,102
Marketable securities	70,344	91,736	66,429	27,965	—
Working capital	253,810	235,271	218,206	146,071	88,436
Total assets	880,214	761,491	635,491	534,168	398,012
Total long-term debt(2)	—	—	45,147	44,949	44,400
Mandatorily redeemable preferred stock(2)	—	—	10,989	10,795	10,512
Total stockholders’ equity	496,134	432,955	323,751	252,902	181,252

(1)	In response to deteriorating economic conditions encountered in fiscal 2004, we recognized $8.5 million of restructuring charges comprised of (a) severance restructuring charges of $6.7 million and (b) facilities restructuring charges of $1.8 million.

(2)	In the fourth quarter of fiscal 2007, we issued notice for the redemption of our 7.5% Convertible Series Subordinated Notes and 7.5% Convertible Series A Preferred Stock. In response, the holder of the notes and preferred stock exercised its option to convert the debt and preferred stock pursuant to the terms of the original agreements. The conversion resulted in approximately 5.6 million shares of our common stock being delivered to the debt and preferred stock holder in April 2007. As of April 30, 2008, we had no outstanding amounts related to these convertible securities. Conversion of debt is discussed in Item 7, Long-Term Debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those set forth above under the caption, “Risk Factors”, including dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, and employment liability risk. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Summary

Korn/Ferry is a premier provider of talent management solutions. We are the largest global provider of executive search, outsourced recruiting and leadership development solutions with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), outsourced recruitment, leadership development solutions and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2008 were for board level, chief executive and other senior executive and general management positions. Our 5,120 clients in fiscal 2008 included approximately 49% of the FORTUNE 500 companies. We have established strong client loyalty; 74% of the executive recruitment assignments we performed during the last fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to achieve our long-term vision of being the leading provider of executive search, outsourced recruiting and leadership development solutions, our strategic focus for fiscal 2009 will center upon increasing market share and further enhancing the cross-selling of our multi-product strategy. We will continue to address areas of increasing client demand, including RPO and LDS. We will explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased 21% in fiscal year 2008 to $790.6 million with increases in all regions. The North American region experienced the largest dollar increase in fee revenue. In fiscal 2008, we earned an operating profit of $91.9 million with operating income from executive recruitment of $122.0 million and $8.5 million from Futurestep, offset by corporate expenses of $38.6 million. This represents an increase of 12% over operating income of $82.3 million in fiscal 2007.

We had no long-term debt or outstanding balance under our credit facility at April 30, 2008. Our working capital increased $18.5 million during fiscal 2008 to $253.8 million at April 30, 2008.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

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

Carrying Values.  Valuations are required under U.S. generally accepted accounting principles to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are goodwill, intangible assets and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Fiscal Year Ended April 30,
	2008	2007	2006

Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.7	5.5	5.5

Revenue	105.7	105.5	105.5
Compensation and benefits	68.3	68.5	65.3
General and administrative expenses	17.0	16.1	17.9
Out-of-pocket engagement expenses	7.4	6.8	6.1
Depreciation and amortization	1.4	1.5	1.6

Operating income	11.6	12.6	14.6

Net income	8.4%	8.5%	11.4%

The following tables summarize the results of our operations by business segment (dollars in thousands):

	Fiscal Year Ended April 30,
	2008		2007		2006
	Dollars	%	Dollars	%	Dollars	%

Fee revenue
Executive recruitment:
North America	$374,891	47.4%	$329,065	50.4%	$259,089	49.6%
EMEA	183,042	23.2	146,155	22.4	120,059	23.0
Asia Pacific	95,915	12.1	74,987	11.5	57,922	11.1
South America	25,556	3.2	17,426	2.6	15,660	2.9

Total executive recruitment	679,404	85.9	567,633	86.9	452,730	86.6
Futurestep	111,166	14.1	85,789	13.1	70,152	13.4

Total fee revenue	790,570	100.0%	653,422	100.0%	522,882	100.0%

Reimbursed out-of-pocket engagement expenses	45,072		35,779		28,887

Total revenue	$835,642		$689,201		$551,769

	Fiscal Year Ended April 30,
	2008		2007		2006
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)

Operating income (loss)
Executive recruitment:
North America	$70,628	18.8%	$69,815	21.2%	$62,124	24.0%
EMEA	29,820	16.3	24,166	16.5	22,361	18.6
Asia Pacific	19,299	20.1	16,010	21.4	13,374	23.1
South America	2,230	8.7	1,894	10.9	2,839	18.1

Total executive recruitment	121,977	18.0	111,885	19.7	100,698	22.2
Futurestep	8,545	7.7	7,854	9.2	3,351	4.8
Corporate	(38,669)		(37,484)		(27,867)

Total operating income	$91,853	11.6%	$82,255	12.6%	$76,182	14.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Fiscal 2008 Compared to Fiscal 2007

Fee Revenue.

Fee revenue increased $137.2 million, or 21%, to $790.6 million in fiscal 2008 compared to $653.4 million in fiscal 2007. The improvement in fee revenue is attributable mainly to an 8% increase in the number of engagements billed within executive recruitment and an increase of 13% in average fees in all regions. Exchange rates favorably impacted fee revenues by $35.4 million in fiscal 2008.

Executive Recruitment — Executive recruitment fee revenue increased $111.8 million, or 20%, to $679.4 million in fiscal 2008 due to an increase in the number of engagements billed, an increase in average fees and $10.4 million from the Lominger Entities in fiscal 2007. On a year-to-date basis, the number of executive recruitment engagements billed increased 11% in fiscal 2008 as compared to fiscal 2007.

North America fee revenue increased $45.8 million, or 14%, to $374.9 million in fiscal 2008 primarily due to a 10% increase in the number of engagements billed as well as a 4% increase in average fees as compared to fiscal 2007. The industrial, education, life sciences and healthcare sectors were the primary contributors to the increase in fee revenues offset by a slight decline within the financial services sector. Increased demand for the LDS products and services also resulted in a $23.7 million increase in fee revenues.

EMEA reported fee revenue of $183.0 million in fiscal 2008, an increase of $36.8 million, or 25%, compared to $146.2 million in fiscal 2007, which was driven by a 15% increase in the number of engagements billed and an increase in average fees of 9%. Fee revenue growth was experienced throughout the region in fiscal 2008 with the strongest performance from offices located in Germany, United Arab Emirates, France and Sweden. The industrial, technology and consumer goods sectors experienced strong growth in fiscal 2008 over fiscal 2007. Exchange rates favorably impacted EMEA fee revenue by $15.4 million in fiscal 2008.

Asia Pacific fee revenue increased $20.9 million, or 28%, to $95.9 million in fiscal 2008, compared to fiscal 2007 due to a 9% increase in the number of engagements billed and an increase in average fees of 18%. The offices of Greater China (Hong Kong, Shanghai and Beijing), Australia, India and Singapore contributed 23%, 26%, 22% and 15%, respectively, the increase in fee revenue. All sectors experienced strong growth during fiscal 2008, with the industrial and financial services sectors providing the largest contributions to the increase in fee revenue compared to fiscal 2007. Exchange rates favorably impacted fee revenue for Asia Pacific by $5.3 million in fiscal 2008.

South America fee revenue was $25.6 million in fiscal 2008, an increase of $8.1 million, or 47%, of which $2.9 million related to the favorable impact of exchange rates. Overall number of engagements billed within the region were comparable to fiscal 2007 while average fees increased by 32%. Every country in the region experienced growth during fiscal 2008, except for Ecuador and Peru which had fee revenues comparable to fiscal 2007, with Brazil and Columbia contributing approximately 78% and 12%, respectively, of the increase in fee revenues.

Futurestep — Fee revenue increased $25.4 million, or 30%, to $111.2 million in fiscal 2008 compared to $85.8 million in fiscal 2007. The improvement in fee revenue, reflected across all regions, is due to an increase in average fees resulting from our emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $11.0 million, or 36%, to $41.8 million in fiscal 2008 due to the acquisition of The Newman Group in June 2007 and growth in Canada. Asia Pacific fee revenue increased to $28.6 million in fiscal 2008, an increase of $7.5 million, or 36%, reflecting increased revenue from RPO. Europe fee revenue increased $6.9 million, or 20%, to $40.8 million in fiscal 2008, arising from increased business across the region and a migration to larger engagements. Exchange rates favorably impacted fee revenue by $8.0 million in fiscal 2008.

Compensation and Benefits.

Compensation and benefits expense increased $92.4 million, or 21%, to $540.1 million in fiscal 2008 from $447.7 million in fiscal 2007. The increase in compensation and benefits expense is primarily due to increased global headcount of 323, or 14%, at April 30, 2008 compared to prior year, including an 18% increase in the average number of consultants, coupled with increased productivity and retention awards. Exchange rates unfavorably impacted compensation and benefits expense by $22.4 million in fiscal 2008.

Executive recruitment compensation and benefits costs of $440.7 million increased $75.7 million in fiscal 2008, or 21%, compared to $365.0 million in fiscal 2007 primarily due to the number of consultants hired in fiscal 2008. In fiscal 2008, the number of consultants increased by 24, or 5%, compared to fiscal 2007. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $17.4 million in fiscal 2008. Executive recruitment compensation and benefits expense, as a percentage of fee revenue, increased to 65% in fiscal 2008 compared to 64% in fiscal 2007.

Futurestep compensation and benefits expense increased $17.9 million, or 31%, to $76.3 million in fiscal 2008 from $58.4 million in fiscal 2007 due to significant investments in new employees which increased Futurestep average consultant headcount by 71% during fiscal 2008. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $5.0 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 69% in fiscal 2008 from 68% in fiscal 2007.

Corporate compensation and benefits expense decreased $1.2 million, or 5%, to $23.1 million in fiscal 2008, primarily from a $5.2 million charge for executive contract changes recorded in the fourth quarter of fiscal 2007 that was not present in fiscal 2008 offset by increases in salary and stock-based compensation expenses in fiscal 2008.

General and Administrative Expenses.

General and administrative expenses increased $29.2 million, or 28%, to $134.5 million in fiscal 2008 compared to $105.3 million in fiscal 2007. Exchange rates unfavorably impacted general and administrative expenses by $7.1 million in fiscal 2008.

Executive recruitment general and administrative expenses increased $20.9 million, or 27%, from $76.7 million in fiscal 2007 to $97.6 million in fiscal 2008. The increase was driven by increases of $8.5 million in premise and office expenses, $5.0 million in business development expenses, $3.7 million in other types of general expenses including meetings and travel expense and $3.1 million in bad debt expense. Increased premise and office expense was attributable to all regions due to increased rent expense, total space leased and associated utility costs. Business development increased primarily due to growth in the business and increased advertising and promotion costs to elevate our brand. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 14% in both fiscal 2008 and 2007.

Futurestep general and administrative expenses increased $6.4 million, or 40%, to $22.6 million, in fiscal 2008 compared to fiscal 2007, primarily due to a net increase in premise and office expense of $2.8 million resulting from increases in rent expense across all regions, the opening of new offices in Europe and Asia and $0.9 million reversal of a previously recorded lease reserve in fiscal 2007 that was not present in fiscal 2008. Other administrative expenses increased $1.3 million in fiscal 2008 resulting from an increase in travel and meeting expenses. Bad debt expense increased $0.6 million in fiscal 2008 as a result of an increase in revenues and accounts receivable balances. Futurestep general and administrative expenses, as a percentage of fee revenue, increased to 20% in fiscal 2008 from 19% in fiscal 2007.

Corporate general and administrative expenses increased $1.9 million, or 15%, to $14.3 million in fiscal 2008 primarily due to increased professional fees and premise and office expenses related to additional office space leased in fiscal 2007.

Out-of-Pocket Engagement Expenses.  Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses of $58.8 million increased $14.1 million, or 32%, in fiscal 2008 compared to fiscal 2007. As a percentage of fee revenue, out-of-pocket engagement expenses increased less than 1% in fiscal 2008 compared to 7% in fiscal 2007.

Depreciation and Amortization Expenses.  Depreciation and amortization expense of $10.4 million in fiscal 2008 increased $1.1 million, or 12%, from fiscal 2007. Depreciation expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in such expenses in fiscal 2008 is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion and office buildout and amortization of software costs that add new functionality in our corporate and executive search segments.

Operating Income.

Operating income increased $9.6 million, or 12%, to $91.9 million in fiscal 2008 compared to $82.3 million in fiscal 2007, resulting from increased revenue of $146.4 million offset by a $136.8 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses.

Executive recruitment operating income increased $10.1 million, or 9%, to $122.0 million in fiscal 2008 compared to $111.9 million in fiscal 2007. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased professional fees, premise and other general administrative expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 18% from 20%, due to our continued investment in LDS and increases in productivity based compensation during fiscal 2008.

Futurestep operating income increased by $0.6 million to $8.5 million in fiscal 2008 as compared to operating income of $7.9 million in fiscal 2007. The increase in Futurestep operating income is primarily due to higher average fees in engagements billed, offset by a $0.9 million reversal of a previously recorded lease reserve recorded in fiscal 2007 and not present in fiscal 2008 and an increase in compensation and benefits and general and administrative expenses as a percentage of fee revenue in fiscal 2008. Futurestep operating income, as a percentage of fee revenue, declined to 8% in fiscal 2008 from 9% in fiscal 2007.

Interest Income and Other Income, Net.  Interest income and other income, net, increased by $1.5 million to $11.9 million in fiscal 2008 from $10.4 million in fiscal 2007. Interest and dividend income increased as a result of higher yields on larger balances of funds available for investment compared to fiscal 2007.

Interest Expense.  Interest expense was $4.8 million in fiscal 2008, a decrease of $5.4 million compared to fiscal 2007. Interest expense in fiscal 2008 primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”). The decrease in interest expense is primarily due to the conversion of the Company’s convertible preferred stock and subordinated notes to common shares in the fourth quarter of fiscal 2007.

Provision for Income Taxes.  The provision for income taxes was $36.1 million in fiscal 2008 compared to $30.2 million in fiscal 2007. The provision for income taxes in fiscal 2008 reflects a 36.4% effective tax rate. The provision for income taxes for fiscal 2007 reflects a 36.6% tax rate.

Equity in Earnings of Unconsolidated Subsidiaries.  Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one line adjustment to net income, net of taxes. Equity in earnings was $3.3 million in fiscal 2008 compared to $3.2 million in fiscal 2007, resulting from increased profitability in the Mexican subsidiaries. Dividends received from the Company’s unconsolidated subsidiaries equaled $2.9 million in fiscal 2008, and are reflected as a reduction in the carrying value of our investment.

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

Executive Recruitment — Executive recruitment fee revenue increased $114.9 million, or 25%, due to an increase in the number of engagements billed, an increase in average fee and the Lominger acquisition. On a year-to-date basis, the number of executive recruitment engagements billed have increased by 8% as compared to last year.

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

Futurestep — Fee revenue increased $15.6 million, or 22%, to $85.8 million in fiscal 2007 compared to $70.2 million in fiscal 2006. The improvement in fee revenue, reflected across all regions, is due to an increase in average fees resulting from our continued strategic emphasis on larger outsourced recruiting solutions. Of the total increase in fee revenue, Asia Pacific experienced the largest increase in fee revenue of $6.6 million, or 45%, to $21.1 million reflecting increased revenue from areas including RPO and Interim Solutions. Europe fee revenue increased $6.6 million, or 24%, to $33.9 million, arising from increased business in France, the United Kingdom,

Spain and Australia and a migration to larger engagements. Exchange rates favorably impacted fee revenue by $2.5 million in the current year.

Compensation and Benefits.

Compensation and benefits expense increased $106.5 million, or 31%, to $447.7 million in fiscal 2007 from $341.2 million in fiscal 2006. The increase in compensation and benefits expense is primarily due to increased global headcount of 421, or 23%, compared to prior year, including an 16% increase in the average number of consultants, coupled with increased productivity and retention awards. Increased compensation and benefits also resulted from a $5.2 million charge for executive employment contract changes recorded in the fourth quarter of fiscal 2007 and $4.6 million of compensation and benefits from the Lominger Entities that wasn’t present last year. Exchange rates unfavorably impacted compensation and benefits expense by $9.3 million in the current year.

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

Executive recruitment operating income increased $11.2 million, or 11%, to $111.9 million in fiscal 2007 compared to $100.7 million in fiscal 2006. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased professional fees, premise and other general administrative expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 20% from 22%, due to certain executive employment contract changes, our continued investment in Leadership Development Solutions and increases in productivity based compensation during the current year.

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

We are not aware of any trends or demands or commitments that would materially affect liquidity or those that relate to our resources.

The net increase in our working capital of $18.5 million in fiscal 2008 compared to fiscal 2007 is primarily attributable to increases in accounts receivable balances related to overall growth in the number of engagements billed plus higher average fees per engagement in all regions and consistent accounts receivable collection.

Cash and cash equivalents and marketable securities were approximately $389.3 million and $324.3 million as of April 30, 2008 and 2007, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of auction rate municipal securities, equity securities and fixed income mutual funds. The primary objectives for these investments are liquidity.

As of April 30, 2008 we had $20.5 million of auction rate securities. Frequent auctions have historically provided a liquid market for our auction rate securities. However, in February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities we hold to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has diminished, and we expect that this decreased liquidity for our auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the credit worthiness of the issuers. We have continued to collect the interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the entire outstanding principal through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of different form of financing to replace these securities, or the maturing of the securities. We have classified auction rate securities as long-term marketable securities in our Consolidated Balance Sheet as of April 30, 2008. See Note 5 of our Notes to Consolidated Financial Statements for additional details about our investments in auction rate securities and other marketable securities.

Cash provided by operating activities was $109.5 million in fiscal 2008, an increase of $7.2 million, from $102.3 million in fiscal 2007. The increase in cash provided by operating activities is primarily due to a $10.7 million increase in net income, which was partially offset by the following changes: an increase in deferred income taxes of $6.6 million and an increase in accounts payable and accrued liabilities of $3.5 million related to productivity based compensation. The productivity based compensation increases are a direct result of substantial increases in revenues across business segments compared to the prior year. Offsetting these increases is a decrease in income taxes payable of $10.5 million resulting from utilization of tax net operating loss carry-forwards and tax credits related to foreign and alternative minimum taxes, and $5.2 million of deferred compensation plan accruals associated to contributions by the Company in various deferred compensations plans on behalf of employees compared to the prior year.

Cash provided by investing activities was $1.8 million for fiscal 2008, compared to $59.3 million used in the prior year. For the year ended April 30, 2008, the increase in cash provided was primarily attributable to $21.3 million of marketable securities sold in fiscal 2008 compared to purchases of $21.7 million in fiscal 2007. Capital expenditures during the year were $17.0 million, an increase of $2.9 million over prior year, primarily related to continuing expansion of our business and increased systems hardware and software costs. These expenditures primarily related to leasehold improvements from office expansion and internally-developed software projects including Executive Center and Searcher as well as the upgrade of financial reporting software.

Cash used in financing activities was $41.4 million in fiscal 2008, a $15.4 million increase from 2007. In the current fiscal year, we repurchased $64.2 million of common stock, of which the Company used the remaining $50.4 million of the $75.0 million of share repurchase funds authorized in June 2006 and March 2007 in addition to using $6.5 million of the $50 million authorization in November 2007 to buy back approximately 2.9 million shares.

These repurchases were offset by proceeds received from the exercise of stock options of $17.4 million and the related tax benefits of $4.6 million from stock option exercises in the current fiscal year due in part to an increase in vested shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2008 (in thousands):

	Payments Due in:
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease commitments(1)	$140,169	$30,014	$47,470	$28,049	$34,636
Accrued restructuring charges(2)	2,264	757	1,507	—	—

Total	$142,433	$30,771	$48,977	$28,049	$34,636

(1)	See Note 16, Commitments and Contingencies, in the Notes to Consolidated Financial Statements for additional information.

(2)	See Note 6, Restructuring Liability, in the Notes to Consolidated Financial Statements for additional information. Note that the above amounts represent rent payments, net of sublease income, on an undiscounted basis.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 8, Deferred Compensation and Retirement Plans.

We also make interest payments on our COLI loans. These loans are described in Note 12 to the Notes to Consolidated Financial Statements, Long-Term Debt. As the timing of these loan repayments are uncertain, we have not included these obligations in the table above.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment.

Long-Term Debt.

Total outstanding borrowings under our COLI policies were $60.7 million, $60.0 million and $58.4 million as of April 30, 2008, 2007 and 2006, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $142.1 million, $136.5 million and $129.0 million as of April 30, 2008, 2007 and 2006, respectively. At April 30, 2008, the net cash value of these policies was $81.4 million of which $66.6 million was held in a trust.

As of April 30, 2008, we had no outstanding Convertible Notes or Convertible Preferred Stock. On March 7, 2007, the Company issued notice for the redemption of its Convertible Notes in an aggregate principal amount of $40 million and its Convertible Preferred Stock in an aggregate principal price of $10 million. As of March 7, 2007, $45.6 million of the Convertible Notes and $11.4 million of the Convertible Preferred Stock was outstanding. The Convertible Notes and Convertible Preferred Stock were convertible into shares of the Company’s common stock at $10.19 per share. In response to the Redemption Notice, the holder of the Convertible Notes and Convertible Preferred Stock exercised the Conversion of the Convertible Notes and Convertible Preferred Stock pursuant to the terms thereof. The Conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the holder of the convertible securities in April 2007.

In March 2008, we amended our Senior Secured Revolving Credit Facility (the “Facility”). The Facility has a $50 million borrowing capacity with no borrowing base restrictions. The credit facility is secured by substantially all of our assets including certain accounts receivable balances and guarantees by and pledges of a portion of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis. As of April 30, 2008, we had no outstanding borrowings on our Facility.

Quarterly Results

The following table sets forth certain unaudited statement of income data for the quarters in fiscal 2008 and 2007. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented (dollars in thousands, except per share amounts).

	Quarters Ended
	Fiscal 2008				Fiscal 2007
	April 30	Jan. 31	Oct. 31	July 31	April 30	Jan. 31	Oct. 31	July 31

Fee revenue	$208,204	$201,156	$195,857	$185,353	$179,702	$165,239	$155,718	$152,763
Operating income	20,178	21,180	25,382	25,113	19,351	21,408	21,148	20,348
Net income	15,746	16,256	17,109	17,100	13,539	14,730	13,566	13,663
Net income per share
Basic	0.36	0.38	0.38	0.38	0.33	0.37	0.35	0.35
Diluted	0.36	0.37	0.37	0.36	0.30	0.33	0.31	0.31

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted FIN 48 as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3.5 million.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 should be applied to fiscal years beginning after December 15, 2007, with earlier adoption permitted. We adopted EITF 06-4 effective May 1, 2008 and it did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”)No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. We adopted this statement effective May 1, 2008 and it did not have a material impact on our financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We adopted this statement effective May 1, 2008 and it did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will generally be expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. As our fiscal year-end is April 30 we will continue to record and disclose business combinations following existing GAAP until May 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the year ended April 30, 2008, we recognized foreign currency gains, after income taxes, of $0.6 million primarily related to our EMEA and Asia Pacific operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange loss would have been $3.5 million, $5.9 million and $8.2 million, respectively, based on outstanding balances at April 30, 2008. If the U.S. dollar weakened by the same increments against Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, the Company’s exchange gain would have been $3.5 million, $5.9 million and $8.2 million, respectively, based on outstanding balances at April 30, 2008.

Interest Rate Risk.

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2008, we had no outstanding balance on our credit facility. We have $60.7 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2008 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of May 31, 2008, we held approximately $20.5 million of marketable securities investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally municipal notes or student loans which are substantially backed by the federal government. In mid-February 2008 liquidity issues in the global credit markets caused auctions for some of our auction rate securities to fail, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without loss within the next year, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter or that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses. See Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on pages F-2 and F-3, respectively.

Annual Certifications

The Company submitted an Annual CEO Certification to the New York Stock Exchange with respect to fiscal 2007 pursuant to Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

The Company filed the CEO and CFO Certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the year ended April 30, 2008.

Item 9B.	Other Information

Not applicable.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors,” “Nominees for Director — Class 2006,” “Nominees for Director — Class 2007,” “Nominees for Directors — Class 2008” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2008 Proxy Statement, and is incorporated herein by reference. See also “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

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

Item 11.	Executive Compensation

The information required by this Item will be included in our 2008 Proxy Statement, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2008 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2008 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and elsewhere in our 2008 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.

Page

1. Index to Financial Statements:
See Consolidated Financial Statements included as part of this Form 10-K. Pursuant to Rule 7-05 of Regulation S-X, the schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements.
F-1

Exhibits:

Exhibit
Number		Description of Exhibit

3.1		Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999, and incorporated herein by reference.
3.2		Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, filed July 29, 2002, and incorporated herein by reference.
4.1		Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000, and incorporated herein by reference.
4.2		Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.
4.3		Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.
4.4		Subordination Agreement, dated as of June 13, 2002, made by Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership in favor of Bank of America, N.A., filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.
10	.1*	Form of Indemnification Agreement between the Company and some of its executive officers and Directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.2*	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement of Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.3*	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.4*	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.5*	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.6*	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.7*	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.8*	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.9*	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.10*	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999, and incorporated herein by reference.
10	.11*	Employment Agreement between the Company and Paul C. Reilly, dated May 24, 2001, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed July 30, 2001, and incorporated herein by reference.
10	.12*	Amendment to Employment Agreement between the Company and Paul C. Reilly, dated December 1, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001, and incorporated herein by reference.
10	.13*	Second Amendment to Employment Agreement between the Company and Paul C. Reilly, dated July 1, 2003 filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.
10	.14*	Letter from the Company to Paul C. Reilly, dated June 6, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001, and incorporated herein by reference.
10	.15*	Employment Agreement between the Company and Windle B. Priem, dated June 30, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 14, 2001, and incorporated herein by reference.
10	.16*	Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed July 31, 2000, and incorporated herein by reference.
10	.17*	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001, and incorporated herein by reference.
10	.18*	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004, and incorporated herein by reference.
10.19		Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002, and incorporated herein by reference.
10	.21*	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.
10	.22*	Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002, and incorporated herein by reference.
10	.23*	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003, and incorporated herein by reference.
10	.24*	Employee Stock Purchase Plan filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003, and incorporated herein by reference.
10	.25*	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.
10.26		Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.27*	Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004 , filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.
10	.28*	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004, and incorporated herein by reference.
10.29		Amended and Restated Credit Agreement dated as of February 22, 2005 among the Company, the lenders party thereto and Wells Fargo Bank, N.A., as administrative agent, filed as Exhibit 4.01 to the Company’s Current Report on Form 8-K, filed February 23, 2005, and incorporated herein by reference.
10	.30*	Fourth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 7, 2005, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2005, and incorporated herein by reference.
10.31		Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006, and incorporated herein by reference.
10	.32*	Fifth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated April 26, 2006, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2006, and incorporated herein by reference.
10	.33*	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006, and incorporated herein by reference.
10	.34*	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006, and incorporated herein by reference.
10	.35*	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006, and incorporated herein by reference.
10	.36*	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006, and incorporated herein by reference.
10	.37*	Letter Agreement dated December 14, 2006 by and among the Company and Gary C. Hourihan, Executive Vice President of the Company and President of Leadership Development Solutions, modifying the terms of Mr. Hourihan’s Employment Agreement, dated March 6, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2007, and incorporated herein by reference.
10	.38*	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007, and incorporated herein by reference.
10	.39*	Non Renewal of Employment Agreement between the Company and Paul C. Reilly, dated April 24, 2007, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 29, 2007, and incorporated herein by reference.
10	.40*	Employment Agreement between the Company and Paul C. Reilly, dated April 24, 2007, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2007, and incorporated herein by reference.
10	.41*	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007, and incorporated herein by reference.
10	.42*	Employment Agreement between the Company and Stephen J. Giusto, dated October 10, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007, and incorporated herein by reference.

Exhibit
Number		Description of Exhibit

10	.43*	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007, and incorporated herein by reference.
10	.44*	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008, and incorporated herein by reference.
21.1		Subsidiaries of Korn/Ferry International.
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By:	/s/ Stephen J. Giusto
Stephen J. Giusto
Executive Vice President and Chief Financial
Officer

Date: June 30, 2008

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

Signature	Title	Date

/s/ Paul C. Reilly Paul C. Reilly	Chairman of the Board	June 30, 2008

/s/ Gary D. Burnison Gary D. Burnison	Chief Executive Officer	June 30, 2008

/s/ James E. Barlett James E. Barlett	Director	June 30, 2008

/s/ Frank V. Cahouet Frank V. Cahouet	Director	June 30, 2008

/s/ Patti S. Hart Patti S. Hart	Director	June 30, 2008

/s/ Debra Perry Debra Perry	Director	June 30, 2008

Signature	Title	Date

/s/ Edward D. Miller Edward D. Miller	Director	June 30, 2008

/s/ Ihno Schneevoigt Ihno Schneevoigt	Director	June 30, 2008

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	June 30, 2008

/s/ Ken Whipple Ken Whipple	Director	June 30, 2008

/s/ Harry L. You Harry L. You	Director	June 30, 2008

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Korn/Ferry International (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2008.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2008 included in this annual report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, a copy of which is included in this Annual Report on Form 10-K.

June 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008 and our report dated June 26, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 26, 2008

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48 on May 1, 2007. Also as discussed in Note 1, the Company changed its method of accounting for defined benefit pension and other post retirement plans in accordance with Statement of Financial Accounting Standards No. 158 on April 30, 2007, and effective May 1, 2006, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 26, 2008

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Cash and cash equivalents	$318,918	$232,531
Marketable securities	49,869	91,736
Receivables due from clients, net of allowance for doubtful accounts of $11,504 and $9,822, respectively	119,952	107,751
Income tax and other receivables	7,071	6,357
Deferred income taxes	10,401	9,524
Prepaid expenses	20,057	16,861

Total current assets	526,268	464,760

Marketable securities, noncurrent	20,475	—
Property and equipment, net	32,462	25,999
Cash surrender value of company owned life insurance policies, net of loans	81,377	76,478
Deferred income taxes	47,128	42,013
Goodwill	142,699	124,268
Intangible assets, net	15,519	18,040
Investments and other	14,286	9,933

Total assets	$880,214	$761,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,309	$10,383
Income taxes payable	20,948	22,432
Compensation and benefits payable	199,081	158,145
Other accrued liabilities	37,120	38,529

Total current liabilities	272,458	229,489

Deferred compensation and other retirement plans	105,719	91,360
Other liabilities	5,903	7,687

Total liabilities	384,080	328,536
Stockholders’ equity:
Common stock, $0.01 par value, 150,000 shares authorized, 54,786 and 52,323 shares issued and 44,593 and 46,040 shares outstanding, respectively	358,568	380,559
Retained earnings	95,014	32,344
Accumulated other comprehensive income	43,097	20,605

Stockholders’ equity	496,679	433,508
Less: Notes receivable from stockholders	(545)	(553)

Total stockholders’ equity	496,134	432,955

Total liabilities and stockholders’ equity	$880,214	$761,491

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2008	2007	2006
	(In thousands, except per share amounts)

Fee revenue	$790,570	$653,422	$522,882
Reimbursed out-of-pocket engagement expenses	45,072	35,779	28,887

Total revenue	835,642	689,201	551,769
Compensation and benefits	540,056	447,692	341,196
General and administrative expenses	134,542	105,312	93,462
Out-of-pocket engagement expenses	58,750	44,662	31,927
Depreciation and amortization	10,441	9,280	9,002

Total operating expenses	743,789	606,946	475,587

Operating income	91,853	82,255	76,182
Interest and other income, net	11,949	10,416	11,086
Interest expense	4,812	10,172	10,244

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	98,990	82,499	77,024
Provision for income taxes	36,081	30,164	19,594
Equity in earnings of unconsolidated subsidiaries, net	3,302	3,163	2,000

Net income	$66,211	$55,498	$59,430

Basic earnings per common share	$1.50	$1.40	$1.49

Basic weighted average common shares outstanding	44,012	39,774	39,890

Diluted earnings per common share	$1.46	$1.24	$1.32

Diluted weighted average common shares outstanding	45,528	46,938	47,270

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
	Number			Restricted	Other
	of	Common	Retained	Stock	Comprehensive	Stockholders’	Comprehensive
	Shares	Stock	Earnings	Compensation	Income	Equity	Income
	(In thousands)

Balance as of May 1, 2005	39,888	330,745	(82,584)	(4,355)	9,679	253,485	—
Purchase of stock	(1,045)	(20,687)	—	—	—	(20,687)	—
Issuance of stock	1,941	20,049	—	—	—	20,049	—
Issuance of restricted stock	417	7,471	—	(7,511)	—	(40)	—
Amortization of unearned restricted stock compensation	—	—	—	4,135	—	4,135	—
Variable stock-based compensation	—	837	—	—	—	837	—
Tax benefit from exercise of stock options	—	5,870	—	—	—	5,870	—
Comprehensive income:
Net income	—	—	59,430	—	—	59,430	$59,430
Reclassification adjustment for gains included in net income	—	—	—	—	(573)	(573)	(573)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	872	872	872
Foreign currency translation adjustments	—	—	—	—	932	932	932

Comprehensive income	—	—	—	—	—	—	$60,661

Balance as of April 30, 2006	41,201	344,285	(23,154)	(7,731)	10,910	324,310	—
Adjustment from adoption of SFAS No. 123(R)	—	(7,731)	—	7,731	—	—	—
Purchase of stock	(2,722)	(57,622)	—	—	—	(57,622)	—
Issuance of stock	1,975	22,986	—	—	—	22,986	—
Conversion of 7.5% Convertible Series A Preferred Stock	1,117	11,257	—	—	—	11,257	—
Conversion of 7.5% Convertible Subordinated Notes	4,469	45,043	—	—	—	45,043	—
Variable stock-based compensation	—	(339)	—	—	—	(339)	—
Stock-based compensation	—	15,669	—	—	—	15,669	—
Tax benefit from exercise of stock options	—	7,011	—	—	—	7,011	—
Adjustment from adoption of SFAS No. 158, net of income taxes	—	—	—	—	(335)	(335)	—
Comprehensive income:
Net income	—	—	55,498	—	—	55,498	$55,498
Unrealized gain on marketable securities, net of taxes	—	—	—	—	844	844	844
Foreign currency translation adjustments	—	—	—	—	9,186	9,186	9,186

Comprehensive income	—	—	—	—	—	—	$65,528

Balance as of April 30, 2007	46,040	380,559	32,344	—	20,605	433,508
Purchase of stock	(3,099)	(60,950)	—	—	—	(60,950)	—
Issuance of stock	1,652	18,736	—	—	—	18,736	—
Variable stock-based compensation	—	(76)	—	—	—	(76)	—
Stock-based compensation	—	15,429	—	—	—	15,429	—
Tax benefit from exercise of stock options	—	5,096	—	—	—	5,096	—
Cumulative effect of the adoption of FIN 48	—	—	(3,541)	—	—	(3,541)	—
Purchase of minority shares	—	(226)	—	—	—	(226)	—
Comprehensive income:
Net income	—	—	66,211	—	—	66,211	$66,211
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(3,516)	(3,516)	(3,516)
Foreign currency translation adjustments	—	—	—	—	24,894	24,894	24,894
Defined benefits plans	—	—	—	—	1,114	1,114	1,114

Comprehensive income	—	—	—	—	—	—	$88,703

Balance as of April 30, 2008	44,593	$358,568	$95,014	$—	$43,097	$496,679

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2008	2007	2006
	(In thousands)

Cash from operating activities:
Net income	$66,211	$55,498	$59,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,441	9,280	9,002
Stock-based compensation expense	15,949	15,556	—
Interest paid in kind and amortization of discount on convertible securities	—	915	975
Gain on disposition of property and equipment	561	—	59
Provision for doubtful accounts	10,299	6,583	6,475
Gains on cash surrender value of life insurance policies	(3,780)	(5,647)	(5,460)
Realized gains on marketable securities	(5,555)	(2,138)	(1,234)
Recovery on investment loss	—	—	(4,685)
Deferred income tax benefit	(5,992)	(12,571)	(2,183)
Non cash compensation arrangements	1,042	977	6,246
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	14,359	19,570	12,656
Receivables	(23,214)	(25,966)	(19,459)
Prepaid expenses	(3,143)	(2,332)	(309)
Investment in unconsolidated subsidiaries	(4,180)	(3,668)	(3,160)
Income taxes payable	(5,282)	5,178	1,566
Accounts payable and accrued liabilities	47,802	44,328	15,470
Other	(6,007)	(3,232)	(803)

Net cash provided by operating activities	109,511	102,331	74,586

Cash from investing activities:
Purchase of property and equipment	(16,976)	(14,108)	(11,310)
Proceeds from (purchase of) marketable securities	21,266	(21,670)	(35,823)
Cash paid for acquisitions, net of cash required	(3,622)	(24,129)	(1,049)
Premiums on life insurance policies	(1,835)	(1,844)	(1,853)
Dividends received from unconsolidated subsidiaries	2,923	2,429	2,669

Net cash provided by (used in) investing activities	1,756	(59,322)	(47,366)

Cash from financing activities:
Payments on life insurance policy loans	(1,012)	—	—
Borrowings under life insurance policies	1,728	1,611	1,768
Purchase of common stock	(64,162)	(57,622)	(20,687)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with employee stock purchase plan	17,436	22,975	20,049
Tax benefit from exercise of stock options	4,612	7,011	5,870
Receipts on stockholders’ notes	8	6	24

Net cash (used in) provided by financing activities	(41,390)	(26,019)	7,024

Effect of exchange rate changes on cash and cash equivalents	16,510	3,773	(1,459)

Net increase in cash and cash equivalents	86,387	20,763	32,785
Cash and cash equivalents at beginning of the year	232,531	211,768	178,983

Cash and cash equivalents at end of the year	$318,918	$232,531	$211,768

Supplemental disclosures of consolidated cash flow information:
Cash paid for interest	$4,379	$10,019	$4,401

Cash paid for income taxes	$47,760	$27,951	$14,033

Supplemental disclosures of non-cash investing and financing activities:
Conversion of debt to equity	$—	$56,300	$—

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2008
(Dollars in thousands, except per share amounts)

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive search, outsourced recruiting and leadership development solutions on a retained basis.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Investments in companies in which the Company does not have a controlling interest, or an ownership and voting interest so large as to exert significant influence, are accounted for at market value if the investment is publicly traded or at cost if the investment is not publicly traded. Dividends and other distributions of earnings from both market-value and cost-method investments are included in other income when declared. Dividends received from our two unconsolidated subsidiaries in Mexico were approximately $2,900, $2,400 and $2,700 for fiscal 2008, 2007 and 2006, respectively.

Basis of Presentation

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“U.S. GAAP”) and prevailing practice within the industry.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. As a result, actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition (discussed in Revenue Recognition below), deferred compensation (see Note 8), marketable securities (see Note 5) and evaluation of the carrying value of goodwill and intangible assets (discussed in Goodwill and Intangible Assets below) and deferred income taxes (see Note 9).

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

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expense based on historical experience. After all collection efforts have been exhausted, the Company reduces the allowance for

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

doubtful accounts for balances identified as uncollectible. Total write-offs of accounts receivable were $8,080, $5,653 and $4,818 for fiscal 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible and mature within three months from the date of purchase.

Available-for-Sale Securities

The Company considers its marketable securities as available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of April 30, 2008 and 2007. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity until the investment is sold or an unrealized loss is no longer considered temporary, at which time the realized or recognized gain or (loss) is included in operations. Realized capital gains and losses on investments are determined on a specific-identification basis.

Goodwill and Intangible Assets

Goodwill arising from acquisitions (see Notes 14 and 15) is recorded as the excess of the purchase price over the fair value of assets acquired. Purchased intangible assets are recorded at the estimated fair value of customer lists, intellectual property and trademarks acquired. Purchased intangible assets are amortized using the straight-line method over the estimated useful lives of 10 to 24 years (see Note 15).

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company’s annual goodwill impairment test was performed as of January 31, 2008. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2008.

As of April 30 2008, there were no indicators of impairment with respect to the Company’s intangible assets.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the exercise price of these instruments was generally equal to the market value of the underlying common stock on the date of grant, and the related number of shares granted were fixed at that point in time. Compensation expense for the ESPP was not recognized since the ESPP was considered non-compensatory under APB No. 25.

Effective May 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”). In addition to recognizing compensation expense related to restricted stock and SARs, SFAS No. 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and for purchases under the ESPP. The Company adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation expense recognized subsequent to adoption includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of May 1, 2006, based on the values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted or modified subsequent to May 1, 2006, based on the grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Consistent with the modified-prospective-transition method, the Company’s results of operations for prior periods have not been adjusted to reflect the adoption of SFAS No. 123(R).

As a result of recognizing compensation expense for stock options and the ESPP pursuant to the provisions of SFAS No. 123(R), the Company’s income before income taxes and net income in fiscal 2008 were $2,615 and $1,661 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25. Basic and diluted earnings per share (“EPS”) for fiscal 2008 were both $0.04 lower than if the Company had continued to account for the stock-based compensation under APB No. 25. For fiscal 2007, the Company’s income before income taxes and net income in fiscal 2007, were $5,894 and $3,743 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25. Basic and diluted EPS for fiscal 2007 were $0.09 and $0.08 lower, respectively, than if the Company had continued to account for the stock-based compensation under APB No. 25.

The following table reflects the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for fiscal 2008, 2007, and 2006:

	Fiscal Year Ended April 30,
	2008	2007	2006

Stock options and SARs	$1,806	$4,974	$1,525
Restricted stock	13,590	10,086	4,135
Employee Stock Purchase Plan	553	496	—

Total stock-based compensation expense, pre-tax	15,949	15,556	5,660
Tax benefit from stock-based compensation expense	(5,821)	(5,875)	(2,017)

Total stock-based compensation expense, net of tax	$10,128	$9,681	$3,643

The above table does not reflect any stock option or ESPP compensation for fiscal 2006 under APB No. 25 as the Company generally did not record stock option or ESPP expense, as previously discussed.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and EPS for the year ended April 30, 2006 if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation:

Net income, as reported	$59,430
Stock-based employee compensation charges, net of related tax effects:
Employee stock compensation expense included in net income, as reported, net	3,643
Employee stock compensation expense determined under the fair-value based method, net	(9,483)

Net income, as adjusted	$53,590

Interest expense on convertible securities, net of related tax effects	3,113

Net income for diluted EPS, as adjusted	$56,703

Basic EPS
As reported	$1.49
Pro forma	$1.38
Dilutive EPS
As reported	$1.32
Pro forma	$1.20

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

	Fiscal Year Ended April 30,
	2008	2007	2006

Expected stock volatility	44.42%	48.05%	50.0%
Risk-free interest rate	4.60%	4.95%	3.83%
Expected option life (in years)	4.00	4.00	4.50
Expected dividend yield	0.0%	0.0%	0.0%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. For purposes of pro forma disclosures, the estimated fair values of the options are amortized over the options’ vesting periods.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each fiscal year and revenue and expenses are translated at average rates of exchange during the fiscal year. Resulting translation adjustments are reported as a component of comprehensive income. Gains and losses from foreign currency

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense. Foreign currency losses, on an after tax basis, included in net income, were $558, $148 and $374 in fiscal 2008, 2007 and 2006, respectively.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities, other than auction rate securities (“ARS”), are obtained from quoted market prices. ARS typically were stated at par value due to the frequent resets through the auction process. While the Company continues to earn interest on auction rate securities at the maximum contractual rate, these investments are not currently trading and therefore do not currently have a readily determinable market value. Accordingly, par value no longer approximates the estimated fair value of auction rate securities. A discounted cash flow model was used to determine the estimated fair value of the Company’s investment in auction rate securities as of April 30, 2008.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2008, the Company had no significant credit concentrations.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense (see Note 8).

Reclassifications

Certain prior year reported amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, SFAS No. 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of SFAS No. 158 were effective for the Company on April 30, 2007. Previously unrecognized actuarial gains or losses, prior service cost, and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive income, net of any resulting deferred tax balances. The Company adopted SFAS No. 158 on April 30, 2007. The adoption did not have a material impact on the consolidated financial statements (see Note 8).

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company adopted FIN 48 as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3,541 on May 1, 2007.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4 (“EITF 06-4”), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 should be applied to fiscal years beginning after December 15, 2007, with earlier adoption permitted. We adopted EITF 06-4 effective May 1, 2008 and it did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will generally be expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS No. 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS No. 141R also includes a substantial number of new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. As the Company’s fiscal year-end is April 30 it will continue to record and disclose business combinations following existing U.S. GAAP

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until May 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS No. 141R discussed above, earlier adoption is prohibited. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

2.	Basic and Diluted Earnings Per Share

Basic earnings per common share (“basic EPS”) was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share (“diluted EPS”) reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing adjusted net income, after assumed conversion of subordinated notes and preferred stock, by the weighted average number of common shares outstanding plus dilutive common equivalent shares. The following is a reconciliation of the numerator and denominator (shares in thousands) used in the computation of basic EPS and diluted EPS:

	Fiscal Year Ended April 30,
	2008	2007	2006

Net income (Numerator):
Net income	$66,211	$55,498	$59,430
Interest expense on convertible securities, net of related tax effects	145	2,863	3,113

Net income for diluted EPS	$66,356	$58,361	$62,543

Shares (Denominator):
Weighted average shares for basic EPS	44,012	39,774	39,890
Effect of:
Convertible subordinated notes	—	4,083	4,470
Convertible preferred stock	—	1,016	1,117
Warrants	109	123	95
Restricted stock	319	274	273
Stock options	1,078	1,665	1,412
Employee stock purchase plan	10	3	13

Adjusted weighted average shares for diluted EPS	45,528	46,938	47,270

Basic earnings per share	$1.50	$1.40	$1.49
Diluted earnings per share	$1.46	$1.24	$1.32

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed exercises or conversions have been excluded in computing the diluted earnings per share when their inclusion would be anti-dilutive.

3.	Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).

Total comprehensive income is as follows:

	Fiscal Year Ended April 30,
	2008	2007	2006

Net income	$66,211	$55,498	$59,430
Reclassification adjustment for gains included in net income	(1,626)	(782)	(573)
Defined benefit plans	1,114	—	—
Unrealized (loss) gain on marketable securities, net of taxes	(1,890)	1,626	872
Foreign currency translation adjustments	24,894	9,186	932

Comprehensive income	$88,703	$65,528	$60,661

The accumulated other comprehensive income at April 30, 2008 is comprised of foreign currency translation adjustments, unrealized losses and the effect of SFAS No. 158 of $44,208, ($1,890) and $779, respectively. The accumulated other comprehensive income at April 30, 2007 included foreign currency translation adjustments and unrealized gains of $19,314 and $1,626, respectively. Comprehensive income includes income tax adjustments of ($2,031) and $594 as of April 30, 2008 and 2007, respectively.

4.	Employee Stock Plans

Stock Option Plans

The maximum number of shares of common stock reserved for stock option issuance is 16,000, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

The Company’s employee stock option plans provide for option grants designated as either nonqualified, incentive stock options or SARs. Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period and generally expire ten years from the date of grant. Stock options are granted at a price equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management members typically receives stock option grants upon commencement of employment.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The status of stock options and SARs issued under the Company’s performance award plans are summarized below:

			Weighted
			Average
			Remaining
		Weighted	Contractual	Aggregate
	Number of	Average	Term	Intrinsic
	Shares	Exercise Price	(In Years)	Value
	(In thousands)

Outstanding at May 1, 2005	7,829	$12.14
Granted	837	$17.99
Exercised	(1,783)	$9.81
Canceled/forfeited	(141)	$15.13

Outstanding at April 30, 2006	6,742	$13.42
Granted	113	$21.09
Exercised	(1,945)	$10.88
Canceled/forfeited	(172)	$16.74

Outstanding at April 30, 2007	4,738	$14.52
Granted	6	$21.11
Exercised	(1,095)	$13.29
Canceled/forfeited	(85)	$19.71

Outstanding at April 30, 2008	3,564	$14.79	4.7	$16,906

Exercisable at April 30, 2008	3,257	$14.41	4.5	$16.765

Included in the table above are 61 SARs outstanding as of April 30, 2008 with a weighted average exercise price of $12.42. As of April 30, 2008, there was $952 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of one year. For stock option awards subject to graded vesting that were issued after May 1, 2006, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Summary information about the Company’s stock options and SARs outstanding at April 30, 2008 is presented in the following table (shares in thousands):

	Options Outstanding			Options Exercisable
	Outstanding	Weighted		Exercisable	Weighted
	as of	Average	Weighted	as of	Average	Weighted
	April 30,	Remaining	Average	April 30,	Remaining	Average
Range of Exercise Price	2008	Contractual Life	Exercise Price	2008	Contractual Life	Exercise Price

$ 6.16 - $ 7.38	534	3.8	$7.35	534	3.8	$7.35
$ 7.39 - $11.00	797	5.1	$8.23	797	5.1	$8.23
$11.01 - $14.50	208	2.1	$13.30	208	2.1	$13.30
$14.51 - $37.80	2,025	5.1	$19.48	1,718	4.7	$19.61

	3,564	4.7	$14.79	3,257	4.5	$14.41

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information pertaining to stock options:

	Fiscal Year Ended April 30,
	2008	2007	2006

Weighted average fair value of stock options granted	$8.54	$9.12	$8.70
Total fair value of stock options and SARs vested	4,103	10,245	10,324
Total intrinsic value of stock options exercised	12,552	20,422	16,256
Total intrinsic value of SARs paid	—	319	240

Restricted Stock Plan

The Company grants restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Restricted stock is granted at a price equal to the fair market value of the common stock on the date of grant. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as during the year upon commencement of employment. The fair values of restricted stock are determined based on the closing price of the Company’s common stock on the grant dates.

The status of the Company’s unvested restricted common stock is summarized below:

		Weighted
	Number of	Average Fair
	Shares	Value
	(In thousands)

Outstanding at May 1, 2006	687	$16.63
Issuances	1,187	$19.64
Vested	(444)	$16.35
Forfeited	(74)	$18.38

Outstanding at April 30, 2007	1,356	$19.26
Issuances	1,216	$24.16
Vested	(506)	$19.88
Forfeited	(114)	$22.49

Outstanding at April 30, 2008	1,952	$22.01

As of April 30, 2008, there was $31,276 of total unrecognized compensation cost related to nonvested awards of shares of restricted stock. That cost is expected to be recognized over a period of 2.7 years. For restricted stock awards subject to graded vesting that were issued after May 1, 2006, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code of 1986, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. In fiscal years 2008, 2007, and 2006, employees purchased 151 shares at $19.06 per share, 142 shares at $17.81 per share, and 183 shares at $15.06 per share, respectively. At April 30, 2008, the ESPP had approximately 800 shares available for future issuance.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities

The fair values of available-for-sale investments by type as of April 30, 2008 and 2007 are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2008	Cost	Gains	Losses	Value

Type of security:
Auction rate securities(1)	$21,450	$—	$(975)	$20,475
Equity securities	39,469	529	(2,459)	37,539
Fixed income mutual fund	11,993	337	—	12,330

Total	$72,912	$866	$(3,434)	$70,344

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
2007	Cost	Gains	Losses	Value

Type of security:
Auction rate securities	$56,575	$—	$—	$56,575
Equity securities	27,824	4,190	(1,077)	30,937
Fixed income mutual fund	4,358	120	(254)	4,224

Total	$88,757	$4,310	$(1,331)	$91,736

(1)	Classified as noncurrent in the Consolidated Balance Sheet as of April 30, 2008.

Investments in marketable securities are made based on the Company’s investment policy which restricts the types of investments that can be made.

As of April 30, 2008 and April 30, 2007, the Company’s marketable securities included $41,600 and $35,200, respectively, held in trust for settlement of the Company’s obligations under its Executive Capital Accumulation Plan (“ECAP”). See additional discussion in Note 8, Deferred Compensation and Retirement Plans.

As of April 30, 2008, approximately $20,475 of the Company’s marketable securities consisted of auction rate securities, which are variable rate debt instruments, having long-term maturities, but whose interest rates are reset through an auction process, most commonly at intervals ranging from 7 to 35 days. Substantially all of the Company’s auction rate securities are high quality municipal notes or pools of students loans of which substantially all have AAA ratings or otherwise are backed by AAA rated insurance agencies or federal government agencies as of April 30, 2008. Securities with a par value of $4.6 million are backed by insurance companies whose ratings were recently down graded; however, the ratings remain investment grade. In February 2008, liquidity issues in the global credit markets caused auctions representing some of the auction rate securities the Company holds to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our auction rate securities has diminished, and the Company expects that this decreased liquidity for its auction rate securities will continue as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Furthermore, if this situation were to persist, despite its ability to hold such investments until maturity, the Company may be required to record an impairment charge at a future date.

The Company will continue to monitor and evaluate these investments as there is no assurance as to when the market for these securities will return to its previous liquid nature. Accordingly, these securities have been reclassified from current to noncurrent in the accompanying balance sheet as of April 30, 2008 as the Company believes that the anticipated liquidation of these investments may take longer than twelve months.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s gross unrealized losses of $3,434 related to its ARS and equity securities as of April 30, 2008 have been in a loss position for less than twelve months. Based on review of its securities included in the tables above, the Company determined that the unrealized losses were primarily a result of the liquidity issues in the global credit markets. Therefore, as of April 30, 2008, none of the Company’s ARS or equity securities investments whose fair value was less than amortized cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, and the Company’s intent and ability to hold the securities until fair value recovers above cost, or to maturity.

As of October 31, 2007, the Company concluded that it was appropriate to classify certain of its investments previously classified as cash and cash equivalents as marketable securities. To conform to the current period presentation, the Company has reclassified $56,575 from cash and cash equivalents to marketable securities as of April 30, 2007.

6.	Restructuring Liability

A roll-forward of the restructuring liability at April 30, 2008 is as follows:

	Severance	Facilities	Total

Liability as of April 30, 2006	$60	$5,405	$5,465
Charged to expense	—	(1,223)	(1,223)
Payments	—	(1,219)	(1,219)

Liability as of April 30, 2007	60	2,963	3,023
Payments	(60)	(699)	(759)

Liability as of April 30, 2008	$—	$2,264	$2,264

The accrued liability for facilities costs primarily relates to commitments under operating leases, net of sublease income, of which $1,507 is included in other long-term liabilities, which will be paid over the next four years.

In the fourth quarter of fiscal 2007 the Company adjusted its facilities reserves by $1,223 primarily resulting from its Futurestep operations assuming occupancy of a portion of a facility in April 2007 that was previously reserved for as part of the previously approved restructuring initiatives.

7.	Employee Tax Deferred Savings Plan

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the United States. The discretionary accrued contribution to this plan was $1,544, $1,213 and $544 for fiscal 2008, 2007 and 2006, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Deferred Compensation and Retirement Plans

The Company maintains several employee benefit plans. The total long-term benefit liability for the deferred compensation, retirement, pension plans and ECAP were as follows:

	Fiscal Year Ended April 30,
	2008	2007

Deferred compensation plans	$51,465	$51,804
Pension plans	2,986	3,160
Retirement plans	3,701	2,664
ECAP	47,567	33,732

Total long-term benefit obligation	$105,719	$91,360

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

Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plans (“WEB”), covering certain executives in the United States and foreign countries. The WEB is designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrued and was fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the 36 consecutive months in the final 72 months of active full-time employment through June 2003. In June 2003, the Company froze the WEB, so as to not allow new participants, future accruals and future salary increases.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under these plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the “benefit/years of service” attribution method for SEIP, WAP and EWAP and the “projected unit credit” method for the WEB.

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

The Company adopted SFAS No. 158 on April 30, 2007 which resulted in an increase in deferred compensation and pension plan liabilities of $713, a decrease in accumulated other comprehensive income of $335 and a net increase of $378 in deferred taxes.

As of April 30, 2008, the Company has recorded a decrease in deferred compensation and pension plan liabilities of $1,139, an increase in accumulated other comprehensive income of $844 and a net decrease of $295 in deferred taxes.

International Retirement Plans

The Company also maintains various retirement plans statutorily required in seven foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2008 and 2007 is $3,701 for 101 participants and $2,664 for 92 participants, respectively. The Company’s contribution to these plans was $840 and $651 in fiscal 2008 and 2007, respectively.

Executive Capital Accumulation Plan

In January 2004, the Company implemented the ECAP. The ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. Company contributions into this plan are discretionary and are granted to key employees annually based on the employee’s performance. In addition, certain key management may receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a three to four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The Company operates two similar plans in the Company’s Asia Pacific and Canadian regions.

Employer ECAP contributions were $18,448, $7,694, and $8,409 in fiscal 2008, 2007, and 2006, respectively. The Company expects to make an ECAP contribution of approximately $14,000 in fiscal year 2009. In addition, the Company may make additional ECAP contributions in fiscal 2009 if key employees are hired.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The roll-forward of the ECAP liability is as follows:

Total

Liability as of April 30, 2007	$33,732
Employee contributions	6,985
Amortization of employer contributions	8,935
Gain on investment	115
Employee Distributions	(1,112)
Liability as of April 30, 2008	48,655
Less: current portion of liability	(1,088)

Long-term liability as of April 30, 2008	$47,567

The following tables reconcile the benefit obligation for the deferred compensation plans and the pension plan:

	Fiscal Year Ended April 30,
	2008	2007	2006

Deferred Compensation Plan:
Benefit obligation at beginning of year	$54,873	$50,031	$56,721
Service cost	1,067	1,210	1,677
Interest cost	3,140	3,030	3,178
Plan participants’ contributions with interest	561	798	1,021
Actuarial (gain) loss	(1,560)	3,199	(9,011)
Benefits paid	(3,332)	(3,395)	(3,555)

Benefit obligation at end of year	54,749	54,873	50,031
Less: current portion of benefit obligation	(3,284)	(3,069)	(2,755)

Long-term benefit obligation at end of year	$51,465	$51,804	$47,276

	2008	2007	2006

Components of net periodic benefit costs:
Service cost	$1,067	$1,210	$1,677
Interest cost	3,140	3,030	3,178
Amortization of actuarial loss	—	—	360
Amortization of transition obligation	212	212	212

Net periodic benefit cost	$4,419	$4,452	$5,427

	2008	2007	2006

Weighted average assumptions
Discount rate (beginning of year)	5.90%	6.25%	5.75%
Discount rate (end of year)	6.50%	5.90%	6.25%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended April 30,
	2008	2007	2006

Pension plan:
Benefit obligation at beginning of year	$3,300	$3,098	$3,463
Service cost	—	—	—
Interest cost	188	188	194
Actuarial (gain) loss	(152)	136	(132)
Benefits paid	(217)	(122)	(427)

Benefit obligation at end of year	3,119	3,300	3,098
Less: current portion of benefit obligation	(133)	(140)	(126)

Long-term benefit obligation at end of year	$2,986	$3,160	$2,972

	2008	2007	2006

Components of net periodic benefit costs
Service cost	$—	$—	$—
Interest cost	188	188	194
Amortization of actuarial gain	(71)	(95)	(86)

Net periodic benefit cost	$117	$93	$108

	2008	2007	2006

Weighted average assumptions used to determine Benefit obligations at April 30
Discount rate (beginning of year)	5.90%	6.25%	5.75%
Discount rate (end of year)	6.50%	5.90%	6.25%
Rate of compensation increase	0.00%	0.00%	0.00%

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid April 30:

		Deferred
	Pension	Compensation
	Benefits	Plans

2009	$196	$3,807
2010	206	4,229
2011	235	5,115
2012	241	4,393
2013	250	4,522
Years 2014-2018	1,230	23,787

Company Owned Life Insurance (COLI)

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans. The gross CSV of these contracts of $142,077 and $136,462 is offset by outstanding policy loans of $60,700 and $59,984 in the accompanying consolidated balance sheets as of April 30, 2008 and 2007, respectively. Total death benefits payable, net of loans under COLI contracts, were $226,980 and $221,943 at

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2008 and 2007, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2008, COLI contracts with a net cash surrender value of $66,644 and death benefits payable, net of loans, of $138,926 were held in trust for these purposes.

9.	Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision for domestic and foreign income taxes consists of the following:

	Fiscal Year Ended April 30,
	2008	2007	2006

Current income taxes:
Federal	$14,788	$18,353	$7,346
State	5,658	6,543	1,636
Foreign	21,627	14,869	12,795

Total	42,073	39,765	21,777
Deferred income taxes:
Federal	(1,699)	(5,525)	(86)
State	(1,805)	(1,543)	(1,285)
Foreign	(2,488)	(2,533)	(812)

Total	(5,992)	(9,601)	(2,183)

Provision for income taxes	$36,081	$30,164	$19,594

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Fiscal Year Ended April 30,
	2008	2007	2006

Domestic	$38,865	$38,008	$38,749
Foreign	60,125	44,491	38,275

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$98,990	$82,499	$77,024

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference between the effective tax rate in the consolidated financial statements and the statutory federal income tax rate is attributed to the following:

	Fiscal Year Ended April 30,
	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits used	2.1	3.1	2.3
Income subject to net lower foreign tax rates	(1.9)	(3.9)	(1.8)
COLI increase, net	(1.7)	(2.6)	(2.6)
Repatriation of foreign earnings	0.3	1.9	2.8
Loss recovery	—	—	(2.1)
Effect of IRS audit	—	—	(11.2)
State income taxes, net of federal benefit	3.9	5.9	3.0
Non-deductible interest expense	—	0.4	0.5
Adjustments for contingencies and valuation allowance	(1.5)	(2.5)	—
Other	0.2	(0.7)	(0.5)

Effective tax rate	36.4%	36.6%	25.4%

The effective tax rate of 25.4% in fiscal 2006 was impacted by two items not present in the other fiscal years presented. In the fourth quarter of fiscal 2006, the Company finalized an audit with the IRS, pertaining to the fiscal years 1997 to 2003. As a result of the audit, the Company booked a tax benefit of $8,636. This benefit was offset by an accrual that the Company made in accordance with Accounting Principles Board Opinion No. 23 “Accounting for Income Taxes in Special Areas (“APB 23”). The Company decided to repatriate a certain portion of its previously undistributed foreign earnings. This resulted in tax expense of $2,150. The other item that impacted the effective tax rate was a loss recovery of $4,536 that occurred in the Company’s third quarter of fiscal 2006. The Company realized a recovery on an investment that had previously been impaired. For tax purposes, the Company had a 100% valuation allowance on this item as it has been determined to be unlikely that the Company would be able to use the resulting capital loss. The income of $4,536 generated by the loss recovery resulted in no related tax expense, which lowered the effective tax rate for fiscal 2006.

In fiscal 2007 and fiscal 2008, the Company also made an accrual in accordance with APB 23 to reflect the Company’s decision to repatriate an additional portion of its previously undistributed foreign earnings. This resulted in tax expense of $1,600 in each fiscal year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of deferred tax assets and liabilities are as follows:

	As of April 30,
	2008	2007

Deferred income tax assets attributable to:
Deferred compensation	$46,762	$39,316
Allowance for doubtful accounts	1,450	1,450
Accrued liabilities and other	5,569	4,360
Property and equipment	1,961	2,589
Loss and credit carryforwards	2,422	4,327
Other	12,627	12,164

Deferred tax assets before valuation allowances	70,791	64,206
Deferred tax liabilities attributable to:
Property and equipment	—	(63)
Accrued liabilities and other	(692)	(663)
Other	(10,548)	(8,609)

Deferred tax liabilities before valuation allowances	(11,240)	(9,335)
Valuation allowances	(2,022)	(3,334)

Net deferred income tax assets	$57,529	$51,537

Certain deferred tax amounts and valuation allowances were adjusted in fiscal 2008 based on differences between fiscal 2007’s provision and related tax return filings. Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as of April 30:

	2008	2007

Current deferred tax assets	$11,197	$10,438
Current deferred tax liabilities	(796)	(914)

Current deferred tax asset, net	10,401	9,524
Non-current deferred tax asset	59,594	53,768
Non-current deferred tax liabilities	(10,444)	(8,421)
Valuation allowance	(2,022)	(3,334)

Non-current deferred tax asset, net	47,128	42,013

Net deferred tax assets	$57,529	$51,537

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain foreign tax credit carry-forwards and has therefore established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

At April 30, 2008, the Company had state net operating loss carryforwards of approximately $4,235 to offset future tax liabilities. The losses attributable to the various states may be carried forward 5 to 20 years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided for U.S. deferred income taxes on approximately $97,573 of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under APB 23, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

The Company’s income tax returns are routinely audited by the IRS and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters.

As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment for unrecognized uncertain tax positions which reduced retained earnings by $3,541 as of May 1, 2007. As of the adoption date, the Company had gross unrecognized tax benefits of $10,700 which are included in the “Income Taxes Payable” liability. This amount, if recognized, would have a favorable impact on the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows for the year ended April 30, 2008:

Unrecognized tax benefits at April 30, 2007	$10,700
Estimated interest for the year ended April 30, 2008	600

Unrecognized tax benefits at April 30, 2008	$11,300

Estimated interest and penalties beyond April 30, 2007 related to uncertain tax positions are recorded to the provision for income taxes. For the year fiscal year ending April 30, 2008, the Company accrued interest related to FIN 48 of $600.

The total liability for unrecognized tax benefits is not expected to change within the next twelve months other than to reflect estimated interest accruals. The Company’s United States federal and state tax return filings remain subject to examination until 2010 and 2011, respectively.

10.	Property and Equipment and Long-lived Assets

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment consists of the following:

	As of April 30,
	2008	2007

Property and equipment:
Computer equipment and software	$65,005	$56,405
Furniture and fixtures	24,397	22,359
Leasehold improvements	24,644	23,902
Automobiles	3,193	2,480

	117,239	105,146
Less: Accumulated depreciation and amortization	(84,777)	(79,147)

Property and equipment, net	$32,462	$25,999

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

11.	Convertible Mandatory Redeemable Securities

In June 2002, the Company issued 7.5% Convertible Subordinated Notes (“Convertible Notes”) in an aggregate principal amount of $40,000 and 10,000 shares of 7.5% Convertible Series A Preferred Stock (“Convertible Preferred Stock”) at an aggregate purchase price of $10,000. The Company also issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the Convertible Notes and Convertible Preferred Stock (together “the Securities”) of $1,200 and $300, respectively, and are amortized over the life of the Securities.

On March 7, 2007, the Company issued notice for the redemption of its Convertible Notes and Convertible Preferred Stock. As of March 7, 2007, $45,600 of the Convertible Notes and $11,400 of the Convertible Preferred Stock was outstanding. The Securities were convertible into shares of the Company’s common stock at $10.19 per share. In response to the redemption notice, the holder of the Securities exercised its option to convert the Securities into common stock pursuant to the terms thereof. The conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the holder of the Securities in April 2007. As of April 30, 2008 and April 30, 2007 there were no outstanding amounts related to the Convertible Notes and Convertible Preferred Stock.

12.	Long-Term Debt

The Company had no outstanding long-term debt as of April 30, 2008 or April 30, 2007.

In March 2008, the Company amended its Senior Secured Revolving Credit Facility (the “Facility”) with Wells Fargo Bank. The Facility has a $50 million borrowing capacity with no borrowing base restrictions. Borrowings under the Facility bear interest, at management’s discretion, either at the bank’s prime rate or at the Eurodollar rate plus 1.00% per annum, which were 5.00% and 4.25%, respectively, at April 30, 2008. The Company pays quarterly commitment fees of 0.20% on the Facility’s unused balance. The Facility is secured by substantially all of the Company’s assets, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio and a quick ratio. The Facility also includes customary events of default that permit the lender to accelerate the maturity of the borrowings outstanding upon the occurrence of an event of default that remains uncured after an applicable cure period. The Company had no outstanding borrowings under its Facility at April 30, 2008.

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $60,700 and $59,984 at April 30, 2008 and 2007, respectively. These borrowings are secured by the cash surrender value of the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.08% to 8.00% (see Note 8).

13.	Business Segments

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

A summary of the Company’s results of operations by business segment are as follows:

	Fiscal Year Ended April 30,
	2008	2007	2006

Fee revenue:
Executive recruitment:
North America	$374,891	$329,065	$259,089
EMEA	183,042	146,155	120,059
Asia Pacific	95,915	74,987	57,922
South America	25,556	17,426	15,660

Total executive recruitment	679,404	567,633	452,730
Futurestep	111,166	85,789	70,152

Total fee revenue	$790,570	$653,422	$522,882

	Fiscal Year Ended April 30,
	2008	2007	2006

Total revenue:
Executive recruitment:
North America	$395,320	$348,780	$274,927
EMEA	189,203	151,606	124,136
Asia Pacific	98,288	76,650	59,525
South America	25,964	17,912	16,357

Total executive recruitment	708,775	594,948	474,945
Futurestep	126,867	94,253	76,824

Total revenue	$835,642	$689,201	$551,769

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year Ended April 30,
	2008	2007	2006

Operating income (loss):
Executive recruitment:
North America	$70,628	$69,815	$62,124
EMEA	29,820	24,166	22,361
Asia Pacific	19,299	16,010	13,374
South America	2,230	1,894	2,839

Total executive recruitment	121,977	111,885	100,698
Futurestep	8,545	7,854	3,351
Corporate	(38,669)	(37,484)	(27,867)

Total operating income	$91,853	$82,255	$76,182

	Fiscal Year Ended April 30,
	2008	2007	2006

Depreciation and amortization:
Executive recruitment:
North America	$2,915	$3,032	$3,271
EMEA	2,299	2,344	3,094
Asia Pacific	1,766	1,317	961
South America	371	317	249

Total executive recruitment	7,351	7,010	7,575
Futurestep	1,816	1,502	1,179
Corporate	1,274	768	248

Total depreciation and amortization	$10,441	$9,280	$9,002

	As of April 30,
	2008	2007	2006

Identifiable assets:
Executive recruitment:
North America	$269,407	$287,024	$239,935
EMEA	162,756	123,904	103,824
Asia Pacific	97,762	75,883	62,937
South America	19,072	12,589	11,529

Total executive recruitment	548,997	499,400	418,225
Futurestep	87,665	68,841	57,355
Corporate	243,552	193,250	159,911

Total identifiable assets	$880,214	$761,491	$635,491

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of long-lived assets included in identifiable assets by business segment are as follows:

	As of April 30,
	2008	2007	2006

Long-lived assets:
Executive recruitment:
North America	$9,000	$7,841	$6,517
EMEA	5,578	6,184	6,490
Asia Pacific	3,209	2,685	2,766
South America	1,504	1,146	662

Total executive recruitment	19,291	17,856	16,435
Futurestep	4,540	4,391	2,682
Corporate	8,631	3,752	1,416

Total long-lived assets	$32,462	$25,999	$20,533

A summary of goodwill included in identifiable assets by business segment are as follows:

	As of April 30,
	2008	2007	2006

Goodwill
Executive recruitment:
North America	$69,533	$63,767	$54,394
EMEA	37,379	31,721	27,902
Asia Pacific	972	972	972

Total executive recruitment	107,884	96,460	83,268
Futurestep	34,815	27,808	26,216

Total goodwill	$142,699	$124,268	$109,484

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2008, 2007 or 2006.

14.	Acquisitions

Fiscal 2008 Acquisitions

The Company completed several acquisitions during fiscal 2008. The aggregate purchase price for these transactions paid in cash was $3,622, including acquisition costs of $323, and was allocated as follows: $3,523 to goodwill, $406 to total assets acquired and $180 to total liabilities assumed. Goodwill of $493 and $3,030 was assigned to the executive recruitment and Futurestep segments, respectively. Certain employees who joined the Company through these acquisitions will also be eligible to receive earnout payments of up to $2,200 over the next three years if certain financial metrics are achieved during that period.

Fiscal 2007 Acquisitions

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated as follows: $6,600 to goodwill, $18,100 to purchased intangibles, $4,500 to total assets acquired and $4,800 to total liabilities assumed.

The purchase accounting for the Lominger Entities was completed in the three months ended October 31, 2007. The final purchase price allocation was $8,700 to goodwill, $16,000 to purchased intangibles, $4,500 to total assets acquired and $4,800 to total liabilities assumed. The adjustments to the preliminary purchase price allocation resulted in a reclassification of $2,100 from purchased intangibles to goodwill on the consolidated balance sheet as of April 30, 2008.

The Company completed other smaller acquisitions during fiscal 2007. The aggregate purchase price for these transactions, including acquisition costs of $355, paid in cash was $3,955 and was allocated as follows: $3,720 to goodwill, $435 to total assets acquired and $200 to total liabilities assumed. Goodwill was assigned to the executive recruitment segment. The acquired consultants will also be eligible to receive earnout payments of up to $4,500 over the next five years if certain financial metrics are achieved during that period.

The Company accounts for goodwill and purchased intangibles in accordance with SFAS No. 142. Actual results of operations of the Lominger Entities are included in the Company’s condensed consolidated financial statements from August 8, 2006, the effective date of this acquisition.

15.	Goodwill and Intangible Assets

Amortized intangible assets as of April 30, 2008 are comprised of the following:

	2008
				Weighted
	Gross			Average
	Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period

Amortized intangible assets:
Customer list(1)	800	(140)	660	10 years
Intellectual property	11,400	(341)	11,059	24 years

	$12,200	$(481)	$11,719

Unamortized intangible assets:
Trademarks	$3,800	$—	$3,800	—

(1)	Customer list was reduced by $2,100 as a result of the final purchase price allocation related to the Company’s acquisition of the Lominger Entities in fiscal 2007 (see Note 14).

Amortized intangible assets as of April 30, 2007 are comprised of the following:

	2007
				Weighted
	Gross			Average
	Carrying	Accumulated		Amortization
	Amount	Amortization	Net	Period

Amortized intangible assets:
Customer List	$2,900	$(121)	$2,779	18 years

Unamortized intangible assets:
Intellectual property	11,461	—	11,461	—
Trademarks	3,800	—	3,800	—

	$15,261	$—	$15,261

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for amortized intangible assets was $360 and $121 for the year ended April 30, 2008 and 2007, respectively. Estimated annual amortization expense related to amortizing intangible assets by fiscal year is as follows:

Estimated Annual
Amortization Expense

2009	$(555)
2010	(555)
2011	(555)
2012	(555)
2013 and thereafter	(9,499)

$(11,719)

All amortizable intangible assets will be fully amortized by the end of fiscal 2032.

The changes in the carrying amount of goodwill by reportable operating segment are as follows:

				Total
	North		Asia	Executive
	America	EMEA	Pacific	Recruiting	Futurestep	Total

Balance as of May 1, 2006	$54,394	$27,902	$972	$83,268	$26,216	$109,484
Additions	9,077	1,236	—	10,313	—	10,313
Exchange rate fluctuations	296	2,583	—	2,879	1,592	4,471

Balance as of April 30, 2007	63,767	31,721	972	96,460	27,808	124,268
Additions	493	1,230	—	1,723	3,030	4,753
Reclassifications (see Note 14)	2,100	—	—	2,100	—	2,100
Exchange rate fluctuations	3,173	4,428	—	7,601	3,977	11,578

Balance as of April 30, 2008	$69,533	$37,379	$972	$107,884	$34,815	$142,699

16.	Commitments and Contingencies

The Company leases office premises and certain office equipment under leases expiring at various dates through 2016. Total rental expense for fiscal years 2008, 2007 and 2006 amounted to $32,560, $27,985 and $22,357, respectively.

At April 30, 2008, minimum future commitments under noncancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability, are as follows:

Year Ending April 30,

2009	$30,014
2010	27,243
2011	20,227
2012	15,206
2013	12,843
Thereafter	34,636

$140,169

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has standby letters of credit in the aggregate amount of $15,000 in conjunction with the Senior Secured Revolving Credit Facility arrangement. As of April 30, 2008, the Company has outstanding standby letters of credit of $8,043 in connection with office leases.

As of April 30, 2008 the Company has employment agreements with certain of its executive officers, with initial terms through April 2008 that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $3,625 and $5,050 prior to and following a change in control, respectively. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.