Form 10-Q
period 2008-07-31
KORN FERRY INTERNATIONAL
filed 2008-09-09
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 4, 2008 was 47,635,535.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of	As of
	July 31,	April 30,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$205,949	$305,296
Marketable securities	2,865	5,940
Receivables due from clients, net of allowance for doubtful accounts of $12,558 and $11,504, respectively	138,716	119,952
Income tax and other receivables	6,516	7,071
Deferred income taxes	9,817	10,401
Prepaid expenses	22,613	20,057

Total current assets	386,476	468,717
Marketable securities, noncurrent	86,215	78,026
Property and equipment, net	32,631	32,462
Cash surrender value of company owned life insurance policies, net of loans	81,556	81,377
Deferred income taxes	43,338	47,128
Goodwill	142,126	142,699
Intangible assets, net	15,399	15,519
Investments and other	15,046	14,286

Total assets	$802,787	$880,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,796	$15,309
Income taxes payable	18,755	20,948
Compensation and benefits payable	106,463	199,081
Other accrued liabilities	35,953	37,120

Total current liabilities	172,967	272,458
Deferred compensation and other retirement plans	111,153	105,719
Other liabilities	5,660	5,903

Total liabilities	289,780	384,080
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 55,945 and 54,786 shares issued and 45,028 and 44,593 shares outstanding, respectively	362,351	358,568
Retained earnings	110,918	95,014
Accumulated other comprehensive income	40,282	43,097

Stockholders’ equity	513,551	496,679
Less: Notes receivable from stockholders	(544)	(545)

Total stockholders’ equity	513,007	496,134

Total liabilities and stockholders’ equity	$802,787	$880,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	July 31,
	2008	2007
Fee revenue	$205,733	$185,353
Reimbursed out-of-pocket engagement expenses	11,739	10,924

Total revenue	217,472	196,277
Compensation and benefits	142,123	122,986
General and administrative expenses	34,030	31,701
Out-of-pocket engagement expenses	14,733	14,127
Depreciation and amortization	2,832	2,350

Total operating expenses	193,718	171,164

Operating income	23,754	25,113
Interest and other income, net	1,604	2,730
Interest expense	1,224	1,232

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	24,134	26,611
Provision for income taxes	9,293	10,434
Equity in earnings of unconsolidated subsidiaries, net	1,063	923

Net income	$15,904	$17,100

Basic earnings per common share	$0.37	$0.38

Basic weighted average common shares outstanding	43,432	45,041

Diluted earnings per common share	$0.36	$0.36

Diluted weighted average common shares outstanding	44,549	47,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	July 31,
	2008	2007
Cash from operating activities:
Net income	$15,904	$17,100
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,832	2,350
Stock compensation expense	4,211	3,904
Loss on disposition of property and equipment	21	161
Provision for doubtful accounts	1,639	3,056
Loss (gain) on cash surrender value of life insurance policies	202	(863)
Realized gains on marketable securities	(237)	(17)
Deferred income taxes	4,374	(4,244)
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	5,434	8,343
Receivables	(19,848)	(25,768)
Prepaid expenses	(2,556)	(580)
Investment in unconsolidated subsidiaries	(1,316)	(1,146)
Income taxes payable	(2,220)	16,982
Accounts payable and accrued liabilities	(97,240)	(92,743)
Other	(71)	79

Net cash used in operating activities	(88,871)	(73,386)

Cash from investing activities:
Purchase of property and equipment	(2,895)	(3,075)
(Purchase of) proceeds from marketable securities, net	(7,659)	10,474
Cash paid for acquisitions, net of cash acquired	—	(2,800)
Premiums on life insurance policies	(425)	(428)
Dividends received from unconsolidated subsidiaries	341	888

Net cash (used in) provided by investing activities	(10,638)	5,059

Cash from financing activities:
Payments on life insurance policy loans	(367)	—
Borrowings under life insurance policies	411	412
Purchase of common stock	(2,136)	(17,851)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,761	14,077
Tax benefit from exercise of stock options	36	2,896
Receipts on stockholders’ notes	1	2

Net cash used in financing activities	(294)	(464)

Effect of exchange rates on cash and cash equivalents	456	757

Net decrease in cash and cash equivalents during the period	(99,347)	(68,034)
Cash and cash equivalents at beginning of the period	305,296	226,137

Cash and cash equivalents at end of the period	$205,949	$158,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements for the three months ended July 31, 2008 and 2007 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (the “Annual Report”) and should be read together with the Annual Report.
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
Available-for-Sale Securities
The Company considers its marketable securities as available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of July 31, 2008 and April 30, 2008. Certain investments, which the Company intends to sell within the next twelve months, are carried as current. Additionally, certain of the Company’s investments, which are held in trust to satisfy obligations under the Company’s deferred compensation plans, are classified as noncurrent (see Note 5). The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.
Stock-Based Compensation
The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, as more fully described below, principally include stock options, stock appreciation rights (“SARs”), restricted stock, and an Employee Stock Purchase Plan (“ESPP”). The Company accounts for stock-based instruments in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”).

The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three months ended July 31, 2008 and 2007:

	Three Months Ended
	July 31,
	2008	2007
Stock options and SARs	$288	$719
Restricted stock	3,790	3,025
Employee Stock Purchase Plan	133	141

Total stock-based compensation expense, pre-tax	4,211	3,885
Tax benefit from stock-based compensation expense	(1,537)	(1,418)

Total stock-based compensation expense, net of tax	$2,674	$2,467

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of each employee stock option. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The assumptions used to estimate the fair value of each employee stock option using the Black-Scholes option valuation model were as follows for the three months ended July 31, 2008 and 2007:

	Three Months Ended
	July 31,
	2008	2007
Expected volatility	44.11%	44.42%
Risk-free interest rate	3.27%	4.60%
Expected option life (in years)	4.25	4.00
Expected dividend yield	0.00%	0.00%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.
Common Stock
In the three months ended July 31, 2008, and 2007, the Company issued approximately (i) 17 and 884 shares of common stock as a result of the exercise of stock options, and (ii) 118 and 73 shares of common stock in conjunction with the Company’s ESPP
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 5).
New Accounting Standards
In September 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 does not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. The Company adopted EITF 06-4 effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.162”). SFAS No. 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with U.S. GAAP by nongovernmental entities. This statement is effective 60 days following the Securities and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position, results of operations and cash flows.
2. Basic and Diluted Earnings Per Share
Basic earnings per common share (“basic EPS”) was computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share (“diluted EPS”) reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing adjusted net income, after assumed conversion of subordinated notes and preferred stock, by the weighted average number of common shares outstanding plus dilutive common equivalent shares. The following is a reconciliation of the numerator and denominator used in the computation of basic EPS and diluted EPS:

	Three Months Ended
	July 31,
	2008	2007
Net income (Numerator):
Net income for basic EPS	$15,904	$17,100
Interest expense on convertible securities, net of related tax effects	—	38

Net income for diluted EPS	$15,904	$17,138

Shares (Denominator):
Weighted average shares for basic EPS	43,432	45,041
Effect of:
Warrants	80	146
Restricted stock	278	310
Stock options	748	1,562
Employee stock purchase plan	11	4

Adjusted weighted average shares for diluted EPS	44,549	47,063

Basic EPS	$0.37	$0.38

Diluted EPS	$0.36	$0.36

Assumed exercises or conversions have been excluded in computing the diluted EPS when their inclusion would be anti-dilutive.

3. Comprehensive Income
Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by owners (changes in paid in capital) and distributions to owners (dividends).
Total comprehensive income is as follows:

	Three Months Ended
	July 31,
	2008	2007
Net income	$15,904	$17,100
Foreign currency translation adjustment	(1,385)	3,085
Unrealized loss on marketable securities, net of taxes	(1,430)	(277)

Comprehensive income	$13,089	$19,908

The components of accumulated other comprehensive income were as follows:

	Three Months Ended
	July 31,
	2008	2007
Foreign currency translation adjustments	$42,823	$22,399
Unrealized (losses) gains on marketable securities, net of taxes	(3,320)	1,349
SFAS No. 158 adjustments, net of taxes	779	(335)

Accumulated other comprehensive income	$40,282	$23,413

4. Employee Stock Plans
Stock Option Plans
The Company’s employee stock option plan, the Performance Award Plan, which expired on August 8, 2008, provided for option grants designated as either nonqualified, incentive stock options or SARs. Options granted to officers, non-employee directors and other key employees under the Performance Award Plan generally vest over a three to five year period, and generally expire ten years from the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, the Company has the discretion to grant certain key management members stock options or restricted stock grants upon commencement of employment.
Stock option and SARs information during the three months ended July 31, 2008 is as follows:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Options	average	contractual	intrinsic
	(in thousands)	exercise price	life (Yrs)	value
Outstanding at April 30, 2008	3,564	$14.79
Granted	1	16.69
Exercised	(17)	10.59
Forfeited/expired	(23)	19.26

Outstanding at July 31, 2008	3,525	$14.78	4.5	$14,174

Exercisable at July 31, 2008	3,413	$14.61	4.4	$14,171

Included in the table above are 59 SARs outstanding and exercisable at July 31, 2008 with a weighted-average exercise price of $12.26. As of July 31, 2008, there was $511 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.3 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended
	July 31,
	2008	2007
Weighted average fair value of stock options granted	$6.75	$10.30
Total fair value of stock options and SARs vested	1,692	3,605
Total intrinsic value of stock options exercised	99	10,693
Total intrinsic value of SARs paid	—	—
Restricted Stock
The Company grants restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Restricted stock is granted at a price equal to the fair market value of the Company’s common stock on the date of grant. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as throughout the year upon commencement of employment. The fair values of restricted stock are determined based on the closing price of the Company’s common stock on the grant dates.
Information regarding the Company’s restricted stock during the three months ended July 31, 2008 is as follows:

		Weighted-
		average
	Shares	grant date
Nonvested shares	(in thousands)	fair value
Nonvested at April 30, 2008	1,952	$22.01
Granted	1,182	17.60
Vested	(510)	21.66
Forfeited	(31)	17.79

Nonvested at July 31, 2008	2,593	$18.42

As of July 31, 2008, there was $47,733 of total unrecognized compensation cost related to nonvested awards of restricted stock. That cost is expected to be recognized over a weighted-average period of three years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three months ended July 31, 2008 and 2007, 118 and 154 shares of restricted stock totaling $1,989 and $4,085, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended July 31, 2008 and 2007, employees purchased 119 shares at $13.37 per share, and 73 shares at $22.32 per share, respectively.

5. Marketable Securities
Effective May 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities. The statement defines fair value, provides guidance for measuring fair value and requires certain disclosures.
SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
As of July 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities.
The Company’s investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and equity securities for which market prices are readily available. Our investments in marketable securities also consist of municipal notes (“auction rate securities”), which are classified as noncurrent marketable securities and reflected at fair value.
As of July 31, 2008 and April 30, 2008, the Company’s marketable securities included $71,297 and $63,491, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans.
As of July 31, 2008, $18,900 (with a fair value of $17,783) of the Company’s marketable securities consisted of auction rate securities, of which nearly all were securities collateralized by student loan portfolios, which are guaranteed by the United States government. As the Company believes that the anticipated liquidation of these investments may take longer than twelve months and given its intent and ability to hold these securities, they have been classified as noncurrent marketable securities on the Condensed Consolidated Balance Sheet as of July 31, 2008. The Company continues to earn interest on all of its auction rate securities as of July 31, 2008. Any future fluctuation in fair value related to these investments that it deems to be temporary would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record an impairment charge to earnings as appropriate.
Due to recent events in credit markets, the auction rate securities held by the Company have experienced failed auctions during calendar year 2008. As such, quoted prices in active markets are not readily available at this time. The Company’s third-party investment institution provided an estimate of the fair value of the auction rate securities held as of July 31, 2008 and April 30, 2008. Therefore, in order to validate the fair value estimate of these securities for reporting, the Company considered the institutions pricing model which included factors such as tax status, credit quality, duration, insurance wraps, portfolio composition, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of July 31, 2008 and April 30, 2008. From this model it was determined that there was a decline in fair value of the auction rate securities. Therefore, an additional $259 has been recorded as an unrealized loss within accumulated other comprehensive income for the three months ended July 31, 2008, as the Company believes the decline in fair value of the auction rate securities is temporary (see Note 8).
The Company’s gross unrealized losses of $5,337 related to its auction rate securities and equity securities as of July 31, 2008 have been in a loss position for less than twelve months. Based on review of its securities included in the tables below, the Company determined that the unrealized losses were primarily a result of the liquidity issues in the global credit markets. Therefore, as of July 31, 2008, none of the Company’s auction rate securities or marketable securities whose fair value was less than amortized cost or cost were considered to be other-than-temporarily impaired given the severity and duration of the impairment, the credit quality of the issuers, and the Company’s intent and ability to hold the securities until fair value recovers above cost, or to maturity.

The following table represents our fair value hierarchy for financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of July 31, 2008:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$74,021	$74,021	$—	$—
Auction rate securities	17,783	—	—	17,783
Equity securities (1)	37,520	37,520	—	—
Fixed income mutual fund (1)	8,291	8,291	—	—
Noncurrent money market mutual funds (1)	25,486	25,486	—	—

Total	$163,101	$145,318	$—	$17,783

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans.
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at July 31, 2008:

Auction
Rate
Securities
Balance at April 30, 2008	$20,475
Unrealized loss included in other comprehensive income	(259)
Sales of securities	(2,550)
Reversal of unrealized loss associated with sales of securities at par	117

Ending balance at July 31, 2008	$17,783

As of July 31, 2008, the Company concluded that it was appropriate to classify certain of its investments previously classified as cash and cash equivalents or marketable securities as noncurrent marketable securities to better reflect the Company’s intent to hold these investments long-term. To conform to the current period presentation, the Company has reclassified $13,622 of money market mutual funds from cash and cash equivalents and $43,929 from marketable securities, respectively, to noncurrent marketable securities as of April 30, 2008.
6. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended
	July 31,
Components of net periodic benefit costs:	2008	2007
Service cost	$174	$267
Interest cost	910	835
Amortization of actuarial gain	(21)	(18)
Amortization of net transition obligation	53	53

Net periodic benefit cost	$1,116	$1,137

The Company also has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made $15,900 in ECAP contributions in the three months ended July 31, 2008. The Company contributions vest and are generally expensed ratably over a four year period.

7. Business Segments
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
A summary of the Company’s results of operations by business segment is as follows:

	Three Months Ended
	July 31,
	2008	2007
Fee revenue:
Executive recruitment:
North America	$93,974	$87,314
EMEA	51,590	44,722
Asia Pacific	21,403	22,661
South America	7,585	5,070

Total executive recruitment	174,552	159,767
Futurestep	31,181	25,586

Total fee revenue	$205,733	$185,353

	Three Months Ended
	July 31,
	2008	2007
Total revenue:
Executive Recruitment:
North America	$99,844	$92,230
EMEA	53,480	46,033
Asia Pacific	21,855	23,242
South America	7,693	5,186

Total executive recruitment	182,872	166,691
Futurestep	34,600	29,586

Total revenue	$217,472	$196,277

	Three Months Ended
	July 31,
	2008	2007
Operating income (loss):
Executive recruitment:
North America	$18,637	$19,791
EMEA	8,486	7,691
Asia Pacific	3,476	4,537
South America	1,080	661

Total executive recruitment	31,679	32,680
Futurestep	2,855	2,084
Corporate	(10,780)	(9,651)

Total operating income	$23,754	$25,113

8. Subsequent Events
As discussed in Note 5, the Company’s marketable securities include auction rate securities. As of August 8, 2008 the Company received notification from one of its third-party investment institutions announcing a proposed settlement, in principle, with various federal and state regulators to commit to purchase client auction rate security holdings at par value of their holdings. Under the proposal, the Company’s auction rate securities would be repurchased, if still outstanding, between June 2010 through 2012. The proposal covers $13,600 (fair value of $12,796) of the Company’s $18,900 (fair value of $17,783) auction rate securities held as July 31, 2008. Upon the execution of the final settlement with the third-party investment institution, the Company will reverse any unrealized losses recorded in accumulated other comprehensive income on these securities, which was $804, as of July 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, reliance on information processing systems, and employment liability risk as well as the matters disclosed under the heading “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for fiscal 2008 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q.
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier provider of talent management solutions that help clients to attract, deploy, retain and reward their talent. Our services include executive recruitment, middle-management recruitment and outsourced recruitment (through Futurestep), leadership development solutions and executive coaching. Over half of the executive recruitment engagements we performed in the last fiscal year were for board level, chief executive or other senior executive and general management positions. Our 5,120 clients in the last fiscal year included approximately 49% of the FORTUNE 500 companies. We have established strong client loyalty. 74% of the executive recruitment assignments we performed during the previous fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
In an effort to maintain our long-term strategy of being the leading provider of executive recruitment, middle-management recruitment, outsourced recruiting, leadership development solutions and executive coaching, our strategic focus for fiscal 2009 will center upon increasing market share and further enhancing the cross-selling of our multi-product strategy. We plan to continue to address areas of increasing client demand, including Recruitment Process Outsourcing (“RPO”) and Leadership Development Solutions (“LDS”). We plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.
Fee revenue increased 11% in the first quarter of fiscal 2009 to $205.7 million compared to the prior year’s first quarter of $185.4 million, with increases in all regions except for Asia Pacific. The Europe and South America regions experienced the largest dollar increases in fee revenue. In the first quarter of fiscal 2009, we earned an operating profit of $23.8 million with operating income from executive recruitment of $31.7 million and $2.9 million from Futurestep, offset by corporate expenses of $10.8 million. This represents a decrease of 5.2% over the prior year’s first quarter operating income of $25.1 million.
We had no long-term debt nor an outstanding balance under our credit facility at July 31, 2008. Our working capital increased $17.2 million in the first three months of fiscal 2009 to $213.5 million at July 31, 2008.

Critical Accounting Policies
The following discussion and analysis of our financial condition and operating results are based on our unaudited condensed consolidated financial statements. Preparation of this quarterly report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our Notes to Unaudited Condensed Consolidated Financial Statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill, intangible assets and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K.
Results of Operations
The following table summarizes the results of our operations for the three months ended July 31, 2008 and 2007 as a percentage of fee revenue:

	Three Months Ended
	July 31,
	2008	2007
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.7	5.9

Total revenue	105.7	105.9
Compensation and benefits	69.1	66.4
General and administrative expenses	16.5	17.1
Out-of-pocket engagement expenses	7.2	7.6
Depreciation and amortization	1.4	1.3

Operating income	11.5	13.5

Net income	7.7%	9.2%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended July 31,
	2008		2007
	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$93,974	45.7%	$87,314	47.1%
EMEA	51,590	25.1	44,722	24.1
Asia Pacific	21,403	10.4	22,661	12.2
South America	7,585	3.7	5,070	2.7

Total executive recruitment	174,552	84.9	159,767	86.1
Futurestep	31,181	15.1	25,586	13.9

Total fee revenue	205,733	100.0%	185,353	100.0%

Reimbursed out-of-pocket engagement expenses	11,739		10,924

Total revenue	$217,472		$196,277

	Three Months Ended July 31,
	2008		2007
	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:
North America	$18,637	19.8%	$19,791	22.7%
EMEA	8,486	16.4	7,691	17.2
Asia Pacific	3,476	16.2	4,537	20.0
South America	1,080	14.2	661	13.0

Total executive recruitment	31,679	18.1	32,680	20.5
Futurestep	2,855	9.2	2,084	8.1
Corporate	(10,780)		(9,651)

Total operating income	$23,754	11.5%	$25,113	13.5%

Three Months Ended July 31, 2008 Compared to Three Months Ended July 31, 2007
Fee Revenue. Fee revenue increased $20.3 million, or 11%, to $205.7 million in the three months ended July 31, 2008 compared to $185.4 million in the three months ended July 31, 2007. The improvement in fee revenue is attributable mainly to a 9% increase in the number of engagements billed and an increase in average fees from executive recruitment. Exchange rates favorably impacted fee revenues by $9.4 million in the first quarter of fiscal 2009.
Executive Recruitment. Executive recruitment fee revenue increased $14.7 million, or 9.2%, to $174.5 million in the three months ended July 31, 2008 compared to $159.8 million in the three months ended July 31, 2007 due to an increase in average fees for the segment. The number of engagements billed in the first quarter of fiscal 2009 were comparable to that of the first quarter of fiscal 2008.
North America fee revenue increased $6.6 million, or 7.6%, to $93.9 million in the three months ended July 31, 2008 compared to $87.3 million in the three months ended July 31, 2007 primarily due to an 3% increase in the number of engagements billed as well as a 4% increase in average fees in the region as compared to the first quarter of fiscal 2008. Overall revenue growth was driven by more significant increases in the industrial and healthcare sectors offset by declines in the financial services and technology sectors. Exchange rates favorably impacted North America fee revenue by $0.6 million in the first quarter of fiscal 2009.
EMEA reported fee revenue of $51.6 million, an increase of $6.9 million, or 15.4%, in the three months ended July 31, 2008 compared to $44.7 million in the three months ended July 31, 2007. EMEA’s increase in fee revenue was driven by a 6% increase in the number of engagements billed and a 9% increase in average fees. The improved performance in existing offices in Switzerland, Germany, and Norway were the primary contributors to the increase in fee revenue. The industrial and financial services sectors experienced the largest increase in fee revenue offset by a decline in the life sciences sector compared to the first quarter of fiscal 2008. Exchange rates favorably impacted EMEA fee revenue by $4.9 million in the first quarter of fiscal 2009.
Asia Pacific fee revenue decreased $1.3 million, or 5.7%, to $21.4 million, in the three months ended July 31, 2008 compared to $22.7 million in the three months ended July 31, 2007 as an increase of 6% in average fees billed per engagement was offset by an overall 11% decline in the number of engagements billed. An increase in fee revenue in Singapore was offset by decreases in fee revenue in Australia, India, Hong Kong and Japan. Exchange rates favorably impacted fee revenue for Asia Pacific by $0.9 million in the first quarter of fiscal 2009.
South America reported fee revenue of $7.6 million, an increase of $2.5 million, or 49.0%, in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. Of the increase in fee revenue, $0.9 million is attributable to the favorable impact of exchange rates. Engagements billed declined 5% while average fees increased 58% within the region compared to the first quarter of fiscal 2008. The improved performance in Brazil was the primary contributor to the increase in fee revenue in the first quarter of fiscal 2009 over the first quarter of fiscal 2008.
Futurestep. Futurestep’s fee revenue increased $5.6 million, or 21.9%, to $31.2 million in the three months ended July 31, 2008 compared to $25.6 million in the three months ended July 31, 2007. The improvement in Futurestep’s fee revenue is due to an increase in the number of engagements billed offset by a slight decrease in average fee per engagement billed. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $2.7 million, or 29.0%, to $12.0 million related to growth from Canada and the United States. Asia fee revenue increased $2.1 million, or 32.3%, to $8.6 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue increased $0.7 million, or 7.1%, to $10.5 million, arising from increased business in Spain, France and Germany offset by a decrease in the Netherlands. Exchange rates favorably impacted fee revenue by $2.1 million in the first quarter of fiscal 2009.

Compensation and Benefits. Compensation and benefits expense increased $19.1 million, or 15.5%, to $142.1 million in the three months ended July 31, 2008 from $123.0 million in the three months ended July 31, 2007. The increase in compensation and benefits expenses is primarily due to a 6% increase in global headcount, compared to the first quarter of fiscal 2008, including a 16% increase in the average number of consultants, coupled with increased profitability-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $6.0 million during the first quarter of fiscal 2009.
Executive recruitment compensation and benefits costs increased $13.8 million, or 13.8%, to $114.0 million in the three months ended July 31, 2008 compared to $100.2 million in the three months ended July 31, 2007 primarily due to an increase in the number of consultants. In the first quarter of fiscal 2009, the average number of consultants increased by 35, or 7%, compared to the first quarter of fiscal 2008. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $4.6 million. Executive recruitment compensation and benefits expenses in the three months ended July 31, 2008 increased to 65% as a percentage of fee revenue, compared to 63% in the first quarter of fiscal 2008.
Futurestep compensation and benefits expense increased $4.1 million, or 24.0%, to $21.2 million in the three months ended July 31, 2008 from $17.1 million in the three months ended July 31, 2007 due to investments in our employees which increased Futurestep average consultant headcount by 59% during the three months ended July 31, 2008 compared to the three months ended July 31, 2007. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.4 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 68% in the first quarter of fiscal 2009 from 67% in the first quarter of fiscal 2008.
Corporate compensation and benefits expense increased $1.2 million, or 21.1%, in the three months ended July 31, 2008 to $6.9 million primarily from increases in recognition of unearned deferred compensation balances in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.
General and Administrative Expenses. General and administrative expenses increased $2.3 million, or 7.3%, to $34.0 million in the three months ended July 31, 2008 compared to $31.7 million in the three months ended July 31, 2007. Exchange rates unfavorably impacted general and administrative expenses by $1.8 million in the first quarter of fiscal 2009.
Executive recruitment general and administrative expenses increased $2.2 million, or 9.8%, from $22.4 million in the three months ended July 31, 2007 to $24.6 million in the three months ended July 31, 2008. This increase was driven by increases in premise and office expenses of $1.7 million, business development expenses of $0.3 million, $0.6 million in other types of general expenses including meeting and travel expenses, and $0.8 million in realized foreign exchange losses. Offsetting the overall increase in executive recruitment general and administrative expenses is a decrease in bad debt expense of $1.2 million. Increased premise and office expenses is attributable to all regions due to increased rent expenses and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense decreased due to an overall improvement in the aging of accounts receivable. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 14% in the first quarter of fiscal 2009 and fiscal 2008.
Futurestep general and administrative expenses increased $0.3 million, or 5.4%, to $5.9 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007 primarily due to an increase in premise and office expenses of $0.5 million and business development expenses of $0.4 million which were offset by a decrease in Futurstep general and administrative expenses of $0.3 million in meetings and travel expenses and $0.2 million in bad debt expense. Increases in premise and office expenses resulted from increase in rent expenses noted across all regions and the opening of new offices in Europe and Asia. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 19% in the first quarter of fiscal 2009 from 22% in the first quarter of fiscal 2008.
Corporate general and administrative expenses decreased $0.2 million, or 5.4%, to $3.5 million in the three months ended July 31, 2008 compared to the three months ended July 31, 2007 primarily due to decreased professional fees, travel and meetings and premise and office expenses.
Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. In the three months ended July 31, 2008, out-of-pocket engagement expenses increased $0.6 million, or 4.3%, to $14.7 million compared to the three months ended July 31, 2007. Out-of-pocket engagement expenses as a percentage of fee revenue decreased to 7% in the first quarter of fiscal 2009 from 8% in the first quarter of fiscal 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses of $2.8 million in the three months ended July 31, 2008 increased $0.4 million, or 16.7%, compared to the three months ended July 31, 2007. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation and amortization expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build out and amortization of software costs that added new functionality in our corporate and executive search segments.
Operating Income. Operating income decreased $1.3 million, or 5.2%, to $23.8 million in the three months ended July 31, 2008 compared to $25.1 million in the three months ended July 31, 2007. This decrease in operating income resulted from a $22.5 million increase in operating expenses which was offset by an increase in total revenue of $21.2 million. The increase in operating expenses is primarily attributable to an increase in compensation and benefits, general and administrative expenses, including a modest amount of expenses aimed at maintaining consultant productivity.
Executive recruitment operating income decreased $1.0 million, or 3.1%, to $31.7 million in the three months ended July 31, 2008 compared to $32.7 million in the three months ended July 31, 2007. The decline in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts, as discussed above, as well as increased premise and other general administrative expenses. The Lominger Entities contributed $0.3 million of the operating income increase in the first quarter of fiscal 2009. Executive recruitment operating income during the first quarter of fiscal 2009, as a percentage of fee revenue, was 18% compared to 20% in the first quarter of fiscal 2008.
Futurestep operating income increased by $0.8 million to $2.9 million in the three months ended July 31, 2008 as compared to operating income of $2.1 million in the three months ended July 31, 2007. The change in Futurestep operating income is primarily due to an increase in total revenue while realizing a lesser increase in operating expenses during the three months ended July 31, 2008 compared to the three months ended July 31, 2007. Futurestep operating income, as a percentage of fee revenue, increased to 9% in the first quarter of fiscal 2009 from 8% in the first quarter of fiscal 2008.
Interest Income and Other Income, Net. Interest income and other income, net decreased by $1.1 million in the three months ended July 31, 2008 from $2.7 million in the three months ended July 31, 2007. Interest and dividend income decreased primarily as a result of lower average United States cash balances and lower overall interest rates compared to the first quarter of fiscal 2008.
Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”), was $1.2 million in the three months ended July 31, 2008 and the three months ended July 31, 2007.
Provision for Income Taxes. The provision for income taxes was $9.3 million in the three months ended July 31, 2008, compared to $10.4 million in the three months ended July 31, 2007. The provision for income taxes in the first quarter of fiscal 2009 reflects a 38.5% effective tax rate, which is comparable to the effective tax rate for the first quarter of fiscal 2008.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $1.1 million in the three months ended July 31, 2008 compared to $0.9 million in the three months ended July 31, 2007.
Liquidity and Capital Resources
We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs and/or obtain additional financing to meet our cash needs.
As of July 31, 2008 we held approximately $18.9 million (with a fair value of $17.8 million) of marketable securities investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally municipal notes or student loans which are substantially backed by the federal government. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our remaining auction rate securities has diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the principal balance through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of different form of financing to replace these securities, or the maturing of the securities.

As of August 8, 2008 the Company received notification from one of its third-party investment institutions announcing a proposed settlement, in principle, with various federal and state regulators to commit to purchase client auction rate security holdings at par value of their holdings. Under the proposal, the Company’s auction rate securities would be repurchased, if still outstanding, between June 2010 through 2012. The proposal covers $13.6 million (fair value of $12.8 million) of the Company’s $18.9 million (fair value of $17.8 million) auction rate securities held as of July 31, 2008. Upon the execution of the final settlement with the third-party investment institution, the Company will reverse any unrealized losses recorded in accumulated other comprehensive income on these securities, which was $0.8 million, as of July 31, 2008.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three months ended July 31, 2008, we recognized foreign currency losses, after income taxes, of $0.8 million primarily related to our North America, EMEA and Asia Pacific operations.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $4.1 million, $6.8 million and $9.5 million, respectively, based on outstanding balances at July 31, 2008. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $4.1 million, $6.8 million and $9.5 million, respectively, based on outstanding balances at July 31, 2008.

Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short-term and provide for variable market rates. As of July 31, 2008, we had no outstanding balance on our credit facility. We have $60.7 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2008 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.
As of July 31, 2008, we held approximately $18.9 million (fair valued of $17.8 million) of auction rate securities. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)) under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended July 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In our Form 10-K, we described material risk factors facing the business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to risk factors described in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the three months ended July 31, 2008, the Company repurchased shares of its common stock under the common stock repurchase program approved by the Board of Directors in November 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

				Approximate
			Shares	Dollar Value of
			Purchased	Shares that
		Average	as Part of a	May Yet Be
		Price	Publicly-	Purchased
		Paid	Announced	Under the
	Shares	Per	Program	Program
	Purchased	Share	(1)	(1)
May 1, 2008 – May 31, 2008	334	$16.80	—	$43.7 million
June 1, 2008 – June 30, 2008	47,126	$16.80	—	$43.7 million
July 1, 2008 – July 31, 2008	80,147	$16.70	9,200	$43.6 million

Balance as of July 31, 2008	127,607		9,200

(1)
On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the first quarter of fiscal year 2009.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
Number		Description of Exhibit
3.1		Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2		Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3		Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated July 29, 2002, and incorporated herein by reference.

10.1	*	Offer of Employment Letter between the Company and Paul C. Reilly dated June 26, 2008.

10.2	*	Reimbursement Letter Agreement between the Company and Paul C. Reilly dated as of March 1, 2008.

31.1		Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL
Date: September 9, 2008	By:	/s/ STEPHEN J. GIUSTO
Stephen J. Giusto
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
10.1	*	Offer of Employment Letter between the Company and Paul C. Reilly dated June 26, 2008.

10.2	*	Reimbursement Letter Agreement between the Company and Paul C. Reilly dated as of March 1, 2008.

31.1		Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.