Form 10-Q
period 2008-10-31
KORN FERRY INTERNATIONAL
filed 2008-12-10
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of December 5, 2008 was 44,747,944.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of	As of
	October 31,	April 30,
	2008	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$199,228	$305,296
Marketable securities	2,377	5,940
Receivables due from clients, net of allowance for doubtful accounts of $11,937 and $11,504, respectively	125,453	119,952
Income tax and other receivables	5,753	7,071
Deferred income taxes	9,714	10,401
Prepaid expenses	24,316	20,057

Total current assets	366,841	468,717
Marketable securities, noncurrent	78,237	78,026
Property and equipment, net	31,504	32,462
Cash surrender value of company owned life insurance policies, net of loans	77,753	81,377
Deferred income taxes	42,258	47,128
Goodwill	124,228	142,699
Intangible assets, net	15,243	15,519
Investments and other	15,643	14,286

Total assets	$751,707	$880,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,550	$15,309
Income taxes payable	9,270	20,948
Compensation and benefits payable	112,872	199,081
Other accrued liabilities	32,565	37,120

Total current liabilities	165,257	272,458
Deferred compensation and other retirement plans	101,490	105,719
Other liabilities	4,963	5,903

Total liabilities	271,710	384,080
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 56,077 and 54,786 shares issued and 44,734 and 44,593 shares outstanding, respectively	361,938	358,568
Retained earnings	124,478	95,014
Accumulated other comprehensive (loss) income	(5,877)	43,097

Stockholders’ equity	480,539	496,679
Less: Notes receivable from stockholders	(542)	(545)

Total stockholders’ equity	479,997	496,134

Total liabilities and stockholders’ equity	$751,707	$880,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Fee revenue	$189,300	$195,857	$395,033	$381,210
Reimbursed out-of-pocket engagement expenses	10,437	10,967	22,176	21,891

Total revenue	199,737	206,824	417,209	403,101
Compensation and benefits	129,748	130,404	271,871	253,390
General and administrative expenses	32,323	34,212	66,353	65,913
Out-of-pocket engagement expenses	13,297	14,287	28,030	28,414
Depreciation and amortization	2,881	2,539	5,713	4,889

Total operating expenses	178,249	181,442	371,967	352,606

Operating income	21,488	25,382	45,242	50,495
Interest and other (loss) income, net	(104)	2,014	1,500	4,744
Interest expense	1,080	1,215	2,304	2,447

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	20,304	26,181	44,438	52,792
Provision for income taxes	7,583	9,966	16,876	20,400
Equity in earnings of unconsolidated subsidiaries, net	839	894	1,902	1,817

Net income	$13,560	$17,109	$29,464	$34,209

Basic earnings per common share	$0.31	$0.38	$0.68	$0.76

Basic weighted average common shares outstanding	43,776	44,529	43,604	44,785

Diluted earnings per common share	$0.30	$0.37	$0.66	$0.74

Diluted weighted average common shares outstanding	44,676	45,841	44,590	46,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	October 31,
	2008	2007
Cash from operating activities:
Net income	$29,464	$34,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,712	4,889
Stock-based compensation expense	8,528	8,094
Loss on disposition of property and equipment	85	125
Provision for doubtful accounts	4,871	6,520
Loss (gain) on cash surrender value of life insurance policies	4,005	(3,945)
Realized loss (gain) on marketable securities	1,242	(827)
Deferred income taxes	5,557	(6,610)
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	(4,229)	12,785
Receivables	(9,054)	(44,608)
Prepaid expenses	(4,259)	(1.357)
Investment in unconsolidated subsidiaries	(3,724)	(2.256)
Income taxes payable	(6,401)	9,019
Accounts payable and accrued liabilities	(95,317)	(56,815)
Other	(551)	(2,593)

Net cash used in operating activities	(64,071)	(43,370)

Cash from investing activities:
Purchase of property and equipment	(6,414)	(8,050)
(Purchase of) proceeds from marketable securities, net	(9,637)	19,674
Cash paid for acquisitions, net of cash acquired	—	(3,755)
Premiums on life insurance policies	(439)	(484)
Dividends received from unconsolidated subsidiaries	1,799	1,027

Net cash (used in) provided by investing activities	(14,691)	8,412

Cash from financing activities:
Payments on life insurance policy loans	(367)	—
Borrowings under life insurance policies	426	427
Purchase of common stock	(7,582)	(54,532)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,484	14,928
Tax benefit from exercise of stock options	162	3,276
Receipts on stockholders’ notes	3	4

Net cash used in financing activities	(4,874)	(35,897)

Effect of exchange rates on cash and cash equivalents	(22,432)	5,232

Net decrease in cash and cash equivalents during the period	(106,068)	(65,623)
Cash and cash equivalents at beginning of the period	305,296	232,531

Cash and cash equivalents at end of the period	$199,228	$166,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements for the three and six months ended October 31, 2008 and 2007 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (the “Annual Report”) and should be read together with the Annual Report.
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
Marketable Securities
The Company classifies its marketable securities as either trading securities or available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets as of October 31, 2008 and April 30, 2008. Certain investments, which the Company intends to sell within the next twelve months, are carried as current. Additionally, certain of the Company’s investments, which are held in trust to satisfy obligations under the Company’s deferred compensation plans, are classified as noncurrent (see Note 5). The changes in fair values on trading securities are recorded as a component of net income. The changes in fair values, net of applicable taxes, on available-for-sale marketable securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.
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
The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of income for the three and six months ended October 31, 2008 and 2007:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Stock options and SARs	$(64)	$308	$224	$1,027
Restricted stock	4,268	3,814	8,058	6,839
ESPP	113	133	246	274

Total stock-based compensation expense, pre-tax	4,317	4,255	8,528	8,140
Tax benefit from stock-based compensation expense	(1,576)	(1,553)	(3,113)	(2,971)

Total stock-based compensation expense, net of tax	$2,741	$2,702	$5,415	$5,169

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of each employee stock option. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The assumptions used to estimate the fair value of each employee stock option using the Black-Scholes option valuation model were as follows for the six months ended October 31, 2008 and 2007:

	Six Months Ended
	October 31,
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
Common Stock
In the three and six months ended October 31, 2008, the Company issued approximately 80 and 97 shares of common stock as a result of the exercise of stock options, and 119 shares of common stock in conjunction with the Company’s ESPP. In the three and six months ended October 31, 2007, the Company issued approximately 102 and 986 shares of common stock as a result of the exercise of stock options, and 73 shares of common stock in conjunction with the Company’s ESPP.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation (see Note 5).
New Accounting Standards
In September 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF No. 06-4”). The scope of EITF No. 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF No. 06-4 does not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. The Company adopted EITF No. 06-4 effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) including an amendment of SFAS No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.162”). SFAS No. 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with U.S. GAAP by nongovernmental entities. This statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“Section 411”). As of the date of this report, the SEC had not approved the PCAOB amendments to AU Section 411. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position, results of operations and cash flows.
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

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Net income (Numerator):
Net income for basic EPS	$13,560	$17,109	$29,464	$34,209
Interest expense on convertible securities, net of related tax effects	—	36	—	73

Net income for diluted EPS	$13,560	$17,145	$29,464	$34,282

Shares (Denominator):
Weighted average shares for basic EPS	43,776	44,529	43,604	44,785
Effect of:
Warrants	72	109	76	129
Restricted stock	98	158	160	298
Stock options	717	1,038	732	1,347
ESPP	13	7	18	14

Adjusted weighted average shares for diluted EPS	44,676	45,841	44,590	46,573

Basic EPS	$0.31	$0.38	$0.68	$0.76

Diluted EPS	$0.30	$0.37	$0.66	$0.74

Assumed exercises or conversions have been excluded in computing the diluted EPS when their inclusion would be anti-dilutive.

3. Comprehensive (Loss) Income
Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).
Total comprehensive (loss) income is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Net income	$13,560	$17,109	$29,464	$34,209
Foreign currency translation adjustment	(41,330)	12,478	(42,715)	15,563
Unrealized (losses) gains on marketable securities, net of taxes	(4,829)	1,636	(6,259)	1,359

Comprehensive (loss) income	$(32,599)	$31,223	$(19,510)	$51,131

The components of accumulated other comprehensive (loss) income were as follows:

	As of
	October 31,
	2008	2007
Foreign currency translation adjustments	$1,493	$34,877
Unrealized (losses) gains on marketable securities, net of taxes	(8,149)	2,985
SFAS No. 158 adjustments, net of taxes	779	(335)

Accumulated other comprehensive (loss) income	$(5,877)	$37,527

4. Employee Stock Plans
Stock Option Plans
The Company has one stock incentive plan, entitled the Korn/Ferry International 2008 Stock Incentive Plan (the “2008 Plan”). The 2008 Plan was adopted by the Company’s stockholders on September 23, 2008, at the 2008 Annual Stockholder Meeting, and replaced the Company’s former stock incentive plan, the Performance Award Plan, which expired on August 8, 2008. The Performance Award Plan provided for, and the 2008 Plan provides for, the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARS, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.
Stock option and SARs information during the six months ended October 31, 2008 is as follows:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Options	average	contractual	intrinsic
	(in thousands)	exercise price	life (Yrs)	value
Outstanding at April 30, 2008	3,564	$14.79
Granted	3	16.81
Exercised	(107)	9.12
Forfeited/expired	(80)	20.98
Outstanding at October 31, 2008	3,380	$14.82	4.3	$7,612

Exercisable at October 31, 2008	3,295	$14.70	4.2	$7,612

Included in the table above are 59 SARs outstanding and exercisable at October 31, 2008 with a weighted-average exercise price of $12.26. As of October 31, 2008, there was $361 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.4 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Weighted average fair value of stock options granted	$6.67	$—	$6.69	$10.30
Total fair value of stock options and SARs vested	216	329	1,908	3,934
Total intrinsic value of stock options exercised	511	1,083	610	11,776
Total intrinsic value of SARs paid	—	—	—	—
Restricted Stock
The Company grants restricted stock to executive officers and other senior employees generally vesting over a four year period. Restricted stock is granted at a price equal to the fair market value of the Company’s common stock on the date of grant. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as upon commencement of employment. The fair value of restricted stock is determined based on the closing price of the Company’s common stock on the date of grant.
Information regarding the Company’s restricted stock during the six months ended October 31, 2008 is as follows:

		Weighted-
		average
	Shares	grant date
Nonvested shares	(in thousands)	fair value
Nonvested at April 30, 2008	1,952	$22.01
Granted	1,269	17.64
Vested	(563)	21.35
Forfeited	(66)	19.06

Nonvested at October 31, 2008	2,592	$17.13

As of October 31, 2008, there was $44,398 of total unrecognized compensation cost related to nonvested awards of restricted stock. That cost is expected to be recognized over a weighted-average period of three years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and six months ended October 31, 2008, 8 and 126 shares of restricted stock totaling $135 and $2,124, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to the vesting of restricted stock. In the three and six months ended October 31, 2007, 4 and 158 shares of restricted stock totaling $60 and $4,145, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the six months ended October 31, 2008 and 2007, employees purchased 119 shares at $13.37 per share, and 73 shares at $22.32 per share, respectively. No shares were purchased in the three months ended October 31, 2008 and 2007.

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
As of October 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities and a put option.
The Company’s investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and equity securities for which market prices are readily available. Our investments in marketable securities also consist of student loan portfolios (“auction rate securities”), which are classified as noncurrent marketable securities and reflected at fair value.
As of October 31, 2008 and April 30, 2008, the Company’s marketable securities included $63,037 and $63,491 respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $60,660 and $57,551 are classified as noncurrent.
As of October 31, 2008, $18,200 par value (with a fair value of $15,939) of the Company’s marketable securities consisted of auction rate securities, of which all were securities collateralized by student loan portfolios, which are guaranteed by the United States government. The Company continues to earn interest on all of its auction rate securities as of October 31, 2008. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during calendar year 2008. As such, quoted prices in active markets are not readily available at this time. A third-party investment institution provided an estimate of the fair value of the auction rate securities held as of October 31, 2008 and April 30, 2008. Therefore, in order to validate the fair value estimate of these securities for reporting, the Company considered the institution’s pricing model which included factors such as tax status, credit quality, duration, insurance wraps, portfolio composition, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of October 31, 2008 and April 30, 2008.
By letter dated August 8, 2008, the Company received notification from one of its investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value.
The Agreement covers $13,200 par value (fair value of $11,562) of the Company’s auction rate securities as of October 31, 2008. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in the recording of a $1,638 receivable with a corresponding credit to income for the value of the Put Option. Simultaneously, the Company made an election pursuant to SFAS No. 115 to transfer these auction rate securities from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the auction rate securities from accumulated other comprehensive income and the recognition of the unrealized losses as a charge to income of $1,638 in the three months ended October 31, 2008. The Company expects that the future changes in the fair value of the Put Option will be offset by the fair value movements in the related auction rate securities.

As the Company believes that the anticipated liquidation of the remaining $5,000 par value (fair value of $4,377) of auction rate securities may take longer than twelve months and given its intent and ability to hold these securities, they have been classified as noncurrent available-for-sale marketable securities on the condensed consolidated balance sheet as of October 31, 2008. Any future fluctuation in fair value related to these investments that it deems to be temporary would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment is other than temporary, it will record an impairment charge to earnings as appropriate.
Based on review of the Company’s available-for-sale securities included in the tables below, the Company determined that certain of the unrealized losses were other-than-temporary. Therefore, as of October 31, 2008, the Company recorded an other-than-temporary impairment charge of $544 on the current portion of marketable securities.
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of October 31, 2008:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$76,438	$76,438	$—	$—
Auction rate securities (1)	15,939	—	—	15,939
Auction rate securities put option	1,638	—	—	1,638
Equity securities (2)	28,004	28,004	—	—
Fixed income mutual fund (2)	9,082	9,082	—	—
Noncurrent money market mutual funds (2)	25,951	25,951	—	—

Total	$157,052	$139,475	$—	$17,577

(1)	$11,562 classified as trading securities.

(2)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $2,377 classified as current assets.
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and six months ended October 31, 2008:

	Auction Rate Securities
	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2008	2008
Balance at beginning of period	$17,783	$20,475
Auction rate securities put option	1,638	1,638
Reversal of unrealized loss associated with transfer of securities to trading	780	780
Unrealized loss included in income	(1,638)	(1,638)
Unrealized loss included in accumulated other comprehensive income	(327)	(586)
Sales of securities	(700)	(3,250)
Reversal of unrealized loss associated with sales of securities at par	41	158

Ending balance at October 31, 2008	$17,577	$17,577

6. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Components of net periodic benefit costs:	2008	2007	2008	2007
Service cost	$174	$267	$348	$534
Interest cost	910	835	1,820	1,670
Amortization of actuarial gain	(21)	(18)	(42)	(36)
Amortization of net transition obligation	53	53	106	106

Net periodic benefit cost	$1,116	$1,137	$2,232	$2,274

The Company also has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made $2,928 and $14,696 in ECAP contributions in the three and six months ended October 31, 2008. The Company contributions vest and are generally expensed ratably over a four year period.

7. Business Segments
The Company operates in two global business segments: executive recruitment and Futurestep. These segments are distinguished primarily by the candidates’ level of compensation. The executive recruitment business segment is managed by geographic regional leaders. Revenue from leadership and talent consulting and other consulting engagements is included in executive recruitment. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.
A summary of the Company’s results of operations by business segment is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Fee revenue:
Executive recruitment:
North America	$91,697	$94,862	$185,671	$182,176
EMEA	40,486	42,058	92,076	86,780
Asia Pacific	21,187	24,656	42,590	47,317
South America	6,828	7,497	14,413	12,567

Total executive recruitment	160,198	169,073	334,750	328,840
Futurestep	29,102	26,784	60,283	52,370

Total fee revenue	$189,300	$195,857	$395,033	$381,210

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Total revenue:
Executive Recruitment:
North America	$97,224	$100,163	$197,068	$192,393
EMEA	42,010	43,439	95,490	89,472
Asia Pacific	21,603	25,248	43,458	48,490
South America	6,954	7,606	14,647	12,792

Total executive recruitment	167,791	176,456	350,663	343,147
Futurestep	31,946	30,368	66,546	59,954

Total revenue	$199,737	$206,824	$417,209	$403,101

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Operating income (loss):
Executive recruitment:
North America	$16,197	$21,388	$34,834	$41,179
EMEA	5,910	6,064	14,396	13,755
Asia Pacific	3,267	4,614	6,743	9,151
South America	1,214	884	2,294	1,545

Total executive recruitment	26,588	32,950	58,267	65,630
Futurestep	1,221	1,532	4,076	3,616

Corporate	(6,321)	(9,100)	(17,101)	(18,751)

Total operating income	$21,488	$25,382	$45,242	$50,495

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This quarterly report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are also forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, restrictions imposed by off-limits agreements, competition, risks related to the growth and results of Futurestep, global economic developments, reliance on information processing systems, and employment liability risk as well as the matters disclosed under the heading “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements included in this Form 10-Q. The forward-looking statements included in this Form 10-Q are made only as of the date of this report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements included in this Form 10-Q.
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier provider of talent management solutions that help clients to attract, deploy, retain and reward their talent. Our services include executive recruitment, middle-management recruitment, outsourced recruitment (through Futurestep), leadership development solutions and executive coaching. Over half of the executive recruitment engagements we performed in the last fiscal year were for board level, chief executive or other senior executive and general management positions. Our 5,120 clients in the last fiscal 2008 included approximately 49% of the FORTUNE 500 companies. We have established strong client loyalty. 74% of the executive recruitment assignments we performed during the previous fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
In an effort to maintain our long-term strategy of being the leading provider of executive recruitment, middle-management recruitment, outsourced recruitment, leadership development solutions and executive coaching, our strategic focus for fiscal 2009 centers upon increasing market share and further enhancing the cross-selling of our multi-service strategy. We plan to continue to address areas of increasing client demand, including Recruitment Process Outsourcing (“RPO”) and Leadership and Talent Consulting (“LTC”). We plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.
Fee revenue decreased 3% in the second quarter of fiscal 2009 to $189.3 million compared to $195.9 million in the second quarter of fiscal 2008, with decreases in all executive recruitment regions offset by an increase of $2.3 million in Futurestep . The North America and Asia regions experienced the largest dollar decreases in fee revenue. In the second quarter of fiscal 2009, we earned an operating profit of $21.5 million with operating income from executive recruitment of $26.6 million and $1.2 million from Futurestep, offset by corporate expenses of $6.3 million. This represents a decrease of 15% over the prior year’s second quarter operating income of $25.4 million.
We had no long-term debt nor an outstanding balance under our credit facility at October 31, 2008. Our working capital increased $5.3 million in the first six months of fiscal 2009 to $201.6 million at October 31, 2008.

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
Results of Operations
The following table summarizes the results of our operations for the three and six month periods ended October 31, 2008 and 2007 as a percentage of fee revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.5	5.6	5.6	5.7

Total revenue	105.5	105.6	105.6	105.7
Compensation and benefits	68.5	66.6	68.8	66.5
General and administrative expenses	17.1	17.5	16.8	17.3
Out-of-pocket engagement expenses	7.0	7.3	7.1	7.5
Depreciation and amortization	1.5	1.2	1.4	1.2

Operating income	11.4	13.0	11.5	13.2

Net income	7.2%	8.7%	7.5%	9.0%

The following tables summarize the results of our operations by business segment. Operating income (loss) is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended October 31,				Six Months Ended October 31,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:

North America	$91,697	48.4%	$94,862	48.4%	$185,671	47.0%	$182,176	47.8%
EMEA	40,486	21.4	42,058	21.5	92,076	23.3	86,780	22.8
Asia Pacific	21,187	11.2	24,656	12.6	42,590	10.8	47,317	12.4
South America	6,828	3.6	7,497	3.8	14,413	3.6	12,567	3.3

Total executive recruitment	160,198	84.6	169,073	86.3	334,750	84.7	328,840	86.3
Futurestep	29,102	15.4	26,784	13.7	60,283	15.3	52,370	13.7

Total fee revenue	189,300	100.0%	195,857	100.0%	395,033	100.0%	381,210	100.0%

Reimbursed out-of-pocket engagement expenses	10,437		10,967		22,176		21,891

Total revenue	$199,737		$206,824		$417,209		$403,101

	Three Months Ended October 31,				Six Months Ended October 31,
	2008		2007		2008		2007
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating income (loss)
Executive recruitment:

North America	$16,197	17.7%	$21,388	22.5%	$34,834	18.8%	$41,179	22.6%
EMEA	5,910	14.6	6,064	14.4	14,396	15.6	13,755	15.9
Asia Pacific	3,267	15.4	4,614	18.7	6,743	15.8	9,151	19.3
South America	1,214	17.8	884	11.8	2,294	15.9	1,545	12.3

Total executive recruitment	26,588	16.6	32,950	19.5	58,267	17.4	65,630	20.0
Futurestep	1,221	4.2	1,532	5.7	4,076	6.8	3,616	6.9
Corporate	(6,321)		(9,100)		(17,101)		(18,751)

Total operating income	$21,488	11.4%	$25,382	13.0%	$45,242	11.5%	$50,495	13.2%

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007
Fee Revenue. Fee revenue decreased $6.6 million, or 3%, to $189.3 million in the three months ended October 31, 2008 compared to $195.9 million in the three months ended October 31, 2007. The decline in fee revenue is attributable mainly to a 7% decrease in average fees across all regions. Exchange rates unfavorably impacted fee revenues by $1.3 million in the second quarter of fiscal 2009.
Executive Recruitment. Executive recruitment reported fee revenue of $160.2 million, a decrease of $8.9 million, or 5%, in the three months ended October 31, 2008 compared to $169.1 million in the three months ended October 31, 2007 due to a 5% decrease in average fees for the segment. The number of engagements billed in the second quarter of fiscal 2009 were comparable to that of the second quarter of fiscal 2008.
North America reported fee revenue of $91.7 million, a decrease of $3.2 million, or 3%, in the three months ended October 31, 2008 compared to $94.9 million in the three months ended October 31, 2007 primarily due to a 6% decrease in average fees in the region offset by a 3% increase in the number of engagements billed compared to the second quarter of fiscal 2008. The regions overall revenue decline was driven by a more significant decrease in the financial sector offset by increases in the industrial and life science sectors. Exchange rates unfavorably impacted North America fee revenue by $0.5 million in the second quarter of fiscal 2009.
EMEA reported fee revenue of $40.5 million, a decrease of $1.5 million, or 4%, in the three months ended October 31, 2008 compared to $42.0 million in the three months ended October 31, 2007. EMEA’s decrease in fee revenue was driven by a 3% decrease in average fees compared to the second quarter of fiscal 2008. The number of engagements billed in the second quarter of fiscal 2009 was comparable to the second quarter of fiscal 2008. The existing offices in the United Kingdom, Hungary, and the Czech Republic were the primary contributors to the decrease in fee revenue. The financial and technology sectors experienced the largest decrease in fee revenue offset by an increase in the industrial sector compared to the second quarter of fiscal 2008. Exchange rates unfavorably impacted EMEA fee revenue by $0.2 million in the second quarter of fiscal 2009.
Asia Pacific reported fee revenue of $21.2 million, a decrease of $3.5 million, or 14%, in the three months ended October 31, 2008 compared to $24.7 million in the three months ended October 31, 2007 from a decrease of 4% in average fees billed per engagement and a 11% decline in the number of engagements billed. The decrease in fee revenue was primarily due to declines in the financial, technology, life science and consumer goods sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $0.4 million in the second quarter of fiscal 2009.
South America reported fee revenue of $6.8 million, a decrease of $0.7 million, or 9%, in the three months ended October 31, 2008 compared to $7.5 million in the three months ended October 31, 2007. Engagements billed increased 10% while average fees decreased 17% within the region compared to the second quarter of fiscal 2008. The declined performance in Brazil was the primary contributor to the decrease in fee revenue in the second quarter of fiscal 2009 over the second quarter of fiscal 2008. Exchange rates favorably impacted fee revenue for South America by $0.2 million in the second quarter of fiscal 2009.
Futurestep. Futurestep reported fee revenue of $29.1 million, an increase of $2.3 million, or 9%, in the three months ended October 31, 2008 compared to $26.8 million in the three months ended October 31, 2007. The improvement in Futurestep’s fee revenue is due to an increase in the number of engagements billed offset by a slight decrease in average fee per engagement billed. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $2.4 million, or 23.3%, to $12.7 million related to growth from Canada and the United States. Asia fee revenue increased $1.2 million, or 16.9%, to $8.3 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue decreased $1.3 million, or 13.8%, to $8.1 million, arising from decreased business in the United Kingdom, Belgium and Norway offset by an increase in France. Exchange rates unfavorably impacted fee revenue by $0.4 million in the second quarter of fiscal 2009.
Compensation and Benefits. Compensation and benefits expense of $129.7 million in the three months ended October 31, 2008 is comparable to $130.4 million in the three months ended October 31, 2007. The change in compensation and benefits expenses is primarily due to a $3.9 million decline in expense from deferred compensation retirement plans, a 5% increase in global headcount, compared to the second quarter of fiscal 2008, including a 7% increase in the average number of consultants. Exchange rates favorably impacted compensation and benefits expenses by $0.8 million during the second quarter of fiscal 2009.

Executive recruitment compensation and benefits costs were $106.1 million in the three months ended October 31, 2008 compared to $106.5 million in the three months ended October 31, 2007. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $0.6 million. Executive recruitment compensation and benefits expenses in the second quarter of fiscal 2009 were 66% as a percentage of fee revenue, compared to 63% in the second quarter of fiscal 2008.
Futurestep compensation and benefits expense increased $2.2 million, or 12%, to $20.8 million in the three months ended October 31, 2008 from $18.6 million in the three months ended October 31, 2007 due to investments in our employees which increased Futurestep average consultant headcount by 19% during the three months ended October 31, 2008 compared to the three months ended October 31, 2007. Exchange rates favorably impacted Futurestep compensation and benefits expense by $0.2 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, were 71% in the second quarter of fiscal 2009 from 70% in the second quarter of fiscal 2008.
Corporate compensation and benefits expense decreased $2.5 million, or 47%, to $2.8 million in the three months ended October 31, 2008 from $5.3 million in the three months ended October 31, 2007 primarily from increases in recognition of unearned deferred compensation balances offset by an increase in the change in cash surrender value of company owned insurance policies in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
General and Administrative Expenses. General and administrative expenses decreased $1.9 million, or 6%, to $32.3 million in the three months ended October 31, 2008 compared to $34.2 million in the three months ended October 31, 2007. Exchange rates favorably impacted general and administrative expenses by $0.3 million in the second quarter of fiscal 2009.
Executive recruitment general and administrative expenses decreased $1.7 million, or 7%, to $23.2 million in the three months ended October 31, 2008 from $24.9 million in the three months ended October 31, 2007. This decrease was driven by decreases in other types of general expenses including meeting and travel expenses of $1.4 million, realized foreign exchange gains of $1.3 million and business development expenses of $0.3 million. Offsetting the overall decrease in executive recruitment general and administrative expenses is an increase in premise and office expenses of $1.1 million and bad debt expense of $0.2 million. Increased premise and office expenses is attributable to all regions due to increased rent expenses and associated utility costs. Business development increased primarily due to the growth in the business. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 15% in the second quarter of fiscal 2009 and fiscal 2008.
Futurestep general and administrative expenses increased $0.4 million, or 7%, to $6.1 million in the three months ended October 31, 2008 compared to $5.7 million in the three months ended October 31, 2007 primarily due to an increase in business development expenses of $0.4 million, foreign exchange loss of $0.1 million, premise and office expenses of $0.2 million, general and administrative expenses of $0.1 million in meetings and travel expenses and offset by a decrease in bad debt expenses of $0.4 million. Increases in premise and office expenses resulted from increase in rent expenses noted across all regions and the opening of new offices in Europe and Asia. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in the second quarter of fiscal 2009 and fiscal 2008.
Corporate general and administrative expenses decreased $0.5 million, or 14%, to $3.1 million in the three months ended October 31, 2008 compared to $3.6 million in the three months ended October 31, 2007 primarily due to an increase in foreign exchange gains.
Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $1.0 million, or 7%, to $13.3 million in the three months ended October 31, 2008 compared to $14.3 million in the three months ended October 31, 2007. Out-of-pocket engagement expenses as a percentage of fee revenue was 7% in the second quarter of fiscal 2009 and fiscal 2008.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $0.3 million, or 12%, to $2.8 million in the three months ended October 31, 2008 compared to $2.5 million in the three months ended October 31, 2007. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation and amortization expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build out and amortization of software costs that added new functionality in our corporate and executive search segments.

Operating Income. Operating income decreased $3.9 million, or 15%, to $21.5 million in the three months ended October 31, 2008 compared to $25.4 million in the three months ended October 31, 2007. This decrease in operating income resulted from a $3.2 million decrease in operating expenses which was offset by a decrease in total revenue of $7.1 million.
Executive recruitment operating income decreased $6.4 million, or 19%, to $26.6 million in the three months ended October 31, 2008 compared to $33.0 million in the three months ended October 31, 2007. The decline in executive recruitment operating income is primarily attributable to decreased revenues within the quarter. Executive recruitment operating income during the second quarter of fiscal 2009, as a percentage of fee revenue, was 17% compared to 19% in the second quarter of fiscal 2008.
Futurestep operating income decreased $0.3 million, or 20%, to $1.2 million in the three months ended October 31, 2008 as compared to operating income of $1.5 million in the three months ended October 31, 2007. The change in Futurestep operating income is primarily due to an increase in total revenue while incurring severance related costs of approximately $0.5 million during the three months ended October 31, 2008 compared to the three months ended October 31, 2007. Futurestep operating income, as a percentage of fee revenue, decreased to 4% in the second quarter of fiscal 2009 from 6% in the second quarter of fiscal 2008.
Interest Income and Other (Loss) Income, Net. Interest income and other income, net decreased by $2.1 million in the three months ended October 31, 2008 from $2.0 million in the three months ended October 31, 2007. Interest and dividend income decreased primarily as a result of lower average interest-bearing balances, lower overall interest rates and an other-than-temporary impairment charge of $0.5 million realized on a portion of our marketable securities in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.
Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”), was $1.1 million in the three months ended October 31, 2008 and $1.2 million in the three months ended October 31, 2007.
Provision for Income Taxes. The provision for income taxes decreased $2.4 million to $7.6 million in the three months ended October 31, 2008, compared to $10.0 million in the three months ended October 31, 2007. The provision for income taxes in the second quarter of fiscal 2009 reflects a 36% effective tax rate, which is comparable to the effective tax rate for the second quarter of fiscal 2008.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.8 million in the three months ended October 31, 2008 compared to $0.9 million in the three months ended October 31, 2007.
Six Months Ended October 31, 2008 Compared to Six Months Ended October 31, 2007
Fee Revenue. Fee revenue increased $13.8 million, or 3.6%, to $395.0 million in the six months ended October 31, 2008 compared to $381.2 million in the six months ended October 31, 2007. The improvement in fee revenue is attributable mainly to a 7% increase in the number of engagements billed and an increase in average fees from executive recruitment. Exchange rates favorably impacted fee revenues by $7.6 million in the six months ended October 31, 2008.
Executive Recruitment. Executive recruitment reported fee revenue of $334.8 million, an increase of $6.0 million, or 1.8%, in the six months ended October 31, 2008 compared to $328.8 million in the six months ended October 31, 2007 due to an increase in average fees of 2% for the segment. The number of engagements billed in the six months ended October 31, 2008 were comparable to that of the six months ended October 31, 2007.
North America reported fee revenue of $185.7 million, an increase of $3.5 million, or 1.9%, in the six months ended October 31, 2008 compared to $182.2 million in the six months ended October 31, 2007 primarily due to a 2% increase in the number of engagements billed while average fees in the region were unchanged compared to the six months ended October 31, 2007. Overall revenue growth was driven by more significant increases in the industrial and consumer goods sectors offset by declines in the financial services and technology sectors. Exchange rates favorably impacted North America fee revenue by $0.2 million in the six months ended October 31, 2008.
EMEA reported fee revenue of $92.1 million, an increase of $5.3 million, or 6.1%, in the six months ended October 31, 2008 compared to $86.8 million in the six months ended October 31, 2007. EMEA’s increase in fee revenue was driven by a 4% increase in the number of engagements billed and a 2% increase in average fees. The performance in existing offices in Switzerland, Germany, and Greece were the primary contributors to the increase in fee revenue. The industrial and technology sectors experienced the largest increase in fee revenue offset by a decline in the life sciences sector compared to the six months ended October 31, 2007. Exchange rates favorably impacted EMEA fee revenue by $4.3 million in the six months ended October 31, 2008.

Asia Pacific reported fee revenue of $42.6 million, a decrease of $4.7 million, or 9.9%, in the six months ended October 31, 2008 compared to $47.3 million in the six months ended October 31, 2007 as an increase of 1% in average fees billed per engagement was offset by an overall 11% decline in the number of engagements billed. An increase in fee revenue in the industrial sector was offset by decreases in fee revenue in the technology sector. Exchange rates favorably impacted fee revenue for Asia Pacific by $0.5 million in the six months ended October 31, 2008.
South America reported fee revenue of $14.4 million, an increase of $1.8 million, or 14.3%, in the six months ended October 31, 2008 compared to $12.6 million in the six months ended October 31, 2007. Of the increase in fee revenue, $1.0 million is attributable to the favorable impact of exchange rates. Engagements billed increased 3% while average fees increased 12% within the region in the six months ended October 31, 2008 compared to the six months ended October 31, 2007. The improved performance in the consumer goods and industrial sectors was the primary contributor to the increase in fee revenue in the six months ended October 31, 2008 over the six months ended October 31, 2007.
Futurestep. Futurestep reported fee revenue of $60.3 million, an increase of $7.9, or 15.1%, in the six months ended October 31, 2008 compared to $52.4 million in the six months ended October 31, 2007. The improvement in Futurestep’s fee revenue is due to an increase in the number of engagements billed offset by a slight decrease in average fee per engagement billed. Of the total increase in fee revenue, North America experienced the largest increase in fee revenue of $5.2 million, or 26.5%, to $24.7 million related to growth from Canada and the United States. Asia fee revenue increased $3.4 million, or 25.0%, to $17.0 million reflecting increased revenue from areas including RPO and individual searches. Europe fee revenue decreased $0.6 million, or 3.1%, to $18.6 million. Exchange rates favorably impacted fee revenue by $1.7 million in the six months ended October 31, 2008.
Compensation and Benefits. Compensation and benefits expense increased $18.5 million, or 7.3%, to $271.9 million in the six months ended October 31, 2008 from $253.4 million in the six months ended October 31, 2007. The increase in compensation and benefits expenses is primarily due to a 5% increase in global headcount, compared to the six months ended October 31, 2007, including a 8% increase in the average number of consultants, coupled with increased profitability-based awards. Exchange rates unfavorably impacted compensation and benefits expenses by $5.0 million during the six months ended October 31, 2008.
Executive recruitment compensation and benefits costs increased $13.5 million, or 6.5%, to $220.2 million in the six months ended October 31, 2008 compared to $206.7 million in the six months ended October 31, 2007 primarily due to an increase in the number of consultants. In the six months ended October 31, 2008, the average number of consultants increased by 13, or 3%, compared to the six months ended October 31, 2007. Exchange rates impacted executive recruitment compensation and benefits expense unfavorably by $3.8 million. Executive recruitment compensation and benefits expenses in the six months ended October 31, 2008 increased to 66% as a percentage of fee revenue, compared to 63% in the six months ended October 31, 2007.
Futurestep compensation and benefits expense increased $6.2 million, or 17.4%, to $41.9 million in the six months ended October 31, 2008 from $35.7 million in the six months ended October 31, 2007 due to investments in our employees which increased Futurestep average consultant headcount increased by 28% during the six months ended October 31, 2008 compared to the six months ended October 31, 2007. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.2 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 70% in the six months ended October 31, 2008 from 68% in the six months ended October 31, 2007.
Corporate compensation and benefits expense decreased $1.1 million, or 10.1%, to $9.8 million in the six months ended October 31, 2008 compared to $10.9 million in the six months ended October 31, 2007 primarily from a decrease in deferred compensation liability expenses offset by increases in recognition of unearned deferred compensation balances in the six months ended October 31, 2008 compared to the six months ended October 31, 2007.
General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 0.8%, to $66.4 million in the six months ended October 31, 2008 compared to $65.9 million in the six months ended October 31, 2007. Exchange rates unfavorably impacted general and administrative expenses by $1.5 million in the six months ended October 31, 2008.

Executive recruitment general and administrative expenses increased $0.4 million, or 1.0%, to $47.8 million in the six months ended October 31, 2008 from $47.4 million in the six months ended October 31, 2007. This increase was driven by increases in premise and office expenses of $2.7 million. Offsetting the overall increase in executive recruitment general and administrative expenses is a decrease in other types of general expenses, including meeting and travel expense, of $1.5 million, bad debt expense of $1.1 million, and $0.5 million in realized foreign exchange losses. Increased premise and office expenses is attributable to all regions due to increased rent expenses and associated utility costs. Business development increased primarily due to the growth in the business. Bad debt expense decreased due to an overall improvement in the aging of accounts receivable. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 14% in both the six months ended October 31, 2008 and the six months ended October 31, 2007.
Futurestep general and administrative expenses increased $0.7 million, or 6.2%, to $12.0 million in the six months ended October 31, 2008 compared to $11.3 million in the six months ended October 31, 2007 primarily due to an increase in business development expenses of $0.7 million premise and office expenses of $0.7 million and $0.1 million in foreign exchange gains which were offset by a decrease of $0.6 million in bad debt expense and $0.2 million of general and administrative expenses. Increases in premise and office expenses resulted from increase in rent expenses noted across all regions and the opening of new offices in Europe and Asia. Futurestep general and administrative expenses, as a percentage of fee revenue, decreased to 20% in the six months ended October 31, 2008 from 21% in the six months ended October 31, 2007.
Corporate general and administrative expenses decreased $0.6 million, or 8.3%, to $6.6 million in the six months ended October 31, 2008 compared to $7.2 million in the six months ended October 31, 2007 primarily due to decreased professional fees, travel and meetings and premise and office expenses.
Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $0.4 million, or 1.4%, to $28.0 million in the six months ended October 31, 2008, compared to $28.4 million in the six months ended October 31, 2007. Out-of-pocket engagement expenses as a percentage of fee revenue remained constant at 7% in both the six months ended October 31, 2008 and the six months ended October 31, 2007.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $0.8 million, or 16.3%, to $5.7 million in the six months ended October 31, 2008 compared to $4.9 million in the six months ended October 31, 2007. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation and amortization expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build out and amortization of software costs that added new functionality in our corporate and executive search segments.
Operating Income. Operating income decreased $5.3 million, or 10.5%, to $45.2 million in the six months ended October 31, 2008 compared to $50.5 million in the six months ended October 31, 2007. This decrease in operating income resulted from a $19.4 million increase in operating expenses which was offset by an increase in total revenue of $14.1 million. The increase in operating expenses is primarily attributable to an increase in compensation and benefits, general and administrative expenses, including a modest amount of severance related costs.
Executive recruitment operating income decreased $7.3 million, or 11.1%, to $58.3 million in the six months ended October 31, 2008 compared to $65.6 million in the six months ended October 31, 2007. The decline in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts, as discussed above, as well as increased premise and other general administrative expenses. The Lominger Entities contributed $0.3 million of the operating income increase in the six months ended October 31, 2008. Executive recruitment operating income during the six months ended October 31, 2008, as a percentage of fee revenue, was 17% compared to 20% in the six months ended October 31, 2007.
Futurestep operating income increased by $0.5 million, or 13.9%, to $4.1 million in the six months ended October 31, 2008 as compared to operating income of $3.6 million in the six months ended October 31, 2007. The change in Futurestep operating income is primarily due to an increase in total revenue while realizing a lesser increase in operating expenses during the six months ended October 31, 2008 compared to the six months ended October 31, 2007. Futurestep operating income, as a percentage of fee revenue, increased to 7% in both the six months ended October 31, 2008 and the six months ended October 31, 2007.
Interest Income and Other Income, Net. Interest income and other income, net decreased by $3.2 million, or 68%, to $1.5 million in the six months ended October 31, 2008 from $4.7 million in the six months ended October 31, 2007. Interest and dividend income decreased primarily as a result of lower average United States cash balances, lower overall interest rates compared to the six months ended October 31, 2007 and an other-than-temporary impairment charge of $0.5 million realized on our marketable securities.

Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”), was $2.3 million in the six months ended October 31, 2008 compared to $2.4 million in the six months ended October 31, 2007.
Provision for Income Taxes. The provision for income taxes was $16.9 million in the six months ended October 31, 2008, compared to $20.4 million in the six months ended October 31, 2007. The provision for income taxes in the six months ended October 31, 2008 reflects a 36% effective tax rate, which is comparable to the effective tax rate for the six months ended October 31, 2007.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $1.9 million in the six months ended October 31, 2008 compared to $1.8 million in the six months ended October 31, 2007.
Liquidity and Capital Resources
We believe that cash on hand, borrowings available under our credit facility and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements. However, adverse changes in our revenue could require us to cut costs and/or obtain additional financing to meet our cash needs.
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. Those regions and industries have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.
As of October 31, 2008 we held approximately $18.2 million par value (with a fair value of $15.9 million) of marketable securities investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our remaining auction rate securities has diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the principal balance through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of different form of financing to replace these securities, or the maturing of the securities.
As of August 8, 2008 we received notification from one of our investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right to sell our auction rate securities at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. The Agreement covers $13.2 million par value (fair value of $11.6) of our auction rate securities as of October 31, 2008 and we expect to receive the entire par value upon the future liquidation of the securities.
We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three months ended October 31, 2008, we recognized foreign currency gains, after income taxes, of $0.8 million primarily related to our North America, Latin America and Corporate operations.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $3.1 million, $5.2 million and $7.2 million, respectively, based on outstanding balances at October 31, 2008. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $3.1 million, $5.2 million and $7.2 million, respectively, based on outstanding balances at October 31, 2008.
Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short-term and provide for variable market rates. As of October 31, 2008, we had no outstanding balance on our credit facility. We have $60.8 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2008 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.
As of October 31, 2008, we held approximately $18.2 million par value (fair valued of $15.9 million) of auction rate securities. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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
(b) Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended October 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
In our Form 10-K, we described material risk factors facing the business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, except as noted, there have been no material changes to risk factors described in our Form 10-K.
Global economic developments and the economic conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could undermine our future profitability.
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees. Any significant economic downturn, on a global basis, in North America (our largest region), or in other regions or industries where our operations are heavily concentrated, could harm our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the three months ended October 31, 2008, the Company repurchased shares of its common stock under the common stock repurchase program approved by the Board of Directors in November 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

				Approximate
			Shares	Dollar Value of
			Purchased	Shares that
		Average	as Part of a	May Yet Be
		Price	Publicly-	Purchased
		Paid	Announced	Under the
	Shares	Per	Program	Program
	Purchased	Share	(1)	(1)
August 1, 2008 — August 31, 2008	—	$—	—	$43.6 million
September 1, 2008 — September 30, 2008	27,202	$16.20	19,300	$43.3 million
October 1, 2008 — October 31, 2008	390,600	$12.81	390,600	$38.3 million

Balance as of October 31, 2008	417,802		409,900

(1)
On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the second quarter of fiscal year 2009.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999, and incorporated herein by reference.

3.2	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated October 29, 2002, and incorporated herein by reference.

31.1	Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL
Date: December 10, 2008	By:	/s/ STEPHEN J. GIUSTO
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