Form 10-Q
period 2009-01-31
KORN FERRY INTERNATIONAL
filed 2009-03-12
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of March 9, 2009 was 44,721,871.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	As of	As of
	January 31,	April 30,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$217,486	$305,296
Marketable securities	2,094	5,940
Receivables due from clients, net of allowance for doubtful accounts of $12,501 and $11,504, respectively	98,200	119,952
Income taxes and other receivables	6,247	7,071
Deferred income taxes	11,636	10,401
Prepaid expenses and other assets	21,949	20,057

Total current assets	357,612	468,717
Marketable securities, noncurrent	70,299	78,026
Property and equipment, net	32,395	32,462
Cash surrender value of company owned life insurance policies, net of loans	62,437	81,377
Deferred income taxes	35,072	47,128
Goodwill	131,997	142,699
Intangible assets, net	17,146	15,519
Investments and other	28,112	14,286

Total assets	$735,070	$880,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$9,191	$15,309
Income taxes payable	1,180	20,948
Compensation and benefits payable	113,394	199,081
Other accrued liabilities	38,143	37,120

Total current liabilities	161,908	272,458
Deferred compensation and other retirement plans	100,667	105,719
Other liabilities	5,677	5,903

Total liabilities	268,252	384,080
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 56,085 and 54,786 shares issued and 44,696 and 44,593 shares outstanding, respectively	365,172	358,568
Retained earnings	102,122	95,014
Accumulated other comprehensive income	64	43,097

Stockholders’ equity	467,358	496,679
Less: notes receivable from stockholders	(540)	(545)

Total stockholders’ equity	466,818	496,134

Total liabilities and stockholders’ equity	$735,070	$880,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Fee revenue	$136,210	$201,156	$531,243	$582,366
Reimbursed out-of-pocket engagement expenses	8,283	10,935	30,459	32,826

Total revenue	144,493	212,091	561,702	615,192
Compensation and benefits	93,978	138,594	365,849	391,984
General and administrative expenses	30,963	35,255	97,316	101,168
Out-of-pocket engagement expenses	11,041	14,250	39,071	42,664
Depreciation and amortization	2,924	2,812	8,637	7,701
Restructuring charges	16,845	—	16,845	—

Total operating expenses	155,751	190,911	527,718	543,517

Operating (loss) income	(11,258)	21,180	33,984	71,675
Interest and other (loss) income, net	(14,794)	5,025	(13,294)	9,769
Interest expense	1,267	1,248	3,571	3,695

(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(27,319)	24,957	17,119	77,749
(Benefit) provision for income taxes	(4,549)	9,353	12,327	29,753
Equity in earnings of unconsolidated subsidiaries, net	414	652	2,316	2,469

Net (loss) income	$(22,356)	$16,256	$7,108	$50,465

Basic (loss) earnings per common share	$(0.52)	$0.38	$0.16	$1.14

Basic weighted average common shares outstanding	43,406	43,247	43,538	44,273

Diluted (loss) earnings per common share	$(0.52)	$0.37	$0.16	$1.10

Diluted weighted average common shares outstanding	43,406	44,303	44,352	45,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	January 31,
	2009	2008
Cash from operating activities:
Net income	$7,108	$50,465
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,637	7,701
Stock-based compensation expense	12,396	11,931
Loss on disposition of property and equipment	248	130
Provision for doubtful accounts	7,223	9,332
Loss (gain) on cash surrender value of life insurance policies	3,799	(1,908)
Realized loss (gain) on marketable securities	1,264	(4,013)
Other-than temporary impairment on marketable securities	15,893	—
Deferred income taxes	10,298	(8,143)
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	(5,052)	12,784
Receivables	18,536	(41,176)
Prepaid expenses	(1,772)	(2,003)
Investment in unconsolidated subsidiaries	(2,316)	(3,123)
Income taxes payable	(19,954)	1,750
Accounts payable and accrued liabilities	(92,706)	(7,745)
Other	1,444	(2,277)

Net cash (used in) provided by operating activities	(34,954)	23,705

Cash from investing activities:
Purchase of property and equipment	(10,300)	(12,849)
(Purchase of) proceeds from marketable securities, net	(3,290)	16,023
Cash paid for acquisitions, net of cash acquired	(12,900)	(4,260)
Premiums on life insurance policies	(1,479)	(1,525)
Dividends received from unconsolidated subsidiaries	2,952	2,782

Net cash (used in) provided by investing activities	(25,017)	171

Cash from financing activities:
Payments on life insurance policy loans	(367)	(1,012)
Borrowings under life insurance policies	1,459	1,464
Purchase of common stock	(9,539)	(62,617)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,480	17,177
Tax benefit from exercise of stock options	169	3,473
Receipts on stockholders’ notes	5	6

Net cash used in financing activities	(4,793)	(41,509)

Effect of exchange rates on cash and cash equivalents	(23,046)	8,756

Net decrease in cash and cash equivalents during the period	(87,810)	(8,877)
Cash and cash equivalents at beginning of the period	305,296	232,531

Cash and cash equivalents at end of the period	$217,486	$223,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1. Summary of Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements for the three and nine months ended January 31, 2009 and 2008 include the accounts of Korn/Ferry International and all of its wholly and majority owned/controlled domestic and international subsidiaries (collectively, the “Company”). The condensed consolidated financial statements are unaudited, but include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2008 (the “Annual Report”) and should be read together with the Annual Report.
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
Marketable Securities
The Company classifies its marketable securities as either trading securities or available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying condensed consolidated balance sheets as of January 31, 2009 and April 30, 2008. Certain investments, which the Company intends to sell within the next twelve months, are carried as current. Additionally, certain of the Company’s investments, which are held in trust to satisfy obligations under the Company’s deferred compensation plans, are classified as noncurrent (see Note 5). The changes in fair values on trading securities are recorded as a component of net (loss) income. The changes in fair values, net of applicable taxes, on available-for-sale marketable securities are recorded as unrealized (losses) gains as a component of accumulated other comprehensive (loss) income in stockholders’ equity. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.
When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other (loss) income, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended January 31, 2009, the Company recorded a write-down of $15.3 million related to an other-than-temporary decline in fair value of marketable securities (see Note 5).
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

The following table reflects the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended January 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Stock options and SARs	$(115)	$238	$109	$1,265
Restricted stock	3,889	3,518	11,947	10,357
ESPP	94	125	340	399

Total stock-based compensation expense, pre-tax	3,868	3,881	12,396	12,021
Tax benefit from stock-based compensation expense	(1,412)	(1,417)	(4,525)	(4,388)

Total stock-based compensation expense, net of tax	$2,456	$2,464	$7,871	$7,633

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of each employee stock option. The expected volatility reflects the consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The assumptions used to estimate the fair value of each employee stock option using the Black-Scholes option valuation model were as follows for the nine months ended January 31, 2009 and 2008:

	Nine Months Ended
	January 31,
	2009	2008
Expected volatility	44.11%	44.42%
Risk-free interest rate	3.27%	4.60%
Expected option life (in years)	4.25	4.00
Expected dividend yield	0.00%	0.00%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.
Common Stock
In the three and nine months ended January 31, 2009, the Company issued approximately 15 and 112 shares of common stock as a result of the exercise of stock options, and 90 and 209 shares of common stock in conjunction with the Company’s ESPP. In the three and nine months ended January 31, 2008, the Company issued approximately 80 and 1,066 shares of common stock as a result of the exercise of stock options, and 78 and 151 shares of common stock in conjunction with the Company’s ESPP.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with U.S. GAAP by nongovernmental entities. This statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“Section 411”). As of the date of this report, the SEC had not approved the PCAOB amendments to AU Section 411. The Company has not completed its evaluation of the potential impact, if any, of the adoption of SFAS No. 162 on its consolidated financial position, results of operations and cash flows.
2. Basic and Diluted (Loss) Earnings Per Share
Basic (loss) earnings per common share was computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net (loss) earnings attributable to common stockholders, after assumed conversion of subordinated notes and preferred stock, by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Due to the loss attributable to common stockholders for the three months ended January 31, 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.
The following table summarizes the basic and diluted (loss) earnings per share calculations:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Net (loss) earnings:
Net (loss) earnings	$(22,356)	$16,256	$7,108	$50,465
Interest expense on convertible securities, net of related tax effects	—	36	—	109

Net (loss) earnings attributable to common stockholders	$(22,356)	$16,292	$7,108	$50,574

Weighted-average shares outstanding:
Basic weighted-average number of common shares outstanding	43,406	43,247	43,538	44,273
Effect of dilutive securities:
Warrants	—	84	54	117
Restricted stock	—	179	132	302
Stock options	—	790	593	1,135
ESPP	—	3	35	12

Diluted weighted-average number of common shares outstanding	43,406	44,303	44,352	45,839

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.52)	$0.38	$0.16	$1.14

Diluted (loss) earnings per share	$(0.52)	$0.37	$0.16	$1.10

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
Total comprehensive (loss) income is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Net (loss) income	$(22,356)	$16,256	$7,108	$50,465
Foreign currency translation adjustment	(2,208)	(112)	(44,923)	15,451
Unrealized losses on marketable securities, net of taxes	(846)	(4,488)	(7,105)	(3,129)
Reclassification of unrealized losses on marketable securities, net of taxes to other-than-temporary impairment	8,995	—	8,995	—

Comprehensive (loss) income	$(16,415)	$11,656	$(35,925)	$62,787

The components of accumulated other comprehensive income were as follows:

	As of
	January 31,
	2009	2008
Foreign currency translation adjustments	$(715)	$34,765
Unrealized losses on marketable securities, net of taxes	—	(1,503)
SFAS No. 158 adjustments, net of taxes	779	(335)

Accumulated other comprehensive income	$64	$32,927

4. Employee Stock Plans
Stock Option Plans
The Korn/Ferry International 2008 Stock Incentive Plan (the “2008 Plan”) was adopted by the Company’s stockholders on September 23, 2008, at the Annual Stockholder Meeting, and replaced the Company’s former stock incentive plan, the Performance Award Plan, which expired on August 8, 2008. The Performance Award Plan provided for, and the 2008 Plan provides for, the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARS, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.
Stock option and SARs information during the nine months ended January 31, 2009 is as follows:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Options	average	contractual	intrinsic
	(in thousands)	exercise price	life (Yrs)	value
Outstanding at April 30, 2008	3,564	$14.79
Granted	6	14.54
Exercised	(112)	9.05
Forfeited/expired	(112)	20.32

Outstanding at January 31, 2009	3,346	$14.79	3.90	$1,923

Exercisable at January 31, 2009	3,269	$14.69	3.84	$1,923

Included in the table above are 59 SARs outstanding and exercisable at January 31, 2009 with a weighted-average exercise price of $12.26. As of January 31, 2009, there was $238 of total unrecognized compensation cost related to nonvested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.3 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Weighted average fair value of stock options granted	$5.01	$7.24	$5.77	$8.77
Total fair value of stock options and SARs vested	23	32	1,931	3,966
Total intrinsic value of stock options exercised	20	528	630	12,304
Total intrinsic value of SARs paid	—	—	—	—
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
Information regarding the Company’s restricted stock during the nine months ended January 31, 2009 is as follows:

		Weighted-
		average
	Shares	grant date
Nonvested shares	(in thousands)	fair value
Nonvested at April 30, 2008	1,952	$22.01
Granted	1,288	17.57
Vested	(579)	21.34
Forfeited	(184)	19.68

Nonvested at January 31, 2009	2,477	$15.50

As of January 31, 2009, there was $38,339 of total unrecognized compensation cost related to nonvested awards of restricted stock. That cost is expected to be recognized over a weighted-average period of three years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and nine months ended January 31, 2009, four and 130 shares of restricted stock totaling $50 and $2,174, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to the vesting of restricted stock. In the three and nine months ended January 31, 2008, one and 159 shares of restricted stock totaling $20 and $4,165, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to the vesting of restricted stock.
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1,500, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended January 31, 2009 and 2008, employees purchased 90 shares at $9.71 per share, and 78 shares at $16.00 per share, respectively. During the nine months ended January 31, 2009 and 2008, employees purchased 209 shares at $11.78 per share, and 151 shares at $19.06 per share, respectively.

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
As of January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities and a put option.
The Company’s investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and equity securities for which market prices are readily available. Our investments in marketable securities also include student loan portfolios (“auction rate securities”), which are classified as noncurrent marketable securities and reflected at fair value.
As of January 31, 2009 and April 30, 2008, the Company’s marketable securities included $59,968 (net of unrealized losses of $15,893) and $63,491 (net of unrealized losses of $1,598 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $57,874 and $57,551 are classified as noncurrent. The Company’s obligations for which these assets were held in trust were $59,835 and $62,931 as of January 31, 2009 and April 30, 2008, respectively. Based on a review of the Company’s available-for-sale securities, the Company determined that the unrealized losses were other-than-temporary as a result of the severity and duration of the change in fair value of these securities. Therefore, as of January 31, 2009, the Company recorded an other-than-temporary impairment charge of $15,893 in the accompanying statement of operations in interest and other (loss) income, net.
As of January 31, 2009, $12,425 par value (with a fair value of $11,545) of the Company’s marketable securities consisted of auction rate securities, of which all were securities collateralized by student loan portfolios, which are guaranteed by the United States government. The Company continues to earn interest on all of its auction rate securities as of January 31, 2009. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during calendar year 2008 and into the first two months of 2009. As such, quoted prices in active markets are not readily available at this time. A third-party investment institution provided an estimate of the fair value of the auction rate securities held by the Company as of January 31, 2009 and April 30, 2008. Therefore, in order to validate the fair value estimate of these securities for reporting, the Company considered the institution’s pricing model which included factors such as tax status, credit quality, duration, insurance wraps, portfolio composition, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of January 31, 2009 and April 30, 2008.
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

The Agreement covers $12,425 par value (fair value of $11,545) of the Company’s auction rate securities as of January 31, 2009. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS No. 159. This resulted in the recording of a receivable with a corresponding credit to income for the value of the Put Option. Simultaneously, the Company made an election pursuant to SFAS No. 115 to transfer these auction rate securities from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the auction rate securities from accumulated other comprehensive (loss) income and the recognition of the unrealized losses as a charge to income of $1,638 in the six months ended October 31, 2008. During the three months ended January 31, 2009, the Company recognized realized gains on its trading securities of $758 offset by the fair value loss adjustment to the Put Option.
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis as of January 31, 2009:

	Total	Level 1	Level 2	Level 3
Cash equivalents	$97,334	$97,334	$—	$—
Auction rate securities (1)	11,545	—	—	11,545
Auction rate securities put option	880	—	—	880
Equity securities (2)	23,768	23,768	—	—
Fixed income mutual fund (2)	10,965	10,965	—	—
Noncurrent money market mutual funds (2)	25,235	25,235	—	—

Total	$169,727	$157,302	$—	$12,425

(1)	Classified as trading securities.

(2)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $2,094 classified as current assets (see Note 6).
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and nine months ended January 31, 2009:

	Auction Rate Securities
	Three Months Ended	Nine Months Ended
	January 31,	January 31,
	2009	2009

Balance at beginning of period	$17,577	$20,475
Auction rate securities put option	(758)	880
Reversal of unrealized loss associated with transfer of securities to trading	—	780
Unrealized gain (loss) included in income	758	(880)
Unrealized loss included in accumulated other comprehensive (loss) income	—	(586)
Sales of securities	(5,775)	(9,025)
Reversal of unrealized loss associated with sales of securities at par	623	781

Ending balance at January 31, 2009	$12,425	$12,425

6. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefit payments to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The components of net periodic benefit cost are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Components of net periodic benefit costs:	2009	2008	2009	2008
Service cost	$174	$267	$522	$800
Interest cost	910	835	2,730	2,505
Amortization of actuarial gain	(21)	(18)	(63)	(54)
Amortization of net transition obligation	53	53	159	159

Net periodic benefit cost	$1,116	$1,137	$3,348	$3,410

The Company also has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made $324 and $15,020 in ECAP contributions in the three and nine months ended January 31, 2009. The Company contributions vest and are generally expensed ratably over a four year period. The ECAP is accounted for in accordance with Emerging Interest Task Force (“EITF”) 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (“EITF 97-14”), whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. The reduction in the deferred compensation liability recognized in income during the three and nine months ended January 31, 2009 was $2,079 and $10,642, respectively as compared to $2,735 and $344 during the three and nine months ended January 31, 2008, respectively.
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
A summary of the Company’s results of operations by business segment is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Fee revenue:
Executive recruitment:
North America	$66,978	$94,812	$252,649	$276,988
EMEA	30,423	46,292	122,499	133,072
Asia Pacific	13,591	25,322	56,181	72,639
South America	5,650	6,617	20,063	19,184

Total executive recruitment	116,642	173,043	451,392	501,883
Futurestep	19,568	28,113	79,851	80,483

Total fee revenue	$136,210	$201,156	$531,243	$582,366

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Total revenue:
Executive Recruitment:
North America	$72,118	$99,707	$269,186	$292,100
EMEA	31,552	47,731	127,042	137,203
Asia Pacific	13,942	25,731	57,400	74,221
South America	5,731	6,740	20,378	19,532

Total executive recruitment	123,343	179,909	474,006	523,056
Futurestep	21,150	32,182	87,696	92,136

Total revenue	$144,493	$212,091	$561,702	$615,192

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Operating (loss) income:
Executive recruitment:
North America	$10,767	$16,167	$45,601	$57,346
EMEA	(6,291)	7,116	8,105	20,871
Asia Pacific	367	5,444	7,110	14,595
South America	373	291	2,667	1,836

Total executive recruitment	5,216	29,018	63,483	94,648
Futurestep	(8,309)	2,026	(4,233)	5,642
Corporate	(8,165)	(9,864)	(25,266)	(28,615)

Total operating (loss) income	$(11,258)	$21,180	$33,984	$71,675

8. Restructuring Charges
Due to deteriorating economic conditions encountered in the current fiscal year, the Company implemented a restructuring of its cost structure designed to reduce the work force by approximately 400 employees and to consolidate premises. This initiative resulted in a total charge of $16,845 against operations in the three months ended January 31, 2009 of which $13,468 and $3,377 related to severance costs and the consolidation of premises, respectively. As of January 31, 2009, $5,559 of the restructuring charge was paid in cash.
A roll-forward of the restructuring liability at January 31, 2009 is as follows:

	Severance	Facilities	Total
Liability as of April 30, 2008	$—	$—	$—
Charge to expense	13,006	2,572	15,578
Non-cash items	462	805	1,267
Cash payments	(5,492)	(67)	(5,559)
Exchange rate fluctuations	(295)	(29)	(324)

Liability as of January 31, 2009	$7,681	$3,281	$10,962

The following table summarizes the restructuring charges by segment for the three and nine months ended January 31, 2009:

	Severance	Facilities	Total
Executive recruitment
North America	$2,557	$—	$2,557
EMEA	6,606	—	6,606
Asia Pacific	947	—	947
South America	956	—	956

Total executive recruitment	11,066	—	11,066
Futurestep	2,402	3,377	5,779
Corporate	—	—	—

Total	$13,468	$3,377	$16,845

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
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier provider of talent management solutions that help clients to attract, deploy, retain and reward their talent. Our services include executive recruitment, middle-management recruitment, outsourced recruitment (through Futurestep), leadership development solutions and executive coaching. Over half of the executive recruitment engagements we performed in the last fiscal year were for board level, chief executive or other senior executive and general management positions. Our 5,120 clients in fiscal 2008 included approximately 49% of the FORTUNE 500 companies. We have established strong client loyalty with 74% of the executive recruitment assignments we performed during the previous fiscal year being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
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
During the third quarter of fiscal 2009 global economic conditions significantly deteriorated, which caused a material decline in the results of our operations. Fee revenue decreased 32% in the third quarter of fiscal 2009 to $136.2 million compared to $201.2 million in the third quarter of fiscal 2008, with decreases in fee revenue in both segments. The North America and Europe regions in executive recruitment experienced the largest dollar decreases in fee revenue. In the third quarter of fiscal 2009, we incurred an operating loss of $11.3 million with operating losses of $8.3 million from Futurestep and corporate expenses of $8.2 million, partially offset by operating income from executive recruitment of $5.2 million. This compares to the prior year’s third quarter operating income of $21.2 million.
In addition, due to the deteriorating economic conditions, we implemented a restructuring of our cost structure designed to reduce the work force by approximately 400 employees and to consolidate premises. As a result, during the third quarter of fiscal 2009, we recorded $16.8 million in restructuring charges with $13.5 million of severance costs related to a reduction in our work force and $3.3 million relating to the consolidation of premises.
Our cash, cash equivalents and marketable securities have also declined significantly since the end of fiscal 2008, partially due to the payment of fiscal 2008 bonuses, which are paid in fiscal 2009. During the third quarter of 2009 our cash, cash equivalents and marketable securities increased 4% to $289.9 million at January 31, 2009 compared to $279.8 million at October 31, 2008 and we generated $18.3 million of cash flow during the three months ended January 31, 2009. Our working capital decreased $0.6 million in the first nine months of fiscal 2009 to $195.7 million at January 31, 2009. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements.

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
Results of Operations
The following table summarizes the results of our operations for the three and nine month periods ended January 31, 2009 and 2008 as a percentage of fee revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	6.1	5.4	5.7	5.6

Total revenue	106.1	105.4	105.7	105.6
Compensation and benefits	69.0	68.9	68.9	67.3
General and administrative expenses	22.7	17.5	18.3	17.4
Out-of-pocket engagement expenses	8.1	7.1	7.4	7.3
Depreciation and amortization	2.2	1.4	1.5	1.3
Restructuring charges	12.4	—	3.2	—

Operating (loss) income	(8.3)	10.5	6.4	12.3

Net (loss) income	(16.4%)	8.1%	1.3%	8.7%

The following tables summarize the results of our operations by business segment. Operating (loss) income is calculated as a percentage of fee revenue of the respective segment (dollars in thousands).

	Three Months Ended				Nine Months Ended
	January 31,				January 31,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue
Executive recruitment:
North America	$66,978	49.2%	$94,812	47.1%	$252,649	47.6%	$276,988	47.6%
EMEA	30,423	22.3	46,292	23.0	122,499	23.1	133,072	22.9
Asia Pacific	13,591	10.0	25,322	12.6	56,181	10.6	72,639	12.5
South America	5,650	4.1	6,617	3.3	20,063	3.7	19,184	3.2

Total executive recruitment	116,642	85.6	173,043	86.0	451,392	85.0	501,883	86.2
Futurestep	19,568	14.4	28,113	14.0	79,851	15.0	80,483	13.8

Total fee revenue	136,210	100.0%	201,156	100.0%	531,243	100.0%	582,366	100.0%

Reimbursed out-of-pocket engagement expenses	8,283		10,935		30,459		32,826

Total revenue	$144,493		$212,091		$561,702		$615,192

	Three Months Ended				Nine Months Ended
	January 31,				January 31,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Operating (loss) income
Executive recruitment:
North America	$10,767	16.1%	$16,167	17.1%	$45,601	18.0%	$57,346	20.7%
EMEA	(6,291)	(20.7)	7,116	15.4	8,105	6.6	20,871	15.7
Asia Pacific	367	2.7	5,444	21.5	7,110	12.7	14,595	20.1
South America	373	6.6	291	4.4	2,667	13.3	1,836	9.6

Total executive recruitment	5,216	4.5	29,018	16.8	63,483	14.1	94,648	18.9
Futurestep	(8,309)	(42.5)	2,026	7.2	(4,233)	(5.3)	5,642	7.0
Corporate	(8,165)		(9,864)		(25,266)		(28,615)

Total operating (loss) income	$(11,258)	(8.3%)	$21,180	10.5%	$33,984	6.4%	$71,675	12.3%

Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008
Fee Revenue. Fee revenue decreased $65.0 million, or 32%, to $136.2 million in the three months ended January 31, 2009 compared to $201.2 million in the three months ended January 31, 2008. As the global economic crisis intensified we experienced a decline in fee revenue attributable to a 34% decline in the number of executive search engagements opened during the third quarter of fiscal 2009 as compared to the third quarter fiscal 2008 and a 17% decrease in average fees billed per engagement with all regions declining during the same period. Exchange rates unfavorably impacted fee revenues by $11.3 million in the third quarter of fiscal 2009.
Executive Recruitment. Executive recruitment reported fee revenue of $116.6 million, a decrease of $56.4 million, or 33%, in the three months ended January 31, 2009 compared to $173.0 million in the three months ended January 31, 2008 due to a 24% decrease in the overall number of engagements billed and an 11% decrease in the average fee per engagement for the segment. Exchange rates unfavorably impacted fee revenues by $8.6 million in the third quarter of fiscal 2009.
North America reported fee revenue of $67.0 million, a decrease of $27.8 million, or 29%, in the three months ended January 31, 2009 compared to $94.8 million in the three months ended January 31, 2008 primarily due to a 25% decrease in the number of engagements billed and a 6% decrease in average fees in the region compared to the third quarter of fiscal 2008. The overall revenue decline in the region was driven by a significant decrease in the technology, consumer goods, and financial sectors. Exchange rates unfavorably impacted North America fee revenue by $1.8 million in the third quarter of fiscal 2009.
EMEA reported fee revenue of $30.4 million, a decrease of $15.9 million, or 34%, in the three months ended January 31, 2009 compared to $46.3 million in the three months ended January 31, 2008. EMEA’s decrease in fee revenue was driven by a 16% decrease in average fees compared to the third quarter of fiscal 2008 and a 22% decrease in the number of engagements billed in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. The existing offices in the United Kingdom, France, and the United Arab Emirites were the primary contributors to the decrease in fee revenue. The financial, industrial and consumer goods sectors experienced the largest decrease in fee revenue compared to the third quarter of fiscal 2008. Exchange rates unfavorably impacted EMEA fee revenue by $4.2 million in the third quarter of fiscal 2009.
Asia Pacific reported fee revenue of $13.6 million, a decrease of $11.7 million, or 46%, in the three months ended January 31, 2009 compared to $25.3 million in the three months ended January 31, 2008 due to a 24% decrease in average fees billed per engagement and a 30% decline in the number of engagements billed. The declined performance in Australia, India, Hong Kong and Japan were the primary contributors to the decrease in fee revenue in the third quarter of fiscal 2009 over the third quarter of fiscal 2008. The decrease in fee revenue was primarily due to declines in the financial, technology, and industrial sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $1.4 million in the third quarter of fiscal 2009.
South America reported fee revenue of $5.6 million, a decrease of $1.0 million, or 15%, in the three months ended January 31, 2009 compared to $6.6 million in the three months ended January 31, 2008. Engagements billed decreased 14% within the region compared to the third quarter of fiscal 2008. The declined performance in Brazil and Colombia were the primary contributors to the decrease in fee revenue in the third quarter of fiscal 2009 over the third quarter of fiscal 2008. Exchange rates unfavorably impacted fee revenue for South America by $1.2 million in the third quarter of fiscal 2009.
Futurestep. Futurestep reported fee revenue of $19.6 million, a decrease of $8.6 million, or 30%, in the three months ended January 31, 2009 compared to $28.2 million in the three months ended January 31, 2008. The decline in Futurestep’s fee revenue is due to a 27% decrease in average fee per engagement billed and to a lesser extent by a decrease in the number of engagements billed. Of the total decrease in fee revenue, Europe experienced the largest decrease in fee revenue of $4.2 million, or 40%, to $6.3 million related to declines from Norway, the United Kingdom and France. North America fee revenue decreased $2.7 million, or 26%, to $7.6 million reflecting decreased revenue from areas including RPO and individual searches. Asia fee revenue decreased $1.7 million, or 23%, to $5.6 million, arising from decreased business in Australia and China offset by an increase in Singapore. Exchange rates unfavorably impacted fee revenue by $2.7 million in the third quarter of fiscal 2009.
Compensation and Benefits. Compensation and benefits expense decreased $44.6 million, or 32% to $94.0 million in the three months ended January 31, 2009 compared to $138.6 million in the three months ended January 31, 2008. The change in compensation and benefits expenses is primarily due to a reduction in global headcount and a $35.9 million decrease in profitability based compensation compared to the third quarter of fiscal 2008. Exchange rates favorably impacted compensation and benefits expenses by $8.2 million during the third quarter of fiscal 2009.

Executive recruitment compensation and benefits costs were $73.5 million, a decrease of $39.6 million or 35%, compared to $113.1 million in the three months ended January 31, 2008. A majority of the decline in compensation and benefits was due to a reduction in profitability based compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $6.3 million. Executive recruitment compensation and benefits expenses in the third quarter of fiscal 2009 were 63% as a percentage of fee revenue, compared to 65% in the third quarter of fiscal 2008.
Futurestep compensation and benefits expense decreased $2.6 million, or 14%, to $16.5 million in the three months ended January 31, 2009 from $19.1 million in the three months ended January 31, 2008 due to a reduction in profitability based compensation offset by investments in our employees which increased Futurestep average consultant headcount during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. Exchange rates favorably impacted Futurestep compensation and benefits expense by $1.9 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, were 84% in the third quarter of fiscal 2009 from 68% in the third quarter of fiscal 2008.
Corporate compensation and benefits expense decreased $2.3 million, or 37%, to $4.0 million in the three months ended January 31, 2009 from $6.3 million in the three months ended January 31, 2008 primarily from a $2.1 million decrease in certain deferred compensation retirement plan liabilities. The Company holds marketable securities in a trust for settlement of these obligations as discussed in Note 5 of our Condensed Consolidated Financial Statements. As of January 31, 2009, these marketable securities had a fair value of $60.0 million and we recognized an asset impairment charge of $15.3 million related to these assets during the three months ended January 31, 2009.
General and Administrative Expenses. General and administrative expenses decreased $4.3 million, or 12%, to $31.0 million in the three months ended January 31, 2009 compared to $35.3 million in the three months ended January 31, 2008. The decrease is attributable to our cost control initiatives and an overall decline in business activity resulting in decreases in business development, other miscellaneous expenses and partially offset by an increase in foreign exchange gains. Exchange rates favorably impacted general and administrative expenses by $2.2 million in the third quarter of fiscal 2009.
Executive recruitment general and administrative expenses decreased $3.7 million, or 14%, to $22.5 million in the three months ended January 31, 2009 from $26.2 million in the three months ended January 31, 2008. This decrease was driven by decreases in other types of general expenses including meeting and travel expenses of $1.9 million, business development expenses of $1.0 million and realized foreign exchange gains of $0.8 million. Business development and travel expenses declined due to the decrease in the business. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 19% in the third quarter of fiscal 2009 as compared to 15% in the third quarter in fiscal 2008.
Futurestep general and administrative expenses decreased $1.2 million, or 20%, to $4.7 million in the three months ended January 31, 2009 compared to $5.9 million in the three months ended January 31, 2008 primarily due to a decrease in general expenses which include meeting and travel expenses, of $0.8 million and bad debt expenses of $0.6 million offset by an increase in premise and office expense of $0.2 million. Increases in premise and office expenses resulted from increase in rent expenses noted across all regions. Futurestep general and administrative expenses, as a percentage of fee revenue, was 24% in the third quarter of fiscal 2009 as compared to 21% in the third quarter of fiscal 2008.
Corporate general and administrative expenses increased $0.6 million, or 19%, to $3.8 million in the three months ended January 31, 2009 compared to $3.2 million in the three months ended January 31, 2008 primarily due to an increase in professional fees.
Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $3.3 million, or 23%, to $11.0 million in the three months ended January 31, 2009 compared to $14.3 million in the three months ended January 31, 2008. Out-of-pocket engagement expenses as a percentage of fee revenue was 8% in the third quarter of fiscal 2009, compared to 7% in the third quarter of fiscal 2008.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $0.1 million, or 4%, to $2.9 million in the three months ended January 31, 2009 compared to $2.8 million in the three months ended January 31, 2008. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation and amortization expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build out and amortization of software costs that added new functionality in our corporate and executive search segments.

Restructuring Charges. The Company previously announced it would incur expenses to rationalize its cost structure to the changing economic environment. During the third quarter of fiscal 2009, we recorded $16.8 million in restructuring charges with $13.5 million of severance costs related to a reduction in our work force and $3.3 million relating to the consolidation of premises.
Operating (Loss) Income. Operating income decreased $32.5 million, or 153%, to an operating loss of $11.3 million in the three months ended January 31, 2009 compared to operating income of $21.2 million in the three months ended January 31, 2008. The decrease in operating income resulted from a decrease in fee revenue of $65.0 million, which was offset by a $35.2 million decrease in operating expenses, mainly attributable to a decrease in compensation and benefits partially offset by $16.8 million in restructuring charges, of which $5.6 million was paid in cash as of January 31, 2009.
Executive recruitment operating income decreased $23.8 million, or 82%, to $5.2 million in the three months ended January 31, 2009 compared to $29.0 million in the three months ended January 31, 2008. The decline in executive recruitment operating income is primarily attributable to decreased revenues within the quarter offset by a reduction in operating expenses. The reduction in operating expenses were partially offset by restructuring charges of $11.1 million. Executive recruitment operating income during the third quarter of fiscal 2009, as a percentage of fee revenue, was 5% compared to 17% in the third quarter of fiscal 2008.
Futurestep operating income decreased $10.3 million, or 515%, to an operating loss of $8.3 million in the three months ended January 31, 2009 as compared to operating income of $2.0 million in the three months ended January 31, 2008. The change in Futurestep operating income is primarily due to a decrease in total revenue while incurring restructuring related costs of approximately $5.8 million during the three months ended January 31, 2009 compared to the three months ended January 31, 2008. Futurestep operating loss, as a percentage of fee revenue, was 43% in the third quarter of fiscal 2009, compared to operating income, as a percentage of fee revenue of 7% in the third quarter of fiscal 2008.
Interest Income and Other (Loss) Income, Net. Interest income and other (loss) income, net decreased by $19.8 million in the three months ended January 31, 2009 from $5.0 million in the three months ended January 31, 2008. The decrease in net interest and other (loss) income, net was due to a non-cash asset impairment charge of $15.3 million related to marketable securities during the three months ended January 31, 2009 and a decrease in interest and dividend income. Interest and dividend income decreased primarily as a result of lower average interest-bearing balances and lower overall interest rates in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.
Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”), was $1.3 million in the three months ended January 31, 2009 and $1.2 million in the three months ended January 31, 2008.
(Benefit) Provision for Income Taxes. The benefit for income taxes was $4.5 million in the three months ended January 31, 2009, as compared to a provision for income taxes of $9.4 million in the three months ended January 31, 2008. The benefit for income taxes in the third quarter of fiscal 2009 reflects a 17% tax benefit, compared to a 37% effective tax rate for the third quarter of fiscal 2008. The tax benefit is not as large in the nine months ended January 31, 2009 as the Company did not realize tax benefits on the marketable securities asset impairment of $15.3 million during the three months ended January 31, 2009.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net (loss) income, net of taxes. Equity in earnings was $0.4 million in the three months ended January 31, 2009 compared to $0.7 million in the three months ended January 31, 2008.
Nine Months Ended January 31, 2009 Compared to Nine Months Ended January 31, 2008
Fee Revenue. Fee revenue decreased $51.2 million, or 9%, to $531.2 million in the nine months ended January 31, 2009 compared to $582.4 million in the nine months ended January 31, 2008. The decrease in fee revenue is attributable mainly to a 9% decrease in average fees billed per engagement. Exchange rates unfavorably impacted fee revenues by $6.0 million in the nine months ended January 31, 2009.
Executive Recruitment. Executive recruitment reported fee revenue of $451.4 million, a decrease of $50.5 million, or 10%, in the nine months ended January 31, 2009 compared to $501.9 million in the nine months ended January 31, 2008 due to a 8% decrease in number of engagements billed and to a lesser extent a decrease in the average fees for the segment in the nine months ended January 31, 2009 compared to that of the nine months ended January 31, 2008. Exchange rates unfavorably impacted fee revenues by $4.3 million in the nine months ended January 31, 2009.

North America reported fee revenue of $252.6 million, a decrease of $24.4 million, or 9%, in the nine months ended January 31, 2009 compared to $277.0 million in the nine months ended January 31, 2008 primarily due to a 7% decrease in the number of engagements billed while average fees in the region decreased 2% compared to the nine months ended January 31, 2008. Overall revenue declines were driven by more significant decreases in the financial, technology and consumer goods sectors partially offset by increases in the industrial sector. Exchange rates unfavorably impacted North America fee revenue by $1.8 million in the nine months ended January 31, 2009.
EMEA reported fee revenue of $122.5 million, a decrease of $10.6 million, or 8%, in the nine months ended January 31, 2009 compared to $133.1 million in the nine months ended January 31, 2008. EMEA’s decrease in fee revenue was driven by a 5% decrease in the number of engagements billed and a 3% decrease in average fees. The performance in existing offices in the United Kingdom, France, and the Netherlands were the primary contributors to the decrease in fee revenue offset by increases in Germany and Switzerland. The financial, consumer goods and life sciences sectors experienced the largest decrease in fee revenue offset by an increase in the industrial sector compared to the nine months ended January 31, 2008. Exchange rates unfavorably impacted EMEA fee revenue by $1.2 million in the nine months ended January 31, 2009.
Asia Pacific reported fee revenue of $56.2 million, a decrease of $16.4 million, or 23%, in the nine months ended January 31, 2009 compared to $72.6 million in the nine months ended January 31, 2008 attributed to a decrease of 7% in average fees billed per engagement and a 17% decline in the number of engagements billed. The decline in performance in Australia, India, China and Japan were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2009 over the nine months ended January 31, 2008. The largest decrease in fee revenue was experienced in the financial and technology sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $1.2 million in the nine months ended January 31, 2009.
South America reported fee revenue of $20.1 million, an increase of $0.9 million, or 5%, in the nine months ended January 31, 2009 compared to $19.2 million in the nine months ended January 31, 2008. Average fees increased 8% while engagements billed decreased 3% within the region in the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008. The improved performance in the consumer goods and life sciences sectors was the primary contributor to the increase in fee revenue in the nine months ended January 31, 2009 over the nine months ended January 31, 2008.
Futurestep. Futurestep reported fee revenue of $79.8 million, a decrease of $0.7 million, or 1%, in the nine months ended January 31, 2009 compared to $80.5 million in the nine months ended January 31, 2008. The decline in Futurestep’s fee revenue is due to a 16% decrease in average fee per engagement billed offset by an 18% increase in the number of engagements billed. Of the total decrease in fee revenue, Europe experienced a decrease in fee revenue of $4.8 million, or 16%, to $24.9 million. North America increased its fee revenue by $2.4 million, or 8%, to $32.3 million related to increases from Canada and the United States. Asia fee revenue increased $1.7 million, or 8%, to $22.6 million reflecting increased revenue from RPO’s. Exchange rates unfavorably impacted fee revenue by $1.7 million in the nine months ended January 31, 2009.
Compensation and Benefits. Compensation and benefits expense decreased $26.2 million, or 7%, to $365.8 million in the nine months ended January 31, 2009 from $392.0 million in the nine months ended January 31, 2008. The decrease in compensation and benefits expenses is primarily due to a decrease in profitability based awards coupled with a decrease in global headcount, compared to the nine months ended January 31, 2008. Exchange rates favorably impacted compensation and benefits expenses by $4.7 million during the nine months ended January 31, 2009.
Executive recruitment compensation and benefits costs decreased $26.2 million, or 8%, to $293.6 million in the nine months ended January 31, 2009 compared to $319.8 million in the nine months ended January 31, 2008 primarily due to a $32.3 million decrease in the profitability based compensation offset by an increase in the number of consultants. In the nine months ended January 31, 2009, the average number of consultants increased by 9, or 2%, compared to the nine months ended January 31, 2008. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $3.7 million. Executive recruitment compensation and benefits expenses in the nine months ended January 31, 2009 increased to 65% as a percentage of fee revenue, compared to 64% in the nine months ended January 31, 2008.
Futurestep compensation and benefits expense increased $3.5 million, or 6%, to $58.4 million in the nine months ended January 31, 2009 from $54.9 million in the nine months ended January 31, 2008 due to investments in our employees with Futurestep average consultant headcount increasing during the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008. Exchange rates favorably impacted Futurestep compensation and benefits expense by $1.0 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 73% in the nine months ended January 31, 2009 from 68% in the nine months ended January 31, 2008.

Corporate compensation and benefits expense decreased $3.5 million, or 20%, to $13.8 million in the nine months ended January 31, 2009 compared to $17.3 million in the nine months ended January 31, 2008 primarily from a $10.6 million decrease in certain deferred compensation retirement plan liabilities partially offset by decreases in cash surrender value of company owned life insurance policies in the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008. The Company holds marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 of our Condensed Consolidated Financial Statements. As of January 31, 2009, these marketable securities had a fair value of $60.0 million and we recognized an asset impairment charge of $15.9 million related to these assets during the nine months ended January 31, 2009.
General and Administrative Expenses. General and administrative expenses decreased $3.9 million, or 4%, to $97.3 million in the nine months ended January 31, 2009 compared to $101.2 million in the nine months ended January 31, 2008. Exchange rates favorably impacted general and administrative expenses by $1.0 million in the nine months ended January 31, 2009.
Executive recruitment general and administrative expenses decreased $3.3 million, or 4%, to $70.3 million in the nine months ended January 31, 2009 from $73.6 million in the nine months ended January 31, 2008. The decrease in general and administrative expenses was driven by a decrease in other types of general expenses, including meeting and travel expense of $2.5 million, business development of $1.1 million and $1.3 million in realized foreign exchange. Offsetting the overall decrease was an increase in premise and office expenses of $2.5 million. General expenses decreased primarily due to the decline in our overall business activities. Increased premise and office expenses is attributable to all regions due to increased rent expenses and associated utility costs. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 16% in the nine months ended January 31, 2009 compared to 15% in the nine months ended January 31, 2008.
Futurestep general and administrative expenses decreased $0.5 million, or 3%, to $16.7 million in the nine months ended January 31, 2009 compared to $17.2 million in the nine months ended January 31, 2008 primarily due to decreases of $1.1 million in general and administrative expenses and $1.1 million consisting of bad debt expenses, which was offset by increases in both business development expenses of $0.8 million and premise and office expenses of $0.9 million. Bad debt expense decreased due to an overall improvement of accounts receivable and fewer bad debt write-offs during the nine months ended January 31, 2009 as compared to the year-ago period. Increases in premise and office expenses resulted from increase in rent expenses noted across all regions and the opening of new offices in Europe and Asia. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in the nine months ended January 31, 2009 and 2008.
Corporate general and administrative expenses decreased $0.1 million, or 1%, to $10.3 million in the nine months ended January 31, 2009 compared to $10.4 million in the nine months ended January 31, 2008 primarily due to decreased travel and meetings and premise and office expenses, partially offset by an increase in professional fees.
Out-of-Pocket Engagement Expenses. Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $3.6 million, or 8%, to $39.1 million in the nine months ended January 31, 2009, compared to $42.7 million in the nine months ended January 31, 2008. Out-of-pocket engagement expenses as a percentage of fee revenue remained constant at 7% in both the nine months ended January 31, 2009 and the nine months ended January 31, 2008.
Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $0.9 million, or 12%, to $8.6 million in the nine months ended January 31, 2009 compared to $7.7 million in the nine months ended January 31, 2008. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation and amortization expenses is attributable to an increase in fixed asset balances primarily associated with furniture and fixtures and leasehold improvements related to business expansion, office build out and amortization of software costs that added new functionality in our corporate and executive search segments.
Restructuring Charges. The Company previously announced it would incur expenses to rationalize its cost structure to the changing economic environment. During the nine months ended January 31, 2009, we recorded $16.8 million in restructuring charges with $13.5 million of severance costs related to a reduction in our work force and $3.3 million relating to the consolidation of premises.
Operating Income. Operating income decreased $37.7 million, or 53%, to $34.0 million in the nine months ended January 31, 2009 compared to $71.7 million in the nine months ended January 31, 2008. This decrease in operating income resulted from a $51.2 million decrease in fee revenue which was partially offset by a decrease in operating expenses of $15.8 million. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits, offset by an increase in restructuring charges of $16.8 million, of which $5.6 million was paid in cash as of January 31, 2009.

Executive recruitment operating income decreased $31.1 million, or 33%, to $63.5 million in the nine months ended January 31, 2009 compared to $94.6 million in the nine months ended January 31, 2008. The decline in executive recruitment operating income is attributable to a decrease in revenues offset by a reduction in compensation expenses relating to a decrease in headcount and profitability based compensation, as well as a decrease in general and administrative expenses. Executive recruitment operating income during the nine months ended January 31, 2009, as a percentage of fee revenue, was 14% compared to 19% in the nine months ended January 31, 2008.
Futurestep operating income decreased by $9.8 million, or 175%, to an operating loss of $4.2 million in the nine months ended January 31, 2009 as compared to operating income of $5.6 million in the nine months ended January 31, 2008. The change in Futurestep operating income is primarily due to an increase in compensation and benefits due to an increase in the average consultant headcount and restructuring related costs of $5.8 million during the nine months ended January 31, 2009 compared to the nine months ended January 31, 2008. Futurestep operating loss, as a percentage of fee revenue, was 5% in the nine months ended January 31, 2009, compared operating income, as a percentage of fee revenue of 7% in the nine months ended January 31, 2008.
Interest Income and Other (Loss) Income, Net. Interest income and other (loss) income, net decreased by $23.1 million, or 236%, to a loss of $13.3 million in the nine months ended January 31, 2009 from income of $9.8 million in the nine months ended January 31, 2008. The decrease in net interest and other (loss) income, net was due to a non-cash asset impairment charge of $15.9 million related to marketable securities during the nine months ended January 31, 2009 and a decrease in interest and dividend income. Interest and dividend income decreased primarily as a result of lower average United States cash balances, and lower overall interest rates compared to the nine months ended January 31, 2008.
Interest Expense. Interest expense, primarily related to borrowings under Company Owned Life Insurance Policies (“COLI”), was $3.6 million in the nine months ended January 31, 2009 compared to $3.7 million in the nine months ended January 31, 2008.
Provision for Income Taxes. The provision for income taxes was $12.3 million in the nine months ended January 31, 2009, compared to $29.8 million in the nine months ended January 31, 2008. The provision for income taxes in the nine months ended January 31, 2009 reflects a 72% effective tax rate, compared to a 38% effective tax rate for the nine months ended January 31, 2008. The effective tax rate is larger in the nine months ended January 31, 2009 as compared to the nine months ended January 31, 2008 as the Company did not realize tax benefits on the marketable securities asset impairment of $15.9 million.
Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiaries. We report our interest in earnings or loss of our Mexican subsidiaries on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $2.3 million in the nine months ended January 31, 2009 compared to $2.5 million in the nine months ended January 31, 2008.
Liquidity and Capital Resources
The operating environment for the Company’s suite of services deteriorated rapidly in the last six weeks of calendar 2008 and through the first two months of 2009. The macroeconomic climate remains uncertain. In response to such conditions and the extraordinary conditions in worldwide credit markets, management felt it prudent after the end of the third quarter of fiscal 2009 to drawdown $42 million from its existing credit line, which is secured by substantially all of our assets, to maximize the Company’s financial flexibility. This action has provided the Company with additional liquidity in the amount of $42 million.
The Company has also taken steps to align its cost structure with anticipated revenue levels. The Company plans to take further steps including a reduction of work force and possible consolidation of premises in the three months ended April 30, 2009 to align our cost structure with anticipated revenue levels and currently plans to incur $10 million to $13 million of expenses to implement these steps. Continued adverse changes in the Company’s revenue, however, could require us to institute additional cost cutting measures, and to the extent our efforts are not quick or deep enough, we may be required to obtain additional financing to meet our needs. The Company believes that the cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.

As of January 31, 2009, we held marketable securities (to settle obligations under the ECAP) with a cost value of $75.9 million and a fair value of $60.0 million. The difference between cost and fair value has previously been recorded as an unrealized loss in our statement of stockholders equity. As a result of the severity and duration of the decline in the fair value of these securities the Company recorded a $15.9 million asset impairment charge during the nine months ended January 31, 2009 in the accompanying statement of operations in interest and other (loss) income, net. Because the impaired assets mirror liabilities to participants which have previously been adjusted to the market value of the assets, this non-cash charge does not impact the Company’s operations, operating income or liquidity.
As of January 31, 2009 we held approximately $12.4 million par value (with a fair value of $11.5 million) of marketable securities investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our remaining auction rate securities has diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the principal balance through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of different form of financing to replace these securities, or the maturing of the securities.
As of August 8, 2008 we received notification from one of our investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right to sell our auction rate securities at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. The Agreement covers $12.4 million par value (fair value of $11.5) of our auction rate securities as of January 31, 2009 and we expect to receive the entire par value upon the future liquidation of the securities.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. In the three months ended January 31, 2009, we recognized foreign currency gains, after income taxes, of $0.2 million primarily related to our North America, Latin America and Corporate operations.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $3.4 million, $5.6 million and $7.9 million, respectively, based on outstanding balances at January 31, 2009. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $3.4 million, $5.6 million and $7.9 million, respectively, based on outstanding balances at January 31, 2009.

Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short-term and provide for variable market rates. As discussed above, however, due to the extraordinary conditions in worldwide credit markets management felt it prudent after the end of the third quarter to draw down $42 million from its existing credit line, which is secured by substantially all of our assets, to maximize the Company’s financial flexibility. This action provided an additional $42 million of liquidity. We have $61.8 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2009 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.
As of January 31, 2009, we held marketable securities (to settle obligations under the ECAP) with a cost value of $75.9 million and a fair value of $60.0 million. The difference between cost and fair value has previously been recorded as an unrealized loss in our statement of stockholders equity. As a result of the severity and duration of the decline in fair value of these securities the Company recorded a $15.9 million asset impairment charge during the nine months ended January 31, 2009 in the accompanying statement of operations in interest and other (loss) income, net. Because the impaired assets mirror liabilities to participants which have previously been adjusted to the market value of the assets, this non-cash charge does not impact the Company’s operations, operating income or liquidity.
As of January 31, 2009, we held approximately $12.4 million par value (fair valued of $11.5 million) of auction rate securities. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.
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
(b) Changes in Internal Control over Financial Reporting.
During the fiscal quarter ended January 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees. Those regions and industries have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general do not improve or deteriorate further in the future, the demand for our services could continue to weaken, resulting in lower cash flows and a negative effect on our financial condition.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
During the three months ended January 31, 2009, the Company repurchased shares of its common stock under the common stock repurchase program approved by the Board of Directors in November 2007. Pursuant to this program, shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

				Approximate
			Shares	Dollar Value of
			Purchased	Shares that
		Average	as Part of a	May Yet Be
		Price	Publicly-	Purchased
		Paid	Announced	Under the
	Shares	Per	Program	Program
	Purchased	Share	(1)	(1)
November 1, 2008 – November 30, 2008	156,426	$12.37	154,400	$36.4 million
December 1, 2008 – December 31, 2008	710	$11.63	—	$36.4 million
January 1, 2009 – January 31, 2009	1,200	$11.16	—	$36.4 million

Balance as of January 31, 2009	158,336		154,400

(1)
On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the third quarter of fiscal year 2009.
Item 5. Other Information
Due to deteriorating economic conditions encountered in the current fiscal year, the Company implemented a restructuring of its cost structure designed to reduce the work force by approximately 400 employees and to consolidate premises. This initiative resulted in a total charge of $16.8 million against operations in the three months ended January 31, 2009 of which $13.5 million and $3.3 million related to severance costs and the consolidation of premises, respectively (See Note 5 to the Company’s condensed financial statements).

Item 6. Exhibits

Exhibit
Number		Description of Exhibit
3.1	*	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, dated December 15, 1999.

3.2	*	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated June 18, 2002.

3.3	*	Amended and Restated Bylaws of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K, dated October 29, 2002.

31.1		Certification by Chief Executive Office pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	incorporated by reference.

SIGNATURE
In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KORN/FERRY INTERNATIONAL
Date: March 12, 2009	By:	/s/ STEPHEN J. GIUSTO
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