Form 10-K
period 2009-04-30
KORN FERRY INTERNATIONAL
filed 2009-06-29
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL
(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1900 Avenue of the Stars, Suite 2600, Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

(310) 552-1834
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares outstanding of our common stock as of June 26, 2009 was 44,770,089 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $697,125,000 based upon the closing market price of $13.89 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders scheduled to be held on September 10, 2009 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2009

PART I.

Item 1.	Business

Business Overview

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to attract, develop, retain and sustain their talent. We opened our first office in Los Angeles in 1969 and currently operate in 70 cities in 37 countries. In 1998, we extended our market reach into middle management with the introduction of Futurestep, our outsourced and mid-level recruiting subsidiary. As of April 30, 2009, we had approximately 2,100 full-time employees, including 460 executive recruitment and 155 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 75% of the executive recruitment assignments we performed during the fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Leadership and Talent Consulting (“LTC”) (formerly known as Leadership Development Solutions):  Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational and leadership development efforts. Services address three fundamental leadership and talent management needs — strategic and organizational alignment, leadership and executive development, and talent and performance management. Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Talent Acquisition Solutions:  Our Futurestep subsidiary draws from Korn/Ferry’s nearly 40 years of industry experience to create customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. In addition to being a pioneer in recruitment process outsourcing (“RPO”), the Company’s multi-tiered portfolio of services includes talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals.

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

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

Industry Overview

Executive Recruitment:  Our executive recruitment segment concentrates on searches for positions with annual compensation of $150,000 or more, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency search firms. Retained firms, such as Korn/Ferry, typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled regardless of whether the position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Leadership and Talent Consulting:  With an increasing amount of Korn/Ferry’s revenue being generated by non-search engagements, our Leadership and Talent Consulting services are driving our transformation into a broad-based talent management firm. These diversified solutions help our clients not only attract but develop and retain their best people in the context of their organization and talent strategy.

Talent Acquisition Solutions:  Futurestep, a Korn/Ferry subsidiary, offers talent acquisition solutions for mid- and high-level management with annual compensation generally in the $100,000 to $150,000 range. Founded in 1998 as Korn/Ferry’s scalable, outsourced recruitment subsidiary, Futurestep today has locations on four continents and a record of success in securing top talent around the world.

Industry Trends

The unprecedented economic environment has impeded business throughout the world, including the talent management industry, during the past fiscal year and it is unclear when economic conditions will improve. However, we believe the long-term business prospects for the talent management industry are still strong due to a confluence of factors that will continue to fuel job growth and hiring.

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

Aging Population — In many major economic centers, the workforce population is aging at a rapid pace. It is projected that there will be twice as many people retiring this decade as there were in the previous one. Moreover, the supply of available qualified candidates is limited, making it more difficult for employers to secure qualified executives. We believe this trend will have a positive impact on our business over the long-term, as employers increasingly seek service providers who can provide solutions for the impending talent shortage.

Globalization of Business — As the world markets continue to integrate into one global economy, many companies are adding strength to their internal talent with experienced executives who can operate effectively in this global environment. Emerging markets such as China, India and Eastern Europe have executive talent demands that exceed the current available supply of executive talent in these regions. The rapidly changing competitive landscape challenges multinational and local companies to identify and recruit qualified executives with the right combination of skills, experience and cultural compatibility. We believe clients are turning to firms that combine proven expertise with specialized knowledge of both key industries and local markets, enabling them to address their ongoing global talent needs.

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

Key Role of Advanced Technology — At Korn/Ferry we are adding more regimen and scientific research into the recruitment process — with emphasis shifting from candidate identification to candidate assessment and placement. Driving this initiative is enhanced technology, as the power of the Internet, search engines and databases make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, recruiting and assessing the most desirable candidates.

Other Industry Trends — In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on the talent management industry:

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

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

In the current environment we are operating in, our goal is to retain our most productive consultants and maintain the quality of service to which our clients are accustomed. Our consultants originated from diverse backgrounds and areas of expertise and were recruited based on their track records as top performers in their given industry. We believe that we have continued to upgrade our professional staff in the current year, while decreasing the number of consultants by 69 to align our cost structure with the current environment. We further believe that the recruitment and retention of key consultants will be an ongoing driver of long-term growth.

Broadening our Product and Service Offerings

In addition to our heritage as a leading provider of executive recruitment, we also offer clients outsourced and mid-level recruitment, strategic and organizational alignment, leadership and executive development, and talent and performance management through Futurestep and LTC. We will continue to develop and add new products and services that our clients demand and that are consistent with our brand positioning. Our non-executive search business generated 25% of our overall fee revenue in fiscal 2009.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. In fiscal 2009 we launched a new firmwide initiative — the Office of the Chief Executive, Premier Client Partnerships — focused on designing and executing global and regional client account initiatives, enhancing Korn/Ferry’s market positioning and unlocking new areas for cross introductions and integrated revenue growth.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element of the recruitment business. We have made significant investments in developing a state-of-the-art technology infrastructure and our proprietary executive recruitment software, e-Korn/Ferry. In fiscal 2009, we continued to invest in enhanced tools and information sharing for competitive advantage. We completed the development and global rollout of our next-generation applicant tracking platform, Searcher Express, designed for speed, ease of use, power and flexibility. Searcher Express is the cornerstone of the Company’s strategy to better share knowledge, access data and improve the search process. We launched the Client Advantage Talent Dashboard, a private web portal where clients can monitor progress on the full range of Korn/Ferry’s search and consultative services 24/7 across all geographies. Also newly introduced in fiscal 2009 was the Client Advantage intranet site, an online repository of tools and best practices for serving our clients across the full spectrum of their talent management needs. Finally, we upgraded the technology supporting the Korn/Ferry Advantage — a comprehensive transformation of our senior executive recruitment process.

As Futurestep continued its growth in RPO and project-based and mid-level recruitment, information technology helped fuel all of these lines of business. Fiscal 2009 saw several major system enhancements, including the addition of multi-language capabilities on the new corporate web site and streamlining the online registration process for candidates.

LTC also developed upgrades to its management assessment technology. Usage of Search Assessment, an assessment technology process for our core executive recruitment business, increased to 51% of all search engagements. Our library of Best-In-Class job profiles has been enriched through the collection of more extensive career experience information on our executive assessment web site.

Talent Acquisition Solutions:  Offers talent acquisition solutions for positions with annual compensation generally in the $100,000 to $150,000 range. This market has been fundamentally transformed over the past several years through the emergence of RPO services. This transformation has been further driven through database technology and the Internet, which have introduced greatly improved capabilities in identifying, targeting and reaching potential candidates, thereby reducing placement times.

We will continue to refine our technology, including the integration of Lominger and Lore intellectual property into our exclusive candidate assessment tools, in order to strengthen our relationships with our existing clients, attract new clients, expand into new markets and position ourselves to gain a competitive advantage in marketing complementary services.

Leveraging our Leadership and Brand Name in Executive Recruitment

We believe that there are significant opportunities to extend our market share and develop new client relationships by aggressively marketing our global recruitment expertise. Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients. We also believe that our strong relationships and well-recognized brand name will enable us to introduce new services to our existing client base and to potential new clients, while allowing us to build communities of candidates to whom we can directly market our services. We plan to consider and, where applicable, make selective acquisitions in regions where we can gain market share and capitalize on cost saving opportunities.

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.  Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2009, we executed more than 9,200 executive recruitment assignments.

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

Once the position is defined and outlined via an Enhanced Job Specification that embodies the desired leadership characteristics, a research team identifies through the use of our proprietary databases and other information resources, companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and searches our databases containing profiles of approximately 4.2 million executives to assist in identifying individuals with the right background, cultural fit and abilities. These sources are a critical element in assessing the marketplace.

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

Percentage of Fiscal 2009 Assignments by Industry Specialization

Global Markets:
Industrial	29%
Consumer	18%
Financial Services	18%
Technology	14%
Life Sciences	11%
Regional Specialties:
Healthcare Provider	5%
Education/Not-for-profit	5%

Functional Expertise.  We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, chief executive officers and other senior executive officers. Our CEO & Board Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the firm. Their work is with CEOs and in the board room, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups. We have built a proprietary database with the names and backgrounds of every FORTUNE 1000 director, plus a significant number of middle-market and high-growth company board members to assist in board searches.

Percentage of Fiscal 2009 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	63%
Marketing and Sales	13%
Human Resources and Administration	8%
Manufacturing/Engineering/Research and Development/Technology	8%
Finance and Control	6%
Information Systems	2%

Regions

North America — We opened our first office in Los Angeles in 1969, and currently have 22 offices throughout the United States and Canada. In fiscal 2009, the region generated fee revenue of $309.5 million from more than 3,800 assignments billed, with an average of 254 consultants.

Europe, the Middle East and Africa (“EMEA”) — We opened our first European office in London in 1972, and currently have 22 offices in 19 countries throughout the region. In fiscal 2009, the region generated fee revenue of $143.2 million from more than 2,990 assignments billed, with an average of 144 consultants.

Asia Pacific — We opened our first Asia Pacific office in Tokyo in 1973, and currently have 17 offices in 10 countries throughout the region. In fiscal 2009, the region generated fee revenue of $66.3 million from more than 1,630 assignments billed, with an average of 88 consultants.

Latin America — We opened our first Latin America office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company, and currently conduct operations in Mexico through a subsidiary in which we hold a minority interest. As of April 30, 2009, we operate a network of 7 offices in 6 countries covering the entire South American region and two offices in Mexico. The region, excluding operations in Mexico, generated fee revenue of $24.3 million in fiscal 2009 from more than 780 assignments billed, with an average of 23 consultants. Our share of the earnings from our Mexico subsidiary was $2.4 million and $3.3 million for the years ended April 30, 2009 and 2008, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.  Our 4,238 clients include many of the world’s largest and most prestigious public and private companies, including 45% of the FORTUNE 500 companies in the current fiscal year. In fiscal 2009, no single client represented more than 1% of fee revenue. We have established strong client loyalty with 75% of the executive recruitment assignments we performed during the fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Leadership and Talent Consulting.  In fiscal 2009, we consolidated our strategic management assessment and executive coaching and development services under the new name Leadership and Talent Consulting to more accurately reflect the array of solutions we now offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc. and Lominger Consulting (the “Lominger Entities”) and LeaderSource in fiscal 2007 and Lore International in fiscal 2009. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams, and addresses three fundamental leadership and talent management needs:

1. Strategic and Organizational Alignment: Korn/Ferry offers solutions for aligning structure, organization and talent with business strategy, including strategic alignment, organization structure and design, culture alignment, and merger and acquisition and post-merger integration.

2. Leadership and Executive Development: We offer several powerful solutions for equipping leaders to optimize performance, such as executive development and coaching, executive and leadership education, executive onboarding and senior team/board effectiveness.

3. Talent and Performance Management: Korn/Ferry can help organizations establish and implement a scalable talent management foundation through such services as succession planning, competency modeling, high-potential engagement and executive compensation.

Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Talent Acquisition Solutions — Futurestep

Overview.  Founded in 1998 as Korn/Ferry’s scalable, outsourced recruitment subsidiary, Futurestep offers clients a portfolio of talent acquisition solutions, including talent acquisition and management consulting services, RPO solutions, project-based recruitment, mid-level recruitment and interim professionals. Each Futurestep service benefits from the industry and functional expertise of our global consultant network, ensuring that clients work with professionals who understand their business and have the relevant knowledge to qualify candidates effectively.

Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 15 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to aid speed, efficiency and quality service for clients worldwide.

Futurestep consulting services help companies reduce costs and boost efficiency for talent management processes, evaluate and select service and technology vendors, establish objectives and metrics for success, and implement and optimize talent programs and systems. Through our services, and through the consulting expertise of The Newman Group, acquired by Futurestep in fiscal 2008, we help companies align people, processes and technology.

Strategic RPO combines strategy, expertise and support from the industry’s foremost thought leaders, covering all facets of talent acquisition. Customized solutions integrate talent acquisition strategy, global recruiting resources, competency-based methodologies and a flexible service delivery model to enable clients to identify, attract and retain top talent.

Project-based recruitment solutions offer a proven, outsourced approach for augmenting and optimizing a company’s talent acquisition strategy to manage multiple hires within a specific timeframe. Consultants use our proprietary recruitment methodology to deliver seamless, workflow-driven talent acquisition strategies that enable clients to secure the right talent, quickly and effectively.

Futurestep’s mid-level recruitment service uses multiple sourcing channels, validated cultural assessments and our global database of more than two million pre-screened professionals to offer a low overhead approach that accelerates the recruitment process and provides a diverse, qualified set of mid-level candidates matched with specific cultural and strategic requirements.

Futurestep offers a full suite of specialized and scalable interim solutions that feature direct access to flexible, highly skilled professionals in every line of business and proven success in meeting interim talent needs.

Regions.  We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2009, we had Futurestep operations in 10 cities in North America, 7 in Europe and 14 in Asia Pacific.

Competition.  Futurestep primarily competes for business with other RPO providers such as Spherion, KellyOCG and The Right Thing and competes for search assignments with regional contingency recruitment firms and large national retained search firms.

For talent acquisition and management consulting services, Futurestep competes with boutique consulting providers such as HRchitect, Knowledge Infusion and Capital H Group and larger consulting firms such as Accenture, Hewitt Associates and Watson Wyatt Worldwide.

Organization

The Company operates in two global business segments in the retained recruitment industry, executive recruitment and Futurestep. Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, South America, EMEA and Asia Pacific. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia Pacific. We face risks associated with political instability, legal requirements and currency fluctuations in these international operations. Examples of such risks include difficulties in staffing and managing global operations, social and political instability, fluctuation in currency exchange rates and potential adverse tax consequences.

Professional Staff and Employees

As of April 30, 2009, we had approximately 1,583 executive recruitment employees consisting of 460 consultants and 1,123 associates, researchers, administrative and support staff. In addition, we had 14 consultants in our unconsolidated Mexico office. Futurestep had 493 employees as of April 30, 2009, consisting of 155 consultants and 338 administrative and support staff. Corporate had 48 professionals at April 30, 2009. We have not been a party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2009. Financial information regarding our business segments for fiscal 2008 and 2007 and additional information for fiscal 2009 is contained in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

		Operating	Number of	Number of
	Fee	Income	Offices as of	Consultants as of
	Revenue	(Loss)	April 30, 2009	April 30, 2009
	(Dollars in thousands)

Executive Recruitment:
North America	$309,514	$37,516	22	230
EMEA	143,184	2,061	22	124
Asia Pacific	66,332	5,396	17	84
South America	24,323	2,441	7	22

Total Executive Recruitment	543,353	47,414	68	460
Futurestep(1)	94,870	(12,003)	10	155
Corporate	—	(31,683)	—	—

Total	$638,223	$3,728	78	615

(1)	Futurestep partially occupies 21 of the executive recruitment offices globally in 15 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the geographical regions in which the Company operates:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Fee Revenue:
United States	$305,472	$368,039	$324,349
Canada	41,861	48,646	35,559
EMEA	172,899	223,826	179,974
Asia Pacific	93,668	124,503	96,114
South America	24,323	25,556	17,426

Total	$638,223	$790,570	$653,422

Item 1A.	Risk Factors

The risks described below are the material risks facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Competition in our industry could result in us losing market share and/or require us to charge lower prices for services, which could reduce our revenue.

We compete for executive search business with numerous executive search firms and businesses that provide job placement services. Traditional executive search competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are no extensive barriers to entry into the executive search industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. Increased competition may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our revenue.

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

Global economic developments and the conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could negatively affect our business, financial condition and results of operations.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees. The geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general do not improve or deteriorate further in the future, the demand for our services could continue to weaken, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations.

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

We depend on our overall reputation and brand name recognition to secure new engagements and to hire qualified professionals. Our success also depends on the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referrals by those clients. Any client who is dissatisfied with our assignments can adversely affect our ability to secure new engagements.

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

Our success depends in large part upon our ability to store, retrieve, process, manage and protect substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition.

We face risks associated with social and political instability, legal requirements, economic conditions and currency fluctuations in our international operations.

We operate in 37 countries and during the year ended April 30, 2009, generated 46% of our fee revenue from operations outside of North America. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

•	changes in and compliance with applicable laws and regulatory requirements;

•	difficulties in staffing and managing global operations;

•	social and political instability;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	repatriation controls; and

•	potential adverse tax consequences.

We have no hedging or similar foreign currency contracts and therefore fluctuations in the value of foreign currencies could impact our global operations. We cannot ensure that one or more of these factors will not harm our business, financial condition or results of operations.

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

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and under Delaware law make it more difficult and expensive for us to be acquired in a transaction that is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

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

We have deferred tax assets that we may not be able to use under certain circumstances.

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and an adverse effect on our future operating results. In addition, changes in statutory tax rates may also change our deferred tax assets or liability balances, with either favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about revenues, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience further unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our results of operations and net worth in the periods of such charges.

Acquisitions may have an adverse effect on our business.

While we may, under certain circumstances, pursue acquisitions in the future, we may not be able to consummate such acquisitions on satisfactory terms or integrate the acquired businesses effectively and profitably into our existing operations. To the extent we consummate any acquisitions, our future success may depend in part on our ability to complete the integration of the acquisition target successfully into our operations. Failure to successfully integrate new employees and complementary businesses may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of net revenues and reduce operating income. Further, after any acquisition, the acquired businesses’ clients may choose not to move their business to us causing an adverse affect on our business, financial condition and results of operations.

We may not be able to align our cost structure with our revenue level.

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Any failure to maintain a balance between our cost structure and headcount and our revenue could adversely affect our business, financial condition, and results of operations.

We may require additional capital in the future, which may not be available at all or may be available only on unfavorable terms.

Continued adverse changes in the Company’s revenue could require us to institute additional cost cutting measures, and to the extent our efforts are insufficient, we may be required to obtain additional financing to meet our needs. If we are unable to secure additional financing on favorable terms or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located in Los Angeles, California. We lease all 78 of our executive recruitment and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2009, we leased an aggregate of approximately 671,969 square feet of office space. The leases generally are for terms of one to 10 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

Executive Officers of the Registrant

Name	Age	Position

Gary D. Burnison	48	Chief Executive Officer
Michael A. DiGregorio	54	Executive Vice President and Chief Financial Officer
Ana Dutra	45	Executive Vice President and Chief Executive Officer of Leadership and Talent Consulting
Robert H. McNabb	62	Executive Vice President, Korn/Ferry and Chief Executive Officer, Futurestep

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers as of April 30, 2009.

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

Michael A. DiGregorio joined the Company in June 2009 as our Executive Vice President and Chief Financial Officer. Prior to joining Korn/Ferry, he served as Executive Vice President and Chief Financial Officer of St. John Knits International, Inc., a luxury women’s apparel company, from 2006 to 2009. Prior to joining St. John Knits International, Inc. Mr. DiGregorio served in various capacities at Jafra Cosmetics International, Inc., a multi-level direct sales company, serving as Executive Vice President and Chief Financial Officer from 1999 to 2004, President and Chief Operating Officer of U.S. Operations from 1998 to 1999, and General Manager and Chief Operating Officer of the company’s operations in Mexico from 1997 to 1998. He started his career at Touche, Ross and Company, a pubic accounting firm. Mr. DiGregorio received both a bachelor’s degree in accounting and a master’s degree in accounting from the Wharton School of the University of Pennsylvania.

Ana Dutra has been Executive Vice President of Korn/Ferry and Chief Executive Officer of Leadership and Talent Consulting since February 2008. She is responsible for driving the global growth of our Leadership and Talent Consulting group, including our Lominger, LeaderSource and Executive Compensation Advisors companies. Prior to joining Korn/Ferry, Ms. Dutra led the global organization and change strategy practice at Accenture from 2005 to 2008. Before this role, she led the organizational transformation practice at Mercer Management Consulting from 2001 to 2005. Earlier, Ms. Dutra was with Marakon Associates, CSC Index, Booz Allen Hamilton and IBM Consulting Group.

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

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low

Fiscal Year Ended April 30, 2009
First Quarter	$18.88	$15.42
Second Quarter	$20.52	$9.87
Third Quarter	$14.50	$9.28
Fourth Quarter	$11.49	$7.54
Fiscal Year Ended April 30, 2008
First Quarter	$27.13	$22.62
Second Quarter	$24.62	$16.27
Third Quarter	$20.75	$13.10
Fourth Quarter	$18.95	$14.42

On June 26, 2009 the last reported sales price on the New York Stock Exchange for the common stock was $10.86 per share and there were approximately 4,800 beneficial holders of common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. The following graph compares the monthly percentage change in the Company’s cumulative total stockholder return with the cumulative total return of the companies in the Standard & Poor’s 500 Stock Index and a peer group constructed by us. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2004 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG KORN/FERRY INTERNATIONAL, THE S&P 500 INDEX
AND A PEER GROUP

* $100 invested on 4/30/04 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Dividends and Stock Repurchases

We have not paid any cash dividends on our common stock since April 30, 1996 and do not currently intend to pay any cash dividends on our common stock in the foreseeable future. The Board of Directors has authorized the Company to repurchase up to $175.0 million of the Company’s outstanding shares of common stock pursuant to issuer repurchase programs. We have repurchased approximately $138.6 million of the Company’s common stock as of April 30, 2009 under these programs. Future dividend policy as well as decisions to execute our currently outstanding issuer repurchase programs will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility does not restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

On September 23, October 1, October 6, and December 8, 2008, the Company issued 84,104, 1,000, 1,500 and 19,310 shares of restricted stock, respectively, to certain directors and vice presidents of the Company pursuant to the Company’s 2008 Stock Incentive Plan as consideration for services performed. Each of these issuances was exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder, and each of the recipients of such shares were “accredited investors,” as such term is defined in Rule 501 of Regulation D.

On March 7, 2007, the Company issued notice for the redemption (the “Redemption Notice”) of its 7.5% Convertible Subordinated Notes (the “Convertible Notes”) in an aggregate principal amount of $40 million and its 7.5% Convertible Series A Preferred Stock (the “Convertible Preferred Stock”) in an aggregate principal price of $10 million. As of March 7, 2007, $45.6 million of the Convertible Notes and $11.4 million of the Convertible Preferred Stock were outstanding. In response to the Redemption Notice, the beneficial owner of the Convertible Notes and the Convertible Preferred Stock exercised its option to convert (the “Conversion”) the Convertible Notes and the Convertible Preferred Stock, pursuant to the terms thereof, which were convertible into shares of the Company’s common stock at $10.19 per share. The Conversion resulted in (i) 5,586,187 shares of the Company’s common stock being delivered to the holder of the convertible securities in April 2007 and (ii) the cancellation of the Convertible Notes and Convertible Preferred Stock in April 2007.

The issuance of the shares of the Company’s common stock into which the Convertible Notes and the Convertible Preferred Stock were converted was exempt from the registration provisions of the Securities Act by virtue of the exemption afforded by Section 3(a)(9) thereof. Such determination was based upon the fact that the securities exchanged in connection with the Conversion were made by the Company with its existing security holder exclusively, the then beneficial owners of the Convertible Notes and Convertible Preferred Stock, and no commission or other remuneration was paid of given directly or indirectly for soliciting such exchange.

Issuer Purchases of Equity Securities

The following table summarizes common stocks repurchased by us during the fourth quarter of fiscal 2009:

Approximate Dollar
Value of Shares
				Shares Purchased	that may Yet be
				as Part of Publicly-	Purchased Under
	Shares		Average Price	Announced Programs	the Programs
	Purchased		Paid per Share	(1), (2), (3) and (4)	(1), (2), (3) and (4)
(Dollars in thousands)

February 1, 2009 — February 28, 2009	—		$—	—	$36.4 million
March 1, 2009 — March 31, 2009	5,749	(5)	$8.47	—	$36.4 million
April 1, 2009 — April 30, 2009	—		$—	—	$36.4 million

Total	5,749	(5)

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(2)	On June 8, 2006, the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(3)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(4)	On November 2, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(5)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data set forth below for the fiscal years ended April 30, 2009, 2008 and 2007 and the selected balance sheet data as of April 30, 2009 and 2008 are derived from our consolidated financial statements, audited by Ernst & Young LLP appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2007, 2006 and 2005 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2006 and 2005 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data and other operating data)

Selected Statement of Operations Data:
Fee revenue	$638,223	$790,570	$653,422	$522,882	$452,194
Reimbursed out-of-pocket engagement expenses	37,905	45,072	35,779	28,887	24,183

Total revenue	676,128	835,642	689,201	551,769	476,377
Compensation and benefits	442,632	540,056	447,692	341,196	292,913
General and administrative expenses	126,882	134,542	105,312	93,462	83,544
Out-of-pocket engagement expenses	49,388	58,750	44,662	31,927	25,702
Depreciation and amortization	11,583	10,441	9,280	9,002	8,437
Restructuring charges(1)	41,915	—	—	—	—

Total operating expenses	672,400	743,789	606,946	475,587	410,596

Operating income	3,728	91,853	82,255	76,182	65,781
Interest and other income (loss), net	(10,391)	11,949	10,416	11,086	3,360
Interest expense	5,410	4,812	10,172	10,244	10,463
Provision for income taxes	384	36,081	30,164	19,594	20,251
Equity in earnings of unconsolidated subsidiaries, net	2,365	3,302	3,163	2,000	193

Net (loss) income	$(10,092)	$66,211	$55,498	$59,430	$38,620

Basic (loss) earnings per share	$(0.23)	$1.50	$1.40	$1.49	$1.00
Diluted (loss) earnings per share	$(0.23)	$1.46	$1.24	$1.32	$0.90
Basic weighted average common shares outstanding	43,522	44,012	39,774	39,890	38,516
Diluted weighted average common shares outstanding	43,522	45,528	46,938	47,270	46,229
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$309,514	$374,891	$329,065	$259,089	$225,850
EMEA	143,184	183,042	146,155	120,059	110,455
Asia Pacific	66,332	95,915	74,987	57,922	51,196
South America	24,323	25,556	17,426	15,660	10,828

Total executive recruitment	543,353	679,404	567,633	452,730	398,329
Futurestep	94,870	111,166	85,789	70,152	53,865

Total fee revenue	$638,223	$790,570	$653,422	$522,882	$452,194

Number of offices (at period end)	78	89	82	72	70
Number of consultants (at period end)	615	684	601	507	474
Number of new engagements opened	9,630	11,106	10,415	9,608	8,062
Selected Balance Sheet Data as of April 30:
Cash and cash equivalents(3)	$255,000	$305,296	$226,137	$211,753	$178,906
Marketable securities(3)	75,255	83,966	98,130	66,444	28,042
Working capital(3)	198,250	196,259	193,716	197,540	138,179
Total assets	740,879	880,214	761,491	635,491	534,168
Total long-term debt(2)	—	—	—	45,147	44,949
Mandatorily redeemable preferred stock(2)	—	—	—	10,989	10,795
Total stockholders’ equity	459,099	496,134	432,955	323,751	252,902

(1)	In response to deteriorating economic conditions encountered in fiscal 2009, we recognized $41.9 million of restructuring charges comprised of (a) severance charges of $26.9 million and (b) facilities charges of $15.0 million.

(2)	In the fourth quarter of fiscal 2007, we issued notice for the redemption of our 7.5% Convertible Series Subordinated Notes and 7.5% Convertible Series A Preferred Stock. In response, the holder of the notes and preferred stock exercised its option to convert the debt and preferred stock pursuant to the terms of the original agreements. The conversion resulted in approximately 5.6 million shares of our common stock being delivered to the debt and preferred stock holder in April 2007. As of April 30, 2009, we had no outstanding amounts related to these convertible securities. Conversion of debt is discussed in Item 7, Long-Term Debt.

(3)	Certain amounts in the consolidated balance sheet have been conformed to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, those set forth above under the caption, “Risk Factors”, including dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, global, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, competition, reliance on information processing systems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use and alignment of our cost structure to our revenue level, and also includes risks related to the integration of recently acquired businesses. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Summary

Korn/Ferry is a premier global provider of talent management solutions that help clients to attract, develop, retain and sustain their talent. We are the largest provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), recruitment process outsourcing, leadership and talent consulting and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2009 were for board level, chief executive and other senior executive and general management positions. Our 4,238 clients in fiscal 2009 included many of the world’s largest and most prestigious public and private companies, including approximately 45% of the FORTUNE 500 companies. We have established strong client loyalty with 75% of the executive recruitment assignments we performed during the fiscal year were on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of executive search, middle-management recruitment, recruitment process outsourcing, leadership and talent consulting and executive coaching, our strategic focus for fiscal 2010 will center upon enhancing the cross-selling of our multi-service strategy. We plan to continue to address areas of increasing client demand, including RPO and LTC. We plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

During the second half of fiscal 2009 global economic conditions significantly deteriorated, which caused a significant decline in the results of our operations. Fee revenue decreased 19% in fiscal 2009 to $638.2 million compared to $790.6 million in fiscal 2008, with decreases in fee revenue in all regions. The North America and Europe regions in executive recruitment experienced the largest dollar decreases in fee revenue. In fiscal 2009, we incurred an operating profit of $3.7 million with operating income from executive recruitment of $47.4 million, offset by an operating loss of $12.0 million from Futurestep and corporate expenses of $31.7 million. This represents a decrease of 96% over operating income of $91.9 million in fiscal 2008.

Due to the deteriorating economic conditions, in fiscal 2009 we implemented a restructuring of our cost structure designed to reduce our work force by approximately 800 employees and to consolidate premises. As a result, during fiscal 2009, we recorded a total of $41.9 million in restructuring charges with $26.9 million of severance costs related to a reduction in our work force and $15.0 million relating to the consolidation of premises.

During fiscal 2009 our cash, cash equivalents and marketable securities decreased $59.0 million, or 15% to $330.3 million at April 30, 2009 compared to $389.3 million at April 30, 2008. As of April 30, 2009, we held marketable securities, to settle obligations under the Company’s Executive Capital Accumulation Plan (“ECAP”) with a cost value of $70.8 million and a fair value of $60.8 million. Our working capital increased $2.0 million in fiscal 2009 to $198.3 million at April 30, 2009. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements. We had no long-term debt or outstanding balance under our credit facility at April 30, 2009.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

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

Accounting Adjustment

In the fourth quarter of fiscal 2009, an adjustment was made to correct compensation and benefits expenses that had been recorded twice by the Company during the periods covering fiscal 2002 through fiscal 2009 for expenses relating to employee contributions to flexible spending health benefit accounts. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company recorded a cumulative accounting adjustment in the fourth quarter, the effect of which resulted in a $3.7 million pre-tax decrease in compensation and benefits expense, a $4.0 million increase in cash and cash equivalents and a $0.3 million increase in accrued compensation and benefits liability. These adjustments increased operating profit by $3.7 million and decreased net loss by $2.3 million, or $0.05 per basic and diluted share for the three months and year ended April 30, 2009. The correction of the error was not material to any individual prior period or the current period and, accordingly, the prior period results have not been adjusted.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2009	2008	2007

Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.9	5.7	5.5

Revenue	105.9	105.7	105.5
Compensation and benefits	69.3	68.3	68.5
General and administrative expenses	19.9	17.0	16.1
Out-of-pocket engagement expenses	7.7	7.4	6.8
Depreciation and amortization	1.8	1.4	1.5
Restructuring charges	6.6	—	—

Operating income	0.6	11.6	12.6

Net (loss) income	(1.6)%	8.4%	8.5%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2009		2008		2007
	Dollars	%	Dollars	%	Dollars	%
	(Dollars in thousands)

Fee revenue
Executive recruitment::
North America	$309,514	48.5%	$374,891	47.4%	$329,065	50.4%
EMEA	143,184	22.4	183,042	23.2	146,155	22.4
Asia Pacific	66,332	10.4	95,915	12.1	74,987	11.5
South America	24,323	3.8	25,556	3.2	17,426	2.6

Total executive recruitment	543,353	85.1	679,404	85.9	567,633	86.9
Futurestep	94,870	14.9	111,166	14.1	85,789	13.1

Total fee revenue	638,223	100.0%	790,570	100.0%	653,422	100.0%

Reimbursed out-of-pocket engagement expense	37,905		45,072		35,779

Total revenue	$676,128		$835,642		$689,201

	Year Ended April 30,
	2009		2008		2007
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(Dollars in thousands)

Operating (loss) income
Executive recruitment::
North America	$37,516	12.1%	$70,628	18.8%	$69,815	21.2%
EMEA	2,061	1.4	29,820	16.3	24,166	16.5
Asia Pacific	5,396	8.1	19,299	20.1	16,010	21.4
South America	2,441	10.0	2,230	8.7	1,894	10.9

Total executive recruitment	47,414	8.7	121,977	18.0	111,885	19.7
Futurestep	(12,003)	(12.7)	8,545	7.7	7,854	9.2
Corporate	(31,683)		(38,669)		(37,484)

Total operating income	$3,728	0.6%	$91,853	11.6%	$82,255	12.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Fiscal 2009 Compared to Fiscal 2008

Fee Revenue

Fee Revenue.  Fee revenue decreased $152.4 million, or 19%, to $638.2 million in fiscal 2009 compared to $790.6 million in fiscal 2008. The decline in fee revenue was primarily attributable to a 12% decrease in average fees billed per engagement during fiscal 2009 as compared to fiscal 2008 and an 8% decrease in the number of engagements billed during the same period, both of which were driven by the intensification of the global economic crisis during the second half of fiscal 2009. Exchange rates unfavorably impacted fee revenues by $21.3 million in fiscal 2009.

Executive Recruitment.  Executive recruitment reported fee revenue of $543.3 million, a decrease of $136.1 million, or 20%, in fiscal 2009 compared to $679.4 million in fiscal 2008 due to a 14% decrease in number of engagements billed in fiscal 2009 as compared to fiscal 2008 and to a 7% decrease in the average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $15.9 million in fiscal 2009.

North America reported fee revenue of $309.5 million, a decrease of $65.4 million, or 17%, in fiscal 2009 compared to $374.9 million in fiscal 2008 primarily due to a 13% decrease in the number of engagements billed during fiscal 2009 as compared to fiscal 2008 and a 5% decrease in the average fees billed per engagement in the region during the same period. The overall decline in fee revenue was driven by significant declines in fee revenue in the financial services, technology and consumer goods sectors. Exchange rates unfavorably impacted North America fee revenue by $3.4 million in fiscal 2009.

EMEA reported fee revenue of $143.2 million, a decrease of $39.8 million, or 22%, in fiscal 2009 compared to $183.0 million in fiscal 2008. EMEA’s decrease in fee revenue was driven by a 14% decrease in the number of engagements billed and a 9% decrease in average fees billed per engagement. The performance in existing offices in the United Kingdom, France, and the Netherlands were the primary contributors to the decrease in fee revenue, although fee revenue in most offices in the region declined in fiscal 2009 in comparison to fiscal 2008. The financial services, consumer goods and technology sectors experienced the largest decrease in fee revenue in fiscal 2009 as compared to fiscal 2008. Exchange rates unfavorably impacted EMEA fee revenue by $7.7 million in fiscal 2009.

Asia Pacific reported fee revenue of $66.3 million, a decrease of $29.6 million, or 31%, in fiscal 2009 compared to $95.9 million in fiscal 2008 due to a decrease of 14% in average fees billed per engagement and a 20% decline in the number of engagements billed in fiscal 2009 compared to fiscal 2008. The decline in performance in Australia, China, India and Japan were the primary contributors to the decrease in fee revenue in fiscal 2009 over fiscal 2008. The largest decrease in fee revenue was experienced in the financial services, technology and consumer goods sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $3.3 million in fiscal 2009.

South America reported fee revenue of $24.3 million, a decrease of $1.3 million, or 5%, in fiscal 2009 compared to $25.6 million in fiscal 2008. Average fees billed per engagement increased 7% while engagements billed decreased 11% within the region in fiscal 2009 compared to fiscal 2008. The decline in performance in the industrial and technology sectors was the primary contributor to the decrease in fee revenue in fiscal 2009 over fiscal 2008. Exchange rates unfavorably impacted fee revenue for South America by $1.5 million in fiscal 2009.

Futurestep.  Futurestep reported fee revenue of $94.9 million, a decrease of $16.3 million, or 15%, in fiscal 2009 compared to $111.2 million in fiscal 2008. The decline in Futurestep’s fee revenue is due to a 20% decrease in average fee billed per engagement offset by a 7% increase in the number of engagements billed in fiscal 2009 as compared to fiscal 2008. Of the total decrease in fee revenue, Europe experienced the largest decline, with a decrease in fee revenue of $11.1 million, or 27%, to $29.7 million; North America fee revenue decreased by $4.0 million, or 10%, to $37.8 million and Asia fee revenue decreased $1.2 million, or 4%, to $27.4 million. All regions reflect decreased revenue from search engagements. Exchange rates unfavorably impacted fee revenue by $5.4 million in fiscal 2009.

Compensation and Benefits

Compensation and benefits expense decreased $97.5 million, or 18%, to $442.6 million in fiscal 2009 from $540.1 million in fiscal 2008. The decrease in compensation and benefits expenses is primarily due to a decrease in global headcount, coupled with a $77.2 million decrease in profitability based compensation in fiscal 2009 as compared to fiscal 2008. Global headcount declined overall by a net of 460 employees, or 18% from April 30, 2008 to April 30, 2009. As discussed below, due to the current global economic crisis, the Company implemented a restructuring to reduce workforce in both the third and fourth quarter of fiscal 2009. Exchange rates favorably impacted compensation and benefits expenses by $14.9 million during fiscal 2009.

Executive recruitment compensation and benefits costs decreased $84.5 million, or 19%, to $356.2 million in fiscal 2009 compared to $440.7 million in fiscal 2008 primarily due to an 11% decrease in the number of consultants and a $73.9 million decrease in the profitability based compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $11.4 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 66% in fiscal 2009 compared to 65% in fiscal 2008.

Futurestep compensation and benefits expense decreased $5.3 million, or 7%, to $71.0 million in fiscal 2009 from $76.3 million in fiscal 2008 due to a decrease in average consultant headcount during fiscal 2009 and to a $3.6 million decline in profitability based compensation in fiscal 2009 as compared to fiscal 2008. Exchange rates favorably impacted Futurestep compensation and benefits expense by $3.5 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 75% in fiscal 2009 from 69% in fiscal 2008.

Corporate compensation and benefits expense decreased $7.7 million, or 33%, to $15.4 million in fiscal 2009 compared to $23.1 million in fiscal 2008 primarily because of a $9.5 million decrease in certain deferred compensation retirement plan liabilities. The Company holds marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 — Marketable Securities, in the Notes to our Consolidated Financial Statements. The decrease was partially offset by a $5.3 increase in certain other deferred compensation liabilities due to a decrease in cash surrender value of company owned life insurance policies (“COLI”).

General and Administrative Expenses

General and administrative expenses decreased $7.6 million, or 6%, to $126.9 million in fiscal 2009 compared to $134.5 million in fiscal 2008. Exchange rates favorably impacted general and administrative expenses by $4.6 million in fiscal 2009.

Executive recruitment general and administrative expenses decreased $5.7 million, or 6%, to $91.9 million in fiscal 2009 from $97.6 million in fiscal 2008. The decrease in general and administrative expenses was driven by a decrease in meeting and travel expense of $5.2 million, business development of $1.3 million and $1.3 million in marketing. Offsetting the overall decrease in executive recruitment general and administrative expenses was an increase in professional fees of $1.3 million and a $0.5 million reduction in realized foreign exchange losses. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 17% in fiscal 2009 compared to 14% in fiscal 2008.

Futurestep general and administrative expenses decreased $2.1 million, or 9%, to $20.5 million in fiscal 2009 compared to $22.6 million in fiscal 2008 primarily due to decreases of $0.8 million in travel expenses and $1.3 million of bad debt expenses. General expenses decreased primarily due to the decline in our overall business activities. Bad debt expense decreased due to an overall lower accounts receivable balance contributing to fewer bad debt write-offs during fiscal 2009 as compared to fiscal 2008. Futurestep general and administrative expenses, as a percentage of fee revenue, was 22% in fiscal 2009 compared to 20% in fiscal 2008.

Corporate general and administrative expenses increased $0.2 million, or 1%, to $14.5 million in fiscal 2009 compared to $14.3 million in fiscal 2008 primarily due to an increase in professional fees, partially offset by a decrease in realized foreign exchange losses.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $9.4 million, or 16%, to $49.4 million in fiscal 2009, compared to $58.8 million in fiscal 2008. Out-of-pocket engagement expenses as a percentage of fee revenue, was 8% in fiscal 2009 compared to 7% in fiscal 2008.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.2 million, or 12%, to $11.6 million in fiscal 2009 compared to $10.4 million in fiscal 2008. This expense relates mainly to computer equipment, software, furniture and leasehold improvements. The increase in depreciation and amortization expense is primarily associated with depreciation of furniture and fixtures and leasehold improvements related to amortization of software costs that added new functionality in our corporate and executive search segments.

Restructuring Charges

During fiscal 2009, the Company announced it would incur expenses to rationalize its cost structure to the changing economic environment. During fiscal 2009, we recorded $41.9 million in restructuring charges with $26.9 million of severance costs related to a reduction in our work force and $15.0 million relating to the consolidation of premises.

Operating Income

Operating income decreased $88.2 million, to $3.7 million in fiscal 2009 compared to $91.9 million in fiscal 2008. This decrease in operating income resulted from a $152.4 million decrease in fee revenue which was partially offset by a decrease in operating expenses of $71.4 million. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits, offset by an increase in restructuring charges of $41.9 million, of which $17.4 million was paid in cash as of April 30, 2009.

Executive recruitment operating income decreased $74.6 million, or 61%, to $47.4 million in fiscal 2009 compared to $122.0 million in fiscal 2008. The decline in executive recruitment operating income is attributable to a decrease in revenues offset by a reduction in compensation expenses relating to a decrease in headcount and profitability based compensation, as well as a decrease in general and administrative expenses. These decreases were partially offset by an increase in restructuring charges of $30.5 million recorded in fiscal 2009. Executive recruitment operating income during fiscal 2009, as a percentage of fee revenue, was 9% compared to 18% in fiscal 2008.

Futurestep operating income decreased by $20.5 million, to an operating loss of $12.0 million in fiscal 2009 as compared to operating income of $8.5 million in fiscal 2008. The change in Futurestep operating loss is primarily due to a decrease in fee revenue of $16.3 million due to a decrease in engagements billed and increased restructuring related costs of $11.4 million during fiscal 2009 compared to fiscal 2008. Futurestep operating loss, as a percentage of fee revenue, was 13% in fiscal 2009, compared operating income, as a percentage of fee revenue of 8% in fiscal 2008.

Interest Income and Other (Loss) Income, Net

Interest income and other (loss) income, net decreased by $22.3 million, to a loss of $10.4 million in fiscal 2009 from income of $11.9 million in fiscal 2008. The decrease in net interest and other (loss) income, net was due to a non-cash asset impairment charge of $15.9 million related to marketable securities, offset by $5.9 million unrealized gains recorded in interest income and other (loss) income, net upon the transfer of marketable securities from available-for-sale to trading during fiscal 2009 and a decrease in interest and dividend income. Interest and dividend income decreased primarily as a result of lower average United States cash balances, and lower overall interest rates compared to fiscal 2008.

Interest Expense

Interest expense, primarily related to borrowings under COLI, was $5.4 million in fiscal 2009 compared to $4.8 million in fiscal 2008.

Provision for Income Taxes

The provision for income taxes was $0.4 million in fiscal 2009 compared to $36.1 million in fiscal 2008. The provision for income taxes in fiscal 2009 reflects a 3% effective tax rate, compared to a 36% effective tax rate for fiscal 2008. The effective income tax rate in fiscal 2009 is significantly lower when compared to the effective income tax rate in fiscal 2008, as the Company did not realize tax benefits on the marketable securities asset impairment and gains on marketable securities upon the transfer of securities from available-for-sale to trading.

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $2.4 million in fiscal 2009 compared to $3.3 million in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

Fee Revenue

Fee revenue increased $137.2 million, or 21%, to $790.6 million in fiscal 2008 compared to $653.4 million in fiscal 2007. The improvement in fee revenue was attributable mainly to an 8% increase in the number of engagements billed within executive recruitment and an increase of 13% in average fees billed per engagement in all regions. Exchange rates favorably impacted fee revenues by $35.4 million in fiscal 2008.

Executive Recruitment — Executive recruitment fee revenue increased $111.8 million, or 20%, to $679.4 million in fiscal 2008 due to an increase in the number of engagements billed, an increase in average fees billed per engagement and $10.4 million from Lominger Limited, Inc. and Lominger Consulting, Inc. in fiscal 2007. On a year-to-date basis, the number of executive recruitment engagements billed increased 11% in fiscal 2008 as compared to fiscal 2007.

North America fee revenue increased $45.8 million, or 14%, to $374.9 million in fiscal 2008 primarily due to a 10% increase in the number of engagements billed as well as a 4% increase in average fees billed per engagement as compared to fiscal 2007. The industrial, education, life sciences and healthcare sectors were the primary contributors to the increase in fee revenues offset by a slight decline within the financial services sector. Increased demand for the LTC products and services also resulted in a $23.7 million increase in fee revenues.

EMEA reported fee revenue of $183.0 million in fiscal 2008, an increase of $36.8 million, or 25%, compared to $146.2 million in fiscal 2007, which was driven by a 15% increase in the number of engagements billed and an increase in average fees billed per engagement of 9%. Fee revenue growth was experienced throughout the region in fiscal 2008 with the strongest performance from offices located in Germany, United Arab Emirates, France and Sweden. The industrial, technology and consumer goods sectors experienced strong growth in fiscal 2008 over fiscal 2007. Exchange rates favorably impacted EMEA fee revenue by $15.4 million in fiscal 2008.

Asia Pacific fee revenue increased $20.9 million, or 28%, to $95.9 million in fiscal 2008, compared to fiscal 2007 due to a 9% increase in the number of engagements billed and an increase in average fees billed per engagement of 18%. The offices of Greater China (Hong Kong, Shanghai and Beijing), Australia, India and Singapore contributed 23%, 26%, 22% and 15%, respectively to the increase in fee revenue. All sectors experienced strong growth during fiscal 2008, with the industrial and financial services sectors providing the largest contributions to the increase in fee revenue compared to fiscal 2007. Exchange rates favorably impacted fee revenue for Asia Pacific by $5.3 million in fiscal 2008.

South America fee revenue was $25.6 million in fiscal 2008, an increase of $8.1 million, or 47%, of which $2.9 million related to the favorable impact of exchange rates. Overall number of engagements billed within the region were comparable to fiscal 2007 while average fees billed per engagement increased by 32%. Every country in the region experienced growth during fiscal 2008, except for Ecuador and Peru which had fee revenues comparable to fiscal 2007, with Brazil and Columbia contributing approximately 78% and 12%, respectively, of the increase in fee revenues.

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

Compensation and Benefits

Compensation and benefits expense increased $92.4 million, or 21%, to $540.1 million in fiscal 2008 from $447.7 million in fiscal 2007. The increase in compensation and benefits expense was primarily due to increased global headcount of 323, or 14%, at April 30, 2008 compared to April 30, 2007, including an 18% increase in the average number of consultants, coupled with increased productivity and retention awards. Exchange rates unfavorably impacted compensation and benefits expense by $22.4 million in fiscal 2008.

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

General and Administrative Expenses

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

Operating Income

Operating income increased $9.6 million, or 12%, to $91.9 million in fiscal 2008 compared to $82.3 million in fiscal 2007, resulting from increased revenue of $146.4 million offset by a $136.8 million increase to operating expenses, primarily compensation and benefits and general and administrative expenses.

Executive recruitment operating income increased $10.1 million, or 9%, to $122.0 million in fiscal 2008 compared to $111.9 million in fiscal 2007. The improvement in executive recruitment operating income is attributable to increased revenues offset by additional compensation expense relating to increased headcount and variable payouts as discussed previously, as well as increased professional fees, premise and other general administrative expense. Executive recruitment operating income, as a percentage of fee revenue, decreased to 18% from 20%, due to our continued investment in LTC and increases in productivity based compensation during fiscal 2008.

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

Interest Expense.  Interest expense was $4.8 million in fiscal 2008, a decrease of $5.4 million compared to fiscal 2007. Interest expense in fiscal 2008 primarily related to borrowings under COLI. The decrease in interest expense is primarily due to the conversion of the Company’s convertible preferred stock and subordinated notes to common shares in the fourth quarter of fiscal 2007.

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

Liquidity and Capital Resources

The operating environment for the Company’s suite of services deteriorated rapidly in the second half of fiscal 2009. In response to the uncertain economic environment and labor markets, the Company has taken steps to align its cost structure with anticipated revenue levels, in an effort to retain positive cash flow. Continued adverse changes in the Company’s revenue, however, could require us to institute additional cost cutting measures, and to the extent our efforts are not quick or deep enough, we may incur negative cash flows, which if persist, would require us to obtain additional financing to meet our needs. The Company believes that the cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.

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

As of April 30, 2009, we held marketable securities to settle obligations under the ECAP with a cost value of $70.8 million and a fair value of $60.8 million. The difference between cost and fair value has previously been recorded as an unrealized loss in our statement of stockholders equity. As a result of the severity and duration of the decline in fair value of these securities the Company recorded a $15.9 million asset impairment charge during the third fiscal quarter ended January 31, 2009 in the statement of operations in interest and other (loss) income, net. Because the impaired assets mirror liabilities to participants which were previously adjusted to the market value of the assets, this non-cash charge did not impact the Company’s operations, operating income or liquidity. On April 30, 2009, considering the increase in investment activity and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), the Company transferred certain securities previously classified as available-for-sale to trading. The securities were transferred at fair value on April 30, 2009, which became the new cost basis of the securities. Unrealized gains of $5.9 million at the date of the transfer were reversed from accumulated other comprehensive income and recognized in the statement of operations.

As of April 30, 2009 we held approximately $12.4 million par value (with a fair value of $11.3 million) of marketable securities investments, classified as noncurrent assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our remaining auction rate securities has diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our auction rate securities remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the principal balance through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of different form of financing to replace these securities, or the maturing of the securities.

In August 2008 we received notification from one of our investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of our auction rate security holdings at par value. We formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our auction rate securities at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the auction rate securities from us any time after the Acceptance Date as long as we receive the par value. The Agreement covers $12.4 million par value (fair value of $11.3) of our auction rate securities as of April 30, 2009 and we expect to receive the entire par value upon the future liquidation of the securities.

The net increase in our working capital of $2.0 million in fiscal 2009 compared to fiscal 2008 is primarily attributable to decreases in accrued compensation and benefits payable, income taxes payable and accounts payable, offset to some extent by a decrease in cash and cash equivalents and accounts receivable. Compensation and benefits payable decreased due to a reduction in worldwide headcount and a reduction in profitability based compensation. Accounts receivable declined due to the decrease in the number of engagements billed plus lower average fees billed per engagement in all regions

Cash and cash equivalents and marketable securities were approximately $330.3 million and $389.3 million as of April 30, 2009 and 2008, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of auction rate municipal securities, equity securities and fixed income mutual funds. The primary objectives for these investments are liquidity or to meet the obligations under certain of our deferred compensation plans.

Cash provided by operating activities was $3.2 million in fiscal 2009, a decrease of $106.3 million, from cash provided in operating activities of $109.5 million in fiscal 2008. The decrease in cash used in operating activities is primarily due to a $76.3 million decrease in net income, a $130.0 million decrease in accounts payable and accrued liabilities and a $17.4 million decrease in accrued liabilities related to deferred compensation retirement plans and other retirement plans. The decrease in accounts payable and accrued liabilities is attributable mainly to a reduction in worldwide headcount and profitability based compensation. Offsetting these amounts are decreases in accounts receivable, which resulted in cash flows from operations of $67.9 million over the prior year. The decrease in revenues resulted from the global economic and financial crisis, which led to deteriorating labor markets throughout the world and had a resulting dampening effect on demand for our services. In addition, as a result of the severity and duration of the decline in the fair value of marketable securities the Company recorded a $15.9 million other-than-temporary asset impairment charge in fiscal 2009, offset by $5.9 million of unrealized gains reclassified to other income upon the transfer of available-for-sale securities to trading, both of which did not occur in fiscal 2008.

Cash used in investing activities was $27.8 million for fiscal 2009, compared to $5.5 million cash used in the prior year. For the year ended April 30, 2009, the increase in cash used was primarily attributable to $4.1 million of marketable securities purchased in fiscal 2009 compared to sales of $14.0 million in fiscal 2008. Cash used to acquire Lore International Institute, Inc. during the fiscal year was $12.9 million, an increase in cash used for acquisition of $9.3 million over prior year. The increase in cash used for the purchase of marketable securities and acquisitions was partially offset by a decrease in spending on capital expenditures $5.0 million, which was due to the decline in operations during fiscal 2009.

Cash used in financing activities was $5.7 million in fiscal 2009, a $35.7 million decrease from fiscal 2008. In the current fiscal year, we repurchased $9.6 million of common stock, to buy back approximately 0.7 million shares of common stock and in fiscal 2008 we repurchased $64.2 million of common stock, to buy back 3.1 million shares of common stock. As of April 30, 2009, $36.4 million remained available for repurchase under our repurchase program, which was approved by the Board of Directors. The Company does not intend to repurchase additional shares for the foreseeable future. These repurchases were offset by proceeds received from the exercise of stock options of $3.6 million and $17.4 million in the fiscal 2009 and 2008, respectively, due in part to a decline in the number stock options exercised and a decline in the number of shares purchased through our employee stock purchase plan.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2009:

		Payments Due in:
			Less Than			More Than
	Note	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(In thousands)

Operating lease commitments	16	$90,482	$26,717	$29,142	$17,570	$17,053
Accrued restructuring charges(1)	6	13,642	7,439	4,325	1,487	391

Total		$104,124	$34,156	$33,467	$19,057	$17,444

(1)	Represents rent payments, net of sublease income on an undiscounted basis.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 8 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements.

We also make interest payments on our COLI loans. These loans are described in Note 12 — Long-Term Debt, in the Notes to our Consolidated Financial Statements. As the timing of these loan repayments are uncertain, we have not included these obligations in the table above.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment.

Long-Term Debt.

Total outstanding borrowings under our COLI policies were $61.6 million, $60.7 million and $60.0 million as of April 30, 2009, 2008 and 2007, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $124.7 million, $142.1 million and $136.5 million as of April 30, 2009, 2008 and 2007, respectively. At April 30, 2009, the net cash value of these policies was $63.1 million of which $48.7 million was held in a trust.

As of April 30, 2009, we had no outstanding Convertible Notes or Convertible Preferred Stock. On March 7, 2007, the Company issued notice for the redemption of its Convertible Notes in an aggregate principal amount of $40 million and its Convertible Preferred Stock in an aggregate principal price of $10 million. As of March 7, 2007, $45.6 million of the Convertible Notes and $11.4 million of the Convertible Preferred Stock was outstanding. The Convertible Notes and Convertible Preferred Stock were convertible into shares of the Company’s common stock at $10.19 per share. In response to the Redemption Notice, the holder of the Convertible Notes and Convertible Preferred Stock exercised the Conversion of the Convertible Notes and Convertible Preferred Stock pursuant to the terms thereof. The Conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the holder of the convertible securities in April 2007.

In March 2008, we amended our Senior Secured Revolving Credit Facility (the “Facility”) with Wells Fargo Bank. The Facility has a $50.0 million borrowing capacity with no borrowing base restrictions, expiring March 2011. Borrowings under the Facility bear interest, at management’s discretion, either at the bank’s prime rate or at the Eurodollar rate plus 1.00% per annum, which were 3.25% and 1.90%, respectively, at April 30, 2009. The Company pays quarterly commitment fees of 0.20% on the Facility’s unused balance. The Facility is secured by substantially all of our assets, including certain accounts receivable balances and guarantees by and pledges of the capital stock of our significant subsidiaries. We are required to meet certain financial condition covenants on a quarterly basis, including a minimum fixed charge ratio, a maximum leverage ratio and a quick ratio, which were met at April 30, 2009. During the fourth quarter of fiscal 2009, the Company drew down $42 million on its line of credit and subsequently repaid the full amount in same quarter. We had no outstanding borrowings under our Facility at April 30, 2009 and 2008.

Accounting Developments

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, SFAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of SFAS 158 were effective for the Company on April 30, 2007. Previously unrecognized actuarial gains or losses, prior service cost and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive (loss) income, net of any resulting deferred tax balances. The Company adopted SFAS 158 on April 30, 2007. The adoption did not have a material impact on its financial position or results of operations.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3.5 million on May 1, 2007.

In September 2006, the Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. The Company adopted EITF 06-4 effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities including contingencies and any noncontrolling interests in the acquiree, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS 141R also includes a substantial number of new disclosure requirements. Adoption of SFAS 141R is required for combinations occurring in fiscal years beginning on or after December 15, 2008, earlier adoption is not permitted. The Company expects SFAS 141R will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time. For acquisitions completed prior to May 1, 2009, the new standard requires that changes in deferred tax valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. The impact of the adoption of SFAS 141R on the Company’s consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is not permitted. The Company currently does not have significant minority interests in its consolidated subsidiaries.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with GAAP by nongovernmental entities. This statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle (“Section 411”). As of the date of this report, the SEC had not approved the PCAOB amendments to AU Section 411. Adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Foreign Currency Risk.

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of comprehensive income on our consolidated Statement of Stockholders’ Equity accumulated other comprehensive income on our consolidated Balance Sheets.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the year ended April 30, 2009, we recognized foreign currency losses, before income taxes, of $0.35 million primarily related to our EMEA and Asia Pacific operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $3.2 million, $5.3 million and $7.5 million, respectively, based on outstanding balances at April 30, 2009. If the U.S. dollar weakened by the same increments against Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $3.2 million, $5.3 million and $7.5 million, respectively, based on outstanding balances at April 30, 2009.

Interest Rate Risk.

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2009, we had no outstanding balance on our credit facility. We have $61.6 million of borrowings against the cash surrender value of COLI contracts as of April 30, 2009 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.

As of April 30, 2009, we held approximately $12.4 million par value (fair valued of $11.3 million) of auction rate securities. Continued liquidity issues in the global credit markets caused auctions for all of our auction rate securities to fail, and there is no assurance that currently successful auctions on the other auction rate securities in our investment portfolio will continue to succeed. As a result of the current situation in the auction markets, our ability to liquidate our investment in auction rate securities and fully recover the carrying value of our investment in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. If in the future the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may be required to record an impairment charge on these investments. We believe we will be able to liquidate our investment without significant loss within the next year, however, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Equity Risk.

As of April 30, 2009, we held marketable securities (to settle obligations under the ECAP) with a cost value of $70.8 million and a fair value of $60.8 million. The difference between cost and fair value has previously been recorded as an unrealized loss in our statement of stockholders equity. As a result of the severity and duration of the decline in fair value of these securities the Company recorded a $15.9 million asset impairment charge during the third fiscal quarter ended January 31, 2009 in the statement of operations in interest and other (loss) income, net. Because the impaired assets mirror liabilities to participants which were previously adjusted to the market value of the assets, this non-cash charge did not impact the Company’s operations, operating income or liquidity. On April 30, 2009, subsequent to the asset impairment charge and in accordance with SFAS 115, the Company transferred certain securities previously classified as available-for-sale to trading. The securities were transferred at fair value on April 30, 2009, which became the new cost basis of the securities. Unrealized gains of $5.9 million at the date of the transfer were reversed from accumulated other comprehensive income and recognized in the statement of operations.

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 17 — Quarterly Results, in the Notes to our Consolidated Financial Statements.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses. See Management’s

Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on pages F-2 and F-3, respectively.

Annual Certifications

The Company filed the CEO and CFO Certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the years ended April 30, 2009 and 2008.

Item 9B.	Other Information

Restructuring Charges

Due to further deteriorating economic conditions encountered in the third quarter of fiscal 2009, we implemented a second restructuring of our cost structure in the fourth quarter of fiscal 2009 designed to reduce our work force by approximately an additional 400 employees and to further consolidate premises. This initiative resulted in a total charge of $25.1 million against operations in the three months ended April 30, 2009 of which $13.4 million and $11.7 million related to severance costs (of which approximately $4.9 million was paid in cash during the fourth quarter of fiscal 2009) and the consolidation of premises, respectively.

Renewal and Modification of McNabb Employment Agreement

On June 25, 2009, the Company and Mr. Robert McNabb entered into a letter agreement (the “Letter Agreement”) renewing and modifying certain terms of that certain Employment Agreement (the “Employment Agreement”) between the Company and Mr. McNabb dated as of October 1, 2003. Pursuant to the Letter Agreement, the term of Mr. McNabb’s employment with the Company, which was set to automatically expire on September 30, 2009, has been extended for a three year period ending on September 30, 2012 (the “Renewal Term”). During such period, Mr. McNabb will continue to serve as Chief Executive Officer of Futurestep, and Executive Vice President of the Company, subject to the Company’s right to change Mr. McNabb’s titles and roles at any time, and will continue to receive the same base salary (which may reflect an adjustment made for current economic conditions) and incentive opportunities as set forth in the Employment Agreement. The Letter Agreement modifies certain of the termination provisions set forth in the Employment Agreement and entitles Mr. McNabb to certain severance payments if the Company terminates his employment without Cause (as defined in the Employment Agreement) prior to the expiration of the Renewal Term.

Modification to Burnison Compensation

In response to the current economic environment, on June 25, 2009, the Company and Mr. Gary D. Burnison, the Company’s Chief Executive Officer, entered into a letter agreement pursuant to which Mr. Burnison voluntarily agreed to a $75,000 ratable reduction in base salary and two weeks of unpaid leave, which will result in Mr. Burnison forgoing approximately an additional $25,000 in base salary, for an aggregate ratable base salary reduction of $100,000, effective July 1, 2009 through April 30, 2010.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2009 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

The information required by this Item will be included in our 2009 Proxy Statement, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2009 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2009 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and elsewhere in our 2009 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.

Page

1.	Index to Financial Statements:
	See Consolidated Financial Statements included as part of this Form 10-K. Pursuant to Rule 7-05 of Regulation S-X, the schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements.	F-1

Exhibits:

Exhibit
Number		Description

3	.1+	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999.
3	.2+	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
3	.3+	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 29, 2009.
4	.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.
4	.2+	Form of 7.5% Convertible Subordinated Note Due 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
4	.3+	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
4	.4+	Subordination Agreement, dated as of June 13, 2002, made by Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership in favor of Bank of America, N.A., filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
10	.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and Directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement of Form S-1 (No. 333-61697), effective February 10, 1999.
10	.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

Exhibit
Number		Description

10	.11*+	Employment Agreement between the Company and Paul C. Reilly, dated May 24, 2001, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed July 30, 2001.
10	.12*+	Amendment to Employment Agreement between the Company and Paul C. Reilly, dated December 1, 2001, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001.
10	.13*+	Second Amendment to Employment Agreement between the Company and Paul C. Reilly, dated July 1, 2003 filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed July 22, 2003.
10	.14*+	Letter from the Company to Paul C. Reilly, dated June 6, 2001, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 17, 2001.
10	.15*+	Employment Agreement between the Company and Gary C. Hourihan effective March 6, 2000, filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed July 31, 2000.
10	.16*+	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001.
10	.17*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.
10	.18+	Investor Rights Agreement, dated as of June 13, 2002, by and among Korn/Ferry International, a Delaware corporation, Friedman Fleischer & Lowe Capital Partners, L.P., a Delaware limited partnership, and FFL Executive Partners, L.P., a Delaware limited partnership, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
10	.19*+	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10	.20*+	Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10	.21*+	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003.
10	.22*+	Employee Stock Purchase Plan filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003.
10	.23*+	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.24+	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.25*+	Third Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 10, 2004, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.26*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.27*+	Fourth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated March 7, 2005, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2005.
10	.28+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006.
10	.29*+	Fifth Amendment to the Employment Agreement between the Company and Paul C. Reilly, dated April 26, 2006, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed July 14, 2006.
10	.30*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10	.31*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10	.32*+	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.
10	.33*+	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006.

Exhibit
Number		Description

10	.34*+	Letter Agreement dated December 14, 2006 by and among the Company and Gary C. Hourihan, Executive Vice President of the Company and President of Leadership Development Solutions, modifying the terms of Mr. Hourihan’s Employment Agreement, dated March 6, 2000, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2007.
10	.35*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.36*+	Non Renewal of Employment Agreement between the Company and Paul C. Reilly, dated April 24, 2007, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.37*+	Employment Agreement between the Company and Paul C. Reilly, dated April 24, 2007, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.38*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.39*+	Employment Agreement between the Company and Stephen J. Giusto, dated October 10, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10	.40*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10	.41*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.
10	.42*+	Offer of Employment Letter between the Company and Paul C. Reilly, dated June 26, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2008.
10	.43*+	Reimbursement Letter Agreement between the Company and Paul C. Reilly, dated March 1, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2008.
10	.44*	Employment Agreement between the Company and Stephen J. Giusto dated March 17, 2009.
10	.45*	Employment Agreement between the Company and Michael A. DiGregorio.
10	.46*+	Korn/Ferry 2008 Stock Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-158632), filed April 17, 2009.
10	.47*+	Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.
10	.48*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.
10	.49*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10	.50*	Letter Agreement dated June 25, 2009, by and among the Company and Robert McNabb, modifying the terms of Mr. McNabb’s Employment Agreement, dated October 1, 2003, as renewed and amended on September on September 29, 2006.
10	.51*	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009.
21.1		Subsidiaries of Korn/Ferry International.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By:	/s/ Michael A. DiGregorio
Michael A. DiGregorio
Executive Vice President and
Chief Financial Officer

Date: June 29, 2009

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

Signature	Title	Date

/s/ Kenneth Whipple Kenneth Whipple	Chairman of the Board and Director	June 29, 2009

/s/ Gary D. Burnison Gary D. Burnison	Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2009

/s/ Michael A. Digregorio Michael A. DiGregorio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 29, 2009

/s/ Mark Neal Mark Neal	Vice President, Finance (Principal Accounting Officer)	June 29, 2009

/s/ James E. Barlett James E. Barlett	Director	June 29, 2009

Signature	Title	Date

/s/ Patti S. Hart Patti S. Hart	Director	June 29, 2009

/s/ Edward D. Miller Edward D. Miller	Director	June 29, 2009

/s/ Debra Perry Debra Perry	Director	June 29, 2009

/s/ Ihno Schneevoigt Ihno Schneevoigt	Director	June 29, 2009

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	June 29, 2009

/s/ Harry L. You Harry L. You	Director	June 29, 2009

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2009

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Korn/Ferry International (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the Company’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2009.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2009 included in this annual report, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009, a copy of which is included in this Annual Report on Form 10-K.

June 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009 and our report dated June 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 26, 2009

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 on May 1, 2007. Also as discussed in Note 1, the Company changed its method of accounting for defined benefit pension and other post retirement plans in accordance with Statement of Financial Accounting Standards No. 158 on April 30, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 26, 2009

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008
	(In thousands, except per share data)

ASSETS
Cash and cash equivalents	$255,000	$305,296
Marketable securities	4,263	5,940
Receivables due from clients, net of allowance for doubtful accounts of $11,197 and $11,504, respectively	67,308	119,952
Income taxes and other receivables	9,001	7,071
Deferred income taxes	14,583	10,401
Prepaid expenses and other assets	21,442	20,057

Total current assets	371,597	468,717

Marketable securities, noncurrent	70,992	78,026
Property and equipment, net	27,970	32,462
Cash surrender value of company owned life insurance policies, net of loans	63,108	81,377
Deferred income taxes	45,141	47,128
Goodwill	133,331	142,699
Intangible assets, net	16,928	15,519
Investments and other assets	11,812	14,286

Total assets	$740,879	$880,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,282	$15,309
Income taxes payable	2,059	20,948
Compensation and benefits payable	116,705	199,081
Other accrued liabilities	44,301	37,120

Total current liabilities	173,347	272,458
Deferred compensation and other retirement plans	99,238	105,719
Other liabilities	9,195	5,903

Total liabilities	281,780	384,080

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 56,185 and 54,786 shares issued and 44,729 and 44,593 shares outstanding, respectively	368,430	358,568
Retained earnings	84,922	95,014
Accumulated other comprehensive income, net	6,285	43,097

Stockholders’ equity	459,637	496,679
Less: notes receivable from stockholders	(538)	(545)

Total stockholders’ equity	459,099	496,134

Total liabilities and stockholders’ equity	$740,879	$880,214

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2009	2008	2007
	(In thousands, except per share data)

Fee revenue	$638,223	$790,570	$653,422
Reimbursed out-of-pocket engagement expenses	37,905	45,072	35,779

Total revenue	676,128	835,642	689,201

Compensation and benefits	442,632	540,056	447,692
General and administrative expenses	126,882	134,542	105,312
Out-of-pocket engagement expenses	49,388	58,750	44,662
Depreciation and amortization	11,583	10,441	9,280
Restructuring charges	41,915	—	—

Total operating expenses	672,400	743,789	606,946

Operating income	3,728	91,853	82,255
Interest and other (loss) income, net	(10,391)	11,949	10,416
Interest expense	5,410	4,812	10,172

(Loss) income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	(12,073)	98,990	82,499
Provision for income taxes	384	36,081	30,164
Equity in earnings of unconsolidated subsidiaries, net	2,365	3,302	3,163

Net (loss) income	$(10,092)	$66,211	$55,498

(Loss) earnings per common share:
Basic	$(0.23)	$1.50	$1.40

Diluted	$(0.23)	$1.46	$1.24

Weighted-average common shares outstanding:
Basic	43,522	44,012	39,774

Diluted	43,522	45,528	46,938

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Unearned	Accumulated
				Restricted	Other
	Common Stock		Retained	Stock	Comprehensive
	Shares	Amount	Earnings	Compensation	Income, Net	Total
	(In thousands)

Balance at May 1, 2006	41,201	$344,285	$(23,154)	$(7,731)	$10,910	$324,310
Comprehensive income:
Net income	—	—	55,498	—	—	55,498
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, net of taxes	—	—	—	—	844	844
Foreign currency translation adjustments	—	—	—	—	9,186	9,186

Total comprehensive income						65,528

Adjustment from adoption of SFAS No. 123(R)	—	(7,731)	—	7,731	—	—
Purchase of stock	(2,722)	(57,622)	—	—	—	(57,622)
Issuance of stock	1,975	22,986	—	—	—	22,986
Conversion of 7.5% Convertible Series A Preferred Stock	1,117	11,257	—	—	—	11,257
Conversion of 7.5% Convertible Subordinated Notes	4,469	45,043	—	—	—	45,043
Variable stock-based compensation	—	(339)	—	—	—	(339)
Stock-based compensation	—	15,669	—	—	—	15,669
Tax benefit from exercise of stock options	—	7,011	—	—	—	7,011
Adjustment from adoption of SFAS No. 158, net of taxes	—	—	—	—	(335)	(335)

Balance at April 30, 2007	46,040	380,559	32,344	—	20,605	433,508
Comprehensive income:
Net income	—	—	66,211	—	—	66,211
Other comprehensive income, net of tax:
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(3,516)	(3,516)
Foreign currency translation adjustments	—	—	—	—	24,894	24,894
Defined benefit plan	—	—	—	—	1,114	1,114

Total comprehensive income						88,703

Purchase of stock	(3,099)	(60,950)	—	—	—	(60,950)
Issuance of stock	1,652	18,736	—	—	—	18,736
Variable stock-based compensation	—	(76)	—	—	—	(76)
Stock-based compensation	—	15,429	—	—	—	15,429
Tax benefit from exercise of stock options	—	5,096	—	—	—	5,096
Cumulative effect of the adoption of FIN 48	—	—	(3,541)	—	—	(3,541)
Purchase of minority shares	—	(226)	—	—	—	(226)

Balance at April 30, 2008	44,593	358,568	95,014	—	43,097	496,679
Comprehensive loss:
Net loss	—	—	(10,092)	—	—	(10,092)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(3,624)	(3,624)
Reclassification of unrealized losses on marketable securities, net of taxes to other-than-temporary impairment and upon transfer of securities from available-for-sale to trading	—	—	—	—	5,514	5,514
Foreign currency translation adjustments	—	—	—	—	(40,685)	(40,685)
Defined benefit plan	—	—	—	—	1,983	1,983

Total comprehensive loss						(46,904)

Purchase of stock	(709)	(9,588)	—	—	—	(9,588)
Issuance of stock	845	3,609	—	—	—	3,609
Stock-based compensation	—	16,495	—	—	—	16,495
Tax benefit from exercise of stock options	—	(654)	—	—	—	(654)

Balance at April 30, 2009	44,729	$368,430	$84,922	$—	$6,285	$459,637

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(10,092)	$66,211	$55,498
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,583	10,441	9,280
Stock-based compensation expense	16,301	15,949	15,556
Interest paid in kind and amortization of discount on convertible securities	—	—	915
Loss on disposition of property and equipment	3,740	561	—
Provision for doubtful accounts	9,127	10,299	6,583
Loss (gain) on cash surrender value of life insurance policies	3,578	(3,780)	(5,647)
Realized loss (gain) on marketable securities	5,040	(5,555)	(2,138)
Other-than-temporary impairment on available-for-sale securities, net of unrealized gains reclassified to other income upon the transfer of available-for-sale securities to trading	9,967	—	—
Deferred income taxes	(4,354)	(5,992)	(12,571)
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	(3,085)	14,359	19,570
Receivables	44,639	(23,214)	(25,966)
Prepaid expenses	(1,340)	(3,143)	(2,332)
Investment in unconsolidated subsidiaries	(2,365)	(4,180)	(3,668)
Income taxes payable	(18,909)	(5,282)	5,178
Accounts payable and accrued liabilities	(82,236)	47,802	44,328
Other	21,577	(4,965)	(2,255)

Net cash provided by operating activities	3,171	109,511	102,331

Cash flows from investing activities:
Purchase of property and equipment	(11,947)	(16,976)	(14,108)
(Purchase of) proceeds from marketable securities, net	(4,104)	14,038	(28,049)
Cash paid for acquisitions, net of cash acquired	(12,900)	(3,622)	(24,129)
Premiums on life insurance policies	(1,781)	(1,835)	(1,844)
Dividends received from unconsolidated subsidiaries	2,952	2,923	2,429

Net cash used in investing activities	(27,780)	(5,472)	(65,701)

Cash flows from financing activities:
Payments on life insurance policy loans	(770)	(1,012)	—
Borrowings under life insurance policies	1,721	1,736	1,617
Purchase of common stock	(9,588)	(64,162)	(57,622)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,609	17,436	22,975
Tax benefit from exercise of stock options	(654)	4,612	7,011

Net cash used in financing activities	(5,682)	(41,390)	(26,019)

Effect of exchange rate changes on cash and cash equivalents	(20,005)	16,510	3,773

Net (decrease) increase in cash and cash equivalents	(50,296)	79,159	14,384
Cash and cash equivalents at beginning of year	305,296	226,137	211,753

Cash and cash equivalents at end of year	$255,000	$305,296	$226,137

Supplemental cash flow information:
Cash used to pay interest	$5,969	$4,379	$10,019

Cash used to pay income taxes	$24,369	$47,760	$27,951

Supplemental non-cash investing and financing activities:
Conversion of debt to equity	$—	$—	$56,300

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive search, outsourced recruiting and leadership and talent consulting on a retained basis. The Company’s worldwide network of over 78 offices in 37 countries enables it to meet the needs of its clients in all industries.

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry.

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Dividends and other distributions of earnings from cost-method investments are included in other income when declared. Dividends received from our unconsolidated subsidiary in Mexico were approximately $3.0 million, $2.9 million and $2.4 million during fiscal 2009, 2008 and 2007, respectively.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition, deferred compensation, marketable securities, evaluation of the carrying value of receivables, goodwill and other intangible assets and deferred income taxes.

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

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients. The Company accounts for its reimbursed out-of-pocket expenses as revenue in its consolidated statements of operations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expenses based on historical loss experience. After all collection efforts have been exhausted, the Company reduces the allowance

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for doubtful accounts for balances identified as uncollectible. Total write-offs of accounts receivable were $7.0 million, $8.1 million and $5.7 million during fiscal 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company classifies its marketable securities as either trading securities or available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of April 30, 2009 and 2008. Certain investments, which the Company intends to sell within the next twelve months, are carried as current. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

In accordance with SFAS 115 and considering the increase in investment activity, on April 30, 2009, the Company transferred certain securities previously classified as available-for-sale to trading. The securities were transferred at fair value on April 30, 2009, which became the new cost basis of the securities. Unrealized gains of $5.9 million at the date of the transfer were reversed from accumulated other comprehensive income and recognized in the statement of operations. The transfer did not have an impact on the Company’s financial position.

Trading securities consist of the Company’s investments, which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded as a component of net (loss) income in interest and other (loss) income.

Available-for-sale securities consist of time deposits. The changes in fair values, net of applicable taxes, on available-for-sale marketable securities are recorded as unrealized (losses) gains as a component of accumulated other comprehensive (loss) income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other (loss) income, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During fiscal 2009, the Company recorded a write-down of $15.9 million related to an other-than-temporary decline in fair value of marketable securities (see Note 5).

Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset, or the lease term, whichever is shorter. Software development costs for internal use are capitalized in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use and, once placed in service, amortized using the straight-line method over the estimated useful life, generally three to seven years. All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. Purchased intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks, and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s annual goodwill impairment test was performed as of January 31, 2009. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2009.

As of April 30 2009, there were no indicators of impairment with respect to the Company’s intangible assets.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, stock appreciation rights (“SARs”), restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company accounts for stock-based instruments in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”). In addition to recognizing compensation expense related to restricted stock and SARs, SFAS 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and for purchases under the ESPP.

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Stock options and SARs	$210	$1,806	$4,974
Restricted stock	15,633	13,590	10,086
ESPP	458	553	496

Total stock-based compensation expense, pre-tax	16,301	15,949	15,556
Tax benefit from stock-based compensation expense	(5,950)	(5,821)	(5,875)

Total stock-based compensation expense, net of tax	$10,351	$10,128	$9,681

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

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Year Ended April 30
	2009	2008	2007

Expected volatility	44.11%	44.42%	48.05%
Risk-free interest rate	3.27%	4.60%	4.95%
Expected option life (in years)	4.25	4.00	4.00
Expected dividend yield	0.00%	0.00%	0.00%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Restructuring Charges

The Company accounts for its restructuring charges in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Under SFAS 146, a liability is recognized when the costs are incurred and are recorded at fair value.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive (loss) income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after tax basis, included in net (loss) income, were $0.35 million, $0.56 million and $0.15 million during fiscal 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), resulting in two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.

Under FIN 48, income tax benefits are recognized and measured based upon a two-step model: (1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized, and (2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sustained upon settlement. The difference between the benefit recognized for a position in accordance with this FIN 48 model and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit

Fair Value of Financial Instruments

Effective May 1, 2008, the Company adopted SFAS 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As of April 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities and a put option. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities, other than auction rate securities (“ARS”), are obtained from quoted market prices. The fair value of the ARS and put option are determined by the use of pricing models (see Note 5).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients and net cash surrender value due from insurance companies, which is discussed below. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2009 and 2008, the Company had no significant credit concentrations.

Cash Surrender Value of Life Insurance

The change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2009 and 2008, the Company held gross CSV of these contracts of $124.7 million and $142.1 million, offset by outstanding policy loans of $61.6 million and $60.7 million, respectively. If these insurance companies were to become insolvent, the Company would be considered a general creditor for $31.9 million of net cash surrender value as of April 30, 2009, therefore these assets are subject to risk. Management routinely monitors the credit ratings of these insurance companies.

Accounting Adjustment

In the fourth quarter of fiscal 2009, an adjustment was made to correct compensation and benefits expenses that had been recorded twice by the Company during the periods covering fiscal 2002 through fiscal 2009 for expenses relating to employee contributions to flexible spending health benefit accounts. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company recorded a cumulative accounting adjustment in the fourth quarter, the effect of which resulted in a $3.7 million pre-tax decrease in compensation and benefits expense, a $4.0 million increase in cash and cash equivalents and a $0.3 million increase in accrued compensation and benefits liability. These adjustments increased operating profit by $3.7 million and decreased net loss by $2.3 million, or $0.05 per basic and diluted share for the three months and year ended April 30, 2009. The correction of the error was not material to any individual prior period or the current period and, accordingly, the prior period results have not been adjusted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 retains the previous measurement and disclosure requirements of prior accounting guidance, but now requires the recognition of the funded status of pension and other postretirement benefit plans on the balance sheet (“recognition provisions”). Furthermore, for fiscal years ending after December 15, 2008, SFAS 158 requires fiscal-year-end measurements of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible. The recognition provisions of SFAS 158 were effective for the Company on April 30, 2007. Previously unrecognized actuarial gains or losses, prior service cost and any remaining unamortized transition obligation will be recognized on the balance sheet with an offset to accumulated other comprehensive (loss) income, net of any resulting deferred tax balances. The Company adopted SFAS 158 on April 30, 2007. The adoption did not have a material impact on its financial position or results of operations.

The Company adopted FIN 48 as of May 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum threshold for benefit recognition of a tax position for financial reporting purposes. FIN 48 also establishes tax accounting rules for measurement, classification, interest and penalties, disclosure and interim period accounting. As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment which reduced retained earnings by $3.5 million on May 1, 2007.

In September 2006, the EITF of the FASB ratified EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”). The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, EITF 06-4 would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier adoption permitted. The Company adopted EITF 06-4 effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement and establishes a fair value hierarchy. This statement also clarifies how the assumptions of risk and the effect of restrictions on sales or use of an asset effect the valuation. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, however, the FASB staff has approved a one year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) including an amendment of SFAS 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company adopted this statement effective May 1, 2008 and it did not have a material impact on its financial position or results of operations.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities including contingencies and any noncontrolling interests in the acquiree, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS 141R also includes a substantial number of new disclosure requirements. Adoption of SFAS 141R is required for combinations occurring in fiscal years beginning on or after December 15, 2008, earlier adoption is not permitted. The Company expects SFAS 141R will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time. For acquisitions completed prior to May 1, 2009, the new standard requires that changes in deferred tax valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. The impact of the adoption of SFAS 141R on the Company’s consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is not permitted. The Company currently does not have significant minority interests in its consolidated subsidiaries.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principle (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework, or hierarchy, for selecting the accounting principles used in preparing financial statements that are presented in conformity with GAAP by nongovernmental entities. This statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principle (“Section 411”). As of the date of this report, the SEC had not approved the PCAOB amendments to AU Section 411. Adoption of SFAS 162 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Basic and Diluted (Loss) Earnings Per Share

Basic (loss) earnings per common share was computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net (loss) earnings attributable to common stockholders, after assumed conversion of subordinated notes and preferred stock, by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Due to the loss attributable to common stockholders during fiscal 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive. During the year ended April 30, 2008 and 2007, stock appreciation rights and option to purchase 0.59 million shares and 0.69 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted (loss) earnings per share calculations:

	Year Ended April 30,
	2009	2008	2007
	(In thousands, except per share data)

Net (loss) earnings:
Net (loss) earnings	$(10,092)	$66,211	$55,498
Interest expense on convertible securities, net of related tax effects	—	145	2,863

Net (loss) earnings attributable to common stockholders	$(10,092)	$66,356	$58,361

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	43,522	44,012	39,774
Effect of dilutive securities:
Convertible subordinated notes	—	—	4,083
Convertible preferred stock	—	—	1,016
Warrants	—	109	123
Restricted stock	—	319	274
Stock options	—	1,078	1,665
Employee stock purchase plan	—	10	3

Diluted weighted-average number of common shares outstanding	43,522	45,528	46,938

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.23)	$1.50	$1.40

Diluted (loss) earnings per share	$(0.23)	$1.46	$1.24

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).

Total comprehensive (loss) income is as follows:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Net (loss) income	$(10,092)	$66,211	$55,498
Unrealized (loss) gain on marketable securities, net of taxes	(3,624)	(1,890)	1,626
Reclassification of unrealized losses (gains) on marketable securities, net of taxes to other-than-temporary impairment and upon the transfer of available-for-sale securities to trading	5,514	(1,626)	(782)
Foreign currency translation adjustments	(40,685)	24,894	9,186
Defined benefit plans	1,983	1,114	—

Comprehensive (loss) income	$(46,904)	$88,703	$65,528

The components of accumulated other comprehensive income were as follows:

	April 30,
	2009	2008
	(In thousands)

Foreign currency translation adjustments	$3,523	$44,208
Unrealized losses on available-for-sale marketable securities, net of taxes	—	(1,890)
SFAS 158 adjustments, net of taxes	2,762	779

Accumulated other comprehensive income	$6,285	$43,097

4.	Employee Stock Plans

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

Options granted to officers, non-employee directors and other key employees generally vest over a three to five year period and generally expire seven to ten years from the date of grant. Stock options are granted at a price equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management members typically receive stock option grants upon commencement of employment. The maximum number of shares of common stock available for stock option issuance under the 2008 Plan is 1.62 million, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and SARs transactions under the plans are as follows:

	April 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(In thousands, except per share data)

Outstanding, beginning of year	3,564	$14.79	4,738	$14.52	6,742	$13.42
Granted	6	$14.54	6	$21.11	113	$21.09
Exercised	(127)	$8.91	(1,095)	$13.29	(1,945)	$10.88
Forfeited/expired	(330)	$16.61	(85)	$19.71	(172)	$16.74

Outstanding, end of year	3,113	$14.83	3,564	$14.79	4,738	$14.52

Exercisable, end of year	3,042	$14.74	3,257	$14.41	3,973	$13.72

As of April 30, 2009, the aggregate intrinsic value of options outstanding and options exercisable were both $3.3 million.

Included in the table above are 59 SARs outstanding and exercisable as of April 30, 2009 with a weighted-average exercise price of $12.26. As of April 30, 2009, there was $0.2 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.3 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Outstanding stock options and SARs are summarized below:

	April 30, 2009
	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
		Contractual	Average		Contractual	Average
		Life	Exercise		Life	Exercise
Range of Exercise Prices	Shares	(In years)	Price	Shares	(In Years)	Price
	(In thousands, except per share data)

$ 6.28 - $ 8.08	538	2.9	$7.40	538	2.9	$7.40
$ 8.09 - $15.50	866	3.8	$9.71	863	3.8	$9.70
$15.51 - $19.25	815	5.1	$17.63	766	5.0	$17.55
$19.26 - $36.19	894	3.5	$21.73	875	3.4	$21.75

	3,113	3.9	$14.83	3,042	3.8	$14.74

Additional information pertaining to stock options and SARs:

	Year Ended April 30,
	2009	2008	2007
	(In thousands, except per share data)

Weighted-average fair value of stock options granted	$5.77	$8.54	$9.12
Total fair value of stock options and SARs vested	1,986	4,103	10,245
Total intrinsic value of stock options exercised	640	12,552	20,422
Total intrinsic value of SARs paid	—	—	319

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock activity is summarized below:

	April 30,
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(In thousands, except per share data)

Non-vested, beginning of year	1,952	$22.01	1,356	$19.26	687	$16.63
Granted	1,288	$17.57	1,216	$24.16	1,187	$19.64
Vested	(602)	$21.25	(506)	$19.88	(444)	$16.35
Forfeited/expired	(251)	$19.67	(114)	$22.49	(74)	$18.38

Non-vested, end of year	2,387	$15.50	1,952	$22.01	1,356	$19.26

As of April 30, 2009, there was $33.4 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Employee Stock Purchase Plan

In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During fiscal 2009, 2008, and 2007, employees purchased 0.2 million shares at $11.78 per share, 0.15 million shares at $19.06 per share, and 0.14 million shares at $17.81 per share, respectively. At April 30, 2009, the ESPP had approximately 0.6 million shares available for future issuance.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Marketable Securities

As of April 30, 2009 marketable securities consisted of the following:

	April 30, 2009
		Available-for-
	Trading	Sale(1)	Total
	(In thousands)

Auction rate securities	$11,329	$—	$11,329
Auction rate securities put option	1,096	—	1,096
Equity securities(2)	23,816	—	23,816
Fixed income mutual fund(2)	14,320	—	14,320
Non-current money market(2)	22,692	—	22,692
Time deposits	—	2,002	2,002

Total	73,253	2,002	75,255
Less: current portion of marketable securities	(2,261)	(2,002)	(4,263)

Long-term marketable securities	$70,992	$—	$70,992

(1)	Due to the short maturities for these instruments fair value approximates amortized cost.

(2)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $2.3 million classified as current assets (see Note 8).

As of April 30, 2008, marketable securities were classified as available-for-sale and amortized cost and fair values of available-for-sale investments were are as follows:

	April 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses(2)	Fair Value
	(In thousands)

Auction rate securities	$21,450	$—	$(975)	$20,475
Equity securities(1)	39,469	529	(2,459)	37,539
Fixed income mutual fund(1)	11,993	337	—	12,330
Non-current money market(1)	13,622	—	—	13,622

Total	$86,534	$866	$(3,434)	$83,966

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $5.9 million classified as current assets (see Note 8).

(2)	The Company’s gross unrealized losses of $3.4 million related to its ARS and equity securities as of April 30, 2008 had been in a loss position for less than twelve months.

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

As of April 30, 2009 and 2008, the Company’s marketable securities included $60.8 million (net of unrealized losses of $10.0 million) and $63.5 million (net of unrealized losses of $1.6 million) respectively, held in trust for

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement of the Company’s obligations under certain of its deferred compensation plans, of which $58.5 million and $57.6 million are classified as noncurrent. The Company’s obligations for which these assets were held in trust totaled $60.7 million and $62.9 million as of April 30, 2009 and 2008, respectively. During fiscal 2009, based on a review of the Company’s available-for-sale securities, the Company determined that the unrealized losses were other-than-temporary as a result of the severity and duration of the change in fair value of these securities. Therefore, during the year ended April 30, 2009, the Company recorded an other-than-temporary impairment charge of $15.9 million in the accompanying statement of operations in interest and other (loss) income, net. As of April 30, 2009, these securities are now classified as trading (see Note 1).

As of April 30, 2009, $12.4 million par value (with a fair value of $11.3 million) of the Company’s marketable securities consisted of auction rate securities, of which all were securities collateralized by student loan portfolios, which are guaranteed by the United States government. The Company continues to earn interest on all of its auction rate securities as of April 30, 2009. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during calendar year 2008 and in 2009. As such, quoted prices in active markets are not readily available at this time. A third-party investment institution provided an estimate of the fair value of the auction rate securities held by the Company as of April 30, 2009 and 2008. Therefore, in order to validate the fair value estimate of these securities for reporting, the Company considered the institution’s pricing model which included factors such as tax status, credit quality, duration, insurance wraps, portfolio composition, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the auction rate securities as of April 30, 2009 and 2008.

In August 2008, the Company received notification from one of its investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of the Company’s auction rate security holdings at par value. The Company formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its auction rate securities at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the auction rate securities from the Company any time after the Acceptance Date as long as the Company receives the par value.

The Agreement covers $12.4 million par value (fair value of $11.3 million) of the Company’s auction rate securities as of April 30, 2009. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS 159. This resulted in the recording of a receivable with a corresponding credit to income for the value of the Put Option. Simultaneously, the Company made an election pursuant to SFAS 115 to transfer these auction rate securities from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the auction rate securities from accumulated other comprehensive (loss) income and the recognition of the unrealized losses as a charge to income of $1.6 million in the six months ended October 31, 2008. During the year ended April 30, 2009, the Company recognized realized gains on its trading securities of $0.5 million offset by the fair value loss adjustment to the Put Option.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	April 30, 2009
	Total	Level 1	Level 2	Level 3
		(In thousands)

Cash equivalents	$165,590	$165,590	$—	$—
Auction rate securities	11,329	—	—	11,329
Auction rate securities put option	1,096	—	—	1,096
Equity securities	23,816	23,816	—	—
Fixed income mutual fund	14,320	14,320	—	—
Noncurrent money market mutual funds	22,692	22,692	—	—
Time deposits	2,002	2,002	—	—

Total	$240,845	$228,420	$—	$12,425

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 during fiscal 2009:

Auction Rate
Securities
(In thousands)

Balance, beginning of year	$20,475
Auction rate securities put option	1,096
Reversal of unrealized loss associated with transfer of securities to trading	780
Unrealized gain (loss) included income	(1,096)
Unrealized loss included in accumulated other comprehensive (loss) income	(586)
Sale of securities	(9,025)
Reversal of unrealized loss associated with sales of securities at par	781

Balance, end of year	$12,425

6.	Restructuring Charges

Due to deteriorating economic conditions encountered in the third quarter of fiscal 2009, the Company implemented a restructuring plan to reduce its cost structure by reducing the work force and consolidating premises. In the fourth quarter of fiscal 2009, the global economic and financial crisis persisted, which led to a further deterioration of the labor markets, and the Company’s fee revenue further declined. To align its cost structure with the new environment the Company implemented a second restructuring plan in the fourth quarter. These initiatives resulted in a reduction in workforce by approximately 800 employees and a total charge of $41.9 million against operations during fiscal 2009 of which $26.9 million and $15.0 million related to severance costs and the consolidation of premises, respectively. As of April 30, 2009, $15.7 million of the restructuring charge relating to severance was paid in cash.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
		(In thousands)

Liability as of May 1, 2007	$60	$2,963	$3,023
Reductions for cash payments	(60)	(699)	(759)

Liability as of April 30, 2008	—	2,264	2,264
Additions charged to expense	26,857	15,058	41,915
Non-cash items	(678)	(2,921)	(3,599)
Reductions for cash payments	(15,668)	(1,692)	(17,360)
Exchange rate fluctuations	43	98	141

Liability as of April 30, 2009	$10,554	$12,807	$23,361

The accrued liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $5.4 million of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities, and will be paid over the next eight years.

Restructuring liability by segment is summarized below:

	April 30, 2009
	Severance	Facilities	Total
	(In thousands)

Executive Recruitment
North America	$3,052	$3,187	$6,239
Europe, Middle East and Africa (“EMEA”)	4,714	2,514	7,228
Asia Pacific	48	1,243	1,291
South America	787	334	1,121

Total Executive Recruitment	8,601	7,278	15,879
Futurestep	1,953	5,529	7,482
Corporate	—	—	—

Liability as of April 30, 2009	$10,554	$12,807	$23,361

	April 30, 2008
	Severance	Facilities	Total
	(In thousands)

Executive Recruitment
North America	$—	$768	$768
EMEA	—	489	489
Asia Pacific	—	—	—
South America	—	—	—

Total Executive Recruitment	—	1,257	1,257
Futurestep	—	1,007	1,007
Corporate	—	—	—

Liability as of April 30, 2009	$—	$2,264	$2,264

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Employee Tax Deferred Savings Plan

The Company has an Employee Tax Deferred Savings Plan that covers eligible employees in the U.S. The discretionary accrued contribution to this plan was $1.5 million and $1.2 million during fiscal 2008 and 2007, respectively. As of April 30, 2009 there was no accrued contribution to the plan.

8.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirements plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions. The total long-term benefit liability for these plans were as follows:

	Year Ended April 30,
	2009	2008
	(In thousands)

Deferred compensation plans	$48,367	$51,465
Pension plans	2,974	2,986
Retirement plans	2,854	3,701
ECAP	45,043	47,567

Total long-term benefit obligation	$99,238	$105,719

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

Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit Plan (“WEB”), covering certain executives in the United States and foreign countries. The WEB is designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrued and was fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

36 consecutive months in the final 72 months of active full-time employment through June 2003. In June 2003, the Company froze the WEB, so as to not allow new participants, future accruals and future salary increases.

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

The Company adopted SFAS 158 on April 30, 2007 which resulted in an increase in deferred compensation and pension plan liabilities of $0.71 million, a decrease in accumulated other comprehensive income of $0.34 million and a net increase of $0.38 million in deferred taxes.

During the year ended April 30, 2009, the Company recorded a decrease in deferred compensation and pension plan liabilities of $3.4 million, an increase in accumulated other comprehensive income of $2.0 million and a net decrease of $1.4 million in deferred taxes.

Deferred Compensation Plan

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2009	2008	2007
		(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$54,749	$54,873	$50,031
Service cost	696	1,067	1,210
Interest cost	3,432	3,140	3,030
Plan participants’ contributions with interest	367	561	798
Actuarial (gain) loss	(3,263)	(1,560)	3,199
Benefits paid	(3,832)	(3,332)	(3,395)

Benefit obligation, end of year	52,149	54,749	54,873
Less: current portion of benefit obligation	(3,782)	(3,284)	(3,069)

Long-term benefit obligation	$48,367	$51,465	$51,804

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefits costs are as follows:

	2009	2008	2007
	(In thousands)

Service cost	$696	$1,067	$1,210
Interest cost	3,432	3,140	3,030
Amortization of net transition obligation	212	212	212

Net periodic benefit cost	$4,340	$4,419	$4,452

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	2009	2008	2007

Discount rate, beginning of year	6.50%	5.90%	6.25%
Discount rate, end of year	7.10%	6.50%	5.90%
Rate of compensation increase	0.00%	0.00%	0.00%

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$3,119	$3,300	$3,098
Interest cost	196	188	188
Actuarial (gain) loss	(4)	(152)	136
Benefits paid	(186)	(217)	(122)

Benefit obligation, end of year	3,125	3,119	3,300
Less: current portion of benefit obligation	(151)	(133)	(140)

Long-term benefit obligation	$2,974	$2,986	$3,160

The components of net periodic benefits costs are as follows:

	2009	2008	2007
	(In thousands)

Interest cost	$196	$188	$188
Amortization of actuarial gain	(84)	(71)	(95)

Net periodic benefit cost	$112	$117	$93

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	2009	2008	2007

Discount rate, beginning of year	6.50%	5.90%	6.25%
Discount rate, end of year	7.10%	6.50%	5.90%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

	Deferred
	Compensation	Pension
Year Ending April 30,	Plans	Benefits
	(In thousands)

2010	$4,026	$216
2011	4,511	246
2012	4,514	256
2013	4,657	265
2014	4,869	282
2015-2019	23,613	1,310

International Retirement Plans

The Company also maintains various retirement plans statutorily required in five foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2009 and 2008 is $2.9 million for 108 participants and $3.7 million for 101 participants, respectively. The Company’s contribution to these plans was $0.7 million and $0.84 million in fiscal 2009 and 2008, respectively.

Executive Capital Accumulation Plan (“ECAP”)

In January 2004, the Company implemented the ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. Company contributions into this plan are discretionary and are granted to key employees annually based on the employee’s performance. In addition, certain key management may receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a three to four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The Company operates two similar plans in the Company’s Asia Pacific and Canadian regions.

The Company made contributions to the ECAP during fiscal 2009, 2008 and 2007, of $15.1 million, $18.4 million and $7.7 million, respectively. The Company expects to make an ECAP contribution of approximately $10.0 million in fiscal year 2010. In addition, the Company may make additional ECAP contributions in fiscal 2010 if key employees are hired.

The ECAP is accounted for in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (“EITF 97-14”), whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. The reduction in the deferred compensation liability recognized in income during fiscal 2009 was $9.5 million. In fiscal 2008 and 2007, deferred compensation liability increased, therefore the Company recognized a loss of $0.3 million and $3.3 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the ECAP liability are as follows:

	Year Ended April 30,
	2009	2008
	(In thousands)

Balance, beginning of year	$48,655	$33,732
Employee contributions	5,071	6,985
Amortization of employer contributions	6,692	8,935
(Loss) gain on investment	(10,468)	115
Employee distributions	(4,929)	(1,112)
Exchange rate translations	81	—

Balance, end of year	45,102	48,655
Current portion	(59)	(1,088)

Long-term portion, end of year	$45,043	$47,567

Company Owned Life Insurance (“COLI”)

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans. The gross CSV of these contracts of $124.7 million and $142.1 million is offset by outstanding policy loans of $61.6 million and $60.7 million in the accompanying consolidated balance sheets as of April 30, 2009 and 2008, respectively. Total death benefits payable, net of loans under COLI contracts, were $197.7 million and $227.0 million at April 30, 2009 and 2008, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2009, COLI contracts with a net cash surrender value of $48.7 million and death benefits payable, net of loans, of $111.5 million were held in trust for these purposes.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (benefit) provision for domestic and foreign income taxes were as follows:

	Year Ended April 30,
	2009	2008	2007
		(In thousands)

Current income taxes:
Federal	$3,378	$14,788	$18,353
State	601	5,658	6,543
Foreign	4,859	21,627	14,869

Current provision for income taxes	8,838	42,073	39,765
Deferred income taxes:
Federal	(4,459)	(1,699)	(5,525)
State	(1,002)	(1,805)	(1,543)
Foreign	(2,993)	(2,488)	(2,533)

Deferred (benefit) provision for income taxes	(8,454)	(5,992)	(9,601)

Total provision for income taxes	$384	$36,081	$30,164

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)

Domestic	$(7,806)	$38,865	$38,008
Foreign	(4,267)	60,125	44,491

(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	$(12,073)	$98,990	$82,499

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2009	2008	2007

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits used	1.8	2.1	3.1
Income subject to net differing foreign tax rates	(27.8)	(1.9)	(3.9)
Foreign tax credits generated	47.0	—	—
COLI increase, net	(1.3)	(1.7)	(2.6)
Repatriation of foreign earnings	—	0.3	1.9
State income taxes, net of federal benefit	2.2	3.9	5.9
Non-deductible interest expense	—	—	0.4
Adjustments for contingencies and valuation allowance	(54.7)	(1.5)	(2.5)
Tax exempt interest income	2.0	(0.5)	(0.5)
Expense disallowances	(3.4)	0.5	0.4
Other	(4.0)	0.2	(0.6)

Effective income tax rate	(3.2)%	36.4%	36.6%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities are as follows:

	April 30,
	2009	2008
	(In thousands)

Deferred tax assets:
Deferred compensation	$40,861	$46,240
Allowance for doubtful accounts	1,658	1,450
Unrealized losses	4,130	—
Property and equipment	1,315	1,961
Loss and credit carryforwards	24,513	15,003
Other	8,198	6,116

Gross deferred tax assets	80,675	70,770

Deferred tax liabilities:
Intangibles	(5,513)	(4,730)
Other	(5,703)	(6,474)

Gross deferred tax liabilities	(11,216)	(11,204)

Valuation allowances	(9,735)	(2,037)

Net deferred tax asset	$59,724	$57,529

Certain deferred tax amounts and valuation allowances were adjusted during fiscal 2009 based on differences between fiscal 2008 provision and related tax return filings. Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2009	2008
	(In thousands)

Current:
Deferred tax assets	$15,447	$11,197
Deferred tax liabilities	(864)	(796)

Current deferred tax asset, net	14,583	10,401

Non-current:
Deferred tax asset	65,228	59,594
Deferred tax liabilities	(10,352)	(10,444)

Non-current deferred tax asset, gross	54,876	49,150
Valuation allowance	(9,735)	(2,022)

Non-current deferred tax asset, net	45,141	47,128

Net deferred tax assets	$59,724	$57,529

SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the realizability of certain foreign tax credit carry-forwards and capital losses and has therefore established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

At April 30, 2009, the Company had state net operating loss carryforwards of approximately $22.6 million to offset future tax liabilities. The losses attributable to the various states may be carried forward 5 to 20 years.

During fiscal 2008 and 2007, the Company made an accrual in accordance with APB 23 to reflect the Company’s decision to repatriate an additional portion of its previously undistributed foreign earnings. No accrual was made in fiscal 2009. This resulted in tax expense of $1.6 million and $1.6 million, during fiscal 2008 and 2007, respectively. Other than these amounts, the Company has not provided for U.S. deferred income taxes on approximately $110.0 million of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position under APB 23, that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

The Company’s income tax returns are subject to audit by the IRS and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters.

As a result of the adoption of FIN 48, the Company recorded a cumulative effect adjustment for unrecognized uncertain tax positions which reduced retained earnings by $3.5 million as of May 1, 2007. As of April 30, 2009, the Company had unrecognized tax benefits of $13.4 million which are included in the Company’s consolidated balance sheet — income taxes payable. This amount, if recognized, would have a favorable impact on the Company’s effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits, including interest and penalties, is as follows:

	April 30,
	2009	2008
	(In thousands)

Unrecognized tax benefits, beginning of year	$10,770	$10,150
Additions based on tax positions related to the current year	2,000	—
Estimated interest for the year	622	620

Unrecognized tax benefits, end of year	$13,392	$10,770

Estimated interest and penalties beyond April 30, 2007 related to uncertain tax positions are recorded to the provision for income taxes. For the year fiscal year ending April 30, 2009, the Company accrued interest related to FIN 48 of $0.6 million.

The total liability for unrecognized tax benefits is expected to change by up to $10.1 million within the next twelve months. The Company’s United States federal and state tax return filings remain subject to examination from 2010 through 2013.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Property and Equipment

Property and equipment include the following:

	April 30,
	2009	2008
	(In thousands)

Computer equipment and software	$60,274	$65,005
Furniture and fixtures	21,757	24,397
Leasehold improvements	21,865	24,644
Automobiles	2,414	3,193

	106,310	117,239
Less: accumulated depreciation and amortization	(78,340)	(84,777)

Property and equipment, net	$27,970	$32,462

11.	Stockholders Equity

In June 2002, the Company issued 7.5% Convertible Subordinated Notes (“Convertible Notes”) in an aggregate principal amount of $40,000 and 10,000 shares of 7.5% Convertible Series A Preferred Stock (“Convertible Preferred Stock”) at an aggregate purchase price of $10.0 million. The Company also issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94. The warrants expire in 2012. The warrants were recorded at fair value resulting in discounts on the Convertible Notes and Convertible Preferred Stock (together “the Securities”) of $1.2 million and $0.3 million, respectively, and are amortized over the life of the Securities.

On March 7, 2007, the Company issued notice for the redemption of its Convertible Notes and Convertible Preferred Stock. As of March 7, 2007, $45.6 million of the Convertible Notes and $11.4 million of the Convertible Preferred Stock was outstanding. The Securities were convertible into shares of the Company’s common stock at $10.19 per share. In response to the redemption notice, the holder of the Securities exercised its option to convert the Securities into common stock pursuant to the terms thereof. The conversion resulted in 5,586,187 shares of the Company’s common stock being delivered to the holder of the Securities in April 2007. As of April 30, 2009 and 2008 there were no outstanding amounts related to the Convertible Notes and Convertible Preferred Stock.

12.	Long-Term Debt

In March 2008, the Company amended its Senior Secured Revolving Credit Facility (the “Facility”) with Wells Fargo Bank. The Facility has a $50.0 million borrowing capacity with no borrowing base restrictions, expiring March 2011. Borrowings under the Facility bear interest, at management’s discretion, either at the bank’s prime rate or at the Eurodollar rate plus 1.00% per annum, which were 3.25% and 1.90%, respectively, at April 30, 2009. The Company pays quarterly commitment fees of 0.20% on the Facility’s unused balance. The Facility is secured by substantially all of the Company’s assets, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a minimum fixed charge ratio, a maximum leverage ratio and a quick ratio, which were met at April 30, 2009. The Facility also includes customary events of default that permit the lender to accelerate the maturity of the borrowings outstanding upon the occurrence of an event of default that remains uncured after an applicable cure period. The Company had no borrowings under its Facility at April 30, 2009 and 2008.

The Company has outstanding borrowings against the cash surrender value of COLI contracts of $61.6 million and $60.7 million at April 30, 2009 and 2008, respectively. These borrowings are secured by the cash surrender value of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.66% to 8.00%.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Business Segments

The Company operates in two global business segments; executive recruitment and Futurestep. The executive recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries. Futurestep creates customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. Their portfolio of services include recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The executive recruitment business segment is managed by geographic regional leaders. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

Financial highlights by business segment are as follows:

	Year Ended April 30, 2009
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(In thousands)

Fee revenue	$309,514	$143,184	$66,332	$24,323	$543,353	$94,870	$—	$638,223
Total revenue	$330,453	$149,016	$67,983	$24,841	$572,293	$103,835	$—	$676,128
Operating income (loss)	$37,516	$2,061	$5,396	$2,441	$47,414	$(12,003)	$(31,683)	$3,728
Depreciation and amortization	$4,003	$2,003	$1,621	$371	$7,998	$1,873	$1,712	$11,583
Identifiable assets(1)	$254,123	$113,489	$70,463	$20,236	$458,311	$65,094	$217,474	$740,879
Long-lived assets(1)	$8,621	$3,120	$1,850	$1,100	$14,691	$3,112	$10,167	$27,970
Goodwill(1)	$71,131	$31,331	$972	$—	$103,434	$29,897	$—	$133,331

	Year Ended April 30, 2008
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(In thousands)

Fee revenue	$374,891	$183,042	$95,915	$25,556	$679,404	$111,166	$—	$790,570
Total revenue	$395,320	$189,203	$98,288	$25,964	$708,775	$126,867	$—	$835,642
Operating income (loss)	$70,628	$29,820	$19,299	$2,230	$121,977	$8,545	$(38,669)	$91,853
Depreciation and amortization	$2,915	$2,299	$1,766	$371	$7,351	$1,816	$1,274	$10,441
Identifiable assets(1)	$269,407	$162,756	$97,762	$19,072	$548,997	$87,665	$243,552	$880,214
Long-lived assets(1)	$9,000	$5,578	$3,209	$1,504	$19,291	$4,540	$8,631	$32,462
Goodwill(1)	$69,533	$37,379	$972	$—	$107,884	$34,815	$—	$142,699

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended April 30, 2007
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(In thousands)

Fee revenue	$329,065	$146,155	$74,987	$17,426	$567,633	$85,789	$—	$653,422
Total revenue	$348,780	$151,606	$76,650	$17,912	$594,948	$94,253	$—	$689,201
Operating income (loss)	$69,815	$24,166	$16,010	$1,894	$111,885	$7,854	$(37,484)	$82,255
Depreciation and amortization	$3,032	$2,344	$1,317	$317	$7,010	$1,502	$768	$9,280
Identifiable assets(1)	$287,024	$123,904	$75,883	$12,589	$499,400	$68,841	$193,250	$761,491
Long-lived assets(1)	$7,841	$6,184	$2,685	$1,146	$17,856	$4,391	$3,752	$25,999
Goodwill(1)	$63,767	$31,721	$972	$—	$96,460	$27,808	$—	$124,268

(1)	As of the end of the fiscal year.

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2009, 2008 or 2007.

14.	Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated:

	Year Ended April 30, (1)
	2009(2)	2008(3)	2007(4)
		(In thousands)

Assets acquired	$4,676	$406	$4,935
Intangibles acquired	2,115	—	16,000
Liabilities acquired	2,451	307	5,000

Net assets acquired	4,340	99	15,935
Purchase price	13,189	3,622	28,355

Goodwill	$8,849	$3,523	$12,420

Goodwill by segment:
Executive recruitment	$8,849	$493	$12,420
Futurestep	—	3,030	—

Goodwill	$8,849	$3,523	$12,420

Acquisition costs (included in purchase price)	$535	$323	$355

(1)	Certain employees who joined the Company through these acquisitions will be eligible to receive earn-out payments of up to $10.2 million over the next three years if certain financial metrics are achieved during that period.

(2)	On November 3, 2008, the Company acquired Lore International, Inc, a Delaware corporation (“Lore”). Actual results of operations of Lore are included in the Company’s consolidated financial statements from November 3, 2008, the effective date of the acquisition.

(3)	During fiscal 2009, adjustments to the preliminary purchase price allocation for an acquisition in fiscal 2008 resulted in a $1.9 million reduction in goodwill.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	On August 8, 2006, the Company acquired Lominger Limited, Inc., a Minnesota corporation, and Lominger Consulting, Inc., a Minnesota corporation (together referred to as the “Lominger Entities”), as well as all of the intellectual property rights of Drs. Robert W. Eichinger and Michael M. Lombardo (the co-founders of the Lominger Entities). During fiscal 2008, adjustments to the preliminary purchase price allocation resulted in a reclassification of $2.1 million from purchased intangibles to goodwill on the consolidated balance sheet. Actual results of operations of the Lominger Entities are included in the Company’s consolidated financial statements from August 8, 2006, the effective date of this acquisition. The Company also completed other smaller acquisitions during fiscal 2007. The acquired consultants in these acquisitions will be eligible to receive earn-out payments of up to $4.5 million over the next five years if certain financial metrics are achieved during that period.

15.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable operating segment are as follows:

	Executive Recruitment
	North		Asia
	America	EMEA	Pacific	Subtotal	Futurestep	Consolidated
	(In thousands)

Balance as of April 30, 2007	$63,767	$31,721	$972	$96,460	$27,808	$124,268
Additions	493	1,230	—	1,723	3,030	4,753
Reclassifications	2,100	—	—	2,100	—	2,100
Exchange rate fluctuations	3,173	4,428	—	7,601	3,977	11,578

Balance as of April 30, 2008	69,533	37,379	972	107,884	34,815	142,699
Additions	8,849	—	—	8,849	—	8,849
Reclassifications	(1,834)	—	—	(1,834)	—	(1,834)
Exchange rate fluctuations	(5,417)	(6,048)	—	(11,465)	(4,918)	(16,383)

Balance as of April 30, 2009	$71,131	$31,331	$972	$103,434	$29,897	$133,331

Intangible assets include the following:

	Weighted-Average	April 30,
	Amortization Period	2009	2008
		(In thousands)

Amortized intangible assets:
Non-compete agreements	5 years	$400	$—
Customer lists(1)	9 years	2,060	800
Proprietary databases	10 years	450	—
Intellectual property	24 years	11,400	11,400

		14,310	12,200
Accumulated amortization		(1,182)	(481)

		13,128	11,719
Unamortized intangible assets:
Trademarks		3,800	3,800

Intangible assets		$16,928	$15,519

(1)	During fiscal 2008, customer list was reduced by $2.1 million as a result of the final purchase price allocation related to the Company’s acquisition of the Lominger Entities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for amortized intangible assets was $0.70 million and $0.36 million during fiscal 2009 and 2008, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Estimated
Annual
Amortization
Year Ending April 30,	Expense
(In thousands)

2010	$838
2011	838
2012	838
2013	838
2014	838
Thereafter	8,938

$13,128

All amortizable intangible assets will be fully amortized by the end of fiscal 2032.

16.	Commitments and Contingencies

Lease Commitment

The Company leases office premises and certain office equipment under leases expiring at various dates through May 2016. Total rental expense during fiscal 2009, 2008 and 2007 amounted to $35.0 million, $32.6 million and $28.0 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitment
(In thousands)

2010	$26,717
2011	17,000
2012	12,142
2013	8,940
2014	8,630
Thereafter	17,053

$90,482

Letters of Credit

The Company has standby letters of credit in the aggregate amount of $20.0 million in conjunction with the Senior Secured Revolving Credit Facility arrangement. As of April 30, 2009, the Company has outstanding standby letters of credit of $5.2 million in connection with office leases.

Employment Agreements

As of April 30, 2009, the Company has employment agreements with certain of its executive officers, that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $3.6 million and $4.9 million prior to and following a change in control, respectively. In certain cases, executives’ outstanding options will immediately vest

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

17.	Quarterly Results (Unaudited)

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2009 and 2008. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2009				Fiscal 2008
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(In thousands, except per share data)

Fee revenue	$106,980	$136,210	$189,300	$205,733	$208,204	$201,156	$195,857	$185,353
Operating (loss) income	(30,256)	(11,258)	21,488	23,754	20,178	21,180	25,382	25,113
Net (loss) income	(17,200)	(22,356)	13,560	15,904	15,746	16,256	17,109	17,100
Net (loss) income per share
Basic	(0.40)	(0.52)	0.31	0.37	0.36	0.38	0.38	0.38
Diluted	(0.40)	(0.52)	0.30	0.36	0.36	0.37	0.37	0.36