Form 10-Q
period 2009-07-31
KORN FERRY INTERNATIONAL
filed 2009-09-09
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 8, 2009 was 45,662,796 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2009	2009
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$187,569	$255,000
Marketable securities	4,425	4,263
Receivables due from clients, net of allowance for doubtful accounts of $9,466 and $11,197, respectively	86,287	67,308
Income taxes and other receivables	8,776	9,001
Deferred income taxes	18,487	14,583
Prepaid expenses and other assets	28,043	21,442

Total current assets	333,587	371,597

Marketable securities, noncurrent	73,858	70,992
Property and equipment, net	28,553	27,970
Cash surrender value of company owned life insurance policies, net of loans	63,816	63,108
Deferred income taxes	44,277	45,141
Goodwill	160,901	133,331
Intangible assets, net	18,667	16,928
Investments and other assets	14,926	11,812

Total assets	$738,585	$740,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,816	$10,282
Income taxes payable	5,617	2,059
Compensation and benefits payable	77,362	116,705
Other accrued liabilities	52,762	44,301

Total current liabilities	147,557	173,347
Deferred compensation and other retirement plans	113,088	99,238
Other liabilities	15,526	9,195

Total liabilities	276,171	281,780

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 57,348 and 56,185 shares issued and 45,659 and 44,729 shares outstanding, respectively	373,732	368,430
Retained earnings	70,649	84,922
Accumulated other comprehensive income, net	18,569	6,285

Stockholders’ equity	462,950	459,637
Less: notes receivable from stockholders	(536)	(538)

Total stockholders’ equity	462,414	459,099

Total liabilities and stockholders’ equity	$738,585	$740,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	July 31,
	2009	2008
	(in thousands, except per share data)
Fee revenue	$116,803	$205,733
Reimbursed out-of-pocket engagement expenses	6,485	11,739

Total revenue	123,288	217,472

Compensation and benefits	90,385	142,123
General and administrative expenses	28,054	34,030
Out-of-pocket engagement expenses	8,789	14,733
Depreciation and amortization	2,829	2,832
Restructuring charges	18,183	—

Total operating expenses	148,240	193,718

Operating (loss) income	(24,952)	23,754
Interest and other income, net	4,733	1,604
Interest expense	1,442	1,224

(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(21,661)	24,134
(Benefit) provision for income taxes	(7,365)	9,293
Equity in earnings of unconsolidated subsidiaries, net	23	1,063

Net (loss) income	$(14,273)	$15,904

(Loss) earnings per common share:
Basic	$(0.33)	$0.37

Diluted	$(0.33)	$0.36

Weighted-average common shares outstanding:
Basic	43,776	43,432

Diluted	43,776	44,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	July 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(14,273)	$15,904
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,829	2,832
Stock-based compensation expense	4,496	4,211
Loss on disposition of property and equipment	515	21
Provision for doubtful accounts	656	1,639
(Gain) loss on cash surrender value of life insurance policies	(3,379)	202
Gain on marketable securities classified as trading	(4,100)	—
Realized gain on available-for sale marketable securities	—	(237)
Deferred income taxes	(3,040)	4,374
Change in other assets and liabilities:
Deferred compensation	13,850	5,434
Receivables	(12,733)	(19,848)
Prepaid expenses	(3,488)	(2,556)
Investment in unconsolidated subsidiaries	(23)	(1,316)
Income taxes payable	1,625	(2,220)
Accounts payable and accrued liabilities	(48,243)	(97,240)
Other	(1,066)	(71)

Net cash used in operating activities	(66,374)	(88,871)

Cash flows from investing activities:
Purchase of property and equipment	(1,185)	(2,895)
Proceeds from (purchase of) marketable securities, net	1,083	(7,659)
Cash paid for acquisitions, net of cash acquired	(10,251)	—
Premiums on life insurance policies	(425)	(425)
Dividends received from unconsolidated subsidiaries	157	341

Net cash used in investing activities	(10,621)	(10,638)

Cash flows from financing activities:
Payments on life insurance policy loans	—	(367)
Borrowings under life insurance policies	3,098	412
Purchase of common stock	(1,230)	(2,136)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,619	1,761
Tax benefit from exercise of stock options	(1,450)	36

Net cash provided by (used in) financing activities	4,037	(294)

Effect of exchange rate changes on cash and cash equivalents	5,527	456

Net decrease in cash and cash equivalents	(67,431)	(99,347)
Cash and cash equivalents at beginning of period	255,000	305,296

Cash and cash equivalents at end of period	$187,569	$205,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
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
Basis of Consolidation and Presentation
The condensed consolidated financial statements for the three months ended July 31, 2009 and 2008 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Annual Report”) and should be read together with the Annual Report.
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
Marketable Securities
The Company classifies its marketable securities as either trading securities or available-for-sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets as of July 31, 2009 and April 30, 2009. Certain investments, which the Company intends to sell within the next twelve months, are carried as current. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.
Trading securities consist of the Company’s investments, which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded as a component of net (loss) income in interest and other income, net.
Available-for-sale securities consist of time deposits. The changes in fair values, net of applicable taxes, on available-for-sale marketable securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended July 31, 2009 and 2008, no other-than-temporary impairment was recognized.
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
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company’s annual goodwill impairment test was performed as of January 31, 2009. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. These impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment as of July 31, 2009 and April 30, 2009.
As of July 31, 2009 and April 30 2009, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
Stock-Based Compensation
The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, stock appreciation rights (“SARs”), restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company accounts for stock-based instruments in accordance with SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”). In addition to recognizing compensation expense related to restricted stock and SARs, SFAS 123(R) also requires the Company to recognize compensation expense related to the estimated fair value of stock options and stock purchases under the ESPP.
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
As of July 31 2009 and April 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities and a put option. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities, other than auction rate securities, are obtained from quoted market prices. The fair value of the auction rate securities and put option are determined by the use of pricing models (see Note 5).
Recently Adopted Accounting Standards
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is not permitted. The Company currently does not have significant minority interests in its consolidated subsidiaries and as such did not have an impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the three months ended July 31, 2009. The implementation of this standard did not have any impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition and the Company concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.
Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system in its Quarterly Report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
2. Basic and Diluted (Loss) Earnings Per Share
Basic (loss) earnings per common share was computed by dividing net (loss) earnings by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net (loss) earnings attributable to common stockholders, after assumed conversion of subordinated notes and preferred stock, by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Due to the loss attributable to common stockholders during the three months ended July 31, 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive. During the three months ended July 31, 2008, SARs and options to purchase 1.9 million shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
The following table summarizes basic and diluted (loss) earnings per share calculations:

	Three Months Ended
	July 31,
	2009	2008
	(in thousands, except per share data)

Net (loss) earnings attributable to common stockholders:	$(14,273)	$15,904

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	43,776	43,432
Effect of dilutive securities:
Warrants	—	80
Restricted stock	—	278
Stock options	—	748
ESPP	—	11

Diluted weighted-average number of common shares outstanding	43,776	44,549

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.33)	$0.37

Diluted (loss) earnings per share	$(0.33)	$0.36

3. Comprehensive (Loss) Income
Comprehensive (loss) income is comprised of net (loss) income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).
Total comprehensive (loss) income is as follows:

	Three Months Ended
	July 31,
	2009	2008
	(in thousands)
Net (loss) income	$(14,273)	$15,904
Foreign currency translation adjustments	12,284	(1,385)
Unrealized loss on marketable securities, net of taxes	—	(1,430)

Comprehensive (loss) income	$(1,989)	$13,089

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
The components of accumulated other comprehensive income were as follows:

	July 31,	April 30,
	2009	2009
	(in thousands)
Foreign currency translation adjustments	$15,807	$3,523
SFAS 158 adjustments, net of taxes	2,762	2,762

Accumulated other comprehensive income	$18,569	$6,285

4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	July 31,
	2009	2008
	(in thousands)
Stock options and SARs	$236	$288
Restricted stock	4,147	3,790
ESPP	113	133

Total stock-based compensation expense, pre-tax	4,496	4,211
Tax benefit from stock-based compensation expense	(1,641)	(1,537)

Total stock-based compensation expense, net of tax	$2,855	$2,674

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
The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Three Months Ended
	July 31,
	2009	2008
Expected volatility	48.91%	44.11%
Risk-free interest rate	2.53%	3.27%
Expected option life (in years)	5.00	4.25
Expected dividend yield	0.00%	0.00%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
Stock Incentive Plans
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
Stock Options and SARs
Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Three Months Ended July 31, 2009
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (In Years)	Value
	(in thousands, except per share data)
Outstanding, April 30, 2009	3,113	$14.83
Granted	552	$10.38
Exercised	(291)	$8.03
Forfeited/expired	(280)	$17.04

Outstanding, July 31, 2009	3,094	$14.48	4.15	$7,623

Exercisable, July 31, 2009	2,482	$15.30	3.61	$5,622

Included in the table above are 58,899 SARs outstanding and exercisable as of July 31, 2009 with a weighted-average exercise price of $12.26. As of July 31, 2009, there was $2.6 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 2.1 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.
Additional information pertaining to stock options and SARs:

	Three Months Ended
	July 31,
	2009	2008
	(in thousands)
Weighted-average fair value of stock options granted	$4.66	$6.75
Total fair value of stock options and SARs vested	$88	$1,692
Total intrinsic value of stock options exercised	$718	$99
Total intrinsic value of SARs paid	$—	$—
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
Restricted stock activity is summarized below:

	Three Months Ended
	July 31,
		Weighted-
		Average Grant
		Date Fair
	Shares	Value
	(in thousands, except per share data)
Non-vested, April 30, 2009	2,387	$15.50
Granted	898	$9.81
Vested	(618)	$20.59
Forfeited/expired	(17)	$18.06

Non-vested, July 31, 2009	2,650	$14.24

As of July 31, 2009, there was $37.7 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three months ended July 31, 2009 and 2008, 119,917 shares and 118,407 shares of restricted stock totaling $1.2 million and $2.0 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.
Common Stock
In the three months ended July 31, 2009, the Company issued 290,830 shares of common stock as a result of the exercise of stock options and 141,923 shares of common stock in conjunction with the Company’s ESPP. In the three months ended July 31, 2008, the Company issued approximately 16,500 shares of common stock as a result of the exercise of stock options and 118,615 shares of common stock in conjunction with the Company’s ESPP.
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended July 31, 2009 and 2008, employees purchased 141,923 shares at $9.04 per share and 118,615 shares at $13.37 per share, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
5. Marketable Securities
As of July 31, 2009 marketable securities consisted of the following:

	July 31, 2009
		Available-for-
	Trading	Sale(1)	Total
	(in thousands)
Auction rate securities	$11,007	$—	$11,007
Auction rate securities put option	1,218	—	1,218
Equity securities (2)	26,709	—	26,709
Fixed income mutual fund (2)	15,201	—	15,201
Non-current money market (2)	23,424	—	23,424
Time deposits	—	724	724

Total	77,559	724	78,283
Less: current portion of marketable securities	(3,701)	(724)	(4,425)

Long-term marketable securities	$73,858	$—	$73,858

(1)	Due to the short maturities for these instruments fair value approximates amortized cost.

(2)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $3.7 million classified as current assets.
As of April 30, 2009 marketable securities consisted of the following:

	April 30, 2009
		Available-for-
	Trading	Sale(1)	Total
	(in thousands)
Auction rate securities	$11,329	$—	$11,329
Auction rate securities put option	1,096	—	1,096
Equity securities (2)	23,816	—	23,816
Fixed income mutual fund (2)	14,320	—	14,320
Non-current money market (2)	22,692	—	22,692
Time deposits	—	2,002	2,002

Total	73,253	2,002	75,255
Less: current portion of marketable securities	(2,261)	(2,002)	(4,263)

Long-term marketable securities	$70,992	$—	$70,992

(1)	Due to the short maturities for these instruments fair value approximates amortized cost.

(2)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $2.3 million classified as current assets.
Investments in marketable securities are made based on the Company’s investment policy which restricts the types of investments that can be made. The Company’s investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and equity securities for which market prices are readily available. The Company’s investments in marketable securities also include student loan portfolios (“ARS”), which are classified as noncurrent marketable securities and reflected at fair value.
As of July 31, 2009 and April 30, 2009, the Company’s marketable securities included $65.3 million (net of unrealized losses of $5.2 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $61.6 million and $58.5 million are classified as noncurrent. The Company’s obligations for which these assets were held in trust totaled $65.2 million and $60.7 million as of July 31, 2009 and April 30, 2009, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
As of July 31, 2009, $12.2 million par value (with a fair value of $11.0 million) of the Company’s marketable securities consisted of ARS, of which all were securities collateralized by student loan portfolios, which are guaranteed by the United States government. The Company continues to earn interest on all of its ARS as of July 31, 2009. Due to events in credit markets, the ARS held by the Company experienced failed auctions during calendar year 2008 and in 2009. As such, quoted prices in active markets are not readily available at this time. A third-party investment institution provided an estimate of the fair value of the ARS held by the Company as of July 31, 2009 and April 30, 2009. Therefore, in order to validate the fair value estimate of these securities for reporting, the Company considered the institution’s pricing model which included factors such as tax status, credit quality, duration, insurance wraps, portfolio composition, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the ARS as of July 31, 2009 and April 30, 2009.
In August 2008, the Company received notification from one of its investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of the Company’s ARS holdings at par value. The Company formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the ARS from the Company any time after the Acceptance Date as long as the Company receives the par value. The Agreement covers $12.2 million par value (fair value of $11.0 million) of the Company’s ARS as of July 31, 2009. The Company has accounted for the Put Option as a freestanding financial instrument and elected to record the value under the fair value option of SFAS 159.
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	July 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$115,090	$115,090	$—	$—
Auction rate securities	11,007	—	—	11,007
Auction rate securities put option	1,218	—	—	1,218
Equity securities	26,709	26,709	—	—
Fixed income mutual fund	15,201	15,201	—	—
Noncurrent money market mutual funds	23,424	23,424	—	—
Time deposits	724	724	—	—

Total	$193,373	$181,148	$—	$12,225

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 during the three months ended July 31, 2009:

Auction Rate Securities
(in thousands)
Balance, April 30, 2009	$12,425
Auction rate securities put option	122
Unrealized loss included in income	(122)
Sale of securities	(200)

Balance, July 31, 2009	$12,225

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
6. Restructuring Charges
During the three months ended July 31, 2009, the Company implemented a restructuring plan to eliminate redundancies as a result of the recent acquisition of Whitehead Mann. These initiatives resulted in a total charge of $18.2 million against operations during the three months ended July 31, 2009, of which $8.4 million and $9.8 million related to severance costs and the consolidation of premises, respectively. As of July 31, 2009, $2.5 million of the restructuring charge recorded in the three months ended July 31, 2009, relating to severance was paid in cash.
Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2009	$10,554	$12,807	$23,361
Additions charged to expense	8,348	9,835	18,183
Non-cash items	(370)	(69)	(439)
Reductions for cash payments	(7,413)	(2,034)	(9,447)
Exchange rate fluctuations	411	606	1,017

Liability as of July 31, 2009	$11,530	$21,145	$32,675

As of July 31, 2009 and April 30, 2009, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $7.7 million and $5.4 million, respectively of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next eight years.
The restructuring liability by segment is summarized below:

	July 31, 2009
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$2,017	$2,641	$4,658
Europe, Middle East and Africa (“EMEA”)	7,671	12,242	19,913
Asia Pacific	38	1,049	1,087
South America	787	310	1,097

Total Executive Recruitment	10,513	16,242	26,755
Futurestep	1,017	4,903	5,920

Liability as of July 31, 2009	$11,530	$21,145	$32,675

	April 30, 2009
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$3,052	$3,187	$6,239
EMEA	4,714	2,514	7,228
Asia Pacific	48	1,243	1,291
South America	787	334	1,121

Total Executive Recruitment	8,601	7,278	15,879
Futurestep	1,953	5,529	7,482

Liability as of April 30, 2009	$10,554	$12,807	$23,361

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
7. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.
The components of net periodic benefit costs are as follows:

	Three Months Ended
	July 31,
	2009	2008
	(in thousands)
Service cost	$85	$174
Interest cost	945	910
Amortization of actuarial gain	(20)	(21)
Amortization of net transition obligation	—	53

Net periodic benefit costs	$1,010	$1,116

The Company also has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended July 31, 2009 and 2008, of $0.4 million and $15.9 million, respectively. Participants generally vest in Company contributions over a three to four year period. The ECAP is accounted for in accordance with EITF 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested (“EITF 97-14”), whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2009, deferred compensation liability increased, therefore the Company recognized a loss of $2.6 million. The reduction in the deferred compensation liability recognized in income during the three months ended July 31, 2008 was $0.8 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2009
8. Business Segments
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
Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate(1)	Consolidated
	(in thousands)
Fee revenue	$55,292	$29,221	$12,371	$4,445	$101,329	$15,474	$—	$116,803
Total revenue	$59,053	$30,407	$12,633	$4,541	$106,634	$16,654	$—	$123,288
Operating (loss) income	$4,207	$(17,620)	$975	$(686)	$(13,124)	$(815)	$(11,013)	$(24,952)

	Three Months Ended July 31, 2008
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate(1)	Consolidated
	(in thousands)
Fee revenue	$93,974	$51,590	$21,403	$7,585	$174,552	$31,181	$—	$205,733
Total revenue	$99,844	$53,480	$21,855	$7,693	$182,872	$34,600	$—	$217,472
Operating income (loss)	$18,637	$8,486	$3,476	$1,080	$31,679	$2,855	$(10,780)	$23,754

(1)	Increase in operating loss primarily due to $3.3 million in expenses related to a change in amounts due under a benefit plan with obligations determined by an increase (or decrease) in market values.
9. Acquisition
On June 11, 2009, the Company acquired all of the outstanding share capital of Whitehead Mann Limited and Whitehead Mann SAS, together referred to Whitehead Mann (“WHM”). WHM is engaged in providing executive recruitment and other related recruiting services in the United Kingdom, Dubai, France and Germany. Actual results of operations of WHM are included in the Company’s consolidated financial statements from June 11, 2009, the effective date of the acquisition, and include $5.8 million in fee revenue from this acquisition during the three months ended July 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, global, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, competition, reliance on information processing systems, risks related to the growth and results of Futurestep, restrictions imposed by off-limits agreements, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use and alignment of our cost structure to our revenue level, and also includes risks related to the successful integration of recently acquired businesses as well as the matters disclosed under the heading “Risk Factors” in Item 1A of the Company’s Annual Report of Form 10-K for the fiscal year ended April 30, 2009 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, develop, retain and sustain their talent. We are the largest provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), recruitment process outsourcing (“RPO”), leadership and talent consulting (“LTC”) and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2009 were for board level, chief executive and other senior executive and general management positions. Our 4,238 clients in fiscal 2009 included many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations, including approximately 45% of the FORTUNE 500 companies. We have built strong client loyalty with 75% of the executive recruitment assignments we performed during fiscal 2009 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
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
Although global economic conditions and demand for our services appeared to stabilize during the three months ended July 31, 2009, the demand for executive searches has significantly declined as compared to the year-ago period, which caused declines in our results of operations. Fee revenue decreased 43% in the three months ended July 31, 2009 to $116.8 million compared to $205.7 million in the year-ago period, with decreases in fee revenue in all regions. The North America and Europe regions in executive recruitment experienced the largest dollar decreases in fee revenue. During the three months ended July 31, 2009, we incurred an operating loss of $25.0 million with an operating loss from executive recruitment of $13.1 million, an operating loss of $0.8 million from Futurestep and corporate expenses of $11.1 million. This represents a decrease of 205% from operating income of $23.8 million in the three months ended July 31, 2008.

In an effort to eliminate redundancy attributed to our recent acquisition of Whitehead Mann, we incurred restructuring charges in the three months ended July 31, 2009 to reduce our combined work force and to consolidate premises. As a result, in the three months ended July 31, 2009, we recorded $18.2 million in restructuring charges comprising $8.4 million of severance costs related to a reduction in our work force and $9.8 million relating to the consolidation of premises.
Our cash, cash equivalents and marketable securities decreased $64.4 million, or 19% to $265.9 million at July 31, 2009 compared to $330.3 million at April 30, 2009, primarily due to the payment of annual bonuses. As of July 31, 2009, we held marketable securities, to settle obligations under our ECAP with a cost value of $70.5 million and a fair value of $65.3 million. Our working capital decreased $12.2 million in the three months ended July 31, 2009, to $186.0 million at July 31, 2009. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements. We had no long-term debt nor any outstanding balance under our credit facility at July 31, 2009.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements. Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements. We consider the policies related to revenue recognition, deferred compensation and the carrying values of goodwill, intangible assets and deferred income taxes as critical to obtain an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended
	July 31,
	2009	2008
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.6	5.7

Total revenue	105.6	105.7
Compensation and benefits	77.4	69.1
General and administrative expenses	24.0	16.5
Out-of-pocket engagement expenses	7.5	7.2
Depreciation and amortization	2.5	1.4
Restructuring charges	15.6	—

Operating (loss) income	(21.4)	11.5

Net (loss) income	(12.2)%	7.7%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2009		2008
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$55,292	47.4%	$93,974	45.7%
EMEA	29,221	25.0	51,590	25.1
Asia Pacific	12,371	10.6	21,403	10.4
South America	4,445	3.8	7,585	3.7

Total executive recruitment	101,329	86.8	174,552	84.9
Futurestep	15,474	13.2	31,181	15.1

Total fee revenue	116,803	100.0%	205,733	100.0%

Reimbursed out-of-pocket engagement expense	6,485		11,739

Total revenue	$123,288		$217,472

	Three Months Ended July 31,
	2009		2008
	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating (loss) income
Executive recruitment:
North America	$4,207	7.6%	$18,637	19.8%
EMEA	(17,620)	(60.3)	8,486	16.4
Asia Pacific	975	7.9	3,476	16.2
South America	(686)	(15.4)	1,080	14.2

Total executive recruitment	(13,124)	(13.0)	31,679	18.1
Futurestep	(815)	(5.3)	2,855	9.2
Corporate(2)	(11,013)		(10,780)

Total operating (loss) income	$(24,952)	(21.4)%	$23,754	11.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

(2)	Increase in operating loss primarily due to $3.3 million in expenses related to a change in amounts due under a benefit plan with obligations determined by an increase (or decrease) in market values.
Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008
Fee Revenue
Fee Revenue. Fee revenue decreased $88.9 million, or 43%, to $116.8 million in the three months ended July 31, 2009 compared to $205.7 million in the three months ended July 31, 2008. The decline in fee revenue was primarily attributable to a 33% decrease in the number of engagements billed during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and a 16% decrease in average fees billed per engagement (a decrease of 9% excluding the impact of exchange rates) during the same period, both of which were driven by the depressed global economic conditions, which continues to have a significant impact on many of our client’s people initiatives. Exchange rates unfavorably impacted fee revenues by $8.7 million in three months ended July 31, 2009.
Executive Recruitment. Executive recruitment reported fee revenue of $101.3 million, a decrease of $73.2 million, or 42%, in three months ended July 31, 2009 compared to $174.5 million in the three months ended July 31, 2008 due to a 31% decrease in the number of engagements billed in the three months ended July 31, 2009 as compared to the year-ago period and to a 15% decrease in the average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $7.2 million in the three months ended July 31, 2009.

North America reported fee revenue of $55.3 million, a decrease of $38.6 million, or 41%, in the three months ended July 31, 2009 compared to $93.9 million in the three months ended July 31, 2008 primarily due to a 34% decrease in the number of engagements billed during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and an 11% decrease in the average fees billed per engagement in the region during the same period. The overall decline in fee revenue was driven by significant declines in fee revenue in the industrial, technology, financial services and consumer goods sectors. Exchange rates unfavorably impacted North America fee revenue by $0.7 million in the three months ended July 31, 2009.
EMEA reported fee revenue of $29.2 million, a decrease of $22.4 million, or 43%, in the three months ended July 31, 2009 compared to $51.6 million in the three months ended July 31, 2008. EMEA’s decrease in fee revenue was driven by a 33% decrease in the number of engagements billed in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and a 15% decrease in average fees billed per engagement during the same period. The decrease in fee revenue was partially offset by $5.8 million in fee revenue from the acquisition of Whitehead Mann during the three months ended July 31, 2009. The performance in existing offices in the United Kingdom, Germany, Italy, United Arab Emirates, Switzerland, and the Netherlands were the primary contributors to the decrease in fee revenue, although fee revenue in all offices in the region declined in the three months ended July 31, 2009 in comparison to the year-ago period. The industrial, financial services and consumer goods sectors experienced the largest decrease in fee revenue in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. Exchange rates unfavorably impacted EMEA fee revenue by $5.0 million in the three months ended July 31, 2009.
Asia Pacific reported fee revenue of $12.4 million, a decrease of $9.0 million, or 42%, in the three months ended July 31, 2009 compared to $21.4 million in the three months ended July 31, 2008 due to a decrease of 24% in average fees billed per engagement and a 25% decline in the number of engagements billed in the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The decline in performance in Australia, Singapore, Hong Kong and Japan were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2009 over the year-ago period. The largest decrease in fee revenue was experienced in the financial services and industrial sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $0.8 million in the three months ended July 31, 2009.
South America reported fee revenue of $4.4 million, a decrease of $3.2 million, or 42%, in the three months ended July 31, 2009 compared to $7.6 million in the three months ended July 31, 2008. Average fees billed per engagement and the number of engagements billed decreased 27% and 19%, respectively within the region in three months ended July 31, 2009 compared to the three months ended July 31, 2008. The decline in performance in the industrial and consumer goods sectors was the primary contributor to the decrease in fee revenue in the three months ended July 31, 2009 compared to the three months ended July 31, 2008. Exchange rates unfavorably impacted fee revenue for South America by $0.7 million in the three months ended July 31, 2009.
Futurestep. Futurestep reported fee revenue of $15.5 million, a decrease of $15.7 million, or 50%, in the three months ended July 31, 2009 compared to $31.2 million in the three months ended July 31, 2008. The decline in Futurestep’s fee revenue is due to a 36% decrease in the number of engagements billed in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008 and a 23% decrease in average fees billed per engagement during the same period. Of the total decrease in fee revenue in the three months ended July 31, 2009 compared to the three months ended July 31, 2008, North America experienced the largest dollar decline, with a decrease in fee revenue of $6.6 million, or 55%, to $5.4 million; Europe fee revenue decreased by $6.1 million, or 58%, to $4.4 million and Asia fee revenue decreased $3.0 million, or 34%, to $5.7 million. All regions reflect decreased revenue from search engagements. Exchange rates unfavorably impacted fee revenue by $1.5 million in the three months ended July 31, 2009.
Compensation and Benefits
Compensation and benefits expense decreased $51.7 million, or 36%, to $90.4 million in the three months ended July 31, 2009 from $142.1 million in the three months ended July 31, 2008. The decrease in compensation and benefits expenses is primarily due to a decrease in global headcount, coupled with a $29.7 million decrease in variable compensation in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. Global headcount as of July 31, 2009 declined overall by a net of approximately 380 employees, or 14% from July 31, 2008. As discussed below in Restructuring Charges, due to our recent acquisition of Whitehead Mann, we implemented a restructuring in the three months ended July 31, 2009 which was in addition to our previous fiscal 2009 restructurings and further reduced our workforce. Exchange rates favorably impacted compensation and benefits expenses by $6.3 million during the three months ended July 31, 2009.

Executive recruitment compensation and benefits costs decreased $41.8 million, or 37%, to $72.2 million in the three months ended July 31, 2009 compared to $114.0 million in the three months ended July 31, 2008 primarily due to a 8% decrease in average consultant headcount and a $27.7 million decrease in variable compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $5.2 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 71% in the three months ended July 31, 2009 compared to 65% in the three months ended July 31, 2008.
Futurestep compensation and benefits expense decreased $8.8 million, or 42%, to $12.4 million in the three months ended July 31, 2009 from $21.2 million in the three months ended July 31, 2008 due to a 13% decrease in average consultant headcount and a $1.7 million decline in variable compensation in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. Exchange rates favorably impacted Futurestep compensation and benefits expense by $1.1 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 80% in the three months ended July 31, 2009 from 68% in the three months ended July 31, 2008.
Corporate compensation and benefits expense decreased $1.1 million, or 16%, to $5.8 million in the three months ended July 31, 2009 compared to $6.9 million in the three months ended July 31, 2008 primarily due to a reduction in salaries offset by a $3.4 million increase in certain other deferred compensation liabilities during the three months ended July 31, 2009. We hold marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 — Marketable Securities, in the notes to our condensed consolidated financial statements. These decreases were offset by a $3.6 million decrease in certain other deferred compensation retirement plan liabilities due to an increase in cash surrender value of company owned life insurance policies (“COLI”).
General and Administrative Expenses
General and administrative expenses decreased $5.9 million, or 17%, to $28.1 million in the three months ended July 31, 2009 compared to $34.0 million in the three months ended July 31, 2008. Exchange rates favorably impacted general and administrative expenses by $2.2 million in the three months ended July 31, 2009.
Executive recruitment general and administrative expenses decreased $4.5 million, or 18%, to $20.1 million in the three months ended July 31, 2009 from $24.6 million in the three months ended July 31, 2008. The decrease in general and administrative expenses was driven by a decrease in business development expense of $1.3 million, premises and office expense of $1.3 million, meeting and travel expenses of $0.9 million and $0.6 million in bad debt expense. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis, including lower premises and office expense due to the closure of offices in the second half of fiscal 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 20% in the three months ended July 31, 2009 compared to 14% in the three months ended July 31, 2008.
Futurestep general and administrative expenses decreased $2.5 million, or 42%, to $3.4 million in the three months ended July 31, 2009 compared to $5.9 million in the three months ended July 31, 2008 primarily due to decreases of $0.9 million in premises and office expense, $0.8 million in miscellaneous expenses including travel and meetings, $0.4 million in business development expense and $0.4 million in bad debt expenses. General expenses decreased primarily due to the decline in our overall business activities. Bad debt expense decreased due to an overall lower accounts receivable balance contributing to fewer bad debt write-offs during the three months ended July 31, 2009 as compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 22% in the three months ended July 31, 2009 compared to 19% in the three months ended July 31, 2008.
Corporate general and administrative expenses increased $1.1 million, or 31%, to $4.6 million in the three months ended July 31, 2009 compared to $3.5 million in the three months ended July 31, 2008 due to an increase in legal and professional fees primarily incurred in connection with the acquisition of Whitehead Mann.

Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $5.9 million, or 40%, to $8.8 million in the three months ended July 31, 2009, compared to $14.7 million in the three months ended July 31, 2008. Out-of-pocket engagement expenses as a percentage of fee revenue, was 7% in both the three months ended July 31, 2009 and 2008.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $2.8 million in the three months ended July 31, 2009 and 2008. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring Charges
In an effort to eliminate redundancy attributed to our recent acquisition of Whitehead Mann, we incurred additional restructuring charges in the three months ended July 31, 2009 to reduce our combined work force and to consolidate premises. During the three months ended July 31, 2009, we recorded $18.2 million in restructuring charges comprising $8.4 million of severance costs related to a reduction in our work force and $9.8 million relating to the consolidation of premises.
Operating (Loss) Income
Operating income decreased $48.8 million, to an operating loss of $25.0 million in the three months ended July 31, 2009 compared to operating income of $23.8 million in the three months ended July 31, 2008. This decrease in operating income resulted from an $88.9 million decrease in fee revenue during the three months ended July 31, 2009 as compared to the three months ended July 31, 2008, which was partially offset by a decrease in operating expenses of $45.5 million during the same period. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits, offset by an increase in restructuring charges of $18.2 million, of which $2.5 million was paid in cash as of July 31, 2009.
Executive recruitment operating income decreased $44.8 million, or 141%, to an operating loss of $13.1 million in the three months ended July 31, 2009 compared to operating income of $31.7 million in the three months ended July 31, 2008. The decline in executive recruitment operating income is attributable to a decrease in revenues offset by a reduction in compensation expenses relating to a decrease in headcount and variable compensation, as well as a decrease in general and administrative expenses. These decreases were partially offset by an increase in restructuring charges of $18.2 million recorded in the three months ended July 31, 2009. Executive recruitment operating loss during the three months ended July 31, 2009, as a percentage of fee revenue, was 13% compared to operating income as a percentage of fee revenue of 18% in the three months ended July 31, 2008.
Futurestep operating income decreased by $3.7 million, to an operating loss of $0.8 million in the three months ended July 31, 2009 as compared to operating income of $2.9 million in the three months ended July 31, 2008. The change in Futurestep operating loss is primarily due to a decrease in fee revenue of $15.7 million due to a decrease in the number of engagements billed during the three months ended July 31, 2009 compared to the three months ended July 31, 2008. Futurestep operating loss, as a percentage of fee revenue, was 5% in the three months ended July 31, 2009, compared to operating income, as a percentage of fee revenue of 9% in the three months ended July 31, 2008.
Interest Income and Other Income, Net
Interest income and other income, net increased by $3.1 million, to $4.7 million in the three months ended July 31, 2009 from $1.6 million in the three months ended July 31, 2008. The increase in interest and other income, net was due to net trading gains on marketable securities of $3.8 million, offset by a $0.8 million decrease in interest and dividend income. Interest and dividend income decreased primarily as a result of lower average United States cash balances, and lower overall interest rates compared to the three months ended July 31, 2008.

Interest Expense
Interest expense, primarily related to borrowings under COLI, was $1.4 million in the three months ended July 31, 2009 compared to $1.2 million in the three months ended July 31, 2008.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $7.4 million in the three months ended July 31, 2009 compared to a provision for income taxes of $9.3 million in the three months ended July 31, 2008. The benefit for income taxes in the three months ended July 31, 2009 reflects a 34% effective tax rate, compared to a 39% effective tax rate for the three months ended July 31, 2008. The effective income tax rate in the three months ended July 31, 2009 is lower when compared to the effective income tax rate in three months ended July 31, 2008, as we did not recognize tax benefits associated with net operating losses from the restructurings during fiscal 2009 or the three months ended July 31, 2009.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net (loss) income, net of taxes. Equity in earnings was $0.02 million in the three months ended July 31, 2009 compared to $1.1 million in the three months ended July 31, 2008.
Liquidity and Capital Resources
Although global economic conditions and demand for our services appeared to stabilize during the three months ended July 31, 2009, the demand for executive searches has significantly declined as compared to a year-ago. In response to the uncertain economic environment and labor markets, we have taken steps to align our cost structure with anticipated revenue levels, in an effort to retain positive cash flow and to address redundancy attributed to our recent acquisition of Whitehead Mann. Continued adverse changes in our revenue, however, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may continue to incur negative cash flows and if such a condition were to persist, it would require us to obtain additional financing to meet our needs. We believe that the cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.
As of July 31, 2009 and April 30, 2009, our marketable securities included $65.3 million (net of unrealized losses of $5.2 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $61.6 million and $58.5 million are classified as noncurrent. Our obligations for which these assets were held in trust totaled $65.2 million and $60.7 million as of July 31, 2009 and April 30, 2009, respectively.
As of July 31, 2009, we held approximately $12.2 million par value (with a fair value of $11.0 million) of marketable securities investments, classified as noncurrent assets, with an auction reset feature whose underlying assets are generally student loans which are substantially backed by the federal government (such auction rate securities being referred to herein as “ARS”). Continued liquidity issues in the global credit markets caused auctions for all of our ARS to fail because the amount of securities offered for sale exceeded the amount of bids. As a result, the liquidity of our remaining ARS has diminished. We expect this decreased liquidity will continue for as long as the present depressed global credit market environment persists, or until issuers refinance and replace these securities with other instruments. Despite the current auction market, we believe the credit quality of our ARS remains high due to the creditworthiness of the issuers. We continue to collect interest when due and at this time we expect to continue to do so going forward. Additionally, we expect we will receive the principal balance through either future successful auctions, sales of these securities outside the auction process, the issuers’ establishment of a different form of financing to replace these securities, or the maturing of the securities.

In August 2008, we received notification from one of our investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of our ARS holdings at par value. We formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, we (1) received the right (“Put Option”) to sell our ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the ARS from us any time after the Acceptance Date as long as we receive the par value. The Agreement covers $12.2 million par value (fair value of $11.0 million) of our ARS as of July 31, 2009 and we expect to receive the entire par value upon the future liquidation of the securities.
The net decrease in our working capital of $12.2 million as of July 31, 2009 compared to April 30, 2009 is primarily attributable to a net decrease in accrued compensation and benefits payable and cash and cash equivalents, offset to some extent by an increase in accounts receivable. Compensation and benefits payable decreased due to a reduction in worldwide headcount and a reduction in variable compensation while cash and cash equivalents decreased due to the payment of annual bonuses. Accounts receivable increased due to an increase in the number of engagements billed during the three months ended July 31, 2009 compared to the three months ended April 30, 2009.
Cash and cash equivalents and marketable securities were approximately $265.9 million and $330.3 million as of July 31, 2009 and April 30, 2009, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of auction rate municipal securities, equity securities and fixed income mutual funds. The primary objectives for these investments are liquidity or to meet the obligations under certain of our deferred compensation plans.
Cash used in operating activities was $66.4 million in the three months ended July 31, 2009, a decrease of $22.5 million, from cash used in operating activities of $88.9 million in the three months ended July 31, 2008. The decrease in cash used in operating activities is primarily due to a $49.0 million decrease in accounts payable and accrued liabilities offset by a $30.2 million decrease in net income. The decrease in accounts payable and accrued liabilities is attributable mainly to a reduction in worldwide headcount and variable compensation. The decrease in net income is due to a decrease in revenues, partially offset by a decrease in operating expenses.
Cash used in investing activities was $10.6 million in the three months ended July 31, 2009 and 2008. In the three months ended July 31, 2009, cash used in investing activities was primarily attributable to $10.3 million in cash used to acquire Whitehead Mann. In the three months ended July 31, 2008, we used $7.7 million to purchase marketable securities and $2.9 million to purchase property and equipment.
Cash provided by financing activities was $4.0 million in the three months ended July 31, 2009, a $4.3 million increase from the three months ended July 31, 2008. In the three months ended July 31, 2009 and 2008, proceeds received from the exercise of stock options were $3.6 million and $1.8 million, respectively. The increase was due in part to an increase in the number of stock options exercised and an increase in the number of shares purchased through our employee stock purchase plan. In addition borrowings under life insurance policies increased $2.7 million in the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. These increases were offset by cash used to repurchase $1.2 million and $2.1 million, of common stock, during the three months ended July 31, 2009 and 2008, respectively. As of July 31, 2009, $36.4 million remained available for repurchase under our repurchase program, which was approved by the Board of Directors.
Long-Term Debt
Total outstanding borrowings under our COLI policies were $64.6 million and $61.6 million as of July 31, 2009 and April 30, 2009, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $128.4 million and $124.7 million as of July 31, 2009 and April 30, 2009, respectively.

In March 2008, we amended our Senior Secured Revolving Credit Facility (the “Facility”) with Wells Fargo Bank. The Facility has a $50.0 million borrowing capacity with no borrowing base restrictions, expiring March 2011. We had no outstanding borrowings under our Facility at July 31, 2009; however, at July 31, 2009 there was $5.9 million of standby letters of credit issued under this Facility. We are negotiating an amendment to certain covenants of our Facility with Wells Fargo Bank and expect to complete the negotiations in the second quarter of fiscal 2010. Although, we have sufficient liquidity to meet our operating cash flow requirements and do not anticipate accessing the Facility prior to the completion of negotiations, until the negotiations are completed, we do not have access to this Facility.
We are not aware of any other trends, demand or commitments that would materially affect liquidity or those that relate to our resources.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the quarter ended July 31, 2009, we recognized foreign currency losses, after income taxes, of $0.9 million primarily related to our EMEA and Asia Pacific operations.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $4.6 million, $7.6 million and $10.6 million, respectively, based on outstanding balances at July 31, 2009. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $4.6 million, $7.6 million and $10.6 million, respectively, based on outstanding balances at July 31, 2009.
Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2009, we had no outstanding balance under our Facility. We have $64.6 million of borrowings against the cash surrender value of COLI contracts as of July 31, 2009 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.
As of July 31, 2009, we held approximately $12.2 million par value (fair valued of $11.0 million) of ARS. Continued liquidity issues in the global credit markets caused auctions for all of our ARS to fail. As a result of the current situation in the auction markets, our ability to liquidate our investment in ARS in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 4.Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) are effective.
(b) Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended July 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.
Item 1. Legal Proceedings
From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
Item 1A. Risk Factors
In our Form 10-K, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, except with respect to the risk factor amended and restated as set forth below, there have been no material changes to risk factors described in our Form 10-K.
Global economic developments and the conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could negatively affect our business, financial condition and results of operations.
Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent. The geographic regions and industries in which we operate have recently deteriorated significantly and may remain depressed for the foreseeable future. If the national or global economy or credit market conditions in general do not improve or deteriorate further in the future, the demand for our services could continue to weaken, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations.
Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during quarter ended July 31, 2009:

				Approximate Dollar
			Shares Purchased	Value of Shares
		Average	as Part of Publicly-	That May Yet be
	Shares	Price Paid	Announced	Purchased under the
	Purchased (1)	Per Share	Programs (2)	Programs (2)

May 1, 2009 – May 31, 2009	334	$10.28	—	$36.4 million
June 1, 2009 – June 30, 2009	50,139	$10.86	—	$36.4 million
July 1, 2009 – July 31, 2009	69,444	$9.81	—	$36.4 million

Total	119,917

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)
On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 5. Other Information
Restructuring Charges
In an effort to eliminate redundancy as a result of the Whitehead Mann acquisition, we incurred additional restructuring charges during the quarter ended July 31, 2009, designed to reduce the combined work force and to consolidate premises. This initiative resulted in a total charge of $18.2 million against operations in the three months ended July 31, 2009 of which $8.4 million and $9.8 million related to severance costs (of which approximately $2.5 million was paid in cash during the three months ended July 31, 2009) and the consolidation of premises, respectively.

Item 6. Exhibits

Exhibit
Number		Description

10.1	*+
Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.2	*+
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International
By:	/s/ Michael A. DiGregorio
Michael A. DiGregorio
Executive Vice President and Chief Financial Officer
Date: September 9, 2009

EXHIBIT INDEX

Exhibit
Number		Description

10.1	*+
Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.2	*+
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