Form 10-Q
period 2009-10-31
KORN FERRY INTERNATIONAL
filed 2009-12-10
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
The number of shares outstanding of our common stock as of December 8, 2009 was 45,773,148 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2009	2009
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$182,938	$255,000
Marketable securities	3,783	4,263
Receivables due from clients, net of allowance for doubtful accounts of $7,520 and $11,197, respectively	101,311	67,308
Income taxes and other receivables	8,066	9,001
Deferred income taxes	19,942	14,583
Prepaid expenses and other assets	29,306	21,442

Total current assets	345,346	371,597

Marketable securities, non-current	74,518	70,992
Property and equipment, net	26,578	27,970
Cash surrender value of company owned life insurance policies, net of loans	65,528	63,108
Deferred income taxes	46,894	45,141
Goodwill	164,936	133,331
Intangible assets, net	21,792	16,928
Investments and other assets	15,777	11,812

Total assets	$761,369	$740,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$8,904	$10,282
Income taxes payable	10,677	2,059
Compensation and benefits payable	88,065	116,705
Other accrued liabilities	50,418	44,301

Total current liabilities	158,064	173,347
Deferred compensation and other retirement plans	115,833	99,238
Other liabilities	13,104	9,195

Total liabilities	287,001	281,780

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 57,404 and 56,185 shares issued and 45,760 and 44,729 shares outstanding, respectively	376,964	368,430
Retained earnings	73,394	84,922
Accumulated other comprehensive income, net	24,544	6,285

Stockholders’ equity	474,902	459,637
Less: notes receivable from stockholders	(534)	(538)

Total stockholders’ equity	474,368	459,099

Total liabilities and stockholders’ equity	$761,369	$740,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Fee revenue	$140,145	$189,300	$256,948	$395,033
Reimbursed out-of-pocket engagement expenses	6,411	10,437	12,896	22,176

Total revenue	146,556	199,737	269,844	417,209

Compensation and benefits	102,076	129,748	192,461	271,871
General and administrative expenses	27,164	32,323	55,218	66,353
Out-of-pocket engagement expenses	9,464	13,297	18,253	28,030
Depreciation and amortization	2,860	2,881	5,689	5,713
Restructuring charges	2,774	—	20,957	—

Total operating expenses	144,338	178,249	292,578	371,967

Operating income (loss)	2,218	21,488	(22,734)	45,242
Interest and other income (loss), net	2,439	(104)	7,172	1,500
Interest expense	1,259	1,080	2,701	2,304

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	3,398	20,304	(18,263)	44,438
Provision (benefit) for income taxes	879	7,583	(6,486)	16,876
Equity in earnings of unconsolidated subsidiaries, net	226	839	249	1,902

Net income (loss)	$2,745	$13,560	$(11,528)	$29,464

Earnings (loss) per common share:
Basic	$0.06	$0.31	$(0.26)	$0.68

Diluted	$0.06	$0.30	$(0.26)	$0.66

Weighted-average common shares outstanding:
Basic	44,470	43,776	44,123	43,604

Diluted	45,291	44,676	44,123	44,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	October 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(11,528)	$29,464
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,689	5,712
Stock-based compensation expense	9,248	8,528
Loss on disposition of property and equipment	437	85
Provision for doubtful accounts	1,444	4,871
(Gain) loss on cash surrender value of life insurance policies	(5,196)	4,005
Gain on marketable securities classified as trading	(6,115)	—
Realized loss on available-for sale marketable securities	—	1,242
Deferred income taxes	(7,112)	5,557
Change in other assets and liabilities:
Deferred compensation	16,595	(4,229)
Receivables	(28,598)	(9,054)
Prepaid expenses	(4,764)	(4,259)
Investment in unconsolidated subsidiaries	(249)	(3,724)
Income taxes payable	6,530	(6,401)
Accounts payable and accrued liabilities	(40,782)	(95,317)
Other	(4,389)	(551)

Net cash used in operating activities	(68,790)	(64,071)

Cash flows from investing activities:
Purchase of property and equipment	(2,723)	(6,414)
Purchase of intangible assets	(3,481)	—
Proceeds from (purchase of) marketable securities, net	3,090	(9,637)
Cash paid for acquisitions, net of cash acquired	(9,984)	—
Premiums on life insurance policies	(439)	(439)
Dividends received from unconsolidated subsidiaries	157	1,799

Net cash used in investing activities	(13,380)	(14,691)

Cash flows from financing activities:
Payments on life insurance policy loans	—	(367)
Borrowings under life insurance policies	3,219	429
Purchase of common stock	(1,362)	(7,582)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,991	2,484
Tax (expense) benefit from exercise of stock options	(3,125)	162
Net cash provided by (used in) financing activities	2,723	(4,874)

Effect of exchange rate changes on cash and cash equivalents	7,385	(22,432)

Net decrease in cash and cash equivalents	(72,062)	(106,068)
Cash and cash equivalents at beginning of period	255,000	305,296

Cash and cash equivalents at end of period	$182,938	$199,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2009
1. Organization and Summary of Significant Accounting Policies
Nature of Business
Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive search, outsourced recruiting and leadership and talent consulting on a retained basis. The Company’s worldwide network of 78 offices in 37 countries enables it to meet the needs of its clients in all industries.
Basis of Consolidation and Presentation
The condensed consolidated financial statements for the three and six months ended October 31, 2009 and 2008 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Annual Report”) and should be read together with the Annual Report.
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
Marketable Securities
The Company classifies its marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Certain investments, which the Company intends to sell within the next twelve months, are carried as current. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.
Trading securities consist of the Company’s investments, which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded as a component of net (loss) income in interest and other income, net.
Available-for-sale securities consist of time deposits. The changes in fair values, net of applicable taxes, on available-for-sale marketable securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and six months ended October 31, 2009 and 2008, no other-than-temporary impairment was recognized.
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
The Company’s annual goodwill impairment test is performed as of January 31. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. As of the last testing date, these impairment tests indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment as of October 31, 2009 and April 30, 2009.
As of October 31, 2009 and April 30 2009, there were no indicators of impairment with respect to the Company’s intangible assets.
Stock-Based Compensation
The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, stock appreciation rights (“SARs”), restricted stock and an Employee Stock Purchase Plan (“ESPP”). In addition to recognizing compensation expense related to restricted stock and SARs, the Company also recognizes compensation expense related to the estimated fair value of stock options and stock purchases under the ESPP.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
Restructuring Charges
The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value.
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
As of October 31 2009 and April 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities and a put option. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities, other than auction rate securities, are obtained from quoted market prices. The fair value of the auction rate securities and put option are determined by the use of pricing models (see Note 5).
The guidance for SFAS 157 may now be found in the new codification as a component of ASC 820, Fair Value Measurements and Disclosures.
Recently Adopted Accounting Standards
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 in the second fiscal quarter 2009. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s condensed consolidated financial statements. The guidance for SFAS 168 may now be found in the new codification as a component of ASC 105, Generally Accepted Accounting Principles.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities including contingencies and any noncontrolling interests in the acquiree, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time. For acquisitions completed prior to May 1, 2009, the new standard requires that changes in deferred tax valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. The impact of the adoption of SFAS 141R on the Company’s consolidated financial position and results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement. The guidance for SFAS 141R may now be found in the new codification as a component of ASC 805, Business Combinations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, earlier adoption is not permitted. The Company currently does not have significant minority interests in its consolidated subsidiaries and as such SFAS 160 did not have an impact on the Company’s condensed consolidated financial statements. The guidance for SFAS 160 may now be found in the new codification as a component of ASC 810, Consolidation.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements. The guidance for FSP 157-4 may now be found in the new codification as a component of ASC 820-10-65-4, Fair Value Measurements and Disclosures.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements. The guidance for FSP 107-1 may now be found in the new codification as a component of ASC 825-10-65-1, Financial Instruments.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the three months ended July 31, 2009. The implementation of this standard did not have any impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition and the Company concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements. The guidance for SFAS 165 may now be found in the new codification as a component of ASC 855, Subsequent Events.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
2. Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per common share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three months ended October 31, 2009, SARs and options to purchase 1.6 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during the six months ended October 31, 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive. During the three and six months ended October 31, 2008, SARs and options to purchase 1.6 million shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.
The following table summarizes basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net earnings (loss) attributable to common stockholders	$2,745	$13,560	$(11,528)	$29,464

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	44,470	43,776	44,123	43,604
Effect of dilutive securities:
Warrants	48	72	—	76
Restricted stock	385	98	—	160
Stock options	386	717	—	732
ESPP	2	13	—	18

Diluted weighted-average number of common shares outstanding	45,291	44,676	44,123	44,590

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.06	$0.31	$(0.26)	$0.68

Diluted earnings (loss) per share	$0.06	$0.30	$(0.26)	$0.66

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
3. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).
Total comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Net income (loss)	$2,745	$13,560	$(11,528)	$29,464
Foreign currency translation adjustments	5,975	(41,330)	18,259	(42,715)
Unrealized losses on marketable securities, net of taxes	—	(4,829)	—	(6,259)

Comprehensive income (loss)	$8,720	$(32,599)	$6,731	$(19,510)

The components of accumulated other comprehensive income were as follows:

	October 31,	April 30,
	2009	2009
	(in thousands)
Foreign currency translation adjustments	$21,782	$3,523
Defined benefit pension adjustments, net of taxes	2,762	2,762

Accumulated other comprehensive income	$24,544	$6,285

4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Stock options and SARs	$258	$(64)	$494	$224
Restricted stock	4,406	4,268	8,553	8,058
ESPP	88	113	201	246

Total stock-based compensation expense, pre-tax	4,752	4,317	9,248	8,528
Tax benefit from stock-based compensation expense	(1,735)	(1,576)	(3,376)	(3,113)

Total stock-based compensation expense, net of tax	$3,017	$2,741	$5,872	$5,415

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Six Months Ended
	October 31,
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
Stock Incentive Plans
The Korn/Ferry International 2008 Stock Incentive Plan (the “2008 Plan”) was amended by the Company’s stockholders on September 10, 2009, at the 2009 Annual Stockholder Meeting. The amendment makes available an additional 2,360,000 shares of the Company’s common stock for stock-based compensation awards. The 2008 Plan provides for, the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.
Stock Options and SARs
Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Six Months Ended October 31, 2009
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (In Years)	Value
	(in thousands, except per share data)
Outstanding, April 30, 2009	3,113	$14.83
Granted	556	$10.70
Exercised	(341)	$7.94
Forfeited/expired	(373)	$17.02

Outstanding, October 31, 2009	2,955	$14.57	3.99	$9,945

Exercisable, October 31, 2009	2,431	$15.42	3.40	$7,136

Included in the table above are 53,899 SARs outstanding and exercisable as of October 31, 2009 with a weighted-average exercise price of $11.31. As of October 31, 2009, there was $2.3 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 2.0 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
Additional information pertaining to stock options and SARs:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$6.48	$6.67	$4.81	$6.69
Total fair value of stock options and SARs vested	$508	$216	$596	$1,908
Total intrinsic value of stock options exercised	$382	$511	$1,100	$610
Total intrinsic value of SARs paid	$—	$—	$—	$—
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
Restricted stock activity is summarized below:

	Six Months Ended
	October 31,
		Weighted-
		Average Grant
		Date Fair
	Shares	Value
	(in thousands, except per share data)
Non-vested, April 30, 2009	2,387	$15.50
Granted	961	$10.18
Vested	(678)	$20.34
Forfeited/expired	(74)	$14.40

Non-vested, October 31, 2009	2,596	$12.92

As of October 31, 2009, there was $33.5 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and six months ended October 31, 2009, 8,737 shares and 128,654 shares of restricted stock totaling $0.2 million and $1.4 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock. In the three and six months ended October 31, 2008, 7,902 shares and 126,309 shares of restricted stock totaling $0.1 million and $2.1 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.
Common Stock
In the three and six months ended October 31, 2009, the Company issued 50,050 shares and 340,880 shares of common stock as a result of the exercise of stock options. In the three and six months ended October 31, 2008, the Company issued 79,912 shares and 96,412 shares of common stock as a result of the exercise of stock options.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the six months ended October 31, 2009 and 2008, employees purchased 141,923 shares at $9.04 per share and 118,615 shares at $13.37 per share, respectively. No shares were purchased in the three months ended October 31, 2009 and 2008.
5. Marketable Securities
As of October 31, 2009 marketable securities consisted of the following:

October 31,
2009
Trading
(in thousands)
Auction rate securities	$10,774
Auction rate securities put option	1,176
Equity securities (1)	29,874
Fixed income mutual fund (1)	15,388
Non-current money market (1)	21,089

Total	78,301
Less: current portion of marketable securities	(3,783)

Non-current marketable securities	$74,518

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $3.8 million classified as current assets.
As of April 30, 2009 marketable securities consisted of the following:

	April 30, 2009
		Available-for-
	Trading	Sale(1)	Total
	(in thousands)
Auction rate securities	$11,329	$—	$11,329
Auction rate securities put option	1,096	—	1,096
Equity securities (2)	23,816	—	23,816
Fixed income mutual fund (2)	14,320	—	14,320
Non-current money market (2)	22,692	—	22,692
Time deposits	—	2,002	2,002

Total	73,253	2,002	75,255
Less: current portion of marketable securities	(2,261)	(2,002)	(4,263)

Non-current marketable securities	$70,992	$—	$70,992

(1)	Due to the short maturities for these instruments, fair value approximates amortized cost.

(2)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $2.3 million classified as current assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
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
As of October 31, 2009 and April 30, 2009, the Company’s marketable securities included $66.4 million (net of unrealized losses of $3.3 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $62.6 million and $58.5 million are classified as noncurrent. The Company’s obligations for which these assets were held in trust totaled $66.3 million and $60.7 million as of October 31, 2009 and April 30, 2009, respectively.
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	October 31, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$127,649	$127,649	$—	$—
Auction rate securities	10,774	—	—	10,774
Auction rate securities put option	1,176	—	—	1,176
Equity securities	29,874	29,874	—	—
Fixed income mutual fund	15,388	15,388	—	—
Noncurrent money market mutual funds	21,089	21,089	—	—

Total	$205,950	$194,000	$—	$11,950

	April 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$165,590	$165,590	$—	$—
Auction rate securities	11,329	—	—	11,329
Auction rate securities put option	1,096	—	—	1,096
Equity securities	23,816	23,816	—	—
Fixed income mutual fund	14,320	14,320	—	—
Noncurrent money market mutual funds	22,692	22,692	—	—
Time deposits	2,002	2,002	—	—

Total	$240,845	$228,420	$—	$12,425

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Auction Rate Securities
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Balance, beginning of period	$12,225	$17,783	$12,425	$20,475
Auction rate securities put option	42	1,638	164	1,638
Reversal of unrealized loss associated with transfer of security to trading	—	780	—	780
Unrealized loss included in operations	(42)	(1,638)	(164)	(1,638)
Unrealized loss included in accumulated other comprehensive income	—	(327)	—	(586)
Sale of securities	(275)	(700)	(475)	(3,250)
Reversal of unrealized loss associated with sales of securities at par	—	41	—	158

Balance, ending of period	$11,950	$17,577	$11,950	$17,577

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
6. Restructuring Charges
During the three months ended October 31, 2009, the Company reorganized its go-to-market and operating structure in Europe, Middle East and Africa (EMEA”) region, and as a result incurred restructuring charges of $7.6 million against operations, all of which related to severance costs. This restructuring expense was partially offset by $4.8 million of reductions from previous restructuring charges resulting in net restructuring costs of $2.8 million during the three months ended October 31, 2009. The Company’s basic and diluted (loss) earnings per share for the three and six months ended October 31, 2009 would have decreased by $0.07 per share had reductions of previously recorded restructuring charges of $4.8 million (or $3.1 million, net of taxes) not been recorded.
Changes in the restructuring liability during the three months ended October 31, 2009 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2009	$11,530	$21,145	$32,675
Additions charged to expense	7,592	—	7,592
Reductions	(1,911)	(2,907)	(4,818)
Non-cash items	—	(2,272)	(2,272)
Reductions for cash payments	(6,504)	(1,880)	(8,384)
Exchange rate fluctuations	169	166	335

Liability as of October 31, 2009	$10,876	$14,252	$25,128

Changes in the restructuring liability during the six months ended October 31, 2009 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2009	$10,554	$12,807	$23,361
Additions charged to expense	15,940	9,835	25,775
Reductions	(1,911)	(2,907)	(4,818)
Non-cash items	(370)	(2,341)	(2,711)
Reductions for cash payments	(13,917)	(3,914)	(17,831)
Exchange rate fluctuations	580	772	1,352

Liability as of October 31, 2009	$10,876	$14,252	$25,128

As of October 31, 2009 and April 30, 2009, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheet, except for $5.4 million, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next eight years.
The restructuring liability by segment is summarized below:

	October 31, 2009
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$703	$1,586	$2,289
EMEA	9,719	9,469	19,188
Asia Pacific	—	827	827
South America	231	—	231

Total Executive Recruitment	10,653	11,882	22,535
Futurestep	223	2,370	2,593

Liability as of October 31, 2009	$10,876	$14,252	$25,128

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009

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
The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Service cost	$85	$174	$170	$348
Interest cost	945	910	1,890	1,820
Amortization of actuarial gain	(20)	(21)	(40)	(42)
Amortization of net transition obligation	—	53	—	106

Net periodic benefit costs	$1,010	$1,116	$2,020	$2,232

The Company also has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended October 31, 2009 and 2008, of $0.2 million and $2.9 million, respectively. The Company made contributions to the ECAP during the six months ended October 31, 2009 and 2008, of $0.6 million and $14.7 million, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2009, deferred compensation liability increased, therefore the Company recognized a compensation expense of $1.4 million and $4.0 million, respectively. The reduction in the deferred compensation liability recognized in income during the three and six months ended October 31, 2008 was $7.8 million and $8.6 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
8. Business Segments
The Company operates in two global business segments; executive recruitment and Futurestep. The executive recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries and provides other related recruiting services. Futurestep creates customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. Their portfolio of services include recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The executive recruitment business segment is managed by geographic regional leaders. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.
Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate(1)	Consolidated
	(in thousands)
Fee revenue	$68,230	$35,376	$13,563	$6,122	$123,291	$16,854	$—	$140,145
Total revenue	$71,909	$36,213	$13,911	$6,263	$128,296	$18,260	$—	$146,556
Operating income (loss)	$12,529	$(4,204)	$(26)	$1,375	$9,674	$2,617	$(10,073)	$2,218

	Three Months Ended October 31, 2008
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate(1)	Consolidated
	(in thousands)
Fee revenue	$91,697	$40,486	$21,187	$6,828	$160,198	$29,102	$—	$189,300
Total revenue	$97,224	$42,010	$21,603	$6,954	$167,791	$31,946	$—	$199,737
Operating income (loss)	$16,197	$5,910	$3,267	$1,214	$26,588	$1,221	$(6,321)	$21,488

	Six Months Ended October 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate(1)	Consolidated
	(in thousands)
Fee revenue	$123,522	$64,597	$25,934	$10,567	$224,620	$32,328	$—	$256,948
Total revenue	$130,962	$66,620	$26,544	$10,804	$234,930	$34,914	$—	$269,844
Operating income (loss)	$16,736	$(21,824)	$949	$689	$(3,450)	$1,802	$(21,086)	$(22,734)

	Six Months Ended October 31, 2008
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate(1)	Consolidated
	(in thousands)
Fee revenue	$185,671	$92,076	$42,590	$14,413	$334,750	$60,283	$—	$395,033
Total revenue	$197,068	$95,490	$43,458	$14,647	$350,663	$66,546	$—	$417,209
Operating income (loss)	$34,834	$14,396	$6,743	$2,294	$58,267	$4,076	$(17,101)	$45,242

(1)
Increase in operating loss primarily due to $3.1 million and $2.7 million in expenses related to a change in amounts due under deferred compensation plans determined by an increase (or decrease) in market values, during the three and six months ended October 31, 2009 respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2009
9. Acquisition
On June 11, 2009, the Company acquired all of the outstanding share capital of Whitehead Mann Limited and Whitehead Mann SAS, together referred to as Whitehead Mann (“WHM”). WHM is engaged in providing executive recruitment and other related recruiting services in the United Kingdom, Dubai and France. Actual results of operations of WHM are included in the Company’s consolidated financial statements from June 11, 2009, the effective date of the acquisition, and include $10.4 million and $16.2 million in fee revenue from this acquisition during the three and six month periods ended October 31, 2009, respectively.

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
In an effort to maintain our long-term strategy of being the leading provider of executive search, middle-management recruitment, RPO, LTC and executive coaching, our strategic focus for the remainder of fiscal 2010 will center upon enhancing the cross-selling of our multi-service strategy. We plan to continue to address areas of increasing client demand, including RPO and LTC. We plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.
Although global economic conditions and demand for our services continued to show signs of improvement during the three months ended October 31, 2009, the demand for executive searches has significantly declined as compared to the year-ago period, which caused declines in our results of operations. Fee revenue decreased 26% in the three months ended October 31, 2009 to $140.1 million compared to $189.3 million in the year-ago period, with decreases in fee revenue in all regions. The North America and Asia Pacific regions in executive recruitment experienced the largest dollar decreases in fee revenue. During the three months ended October 31, 2009, we recorded operating income of $2.2 million with operating income from executive recruitment and Futurestep of $9.7 million and $2.6 million, respectively and corporate expenses of $10.1 million. This represents a decrease of 90% from operating income of $21.5 million in the three months ended October 31, 2008.

During the three months ended October 31, 2009, we reorganized our go-to-market and operating structure in Europe, Middle East and Africa (“EMEA”) region, and as a result incurred restructuring charges in the three months ended October 31, 2009 of $7.6 million to reduce the combined work force. This restructuring expense was partially offset by $4.8 million of reductions from previous restructuring charges resulting in net restructuring costs of $2.8 million in the three months ended October 31, 2009.
Our cash, cash equivalents and marketable securities decreased $69.1 million, or 21% to $261.2 million at October 31, 2009 compared to $330.3 million at April 30, 2009, primarily due to the payment of annual bonuses. As of October 31, 2009, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $69.7 million and a fair value of $66.4 million. Our working capital decreased $11.0 million in the six months ended October 31, 2009, to $187.3 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements. We had no long-term debt nor any outstanding borrowings under our credit facility at October 31, 2009.
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
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.6	5.5	5.0	5.6

Total revenue	104.6	105.5	105.0	105.6
Compensation and benefits	72.8	68.5	74.9	68.8
General and administrative expenses	19.4	17.1	21.5	16.8
Out-of-pocket engagement expenses	6.8	7.0	7.1	7.1
Depreciation and amortization	2.0	1.5	2.2	1.4
Restructuring charges	2.0	—	8.1	—

Operating income (loss)	1.6	11.4	(8.8)	11.5

Net income (loss)	2.0%	7.2%	(4.5)%	7.5%

The following tables summarize the results of our operations by business segment:

	Three Months Ended October 31,				Six Months Ended October 31,
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue:
Executive recruitment:
North America	$68,230	48.7%	$91,697	48.4%	$123,522	48.1%	$185,671	47.0%
EMEA	35,376	25.2	40,486	21.4	64,597	25.1	92,076	23.3
Asia Pacific	13,563	9.7	21,187	11.2	25,934	10.1	42,590	10.8
South America	6,122	4.4	6,828	3.6	10,567	4.1	14,413	3.6

Total executive recruitment	123,291	88.0	160,198	84.6	224,620	87.4	334,750	84.7
Futurestep	16,854	12.0	29,102	15.4	32,328	12.6	60,283	15.3

Total fee revenue	140,145	100.0%	189,300	100.0%	256,948	100.0%	395,033	100.0%

Reimbursed out-of-pocket engagement expense	6,411		10,437		12,896		22,176

Total revenue	$146,556		$199,737		$269,844		$417,209

	Three Months Ended October 31,				Six Months Ended October 31,
	2009		2008		2009		2008
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss):
Executive recruitment:
North America	$12,529	18.4%	$16,197	17.7%	$16,736	13.5%	$34,834	18.8%
EMEA	(4,204)	(11.9)	5,910	14.6	(21,824)	(33.8)	14,396	15.6
Asia Pacific	(26)	(0.2)	3,267	15.4	949	3.7	6,743	15.8
South America	1,375	22.5	1,214	17.8	689	6.5	2,294	15.9

Total executive recruitment	9,674	7.8	26,588	16.6	(3,450)	(1.5)	58,267	17.4
Futurestep	2,617	15.5	1,221	4.2	1,802	5.6	4,076	6.8
Corporate (2)	(10,073)		(6,321)		(21,086)		(17,101)

Operating income (loss)	$2,218	1.6%	$21,488	11.4%	$(22,734)	(8.8)%	$45,242	11.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

(2)
Increase in operating loss primarily due to $3.1 million and $2.7 million in expenses related to a change in amounts due under deferred compensation plans determined by an increase (or decrease) in market values, during the three and six months ended October 31, 2009, respectively.

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008
Fee Revenue
Fee Revenue. Fee revenue decreased $49.2 million, or 26%, to $140.1 million in the three months ended October 31, 2009 compared to $189.3 million in the three months ended October 31, 2008. The decline in fee revenue was primarily attributable to a 25% decrease in the number of engagements billed during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 and a 1% decrease in average fees billed per engagement during the same period, both of which were driven by the depressed global economic conditions, which continue to have an impact on many of our client’s people initiatives. Exchange rates unfavorably impacted fee revenues by $2.6 million in the three months ended October 31, 2009.

Executive Recruitment. Executive recruitment reported fee revenue of $123.3 million, a decrease of $36.9 million, or 23%, in the three months ended October 31, 2009 compared to $160.2 million in the three months ended October 31, 2008 due to a 21% decrease in the number of engagements billed in the three months ended October 31, 2009 as compared to the year-ago period and to a 3% decrease in the average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $2.4 million in the three months ended October 31, 2009.
North America reported fee revenue of $68.2 million, a decrease of $23.5 million, or 26%, in the three months ended October 31, 2009 compared to $91.7 million in the three months ended October 31, 2008, primarily due to a 26% decrease in the number of engagements billed during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. The overall decline in fee revenue was driven by significant declines in fee revenue in the industrial, life sciences, consumer goods and technology sectors. Exchange rates unfavorably impacted North America fee revenue by $0.1 million in the three months ended October 31, 2009.
EMEA reported fee revenue of $35.4 million, a decrease of $5.1 million, or 13%, in the three months ended October 31, 2009 compared to $40.5 million in the three months ended October 31, 2008. EMEA’s decrease in fee revenue was driven by an 8% decrease in the number of engagements billed in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 and a 5% decrease in average fees billed per engagement during the same period. The decrease in fee revenue was partially offset by $10.4 million in fee revenue earned during the three months ended October 31, 2009, from the acquisition of Whitehead Mann. The performance in existing offices in the United Arab Emirates, Germany, Netherlands and Italy were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2009 in comparison to the year-ago period. The technology and industrial sectors experienced the largest decrease in fee revenue in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. Exchange rates unfavorably impacted EMEA fee revenue by $2.1 million in the three months ended October 31, 2009.
Asia Pacific reported fee revenue of $13.5 million, a decrease of $7.7 million, or 36%, in the three months ended October 31, 2009 compared to $21.2 million in the three months ended October 31, 2008 due to a 24% decline in the number of engagements billed and a decrease of 16% in average fees billed per engagement in the three months ended October 31, 2009 compared to the three months ended October 31, 2008. The decline in performance in Hong Kong, Japan and Singapore were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2009 over the year-ago period. The largest decrease in fee revenue was experienced in the financial services and industrial sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $0.1 million in the three months ended October 31, 2009.
South America reported fee revenue of $6.2 million, a decrease of $0.6 million, or 9%, in the three months ended October 31, 2009 compared to $6.8 million in the three months ended October 31, 2008. The number of engagements billed decreased 37% within the region in three months ended October 31, 2009 compared to the three months ended October 31, 2008. This decrease was partially offset by an increase in the average fees billed per engagement during the same period. The decline in performance in the financial services and industrial sectors was the primary contributor to the decrease in fee revenue in the three months ended October 31, 2009 compared to the three months ended October 31, 2008. Exchange rates unfavorably impacted fee revenue for South America by $0.1 million in the three months ended October 31, 2009.
Futurestep. Futurestep reported fee revenue of $16.8 million, a decrease of $12.3 million, or 42%, in the three months ended October 31, 2009 compared to $29.1 million in the three months ended October 31, 2008. The decline in Futurestep’s fee revenue is due to a 34% decrease in the number of engagements billed in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008 and a 12% decrease in average fees billed per engagement during the same period. Of the total decrease in fee revenue in the three months ended October 31, 2009 compared to the three months ended October 31, 2008, North America experienced the largest dollar decline, with a decrease in fee revenue of $6.7 million, or 53%, to $6.0 million; Europe fee revenue decreased by $3.8 million, or 47%, to $4.3 million and Asia fee revenue decreased $1.8 million, or 22%, to $6.5 million.
Compensation and Benefits
Compensation and benefits expense decreased $27.6 million, or 21%, to $102.1 million in the three months ended October 31, 2009 from $129.7 million in the three months ended October 31, 2008. The decrease in compensation and benefits expenses is primarily due to a decline in global headcount, net of approximately 592 employees or 21%, coupled with a decrease in the weighted-average compensation in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. Restructurings related to previous fiscal 2009 cost realignment and our reorganization of EMEA during the first half of fiscal 2010 reduced our workforce. Exchange rates favorably impacted compensation and benefits expenses by $1.9 million during the three months ended October 31, 2009.

Executive recruitment compensation and benefits costs decreased $22.8 million, or 22%, to $83.3 million in the three months ended October 31, 2009 compared to $106.1 million in the three months ended October 31, 2008 primarily due to a decline in executive search headcount, net of approximately 354 employees, or 18% and a decrease in the weighted-average compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $1.8 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 68% in the three months ended October 31, 2009 compared to 66% in the three months ended October 31, 2008.
Futurestep compensation and benefits expense decreased $8.1 million, or 39%, to $12.7 million in the three months ended October 31, 2009 from $20.8 million in the three months ended October 31, 2008 primarily due to a decline in Futurestep headcount, net of approximately 235 employees, or 33% and a decline in weighted-average compensation in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 75% in the three months ended October 31, 2009 from 71% in the three months ended October 31, 2008.
Corporate compensation and benefits expense increased $3.3 million, or 118%, to $6.1 million in the three months ended October 31, 2009 compared to $2.8 million in the three months ended October 31, 2008 primarily due to an $8.8 million increase in certain other deferred compensation liabilities during the three months ended October 31, 2009. We hold marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 — Marketable Securities, in the notes to our condensed consolidated financial statements. This increase was offset by a $5.7 million decrease in certain other deferred compensation retirement plan liabilities due to an increase in cash surrender value of company owned life insurance policies (“COLI”).
General and Administrative Expenses
General and administrative expenses decreased $5.1 million, or 16%, to $27.2 million in the three months ended October 31, 2009 compared to $32.3 million in the three months ended October 31, 2008. Exchange rates favorably impacted general and administrative expenses by $0.4 million in the three months ended October 31, 2009.
Executive recruitment general and administrative expenses decreased $3.0 million, or 13%, to $20.2 million in the three months ended October 31, 2009 from $23.2 million in the three months ended October 31, 2008. The decrease in general and administrative expenses was driven by a decrease in business development expense of $0.8 million and $2.0 million in bad debt expense. Business development expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis. Bad debt expense decreased due to overall lower accounts receivable balance contributing to fewer bad debt write-offs during the three months ended October 31, 2009 as compared to the year-ago period and recoveries of previous write-offs during the three months ended October 31, 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 16% in the three months ended October 31, 2009 compared to 15% in the three months ended October 31, 2008.
Futurestep general and administrative expenses decreased $2.5 million, or 41%, to $3.6 million in the three months ended October 31, 2009 compared to $6.1 million in the three months ended October 31, 2008 primarily due to decreases of $0.7 million in premises and office expense, $0.9 million in miscellaneous expenses including travel and meetings and $0.4 million in business development expenses. Premises and office expense decreased due to the closure of offices in the second half of fiscal 2009 and general expenses decreased primarily due to the decline in our overall business activities. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in both the three months ended October 31, 2009 and 2008.
Corporate general and administrative expenses increased $0.4 million, or 13%, to $3.4 million in the three months ended October 31, 2009 compared to $3.0 million in the three months ended October 31, 2008 due to an increase in marketing and business development expenses.

Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $3.8 million, or 29%, to $9.5 million in the three months ended October 31, 2009, compared to $13.3 million in the three months ended October 31, 2008. Out-of-pocket engagement expenses as a percentage of fee revenue, was 7% in both the three months ended October 31, 2009 and 2008.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $2.9 million and $2.8 million in the three months ended October 31, 2009 and 2008, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring Charges
We reorganized our go-to-market and operating structure in EMEA and as a result incurred restructuring charges in the three months ended October 31, 2009 of $7.6 million to reduce the combined work force. This restructuring expense was partially offset by $4.8 million of reductions from previous restructuring charges ($1.9 million in severance costs and $2.9 million in facilities costs) resulting in net restructuring costs of $2.8 million in three months ended October 31, 2009. No restructuring costs were incurred in the three months ended October 31, 2008.
Operating Income (Loss)
Operating income decreased $19.2 million, to operating income of $2.3 million in the three months ended October 31, 2009 compared to operating income of $21.5 million in the three months ended October 31, 2008. This decrease in operating income resulted from a $49.2 million decrease in fee revenue during the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. The decrease in fee revenue was partially offset by a decrease in operating expenses of $33.9 million during the same period, which includes net restructuring charges of $2.8 million during the three months ended October 31, 2009. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits, which was due to a decline in global headcount and a decrease in variable compensation, and to a lesser extent a decrease in general and administrative expenses.
Executive recruitment operating income decreased $16.9 million, or 64%, to operating income of $9.7 million in the three months ended October 31, 2009 compared to operating income of $26.6 million in the three months ended October 31, 2008. The decline in executive recruitment operating income is attributable to a $36.9 million decrease in fee revenue offset by a reduction in compensation expenses relating to a decrease in headcount and weighted-average compensation. These decreases were partially offset by an increase in net restructuring charges of $5.3 million recorded in the three months ended October 31, 2009. Executive recruitment operating income during the three months ended October 31, 2009, as a percentage of fee revenue, was 8% compared to 17% in the three months ended October 31, 2008.
Futurestep operating income increased by $1.4 million, to operating income of $2.6 million in the three months ended October 31, 2009 as compared to operating income of $1.2 million in the three months ended October 31, 2008. The change in Futurestep operating income is primarily due to a recovery of previously recorded restructuring expenses of $2.5 million during the three months ended October 31, 2009 compared to the three months ended October 31, 2008, which primarily relates to lower facility lease costs than originally recorded. Futurestep operating income, as a percentage of fee revenue, was 16% in the three months ended October 31, 2009, compared to 4% in the three months ended October 31, 2008.
Interest Income and Other Income, Net
Interest income and other income, net increased by $2.6 million, to $2.5 million in the three months ended October 31, 2009. The increase in interest and other income, net was due to net trading gains on marketable securities of $1.8 million recorded in the three months ended October 31, 2009, as compared to net trading losses of $1.5 million incurred in the three months ended October 31, 2008. This increase was partially offset by a $0.4 million decrease in interest and dividend income in the three months ended October 31, 2009 as compared to the three months ended October 31, 2008. Interest and dividend income decreased primarily as a result of lower average United States cash balances, and lower overall interest rates compared to the three months ended October 31, 2008.

Interest Expense
Interest expense, primarily related to borrowings under COLI, was $1.3 million in the three months ended October 31, 2009 compared to $1.1 million in the three months ended October 31, 2008.
Provision (Benefit) for Income Taxes
The provision for income taxes was $0.9 million in the three months ended October 31, 2009 compared to a provision for income taxes of $7.6 million in the three months ended October 31, 2008. The provision for income taxes in the three months ended October 31, 2009 reflects a 26% effective tax rate, compared to a 36% effective tax rate for the three months ended October 31, 2008. The effective income tax rate in the three months ended October 31, 2009 is lower when compared to the effective income tax rate in three months ended October 31, 2008, primarily due to the use of net operating losses in the first half of fiscal 2010, associated with the restructurings in EMEA.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.2 million in the three months ended October 31, 2009 compared to $0.8 million in the three months ended October 31, 2008.
Six Months Ended October 31, 2009 Compared to Six Months Ended October 31, 2008
Fee Revenue
Fee Revenue. Fee revenue decreased $138.1 million, or 35%, to $256.9 million in the six months ended October 31, 2009 compared to $395.0 million in the six months ended October 31, 2008. The decline in fee revenue was primarily attributable to a 27% decrease in the number of engagements billed during the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 and a 11% decrease in average fees billed per engagement during the same period, both of which were driven by the depressed global economic conditions, which continues to have a significant impact on many of our client’s people initiatives. Exchange rates unfavorably impacted fee revenues by $11.3 million in six months ended October 31, 2009.
Executive Recruitment. Executive recruitment reported fee revenue of $224.6 million, a decrease of $110.2 million, or 33%, in the six months ended October 31, 2009 compared to $334.8 million in the six months ended October 31, 2008 due to a 25% decrease in the number of engagements billed in the six months ended October 31, 2009 as compared to the year-ago period and to a 11% decrease in the average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $9.6 million in the six months ended October 31, 2009.
North America reported fee revenue of $123.5 million, a decrease of $62.2 million, or 34%, in the six months ended October 31, 2009 compared to $185.7 million in the six months ended October 31, 2008 primarily due to a 28% decrease in the number of engagements billed during the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 and a 7% decrease in the average fees billed per engagement in the region during the same period. The overall decline in fee revenue was driven by significant declines in fee revenue in the industrial, technology, consumer goods and life sciences sectors. Exchange rates unfavorably impacted North America fee revenue by $0.8 million in the six months ended October 31, 2009.
EMEA reported fee revenue of $64.6 million, a decrease of $27.5 million, or 30%, in the six months ended October 31, 2009 compared to $92.1 million in the six months ended October 31, 2008. EMEA’s decrease in fee revenue was driven by a 20% decrease in the number of engagements billed in the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 and a 12% decrease in average fees billed per engagement during the same period. The decrease in fee revenue was partially offset by $16.2 million in fee revenue from the acquisition of Whitehead Mann during the six months ended October 31, 2009. The performance in existing offices in the United Arab Emirates, Germany, the Netherlands and Italy were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2009 in comparison to the year-ago period. The industrial, financial services and technology sectors experienced the largest decrease in fee revenue in the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. Exchange rates unfavorably impacted EMEA fee revenue by $7.1 million in the six months ended October 31, 2009.

Asia Pacific reported fee revenue of $25.9 million, a decrease of $16.7 million, or 39%, in the six months ended October 31, 2009 compared to $42.6 million in the six months ended October 31, 2008 due to a 23% decline in the number of engagements billed and a decrease of 21% in average fees billed per engagement in the six months ended October 31, 2009 compared to the six months ended October 31, 2008. The decline in performance in Hong Kong, Japan, Singapore, Australia, and India were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2009 over the year-ago period. The largest decrease in fee revenue was experienced in the financial services and industrial sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $0.9 million in the six months ended October 31, 2009.
South America reported fee revenue of $10.6 million, a decrease of $3.8 million, or 26%, in the six months ended October 31, 2009 compared to $14.4 million in the six months ended October 31, 2008. The number of engagements billed decreased 29%, within the region in six months ended October 31, 2009 compared to the six months ended October 31, 2008. The decline in performance in the industrial, consumer goods and financial services sectors were the primary contributor to the decrease in fee revenue in the six months ended October 31, 2009 compared to the six months ended October 31, 2008. Exchange rates unfavorably impacted fee revenue for South America by $0.8 million in the six months ended October 31, 2009.
Futurestep. Futurestep reported fee revenue of $32.3 million, a decrease of $28.0 million, or 46%, in the six months ended October 31, 2009 compared to $60.3 million in the six months ended October 31, 2008. The decline in Futurestep’s fee revenue is due to a 33% decrease in the number of engagements billed in the six months ended October 31, 2009 as compared to the six months ended October 31, 2008 and a 20% decrease in average fees billed per engagement during the same period. Of the total decrease in fee revenue in the six months ended October 31, 2009 compared to the six months ended October 31, 2008, North America experienced the largest dollar decline, with a decrease in fee revenue of $13.3 million, or 54%, to $11.4 million; Europe fee revenue decreased by $9.9 million, or 53%, to $8.7 million and Asia fee revenue decreased $4.8 million, or 28%, to $12.2 million. Exchange rates unfavorably impacted fee revenue by $1.7 million in the six months ended October 31, 2009.
Compensation and Benefits
Compensation and benefits expense decreased $79.4 million, or 29%, to $192.5 million in the six months ended October 31, 2009 from $271.9 million in the six months ended October 31, 2008. The decrease in compensation and benefits expenses is primarily due to a decline in global headcount, net of approximately 592 employees, or 21% coupled with a decrease in the weighted-average compensation in the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. As discussed below in Restructuring Charges, due to our acquisition of Whitehead Mann and the reorganization of our go-to-market and operating structure in EMEA, we implemented a restructuring in the six months ended October 31, 2009 which further reduced our workforce. The reduction in workforce is related to restructurings in response to the unprecedented global economic downturn, the acquisition of Whitehead Mann and our reorganization of our go-to-market and operating structure. Exchange rates favorably impacted compensation and benefits expenses by $8.2 million during the six months ended October 31, 2009.
Executive recruitment compensation and benefits costs decreased $64.7 million, or 29%, to $155.5 million in the six months ended October 31, 2009 compared to $220.2 million in the six months ended October 31, 2008 primarily due to a decline in executive search headcount, net of approximately 354 employees, or 18% and a decrease in the weighted-average compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $7.0 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 69% in the six months ended October 31, 2009 compared to 66% in the six months ended October 31, 2008.
Futurestep compensation and benefits expense decreased $16.8 million, or 40%, to $25.1 million in the six months ended October 31, 2009 from $41.9 million in the six months ended October 31, 2008 primarily due to a decline in Futurestep headcount, net of approximately 235 employees, or 33% and a decline in the weighted-average compensation in the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. Exchange rates favorably impacted Futurestep compensation and benefits expense by $1.2 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the six months ended October 31, 2009 from 70% in the six months ended October 31, 2008.

Corporate compensation and benefits expense increased $2.1 million, or 21%, to $11.9 million in the six months ended October 31, 2009 compared to $9.8 million in the six months ended October 31, 2008 primarily due to a $12.1 million increase in certain other deferred compensation liabilities during the six months ended October 31, 2009. We hold marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 — Marketable Securities, in the notes to our condensed consolidated financial statements. This decrease was partially offset by a $9.4 million decrease in certain other deferred compensation retirement plan liabilities due to an increase in cash surrender value of COLI and reduction in salaries.
General and Administrative Expenses
General and administrative expenses decreased $11.1 million, or 17%, to $55.3 million in the six months ended October 31, 2009 compared to $66.4 million in the six months ended October 31, 2008. Exchange rates favorably impacted general and administrative expenses by $2.6 million in the six months ended October 31, 2009.
Executive recruitment general and administrative expenses decreased $7.5 million, or 16%, to $40.3 million in the six months ended October 31, 2009 from $47.8 million in the six months ended October 31, 2008. The decrease in general and administrative expenses was driven by a decrease in business development expense of $2.1 million, premises and office expense of $1.6 million, miscellaneous expenses including travel and meetings of $1.1 million and $2.6 million in bad debt expense. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis, including lower premises and office expense due to the closure of offices in the second half of fiscal 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 18% in the six months ended October 31, 2009 compared to 14% in the six months ended October 31, 2008.
Futurestep general and administrative expenses decreased $5.0 million, or 42%, to $7.0 million in the six months ended October 31, 2009 compared to $12.0 million in the six months ended October 31, 2008 primarily due to decreases of $1.6 million in premises and office expense, $1.7 million in miscellaneous expenses including travel and meetings, $0.8 million in business development expense and $0.8 million in bad debt expenses. General expenses decreased primarily due to the decline in our overall business activities. Bad debt expense decreased due to an overall lower accounts receivable balance contributing to fewer bad debt write-offs during the six months ended October 31, 2009 as compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in the six months ended October 31, 2009 compared to 20% in the six months ended October 31, 2008.
Corporate general and administrative expenses increased $1.4 million, or 21%, to $8.0 million in the six months ended October 31, 2009 compared to $6.6 million in the six months ended October 31, 2008 primarily due to an increase in legal and professional fees primarily incurred in connection with the acquisition of Whitehead Mann.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $9.7 million, or 35%, to $18.3 million in the six months ended October 31, 2009, compared to $28.0 million in the six months ended October 31, 2008. Out-of-pocket engagement expenses as a percentage of fee revenue, was 7% in both the six months ended October 31, 2009 and 2008.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $5.7 million in the six months ended October 31, 2009 and 2008. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges
We reorganized our go-to-market and operating structure in EMEA and in an effort to reduce redundancy attributed to the acquisition of Whitehead Mann we incurred restructuring charges in the six months ended October 31, 2009 of $25.8 million to reduce the combined work force and to consolidate premises. This restructuring expense was partially offset by $4.8 million of reductions from previous restructuring charges ($1.9 million in severance costs and $2.9 million in premise and facilities costs) resulting in net restructuring costs of $21.0 million in six months ended October 31, 2009. No restructuring costs were incurred in the six months ended October 31, 2008.
Operating (Loss) Income
Operating income decreased $67.9 million, to an operating loss of $22.7 million in the six months ended October 31, 2009 compared to operating income of $45.2 million in the six months ended October 31, 2008. This decrease in operating income resulted from a $138.1 million decrease in fee revenue during the six months ended October 31, 2009 as compared to the six months ended October 31, 2008, which was partially offset by a decrease in operating expenses of $79.4 million during the same period. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits, offset by an increase in restructuring charges of $21.0 million.
Executive recruitment operating income decreased $61.7 million, or 106%, to an operating loss of $3.4 million in the six months ended October 31, 2009 compared to operating income of $58.3 million in the six months ended October 31, 2008. The decline in executive recruitment operating income is attributable to a decrease in revenues offset by a reduction in compensation expenses relating to a decrease in headcount and weighted-average compensation, as well as a decrease in general and administrative expenses. These decreases were partially offset by an increase in restructuring charges of $21.0 million recorded in the six months ended October 31, 2009. Executive recruitment operating loss during the six months ended October 31, 2009, as a percentage of fee revenue, was 1.5% compared to operating income as a percentage of fee revenue of 17% in the six months ended October 31, 2008.
Futurestep operating income decreased by $2.3 million to $1.8 million in the six months ended October 31, 2009 as compared to $4.1 million in the six months ended October 31, 2008. The change in Futurestep operating income is primarily due to a decrease in fee revenue of $28.0 million due to a decrease in the number of engagements billed during the six months ended October 31, 2009 compared to the six months ended October 31, 2008 offset by a decrease in compensation and benefits as well as general and administrative expenses. These decreases were partially offset by a recovery of previously recorded restructuring expenses of $2.5 million during the six months ended October 31, 2009 compared to the six months ended October 31, 2008, which primarily relates to lower facility lease costs than originally recorded. Futurestep operating income, as a percentage of fee revenue, was 6% in the six months ended October 31, 2009, compared to operating income, as a percentage of fee revenue of 7% in the six months ended October 31, 2008.
Interest Income and Other Income, Net
Interest income and other income, net increased by $5.7 million, to $7.2 million in the six months ended October 31, 2009 from $1.5 million in the six months ended October 31, 2008. The increase in interest and other income, net was due to net trading gains on marketable securities of $5.6 million during the three months ended October 31, 2009, as compared to net trading losses on marketable securities of $1.7 million in the three months ended October 31, 2008. This increase was partially offset by a $1.2 million decrease in interest and dividend income. Interest and dividend income decreased primarily as a result of lower average cash balances, and lower overall interest rates compared to the six months ended October 31, 2008.
Interest Expense
Interest expense, primarily related to borrowings under COLI, was $2.7 million in the six months ended October 31, 2009 compared to $2.3 million in the six months ended October 31, 2008.
(Benefit) Provision for Income Taxes
The benefit for income taxes was $6.5 million in the six months ended October 31, 2009 compared to a provision for income taxes of $16.9 million in the six months ended October 31, 2008. The income taxes in the six months ended October 31, 2009 reflects a 36% effective tax rate compared to a 38% effective tax rate for the six months ended October 31, 2008. The effective income tax rate in the six months ended October 31, 2009 is lower when compared to the effective income tax rate in the six months ended October 31, 2008, as we did not recognize tax benefits in certain countries in Europe associated with net operating losses from the restructurings during the six months ended October 31, 2009.

Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net (loss) income, net of taxes. Equity in earnings was $0.2 million in the six months ended October 31, 2009 compared to $1.9 million in the six months ended October 31, 2008.
Liquidity and Capital Resources
Although global economic conditions and demand for our services continued to show signs of improvement during the three months ended October 31, 2009, the demand for executive searches has significantly declined as compared to a year-ago. In response to the uncertain economic environment and labor markets, we have taken steps to align our cost structure with anticipated revenue levels, in an effort to retain positive cash flow. Continued adverse changes in our revenue, however, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows and if such a condition were to persist, it would require us to obtain additional financing to meet our capital needs. We believe that the cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have deteriorated significantly compared to the year-ago period and recovery may be long and gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.
As of October 31, 2009 and April 30, 2009, our marketable securities included $66.4 million (net of unrealized losses of $3.3 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $62.6 million and $58.5 million are classified as noncurrent. Our obligations for which these assets were held in trust totaled $66.3 million and $60.7 million as of October 31, 2009 and April 30, 2009, respectively.
The net decrease in our working capital of $11.0 million as of October 31, 2009 compared to April 30, 2009 is primarily attributable to a net decrease in accrued compensation and benefits payable and cash and cash equivalents, offset to some extent by an increase in accounts receivable. Compensation and benefits payable decreased due to a reduction in worldwide headcount and a reduction in variable compensation while cash and cash equivalents decreased due to the payment of annual bonuses. Accounts receivable increased due to an increase in the number of engagements billed during the six months ended October 31, 2009 compared to the six months ended April 30, 2009.
Cash and cash equivalents and marketable securities were approximately $261.2 million and $330.3 million as of October 31, 2009 and April 30, 2009, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of auction rate municipal securities, equity securities and fixed income mutual funds. The primary objectives for these investments are liquidity or to meet the obligations under certain of our deferred compensation plans.
Cash used in operating activities was $68.8 million in the six months ended October 31, 2009, an increase of $4.7 million, from cash used in operating activities of $64.1 million in the six months ended October 31, 2008. The increase in cash used in operating activities is primarily due to a $54.5 million decrease in accounts payable and accrued liabilities offset by a $41.0 million decrease in net income. The decrease in accounts payable and accrued liabilities is attributable mainly to a reduction in worldwide headcount and weighted-average compensation. The decrease in net income is due to a decrease in revenues, partially offset by a decrease in operating expenses.

Cash used in investing activities was $13.4 million in the six months ended October 31, 2009, a decrease of $1.3 million, from cash used in investing activities of $14.7 million in the six months ended October 31, 2008. In the six months ended October 31, 2009, cash used in investing activities was primarily attributable to $10.0 million in cash used to acquire Whitehead Mann. In the six months ended October 31, 2008, we used $9.6 million and $6.4 million to purchase marketable securities and property and equipment, respectively.
Cash provided by financing activities was $2.7 million in the six months ended October 31, 2009, an increase of $7.6 million from cash used in investing activities of $4.9 million in the six months ended October 31, 2008. Borrowings under life insurance policies increased $2.8 million in the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. In addition, cash used to repurchase shares of common stock decreased $6.2 during the six months ended October 31, 2009 as compared to the six months ended October 31, 2008. As of October 31, 2009, $36.4 million remained available for repurchase under our repurchase program, which was approved by the Board of Directors.
Long-Term Debt
Total outstanding borrowings under our COLI policies were $64.6 million and $61.6 million as of October 31, 2009 and April 30, 2009, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $130.1 million and $124.7 million as of October 31, 2009 and April 30, 2009, respectively.
In March 2008, we amended our Senior Secured Revolving Credit Facility (the “Facility”) with Wells Fargo Bank. The Facility has a $50.0 million borrowing capacity with no borrowing base restrictions, expiring March 2011. We had no outstanding borrowings under our Facility at October 31, 2009; however, at October 31, 2009 there were $5.9 million of standby letters of credit issued under this Facility. We are negotiating an amendment to certain covenants of our Facility with Wells Fargo Bank and expect to complete the negotiations in the near term. Although, we have sufficient liquidity to meet our operating cash flow requirements and do not anticipate accessing the Facility prior to the completion of negotiations, until the negotiations are completed, we do not have access to this Facility.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2009, we recognized foreign currency losses, after income taxes, of $0.3 million primarily related to our Latin America, Asia Pacific and EMEA operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $2.7 million, $4.5 million and $6.4 million, respectively, based on outstanding balances at October 31, 2009. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $2.7 million, $4.5 million and $6.4 million, respectively, based on outstanding balances at October 31, 2009.
Interest Rate Risk.
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of October 31, 2009, we had no outstanding balance under our Facility. We have $64.6 million of borrowings against the cash surrender value of COLI contracts as of October 31, 2009 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.
As of October 31, 2009, we held approximately $12.0 million par value (fair valued of $10.8 million) of ARS. Continued liquidity issues in the global credit markets caused auctions for all of our ARS to fail. As a result of the current situation in the auction markets, our ability to liquidate our investment in ARS in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot sell these types of securities. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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
(b) Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended October 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In our Form 10-K for the year ended April 30, 2009, and in our Form 10-Q for the period ended July 31, 2009, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K and Form 10-Q.

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during quarter ended October 31, 2009:

				Approximate Dollar
			Shares Purchased	Value of Shares
		Average	as Part of Publicly-	That May Yet be
	Shares	Price Paid	Announced	Purchased under the
	Purchased (1)	Per Share	Programs (2)	Programs (2)

August 1, 2009—August 31, 2009	—	—	—	$36.4 million
September 1, 2009—September 30, 2009	8,670	$15.16	—	$36.4 million
October 1, 2009—October 31, 2009	67	$14.01	—	$36.4 million

Total	8,737	$15.15

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)
On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of the Company was held on September 10, 2009. Each matter submitted to a vote of the Company’s stockholders is identified below together with the number of votes received in respect of each matter.
(1) The election of three Class 2012 Directors to serve until the 2012 Annual Meeting of Stockholders.

	Votes For	Votes Withheld
Kenneth Whipple	41,954,827	767,124
Baroness Denise Kingsmill	41,949,859	772,092
George Shaheen	41,970,736	751,215
(2) Approve an amendment and restatement of our 2008 Stock Incentive Plan (the “2008 Plan”), to among other things, increase the number of shares of common stock that may be delivered pursuant to awards granted under the 2008 Plan by 2,360,000 shares.

For	22,674,432
Against	16,163,058
Abstain	115,983
Broker Non-Vote	3,768,478
(3) Ratification of the appointment of Ernst & Young LLP, as the Company’s independent registered public accounting firm for the Company’s fiscal 2010 year.

For	42,296,268
Against	412,502
Abstain	13,181

Item 5.	Other Information
Restructuring Charges
During the three months ended October 31, 2009, we reorganized our go-to-market and operating structure in EMEA and as a result incurred restructuring charges in the three months ended October 31, 2009 of $7.6 million to reduce the combined work force. This restructuring expense was partially offset by $4.8 million of reductions from previous restructuring charges resulting in net restructuring costs of $2.8 million in three months ended October 31, 2009.

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By:	/s/ Michael A. DiGregorio

Michael A. DiGregorio
Executive Vice President and Chief Financial Officer
Date: December 10, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.