Form 10-Q
period 2010-01-31
KORN FERRY INTERNATIONAL
filed 2010-03-12
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
The number of shares outstanding of our common stock as of March 10, 2010 was 46,005,103 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2010	2009
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$175,811	$255,000
Marketable securities	3,928	4,263
Receivables due from clients, net of allowance for doubtful accounts of $8,924 and $11,197, respectively	108,098	67,308
Income taxes and other receivables	6,466	9,001
Deferred income taxes	20,249	14,583
Prepaid expenses and other assets	26,851	21,442

Total current assets	341,403	371,597

Marketable securities, non-current	71,475	70,992
Property and equipment, net	25,618	27,970
Cash surrender value of company owned life insurance policies, net of loans	65,988	63,108
Deferred income taxes	50,355	45,141
Goodwill	171,001	133,331
Intangible assets, net	26,091	16,928
Investments and other assets	16,308	11,812

Total assets	$768,239	$740,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,519	$10,282
Income taxes payable	4,698	2,059
Compensation and benefits payable	102,055	116,705
Other accrued liabilities	44,014	44,301

Total current liabilities	161,286	173,347
Deferred compensation and other retirement plans	107,238	99,238
Other liabilities	18,554	9,195

Total liabilities	287,078	281,780

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 57,528 and 56,185 shares issued and 45,982 and 44,729 shares outstanding, respectively	381,232	368,430
Retained earnings	81,304	84,922
Accumulated other comprehensive income, net	19,156	6,285

Stockholders’ equity	481,692	459,637
Less: notes receivable from stockholders	(531)	(538)

Total stockholders’ equity	481,161	459,099

Total liabilities and stockholders’ equity	$768,239	$740,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Fee revenue	$146,742	$136,210	$403,690	$531,243
Reimbursed out-of-pocket engagement expenses	6,158	8,283	19,054	30,459

Total revenue	152,900	144,493	422,744	561,702

Compensation and benefits	102,654	93,978	295,115	365,849
General and administrative expenses	31,635	30,963	86,853	97,316
Out-of-pocket engagement expenses	9,837	11,041	28,090	39,071
Depreciation and amortization	2,755	2,924	8,444	8,637
Restructuring (reductions) charges, net	(364)	16,845	20,593	16,845

Total operating expenses	146,517	155,751	439,095	527,718

Operating income (loss)	6,383	(11,258)	(16,351)	33,984
Interest and other income (loss), net	2,238	(14,794)	9,410	(13,294)
Interest expense	1,345	1,267	4,046	3,571

Income (loss) before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	7,276	(27,319)	(10,987)	17,119
Income tax (benefit) provision	(244)	(4,549)	(6,730)	12,327
Equity in earnings of unconsolidated subsidiaries, net	390	414	639	2,316

Net income (loss)	$7,910	$(22,356)	$(3,618)	$7,108

Earnings (loss) per common share:
Basic	$0.18	$(0.52)	$(0.08)	$0.16

Diluted	$0.17	$(0.52)	$(0.08)	$0.16

Weighted-average common shares outstanding:
Basic	44,622	43,406	44,290	43,538

Diluted	45,811	43,406	44,290	44,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	January 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(3,618)	$7,108
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	8,444	8,637
Stock-based compensation expense	13,272	12,396
Loss on disposition of property and equipment	202	248
Provision for doubtful accounts	3,510	7,223
(Gain) loss on cash surrender value of life insurance policies	(6,675)	3,799
Gain on marketable securities classified as trading	(7,526)	—
Realized loss on available-for-sale marketable securities	—	1,264
Other-than temporary impairment on marketable securities	—	15,893
Deferred income taxes	(10,880)	10,298
Change in other assets and liabilities:
Deferred compensation	8,000	(5,052)
Receivables	(34,604)	18,536
Prepaid expenses	(2,309)	(1,772)
Investment in unconsolidated subsidiaries	(639)	(2,316)
Income taxes payable	551	(19,954)
Accounts payable and accrued liabilities	(32,691)	(92,706)
Other	(5,799)	1,444

Net cash used in operating activities	(70,762)	(34,954)

Cash flows from investing activities:
Purchase of property and equipment	(4,377)	(10,300)
Purchase of intangible assets	(3,481)	—
Proceeds from (purchase of) marketable securities, net	7,407	(3,290)
Cash paid for acquisitions, net of cash acquired	(18,236)	(12,900)
Premiums on life insurance policies	(1,450)	(1,479)
Dividends received from unconsolidated subsidiaries	157	2,952

Net cash used in investing activities	(19,980)	(25,017)

Cash flows from financing activities:
Payments on life insurance policy loans	—	(367)
Borrowings under life insurance policies	5,252	1,459
Purchase of common stock	(1,653)	(9,539)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	5,960	3,480
Tax (expense) benefit from exercise of stock options	(4,614)	174

Net cash provided by (used in) financing activities	4,945	(4,793)

Effect of exchange rate changes on cash and cash equivalents	6,608	(23,046)

Net decrease in cash and cash equivalents	(79,189)	(87,810)
Cash and cash equivalents at beginning of period	255,000	305,296

Cash and cash equivalents at end of period	$175,811	$217,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
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
Basis of Consolidation and Presentation
The condensed consolidated financial statements for the three and nine months ended January 31, 2010 and 2009 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2009 (the “Annual Report”) and should be read together with the Annual Report.
Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Dividends and other distributions of earnings from cost-method investments are included in other income when declared.
Use of Estimates and Uncertainties
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The most significant areas that require management judgment are revenue recognition, deferred compensation, marketable securities, evaluation of the carrying value of receivables, goodwill and other intangible assets and deferred income taxes.
Revenue Recognition
Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment, middle-management recruitment and related services performed on a retained basis. Fee revenue from recruitment activities is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. Other fee revenue is recognized as earned. The Company generally bills clients in three monthly installments commencing the month of client acceptance. Fees earned in excess of the initial contract amount are billed upon completion of the engagement. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
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
Available-for-sale securities consist of time deposits. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and nine months ended January 31, 2010, no other-than-temporary impairment was recognized, compared to a write-down of $15.3 million and $15.9 million for the three and nine months ended January 31, 2009, respectively.
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
The Company’s annual goodwill impairment test is performed as of January 31. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill shall be determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the latest impairment tests as of January 31, 2009, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized as of January 31, 2009 or April 30, 2009. The Company’s annual impairment test as of January 31, 2010 will be performed in the fourth quarter of fiscal 2010, although there was also no indication of impairment as of January 31, 2010.
As of January 31, 2010 and April 30 2009, there were no indicators of impairment with respect to the Company’s intangible assets.
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
Restructuring Charges
The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
Fair Value of Financial Instruments
Effective May 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
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
As of January 31, 2010 and April 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities and a put option. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities, other than auction rate securities, are obtained from quoted market prices. The fair value of the auction rate securities and put option are determined by the use of pricing models.
The guidance for SFAS 157 may now be found in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.
Recently Adopted Accounting Standards
In August 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance became effective for the Company’s fiscal 2010 third quarter and did not have an impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities including contingencies and any noncontrolling interests in the acquiree, be recorded at the fair value determined on the acquisition date and changes thereafter be reflected in earnings, rather than goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R will have an impact on accounting for business combinations but the effect is dependent upon acquisitions at that time. For acquisitions completed prior to May 1, 2009, the new standard requires that changes in deferred tax valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition. The adoption of SFAS 141R did not have a material impact on the Company’s consolidated financial position and results of operations. The guidance for SFAS 141R may now be found in ASC 805, Business Combinations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company currently does not have significant minority interests in its consolidated subsidiaries and as such SFAS 160 did not have an impact on the Company’s condensed consolidated financial statements. The guidance for SFAS 160 may now be found in ASC 810, Consolidation.
In April 2009, the FASB issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (2) identifying transactions that are not orderly. FSP 157-4 was effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s condensed consolidated financial statements. The guidance for FSP 157-4 may now be found in ASC 820-10-65-4, Fair Value Measurements and Disclosures.
In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires disclosures about the fair value of financial instruments in interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 was effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s condensed consolidated financial statements. The guidance for FSP 107-1 may now be found in ASC 825-10-65-1, Financial Instruments.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the three months ended July 31, 2009. The implementation of this standard did not have any impact on the financial statements of the Company. Subsequent events through the filing date of this Form 10-Q have been evaluated for disclosure and recognition and the Company concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements. The guidance for SFAS 165 may now be found in ASC 855, Subsequent Events.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 in the second fiscal quarter 2009. As the Codification was not intended to change or alter existing GAAP, it did not impact the Company’s condensed consolidated financial statements. The guidance for SFAS 168 may now be found in ASC 105, Generally Accepted Accounting Principles.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
2. Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per common share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three months ended January 31, 2010 and the nine months ended January 31, 2009, SARs and options to purchase 1.3 million shares and 1.9 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during the nine months ended January 31, 2010 and the three months ended January 31, 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.
The following table summarizes basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net earnings (loss) attributable to common stockholders	$7,910	$(22,356)	$(3,618)	$7,108

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	44,622	43,406	44,290	43,538
Effect of dilutive securities:
Warrants	74	—	—	54
Restricted stock	652	—	—	132
Stock options	452	—	—	593
ESPP	11	—	—	35

Diluted weighted-average number of common shares outstanding	45,811	43,406	44,290	44,352

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.18	$(0.52)	$(0.08)	$0.16

Diluted earnings (loss) per share	$0.17	$(0.52)	$(0.08)	$0.16

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
3. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).
Total comprehensive income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$7,910	$(22,356)	$(3,618)	$7,108
Foreign currency translation adjustments	(5,388)	(2,208)	12,871	(44,923)
Unrealized losses on marketable securities, net of taxes	—	(846)	—	(7,105)
Reclassification of unrealized losses on marketable securities, net of taxes to other-than temporary impairment	—	8,995	—	8,995

Comprehensive income (loss)	$2,522	$(16,415)	$9,253	$(35,925)

The components of accumulated other comprehensive income were as follows:

	January 31,	April 30,
	2010	2009
	(in thousands)
Foreign currency translation adjustments	$16,394	$3,523
Defined benefit pension adjustments, net of taxes	2,762	2,762

Accumulated other comprehensive income	$19,156	$6,285

4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands)
Stock options and SARs	$132	$(115)	$626	$109
Restricted stock	3,807	3,889	12,360	11,947
ESPP	85	94	286	340

Total stock-based compensation expense, pre-tax	4,024	3,868	13,272	12,396
Tax benefit from stock-based compensation expense	(1,469)	(1,412)	(4,845)	(4,525)

Total stock-based compensation expense, net of tax	$2,555	$2,456	$8,427	$7,871

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Nine Months Ended
	January 31,
	2010	2009
Expected volatility	48.91%	44.11%
Risk-free interest rate	2.53%	3.27%
Expected option life (in years)	5.00	4.25
Expected dividend yield	0.00%	0.00%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.
Stock Incentive Plans
The Korn/Ferry International 2008 Stock Incentive Plan (the “2008 Plan”) was amended by the Company’s stockholders on September 10, 2009, at the 2009 Annual Stockholder Meeting. The amendment made available an additional 2,360,000 shares of the Company’s common stock for stock-based compensation awards. The 2008 Plan, as amended, provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.
Stock Options and SARs
Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Nine Months Ended January 31, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (In Years)	Value
	(in thousands, except per share data)
Outstanding, April 30, 2009	3,113	$14.83
Granted	569	$10.85
Exercised	(464)	$8.17
Forfeited/expired	(419)	$17.39

Outstanding, January 31, 2010	2,799	$14.74	3.75	$7,532

Exercisable, January 31, 2010	2,269	$15.68	3.12	$5,333

Included in the table above are 45,235 SARs outstanding and exercisable as of January 31, 2010 with a weighted-average exercise price of $11.87. As of January 31, 2010, there was $2.2 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.9 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
Additional information pertaining to stock options and SARs:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$7.97	$5.01	$4.88	$5.77
Total fair value of stock options and SARs vested	$11	$23	$607	$1,931
Total intrinsic value of stock options exercised	$924	$20	$2,024	$630
Total intrinsic value of SARs paid	$75	$—	$75	$—
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
Restricted stock activity is summarized below:

	Nine Months Ended
	January 31,
		Weighted-
		Average Grant
		Date Fair
	Shares	Value
	(in thousands, except per share data)
Non-vested, April 30, 2009	2,387	$15.50
Granted	982	$10.33
Vested	(734)	$20.47
Forfeited/expired	(154)	$17.55

Non-vested, January 31, 2010	2,481	$12.92

As of January 31, 2010, there was $28.5 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. In the three and nine months ended January 31, 2010, 17,460 shares and 146,114 shares of restricted stock totaling $0.3 million and $1.7 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock. In the three and nine months ended January 31, 2009, 3,936 shares and 130,245 shares of restricted stock totaling $0.1 million and $2.2 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.
Common Stock
In the three and nine months ended January 31, 2010, the Company issued 114,815 shares and 455,695 shares of common stock as a result of the exercise of stock options. In the three and nine months ended January 31, 2009, the Company issued 15,390 shares and 111,802 shares of common stock, respectively, as a result of the exercise of stock options.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
Employee Stock Purchase Plan
In October 2003, the Company implemented an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended January 31, 2010 and 2009, employees purchased 67,917 shares at $14.03 per share and 90,895 shares at $9.71 per share, respectively. During the nine months ended January 31, 2010 and 2009, employees purchased 209,840 shares at $10.66 per share and 209,510 shares at $11.78 per share, respectively.
5. Marketable Securities
As of January 31, 2010 marketable securities consisted of the following:

Trading
(in thousands)
Auction rate securities	$9,723
Auction rate securities put option	1,177
Mutual funds (1)	64,503

Total	75,403
Less: current portion of marketable securities	(3,928)

Non-current marketable securities	$71,475

As of April 30, 2009 marketable securities consisted of the following:

		Available-for-
	Trading	Sale(2)	Total
	(in thousands)
Auction rate securities	$11,329	$—	$11,329
Auction rate securities put option	1,096	—	1,096
Mutual funds (1)	60,828	—	60,828
Time deposits	—	2,002	2,002

Total	73,253	2,002	75,255
Less: current portion of marketable securities	(2,261)	(2,002)	(4,263)

Non-current marketable securities	$70,992	$—	$70,992

(1)
These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $3.9 million and $2.3 million classified as current assets as of January 31, 2010 and April 30, 2009, respectively.

(2)	Due to the short maturities for these instruments, fair value approximates amortized cost.
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
As of January 31, 2010 and April 30, 2009, the Company’s marketable securities included $64.5 million (net of unrealized losses of $1.3 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $60.6 million and $58.5 million are classified as noncurrent. The Company’s obligations for which these assets were held in trust totaled $64.5 million and $60.7 million as of January 31, 2010 and April 30, 2009, respectively. Based upon a review of the Company’s available-for-sale securities, as of January 31, 2009, the Company determined that the unrealized losses were other-than-temporary as a result of the severity and duration of the change in fair value of these securities. Therefore, as of January 31, 2009, the Company recorded an other-than-temporary impairment charge of $15.9 million in the accompanying statement of operations in interest and other income (loss), net.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	January 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$104,094	$104,094	$—	$—
Auction rate securities	9,723	—	—	9,723
Auction rate securities put option	1,177	—	—	1,177
Mutual funds	64,503	64,503	—	—

Total	$179,497	$168,597	$—	$10,900

	April 30, 2009
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$165,590	$165,590	$—	$—
Auction rate securities	11,329	—	—	11,329
Auction rate securities put option	1,096	—	—	1,096
Mutual funds	60,828	60,828	—	—
Time deposits	2,002	2,002	—	—

Total	$240,845	$228,420	$—	$12,425

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Auction Rate Securities
	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$11,950	$17,577	$12,425	$20,475
Auction rate securities put option	—	(758)	81	880
Reversal of unrealized loss associated with transfer of security to trading	—	—	—	780
Unrealized gain (loss) included in operations	—	758	(81)	(880)
Unrealized loss included in accumulated other comprehensive income	—	—	—	(586)
Sale of securities	(1,050)	(5,775)	(1,525)	(9,025)
Reversal of unrealized loss associated with sales of securities at par	—	623	—	781

Balance, ending of period	$10,900	$12,425	$10,900	$12,425

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
6. Restructuring Charges
During the nine months ended January 31, 2010, the Company reorganized its operating structure and as a result incurred restructuring charges of $25.8 million against operations. This restructuring expense was partially offset by $5.2 million of recoveries from previously estimated restructuring charges resulting in net restructuring costs of $20.6 million during the nine months ended January 31, 2010. The Company’s basic and diluted (loss) earnings per share for the nine months ended January 31, 2010 would have decreased by $0.08 per share had recoveries of previously recorded restructuring charges of $5.2 million (or $3.3 million, net of taxes) not been recorded.
Changes in the restructuring liability during the three months ended January 31, 2010 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2009	$10,876	$14,252	$25,128
Additions charged to expense	—	—	—
Reductions	—	(364)	(364)
Non-cash items	—	—	—
Reductions for cash payments	(6,098)	(2,448)	(8,546)
Exchange rate fluctuations	164	(233)	(69)

Liability as of January 31, 2010	$4,942	$11,207	$16,149

Changes in the restructuring liability during the nine months ended January 31, 2010 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2009	$10,554	$12,807	$23,361
Additions charged to expense	15,940	9,835	25,775
Reductions	(1,911)	(3,271)	(5,182)
Non-cash items	(370)	(2,341)	(2,711)
Reductions for cash payments	(20,015)	(6,362)	(26,377)
Exchange rate fluctuations	744	539	1,283

Liability as of January 31, 2010	$4,942	$11,207	$16,149

Changes in the restructuring liability during the three and nine months ended January 31, 2009 was as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2008 and October 31, 2008	$—	$—	$—
Additions charged to expense	13,006	2,572	15,578
Reductions	—	—	—
Non-cash items	462	805	1,267
Reductions for cash payments	(5,492)	(67)	(5,559)
Exchange rate fluctuations	(295)	(29)	(324)

Liability as of January 31, 2009	$7,681	$3,281	$10,962

As of January 31, 2010 and April 30, 2009, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheet, except for $3.2 million and $5.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next eight years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
The restructuring liability by segment is summarized below:

	January 31, 2010
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$370	$1,353	$1,723
EMEA	4,217	7,166	11,383
Asia Pacific	—	723	723
South America	155	—	155

Total Executive Recruitment	4,742	9,242	13,984
Futurestep	200	1,965	2,165

Liability as of January 31, 2010	$4,942	$11,207	$16,149

	April 30, 2009
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$3,052	$3,187	$6,239
EMEA	4,714	2,514	7,228
Asia Pacific	48	1,243	1,291
South America	787	334	1,121

Total Executive Recruitment	8,601	7,278	15,879
Futurestep	1,953	5,529	7,482

Liability as of April 30, 2009	$10,554	$12,807	$23,361

7. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation subject to vesting and retirement or termination provisions.
The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$85	$174	$255	$522
Interest cost	945	910	2,835	2,730
Amortization of actuarial gain	(20)	(21)	(60)	(63)
Amortization of net transition obligation	—	53	—	159

Net periodic benefit costs	$1,010	$1,116	$3,030	$3,348

The Company also has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made contributions of $0.3 million to the ECAP in each of the three months ended January 31, 2010 and 2009. The Company made contributions to the ECAP during the nine months ended January 31, 2010 and 2009, of $0.9 million and $15.0 million, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2010, deferred compensation liability increased; therefore the Company recognized a compensation expense of $1.4 million and $5.4 million, respectively. The reduction in the deferred compensation liability recognized in income during the three and nine months ended January 31, 2009 was $2.0 million and $10.6 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
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
Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$70,187	$36,643	$16,503	$5,829	$129,162	$17,580	$—	$146,742
Total revenue	$73,924	$37,615	$16,839	$5,959	$134,337	$18,563	$—	$152,900
Operating income (loss)	$13,353	$2,935	$1,203	$1,010	$18,501	$555	$(12,673)	$6,383

	Three Months Ended January 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$66,978	$30,423	$13,591	$5,650	$116,642	$19,568	$—	$136,210
Total revenue	$72,118	$31,552	$13,942	$5,731	$123,343	$21,150	$—	$144,493
Operating income (loss)	$10,767	$(6,291)	$367	$373	$5,216	$(8,309)	$(8,165)	$(11,258)

	Nine Months Ended January 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$193,709	$101,240	$42,437	$16,396	$353,782	$49,908	$—	$403,690
Total revenue	$204,886	$104,235	$43,383	$16,763	$369,267	$53,477	$—	$422,744
Operating income (loss)	$30,089	$(18,889)	$2,152	$1,699	$15,051	$2,357	$(33,759)	$(16,351)

	Nine Months Ended January 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$252,649	$122,499	$56,181	$20,063	$451,392	$79,851	$—	$531,243
Total revenue	$269,186	$127,042	$57,400	$20,378	$474,006	$87,696	$—	$561,702
Operating income (loss)	$45,601	$8,105	$7,110	$2,667	$63,483	$(4,233)	$(25,266)	$33,984

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
9. Acquisitions
On June 11, 2009, the Company acquired all of the outstanding share capital of Whitehead Mann Limited and Whitehead Mann SAS, together referred to as Whitehead Mann (“WHM”). WHM is engaged in providing executive recruitment and other related recruiting services in the United Kingdom, Dubai and France. Actual results of operations of WHM are included in the Company’s consolidated financial statements from June 11, 2009, the effective date of the acquisition, and include approximately $10.7 million and $26.9 million in fee revenue from this acquisition during the three and nine months ended January 31, 2010, respectively.
On January 1, 2010, the Company acquired SENSA Solutions, Inc. (“SENSA”), a leading management consulting firm widely respected for its leadership and organizational development solutions utilized by U.S. federal agencies. Founded in 1996, SENSA has developed strong recognition for its deep U.S. government relationships and specialized human capital solutions ranging from strategic planning, training and development to executive coaching, change management and strategic communications. Actual results of operations of SENSA are included in the Company’s consolidated financial statements from January 1, 2010, the effective date of the acquisition, and include $0.8 million in fee revenue from this acquisition during the three months ended January 31, 2010.
10. Income Taxes
The Company’s income tax returns are subject to audit by the Internal Revenue Service and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters. During the three and nine months ended January 31, 2010, the Company reversed a $10.3 million reserve for a previous uncertain tax position, as the federal statue of limitations expired.
Changes in the unrecognized tax benefits are as follows:

	Nine Months Ended
	January 31,
	2010	2009
	(in thousands)
Unrecognized tax benefits, beginning of period	$13,392	$10,770
Estimated interest for the year	445	466
Recognized tax benefits	(10,329)	—

Unrecognized tax benefits, end of period	$3,508	$11,236

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2010
11. Long-Term Debt
In January 2010, the Company amended its Senior Secured Revolving Credit facility (the “Facility”), with Wells Fargo Bank, N.A., to, among other things, modify certain covenants and borrowing base requirements. The aggregate commitments under the Facility are $50 million, with a $15 million sublimit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of January 31, 2010, the Company pledged $6.0 million in cash. The maturity date of the Facility remains unchanged at March 14, 2011. Borrowings under the Facility bear interest, at the election of the Company, at either the base rate or the Eurodollar rate in effect at such time plus, in each case, the applicable margin. The applicable margins for base rate loans and Eurodollar rate loans are 3.00% and 4.00%, respectively. The Company pays quarterly commitment fees of 0.50% on the Facility’s unused commitments. The Facility is secured by substantially all of the Company’s assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of January 31, 2010, the Company had no borrowings under its Facility; however, at January 31, 2010 there were $5.8 million of standby letters of credit issued under this Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, global, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, competition, reliance on information processing systems, risks related to the growth and results of Futurestep, restrictions imposed by off-limits agreements, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use and alignment of our cost structure to our revenue level, and also includes risks related to the successful integration of recently acquired businesses as well as the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including in Item 1A of the Company’s Annual Report of Form 10-K for the fiscal year ended April 30, 2009 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, develop, retain and sustain their talent. We are the largest provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), recruitment process outsourcing (“RPO”), leadership and talent consulting (“LTC”) and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2009 were for board level, chief executive and other senior executive and general management positions. Our 4,328 clients in fiscal 2009 included many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations, including approximately 45% of the FORTUNE 500 companies. We have built strong client loyalty with 75% of the executive recruitment assignments we performed during fiscal 2009 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
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
Fee revenue increased 8% in the three months ended January 31, 2010 to $146.8 million compared to $136.2 million in the year-ago period, with increases in fee revenue in all regions in executive search, offset by declines in Futurestep fee revenue. The North America and Europe, Middle East and Africa (“EMEA’) regions in executive recruitment experienced the largest dollar increases in fee revenue. During the three months ended January 31, 2010, we recorded operating income of $6.4 million with operating income from executive recruitment and Futurestep of $18.5 million and $0.6 million, respectively and corporate expenses of $12.7 million. This represents an increase of 157% from operating loss of $11.3 million in the three months ended January 31, 2009.

Our cash, cash equivalents and marketable securities decreased $79.1 million, or 24% to $251.2 million at January 31, 2010 compared to $330.3 million at April 30, 2009. As of January 31, 2010, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $65.8 million and a fair value of $64.5 million. Our working capital decreased $18.1 million in the nine months ended January 31, 2010, to $180.1 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt nor any outstanding borrowings under our credit facility at January 31, 2010.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements. Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amount of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements. We consider the policies related to revenue recognition, deferred compensation, marketable securities and the carrying values of goodwill, intangible assets and deferred income taxes as critical to obtaining an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.2	6.1	4.7	5.7

Total revenue	104.2	106.1	104.7	105.7
Compensation and benefits	70.0	69.0	73.1	68.9
General and administrative expenses	21.6	22.7	21.5	18.3
Out-of-pocket engagement expenses	6.7	8.1	7.0	7.4
Depreciation and amortization	1.9	2.2	2.1	1.5
Restructuring charges	(0.3)	12.4	5.1	3.2

Operating income (loss)	4.3	(8.3)	(4.1)	6.4

Net income (loss)	5.4%	(16.4)%	(0.9)%	1.3%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue:
Executive recruitment:
North America	$70,187	47.8%	$66,978	49.2%	$193,709	48.0%	$252,649	47.6%
EMEA	36,643	25.0	30,423	22.3	101,240	25.1	122,499	23.1
Asia Pacific	16,503	11.2	13,591	10.0	42,437	10.5	56,181	10.6
South America	5,829	4.0	5,650	4.1	16,396	4.0	20,063	3.7

Total executive recruitment	129,162	88.0	116,642	85.6	353,782	87.6	451,392	85.0
Futurestep	17,580	12.0	19,568	14.4	49,908	12.4	79,851	15.0

Total fee revenue	146,742	100.0%	136,210	100.0%	403,690	100.0%	531,243	100.0%

Reimbursed out-of-pocket engagement expense	6,158		8,283		19,054		30,459

Total revenue	$152,900		$144,493		$422,744		$561,702

	Three Months Ended January 31,				Nine Months Ended January 31,
	2010		2009		2010		2009
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss):
Executive recruitment:
North America	$13,353	19.0%	$10,767	16.1%	$30,089	15.5%	$45,601	18.0%
EMEA	2,935	8.0	(6,291)	(20.7)	(18,889)	(18.7)	8,105	6.6
Asia Pacific	1,203	7.3	367	2.7	2,152	5.1	7,110	12.7
South America	1,010	17.3	373	6.6	1,699	10.4	2,667	13.3

Total executive recruitment	18,501	14.3	5,216	4.5	(15,051)	4.3	63,483	14.1
Futurestep	555	3.2	(8,309)	(42.5)	2,357	4.7	(4,233)	(5.3)
Corporate	(12,673)		(8,165)		(33,759)		(25,266)

Operating income (loss)	$6,383	4.3%	$(11,258)	(8.3)%	$(16,351)	(4.1)%	$33,984	6.4%

(1)	Margin calculated as a percentage of fee revenue by business segment.
Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009
Fee Revenue
Fee Revenue. Fee revenue increased $10.6 million, or 8%, to $146.8 million in the three months ended January 31, 2010 compared to $136.2 million in the three months ended January 31, 2009. The increase in fee revenue was primarily attributable to a 5% increase in the number of engagements billed during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 and a 2% decrease in the weighted-average fees billed per engagement during the same period. Exchange rates favorably impacted fee revenues by $7.8 million in the three months ended January 31, 2010.
Executive Recruitment. Executive recruitment reported fee revenue of $129.2 million, an increase of $12.6 million, or 11%, in the three months ended January 31, 2010 compared to $116.6 million in the three months ended January 31, 2009. This increase was due to a 13% increase in the number of engagements billed in the three months ended January 31, 2010 as compared to the year-ago period, offset by a 2% decrease in the average fees billed per engagement during the same period. Exchange rates favorably impacted fee revenues by $6.1 million in the three months ended January 31, 2010.

North America reported fee revenue of $70.2 million, an increase of $3.2 million, or 5%, in the three months ended January 31, 2010 compared to $67.0 million in the three months ended January 31, 2009, primarily due to a 5% increase in the number of engagements billed during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. The overall increase in fee revenue was driven by increases in fee revenue in the education, technology, consumer goods and life sciences sectors. Exchange rates favorably impacted North America fee revenue by $0.9 million in the three months ended January 31, 2010.
EMEA reported fee revenue of $36.6 million, an increase of $6.2 million, or 20%, in the three months ended January 31, 2010 compared to $30.4 million in the three months ended January 31, 2009. EMEA’s increase in fee revenue was driven by a 23% increase in the number of engagements billed in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009, offset by a 2% decrease in average fees billed per engagement during the same period. The performance in existing offices in the United Kingdom and France were the primary contributors to the increase in fee revenue in the three months ended January 31, 2010 in comparison to the year-ago period. The life sciences, industrial, consumer goods and financial services sectors experienced the largest increase in fee revenue in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. Exchange rates favorably impacted EMEA fee revenue by $3.1 million in the three months ended January 31, 2010.
Asia Pacific reported fee revenue of $16.6 million, an increase of $3.0 million, or 22%, in the three months ended January 31, 2010 compared to $13.6 million in the three months ended January 31, 2009. Asia Pacific’s increase in fee revenue was due to a 13% increase in the number of engagements billed and a 7% increase in average fees billed per engagement in the three months ended January 31, 2010 compared to the three months ended January 31, 2009. The increase in performance in Australia and Hong Kong were the primary contributors to the increase in fee revenue in the three months ended January 31, 2010 over the year-ago period. The largest increase in fee revenue was experienced in the financial services and consumer sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.3 million in the three months ended January 31, 2010.
South America reported fee revenue of $5.8 million, an increase of $0.2 million, or 4%, in the three months ended January 31, 2010 compared to $5.6 million in the three months ended January 31, 2009. The number of engagements billed increased 5% within the region in three months ended January 31, 2010 compared to the three months ended January 31, 2009. This increase was partially offset by a 2% decrease in the average fees billed per engagement during the same period. The increase in performance in the technology, life sciences and consumer goods sectors was the primary contributor to the increase in fee revenue in the three months ended January 31, 2010 compared to the three months ended January 31, 2009. Exchange rates favorably impacted fee revenue for South America by $0.8 million in the three months ended January 31, 2010.
Futurestep. Futurestep reported fee revenue of $17.6 million, a decrease of $2.0 million, or 10%, in the three months ended January 31, 2010 compared to $19.6 million in the three months ended January 31, 2009. The decline in Futurestep’s fee revenue was due to an 8% decrease in the number of engagements billed in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 and a 2% decrease in average fees billed per engagement during the same period. Of the total decrease in fee revenue in the three months ended January 31, 2010 compared to the three months ended January 31, 2009, North America experienced the largest dollar decline, with a decrease in fee revenue of $1.2 million, or 16%, to $6.4 million; followed by EMEA where fee revenue decreased by $1.0 million, or 16%, to $5.4 million. These decreases were partially offset by an increase in Asia Pacific fee revenue of $0.2 million, or 4%, to $5.8 million. Exchange rates favorable impacted fee revenue for Futurestep by $1.7 million in the three months ended January 31, 2010.
Compensation and Benefits
Compensation and benefits expense increased $8.7 million, or 9%, to $102.7 million in the three months ended January 31, 2010 from $94.0 million in the three months ended January 31, 2009. The increase in compensation and benefits expenses is primarily due to an increase of $8.8 million in the variable components of compensation when compared to the three months ended January 31, 2009, which was lower than normal due to the challenging economic conditions. Exchange rates unfavorably impacted compensation and benefits expenses by $5.3 million during the three months ended January 31, 2010.

Executive recruitment compensation and benefits costs increased $9.3 million, or 13%, to $82.8 million in the three months ended January 31, 2010 compared to $73.5 million in the three months ended January 31, 2009 primarily due to an increase of $8.1 million in variable components of compensation. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 64% in the three months ended January 31, 2010 compared to 63% in the three months ended January 31, 2009.
Futurestep compensation and benefits expense decreased $3.1 million, or 19%, to $13.4 million in the three months ended January 31, 2010 from $16.5 million in the three months ended January 31, 2009 primarily due to an approximately 27% decline in Futurestep headcount, offset by an increase in weighted-average compensation in the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 76% in the three months ended January 31, 2010 from 84% in the three months ended January 31, 2009.
Corporate compensation and benefits expense increased $2.5 million, or 63%, to $6.5 million in the three months ended January 31, 2010 compared to $4.0 million in the three months ended January 31, 2009 primarily due to a $3.0 million increase in certain other deferred compensation liabilities during the three months ended January 31, 2010. We hold marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 — Marketable Securities, in the notes to our condensed consolidated financial statements. The change in the marketable securities is included in interest income and other income (loss), net, discussed below, offsets the increase in compensation and benefits expense and provides liquidity to meet the deferred compensation liabilities. This increase was offset by a $1.3 million decrease in certain other deferred compensation retirement plan liabilities due to an increase in cash surrender value of company owned life insurance policies (“COLI”).
General and Administrative Expenses
General and administrative expenses increased $0.6 million, or 2%, to $31.6 million in the three months ended January 31, 2010 compared to $31.0 million in the three months ended January 31, 2009 due to a $1.5 million increase in unrealized foreign exchange loss, which was partially offset by reductions in premises and office costs. Exchange rates unfavorably impacted general and administrative expenses by $1.7 million in the three months ended January 31, 2010.
Executive recruitment general and administrative expenses were $22.5 million in both the three months ended January 31, 2010 and 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 17% in the three months ended January 31, 2010 compared to 19% in the three months ended January 31, 2009.
Futurestep general and administrative expenses decreased $1.3 million, or 28%, to $3.4 million in the three months ended January 31, 2010 compared to $4.7 million in the three months ended January 31, 2009 primarily due to decreases of $0.8 million in premises and office expense and $0.6 million in other general and administrative expense. Premises and office expense decreased due to the closure of offices in the second half of fiscal 2009 and general expenses decreased primarily due to the decline in Futurestep’s overall business activities. Futurestep general and administrative expenses, as a percentage of fee revenue, was 19% in the three months ended January 31, 2010 compared to 24% in the three months ended January 31, 2009.
Corporate general and administrative expenses increased $1.9 million, or 50%, to $5.7 million in the three months ended January 31, 2010 compared to $3.8 million in the three months ended January 31, 2009 primarily due to an increase in marketing and business development expenses and professional services.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $1.2 million, or 11%, to $9.8 million in the three months ended January 31, 2010, compared to $11.0 million in the three months ended January 31, 2009. Out-of-pocket engagement expenses as a percentage of fee revenue, was 7% in the three months ended January 31, 2010 compared to 8% in the three months ended January 31, 2009.

Depreciation and Amortization Expenses
Depreciation and amortization expenses were $2.7 million and $2.9 million in the three months ended January 31, 2010 and 2009, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring Charges
We reduced previously recorded restructuring charges by $0.3 million in the three months ended January 31, 2010, which relate to the recoveries of premise costs. During the three months ended January 31, 2009, we recorded $16.8 million in restructuring charges with $13.5 million of severance costs related to a reduction in our work force and $3.3 million relating to the consolidation of premises.
Operating Income (Loss)
Operating income increased $17.7 million, to $6.4 million in the three months ended January 31, 2010 compared to operating loss of $11.3 million in the three months ended January 31, 2009. This increase in operating income resulted from a $10.6 million increase in fee revenue and a decrease in restructuring expenses of $17.1 million during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. These increases were partially offset by an $8.7 million increase in compensation and benefits, and to a lesser extent an increase in general and administrative expenses.
Executive recruitment operating income increased $13.3 million, or 256%, to $18.5 million in the three months ended January 31, 2010 compared to operating income of $5.2 million in the three months ended January 31, 2009. The increase in executive recruitment operating income is attributable to a $12.6 million increase in fee revenue during the three months ended January 31, 2010 as compared to the three months ended January 31, 2009 and a decrease in restructuring expenses of $11.1 million recorded in the three months ended January 31, 2009 of which none was recorded in the three months ended January 31, 2010. These increases were partially offset by a $9.3 million increase in compensation and benefits, primarily due to the acquisition of Whitehead Mann. Executive recruitment operating income during the three months ended January 31, 2010, as a percentage of fee revenue, was 14% compared to 5% in the three months ended January 31, 2009.
Futurestep operating income increased by $8.9 million, to $0.6 million in the three months ended January 31, 2010 as compared to an operating loss of $8.3 million in the three months ended January 31, 2009. The change in Futurestep operating income is primarily due to decreases of $6.1 million in restructuring expenses and $3.1 million compensation and benefits expenses. Futurestep operating income, as a percentage of fee revenue, was 3% in the three months ended January 31, 2010, compared to operating loss, as a percentage of fee revenue of 43% in the three months ended January 31, 2009.
Interest Income and Other Income (Loss), Net
Interest and other income (loss), net increased by $17.0 million, to income of $2.2 million in the three months ended January 31, 2010 compared to a loss of $14.8 million in the three months ended January 31, 2009. The increase in interest and other income (loss), net is primarily due to an increase in net trading gains on marketable securities in the three months ended January 31, 2010 as compared to the three month ended January 31, 2009, and a non-cash asset impairment of $15.3 million related to marketable securities in the three months ended January 31, 2009. There was no such impairment of marketable securities in the three months ended January 31, 2010.
Interest Expense
Interest expense, primarily related to borrowings under our COLI policies, was $1.4 million in the three months ended January 31, 2010 compared to $1.3 million in the three months ended January 31, 2009.

Income Tax Benefit
The benefit for income taxes was $0.2 million in the three months ended January 31, 2010 compared to a benefit for income taxes of $4.5 million in the three months ended January 31, 2009. The benefit for income taxes in the three months ended January 31, 2010 reflects a 3% tax benefit, compared to a 17% tax benefit for the three months ended January 31, 2009. The effective income tax rate in the three months ended January 31, 2010 is lower when compared to the effective income tax rate in three months ended January 31, 2009, primarily due to a $10.3 million reversal of a reserve related to a tax position taken in fiscal 2004, offset by additional reserves of $7.5 million set-up for the tax impact of future repatriations of cash dividends and additional valuation allowances on the Company’s current inventory of foreign tax credit carryforwards during the three months ended January 31, 2010.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.4 million in both the three months ended January 31, 2010 and 2009.
Nine Months Ended January 31, 2010 Compared to Nine Months Ended January 31, 2009
Fee Revenue
Fee Revenue. Fee revenue decreased $127.5 million, or 24%, to $403.7 million in the nine months ended January 31, 2010 compared to $531.2 million in the nine months ended January 31, 2009. The decrease in fee revenue was primarily attributable to a 17% decrease in the number of engagements billed during the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009 and a 8% decrease in average fees billed per engagement during the same period, both of which were driven by the depressed global economic conditions in fiscal 2009 and the first half of fiscal 2010, which continues to have an impact on many of our client’s people initiatives. Exchange rates unfavorably impacted fee revenues by $3.6 million in nine months ended January 31, 2010.
Executive Recruitment. Executive recruitment reported fee revenue of $353.8 million, a decrease of $97.6 million, or 22%, in the nine months ended January 31, 2010 compared to $451.4 million in the nine months ended January 31, 2009. The decline in executive recruitment fee revenue was due to a 13% decrease in the number of engagements billed in the nine months ended January 31, 2010 as compared to the year-ago period and to a 10% decrease in the average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $3.6 million in the nine months ended January 31, 2010.
North America reported fee revenue of $193.7 million, a decrease of $58.9 million, or 23%, in the nine months ended January 31, 2010 compared to $252.6 million in the nine months ended January 31, 2009 primarily due to a 17% decrease in the number of engagements billed during the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009 and a 7% decrease in the average fees billed per engagement in the region during the same period. The overall decline in fee revenue was driven by declines in fee revenue in the industrial, technology, financial services and life sciences sectors. Exchange rates favorably impacted North America fee revenue by $0.2 million in the nine months ended January 31, 2010.
EMEA reported fee revenue of $101.2 million, a decrease of $21.3 million, or 17%, in the nine months ended January 31, 2010 compared to $122.5 million in the nine months ended January 31, 2009. EMEA’s decrease in fee revenue was driven by a 7% decrease in the number of engagements billed in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009 and an 11% decrease in average fees billed per engagement during the same period. The performance in existing offices in the United Arab Emirates, Germany, the Netherlands and Italy were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2010 in comparison to the year-ago period. The technology, industrial and financial services sectors experienced the largest decrease in fee revenue in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. Exchange rates unfavorably impacted EMEA fee revenue by $4.2 million in the nine months ended January 31, 2010.

Asia Pacific reported fee revenue of $42.5 million, a decrease of $13.7 million, or 24%, in the nine months ended January 31, 2010 compared to $56.2 million in the nine months ended January 31, 2009 due to a 10% decline in the number of engagements billed and a decrease of 15% in average fees billed per engagement in the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009. The decline in performance in Japan, Hong Kong, Singapore and India were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2010 over the year-ago period. The largest decrease in fee revenue was experienced in the industrial and financial services sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $0.5 million in the nine months ended January 31, 2010.
South America reported fee revenue of $16.4 million, a decrease of $3.7 million, or 18%, in the nine months ended January 31, 2010 compared to $20.1 million in the nine months ended January 31, 2009. The number of engagements billed decreased 19%, within the region in nine months ended January 31, 2010 compared to the nine months ended January 31, 2009. The decline in performance in the financial services, industrial and consumer goods sectors were the primary contributor to the decrease in fee revenue in the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009. Exchange rates unfavorably impacted fee revenue for South America by $0.1 million in the nine months ended January 31, 2010.
Futurestep. Futurestep reported fee revenue of $49.9 million, a decrease of $29.9 million, or 37%, in the nine months ended January 31, 2010 compared to $79.8 million in the nine months ended January 31, 2009. The decline in Futurestep’s fee revenue is due to a 26% decrease in the number of engagements billed in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009 and a 16% decrease in average fees billed per engagement during the same period. Of the total decrease in fee revenue in the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009, North America experienced the largest dollar decline, with a decrease in fee revenue of $14.5 million, or 45%, to $17.8 million; Europe fee revenue decreased by $10.8 million, or 43%, to $14.1 million and Asia fee revenue decreased $4.6 million, or 20%, to $18.0 million. Overall, exchange rates did not impact fee revenue in the nine months ended January 31, 2010.
Compensation and Benefits
Compensation and benefits expense decreased $70.6 million, or 19%, to $295.2 million in the nine months ended January 31, 2010 from $365.8 million in the nine months ended January 31, 2009. The decrease in compensation and benefits expenses is primarily due to a decline in global headcount, of approximately 14% coupled with a decrease in the weighted-average compensation in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. As discussed below in Restructuring Charges, due to our acquisition of Whitehead Mann and the reorganization of our go-to-market and operating structure in EMEA, we implemented a restructuring in the nine months ended January 31, 2010 which further reduced our workforce. The reduction in workforce was related to restructurings in response to the unprecedented global economic downturn, the acquisition of Whitehead Mann and our reorganization of our go-to-market and operating structure. Exchange rates favorably impacted compensation and benefits expenses by $4.4 million during the nine months ended January 31, 2010.
Executive recruitment compensation and benefits costs decreased $55.3 million, or 19%, to $238.3 million in the nine months ended January 31, 2010 compared to $293.6 million in the nine months ended January 31, 2009 primarily due to a decline in executive search headcount of approximately 10% and a decrease in the weighted-average compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $4.3 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 67% in the nine months ended January 31, 2010 compared to 65% in the nine months ended January 31, 2009.
Futurestep compensation and benefits expense decreased $19.9 million, or 34%, to $38.5 million in the nine months ended January 31, 2010 from $58.4 million in the nine months ended January 31, 2009 primarily due to a decline in Futurestep headcount of approximately 27% and a decline in the weighted-average compensation in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. Exchange rates favorably impacted Futurestep compensation and benefits expense by $0.1 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 77% in the nine months ended January 31, 2010 from 73% in the nine months ended January 31, 2009.
Corporate compensation and benefits expense increased $4.6 million, or 33%, to $18.4 million in the nine months ended January 31, 2010 compared to $13.8 million in the nine months ended January 31, 2009 primarily due to a $15.1 million increase in certain other deferred compensation liabilities during the nine months ended January 31, 2010. We hold marketable securities in a trust for settlement of certain of these deferred compensation obligations as discussed in Note 5 — Marketable Securities, in the notes to our condensed consolidated financial statements. The change in the marketable securities is included in interest income and other income (loss), net, discussed below, offsets the increase in compensation and benefits expense and provides liquidity to meet the deferred compensation liabilities This decrease was partially offset by a $10.6 million decrease in certain other deferred compensation retirement plan liabilities due to an increase in cash surrender value of COLI and reduction in salaries.

General and Administrative Expenses
General and administrative expenses decreased $10.4 million, or 11%, to $86.9 million in the nine months ended January 31, 2010 compared to $97.3 million in the nine months ended January 31, 2009. Exchange rates favorably impacted general and administrative expenses by $0.9 million in the nine months ended January 31, 2010.
Executive recruitment general and administrative expenses decreased $7.5 million, or 11%, to $62.8 million in the nine months ended January 31, 2010 from $70.3 million in the nine months ended January 31, 2009. The decrease in general and administrative expenses was driven by decreases in bad debt expense of $3.3 million, business development expense of $2.5 million and $1.6 million in premises and office expense. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis, including lower premises and office expense due to the closure of offices in the second half of fiscal 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 18% in the nine months ended January 31, 2010 compared to 16% in the nine months ended January 31, 2009.
Futurestep general and administrative expenses decreased $6.3 million, or 38%, to $10.4 million in the nine months ended January 31, 2010 compared to $16.7 million in the nine months ended January 31, 2009 primarily due to decreases of $2.5 million in premises and office expense, $2.3 million in miscellaneous expenses including travel and meeting expenses, $1.0 million in business development expense and $0.4 million in bad debt expenses. Miscellaneous expenses decreased primarily due to the decline in Futurestep’s overall business activities. Bad debt expense decreased due to an overall lower accounts receivable balance contributing to fewer bad debt write-offs during the nine months ended January 31, 2010 as compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in both the nine months ended January 31, 2010 and 2009.
Corporate general and administrative expenses increased $3.4 million, or 33%, to $13.7 million in the nine months ended January 31, 2010 compared to $10.3 million in the nine months ended January 31, 2009 primarily due to an increase in legal and professional fees primarily incurred in connection with the acquisition of Whitehead Mann and an increase in business development expense incurred during the last half of the nine months ended January 31, 2010.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $11.0 million, or 28%, to $28.1 million in the nine months ended January 31, 2010, compared to $39.1 million in the nine months ended January 31, 2009. Out-of-pocket engagement expenses as a percentage of fee revenue, was 7% in both the nine months ended January 31, 2010 and 2009.
Depreciation and Amortization Expenses
Depreciation and amortization expenses decreased $0.2 million, or 2%, to $8.4 million in the nine months ended January 31, 2010, compared to $8.6 million in the nine months ended January 31, 2009. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring Charges
We reorganized our go-to-market and operating structure in EMEA and in an effort to reduce redundancy attributed to the acquisition of Whitehead Mann we incurred restructuring charges in the nine months ended January 31, 2010 of $25.8 million to reduce the combined work force and to consolidate premises. This restructuring expense was partially offset by $5.2 million of reductions from previously estimated restructuring charges ($1.9 million in severance costs and $3.3 million in premise and facilities costs) resulting in net restructuring costs of $20.6 million in nine months ended January 31, 2010. During the nine months ended January 31, 2009, we incurred $16.8 million in restructuring charges with $13.5 million of severance costs related to a reduction in our work force and $3.3 million relating to the consolidation of premises.

Operating (Loss) Income
Operating income decreased $50.3 million, to an operating loss of $16.3 million in the nine months ended January 31, 2010 compared to operating income of $34.0 million in the nine months ended January 31, 2009. This decrease in operating income resulted from a $127.5 million decrease in fee revenue during the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009, which was partially offset by a decrease in operating expenses of $88.6 million during the same period. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits and general and administrative expenses.
Executive recruitment operating income decreased $48.4 million to $15.1 million in the nine months ended January 31, 2010 compared to operating income of $63.5 million in the nine months ended January 31, 2009. The decline in executive recruitment operating income is attributable to a decrease in revenues offset by a reduction in compensation expenses relating to a decrease in headcount and weighted-average compensation, and to a lesser extent a decrease in general and administrative expenses. These decreases were partially offset by an increase in restructuring charges of $12.4 million recorded in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. Executive recruitment operating income during the nine months ended January 31, 2010, as a percentage of fee revenue, was 4% compared to operating income as a percentage of fee revenue of 14% in the nine months ended January 31, 2009.
Futurestep operating income increased by $6.6 million to $2.4 million in the nine months ended January 31, 2010 as compared to an operating loss of $4.2 million in the nine months ended January 31, 2009. The change in Futurestep operating income is primarily due to a decrease in fee revenue of $29.9 million as a result of a decline in the number of engagements billed during the nine months ended January 31, 2010 compared to the same period a year-ago. The decrease in fee revenue was offset by a decrease in compensation and benefits, general and administrative expenses and reductions of previously recorded restructuring expenses during the nine months ended January 31, 2010 compared to the nine months ended January 31, 2009. Futurestep operating income, as a percentage of fee revenue, was 5% in the nine months ended January 31, 2010, compared to operating loss, as a percentage of fee revenue of 5% in the nine months ended January 31, 2009.
Interest Income and Other Income (Loss), Net
Interest and other income (loss), net increased by $22.7 million, to income of $9.4 million in the nine months ended January 31, 2010 compared to a loss of $13.3 million in the nine months ended January 31, 2009. The increase in interest and other income (loss), net is primarily due to an increase in net trading gains on marketable securities in the nine months ended January 31, 2010 as compared to the nine month ended January 31, 2009, and a non-cash asset impairment of $15.9 million related to marketable securities in the nine months ended January 31, 2009. There was no such impairment of marketable securities in the nine months ended January 31, 2010.
Interest Expense
Interest expense, primarily related to borrowings under our COLI policies, was $4.1 million in the nine months ended January 31, 2010 compared to $3.6 million in the nine months ended January 31, 2009.
Income Tax (Benefit) Provision
The benefit for income taxes was $6.7 million in the nine months ended January 31, 2010 compared to a provision for income taxes of $12.3 million in the nine months ended January 31, 2009. The income taxes in the nine months ended January 31, 2010 reflects a 61% tax benefit compared to a 72% effective tax rate for the nine months ended January 31, 2009. The effective income tax rate in the nine months ended January 31, 2010 is lower when compared to the effective income tax rate in the nine months ended January 31, 2009, due primarily to the inability to recognize the tax benefits from net operating losses associated with the Company’s recent restructuring in certain European countries during the nine months ended January 31, 2010.

Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net (loss) income, net of taxes. Equity in earnings was $0.6 million in the nine months ended January 31, 2010 compared to $2.3 million in the nine months ended January 31, 2009.
Liquidity and Capital Resources
Although global economic conditions and demand for our services continued to show signs of improvement during the later half of the nine months ended January 31, 2010, the demand for executive searches remains well below its peak level. In response to the uncertain economic environment and labor markets, we took steps to align our cost structure with anticipated revenue levels, in an effort to retain positive cash flow. Continued adverse changes in our revenue, however, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs. We believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have shown improvement but total recovery may be long and gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.
As of January 31, 2010 and April 30, 2009, our marketable securities included $64.5 million (net of unrealized losses of $1.3 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $60.6 million and $58.5 million are classified as noncurrent. Our obligations for which these assets were held in trust totaled $64.5 million and $60.7 million as of January 31, 2010 and April 30, 2009, respectively.
The net decrease in our working capital of $18.1 million as of January 31, 2010 compared to April 30, 2009 is primarily attributable to a net decrease in cash and cash equivalents, offset to some extent by an increase in accounts receivable and a decrease in accrued compensation and benefits payable. Cash and cash equivalents decreased due to the payment of annual bonuses while compensation and benefits payable decreased due to a reduction in worldwide headcount and a reduction in variable compensation. Accounts receivable increased due to an increase in the number of engagements billed during the later half of the nine months ended January 31, 2010 compared to the year-ago period.
Cash and cash equivalents and marketable securities were approximately $251.2 million and $330.3 million as of January 31, 2010 and April 30, 2009, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of auction rate municipal securities and mutual funds. The primary objectives for these investments are liquidity or to meet the obligations under certain of our deferred compensation plans.
Cash used in operating activities was $70.8 million in the nine months ended January 31, 2010, an increase of $35.8 million, from cash used in operating activities of $35.0 million in the nine months ended January 31, 2009. The increase in cash used in operating activities is primarily due to an increase in receivables of $53.1 million, other than temporary impairment on marketable securities of $15.9 million recorded in the nine months ended January 31, 2009 and none in the current period, deferred income taxes of $21.2 million offset by a decrease in cash used to settle accounts payable and accrued liabilities of $60.0 million. The increase in receivables is due to an increase in fee revenue during the later half of the nine months ended January 31, 2010 compared to fiscal 2009. The increase in cash used related to deferred income taxes is a result of a reversal of a reserve previously taken against an uncertain tax position and an increased valuation allowance related to cash repatriations and foreign tax credits and the decrease in accounts payable and accrued liabilities is attributable mainly to a reduction in worldwide headcount and weighted-average compensation.

Cash used in investing activities was $20.0 million in the nine months ended January 31, 2010, a decrease of $5.0 million, from cash used in investing activities of $25.0 million in the nine months ended January 31, 2009. The decrease in primarily attributable to greater proceeds received from the sale of marketable securities offset by more cash used for acquisitions.
Cash provided by financing activities was $4.9 million in the nine months ended January 31, 2010, an increase of $9.7 million from cash used in financing activities of $4.8 million in the nine months ended January 31, 2009. Borrowings under life insurance policies increased $3.8 million in the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. In addition, cash used to repurchase shares of common stock decreased $7.9 during the nine months ended January 31, 2010 as compared to the nine months ended January 31, 2009. As of January 31, 2010, $36.4 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.
Long-Term Debt
Total outstanding borrowings under our COLI policies were $66.7 million and $61.6 million as of January 31, 2010 and April 30, 2009, respectively. Generally, we borrow under our COLI policies to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the cash surrender value of the life insurance policies of $132.7 million and $124.7 million as of January 31, 2010 and April 30, 2009, respectively.
In January 2010, the Company amended its Senior Secured Revolving Credit facility (the “Facility”), with Wells Fargo Bank, N.A., to, among other things, modify certain covenants and borrowing base requirements. The aggregate commitments under the Facility are $50 million, with a $15 million sublimit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of January 31, 2010, the Company pledged $6.0 million in cash. The maturity date of the Facility remains unchanged at March 14, 2011. Borrowings under the Facility bear interest, at the election of the Company, at either the base rate or the Eurodollar rate in effect at such time plus, in each case, the applicable margin. The applicable margins for base rate loans and Eurodollar rate loans are 3.00% and 4.00%, respectively. The Company pays quarterly commitment fees of 0.50% on the Facility’s unused commitments. The Facility is secured by substantially all of the Company’s assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of January 31, 2010 the Company had no borrowings under its Facility; however, at January 31, 2010 there were $5.8 million of standby letters of credit issued under this Facility.
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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three and nine months ended January 31, 2010, we recognized foreign currency losses, after income taxes, of $0.7 million and $1.0 million, respectively, primarily related to our Latin America, Asia Pacific and EMEA operations.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $0.7 million, $1.2 million and $1.7 million, respectively, based on outstanding balances at January 31, 2010. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $0.7 million, $1.2 million and $1.7 million, respectively, based on outstanding balances at January 31, 2010.
Interest Rate Risk.
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2010, we had no outstanding borrowings under our Facility. We had $66.7 million of borrowings against the cash surrender value of COLI contracts as of January 31, 2010 bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the cash surrender value on our COLI contracts.
As of January 31, 2010, we held approximately $10.9 million par value (fair value of $9.7 million) of ARS. Continued liquidity issues in the global credit markets caused auctions for all of our ARS to fail. As a result of the current situation in the auction markets, our ability to liquidate our investment in ARS in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot sell these types of securities. In August 2008, we received a settlement offer and entered into a repurchase agreement with an investment security firm, which gave us the right (“Put Option”) to sell our auction rate securities at par value to the investment security firm between June 30, 2010 and July 2, 2012 and (2) gave the investment security firm the right to purchase the auction rate securities from us any time after October 28, 2008 as long as we receive the par value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

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
(b) Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended January 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during quarter ended January 31, 2010:

				Approximate Dollar
			Shares Purchased	Value of Shares
		Average	as Part of Publicly-	That May Yet be
	Shares	Price Paid	Announced	Purchased under the
	Purchased (1)	Per Share	Programs (2)	Programs (2)
November 1, 2009—November 30, 2009	2,026	$15.88	—	$36.4 million
December 1, 2009—December 31, 2009	15,434	$16.75	—	$36.4 million
January 1, 2010—January 31, 2010	—	—	—	$36.4 million

Total	17,460	$16.65

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

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
Date: March 12, 2010

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.