Form 10-K
period 2010-04-30
KORN FERRY INTERNATIONAL
filed 2010-06-29
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares outstanding of our common stock as of June 25, 2010 was 45,449,300 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $913,851,007 based upon the closing market price of $15.96 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders scheduled to be held on September 14, 2010 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2010

PART I.

Item 1.	Business

Business Overview

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to attract, develop, retain and sustain their talent. We opened our first office in Los Angeles in 1969 and currently operate in 76 offices in 36 countries. As of April 30, 2010, we had approximately 2,200 full-time employees, including 473 executive recruitment and 154 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 74% of our executive recruitment assignments performed during fiscal 2010 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Leadership and Talent Consulting (“LTC”):  Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational and leadership development efforts. Services address three fundamental leadership and talent management needs — strategic and organizational alignment, leadership and executive development, and talent and performance management. Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Talent Acquisition Solutions:  In 1998, we extended our market reach into middle management with the introduction of Futurestep, our outsourced and mid-level recruiting subsidiary. Futurestep draws from Korn/Ferry’s four decades of industry experience to create customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. In addition to being a pioneer in recruitment process outsourcing (“RPO”), the Company’s multi-tiered portfolio of services includes talent acquisition consulting services, project-based recruitment and mid-level recruitment.

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

We also make available, free of charge on our website at www.kornferry.com, our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

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

Industry Overview

Executive Recruitment:  Our executive recruitment segment concentrates on searches for positions with annual compensation of $150,000 or more, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn/Ferry, typically charge a fee for their services equal to approximately one-third of the annual cash compensation for the position being filled regardless of whether the position has been filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Leadership and Talent Consulting:  With an increasing amount of Korn/Ferry’s revenue being generated by non-search engagements, our LTC services are driving our transformation into a broad-based talent management firm. These diversified solutions help our clients not only attract but develop, retain and sustain their best people in the context of their organization and talent strategy.

Talent Acquisition Solutions:  Futurestep, a Korn/Ferry subsidiary, offers talent acquisition solutions for mid- and high-level management with annual compensation generally in the $100,000 to $150,000 range. Founded in 1998, Futurestep today has locations on four continents and a record of success in helping clients achieve business impact through effective talent operations.

Industry Trends

The challenging macroeconomic environment continued to impede business throughout the world in fiscal 2010, including the talent management industry. However, we believe the long-term business prospects for the talent management industry are strong due to a confluence of factors that will continue to fuel job growth and hiring. The main trends affecting our industry are as follows:

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

Aging Population — In many major economic centers, the workforce population is aging at a rapid pace. The number of retirees has more than doubled over the last decade. Moreover, the supply of available qualified candidates is limited, making it more difficult for employers to secure executives. We believe this trend will have a positive impact on our business over the long-term as employers will increasingly seek service providers who can provide solutions for the impending talent shortage.

Globalization of Business — As the world markets continue to integrate into one global economy, many companies are strengthing their talent pool with experienced executives who can operate effectively in this global environment. Emerging markets such as China, India and Eastern Europe have executive talent demands that exceed the current available supply of executive talent in these geographies. The rapidly changing competitive landscape challenges multinational and local companies to identify and recruit qualified executives with the right combination of skills, experience and cultural compatibility. Clients are turning to firms that combine proven expertise with specialized knowledge of both key industries and local markets, enabling them to address their ongoing global talent needs.

Increased Outsourcing of Recruitment Functions — More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. Third-

party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

•	Access to a diverse and highly qualified pool of candidates on an as-needed basis;

•	Reduction or elimination of the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Access to the most updated industry and geographic market information;

•	Access to cutting-edge search technology software; and

•	Ability to maintain management focus on core strategic business issues.

Key Role of Advanced Technology — At Korn/Ferry we are adding more regimen and scientific research into the recruitment process, with emphasis shifting from candidate identification to candidate assessment and placement. Driving this initiative is enhanced technology, as the power of the Internet, search engines and databases make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, recruiting and assessing the most desirable candidates.

Other Industry Trends — In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on the talent management industry:

•	Increasing demand for managers with broader qualifications;

•	Increasing desire by candidates to more actively manage their careers;

•	Increasing demand for senior executives with not just the right technical skills, but also the right leadership characteristics to meet the specific requirements of the position and organizational culture;

•	Increasing demand for senior executives who can exceed the high standards of due diligence and public scrutiny as a result of recent securities legislation;

•	Decreasing executive management tenure and more frequent job changes;

•	Inadequate succession planning; and

•	Increasing impact of Internet-enabled social media on the role of HR and the recruitment process.

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. The principal elements of our strategy include:

Recruiting and Retaining Key Consultants

In the current environment we are operating in, our goal is to retain our most productive consultants and maintain the quality of service to which our clients are accustomed. Our consultants originated from diverse backgrounds and areas of expertise and were recruited based on their track records as top performers in their given industry. We believe that we have continued to upgrade our professional staff in the current year, while decreasing the average number of consultants to align our cost structure with the current environment. We further believe that the recruitment and retention of key consultants will be an ongoing driver of long-term growth.

Broadening our Product and Service Offerings

In addition to our heritage as a leading provider of executive recruitment, we also offer clients outsourced and mid-level recruitment, strategic and organizational alignment, leadership and executive development, and talent and performance management through Futurestep and LTC. We will continue to develop and add new products and services that our clients demand and that are consistent with our strategic goals. Our non-executive recruitment business generated 26% of our overall fee revenue in fiscal 2010.

Global Account Management

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. In fiscal 2009, we launched a new firmwide initiative — the Office of the Chief Executive, Premier Client Partnerships — focused on designing and executing global and regional client account initiatives, enhancing Korn/Ferry’s market positioning and unlocking new areas for cross introductions and integrated revenue growth.

Expanding our Market Reach and Presence through Technology and Assessment Solutions

Information technology has become a critical element of the recruitment business. We have made significant investments in developing a robust technology infrastructure and a web-based executive recruitment platform, e-Korn/Ferry. In fiscal 2010, we continued to invest in enhanced tools and information sharing to gain a competitive advantage. We introduced key enhancements to Searcher Express, our state-of-the-art engagement execution platform and the cornerstone of the Company’s strategy to better share knowledge, access data and improve the search process. A new client relationship management feature provides a global relationship view of clients and prospective clients for improved coordination of business development activities. We also incorporated reporting tools in Searcher Express to recognize engagement teams’ contributions to the depth and quality of our data. Important enhancements were introduced in the Client Advantage Talent Dashboard, a private web portal that actively engages in the work we perform on their behalf. We continue to expand and consolidate our worldwide technology infrastructure with the integration of the Whitehead Mann and Lore acquisitions into our database and communication platforms. Looking forward, we are beginning to explore technology-enabled extensions of our brand. Executives can now track e-Korn/Ferry opportunities via Twitter, and apply for opportunities and contact Korn/Ferry consultants via our iPhone application, K/F Connect.

As Futurestep continued its growth in RPO and project-based and mid-level recruitment, information technology helped fuel all of these lines of business. Fiscal 2010 saw several major system enhancements, including an improved registration completing process on the candidate web site, a new private database partition and customized recruitment web site for a major RPO client, and introduction of the Futurestep-branded Talent Dash board for 24/7 client access.

We also upgraded LTC technologies with the further integration of Lominger intellectual property into our management assessment and talent management platforms. Usage of Search Assessment, a technology-based assessment process for our core executive recruitment business, increased to 63% of all search engagements.

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

Our Services and Organization

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.  Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers (“CEO”), chief financial officers (“CFO”), chief operating officers (“COO”), chief information officers (“CIO”) and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2010, we executed more than 9,150 executive recruitment assignments.

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

Once the position is defined and outlined via an enhanced job specification that embodies the desired leadership characteristics, a research team identifies through the use of our proprietary databases and other information resources, companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and searches our databases containing profiles of approximately five million executives to assist in identifying individuals with the right background, cultural fit and abilities. These sources are a critical element in assessing the marketplace.

An original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings, using our proprietary behavioral interviewing approach. Candidates also complete Search AssessmentSM, a behavioral mapping tool that provides clients with insights into how candidates will lead, how they will approach and solve complex problems, what their emotional profile is likely to be and what motivates them to succeed. The client is then presented final qualified candidates to interview. We conduct due diligence and background verification of the candidate throughout the process, at times with the assistance of an independent third party.

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

Percentage of Fiscal 2010 Assignments by Industry Specialization

Global Markets:
Industrial	27%
Consumer	19%
Financial Services	18%
Technology	14%
Life Sciences	13%
Regional Specialties:
Education/Not-for-Profit	5%
Healthcare Provider	4%

Functional Expertise.  We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, chief executive officers and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the firm. Their work is with CEOs and in the board room, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2010 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	69%
Marketing and Sales	11%
Manufacturing/Engineering/Research and Development/Technology	7%
Human Resources and Administration	6%
Finance and Control	5%
Information Systems	2%

Regions

North America — We opened our first office in Los Angeles in 1969, and currently have 23 offices throughout the United States and Canada. In fiscal 2010, the region generated fee revenue of $278.8 million from more than 3,630 assignments billed, with an average of 230 consultants.

Europe, the Middle East and Africa (“EMEA”) — We opened our first European office in London in 1972, and currently have 20 offices in 17 countries throughout the region. In fiscal 2010, the region generated fee revenue of $137.5 million from more than 3,180 assignments billed, with an average of 145 consultants.

Asia Pacific — We opened our first Asia Pacific office in Tokyo in 1973, and currently have 19 offices in 11 countries throughout the region. In fiscal 2010, the region generated fee revenue of $64.1 million from more than 1,630 assignments billed, with an average of 87 consultants.

South America — We opened our first South America office in Brazil in 1974. We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company, and currently conduct operations in Mexico through a subsidiary in which we hold a minority interest. As of April 30, 2010, we operate a network of 7 offices in 6 countries covering the entire South American region and two offices in Mexico. The region, excluding operations in Mexico, generated fee revenue of $24.0 million in fiscal 2010 from more than 710 assignments billed, with an average of 20 consultants. Our share of the earnings from our Mexico subsidiary was $0.1 million and $2.4 million for the years ended April 30, 2010 and 2009, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.  Our 4,277 clients include many of the world’s largest and most prestigious public and private companies, with 42% of the FORTUNE 500 companies being clients in fiscal 2010. In fiscal 2010, no single client represented more than 1% of fee revenue. We have established strong client loyalty with 74% of the executive recruitment assignments performed during fiscal 2010 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

Competition.  We are a premier global provider of talent management solutions. Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe that our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership and Talent Consulting.  In fiscal 2009, we consolidated our strategic management assessment and executive coaching and development services under the new name Leadership and Talent Consulting to more accurately reflect the array of solutions we now offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc. and Lominger Consulting (the “Lominger Entities”) and LeaderSource in fiscal 2007, Lore International in fiscal 2009 and most recently, SENSA Solutions in fiscal 2010. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams, and addresses three fundamental leadership and talent management needs:

1. Strategic and Organizational Alignment: Korn/Ferry offers solutions for aligning structure, organization and talent with business strategy, including strategic alignment, organization structure and design, culture alignment, and merger and acquisition and post-merger integration.

2. Leadership and Executive Development: We offer several powerful solutions for equipping leaders to optimize performance, such as executive coaching, enterprise learning, leadership development and senior team/board effectiveness.

3. Talent and Performance Management: Korn/Ferry can help organizations establish and implement a scalable talent management foundation through such services as succession planning, executive compensation, competency modeling and high-potential management.

Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Talent Acquisition Solutions — Futurestep

Overview.  Founded in 1998 as Korn/Ferry’s scalable, outsourced recruitment subsidiary, Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, talent acquisition consulting services, project-based recruitment, and mid-level recruitment. Each Futurestep service benefits from the industry and functional expertise of our global consultant network, ensuring that clients work with professionals who understand their business and have the relevant knowledge to qualify candidates effectively.

Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 13 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to aid speed, efficiency and quality service for clients worldwide.

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

RPO solutions provide the expertise, services and support to help clients address strategic and operational challenges related to talent acquisition. Futurestep can act as or augment, the clients’ recruitment function.

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

Regions.  We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2010, we had Futurestep operations in 9 cities in North America, 7 in Europe and 11 in Asia Pacific.

Competition.  Futurestep primarily competes for business with other RPO providers such as Spherion, KellyOCG and The RightThing and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

For talent acquisition and management consulting services, Futurestep competes with boutique consulting providers such as HRchitect, Knowledge Infusion and Capital H Group and larger consulting firms such as Accenture, Hewitt Associates and Towers Watson.

Organization

The Company operates in two global business segments in the retained recruitment industry, Executive Recruitment and Futurestep. Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, EMEA, Asia Pacific and South America. Futurestep is managed on a worldwide basis with operations in North America, Europe and Asia Pacific. We face risks associated with political instability, legal requirements and currency fluctuations in these international operations. Examples of such risks include difficulties in staffing and managing global operations, social and political instability, fluctuation in currency exchange rates and potential adverse tax consequences.

Professional Staff and Employees

As of April 30, 2010, we had 1,664 executive recruitment employees consisting of 473 consultants, 1,025 associates, researchers, administrative and support staff, and 166 LTC professionals. In addition, we had 14 consultants in our unconsolidated Mexico office. Futurestep had 487 employees as of April 30, 2010, consisting of 154 consultants and 333 administrative and support staff. Corporate had 48 professionals at April 30, 2010. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2010. Financial information regarding our business segments for fiscal 2009 and 2008 and additional information for fiscal 2010 is contained in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

		Operating	Number of	Number of
	Fee	Income	Offices as of	Consultants as of
	Revenue	(Loss)	April 30, 2010	April 30, 2010
	(Dollars in thousands)

Executive Recruitment:
North America	$278,746	$42,604	23	229
EMEA	137,497	(15,511)	20	139
Asia Pacific	64,132	7,826	19	85
South America	24,026	3,286	7	20

Total Executive Recruitment	504,401	38,205	69	473
Futurestep(1)	67,979	1,291	7	154
Corporate	—	(42,218)	—	—

Total	$572,380	$(2,722)	76	627

(1)	Futurestep partially occupies 20 of the executive recruitment offices globally in 13 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the geographical regions in which the Company operates:

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Fee Revenue:
United States	$270,859	$305,472	$368,039
Canada	32,115	41,861	48,646
EMEA	157,376	172,899	223,826
Asia Pacific	88,004	93,668	124,503
South America	24,026	24,323	25,556

Total	$572,380	$638,223	$790,570

Item 1A.	Risk Factors

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

We compete for executive recruitment business with numerous executive recruitment firms and businesses that provide job placement services. Traditional executive recruitment competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. There are no extensive barriers to entry into the executive recruitment industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors. One such example is from Internet-enabled professional and social networking website providers. As these providers evolve they may develop offerings similar to ours thereby increasing competition for our services. Increased competition, whether as a result of these professional and social networking website providers or traditional executive recruitment firms, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive recruitment firms for qualified consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. This risk is heightened due to the general portability of a consultant’s business. Any decrease in the quality of our reputation, reduction in our compensation levels or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed.

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

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive recruitment process. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination, violations of employment law or other matters. We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates.

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

We operate in 36 countries and during the year ended April 30, 2010, generated 47% of our fee revenue from operations outside of North America. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets. This would result in an increase in our effective tax rate, and an adverse effect on our future operating results. In addition, changes in statutory tax rates may also change our deferred tax assets or liability balances, with either a favorable or unfavorable impact on our effective tax rate. Our deferred tax assets may also be impacted by new legislation or regulation.

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make estimates and assumptions about revenues, operating margins, growth rates, and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience further unexpected significant declines in operating results, or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our results of operations and net worth in the periods of such charges.

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

We must ensure that our costs and workforce continue to be in proportion to demand for our services. Any failure to maintain a balance between our cost structure and headcount and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs.

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

Our corporate office is located in Los Angeles, California. We lease all 76 of our executive recruitment and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2010, we leased an aggregate of approximately 751,267 square feet of office space. The leases generally are for terms of one to 10 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Removed and Reserved

Executive Officers of the Registrant

Name	Age	Position

Gary D. Burnison	49	President and Chief Executive Officer
Michael A. DiGregorio	55	Executive Vice President and Chief Financial Officer
Ana Dutra	46	Executive Vice President and Chief Executive Officer of Leadership and Talent Consulting
Robert H. McNabb	63	Executive Vice President, Premier Client Partnership
Byrne Mulrooney	49	Chief Executive Officer, Futurestep

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Gary D. Burnison has been President and Chief Executive Officer since July 2007. He was Executive Vice President and Chief Financial Officer from March 2002 until June 30, 2007 and Chief Operating Officer from November 2003 until June 30, 2007. Prior to joining Korn/Ferry, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Earlier, Mr. Burnison was a partner at KPMG Peat Marwick.

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

Ana Dutra has been Executive Vice President of Korn/Ferry and Chief Executive Officer of Leadership and Talent Consulting since February 2008. She is responsible for driving the global growth of our Leadership and Talent Consulting group, including our Lominger, LeaderSource and Executive Compensation Advisors companies. Prior to joining Korn/Ferry, Ms. Dutra led the global organization and change strategy practice at Accenture, a global management consulting, technology services and outsourcing company, from 2005 to 2008. Before this role, she led the organizational transformation practice at Mercer Management Consulting from 2001 to 2005. Earlier, Ms. Dutra was with Marakon Associates, CSC Index, Booz Allen Hamilton and IBM Consulting Group.

Robert H. McNabb has been Executive Vice President of Korn/Ferry since November 2003. In April 2010, he was appointed to the Office of the Chief Executive, Premier Client Partnerships initiative, which is the integrated go-to-market platform for Korn/Ferry’s global and regional clients. Prior to this appointment Mr. McNabb was Chief Executive Officer for Futurestep from July 2002 to April 2010 and was President of the Futurestep Americas and Asia Pacific regions. Before joining Futurestep in December 2001, he was the President and Chief Executive Officer of Corestaff from 1998 to 2001 and President and Chief Operating Officer at Republic Industries in 1997.

Byrne Mulrooney joined the Company in April 2010 as Chief Executive Officer of Futurestep. Mr. Mulrooney has held executive positions for over almost 20 years at EDS and IBM in client services, sales, marketing and operations. Mr. Mulrooney also led Spherion’s workforce solutions business in North America, which included recruitment process outsourcing and managed services, from 2003 to 2007. Prior to joining Korn/Ferry, he was President and Chief Operating Officer of Flynn Transportation Services, a third party logistics company, from 2007 to 2010. Mr. Mulrooney is a graduate of Villanova University in Pennsylvania. He holds a master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low

Fiscal Year Ended April 30, 2010
First Quarter	$14.29	$9.43
Second Quarter	$17.28	$12.57
Third Quarter	$18.00	$14.31
Fourth Quarter	$18.62	$14.65
Fiscal Year Ended April 30, 2009
First Quarter	$18.88	$15.42
Second Quarter	$20.52	$9.87
Third Quarter	$14.50	$9.28
Fourth Quarter	$11.49	$7.54

On June 25, 2010 the last reported sales price on the New York Stock Exchange for the Company’s common stock was $15.07 per share and there were approximately 8,000 beneficial holders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. The following graph compares the monthly percentage change in the Company’s cumulative total stockholder return with the cumulative total return of the companies in the Standard & Poor’s 500 Stock Index and a peer group constructed by us. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2005 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

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

The stock price performance depicted in this graph is not necessarily indicative of future price performance. This graph will not be deemed to be incorporated by reference by any general statement incorporating this Form 10-K into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or deemed filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG KORN/FERRY INTERNATIONAL, THE S&P 500 INDEX
AND A PEER GROUP

* $100 invested on 4/30/05 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Copyright© 2010, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Dividends and Stock Repurchases

We have not paid any cash dividends on our common stock since April 30, 1996 and do not currently intend to pay any cash dividends on our common stock in the foreseeable future. The Board of Directors has authorized the Company to repurchase up to $175.0 million of the Company’s outstanding shares of common stock pursuant to issuer repurchase programs. We have repurchased approximately $140.0 million of the Company’s common stock as of April 30, 2010 under these programs. Our future dividend policy as well as any decision to execute our currently outstanding issuer repurchase programs will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility does not restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table summarizes common stocks repurchased by us during the fourth quarter of fiscal 2010:

					Approximate Dollar
					Value of Shares
				Shares Purchased	that may Yet be
				as Part of Publicly-	Purchased Under
	Shares		Average Price	Announced Programs	the Programs
	Purchased		Paid per Share	(1), (2), (3) and (4)	(1), (2), (3) and (4)

February 1, 2010 — February 28, 2010	—		$—	—	$36.4 million
March 1, 2010 — March 31, 2010	5,750	(5)	$17.66	—	$36.4 million
April 1, 2010 — April 30, 2010	84,807		$16.30	84,807	$35.0 million

Total	90,557			84,807

(1)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(2)	On June 8, 2006, the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(3)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(4)	On November 2, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(5)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data set forth below for the fiscal years ended April 30, 2010, 2009 and 2008 and the selected balance sheet data as of April 30, 2010 and 2009 are derived from our consolidated financial statements, audited by Ernst & Young LLP appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2008, 2007 and 2006 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2007 and 2006 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data and other operating data)

Selected Statement of Operations Data:
Fee revenue	$572,380	$638,223	$790,570	$653,422	$522,882
Reimbursed out-of-pocket engagement expenses	27,269	37,905	45,072	35,779	28,887

Total revenue	599,649	676,128	835,642	689,201	551,769
Compensation and benefits	413,340	442,632	540,056	447,692	341,196
General and administrative expenses	115,280	126,882	134,542	105,312	93,462
Out-of-pocket engagement expenses	41,585	49,388	58,750	44,662	31,927
Depreciation and amortization	11,493	11,583	10,441	9,280	9,002
Restructuring charges, net(1)	20,673	41,915	—	—	—

Total operating expenses	602,371	672,400	743,789	606,946	475,587

Operating (loss) income	(2,722)	3,728	91,853	82,255	76,182
Other income (loss), net(3)	10,066	(14,738)	4,656	2,524	6,046
Interest (expense) income, net(3)	(2,622)	(1,063)	2,481	(2,280)	(5,204)
(Benefit) provision for income taxes	(485)	384	36,081	30,164	19,594
Equity in earnings of unconsolidated subsidiaries, net	91	2,365	3,302	3,163	2,000

Net income (loss)	$5,298	$(10,092)	$66,211	$55,498	$59,430

Basic earning (loss) per share	$0.12	$(0.23)	$1.50	$1.40	$1.49
Diluted earning (loss) per share	$0.12	$(0.23)	$1.46	$1.24	$1.32
Basic weighted average common shares outstanding	44,413	43,522	44,012	39,774	39,890
Diluted weighted average common shares outstanding	45,457	43,522	45,528	46,938	47,270
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$278,746	$309,514	$374,891	$329,065	$259,089
EMEA	137,497	143,184	183,042	146,155	120,059
Asia Pacific	64,132	66,332	95,915	74,987	57,922
South America	24,026	24,323	25,556	17,426	15,660

Total executive recruitment	504,401	543,353	679,404	567,633	452,730
Futurestep	67,979	94,870	111,166	85,789	70,152

Total fee revenue	$572,380	$638,223	$790,570	$653,422	$522,882

Number of offices (at period end)	76	78	89	82	72
Number of consultants (at period end)	627	615	684	601	507
Number of new engagements opened	9,794	9,630	11,106	10,415	9,608
Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$219,233	$255,000	$305,296	$226,137	$211,753
Marketable securities	77,219	75,255	83,966	98,130	66,444
Working capital	188,368	198,250	196,259	193,716	197,540
Total assets	827,098	740,879	880,214	761,491	635,491
Total long-term debt(2)	—	—	—	—	45,147
Mandatorily redeemable preferred stock(2)	—	—	—	—	10,989
Total stockholders’ equity	491,342	459,099	496,134	432,955	$323,751

(1)	During fiscal 2010, our restructuring initiatives resulted in restructuring charges of $25.8 million against operations, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010. During fiscal 2009, the restructuring charges were comprised of severance charges of $26.9 million and facilities charges of $15.0 million.

(2)	In the fourth quarter of fiscal 2007, we issued notice for the redemption of our 7.5% Convertible Series Subordinated Notes and 7.5% Convertible Series A Preferred Stock. In response, the holder of the notes and preferred stock exercised its option to convert the debt and preferred stock pursuant to the terms of the original agreements. The conversion resulted in approximately 5.6 million shares of our common stock being delivered to the debt and preferred stock holder in April 2007. As of April 30, 2010, we had no outstanding amounts related to these convertible securities.

(3)	Certain amounts in the consolidated statement of operations have been conformed to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, develop, retain and sustain their talent. We are the largest provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), recruitment process outsourcing (“RPO”), leadership and talent consulting (“LTC”) and executive coaching. Over half of the executive recruitment searches we performed in fiscal 2010 were for board level, chief executive and other senior executive and general management positions. Our 4,277 clients in fiscal 2010 included many of the world’s largest and most prestigious public and private companies, including approximately 42% of the FORTUNE 500 companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 74% of the executive recruitment assignments performed during fiscal 2010 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of executive search, middle-management recruitment, RPO, LTC and executive coaching, our strategic focus for fiscal 2011 will center upon enhancing the cross-selling of our multi-service strategy. We plan to continue to address areas of increasing client demand, including RPO and LTC. We plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue decreased 10% in fiscal 2010 to $572.4 million compared to $638.2 million in fiscal 2009, with decreases in fee revenue in all regions. The North American region in executive recruitment and Futurestep experienced the largest dollar decreases in fee revenue. In fiscal 2010, we recorded an operating loss of $2.7 million with operating income from executive recruitment and Futurestep of $38.2 million and $1.3 million, respectively and corporate expenses of $42.2 million. This represents a decrease of 173% from operating income of $3.7 million in fiscal 2009.

Our cash, cash equivalents and marketable securities decreased $33.8 million, or 10% to $296.5 million at April 30, 2010 compared to $330.3 million at April 30, 2009. As of April 30, 2010, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $67.0 million and a fair value of $69.0 million. Our working capital decreased $9.9 million in fiscal 2010 to $188.4 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt nor any outstanding borrowings under our credit facility at April 30, 2010.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in our notes to consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.  Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide recruitment services on a retained basis and generally bill clients in three monthly installments. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. Fee revenue from LTC services is recognized as earned.

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

Carrying Values.  Valuations are required under U.S. generally accepted accounting principles (“GAAP”) to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are goodwill, intangible assets and deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2010	2009	2008

Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.8	5.9	5.7

Revenue	104.8	105.9	105.7
Compensation and benefits	72.2	69.3	68.3
General and administrative expenses	20.2	19.9	17.0
Out-of-pocket engagement expenses	7.3	7.7	7.4
Depreciation and amortization	2.0	1.8	1.4
Restructuring charges	3.6	6.6	—

Operating (loss) income	(0.5)%	0.6	11.6

Net income (loss)	0.9%	(1.6)%	8.4%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2010		2009		2008
	Dollars	%	Dollars	%	Dollars	%
	(Dollars in thousands)

Fee revenue
Executive recruitment:
North America	$278,746	48.7%	$309,514	48.5%	$374,891	47.4%
EMEA	137,497	24.0	143,184	22.4	183,042	23.2
Asia Pacific	64,132	11.2	66,332	10.4	95,915	12.1
South America	24,026	4.2	24,323	3.8	25,556	3.2

Total executive recruitment	504,401	88.1	543,353	85.1	679,404	85.9
Futurestep	67,979	11.9	94,870	14.9	111,166	14.1

Total fee revenue	572,380	100.0%	638,223	100.0%	790,570	100.0%

Reimbursed out-of-pocket engagement expense	27,269		37,905		45,072

Total revenue	$599,649		$676,128		$835,642

	Year Ended April 30,
	2010		2009		2008
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(Dollars in thousands)

Operating (loss) income
Executive recruitment:
North America	$42,604	15.3%	$37,516	12.1%	$70,628	18.8%
EMEA	(15,511)	(11.3)	2,061	1.4	29,820	16.3
Asia Pacific	7,826	12.2	5,396	8.1	19,299	20.1
South America	3,286	13.7	2,441	10.0	2,230	8.7

Total executive recruitment	38,205	7.6	47,414	8.7	121,977	18.0
Futurestep	1,291	1.9	(12,003)	(12.7)	8,545	7.7
Corporate	(42,218)		(31,683)		(38,669)

Total operating (loss) income	$(2,722)	(0.5)%	$3,728	0.6%	$91,853	11.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Fiscal 2010 Compared to Fiscal 2009

Fee Revenue

Fee Revenue.  Fee revenue decreased $65.8 million, or 10%, to $572.4 million in fiscal 2010 compared to $638.2 million in fiscal 2009. The decrease in fee revenue was primarily attributable to an 8% decrease in the weighted-average fees billed per engagement during fiscal 2010 as compared to fiscal 2009 and a 2% decrease in the number of executive search engagements billed during the same period, both of which were driven by the depressed global economic conditions in fiscal 2009 and the first half of fiscal 2010, which continues to have an impact on many of our client’s people initiatives. Exchange rates favorably impacted fee revenues by $4.4 million in fiscal 2010.

Executive Recruitment.  Executive recruitment reported fee revenue of $504.4 million, a decrease of $38.9 million, or 7%, in fiscal 2010 compared to $543.3 million in fiscal 2009. The decline in executive recruitment fee revenue was due to a 7% decrease in the average fees billed per engagement in fiscal 2010 as compared to fiscal 2009 and a 1% decrease in the number of engagements billed during the same period. Exchange rates favorably impacted fee revenues by $2.7 million in fiscal 2010.

North America reported fee revenue of $278.8 million, a decrease of $30.7 million, or 10%, in fiscal 2010 compared to $309.5 million in fiscal 2009 primarily due to a 6% decrease in the average fees billed per engagement in the region during fiscal 2010 as compared to fiscal 2009 and a 4% decrease in the number of engagements billed during the same period. The overall decline in fee revenue was driven by declines in fee revenue in the industrial, consumer goods and healthcare sectors. Exchange rates favorably impacted North America fee revenue by $1.5 million in fiscal 2010.

EMEA reported fee revenue of $137.5 million, a decrease of $5.7 million, or 4%, in fiscal 2010 compared to $143.2 million in fiscal 2009. EMEA’s decrease in fee revenue was driven by a 10% decrease in average fees billed per engagement in fiscal 2010 as compared to fiscal 2009, offset by a 6% increase in the number of engagements billed during the same period. The performance in existing offices in the Netherlands, Italy, United Arab Emirates and Germany were the primary contributors to the decrease in fee revenue in fiscal 2010 in comparison to fiscal 2009. The technology, industrial and financial services sectors experienced the largest decrease in fee revenue in fiscal 2010 as compared to fiscal 2009. Exchange rates unfavorably impacted EMEA fee revenue by $2.0 million in fiscal 2010. The decline in EMEA’s fee revenue as a result of the global economic conditions was partially offset by the fee revenue from the acquisition of Whitehead Mann, which is included in EMEA’s results from June 11, 2009, the effective date of the acquisition.

Asia Pacific reported fee revenue of $64.1 million, a decrease of $2.2 million, or 3%, in fiscal 2010 compared to $66.3 million in fiscal 2009 due to a 3% decrease in average fees billed per engagement in fiscal 2010 compared to fiscal 2009. The decline in performance in Japan, New Zealand and Singapore were the primary contributors to the decrease in fee revenue in fiscal 2010 over the year-ago period. The largest decrease in fee revenue was experienced in the industrial and healthcare sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $2.4 million in fiscal 2010.

South America reported fee revenue of $24.0 million, a decrease of $0.3 million, or 1%, in fiscal 2010 compared to $24.3 million in fiscal 2009. The number of engagements billed decreased 10% within the region in fiscal 2010 compared to fiscal 2009, offset by a 9% increase in the average fees billed per engagement in the region during the same period. The decline in performance in the financial services, consumer goods and industrial sectors were the primary contributor to the decrease in fee revenue in fiscal 2010 compared to fiscal 2009. Exchange rates favorably impacted fee revenue for South America by $0.8 million in fiscal 2010.

Futurestep.  Futurestep reported fee revenue of $68.0 million, a decrease of $26.9 million, or 28%, in fiscal 2010 compared to $94.9 million in fiscal 2009. The decline in Futurestep’s fee revenue is due to an 18% decrease in the number of engagements billed in fiscal 2010 as compared to fiscal 2009 and an 11% decrease in average fees billed per engagement during the same period. Of the total decrease in fee revenue in fiscal 2010 compared to fiscal 2009, North America experienced the largest dollar decline, with a decrease in fee revenue of $13.6 million, or 36%, to $24.2 million; Europe fee revenue decreased by $9.8 million, or 33%, to $19.9 million and Asia fee revenue decreased $3.5 million, or 13%, to $23.9 million. Exchange rates favorably impacted fee revenue for Futurestep by $1.7 million in fiscal 2010.

Compensation and Benefits

Compensation and benefits expense decreased $29.3 million, or 7%, to $413.3 million in fiscal 2010 from $442.6 million in fiscal 2009. The decrease in compensation and benefits expenses is primarily due to 1) a decrease in the weighted-average compensation in fiscal 2010 as compared to fiscal 2009, 2) a reduction in the bonus provision due to a decrease in our revenue and profitability and 3) a $3.6 million decrease of the bonus provision due to a change in the estimate of bonus payouts. As discussed below in Restructuring Charges, due to our acquisition of Whitehead Mann and the reorganization of our go-to-market and operating structure in EMEA, we implemented a restructuring in fiscal 2010 which further reduced our workforce. Exchange rates unfavorably impacted compensation and benefits expenses by $0.4 million during fiscal 2010.

Executive recruitment compensation and benefits costs decreased $18.2 million, or 5%, to $338.0 million in fiscal 2010 compared to $356.2 million in fiscal 2009 primarily due to a 5% decrease in the average consultant headcount in fiscal 2010 as compared to fiscal 2009. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $0.7 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 67% in fiscal 2010 compared to 66% in fiscal 2009. Compensation and benefits from the acquisition of Whitehead Mann are included in EMEA’s results from June 11, 2009, the effective date of the acquisition.

Futurestep compensation and benefits expense decreased $18.3 million, or 26%, to $52.7 million in fiscal 2010 from $71.0 million in fiscal 2009 primarily due to a decline in Futurestep average consultant headcount of approximately 17% and to a lesser extent a decline in the weighted-average compensation in fiscal 2010 as compared to fiscal 2009. Exchange rates unfavorably impacted Futurestep compensation and benefits expense by $1.1 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 78% in fiscal 2010 from 75% in fiscal 2009.

Corporate compensation and benefits expense increased $7.2 million, or 47%, to $22.6 million in fiscal 2010 compared to $15.4 million in fiscal 2009 primarily due to a $14.1 million increase in certain deferred compensation liabilities during fiscal 2010. We hold marketable securities in a trust for settlement of these deferred compensation obligations. The change in marketable securities is included in other income (loss), net, which offsets the increase in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement plan liabilities, which decreased by $9.9 million due to an increase in cash surrender value (“CSV”) of company owned life insurance (“COLI”) and a reduction in salaries.

General and Administrative Expenses

General and administrative expenses decreased $11.6 million, or 9%, to $115.3 million in fiscal 2010 compared to $126.9 million in fiscal 2009. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million in fiscal 2010.

Executive recruitment general and administrative expenses decreased $8.5 million, or 9%, to $83.4 million in fiscal 2010 from $91.9 million in fiscal 2009. The decrease in general and administrative expenses was driven by decreases in the provision for bad debt of $5.3 million, business development and marketing expenses of $2.1 million and premises and office expense of $1.3 million. The decrease in the provision for bad debts was due to a higher than normal provision in fiscal 2009, due to the challenging macroeconomic conditions experienced in fiscal 2009 and an improvement of economic conditions in fiscal 2010 as compared to fiscal 2009, which led to an improvement in the aging of accounts receivable and lower bad debt expense. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis, including lower premises and office expense due to the closure of offices in the second half of fiscal 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 17% in both fiscal 2010 and fiscal 2009.

Futurestep general and administrative expenses decreased $6.1 million, or 30%, to $14.4 million in fiscal 2010 compared to $20.5 million in fiscal 2009 primarily due to decreases of $2.7 million in premises and office expense, $2.0 million in miscellaneous expenses including professional services and travel and meeting expenses, $0.9 million in business development expense and $0.4 million in bad debt expenses. Premises and office expense decreased due to the closure of offices in the second half of fiscal 2009 and miscellaneous expenses decreased primarily due to the decline in Futurestep’s overall business activities. Bad debt expense decreased due to an overall lower accounts receivable balance contributing to fewer bad debt write-offs during fiscal 2010 as compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in fiscal 2010 compared to 22% in fiscal 2009.

Corporate general and administrative expenses increased $3.0 million, or 21%, to $17.5 million in fiscal 2010 compared to $14.5 million in fiscal 2009 primarily due to an increase in legal and professional fees primarily incurred in connection with the acquisition of Whitehead Mann and an increase in business development expense incurred during the last half of fiscal 2010.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses decreased $7.8 million, or 16%, to $41.6 million in fiscal 2010, compared to $49.4 million in fiscal 2009. Out-of-pocket engagement expenses as a percentage of fee revenue, was 7% in fiscal 2010 compared to 8% in fiscal 2009.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $0.1 million, or 1%, to $11.5 million in fiscal 2010, compared to $11.6 million in fiscal 2009. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges

We reorganized our go-to-market and operating structure in EMEA and in an effort to reduce redundancy attributed to the acquisition of Whitehead Mann we incurred restructuring charges in fiscal 2010 of $25.8 million to reduce the combined work force and to consolidate premises. This restructuring expense was partially offset by $5.1 million of reductions from previously estimated restructuring charges ($2.3 million in severance costs and $2.8 million in premise and facilities costs) resulting in net restructuring costs of $20.7 million in fiscal 2010. During fiscal 2009, we incurred $41.9 million in restructuring charges with $26.9 million of severance costs related to a reduction in our work force and $15.0 million relating to the consolidation of premises.

Operating (Loss) Income

Operating income decreased $6.4 million, to an operating loss of $2.7 million in fiscal 2010 compared to operating income of $3.7 million in fiscal 2009. This decrease in operating income resulted from a decrease in revenue during fiscal 2010 as compared to fiscal 2009, which was partially offset by a decrease in operating expenses during the same period. The decrease in operating expenses is primarily attributable to a decrease in compensation and benefits, net restructuring charges and general and administrative expenses.

Executive recruitment operating income decreased $9.2 million to $38.2 million in fiscal 2010 compared to operating income of $47.4 million in fiscal 2009. The decline in executive recruitment operating income is attributable to a decrease in revenues offset by a reduction in compensation expenses relating to a decrease in average consultant headcount and weighted-average compensation, and to a decrease in general and administrative and net restructuring charges. Executive recruitment operating income, as a percentage of fee revenue, was 8% during fiscal 2010 compared to 9% in fiscal 2009.

Futurestep operating income increased by $13.3 million to $1.3 million in fiscal 2010 as compared to an operating loss of $12.0 million in fiscal 2009. The change in Futurestep operating income is primarily due to a decrease in compensation and benefits, general and administrative expenses and $2.8 million reductions of previously recorded restructuring expenses during fiscal 2010 relating to lower facility lease costs than originally recorded compared to $11.4 million of restructuring expenses recorded in fiscal 2009. The decrease in operating expenses was offset by a decrease in fee revenue of $26.9 million as a result of a decline in the number of engagements billed during fiscal 2010 compared to fiscal 2009. Futurestep operating income, as a percentage of fee revenue, was 2% in fiscal 2010, compared to operating loss, as a percentage of fee revenue of 13% in fiscal 2009.

Other Income (Loss), Net

Other income (loss), net increased by $24.8 million, to income of $10.1 million in fiscal 2010 compared to a loss of $14.7 million in fiscal 2009. Other income (loss), net is primarily due to $11.1 million of net trading gains on marketable securities in fiscal 2010 as compared a non-cash asset impairment of $15.9 million related to marketable securities, offset by $5.9 million unrealized gains recorded in other income (loss), net upon transfer of marketable securities from available-for-sale to trading during fiscal 2009. There was no such impairment or transfer of marketable securities in fiscal 2010.

Interest (Expense) Income, Net

Interest (expense) income, net primarily relates to borrowings under our COLI policies, which was partially offset by interest earned on cash and cash equivalent balances and marketable securities. Interest expense, net was $2.6 million in fiscal 2010 compared to $1.1 million in fiscal 2009. Interest expense, net increased primarily due to lower interest income earned as a result of lower average United States cash balances in fiscal 2010 compared to fiscal 2009.

Income Tax (Benefit) Provision

The benefit for income taxes was $0.5 million in fiscal 2010 compared to a provision for income taxes of $0.4 million in fiscal 2009. The income taxes in fiscal 2010 reflects a 10% tax benefit compared to a 3% effective income tax rate for fiscal 2009. The effective income tax rate in fiscal 2010 is lower when compared to the effective income tax rate in fiscal 2009, primarily due to a $10.3 million reversal of a reserve related to a tax position taken in fiscal 2004, offset by additional reserves of $7.5 million set-up for the tax impact of future repatriations of cash dividends and additional valuation allowances on the Company’s current inventory of foreign tax credit carryforwards during fiscal 2010.

Equity in Earnings of Unconsolidated Subsidiary

Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.1 million in fiscal 2010 compared to $2.4 million in fiscal 2009.

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

Executive Recruitment.  Executive recruitment reported fee revenue of $543.3 million, a decrease of $136.1 million, or 20%, in fiscal 2009 compared to $679.4 million in fiscal 2008 due to a 14% decrease in number of engagements billed in fiscal 2009 as compared to fiscal 2008 and a 7% decrease in the average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $15.9 million in fiscal 2009.

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

Compensation and Benefits

Compensation and benefits expense decreased $97.5 million, or 18%, to $442.6 million in fiscal 2009 from $540.1 million in fiscal 2008. The decrease in compensation and benefits expenses is primarily due to 1) a decrease in global headcount, 2) a $77.2 million decrease in weighted-average compensation in fiscal 2009 as compared to fiscal 2008, 3) a reduction in the bonus provision due to a decrease in our revenue and profitability and 4) a $4.0 million decrease of the bonus provision due to a change in the estimate of the bonus payouts. Global headcount declined overall by a net of 460 employees, or 18% from April 30, 2008 to April 30, 2009. As discussed below, due to the current global economic crisis, the Company implemented a restructuring to reduce workforce in both the third and fourth quarter of fiscal 2009. Exchange rates favorably impacted compensation and benefits expenses by $14.9 million during fiscal 2009.

Executive recruitment compensation and benefits costs decreased $84.5 million, or 19%, to $356.2 million in fiscal 2009 compared to $440.7 million in fiscal 2008 primarily due to an 11% decrease in the number of consultants and a $73.9 million decrease in the weighted-average compensation. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $11.4 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 66% in fiscal 2009 compared to 65% in fiscal 2008.

Futurestep compensation and benefits expense decreased $5.3 million, or 7%, to $71.0 million in fiscal 2009 from $76.3 million in fiscal 2008 due to a decrease in average consultant headcount during fiscal 2009 and to a $3.6 million decline in weighted-average compensation in fiscal 2009 as compared to fiscal 2008. Exchange rates favorably impacted Futurestep compensation and benefits expense by $3.5 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, increased to 75% in fiscal 2009 from 69% in fiscal 2008.

Corporate compensation and benefits expense decreased $7.7 million, or 33%, to $15.4 million in fiscal 2009 compared to $23.1 million in fiscal 2008 primarily because of a $9.5 million decrease in certain deferred compensation retirement plan liabilities. We hold marketable securities in a trust for settlement of these deferred compensation obligations. The change in marketable securities is included in other income (loss), net, which offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement plan liabilities, which increased by a $5.3 million due to a decrease in CSV of COLI and an increase in salaries.

General and Administrative Expenses

General and administrative expenses decreased $7.6 million, or 6%, to $126.9 million in fiscal 2009 compared to $134.5 million in fiscal 2008. Exchange rates favorably impacted general and administrative expenses by $4.6 million in fiscal 2009.

Executive recruitment general and administrative expenses decreased $5.7 million, or 6%, to $91.9 million in fiscal 2009 from $97.6 million in fiscal 2008. The decrease in general and administrative expenses was driven by a decrease in meeting and travel expense of $5.2 million, business development of $1.3 million and marketing of $1.3 million. Offsetting the overall decrease in executive recruitment general and administrative expenses was an increase in professional fees of $1.3 million and a $0.5 million reduction in realized foreign exchange losses. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 17% in fiscal 2009 compared to 14% in fiscal 2008.

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

Futurestep operating income decreased by $20.5 million, to an operating loss of $12.0 million in fiscal 2009 as compared to operating income of $8.5 million in fiscal 2008. The change in Futurestep operating loss is primarily due to a decrease in fee revenue of $16.3 million due to a decrease in engagements billed and increased restructuring related costs of $11.4 million during fiscal 2009 compared to fiscal 2008. Futurestep operating loss, as a percentage of fee revenue, was 13% in fiscal 2009, compared to operating income, as a percentage of fee revenue of 8% in fiscal 2008.

Other (Loss) Income, Net

Other (loss) income, net decreased by $19.4 million, to a loss of $14.7 million in fiscal 2009 from income of $4.7 million in fiscal 2008. The decrease in other (loss) income, net was due to a non-cash asset impairment charge of $15.9 million related to marketable securities, offset by $5.9 million unrealized gains recorded in other (loss) income, net upon the transfer of marketable securities from available-for-sale to trading during fiscal 2009.

Interest (Expense) Income, Net

Interest (expense) income, net, primarily relates to borrowings under COLI and interest earned on cash and cash equivalents and marketable securities. Interest expense, net was $1.1 million in fiscal 2009 compared to interest income, net of $2.5 million in fiscal 2008. Interest expense, net decreased primarily as a result of lower average United States cash balances, and lower overall interest rates compared to fiscal 2008.

Provision for Income Taxes

The provision for income taxes was $0.4 million in fiscal 2009 compared to $36.1 million in fiscal 2008. The provision for income taxes in fiscal 2009 reflects a 3% effective tax rate, compared to a 36% effective tax rate for fiscal 2008. The effective income tax rate in fiscal 2009 is significantly lower when compared to the effective income tax rate in fiscal 2008, as the Company did not realize tax benefits on the marketable securities asset impairment and gains on marketable securities upon the transfer of securities from available-for-sale to trading in fiscal 2009.

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

Liquidity and Capital Resources

Although global economic conditions and demand for our services continued to show signs of improvement during the latter half of fiscal 2010, the demand for executive searches remains well below its peak level. In response to the uncertain economic environment and labor markets, we took steps to align our cost structure with anticipated revenue levels, in an effort to retain positive cash flows. Continued adverse changes in our fee revenue, however, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs. We believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.

Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have shown improvement in the second half of fiscal 2010 but total recovery may be long and gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.

As of April 30, 2010 and 2009, our marketable securities included $69.0 million (net of unrealized gains of $2.0 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $64.9 million and $58.5 million, respectively, are classified as noncurrent. Our obligations for which these assets were held in trust totaled $69.0 million and $60.7 million as of April 30, 2010 and 2009, respectively.

The net decrease in our working capital of $9.9 million as of April 30, 2010 compared to April 30, 2009 is primarily attributable to a net decrease in cash and cash equivalents, offset to some extent by an increase in accounts receivable and a decrease in accrued compensation and benefits payable. Cash and cash equivalents decreased due to payments made for the acquisitions of Whitehead Mann and Sensa Solutions. Accounts receivable increased due to an increase in the number of engagements billed during the latter half of fiscal 2010 compared to the year-ago period.

Cash and cash equivalents and marketable securities were approximately $296.5 million and $330.3 million as of April 30, 2010 and April 30, 2009, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist primarily of mutual funds with some auction rate municipal securities. The primary objectives of these mutual funds are liquidity or to meet the obligations under certain of our deferred compensation plans.

Cash used in operating activities was $30.8 million in fiscal 2010, an increase of $34.0 million, from cash provided in operating activities of $3.2 million in fiscal 2009. The increase in cash used in operating activities is primarily due to an increase in receivables of $78.2 million, deferred income taxes of $16.5 million offset by a decrease in cash used to settle accounts payable, accrued liabilities and other of $52.3 million. The increase in receivables is due to an increase in fee revenue during the latter half of fiscal 2010 compared to fiscal 2009. The increase in cash used related to deferred income taxes is a result of a reversal of a reserve previously taken against an uncertain tax position and an increased valuation allowance related to cash repatriations and foreign tax credits. The decrease in accounts payable and accrued liabilities is attributable mainly to a reduction in worldwide headcount and weighted-average compensation. In addition, $8.1 million in bonuses due to be paid in fiscal 2010 were deferred due to economic conditions, and are now due to be paid in fiscal 2011. The deferral had the effect of decreasing cash used in operating activities for fiscal 2010 by $8.1 million.

Cash used in investing activities was $23.4 million in fiscal 2010, a decrease of $4.4 million, from cash used in investing activities of $27.8 million in fiscal 2009. The decrease is primarily attributable to $13.3 million in net proceeds received from the sale of marketable securities offset by a $5.8 million, $3.5 million and $2.4 million increase in cash used for acquisitions, purchase of intangible assets and payments made on earn-outs from previous acquisitions, respectively.

Cash provided by financing activities was $8.1 million in fiscal 2010, an increase of $13.8 million from cash used in financing activities of $5.7 million in fiscal 2009. Borrowings under life insurance policies increased $3.8 million in fiscal 2010 as compared to fiscal 2009 and proceeds from the exercise of stock options increased $2.9 million during the same period. In addition, cash used to repurchase shares of common stock decreased $6.5 million during fiscal 2010 as compared to fiscal 2009. As of April 30, 2010, $35.0 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2010:

		Payments Due in:
			Less Than			More Than
	Note	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(In thousands)

Operating lease commitments	15	$222,716	$28,878	$56,380	$50,547	$86,911
Accrued restructuring charges(1)	6	14,318	6,197	4,089	3,070	962

Total		$237,034	$35,075	$60,469	$53,617	$87,873

(1)	Represents rent payments, net of sublease income on an undiscounted basis.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 7 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements.

We also make interest payments on our COLI loans. These loans are described in Note 11 — Long-Term Debt, in the Notes to our Consolidated Financial Statements. As the timing of these loan repayments are uncertain, we have not included these obligations in the table above.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment.

Long-Term Debt

Total outstanding borrowings against the CSV of COLI contracts were $66.9 million, $61.6 million and $60.7 million as of April 30, 2010, 2009, and 2008, respectively. Generally, we borrow under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of the COLI contracts of $136.0 million, $124.7 million and $142.1 million as of April 30, 2010, 2009 and 2008, respectively. At April 30, 2010, the net cash value of these policies was $69.1 million of which $54.6 million was held in trust.

In January 2010, we amended our Senior Secured Revolving Credit facility (the “Facility”), with Wells Fargo Bank, N.A., to, among other things, modify certain covenants and borrowing base requirements. The aggregate commitments under the Facility are $50 million, with a $15 million sublimit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of April 30, 2010, the borrowing base was $33.2 million and we pledged $9.0 million in cash. The maturity date of the Facility remains unchanged at March 14, 2011. Borrowings under the Facility bear interest, at our election, at either the base rate or the Eurodollar rate in effect at such time plus, in each case, the applicable margin. The applicable margins for base rate loans and Eurodollar rate loans are 3.00% and 4.00%, respectively. As of April 30, 2010, the interest rates were 6.25% and 4.30%, respectively. We pay quarterly commitment fees of 0.50% on the Facility’s unused commitments. The Facility is secured by substantially all of our assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of April 30, 2010 and 2009 we had no borrowings under our Facility; however, at April 30, 2010, and 2009 there were $8.2 million and $5.2 million of standby letters of credit issued under this Facility, respectively.

We are not aware of any other trends, demand or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In July 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP. The Codification establishes a common referencing system for accounting standards and is generally organized by subject matter. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. We began to use the Codification on its effective date and it had no impact on our consolidated financial statements. In connection with the use of the Codification, this Form 10-K no longer makes reference to specific accounting standards by number or title, instead, accounting standards are referred to in terms of the applicable subject matter.

In December 2007, the FASB issued guidance on the accounting and reporting of business combinations which requires recognition of all assets acquired, liabilities assumed and any noncontrolling interest in an acquiree at fair value as of the date of acquisition. In addition, this guidance requires that acquisition-related transaction and restructuring costs be charged to expense as incurred, and changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. This guidance is effective for business combinations with an effective date beginning January 1, 2009 or later. We applied this new guidance to our acquisition of Whitehead Mann and SENSA Solutions, Inc, which were acquired in fiscal 2010.

In December 2007, the FASB issued guidance on the accounting and reporting of noncontrolling interests in consolidated financial statements which requires entities report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. The guidance also requires new and expanded disclosure and is effective from fiscal years beginning on or after December 15, 2008. We currently do not have significant minority interest in our consolidated subsidiaries and, as such, the guidance did not have an impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial position and results of operations.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In addition, it requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption did not have an impact on our consolidated financial position and results of operations. Subsequent events through the filing date of this Form 10-K have been evaluated for disclosure and recognition and we concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010. We adopted the new guidance on February 1, 2010. The adoption did not impact our financial position, results of operations or liquidity.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2010, 2009, and 2008, we recognized foreign currency losses, on an after tax basis, of $2.0 million, $0.4 million, and $0.6 million, respectively, primarily related to our South America, Asia Pacific and EMEA operations.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $1.6 million, $2.6 million and $3.6 million, respectively, based on outstanding balances at April 30, 2010. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $1.6 million, $2.6 million and $3.6 million, respectively, based on outstanding balances at April 30, 2010.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2010 and 2009, we had no outstanding borrowings under our Facility. We had $66.9 million and $61.6 million of borrowings against the CSV of COLI contracts as of April 30, 2010 and 2009, respectively bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

As of April 30, 2010, we held approximately $8.2 million par value (fair value of $7.5 million) of auction rate securities (“ARS”), of which all were securities collateralized by student loan portfolios, and are guaranteed by the United States government. Due to events in the global credit markets, the ARS held by the Company experienced failed auctions during fiscal 2010 and 2009. As a result, our ability to liquidate our investment in ARS in the near term may be limited or impossible. An auction failure means that the parties wishing to sell securities cannot sell these types of securities. In August 2008, we received a settlement offer and entered into a repurchase agreement with an investment security firm, which gave us the right (“Put Option”) to sell our auction rate securities at par value to the investment security firm between June 30, 2010 and July 2, 2012 and (2) gave the investment security firm the right to purchase the auction rate securities from us any time after October 28, 2008 as long as we receive the par value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 16 — Quarterly Results, in the Notes to our Consolidated Financial Statements.

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

Annual Certifications

The Company filed the CEO and CFO Certifications required by Section 302 of the Sarbanes-Oxley Act as exhibits to its Annual Report on Form 10-K for the years ended April 30, 2010 and 2009.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2010 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

The information required by this Item will be included in our 2010 Proxy Statement, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2010 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and elsewhere in our 2010 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.

Page

1.	Index to Financial Statements:
	See Consolidated Financial Statements included as part of this Form 10-K. Pursuant to Rule 7-05 of Regulation S-X, the schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements.	F-1

Exhibits:

Exhibit
Number		Description

3	.1+	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999.
3	.2+	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
3	.3+	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 29, 2009.
4	.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.
4	.2+	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
10	.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and Directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement of Form S-1 (No. 333-61697), effective February 10, 1999.
10	.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.11*+	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001.
10	.12*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

Exhibit
Number		Description

10	.13*+	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10	.14*+	Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10	.15*+	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003.
10	.16*+	Employee Stock Purchase Plan filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003.
10	.17*+	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.18+	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.19*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.20+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006.
10	.21*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10	.22*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10	.23*+	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.
10	.24*+	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006.
10	.25*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.26*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.27*+	Employment Agreement between the Company and Stephen J. Giusto, dated October 10, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10	.28*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10	.29*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.
10	.30*+	Offer of Employment Letter between the Company and Paul C. Reilly, dated June 26, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2008.
10	.31*+	Reimbursement Letter Agreement between the Company and Paul C. Reilly, dated March 1, 2008, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2008.
10	.32*+	Employment Agreement between the Company and Stephen J. Giusto dated March 17, 2009.
10	.33*+	Employment Agreement between the Company and Michael A. DiGregorio.
10	.34*+	Korn/Ferry Amended and Restated 2008 Stock Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-161844), filed September 10, 2009.
10	.35*+	Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.
10	.36*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

Exhibit
Number		Description

10	.37*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10	.38*+	Letter Agreement dated June 25, 2009, by and among the Company and Robert McNabb, modifying the terms of Mr. McNabb’s Employment Agreement, dated October 1, 2003, as renewed and amended on September on September 29, 2006.
10	.39*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009.
10	.40*	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010.
21.1		Subsidiaries of Korn/Ferry International.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

*	Management contract, compensatory plan or arrangement.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By:	/s/ Michael A. DiGregorio
Michael A. DiGregorio
Executive Vice President and
Chief Financial Officer

Date: June 29, 2010

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

Signature	Title	Date

/s/ Kenneth Whipple Kenneth Whipple	Chairman of the Board and Director	June 29, 2010

/s/ Gary D. Burnison Gary D. Burnison	President, Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2010

/s/ Michael A. DiGregorio Michael A. DiGregorio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 29, 2010

/s/ Mark Neal Mark Neal	Vice President, Finance (Principal Accounting Officer)	June 29, 2010

/s/ Denise Kingsmill Denise Kingsmill	Director	June 29, 2010

Signature	Title	Date

/s/ Edward D. Miller Edward D. Miller	Director	June 29, 2010

/s/ Debra Perry Debra Perry	Director	June 29, 2010

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	June 29, 2010

/s/ George T. Shaheen George T. Shaheen	Director	June 29, 2010

/s/ Harry L. You Harry L. You	Director	June 29, 2010

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2010

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Korn/Ferry International (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or supervised by, the issuer’s principal executive and principal financial officers, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2010.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2010 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010, a copy of which is included in this Annual Report on Form 10-K.

June 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010 and our report dated June 29, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 29, 2010

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 29, 2010

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
	(In thousands, except per share data)

ASSETS
Cash and cash equivalents	$219,233	$255,000
Marketable securities	4,114	4,263
Receivables due from clients, net of allowance for doubtful accounts of $5,983 and $11,197, respectively	107,215	67,308
Income taxes and other receivables	6,292	9,001
Deferred income taxes	20,844	14,583
Prepaid expenses and other assets	28,753	21,442

Total current assets	386,451	371,597

Marketable securities, non-current	73,105	70,992
Property and equipment, net	24,963	27,970
Cash surrender value of company owned life insurance policies, net of loans	69,069	63,108
Deferred income taxes	59,742	45,141
Goodwill	172,273	133,331
Intangible assets, net	25,425	16,928
Investments and other assets	16,070	11,812

Total assets	$827,098	$740,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,148	$10,282
Income taxes payable	6,323	2,059
Compensation and benefits payable	131,550	116,705
Other accrued liabilities	49,062	44,301

Total current liabilities	198,083	173,347
Deferred compensation and other retirement plans	123,794	99,238
Other liabilities	13,879	9,195

Total liabilities	335,756	281,780

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 57,614 and 56,185 shares issued and 45,979 and 44,729 shares outstanding, respectively	388,717	368,430
Retained earnings	90,220	84,922
Accumulated other comprehensive income, net	12,934	6,285

Stockholders’ equity	491,871	459,637
Less: notes receivable from stockholders	(529)	(538)

Total stockholders’ equity	491,342	459,099

Total liabilities and stockholders’ equity	$827,098	$740,879

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2010	2009	2008
	(In thousands, except per share data)

Fee revenue	$572,380	$638,223	$790,570
Reimbursed out-of-pocket engagement expenses	27,269	37,905	45,072

Total revenue	599,649	676,128	835,642

Compensation and benefits	413,340	442,632	540,056
General and administrative expenses	115,280	126,882	134,542
Out-of-pocket engagement expenses	41,585	49,388	58,750
Depreciation and amortization	11,493	11,583	10,441
Restructuring charges, net	20,673	41,915	—

Total operating expenses	602,371	672,400	743,789

Operating (loss) income	(2,722)	3,728	91,853
Other income (loss), net	10,066	(14,738)	4,656
Interest (expense) income, net	(2,622)	(1,063)	2,481

Income (loss) before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	4,722	(12,073)	98,990
Income tax (benefit) provision	(485)	384	36,081
Equity in earnings of unconsolidated subsidiaries, net	91	2,365	3,302

Net income (loss)	$5,298	$(10,092)	$66,211

Earnings (loss) per common share:
Basic	$0.12	$(0.23)	$1.50

Diluted	$0.12	$(0.23)	$1.46

Weighted-average common shares outstanding:
Basic	44,413	43,522	44,012

Diluted	45,457	43,522	45,528

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income, Net	Total
	(In thousands)

Balance at May 1, 2007	46,040	$380,559	$32,344	$20,605	$433,508
Comprehensive income:
Net income	—	—	66,211	—	66,211
Other comprehensive income, net of tax:
Unrealized loss on marketable securities, net of taxes	—	—	—	(3,516)	(3,516)
Foreign currency translation adjustments	—	—	—	24,894	24,894
Defined benefit plan	—	—	—	1,114	1,114

Total comprehensive income					88,703

Purchase of stock	(3,099)	(60,950)	—	—	(60,950)
Issuance of stock	1,652	18,736	—	—	18,736
Variable stock-based compensation	—	(76)	—	—	(76)
Stock-based compensation	—	15,429	—	—	15,429
Tax benefit from exercise of stock options	—	5,096	—	—	5,096
Cumulative adjustment for accounting change in income tax uncertainties	—	—	(3,541)	—	(3,541)
Purchase of minority shares	—	(226)	—	—	(226)

Balance at April 30, 2008	44,593	358,568	95,014	43,097	496,679
Comprehensive loss:
Net loss	—	—	(10,092)	—	(10,092)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities, net of taxes	—	—	—	(3,624)	(3,624)
Reclassification of unrealized losses on marketable securities, net of taxes to other-than-temporary impairment and upon transfer of securities from available-for-sale to trading	—	—	—	5,514	5,514
Foreign currency translation adjustments	—	—	—	(40,685)	(40,685)
Defined benefit plan	—	—	—	1,983	1,983

Total comprehensive loss					(46,904)

Purchase of stock	(709)	(9,588)	—	—	(9,588)
Issuance of stock	845	3,609	—	—	3,609
Stock-based compensation	—	16,495	—	—	16,495
Tax expense from exercise of stock options	—	(654)	—	—	(654)

Balance at April 30, 2009	44,729	368,430	84,922	6,285	459,637
Comprehensive income:
Net income	—	—	5,298	—	5,298
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	15,377	15,377
Defined benefit plan	—	—	—	(8,728)	(8,728)

Total comprehensive income					11,947

Purchase of stock	(226)	(3,136)	—	—	(3,136)
Issuance of stock	1,476	6,526	—	—	6,526
Stock-based compensation	—	17,508	—	—	17,508
Tax expense from exercise of stock options	—	(611)	—	—	(611)

Balance at April 30, 2010	45,979	$388,717	$90,220	$12,934	$491,871

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$5,298	$(10,092)	$66,211
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,493	11,583	10,441
Stock-based compensation expense	17,729	16,301	15,949
Loss on disposition of property and equipment	323	3,740	561
Provision for doubtful accounts	3,340	9,127	10,299
(Gain) loss on cash surrender value of life insurance policies	(9,558)	3,578	(3,780)
Gain on marketable securities classified as trading	(11,137)	—	—
Realized loss (gain) on available-for-sale marketable securities	—	5,040	(5,555)
Other-than-temporary impairment on available-for-sale securities, net of unrealized gains reclassified to other income upon the transfer of available-for-sale securities to trading	—	9,967	—
Deferred income taxes	(20,862)	(4,354)	(5,992)
Change in other assets and liabilities:
Deferred compensation	15,828	(3,085)	14,359
Receivables	(33,516)	44,639	(23,214)
Prepaid expenses	(4,198)	(1,340)	(3,143)
Investment in unconsolidated subsidiaries	(91)	(2,365)	(4,180)
Income taxes payable	2,844	(18,909)	(5,282)
Accounts payable and accrued liabilities	(783)	(82,236)	47,802
Other	(7,556)	21,577	(4,965)

Net cash (used in) provided by operating activities	(30,846)	3,171	109,511

Cash flows from investing activities:
Purchase of property and equipment	(7,282)	(11,947)	(16,976)
Purchase of intangible assets	(3,481)	—	—
Proceeds from (purchase of) marketable securities, net	9,211	(4,104)	14,038
Cash paid for acquisitions, net of cash acquired and earn-outs	(18,734)	(12,900)	(3,622)
Payment of earn-outs from acquisitions	(2,405)	—	—
Premiums on life insurance policies	(1,711)	(1,781)	(1,835)
Dividends received from unconsolidated subsidiaries	958	2,952	2,923

Net cash used in investing activities	(23,444)	(27,780)	(5,472)

Cash flows from financing activities:
Payments on life insurance policy loans	(183)	(770)	(1,012)
Borrowings under life insurance policies	5,500	1,721	1,736
Purchase of common stock	(3,136)	(9,588)	(64,162)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	6,526	3,609	17,436
Tax (expense) benefit from exercise of stock options	(611)	(654)	4,612

Net cash provided by (used in) financing activities	8,096	(5,682)	(41,390)

Effect of exchange rate changes on cash and cash equivalents	10,427	(20,005)	16,510

Net (decrease) increase in cash and cash equivalents	(35,767)	(50,296)	79,159
Cash and cash equivalents at beginning of year	255,000	305,296	226,137

Cash and cash equivalents at end of year	$219,233	$255,000	$305,296

Supplemental cash flow information:
Cash used to pay interest	$3,992	$5,969	$4,379

Cash used to pay income taxes	$8,111	$24,369	$47,760

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2010

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive recruitment, outsourced recruiting and leadership and talent consulting on a retained basis. The Company’s worldwide network of 76 offices in 36 countries enables it to meet the needs of its clients in all industries.

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

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Dividends and other distributions of earnings from cost-method investments are included in other income when declared. Dividends received from our unconsolidated subsidiary in Mexico were approximately $1.0 million, $3.0 million and $2.9 million during fiscal 2010, 2009 and 2008, respectively.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures. Subsequent events have been evaluated through the date of issuance of these consolidated financial statements.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and changes in the estimates are reported in current operations. The most significant areas that require management judgment are revenue recognition, deferred compensation, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets and deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment and leadership and talent consulting services. Fee revenue from recruitment activities is generally one-third of the estimated first year cash compensation plus a percentage of the fee to cover indirect expenses. Fee revenue from leadership and talent consulting services is recognized as earned. The Company generally bills clients in three monthly installments commencing the month of client acceptance. Fees earned in excess of the initial contract amount are billed upon completion of the engagement. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its consolidated statements of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expenses based on historical loss experience. After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible. Write-offs of accounts receivable were $7.4 million, $7.0 million and $8.1 million during fiscal 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

The Company classifies its marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Certain investments, which the Company intends to sell within the next twelve months, are carried as current assets. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded as a component of net income (loss) in interest and other income (loss), net.

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

Available-for-sale securities consist of time deposits. The changes in fair values, net of applicable taxes, are recorded as unrealized (losses) gains as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During fiscal 2010 and 2008, no other-than-temporary impairment was recognized, compared to a write-down of $15.9 million during fiscal 2009 (see Note 5).

Property and Equipment

Property and equipment is carried at cost, less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset, or the lease term, whichever is shorter. Software development costs for internal use are capitalized and, once placed in service, amortized using the straight-line method over the estimated useful life, generally three to seven years. All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. The annual goodwill impairment test performed as of January 31, 2010, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2010.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks, and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of April 30, 2010 and 2009, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying statements of operations consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel. The most significant portions of this expense are salaries and the annual performance related bonus paid to consultants. Compensation and benefits are recognized when incurred. Management makes certain estimates related to the annual performance related bonus, which is generally paid within twelve months following the fiscal year end. Management reevaluates the estimates up to the payment date, and any changes in the estimate are reported in current operations. Other expenses included in this line item are changes in the deferred compensation liabilities and cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under the deferred compensation and pension plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the “benefit/years of service” attribution method for Senior Executive Incentive Plan (“SEIP”), Wealth Accumulation Plan (“WAP”) and Enhanced Wealth Accumulation Plan (“EWAP”) and the “projected unit credit” method for the Worldwide Executive Benefit Plan (“WEB”).

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Surrender Value of Life Insurance

The change in the CSV of company COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2010 and 2009, the Company held contracts with gross CSV of $136.0 million and $124.7 million, offset by outstanding policy loans of $66.9 million and $61.6 million, respectively. If these insurance companies were to become insolvent, the Company would be considered a general creditor for $32.3 and $31.9 million of net CSV as of April 30, 2010 and April 30, 2009, respectively; therefore these assets are subject to risk. Management routinely monitors the credit ratings of these insurance companies.

Restructuring Charges

The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, SARs, restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock and SARs and the estimated fair value of stock options and stock purchases under the ESPP.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after tax basis, included in net income (loss), were $2.0 million, $0.4 million and $0.6 million during fiscal 2010, 2009 and 2008, respectively.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.

Income tax benefits are recognized and measured based upon a two-step model: (1) a tax position must be more-likely-than-not to be sustained based solely on its technical merits in order to be recognized and (2) the benefit is measured as the largest dollar amount of that position that is more-likely-than-not to be sustained upon settlement. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. The Company records income tax related interest and penalties within income tax expense.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The Company measures the fair values of its financial instruments in accordance with accounting guidance that defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance also discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

As of April 30, 2010 and 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents, marketable securities, auction rate securities (“ARS”) and a put option. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities, other than ARS and put option, are obtained from quoted market prices. The fair value of the ARS and put option are determined by the use of pricing models (see Note 5).

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of receivables due from clients and net cash surrender value due from insurance companies, which is discussed below. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2010 and 2009, the Company had no other significant credit concentrations.

Accounting Adjustment

In the fourth quarter of fiscal 2009, an adjustment was made to correct compensation and benefits expenses that had been recorded twice by the Company during the periods covering fiscal 2002 through fiscal 2009 for expenses relating to employee contributions to flexible spending health benefit accounts. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company recorded a cumulative accounting adjustment in the fourth quarter of fiscal 2009, the effect of which resulted in a $3.7 million pre-tax decrease in compensation and benefits expense, a $4.0 million increase in cash and cash equivalents and a $0.3 million increase in accrued compensation and benefits liability. These adjustments increased operating profit by $3.7 million and decreased net loss by $2.3 million, or $0.05 per basic and diluted share for the three months and year ended April 30, 2009. The correction of the error was not material to any individual prior period or the current period and, accordingly, the prior period results have not been adjusted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

In July 2009, the Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP. The Codification establishes a common referencing system for accounting standards and is generally organized by subject matter. Use of the Codification is effective for interim and annual periods ending after September 15, 2009. The Company began to use the Codification on its effective date and it had no impact on its consolidated financial statements. In connection with the use of the Codification, this Form 10-K no longer makes reference to specific accounting standards by number or title, instead, accounting standards are referred to in terms of the applicable subject matter.

In December 2007, the FASB issued guidance on the accounting and reporting of business combinations which requires recognition of all assets acquired, liabilities assumed and any noncontrolling interest in an acquiree at fair value as of the date of acquisition. In addition, this guidance requires that acquisition-related transaction and restructuring costs be charged to expense as incurred, and changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration, and bargain purchases. This guidance is effective for business combinations with an effective date beginning January 1, 2009 or later. The Company applied this new guidance to its acquisition of Whitehead Mann and SENSA Solutions, Inc, which were acquired in fiscal 2010.

In December 2007, the FASB issued guidance on the accounting and reporting of noncontrolling interests in consolidated financial statements which requires entities report noncontrolling interests in subsidiaries as equity in the consolidated financial statements and to account for the transactions with noncontrolling interest owners as equity transactions provided the parent retains controlling interests in the subsidiary. The guidance also requires new and expanded disclosure and is effective from fiscal years beginning on or after December 15, 2008. The Company currently does not have significant minority interest in its consolidated subsidiaries and, as such, the guidance did not have an impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued guidance that fair value disclosures required for financial instruments on an annual basis be presented for all interim reporting periods beginning with the first interim period ending after June 15, 2009 with earlier application permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued additional guidance for estimating fair value when the volume and level of activity for the asset and liability have significantly decreased and also on identifying circumstances that indicate a transaction is not orderly. This guidance also requires expanded disclosure about how fair value is measured, changes to valuation methodologies, and additional disclosures for debt and equity securities. This guidance was effective for reporting periods ending after June 15, 2009 with earlier adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In May 2009, the FASB issued guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In addition, it requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This guidance was effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. Adoption did not have an impact on the Company’s consolidated financial position and results of operations. Subsequent events through the filing date of this Form 10-K have been evaluated for disclosure and recognition and the Company concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010. The Company adopted the new guidance on February 1, 2010. The adoption did not impact the Company’s financial position, results of operations or liquidity.

2.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During fiscal 2010 and fiscal 2008, stock appreciation rights (“SARs”) and option to purchase 1.48 million shares and 0.59 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during fiscal 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.

The following table summarizes basic and diluted earnings (loss) per share calculations:

	Year Ended April 30,
	2010	2009	2008
	(In thousands, except per share data)

Net earnings (loss):
Net earnings (loss)	$5,298	$(10,092)	$66,211
Interest expense on convertible securities, net of related tax effects	—	—	145

Net earnings (loss) attributable to common stockholders	$5,298	$(10,092)	$66,356

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	44,413	43,522	44,012
Effect of dilutive securities:
Warrants	53	—	109
Restricted stock	587	—	319
Stock options	401	—	1,078
Employee stock purchase plan	3	—	10

Diluted weighted-average number of common shares outstanding	45,457	43,522	45,528

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.12	$(0.23)	$1.50

Diluted earnings (loss) earnings per share	$0.12	$(0.23)	$1.46

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends), and is reported in the accompanying consolidated statements of stockholders’ equity.

The components of accumulated other comprehensive income were as follows:

	April 30,
	2010	2009
	(In thousands)

Foreign currency translation adjustments	$18,900	$3,523
Defined benefit pension adjustments, net of taxes	(5,966)	2,762

Accumulated other comprehensive income	$12,934	$6,285

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Restricted stock	$16,470	$15,633	$13,590
Stock options and SARs	853	210	1,806
ESPP	406	458	553

Total stock-based compensation expense, pre-tax	17,729	16,301	15,949
Tax benefit from stock-based compensation expense	(6,471)	(5,950)	(5,821)

Total stock-based compensation expense, net of tax	$11,258	$10,351	$10,128

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

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Year Ended April 30,
	2010	2009	2008

Expected volatility	48.91%	44.11%	44.42%
Risk-free interest rate	2.53%	3.27%	4.60%
Expected option life (in years)	5.00	4.25	4.00
Expected dividend yield	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plans

The Korn/Ferry International 2008 Stock Incentive Plan (the “2008 Plan”) was amended by the Company’s stockholders on September 10, 2009, at the 2009 Annual Stockholder Meeting. The amendment made available an additional 2,360,000 shares of the Company’s common stock for stock-based compensation awards. The 2008 Plan, as amended, provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof. The maximum number of shares of common stock available for stock option issuance under the 2008 Plan is 3,980,000 shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events.

Options granted to officers, non-employee directors and other key employees generally vest over a three to four year period and generally expire seven to ten years from the date of grant. Stock options are granted at a price equal to the fair market value of the common stock on the date of grant. Key employees are eligible to receive a grant of stock options annually with the number of options determined by the employee’s performance level. In addition, certain key management members typically receive stock option grants upon commencement of employment.

Stock Incentive Plans

Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	April 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(In thousands, except per share data)

Outstanding, beginning of year	3,113	$14.83	3,564	$14.79	4,738	$14.52
Granted	621	$11.26	6	$14.54	6	$21.11
Exercised	(531)	$8.21	(127)	$8.91	(1,095)	$13.29
Forfeited/expired	(480)	$18.14	(330)	$16.61	(85)	$19.71

Outstanding, end of year	2,723	$14.72	3,113	$14.83	3,564	$14.79

Exercisable, end of year	2,142	$15.68	3,042	$14.74	3,257	$14.41

As of April 30, 2010, the aggregate intrinsic value of options outstanding and options exercisable were $8.9 million and $6.0 million, respectively.

Included in the table above are 45,235 SARs outstanding and exercisable as of April 30, 2010 with a weighted-average exercise price of $11.87. As of April 30, 2010, there was $2.4 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.8 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding stock options and SARs are summarized below:

	April 30, 2010
	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
		Contractual	Average		Contractual	Average
		Life	Exercise		Life	Exercise
Range of Exercise Prices	Shares	(In years)	Price	Shares	(In years)	Price
	(In thousands, except per share data)

$ 6.26 - $ 8.10	650	2.6	$7.72	650	2.6	$7.72
$ 8.11 - $14.93	628	5.9	$10.84	77	3.4	$10.85
$14.94 - $19.10	709	4.0	$17.60	681	3.9	$17.60
$19.11 - $36.19	736	2.5	$21.45	734	2.5	$21.45

	2,723	3.7	$14.72	2,142	3.0	$15.68

Additional information pertaining to stock options and SARs:

	Year Ended April 30,
	2010	2009	2008
	(In thousands, except per share data)

Weighted-average fair value of stock options granted	$5.07	$5.77	$8.54
Total fair value of stock options and SARs vested	612	1,986	4,103
Total intrinsic value of stock options exercised	2,631	640	12,552
Total intrinsic value of SARs paid	75	—	—

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

Restricted stock activity is summarized below:

	April 30,
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(In thousands, except per share data)

Non-vested, beginning of year	2,387	$15.50	1,952	$22.01	1,356	$19.26
Granted	1,017	$10.57	1,288	$17.57	1,216	$24.16
Vested	(754)	$20.43	(602)	$21.25	(506)	$19.88
Forfeited/expired	(170)	$17.91	(251)	$19.67	(114)	$22.49

Non-vested, end of year	2,480	$9.93	2,387	$15.50	1,952	$22.01

As of April 30, 2010, there was $24.6 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During fiscal 2010 and 2009, 151,864 shares and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

135,994 shares of restricted stock totaling $1.8 million and $2.2 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During fiscal 2010, 2009, and 2008, employees purchased 209,840 shares at $10.66 per share, 209,510 shares at $11.78 per share, and 151,132 shares at $19.06 per share, respectively. At April 30, 2010, the ESPP had approximately 0.4 million shares available for future issuance.

5.	Marketable Securities

As of April 30, 2010 marketable securities consisted of the following:

Trading
(In thousands)

Auction rate securities	$7,455
Auction rate securities put option	745
Mutual funds(1)	69,019

Total	77,219
Less: current portion of marketable securities	(4,114)

Non-current marketable securities	$73,105

As of April 30, 2009 marketable securities consisted of the following:

		Available-for-
	Trading	Sale(2)	Total
	(In thousands)

Auction rate securities	$11,329	$—	$11,329
Auction rate securities put option	1,096	—	1,096
Mutual funds(1)	60,828	—	60,828
Time deposits	—	2,002	2,002

Total	73,253	2,002	75,255
Less: current portion of marketable securities	(2,261)	(2,002)	(4,263)

Non-current marketable securities	$70,992	$—	$70,992

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $4.1 million and $2.3 million classified as current assets as of April 30, 2010 and 2009, respectively (see Note 7).

(2)	Due to the short maturities for these instruments fair value approximates amortized cost.

Investments in marketable securities are made based on the Company’s investment policy which restricts the types of investments that can be made. The Company’s investments associated with cash equivalents and marketable securities consist of money market funds, United States government and government agency bonds and mutual funds for which market prices are readily available. The Company’s investments in marketable

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities also include student loan portfolios (“auction rate securities”), which are classified as non-current marketable securities and reflected at fair value.

As of April 30, 2010 and 2009, the Company’s marketable securities included $69.0 million (net of unrealized gains of $2.0 million) and $60.8 million (net of unrealized losses of $10.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $64.9 million and $58.5 million are classified as non-current, respectively. The Company’s obligations for which these assets were held in trust totaled $69.0 million and $60.7 million as of April 30, 2010 and 2009, respectively. During fiscal 2009, based on a review of the Company’s available-for-sale securities, the Company determined that the unrealized losses were other-than-temporary as a result of the severity and duration of the change in fair value of these securities. Therefore, during fiscal 2009, the Company recorded an other-than-temporary impairment charge of $15.9 million in the accompanying statement of operations — interest and other income (loss), net. As of April 30, 2010 and 2009, these securities were classified as trading (see Note 1).

As of April 30, 2010 and 2009, $8.2 million par value (with a fair value of $7.5 million) and $12.4 million par value (with a fair value of $11.3 million), respectively, of the Company’s marketable securities consisted of ARS, of which all were securities collateralized by student loan portfolios, and are guaranteed by the United States government. The Company continues to earn interest on all of its ARS as of April 30, 2010. Due to events in credit markets, the ARS held by the Company have experienced failed auctions during fiscal 2010 and 2009. As such, quoted prices in active markets are not readily available at this time. A third-party investment institution provided an estimate of the fair value of the ARS held by the Company as of April 30, 2010 and 2009. Therefore, in order to validate the fair value estimate of these securities for reporting, the Company considered the institution’s pricing model, which included factors such as tax status, credit quality, duration, insurance wraps, portfolio composition, assumptions about future cash flows and likelihood of redemption. The Company concluded that the pricing model, given the lack of market available pricing, provided a reasonable basis for determining fair value of the ARS as of April 30, 2010 and 2009.

In August 2008, the Company received notification from one of its investment securities firms (“Investment Firm”) announcing a proposed settlement to repurchase all of the Company’s ARS holdings at par value. The Company formally accepted the settlement agreement and entered into a repurchase agreement (“Agreement”) with the Investment Firm on October 28, 2008 (“Acceptance Date”). By accepting the Agreement, the Company (1) received the right (“Put Option”) to sell its ARS at par value to the Investment Firm between June 30, 2010 and July 2, 2012 and (2) gave the Investment Firm the right to purchase the ARS from the Company any time after the Acceptance Date as long as the Company receives the par value. The Agreement covers $8.2 million par value (fair value of $7.5 million) of the Company’s ARS as of April 30, 2010.

The Company accounted for the Put Option as a freestanding financial instrument and elected to record the value under fair value option. This resulted in the recording of a receivable with a corresponding credit to income for the value of the Put Option. Simultaneously, the Company made an election to transfer these ARS from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARS from accumulated other comprehensive income (loss) and the recognition of the unrealized losses as a charge to income of $1.6 million during fiscal 2009. During fiscal 2009, the Company recognized realized gains on its ARS of $0.5 million offset by the fair value loss adjustment to the Put Option, respectively. During fiscal 2010, the Company realized losses on its ARS of $0.4 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	April 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents	$148,238	$148,238	$—	$—
Auction rate securities	7,455	—	—	7,455
Auction rate securities put option	745	—	—	745
Mutual funds	69,019	69,019	—	—

Total	$225,457	$217,257	$—	$8,200

	April 30, 2009
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents	$165,590	$165,590	$—	$—
Auction rate securities	11,329	—	—	11,329
Auction rate securities put option	1,096	—	—	1,096
Mutual funds	60,828	60,828	—	—
Time deposits	2,002	2,002	—	—

Total	$240,845	$228,420	$—	$12,425

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	April 30,
Auction Rate Securities	2010	2009
	(In thousands)

Balance, beginning of year	$12,425	$20,475
Auction rate securities put option	(351)	1,096
Reversal of unrealized loss associated with transfer of securities to trading	—	780
Unrealized gain (loss) included in operations	351	(1,096)
Unrealized loss included in accumulated other comprehensive income (loss)	—	(586)
Sale of securities	(4,225)	(9,025)
Reversal of unrealized loss associated with sales of securities at par	—	781

Balance, end of year	$8,200	$12,425

6.	Restructuring Charges

During fiscal 2009, the global economic and financial crisis led to a deterioration of the labor markets and a reduction in the Company’s fee revenue. To align its cost structure with the new environment the Company implemented two restructuring plans to reduce its cost structure by reducing the work force and consolidating premises. These initiatives resulted in a reduction in workforce by approximately 800 employees and a total charge of $41.9 million against operations during fiscal 2009 of which $26.9 million and $15.0 million related to severance costs and the consolidation of premises, respectively.

During fiscal 2010, the Company implemented a restructuring plan to eliminate redundancies as a result of the acquisition of Whitehead Mann and reorganized its go-to-market and operating structure in Europe, Middle East

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Africa (“EMEA”) region. These initiatives resulted in restructuring charges of $25.8 million against operations during fiscal 2010, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010. The Company’s basic and diluted earnings per share for fiscal 2010 would have decreased by $0.07 per share had reductions of previously recorded restructuring charges of $5.1 million (or $3.2 million, net of taxes) not been recorded.

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(In thousands)

Liability as of April 30, 2008	$—	$2,264	$2,264
Additions charged to expense	26,857	15,058	41,915
Non-cash items	(678)	(2,921)	(3,599)
Reductions for cash payments	(15,668)	(1,692)	(17,360)
Exchange rate fluctuations	43	98	141

Liability as of April 30, 2009	10,554	12,807	23,361
Additions charged to expense	15,940	9,835	25,775
Reductions	(2,331)	(2,771)	(5,102)
Non-cash items	(370)	(452)	(822)
Reductions for cash payments	(21,849)	(8,691)	(30,540)
Exchange rate fluctuations	770	367	1,137

Liability as of April 30, 2010	$2,714	$11,095	$13,809

As of April 30, 2010 and 2009, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $5.2 million and $5.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other non-current liabilities and will be paid over the next eight years.

The restructuring liability by segment is summarized below:

	April 30, 2010
	Severance	Facilities	Total
	(In thousands)

Executive Recruitment
North America	$5	$845	$850
EMEA	2,429	7,816	10,245
Asia Pacific	—	773	773
South America	115	—	115

Total Executive Recruitment	2,549	9,434	11,983
Futurestep	165	1,661	1,826

Liability as of April 30, 2010	$2,714	$11,095	$13,809

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2009
	Severance	Facilities	Total
	(In thousands)

Executive Recruitment
North America	$3,052	$3,187	$6,239
EMEA	4,714	2,514	7,228
Asia Pacific	48	1,243	1,291
South America	787	334	1,121

Total Executive Recruitment	8,601	7,278	15,879
Futurestep	1,953	5,529	7,482

Liability as of April 30, 2009	$10,554	$12,807	$23,361

7.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirements plans for vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total long-term benefit liability for these plans were as follows:

	Year Ended April 30,
	2010	2009
	(In thousands)

Deferred compensation plans	$60,890	$48,367
Pension plan	3,483	2,974
Retirement plans	2,611	2,854
Executive Capital Accumulation Plan	56,810	45,043

Total long-term benefit obligation	$123,794	$99,238

Deferred Compensation Plans

The EWAP was established in fiscal 1994, which replaced the WAP. Certain vice presidents elected to participate in a “deferral unit” that required the participant to contribute a portion of their compensation for an eight year period, or in some cases, make an after tax contribution, in return for defined benefit payments from the Company over a fifteen year period generally at retirement age of 65 or later. Participants were able to acquire additional “deferral units” every five years. Vice presidents who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement age of 65. In June 2003, the Company amended the EWAP and WAP plans, so as not to allow new participants or the purchase of additional deferral units by existing participants.

The Company also maintains a SEIP for participants approved by the Board. Generally, to be eligible, the vice president must be participating in the EWAP. Participation in the SEIP required the participant to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period after ten years of participation in the plan or such later date as elected by the participant. In June 2003, the Company amended the SEIP plan, so as not to allow new participants or the purchase of additional deferral units by existing participants.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The Company has a defined benefit pension plan, referred to as the WEB, covering certain executives in the U.S. and foreign countries. The WEB is designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrued and was fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the 36 consecutive months in the final 72 months of active full-time employment through June 2003. In June 2003, the Company froze the WEB, so as to not allow new participants, future accruals and future salary increases.

Accounting for Deferred Compensation and Pension Plans

During fiscal 2010, the Company recorded an increase in deferred compensation and pension plan liabilities of $13.4 million, a decrease in accumulated other comprehensive income of $8.7 million and a net decrease of $4.7 million in deferred taxes.

During fiscal 2009, the Company recorded a decrease in deferred compensation and pension plan liabilities of $3.4 million, an increase in accumulated other comprehensive income of $2.0 million and a net decrease of $1.4 million in deferred taxes.

Deferred Compensation Plan

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$52,149	$54,749	$54,873
Service cost	339	696	1,067
Interest cost	3,557	3,432	3,140
Plan participants’ contributions with interest	194	367	561
Actuarial loss (gain)	12,848	(3,263)	(1,560)
Benefits paid	(4,197)	(3,832)	(3,332)

Benefit obligation, end of year	64,890	52,149	54,749
Less: current portion of benefit obligation	(4,000)	(3,782)	(3,284)

Non-current benefit obligation	$60,890	$48,367	$51,465

The components of net periodic benefits costs are as follows:

	2010	2009	2008
	(In thousands)

Service cost	$339	$696	$1,067
Interest cost	3,557	3,432	3,140
Amortization of net transition obligation	—	212	212

Net periodic benefit cost	$3,896	$4,340	$4,419

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	2010	2009	2008

Discount rate, beginning of year	7.10%	6.50%	5.90%
Discount rate, end of year	5.61%	7.10%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$3,125	$3,119	$3,300
Interest cost	214	196	188
Actuarial loss (gain)	503	(4)	(152)
Benefits paid	(212)	(186)	(217)

Benefit obligation, end of year	3,630	3,125	3,119
Less: current portion of benefit obligation	(147)	(151)	(133)

Non-current benefit obligation	$3,483	$2,974	$2,986

The components of net periodic benefits costs are as follows:

	2010	2009	2008
	(In thousands)

Interest cost	$214	$196	$188
Amortization of actuarial gain	(78)	(84)	(71)

Net periodic benefit cost	$136	$112	$117

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	2010	2009	2008

Discount rate, beginning of year	7.10%	6.50%	5.90%
Discount rate, end of year	5.61%	7.10%	6.50%
Rate of compensation increase	0.00%	0.00%	0.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

	Deferred
	Compensation	Pension
Year Ending April 30,	Plans	Benefits
	(In thousands)

2011	$5,158	$253
2012	5,039	260
2013	5,210	276
2014	5,654	291
2015	5,513	302
2016-2020	25,762	1,315

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in six foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2010 and 2009 is $2.6 million for 80 participants and $2.9 million for 108 participants, respectively. The Company’s contribution to these plans was $0.4 million and $0.7 million in fiscal 2010 and 2009, respectively.

Executive Capital Accumulation Plan (“ECAP”)

The Company has an ECAP which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. Company contributions into this plan are discretionary and are granted to key employees annually based on the employee’s performance. In addition, certain key management may receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The Company operates two similar plans in Asia Pacific and Canada.

The Company made contributions to the ECAP during fiscal 2010, 2009 and 2008, of $1.9 million, $15.1 million and $18.4 million, respectively. The Company expects to make an ECAP contribution of approximately $2.0 million in fiscal year 2011. In addition, the Company may make additional ECAP contributions in fiscal 2011 if key employees are hired.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2010 and fiscal 2008, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $8.1 million and $0.3 million, respectively. During fiscal 2009, the deferred compensation liability decreased; therefore, the Company reduced compensation expense by $9.5 million.

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2010	2009
	(In thousands)

Balance, beginning of year	$45,102	$48,655
Employee contributions	2,493	5,071
Amortization of employer contributions	8,456	6,692
Gain (loss) on investment	8,875	(10,468)
Employee distributions	(7,627)	(4,929)
Exchange rate translations	572	81

Balance, end of year	57,871	45,102
Current portion	(1,061)	(59)

Non-current portion, end of year	$56,810	$45,043

Company Owned Life Insurance

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans. The gross CSV of these contracts of $136.0 million and $124.7 million is offset by outstanding policy loans of $66.9 million and $61.6 million in the accompanying consolidated balance sheets as of April 30, 2010 and 2009, respectively. Total death benefits payable, net of loans under COLI contracts, were $197.4 million and $197.7 million at April 30, 2010 and 2009, respectively. Management intends to use the future

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2010, COLI contracts with a net CSV of $54.6 million and death benefits payable, net of loans, of $113.3 million were held in trust for these purposes.

8.	Income Taxes

The (benefit) provision for income taxes is based on reported income (loss) before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The (benefit) provision for domestic and foreign income taxes were as follows:

	Year Ended April 30,
	2010	2009	2008
	(In thousands)

Current income taxes:
Federal	$862	$3,378	$14,788
State	2,281	601	5,658
Foreign	6,738	4,859	21,627

Current provision for income taxes	9,881	8,838	42,073
Deferred income taxes:
Federal	(2,729)	(4,459)	(1,699)
State	(1,303)	(1,002)	(1,805)
Foreign	(6,334)	(2,993)	(2,488)

Deferred benefit for income taxes	(10,366)	(8,454)	(5,992)

Total (benefit) provision for income taxes	$(485)	$384	$36,081

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2010	2009	2008
		(In thousands)

Domestic	$10,669	$(7,806)	$38,865
Foreign	(5,947)	(4,267)	60,125

Income (loss) before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	$4,722	$(12,073)	$98,990

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2010	2009	2008

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits used	52.9	1.8	2.1
Income subject to net differing foreign tax rates	52.6	(27.8)	(1.9)
Foreign tax credits generated	—	47.0	—
COLI increase, net	(69.8)	(1.3)	(1.7)
Repatriation of foreign earnings	38.5	—	0.3
State income taxes, net of federal benefit	13.8	2.2	3.9
Adjustments for contingencies and valuation allowance	52.7	(54.7)	(1.5)
Tax exempt interest income	(0.7)	2.0	(0.5)
Expense disallowances	7.5	(3.4)	0.5
Uncertain tax position reserve reversal	(208.8)	—	—
Other	16.0	(4.0)	0.2

Effective income tax rate	(10.3)%	(3.2)%	36.4%

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities are as follows:

	April 30,
	2010	2009
	(In thousands)

Deferred tax assets:
Deferred compensation	$64,984	$40,861
Loss and credit carryforwards	48,142	24,513
Allowance for doubtful accounts	1,020	1,658
Property and equipment	739	1,315
Unrealized losses	20	4,130
Other	5,761	8,198

Gross deferred tax assets	120,666	80,675

Deferred tax liabilities:
Intangibles	(6,340)	(5,513)
Other	—	(5,703)

Gross deferred tax liabilities	(6,340)	(11,216)

Valuation allowances	(33,740)	(9,735)

Net deferred tax asset	$80,586	$59,724

Certain deferred tax amounts and valuation allowances were adjusted during fiscal 2010 based on differences between fiscal 2009 provision and related tax return filings. Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2010	2009
	(In thousands)

Current:
Deferred tax assets	$21,974	$15,447
Deferred tax liabilities	(1,130)	(864)

Current deferred tax asset, net	20,844	14,583

Non-current:
Deferred tax asset	117,244	65,228
Deferred tax liabilities	(23,762)	(10,352)

Non-current deferred tax asset, gross	93,482	54,876
Valuation allowance	(33,740)	(9,735)

Non-current deferred tax asset, net	59,742	45,141

Net deferred tax assets	$80,586	$59,724

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain foreign tax credit carry-forwards and capital losses and has, therefore, established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years as the deferred income tax charges become currently deductible for tax reporting purposes. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

At April 30, 2010, the Company had state net operating loss carryforwards of approximately $14.5 million to offset future tax liabilities. The losses attributable to the various states may be carried forward 5 to 20 years.

During fiscal 2010 and fiscal 2008, the Company made an accrual to reflect the Company’s decision to repatriate an additional portion of its previously undistributed foreign earnings, which resulted in a tax expense of $3.5 million and $1.6 million, respectively. No accrual was made in fiscal 2009. Other than these amounts, the Company has not provided for U.S. deferred income taxes on approximately $91.9 million of undistributed earnings and associated withholding taxes of the foreign subsidiaries as the Company has taken the position that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

The Company’s income tax returns are subject to audit by the Internal Revenue Services and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters. During fiscal 2010, the Company reversed a $10.3 million reserve for a previous uncertain tax position, as the federal statute of limitations expired. As of April 30, 2010 and 2009, the Company had unrecognized tax benefits of $3.5 and $13.4 million, which are included in the accompanying consolidated balance sheet — income taxes payable. This amount, if recognized, would have a favorable impact on the Company’s effective tax rate.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the unrecognized tax benefits are as follows:

	Year Ended April 30,
	2010	2009
	(In thousands)

Unrecognized tax benefits, beginning of year	$13,392	$10,770
Additions based on tax positions related to the current year	—	2,000
Estimated interest for the year	469	622
Recognized tax benefits	(10,329)	—

Unrecognized tax benefits, end of year	$3,532	$13,392

The total liability for unrecognized tax benefits is expected to change by up to $1.7 million within the next twelve months. The Company’s United States federal and state tax return filings remain subject to examination from 2011 through 2014.

9.	Property and Equipment

Property and equipment include the following:

	April 30,
	2010	2009
	(In thousands)

Computer equipment and software	$63,717	$60,274
Furniture and fixtures	22,526	21,757
Leasehold improvements	21,450	21,865
Automobiles	2,154	2,414

	109,847	106,310
Less: accumulated depreciation and amortization	(84,884)	(78,340)

Property and equipment, net	$24,963	$27,970

10.	Stockholders Equity

In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. Subsequent to April 30, 2010, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash. In addition, subsequent to April 30, 2010, the Company repurchased 554,039 shares of Company’s common stock for $8.4 million.

11.	Long-Term Debt

In January 2010, the Company amended its Senior Secured Revolving Credit facility (the “Facility”), with Wells Fargo Bank, N.A., to, among other things, modify certain covenants and borrowing base requirements. The aggregate commitments under the Facility are $50 million, with a $15 million sublimit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of April 30, 2010, the borrowing base was $33.2 million and the Company pledged $9.0 million in cash. The maturity date of the Facility remains unchanged at March 14, 2011. Borrowings under the Facility bear interest, at the election of the Company, at either the base rate or the Eurodollar rate in effect at such time plus, in each case, the applicable margin. The applicable margins for base rate loans and Eurodollar rate loans are 3.00% and 4.00%, respectively. As of April 30, 2010, the interest rates were 6.25% and 4.30%, respectively. The Company pays quarterly commitment fees of 0.50% on the Facility’s unused commitments. The Facility is secured by substantially all of the Company’s assets and assets of significant subsidiaries, including certain accounts receivable balances and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of April 30, 2010 and 2009, the Company had no borrowings under its Facility; however, at April 30, 2010 and 2009 there were $8.2 million and $5.2 million of standby letters of credit issued under this Facility, respectively.

The Company has outstanding borrowings against the CSV of COLI contracts of $66.9 million and $61.6 million at April 30, 2010 and 2009, respectively. These borrowings are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.45% to 8.00%.

12.	Business Segments

The Company operates in two global business segments; executive recruitment and Futurestep. The executive recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences and technology industries, and provides other related recruiting services. Futurestep creates customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. Their portfolio of services include recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The executive recruitment business segment is managed by geographic regional leaders. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The executive recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

Financial highlights by business segment are as follows:

	Year Ended April 30, 2010
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
				(In thousands)

Fee revenue	$278,746	$137,497	$64,132	$24,026	$504,401	$67,979	$—	$572,380
Total revenue	$294,588	$141,982	$65,508	$24,536	$526,614	$73,035	$—	$599,649
Operating income (loss)	$42,604	$(15,511)	$7,826	$3,286	$38,205	$1,291	$(42,218)	$(2,722)
Depreciation and amortization	$4,561	$2,196	$1,163	$439	$8,359	$1,007	$2,127	$11,493
Identifiable assets(1)	$211,728	$135,165	$71,993	$21,195	$440,081	$69,085	$317,932	$827,098
Long-lived assets(1)	$8,918	$2,960	$1,610	$1,041	$14,529	$1,480	$8,954	$24,963
Goodwill(1)	$88,612	$50,389	$972	$—	$139,973	$32,300	$—	$172,273

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

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2010, 2009 or 2008.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated:

	Year Ended April 30, (1)
	2010(2)	2009(3)	2008(4)
		(In thousands)

Assets acquired	$14,055	$4,676	$406
Intangibles acquired	6,835	2,115	—
Liabilities acquired	22,958	2,451	307

Net (liabilities) assets acquired	(2,068)	4,340	99
Purchase price	25,848	13,189	3,622

Goodwill	$27,916	$8,849	$3,523

Goodwill by segment:
Executive recruitment	$27,916	$8,849	$493
Futurestep	—	—	3,030

Goodwill	$27,916	$8,849	$3,523

Acquisition costs (included in purchase price)	—	$535	$323

(1)	Certain employees who joined the Company through these acquisitions will be eligible to receive earn-out payments of up to $15.7 million over the next three years, if certain financial metrics are achieved during that period, of which $7.1 million is included in the Company’s consolidated balance sheet. The Company also accrued an additional $2.8 million related to prior year acquisitions.

(2)	On June 11, 2009, the Company acquired all of the outstanding share capital of Whitehead Mann Limited and Whitehead Mann SAS, together referred to as Whitehead Mann (“WHM”). WHM is engaged in providing executive recruitment and other related recruiting services in the United Kingdom, Dubai and France. Actual results of operations of WHM are included in the Company’s consolidated financial statements from June 11, 2009, the effective date of the acquisition.

On January 1, 2010, the Company acquired SENSA Solutions, Inc. (“SENSA”), a leading management consulting firm widely respected for its leadership and organizational development solutions utilized by U.S. federal agencies. Actual results of operations of SENSA are included in the accompanying consolidated financial statements from January 1, 2010, the effective date of the acquisition.

(3)	On November 3, 2008, the Company acquired Lore International, Inc, a Delaware corporation (“Lore”). Actual results of operations of Lore are included in the Company’s consolidated financial statements from November 3, 2008, the effective date of the acquisition.

(4)	During fiscal 2009, adjustments to the preliminary purchase price allocation for an acquisition in fiscal 2008, resulted in a $1.9 million reduction in goodwill.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable operating segment were as follows:

	Executive Recruitment
	North		Asia
	America	EMEA	Pacific	Subtotal	Futurestep	Consolidated
			(In thousands)

Balance as of April 30, 2008	$69,533	$37,379	$972	$107,884	$34,815	$142,699
Additions	8,849	—	—	8,849	—	8,849
Reclassifications	(1,834)	—	—	(1,834)	—	(1,834)
Exchange rate fluctuations	(5,417)	(6,048)	—	(11,465)	(4,918)	(16,383)

Balance as of April 30, 2009	71,131	31,331	972	103,434	29,897	133,331
Additions	12,182	18,812	—	30,994	2,200	33,194
Exchange rate fluctuations	5,299	246	—	5,545	203	5,748

Balance as of April 30, 2010	$88,612	$50,389	$972	$139,973	$32,300	$172,273

Intangible assets include the following:

	Weighted-Average	April 30,
	Amortization Period	2010	2009
		(In thousands)

Amortized intangible assets:
Non-compete agreements	5 years	$510	$400
Customer lists	7 years	6,399	2,060
Proprietary databases	10 years	3,931	450
Trademarks	5 years	2,386	—
Intellectual property	24 years	11,400	11,400

		24,626	14,310
Accumulated amortization		(2,853)	(1,182)

		21,773	13,128
Unamortized intangible assets:
Trademarks		3,800	3,800
Exchange rate fluctuations		(148)	—

Intangible assets		$25,425	$16,928

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for amortized intangible assets was $1.7 million, $0.70 million and $0.36 million during fiscal 2010, 2009, and 2008, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Estimated
Annual
Amortization
Year Ending April 30,	Expense
(In thousands)

2011	$2,403
2012	2,403
2013	2,391
2014	2,327
2015	2,004
Thereafter	10,245

$21,773

All amortizable intangible assets will be fully amortized by the end of fiscal 2032.

15.	Commitments and Contingencies

Lease Commitment

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2010, 2009 and 2008 amounted to $32.8 million, $35.0 million and $32.6 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitment
(In thousands)

2011	$28,878
2012	28,670
2013	27,710
2014	26,223
2015	24,324
Thereafter	86,911

$222,716

Letters of Credit

The Company has an aggregate $15.0 million sublimit for standby letters of credit in conjunction with the Facility. As of April 30, 2010, the Company has outstanding standby letters of credit of $8.2 million in connection with office leases.

Employment Agreements

As of April 30, 2010, the Company has employment agreements with certain of its executive officers, that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $7.5 million and $11.5 million prior to and following a change in control, respectively. In certain cases, executives’ outstanding options will immediately vest

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

Litigation

From time to time the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

16.	Quarterly Results (Unaudited)

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2010 and 2009. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2010				Fiscal 2009
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(In thousands, except per share data)

Fee revenue	$168,690	$146,742	$140,145	$116,803	$106,980	$136,210	$189,300	$205,733
Operating income (loss)	$13,629	$6,383	$2,218	$(24,952)	$(30,256)	$(11,258)	$21,488	$23,754
Net income (loss)	$8,916	$7,910	$2,745	$(14,273)	$(17,200)	$(22,356)	$13,560	$15,904
Net income (loss) per share:
Basic	$0.20	$0.18	$0.06	$(0.33)	$(0.40)	$(0.52)	$0.31	$0.37
Diluted	$0.19	$0.17	$0.06	$(0.33)	$(0.40)	$(0.52)	$0.30	$0.36