Form 10-Q
period 2010-07-31
KORN FERRY INTERNATIONAL
filed 2010-09-09
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of September 7, 2010 was 46,288,945 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2010	2010
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$146,016	$219,233
Marketable securities	12,919	4,114
Receivables due from clients, net of allowance for doubtful accounts of $7,035 and $5,983, respectively	127,948	107,215
Income taxes and other receivables	9,024	6,292
Deferred income taxes	20,313	20,844
Prepaid expenses and other assets	27,583	23,166

Total current assets	343,803	380,864

Marketable securities, non-current	73,253	73,105
Property and equipment, net	34,237	24,963
Cash surrender value of company owned life insurance policies, net of loans	69,281	69,069
Deferred income taxes	53,334	59,742
Goodwill	170,785	172,273
Intangible assets, net	24,875	25,425
Investments and other assets	29,752	21,657

Total assets	$799,320	$827,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$10,754	$11,148
Income taxes payable	5,298	6,323
Compensation and benefits payable	94,868	131,550
Other accrued liabilities	45,099	49,062

Total current liabilities	156,019	198,083
Deferred compensation and other retirement plans	127,770	123,794
Other liabilities	20,647	13,879

Total liabilities	304,436	335,756

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 58,448 and 57,614 shares issued and 46,435 and 45,979 shares outstanding, respectively	385,138	388,717
Retained earnings	101,124	90,220
Accumulated other comprehensive income, net	9,149	12,934

Stockholders’ equity	495,411	491,871
Less: notes receivable from stockholders	(527)	(529)

Total stockholders’ equity	494,884	491,342

Total liabilities and stockholders’ equity	$799,320	$827,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	July 31,
	2010	2009
	(in thousands, except per share data)
Fee revenue	$175,112	$116,803
Reimbursed out-of-pocket engagement expenses	8,050	6,485

Total revenue	183,162	123,288

Compensation and benefits	120,208	90,385
General and administrative expenses	28,615	28,054
Out-of-pocket engagement expenses	12,099	8,789
Depreciation and amortization	2,968	2,829
Restructuring charges	—	18,183

Total operating expenses	163,890	148,240

Operating income (loss)	19,272	(24,952)
Other (expense) income, net	(1,501)	3,999
Interest expense, net	(808)	(708)

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	16,963	(21,661)
Income tax provision (benefit)	6,521	(7,365)
Equity in earnings of unconsolidated subsidiaries, net	462	23

Net income (loss)	$10,904	$(14,273)

Earnings (loss) per common share:
Basic	$0.24	$(0.33)

Diluted	$0.24	$(0.33)

Weighted-average common shares outstanding:
Basic	44,642	43,776

Diluted	45,755	43,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	July 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$10,904	$(14,273)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,968	2,829
Stock-based compensation expense	3,815	4,496
Loss on disposition of property and equipment	60	515
Provision for doubtful accounts	1,826	656
Gain on cash surrender value of life insurance policies	(207)	(3,379)
Loss (gain) on marketable securities classified as trading	1,420	(4,100)
Deferred income taxes	6,939	(3,040)
Change in other assets and liabilities:
Deferred compensation	3,976	13,850
Receivables	(25,291)	(12,733)
Prepaid expenses	(4,417)	(3,488)
Investment in unconsolidated subsidiaries	(462)	(23)
Income taxes payable	(1,024)	1,625
Accounts payable and accrued liabilities	(41,164)	(48,243)
Other	(139)	(1,066)

Net cash used in operating activities	(40,796)	(66,374)

Cash flows from investing activities:
Purchase of property and equipment	(11,684)	(1,185)
(Purchase of) proceeds from marketable securities, net	(10,401)	1,083
Cash paid for acquisitions, net of cash acquired and earn-outs	—	(10,251)
Payment of earn-outs from acquisitions	(675)	—
Premiums on life insurance policies	(350)	(425)
Dividends received from unconsolidated subsidiaries	252	157

Net cash used in investing activities	(22,858)	(10,621)

Cash flows from financing activities:
Borrowings under life insurance policies	347	3,098
Purchase of common stock	(11,124)	(1,230)
Proceeds from exercise of warrants	2,983	—
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,493	3,619
Tax expense from exercise of stock options	(815)	(1,450)

Net cash (used in) provided by financing activities	(7,116)	4,037

Effect of exchange rate changes on cash and cash equivalents	(2,447)	5,527

Net decrease in cash and cash equivalents	(73,217)	(67,431)
Cash and cash equivalents at beginning of period	219,233	255,000

Cash and cash equivalents at end of period	$146,016	$187,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
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
Basis of Consolidation and Presentation
The condensed consolidated financial statements for the three months ended July 31, 2010 and 2009 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Annual Report”) and should be read together with the Annual Report.
Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.
Certain amounts included in the prior fiscal period consolidated financial statements have been reclassified to conform to the current fiscal year presentation.
Use of Estimates and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are reported in current operations. The most significant areas that require management judgment are revenue recognition, deferred compensation, annual incentive compensation, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets and deferred income taxes.
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
Allowance for Doubtful Accounts
A provision is established for doubtful accounts through a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.  After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
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
Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded as a component of net income (loss) in other (expense) income, net.
Available-for-sale securities consist of corporate bonds, U.S Treasury and agency securities and commercial paper. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in interest and other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended July 31, 2010 and 2009, no other-than-temporary impairment was recognized.
Business acquisitions
Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. The results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (generally not longer than twelve months).
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. The annual goodwill impairment test performed as of January 31, 2010, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment as of July 31, 2010 and April 30, 2010.
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks, and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of July 31, 2010 and April 30, 2010, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
Restructuring Charges
The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
Compensation and Benefits Expense
Compensation and benefits expense in the accompanying statements of operations consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel. The most significant portions of this expense are salaries and the annual performance related bonus paid to consultants. Compensation and benefits are recognized when incurred. Management makes certain estimates related to the annual performance related bonus. These annual performance related bonuses are generally paid within twelve months following the fiscal year end though the Company deferred certain bonuses earned in fiscal 2009 and 2010 until December 2010 and 2011, respectively. Management reevaluates the estimates up to the payment date, and any changes in the estimate are reported in current operations. Other expenses included in this line item are changes in the deferred compensation liabilities and cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.
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
As of July 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading, are obtained from quoted market prices and the fair values of marketable securities classified as available-for-sale, are obtained from a third party which are based on quoted prices or market prices for similar assets. As of April 30, 2010, the Company also held auction rate securities (“ARS”) and a related put option. The fair value for these instruments are determined by the use of pricing models (see Note 5). The ARS were redeemed at full value during the three months ended July 31, 2010.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
Recently Adopted Accounting Standards
In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliation, which is effective for fiscal years beginning after December 15, 2010. The Company adopted the new guidance on February 1, 2010. The adoption did not impact the Company’s financial position, results of operations or liquidity.
2. Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per common share was computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three months ended July 31, 2010, SARs and options to purchase 1.1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during the three months ended July 31, 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.
The following table summarizes basic and diluted earnings (loss) per share calculations:

	Three Months Ended
	July 31,
	2010	2009
	(in thousands, except per share data)

Net earnings (loss) attributable to common stockholders:	$10,904	$(14,273)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	44,642	43,776
Effect of dilutive securities:
Restricted stock	780	—
Stock options	326	—
ESPP	7	—

Diluted weighted-average number of common shares outstanding	45,755	43,776

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.24	$(0.33)

Diluted earnings (loss) per share	$0.24	$(0.33)

3. Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
Total comprehensive income (loss) is as follows:

	Three Months Ended
	July 31,
	2010	2009
	(in thousands)
Net income (loss)	$10,904	$(14,273)
Foreign currency translation adjustments	(3,784)	12,284
Unrealized losses on marketable securities, net of taxes	(1)	—

Comprehensive income (loss)	$7,119	$(1,989)

The components of accumulated other comprehensive income were as follows:

	July 31,	April 30,
	2010	2010
	(in thousands)
Foreign currency translation adjustments	$15,116	$18,900
Defined benefit adjustments, net of taxes	(5,966)	(5,966)
Unrealized losses on marketable securities, net of taxes	(1)	—

Accumulated other comprehensive income	$9,149	$12,934

4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended
	July 31,
	2010	2009
	(in thousands)
Restricted stock	$3,564	$4,147
Stock options and SARs	136	236
ESPP	115	113

Total stock-based compensation expense, pre-tax	3,815	4,496
Tax benefit from stock-based compensation expense	(1,392)	(1,641)

Total stock-based compensation expense, net of tax	$2,423	$2,855

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded instruments during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Three Months Ended
	July 31,
	2010	2009
Expected volatility	47.67%	48.91%
Risk-free interest rate	1.83%	2.53%
Expected option life (in years)	5.00	5.00
Expected dividend yield	0.00%	0.00%
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.
Stock Incentive Plans
The Korn/Ferry International 2008 Stock Incentive Plan, as amended (the “2008 Plan) made available an additional 2,360,000 shares of the Company’s common stock for stock-based compensation awards. The 2008 Plan, provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.
Stock Options and SARs
Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Three Months Ended July 31, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (In Years)	Value
	(in thousands, except per share data)
Outstanding, April 30, 2010	2,723	$14.72
Granted	203	$13.92
Exercised	(27)	$7.90
Forfeited/expired	(338)	$22.14

Outstanding, July 31, 2010	2,561	$13.75	4.17	$6,034

Exercisable, July 31, 2010	1,898	$14.29	3.43	$4,648

Included in the table above are 34,985 SARs outstanding and exercisable as of July 31, 2010 with a weighted-average exercise price of $8.41. As of July 31, 2010, there was $3.4 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.8 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
Additional information pertaining to stock options and SARs:

	Three Months Ended
	July 31,
	2010	2009
	(in thousands, except per share date)
Weighted-average fair value of stock options granted	$6.03	$4.66
Total fair value of stock options and SARs vested	$544	$88
Total intrinsic value of stock options exercised	$176	$718
Total intrinsic value of SARs paid	$—	$—
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
Restricted stock activity is summarized below:

	Three Months Ended
	July 31, 2010
		Weighted-
		Average Grant
		Date Fair
	Shares	Value
	(in thousands, except per share data)
Non-vested, April 30, 2010	2,480	$9.93
Granted	500	$14.35
Vested	(797)	$17.98
Forfeited/expired	(75)	$13.82

Non-vested, July 31, 2010	2,108	$12.90

As of July 31, 2010, there was $27.2 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three months ended July 31, 2010 and 2009, 181,947 shares and 119,917 shares of restricted stock totaling $2.6 million and $1.2 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended July 31, 2010 and 2009, employees purchased 108,425 shares at $11.82 per share and 141,923 shares at $9.04 per share, respectively. At July 31, 2010, the ESPP had approximately 0.3 million shares available for future issuance.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
Common Stock
In the three months ended July 31, 2010, the Company issued 26,768 shares of common stock as a result of the exercise of stock options and 108,425 shares of common stock in conjunction with the Company’s ESPP. In the three months ended July 31, 2009, the Company issued 290,830 shares of common stock as a result of the exercise of stock options and 141,923 shares of common stock in conjunction with the Company’s ESPP.
In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During the three months ended July 31, 2010, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.
During the three months ended July 31, 2010, the Company repurchased 566,639 shares of Company’s common stock for $8.5 million. No shares of the Company’s common stock were repurchased during the three months ended July 31, 2009. Subsequent to July 31, 2010, the Company repurchased 157,425 shares of the Company’s common stock for $2.1 million.
5. Marketable Securities
As of July 31, 2010 marketable securities consisted of the following:

		Available-for-
	Trading	Sale	Total
	(in thousands)
Mutual funds (1)	$62,416	$—	$62,416
Corporate bonds	—	19,255	19,255
U.S. Treasury and agency securities	—	3,507	3,507
Commercial paper	—	994	994

Total	62,416	23,756	86,172
Less: current portion of marketable securities	(5,688)	(7,231)	(12,919)

Non-current marketable securities	$56,728	$16,525	$73,253

As of April 30, 2010 marketable securities consisted of the following:

Trading
(in thousands)

Auction rate securities	$7,455
Auction rate securities put option	745
Mutual funds (1)	69,019

Total	77,219
Less: current portion of marketable securities	(4,114)

Non-current marketable securities	$73,105

(1)
These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $5.7 million and $4.1 million classified as current assets as of July 31, 2010 and April 30, 2010, respectively (see Note 7).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
As of July 31, 2010, amortized cost and fair values of marketable securities classified as available-for-sale investments were are as follows:

	July 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Corporate bonds	$19,255	$15	$(15)	$19,255
U.S. Treasury and agency securities	3,508	—	(1)	3,507
Commercial paper	994	—	—	994

Total	$23,757	$15	$(16)	$23,756

Investments in marketable securities are made based on the Company’s investment policy which restricts the types of investments that can be made. As of July 31, 2010, the Company’s investments associated with cash equivalents consist of money market funds for which market prices are readily available. Marketable securities classified as available-for-sale consist of corporate bonds, U.S Treasury and agency securities and commercial paper for which market prices for similar assets are readily available. Marketable securities classified as trading consist of mutual funds for which market prices are readily available. The Company’s investments in marketable securities as of April 30, 2010 were classified as trading and also included student loan portfolios (“ARS”), which were reflected at fair value. The ARS were redeemed at full value during the three months ended July 31, 2010.
As of July 31, 2010 and April 30, 2010, the Company’s marketable securities included $62.4 million (net of unrealized gains of $0.5 million) and $69.0 million (net of unrealized gains of $2.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $56.7 million and $64.9 million, respectively, are classified as non-current. The Company’s obligations for which these assets were held in trust totaled $62.8 million and $69.0 million as of July 31, 2010 and April 30, 2010, respectively.
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	July 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$89,412	$89,412	$—	$—
Mutual funds	62,416	62,416	—	—
Corporate bonds	19,255	—	19,255	—
U.S. Treasury and agency securities	3,507	—	3,507	—
Commercial paper	994	—	994	—

Total	$175,584	$151,828	$23,756	$—

	April 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$148,238	$148,238	$—	$—
Mutual funds	69,019	69,019	—	—
Auction rate securities	7,455	—	—	7,455
Auction rate securities put option	745	—	—	745

Total	$225,457	$217,257	$—	$8,200

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	July 31,
Auction Rate Securities	2010	2009
	(in thousands)
Balance, beginning of period	$8,200	$12,425
Auction rate securities put option	(744)	122
Realized gain included in operations	744	—
Unrealized loss included in operations	—	(122)
Sale of securities	(8,200)	(200)

Balance, end of period	$—	$12,225

6. Restructuring Liability
Changes in the restructuring liability during the three months ended July 31, 2010 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2010	$2,714	$11,095	$13,809
Reductions for cash payments	(507)	(1,849)	(2,356)
Exchange rate fluctuations	(5)	4	(1)

Liability as of July 31, 2010	$2,202	$9,250	$11,452

As of July 31, 2010 and April 30, 2010, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $4.7 million and $5.2 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next eight years.
The restructuring liability by segment is summarized below:

	July 31, 2010
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$6	$626	$632
Europe, Middle East and Africa (“EMEA”)	1,920	6,603	8,523
Asia Pacific	—	632	632
South America	113	—	113

Total Executive Recruitment	2,039	7,861	9,900
Futurestep	163	1,389	1,552

Liability as of July 31, 2010	$2,202	$9,250	$11,452

	April 30, 2010
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$5	$845	$850
EMEA	2,429	7,816	10,245
Asia Pacific	—	773	773
South America	115	—	115

Total Executive Recruitment	2,549	9,434	11,983
Futurestep	165	1,661	1,826

Liability as of April 30, 2010	$2,714	$11,095	$13,809

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
7. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.
The components of net periodic benefit costs are as follows:

	Three Months Ended
	July 31,
	2010	2009
	(in thousands)
Service cost	$34	$85
Interest cost	925	945
Amortization of actuarial loss (gain)	105	(20)

Net periodic benefit costs	$1,064	$1,010

The Company has an Executive Capital Accumulation Plan (“ECAP”) which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made contributions to the ECAP of $0.3 million and $0.4 million during the three months ended July 31, 2010 and 2009, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2010, deferred compensation liability decreased; therefore the Company recognized a reduction in compensation expenses of $1.2 million. During the three months ended July 31, 2009, deferred compensation liability increased; therefore the Company recognized compensation expenses of $2.6 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
July 31, 2010
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
Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$89,975	$36,268	$21,142	$7,486	$154,871	$20,241	$—	$175,112
Total revenue	$95,065	$37,138	$21,603	$7,618	$161,424	$21,738	$—	$183,162
Operating income (loss)	$19,675	$3,053	$3,069	$1,879	$27,676	$989	$(9,393)	$19,272

	Three Months Ended July 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$55,292	$29,221	$12,371	$4,445	$101,329	$15,474	$—	$116,803
Total revenue	$59,053	$30,407	$12,633	$4,541	$106,634	$16,654	$—	$123,288
Operating (loss) income	$4,207	$(17,620)	$975	$(686)	$(13,124)	$(815)	$(11,013)	$(24,952)
9. Long-Term Debt
The aggregate availability under the Company’s Senior Secured Revolving Credit Facility (the “Facility”) is up to $50 million, with a $15 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of July 31, 2010 and April 30, 2010, the borrowing base was $41.7 million and $33.2 million, respectively. The maturity date of the Facility remains unchanged at March 14, 2011. The Facility is secured by substantially all of the Company’s assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of July 31, 2010 and April 30, 2010, the Company had no borrowings under its Facility; however, at July 31, 2010 and April 30, 2010 there were $8.3 million and $8.2 million of standby letters of credit issued under this Facility, respectively, for which the Company pledged $9.0 million in cash in both periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “foresee”, “may”, “will”, “estimates”, “potential”, “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, global, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, competition, reliance on information processing systems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use and alignment of our cost structure to our revenue level, as well as risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report of Form 10-K for the fiscal year ended April 30, 2010 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, develop, retain and sustain their talent. We are the largest provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), recruitment process outsourcing (“RPO”), leadership and talent consulting (“LTC”) and executive coaching. Approximately two-thirds of the executive recruitment searches we performed in fiscal 2010 were for board level, chief executive and other senior executive and general management positions. Our 4,277 clients in fiscal 2010 included many of the world’s largest and most prestigious public and private companies, including approximately 42% of the FORTUNE 500 companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 74% of the executive recruitment assignments performed during fiscal 2010 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
In an effort to maintain our long-term strategy of being the leading provider of executive search, middle-management recruitment, RPO, LTC and executive coaching, our strategic focus for fiscal 2011 centers upon enhancing the cross-selling of our multi-service strategy. We plan to continue to address areas of increasing client demand, including RPO and LTC. We plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.
Fee revenue increased 50% in the three months ended July 31, 2010 to $175.1 million compared to $116.8 million in the three months ended July 31, 2009, with increases in fee revenue in all regions of executive search and Futurestep. The North America and Asia Pacific regions in executive recruitment experienced the largest dollar increases in fee revenue. During the three months ended July 31, 2010, we recorded operating income of $19.3 million with operating income from executive recruitment and Futurestep of $27.7 million and $1.0 million, respectively and corporate expenses of $9.4 million. This represents an increase from an operating loss of $25.0 million in the three months ended July 31, 2009.

Our cash, cash equivalents and marketable securities decreased $64.3 million, or 22% to $232.2 million at July 31, 2010 compared to $296.5 million at April 30, 2010. As of July 31, 2010, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $61.9 million and a fair value of $62.4 million. Our working capital increased $5.0 million in the three months ended July 31, 2010 to $187.8 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt nor any outstanding borrowings under our credit facility at July 31, 2010.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements. Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements. We consider the policies related to revenue recognition, deferred compensation, annual incentive compensation, marketable securities and the carrying values of goodwill, intangible assets and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission.
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended
	July 31,
	2010	2009
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.6	5.6

Total revenue	104.6	105.6
Compensation and benefits	68.7	77.4
General and administrative expenses	16.3	24.0
Out-of-pocket engagement expenses	6.9	7.5
Depreciation and amortization	1.7	2.5
Restructuring charges	—	15.6

Operating income (loss)	11.0	(21.4)

Net income (loss)	6.2%	(12.2)%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2010		2009
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$89,975	51.3%	$55,292	47.4%
EMEA	36,268	20.7	29,221	25.0
Asia Pacific	21,142	12.1	12,371	10.6
South America	7,486	4.3	4,445	3.8

Total executive recruitment	154,871	88.4	101,329	86.8
Futurestep	20,241	11.6	15,474	13.2

Total fee revenue	175,112	100.0%	116,803	100.0%

Reimbursed out-of-pocket engagement expense	8,050		6,485

Total revenue	$183,162		$123,288

	Three Months Ended July 31,
	2010		2009
	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive recruitment:
North America	$19,675	21.9%	$4,207	7.6%
EMEA	3,053	8.4	(17,620)	(60.3)
Asia Pacific	3,069	14.5	975	7.9
South America	1,879	25.1	(686)	(15.4)

Total executive recruitment	27,676	17.9	(13,124)	(13.0)
Futurestep	989	4.9	(815)	(5.3)
Corporate	(9,393)		(11,013)

Total operating income (loss)	$19,272	11.0%	$(24,952)	(21.4)%

(1)	Margin calculated as a percentage of fee revenue by business segment.
Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009
Fee Revenue
Fee Revenue. Fee revenue increased $58.3 million, or 50%, to $175.1 million in the three months ended July 31, 2010 compared to $116.8 million in the three months ended July 31, 2009. The increase in fee revenue was primarily attributable to a 43% increase in the number of executive search engagements billed during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and a 7% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $1.4 million in the three months ended July 31, 2010.
Executive Recruitment. Executive recruitment reported fee revenue of $154.9 million, an increase of $53.6 million, or 53%, in the three months ended July 31, 2010 compared to $101.3 million in the three months ended July 31, 2009. The increase in executive recruitment fee revenue was mainly due to a 43% increase in the number of engagements billed in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009, and a 7% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $1.3 million in the three months ended July 31, 2010.
North America reported fee revenue of $90.0 million, an increase of $34.7 million, or 63%, in the three months ended July 31, 2010 compared to $55.3 million in the three months ended July 31, 2009, primarily due to a 46% increase in the number of engagements billed during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and a 11% increase in the weighted-average fees billed per engagement in the region during the same period. The overall increase in fee revenue was driven by increases in fee revenue in the industrial, financial services and technology sectors. Exchange rates favorably impacted North America fee revenue by $0.7 million in the three months ended July 31, 2010.

EMEA reported fee revenue of $36.3 million, an increase of $7.1 million, or 24%, in the three months ended July 31, 2010 compared to $29.2 million in the three months ended July 31, 2009. EMEA’s increase in fee revenue was primarily driven by a 42% increase in the number of engagements billed in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and increased revenue from the acquisition of Whitehead Mann, which is included in EMEA’s results from June 11, 2009, the effective date of the acquisition, offset by a 13% decrease in weighted-average fees billed per engagement during the same period. The decrease in the weighted-average fees billed per engagement was mainly due to unfavorable exchange rates in EMEA during the three months ended July 31, 2010, which unfavorably impacted EMEA fee revenue by $2.8 million during the three months ended July, 31, 2010. The performance in existing offices in the United Kingdom and United Arab Emirates were the primary contributors to the increase in fee revenue in the three months ended July 31, 2010 in comparison to the three months ended July 31, 2009. The industrial, financial services, consumer goods and life sciences sectors experienced the largest increase in fee revenue in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009.
Asia Pacific reported fee revenue of $21.1 million, an increase of $8.7 million, or 70%, in the three months ended July 31, 2010 compared to $12.4 million in the three months ended July 31, 2009 mainly due to a 35% increase in the number of engagements billed and a 27% increase in weighted-average fees billed per engagement in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase in performance in Hong Kong and Australia were the primary contributors to the increase in fee revenue in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The largest increase in fee revenue was experienced in the financial services, technology and industrial sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $0.7 million in the three months ended July 31, 2010.
South America reported fee revenue of $7.5 million, an increase of $3.1 million, or 70%, in the three months ended July 31, 2010 compared to $4.4 million in the three months ended July 31, 2009 mainly due to a 43% increase in the number of engagements billed and an 18% increase in the average fees billed per engagement in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase in performance in the industrial and technology sectors were the primary contributor to the increase in fee revenue in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. Exchange rates favorably impacted fee revenue for South America by $0.1 million in the three months ended July 31, 2010.
Futurestep. Futurestep reported fee revenue of $20.2 million, an increase of $4.7 million, or 30%, in the three months ended July 31, 2010 compared to $15.5 million in the three months ended July 31, 2009. The increase in Futurestep’s fee revenue was due to a 30% increase in the number of engagements billed in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $1.9 million, or 35%, to $7.3 million; Europe fee revenue increase of $1.9 million, or 43%, to $6.3 million; and an increase in Asia Pacific fee revenue of $0.9 million, or 16%, to $6.6 million. Improvement in Futurestep fee revenue is attributed to increases in middle-management recruitment and RPO. Exchange rates unfavorably impacted fee revenue for Futurestep by $0.1 million in the three months ended July 31, 2010.
Compensation and Benefits
Compensation and benefits expense increased $29.8 million, or 33%, to $120.2 million in the three months ended July 31, 2010 from $90.4 million in the three months ended July 31, 2009. The increase in compensation and benefits expenses is primarily due to an increase in the weighted-average compensation in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009, resulting from an increase in our revenue and profitability, offset by a $2.0 million decrease of the bonus provision due to a change in the estimate of bonus payouts. Exchange rates favorably impacted compensation and benefits expenses by $1.2 million during the three months ended July 31, 2010.
Executive recruitment compensation and benefits expense increased $28.0 million, or 39%, to $100.2 million in the three months ended July 31, 2010 compared to $72.2 million in the three months ended July 31, 2009, primarily due to a $20.0 million increase in the variable components of compensation in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 65% in the three months ended July 31, 2010 compared to 71% in the three months ended July 31, 2009.

Futurestep compensation and benefits expense increased $1.8 million, or 15%, to $14.2 million in the three months ended July 31, 2010 from $12.4 million in the three months ended July 31, 2009 primarily due to an increase of $0.8 million and $0.7 million in contractors and direct compensation, respectively. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 70% in the three months ended July 31, 2010 from 80% in the three months ended July 31, 2009.
Corporate compensation and benefits expense was $5.8 million in the three months ended July 31, 2010 and 2009. During the three months ended July 31, 2010, an increase in salaries expense was offset by a decrease in certain deferred compensation retirement plan liabilities. We hold marketable securities in a trust for settlement of these deferred compensation obligations. The change in the marketable securities is included in other (loss) income, net, which offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement liabilities, which decreased by $0.2 million due to an increase in cash surrender value (“CSV”) of company owned life insurance (“COLI”) and a reduction in salaries.
General and Administrative Expenses
General and administrative expenses increased $0.5 million, or 2%, to $28.6 million in the three months ended July 31, 2010 compared to $28.1 million in the three months ended July 31, 2009 due to a $0.9 million and $1.2 million increase in bad debt expense and business development expenses, respectively, which was partially offset by a $1.6 million decrease in unrealized foreign exchange loss. Exchange rates favorably impacted general and administrative expenses by $0.3 million in the three months ended July 31, 2010. General and administrative expenses as a percentage of fee revenue was 16% in the three months ended July 31, 2010 as compared to 24% in the three months ended July 31, 2009.
Executive recruitment general and administrative expenses increased $1.2 million, or 6%, to $21.3 million in the three months ended July 31, 2010 from $20.1 million in the three months ended July 31, 2009. The increase in general and administrative expenses was driven by an increase in business development expense of $0.3 million, premises and office expense of $0.2 million, $1.1 million in bad debt expense, and other general and administrative expense of $0.6 million, which was partially offset by $1.0 million decrease in unrealized foreign exchange loss. Business development expense increased primarily due to the increase in our overall business activities. The increase in bad debt expense was in line with the increase in our account receivable balances and revenues. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 14% in the three months ended July 31, 2010 compared to 20% in the three months ended July 31, 2009.
Futurestep general and administrative expenses increased $0.8 million, or 24%, to $4.2 million in the three months ended July 31, 2010 compared to $3.4 million in the three months ended July 31, 2009 primarily due to increases of $0.2 million in business development expense and $0.5 million in other general and administrative expense. General expenses increased primarily due to the increase in our overall business activities. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in the three months ended July 31, 2010 compared to 22% in the three months ended July 31, 2009.
Corporate general and administrative expenses decreased $1.5 million, or 33%, to $3.1 million in the three months ended July 31, 2010 compared to $4.6 million in the three months ended July 31, 2009 primarily due to a decrease in unrealized foreign exchange loss and other general and administrative expense, which were offset by an increase in business development expenses.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are generally billed to clients. Out-of-pocket engagement expenses increased $3.3 million, or 38%, to $12.1 million in the three months ended July 31, 2010, compared to $8.8 million in the three months ended July 31, 2009. Out-of-pocket engagement expenses as a percentage of fee revenue were both 7% in the three months ended July 31, 2010 and 2009.

Depreciation and Amortization Expenses
Depreciation and amortization expenses were $3.0 million and $2.8 million in the three months ended July 31, 2010 and 2009, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring Charges
There was no restructuring charges in the three months ended July 31, 2010 as compared to $18.2 million in restructuring charges in the three months ended July 31, 2009, which included $8.4 million of severance costs related to a reduction in our work force and $9.8 million relating to the consolidation of premises.
Operating Income (Loss)
Operating income increased $44.3 million, to $19.3 million in the three months ended July 31, 2010 compared to operating loss of $25.0 million in the three months ended July 31, 2009. This increase in operating income resulted from a $58.3 million increase in fee revenue and an $18.2 million decrease in restructuring expenses during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009, which were partially offset by a $29.8 million increase in compensation and benefits.
Executive recruitment operating income increased $40.8 million, to $27.7 million in the three months ended July 31, 2010 compared to an operating loss of $13.1 million in the three months ended July 31, 2009. The increase in executive recruitment operating income is attributable to a $53.6 million increase in fee revenue during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009 and a decrease in restructuring expenses of $18.2 million recorded in the three months ended July 31, 2009 of which none was recorded in the three months ended July 31, 2010. The net increase was primarily offset by a $28.0 million increase in compensation and benefits expense, resulting from an increase in the variable components of compensation in the current fiscal quarter. Executive recruitment operating income during the three months ended July 31, 2010, as a percentage of fee revenue, was 18% compared to operating loss, as a percentage of fee revenue, of 13% in the three months ended July 31, 2009.
Futurestep operating income increased by $1.8 million, to $1.0 million in the three months ended July 31, 2010 as compared to an operating loss of $0.8 million in the three months ended July 31, 2009. The change in Futurestep operating income is primarily due to $4.7 million increase in fee revenue, offset by increases of $1.8 million and $0.8 million in compensation and benefits and general and administrative expenses, respectively. Futurestep operating income, as a percentage of fee revenue, was 5% in the three months ended July 31, 2010, compared to operating loss, as a percentage of fee revenue, of 5% in the three months ended July 31, 2009.
Other (Loss) Income, Net
Other (loss) income, net decreased by $5.5 million, to a loss of $1.5 million in the three months ended July 31, 2010 compared to income of $4.0 million in the three months ended July 31, 2009. Other (loss) income, net is primarily due to net trading loss on marketable securities in the three months ended July 31, 2010 as compared to net trading gains on marketable securities in the three months ended July 31, 2009. The decrease in other income, net reflects a $5.5 million decline in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the condensed consolidated financial statements) during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. Partially offsetting this decline is a $3.8 million decrease in certain deferred compensation retirement plan liabilities during the same period, which is reflected in compensation and benefits expense.
Interest Expense, net
Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances and marketable securities. Interest expense, net was $0.8 million in the three months ended July 31, 2010 as compared to $0.7 million in three months ended July 31, 2009.

Income Taxes Provision (Benefit)
The provision for income taxes was $6.5 million in the three months ended July 31, 2010 compared to a benefit for income taxes of $7.4 million in the three months ended July 31, 2009. The provision for income taxes in the three months ended July 31, 2010 reflects a 38% effective tax rate, compared to a 34% tax benefit for the three months ended July 31, 2009. The effective income tax rate in the three months ended July 31, 2009 did not recognize tax benefits associated with net operating losses in certain jurisdictions from our restructurings during fiscal 2010, as there was an offsetting valuation allowance established.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.5 million in the three months ended July 31, 2010 compared to $0.02 million in the three months ended July 31, 2009.
Liquidity and Capital Resources
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
Although global economic conditions and demand for our services continued to show signs of improvement during the later half of fiscal 2010, the demand for executive searches remains below its peak level. In response to the uncertain economic environment and labor markets, we took steps to align our cost structure with anticipated revenue levels in fiscal 2010, in an effort to retain positive cash flows. Adverse changes in our revenue, however, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs. We believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
As of July 31, 2010 and April 30, 2010, our marketable securities of $86.2 million and $77.2 million, respectively, included $62.4 million (net of unrealized gains of $0.5 million) and $69.0 million (net of unrealized gains of $2.0 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $56.7 million and $64.9 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $62.8 million and $69.0 million as of July 31, 2010 and April 30, 2010, respectively. In addition, during the three months ended July 31, 2010, we purchased marketable securities classified as available-for-sale, which represents excess cash invested under our investment policy.
The net increase in our working capital of $5.0 million as of July 31, 2010 compared to April 30, 2010 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset to some extent by a net decrease cash and cash equivalents. Cash and cash equivalents decreased due to the payment of annual bonuses while compensation and benefits payable decreased due to a reduction in worldwide headcount and a reduction in variable compensation. Accounts receivable increased due to an increase in the number of engagements billed during the three months ended July 31, 2010 compared to the three months ended April 30, 2010.
Cash and cash equivalents and marketable securities were $232.2 million and $296.5 million as of July 31, 2010 and April 30, 2010, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist primarily of mutual funds with some corporate bonds, U.S. Treasury and agency securities and commercial paper. The primary objectives of the mutual funds are liquidity or to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

Cash used in operating activities was $40.8 million in the three months ended July 31, 2010, a decrease of $25.6 million, from cash used in operating activities of $66.4 million in the three months ended July 31, 2009. The decrease in cash used in operating activities is primarily due to an increase in receivables of $12.6 million, offset by a decrease in deferred income taxes of $10.0 million and accounts payable, accrued liabilities and other of $7.1 million. The increase in receivables is due to an increase in fee revenue during the three months ended July 31, 2010 as compared to the three months ended April 30, 2010. The decrease in accounts payable and accrued liabilities is attributable mainly to a reduction in weighted-average compensation as a result of fiscal 2010 bonus payments made in the current quarter.
The compensation and benefits payable on the Company’s consolidated balance sheet as of July 31, 2010 includes $15.9 million of bonuses that were earned in fiscal 2009 and 2010 but for which the cash payment was deferred due to economic conditions. Of this amount, $10.2 million will be paid in December 2010 and $5.7 million will be paid in December 2011, regardless of whether the recipients continue to be employed by the Company on the relevant payment date and notwithstanding any earlier communications to the recipients to the contrary. In fiscal 2009 and 2010, the Company accrued the entire amount of cash bonus expense ($89.3 million and $73.3 million in fiscal 2009 and 2010, respectively), which includes the amounts that were fully earned by recipients during the fiscal years but for which the cash payment was delayed, resulting in a corresponding decrease to operating income during those periods. Though the Company accrued the bonus liability for the delayed payments in fiscal 2009 and 2010 as they had been fully earned, these payments will result in an increase to cash used in operating activities when made. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during the three months ended July 31, 2010 and increased cash used in operating activities during the three months ended July 31, 2010 by a corresponding amount.
Cash used in investing activities was $22.9 million in the three months ended July 31, 2010, an increase of $12.3 million, from cash used in investing activities of $10.6 million in the three months ended July 31, 2009. This increase in cash used in investing activities is attributable to an $11.5 million increase in net purchases of marketable securities, a $10.5 million increase in the purchase of property and equipment and a $0.7 million increase in cash payments on earn-outs from previous acquisitions. These increases were partially offset by a reduction of $10.3 million in cash used for acquisitions in the three months ended July 31, 2009. Other liabilities increased by approximately $6.6 million during the three months ended for tenant improvement allowances, which represent reimbursements by landlords for costs incurred on leasehold improvements.
Cash used in financing activities was $7.1 million in the three months ended July 31, 2010, a decrease of $11.1 million from cash provided by financing activities of $4.0 million in the three months ended July 31, 2009. Borrowings under life insurance policies and proceeds from issuances of common stock related to employee stock options and our stock purchase plan decreased by $2.8 million and $2.1 million, respectively, in the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. In addition, cash used to repurchase shares of common stock increased by $9.9 million during the same period. Partially offsetting the decreases were $3.0 million of cash proceeds from the exercise of warrants during the three months ended July 31, 2010 as compared to the three months ended July 31, 2009. As of July 31, 2010, $26.5 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.
Long-Term Debt
Total outstanding borrowings against the CSV of COLI contracts were $67.3 million and $66.9 million as of July 31, 2010 and April 30, 2010, respectively. Generally, we borrow under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of the COLI contracts of $136.5 million and $136.0 million as of July 31, 2010 and April 30, 2010, respectively.
The aggregate availability under our Senior Secured Revolving Credit Facility (the “Facility”) is up to $50 million, with a $15 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of July 31, 2010 and April 30, 2010, the borrowing base was $41.7 million and $33.2 million, respectively. The maturity date of the Facility remains unchanged at March 14, 2011. The Facility is secured by substantially all of our assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of July 31, 2010 and April 30, 2010, we had no borrowings under our Facility; however, at July 31, 2010 and April 30, 2010 there were $8.3 million and $8.2 million of standby letters of credit issued under this Facility, respectively, for which we pledged $9.0 million in cash in both periods.
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
Foreign Currency Risk
Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of accumulated other comprehensive income on our consolidated balance sheets.
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2010, we recognized foreign currency gains, on an after tax basis, of $0.2 million as compared to foreign currency losses, on an after tax basis, of $0.9 million, during the three months ended July 31, 2009.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $0.8 million, $1.3 million and $1.8 million, respectively, based on outstanding balances at July 31, 2010. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $0.8 million, $1.3 million and $1.8 million, respectively, based on outstanding balances at July 31, 2010.
Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2010, we had no outstanding borrowings under our Facility. We had $67.3 million and $66.9 million of borrowings against the CSV of COLI contracts as of July 31, 2010 and April 30, 2010, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.
(b) Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended July 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In accordance with Rule 13a-15 under the Exchange Act, the Company continues to review its internal control over financial reporting, including controls relating to variable incentive compensation, and may as a result enhance internal control over financial reporting in the future.

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
In our Form 10-K for the year ended April 30, 2010, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities
Unregistered Sale of Equity Securities
During the three months ended July 31, 2010, the Company sold the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):
•
On June 11, 2010, Credit Suisse Securities (USA) LLC exercised warrants to purchase an aggregate of 274,207 shares of our common stock for an aggregate exercise price of $3.0 million. The sale of these securities were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during the quarter ended July 31, 2010:

				Approximate Dollar
			Shares Purchased	Value of Shares
		Average	as Part of Publicly-	That May Yet be
	Shares	Price Paid	Announced	Purchased Under the
	Purchased(1)	Per Share	Programs (2)	Programs (2)

May 1, 2010-May 31, 2010	476,997	$15.35	476,663	$27.7 million
June 1, 2010-June 30, 2010	120,627	$13.95	77,376	$26.6 million
July 1, 2010-July 31, 2010	150,962	$14.05	12,600	$26.5 million

Total	748,586

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.

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
Date: September 9, 2010

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.