Form 10-Q
period 2010-10-31
KORN FERRY INTERNATIONAL
filed 2010-12-10
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of our common stock as of December 7, 2010 was 46,402,278 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2010	2010
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$151,118	$219,233
Marketable securities	16,189	4,114
Receivables due from clients, net of allowance for doubtful accounts of $8,106 and $5,983, respectively	145,043	107,215
Income taxes and other receivables	8,476	6,292
Deferred income taxes	21,375	20,844
Prepaid expenses and other assets	27,940	23,166

Total current assets	370,141	380,864

Marketable securities, non-current	97,410	73,105
Property and equipment, net	37,470	24,963
Cash surrender value of company owned life insurance policies, net of loans	71,929	69,069
Deferred income taxes	53,526	59,742
Goodwill	177,562	172,273
Intangible assets, net	24,310	25,425
Investments and other assets	31,931	21,657

Total assets	$864,279	$827,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,308	$11,148
Income taxes payable	8,487	6,323
Compensation and benefits payable	121,894	131,550
Other accrued liabilities	50,762	49,062

Total current liabilities	192,451	198,083
Deferred compensation and other retirement plans	131,009	123,794
Other liabilities	21,706	13,879

Total liabilities	345,166	335,756

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 58,548 and 57,614 shares issued and 46,388 and 45,979 shares outstanding, respectively	387,909	388,717
Retained earnings	114,780	90,220
Accumulated other comprehensive income, net	16,949	12,934

Stockholders’ equity	519,638	491,871
Less: notes receivable from stockholders	(525)	(529)

Total stockholders’ equity	519,113	491,342

Total liabilities and stockholders’ equity	$864,279	$827,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Fee revenue	$185,350	$140,145	$360,462	$256,948
Reimbursed out-of-pocket engagement expenses	7,854	6,411	15,904	12,896

Total revenue	193,204	146,556	376,366	269,844

Compensation and benefits	127,555	102,076	247,763	192,461
General and administrative expenses	27,363	27,164	55,978	55,218
Out-of-pocket engagement expenses	13,237	9,464	25,336	18,253
Depreciation and amortization	3,144	2,860	6,112	5,689
Restructuring charges, net	2,130	2,774	2,130	20,957

Total operating expenses	173,429	144,338	337,319	292,578

Operating income (loss)	19,775	2,218	39,047	(22,734)
Other income, net	2,915	1,747	1,414	5,746
Interest expense, net	(1,258)	(567)	(2,066)	(1,275)

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	21,432	3,398	38,395	(18,263)
Income tax provision (benefit)	8,288	879	14,809	(6,486)
Equity in earnings of unconsolidated subsidiaries, net	512	226	974	249

Net income (loss)	$13,656	$2,745	$24,560	$(11,528)

Earnings (loss) per common share:
Basic	$0.30	$0.06	$0.55	$(0.26)

Diluted	$0.30	$0.06	$0.53	$(0.26)

Weighted-average common shares outstanding:
Basic	45,130	44,470	44,886	44,123

Diluted	45,918	45,291	46,061	44,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	October 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$24,560	$(11,528)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,112	5,689
Stock-based compensation expense	7,806	9,248
Loss on disposition of property and equipment	82	437
Provision for doubtful accounts	4,274	1,444
Gain on cash surrender value of life insurance policies	(2,982)	(5,196)
Gain on marketable securities classified as trading	(1,832)	(6,115)
Change in fair value of acquisition-related contingent consideration	(1,878)	—
Deferred income taxes	5,685	(7,112)
Change in other assets and liabilities:
Deferred compensation	7,215	16,595
Receivables	(44,286)	(28,598)
Prepaid expenses	(4,774)	(4,764)
Investment in unconsolidated subsidiaries	(974)	(249)
Income taxes payable	2,165	6,530
Accounts payable and accrued liabilities	(7,723)	(40,782)
Other	(1,141)	(4,389)

Net cash used in operating activities	(7,691)	(68,790)

Cash flows from investing activities:
Purchase of property and equipment	(17,263)	(2,723)
Purchase of intangible assets	—	(3,481)
(Purchase of) proceeds from marketable securities, net	(34,507)	3,090
Cash paid for acquisitions, net of cash acquired and contingent consideration	—	(9,984)
Payment of contingent consideration from acquisitions	(1,995)	—
Premiums on life insurance policies	(363)	(439)
Dividends received from unconsolidated subsidiaries	591	157

Net cash used in investing activities	(53,537)	(13,380)

Cash flows from financing activities:
Borrowings under life insurance policies	489	3,219
Purchase of common stock	(13,390)	(1,362)
Proceeds from exercise of warrants	2,983	—
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,005	3,991
Tax expense from exercise of stock options	(226)	(3,125)

Net cash (used in) provided by financing activities	(8,139)	2,723

Effect of exchange rate changes on cash and cash equivalents	1,252	7,385

Net decrease in cash and cash equivalents	(68,115)	(72,062)
Cash and cash equivalents at beginning of period	219,233	255,000

Cash and cash equivalents at end of period	$151,118	$182,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 31, 2010
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
Basis of Consolidation and Presentation
The condensed consolidated financial statements for the three and six months ended October 31, 2010 and 2009 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Annual Report”) and should be read together with the Annual Report.
Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.
Certain amounts included in the prior fiscal period consolidated financial statements have been reclassified to conform to the current fiscal year presentation.
Use of Estimates and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are reported in current operations. The most significant areas that require management judgment are revenue recognition, deferred compensation, annual incentive compensation, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and deferred income taxes.
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
October 31, 2010
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Marketable Securities
The Company classifies its marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Certain investments, which the Company intends to sell within the next twelve months, are carried as current assets. Investments are made based on the Company’s investment policy, which restricts the types of investments that can be made.
Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded as a component of net income (loss) in other income, net.
Available-for-sale securities consist of corporate bonds, U.S Treasury and agency securities and commercial paper. The changes in fair values, net of applicable taxes, are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and six months ended October 31, 2010 and 2009, no other-than-temporary impairment was recognized.
Business acquisitions
Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. The results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (generally not longer than twelve months). During the three months ended October 31, 2010, the Company recorded a $1.9 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition, as a component of general and administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. The annual goodwill impairment test performed as of January 31, 2010, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment as of October 31, 2010 and April 30, 2010.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks, and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of October 31, 2010 and April 30, 2010, there were no indicators of impairment with respect to the Company’s intangible assets.
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
As of October 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading, are obtained from quoted market prices and the fair values of marketable securities classified as available-for-sale, are obtained from a third party, which are based on quoted prices or market prices for similar assets. As of April 30, 2010, the Company also held auction rate securities (“ARS”) and a related put option. The fair value for these instruments are determined by the use of pricing models (see Note 5). The ARS were redeemed at full value during the six months ended October 31, 2010.
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
2. Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per common share was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During both the three months and six months ended October 31, 2010, SARs and options to purchase 1.1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three months ended October 31, 2009, SARs and options to purchase 1.6 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during the six months ended October 31, 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
The following table summarizes basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net earnings (loss) attributable to common stockholders	$13,656	$2,745	$24,560	$(11,528)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	45,130	44,470	44,886	44,123
Effect of dilutive securities:
Restricted stock	459	385	842	—
Stock options	328	386	326	—
Warrants	—	48	—	—
ESPP	1	2	7	—

Diluted weighted-average number of common shares outstanding	45,918	45,291	46,061	44,123

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.30	$0.06	$0.55	$(0.26)

Diluted earnings (loss) per share	$0.30	$0.06	$0.53	$(0.26)

3. Comprehensive Income
Comprehensive income is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).
Total comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$13,656	$2,745	$24,560	$(11,528)
Foreign currency translation adjustments	7,758	5,975	3,974	18,259
Unrealized gains on marketable securities, net of taxes	42	—	41	—

Comprehensive income	$21,456	$8,720	$28,575	$6,731

The components of accumulated other comprehensive income were as follows:

	October 31,	April 30,
	2010	2010
	(in thousands)
Foreign currency translation adjustments	$22,874	$18,900
Defined benefit adjustments, net of taxes	(5,966)	(5,966)
Unrealized gains on marketable securities, net of taxes	41	—

Accumulated other comprehensive income	$16,949	$12,934

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)
Restricted stock	$3,588	$4,406	$7,152	$8,553
Stock options and SARs	311	258	447	494
ESPP	92	88	207	201

Total stock-based compensation expense, pre-tax	3,991	4,752	7,806	9,248
Tax benefit from stock-based compensation expense	(1,457)	(1,735)	(2,849)	(3,376)

Total stock-based compensation expense, net of tax	$2,534	$3,017	$4,957	$5,872

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
Stock Incentive Plans
The Korn/Ferry International 2008 Stock Incentive Plan, as amended (the “2008 Plan”) made available an additional 2,360,000 shares of the Company’s common stock for stock-based compensation awards. The 2008 Plan, provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
Stock Options and SARs
Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Six Months Ended October 31, 2010
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (In Years)	Value
	(in thousands, except per share data)
Outstanding, April 30, 2010	2,723	$14.72
Granted	208	$13.97
Exercised	(100)	$7.75
Forfeited/expired	(434)	$21.11

Outstanding, October 31, 2010	2,397	$13.79	4.11	$10,299

Exercisable, October 31, 2010	1,741	$14.39	3.38	$6,725

Included in the table above are 24,103 SARs outstanding and exercisable as of October 31, 2010 with a weighted-average exercise price of $8.87. As of October 31, 2010, there was $3.2 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.7 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.
Additional information pertaining to stock options and SARs:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$6.86	$6.48	$6.05	$4.81
Total fair value of stock options and SARs vested	$71	$508	$615	$596
Total intrinsic value of stock options exercised	$509	$382	$685	$1,100
Total intrinsic value of SARs paid	$67	$—	$67	$—
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
Restricted stock activity during the six months ended October 31, 2010, is summarized below:

		Weighted-
		Average Grant
	Shares	Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2010	2,480	$9.93
Granted	544	$14.43
Vested	(849)	$14.32
Forfeited/expired	(86)	$17.65

Non-vested, October 31, 2010	2,089	$11.68

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
As of October 31, 2010, there was $24.4 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 3.2 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three and six months ended October 31, 2010, 9,044 shares and 190,991 shares of restricted stock totaling $0.1 million and $2.7 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2009, 8,737 shares and 128,654 shares of restricted stock totaling $0.2 million and $1.4 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the six months ended October 31, 2010 and 2009, employees purchased 108,425 shares at $11.82 per share and 141,923 shares at $9.04 per share, respectively. No shares were purchased in the three months ended October 31, 2010 and 2009. At October 31, 2010, the ESPP had approximately 0.3 million shares available for future issuance.
Common Stock
During the three and six months ended October 31, 2010, the Company issued 66,309 shares and 93,077 shares of common stock, respectively, as a result of the exercise of stock options. During the three and six months ended October 31, 2009, the Company issued 50,050 shares and 340,880 shares, respectively, of common stock as a result of the exercise of stock options.
In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During the six months ended October 31, 2010, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.
During the three and six months ended October 31, 2010, the Company repurchased 157,425 shares of the Company’s common stock for $2.1 million and 724,064 shares for $10.6 million, respectively. No shares of the Company’s common stock were repurchased during the three and six months ended October 31, 2009.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
5. Marketable Securities
As of October 31, 2010, marketable securities consisted of the following:

		Available-for-
	Trading	Sale	Total
	(in thousands)
Mutual funds (1)	$67,044	$—	$67,044
Corporate bonds	—	36,631	36,631
U.S. Treasury and agency securities	—	8,926	8,926
Commercial paper	—	998	998

Total	67,044	46,555	113,599
Less: current portion of marketable securities	(6,072)	(10,117)	(16,189)

Non-current marketable securities	$60,972	$36,438	$97,410

As of April 30, 2010, marketable securities consisted of the following:

Trading
(in thousands)
Mutual funds (1)	$69,019
Auction rate securities	7,455
Auction rate securities put option	745

Total	77,219
Less: current portion of marketable securities	(4,114)

Non-current marketable securities	$73,105

(1)
These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $6.0 million and $4.1 million classified as current assets as of October 31, 2010 and April 30, 2010, respectively (see Note 7).

As of October 31, 2010, amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	October 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Corporate bonds	$36,565	$105	$(39)	$36,631
U.S. Treasury and agency securities	8,923	5	(2)	8,926
Commercial paper	996	2	—	998

Total	$46,484	$112	$(41)	$46,555

Investments in marketable securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2010, the Company’s investments associated with cash equivalents consist of money market funds for which market prices are readily available. Marketable securities classified as available-for-sale consist of corporate bonds, U.S Treasury and agency securities and commercial paper for which market prices for similar assets are readily available, with maturities ranging from four months to three years. Marketable securities classified as trading consist of mutual funds for which market prices are readily available. The Company’s investments in marketable securities, consisting of mutual funds, as of April 30, 2010, were classified as trading and also included ARS, which were reflected at fair value. The ARS were redeemed at full value during the six months ended October 31, 2010.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
As of October 31, 2010 and April 30, 2010, the Company’s marketable securities included $67.0 million (net of unrealized gains of $3.4 million) and $69.0 million (net of unrealized gains of $2.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $61.0 million and $64.9 million, respectively, are classified as non-current. The Company’s obligations for which these assets were held in trust totaled $66.4 million and $69.0 million as of October 31, 2010 and April 30, 2010, respectively.
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	October 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$86,577	$86,577	$—	$—
Mutual funds	67,044	67,044	—	—
Corporate bonds	36,631	—	36,631	—
U.S. Treasury and agency securities	8,926	—	8,926	—
Commercial paper	998	—	998	—

Total	$200,176	$153,621	$46,555	$—

	April 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$148,238	$148,238	$—	$—
Mutual funds	69,019	69,019	—	—
Auction rate securities	7,455	—	—	7,455
Auction rate securities put option	745	—	—	745

Total	$225,457	$217,257	$—	$8,200

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
Auction Rate Securities	2010	2009	2010	2009
	(in thousands)
Balance, beginning of period	$—	$12,225	$8,200	$12,425
Auction rate securities put option	—	42	(745)	164
Realized gain included in operations	—	—	745	—
Unrealized loss included in operations	—	(42)	—	(164)
Sale of securities	—	(275)	(8,200)	(475)

Balance, end of period	$—	$11,950	$—	$11,950

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
6. Restructuring Liability
During the three months ended October 31, 2010, the Company increased previously recorded restructuring charges resulting in net restructuring costs of $2.1 million. The increase in restructuring expenses primarily relates to higher facility costs than originally recorded.
Changes in the restructuring liability during the three months ended October 31, 2010 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2010	$2,202	$9,250	$11,452
Reductions for cash payments	(313)	(2,211)	(2,524)
Other increases (reductions), net	(299)	2,429	2,130
Exchange rate fluctuations	66	256	322

Liability as of October 31, 2010	$1,656	$9,724	$11,380

Changes in the restructuring liability during the six months ended October 31, 2010 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2010	$2,714	$11,095	$13,809
Reductions for cash payments	(820)	(4,060)	(4,880)
Other increases (reductions), net	(299)	2,429	2,130
Exchange rate fluctuations	61	260	321

Liability as of October 31, 2010	$1,656	$9,724	$11,380

As of October 31, 2010 and April 30, 2010, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $3.6 million and $5.2 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next eight years.
The restructuring liability by segment is summarized below:

	October 31, 2010
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$118	$118
Europe, Middle East and Africa (“EMEA”)	1,539	7,740	9,279
Asia Pacific	—	516	516
South America	117	—	117

Total Executive Recruitment	1,656	8,374	10,030
Futurestep	—	1,350	1,350

Liability as of October 31, 2010	$1,656	$9,724	$11,380

	April 30, 2010
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$5	$845	$850
EMEA	2,429	7,816	10,245
Asia Pacific	—	773	773
South America	115	—	115

Total Executive Recruitment	2,549	9,434	11,983
Futurestep	165	1,661	1,826

Liability as of April 30, 2010	$2,714	$11,095	$13,809

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
7. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.
The components of net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)
Service cost	$34	$85	$68	$170
Interest cost	925	945	1,850	1,890
Amortization of actuarial loss (gain)	105	(20)	210	(40)

Net periodic benefit costs	$1,064	$1,010	$2,128	$2,020

The Company has an Executive Capital Accumulation Plan (“ECAP”), which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made contributions to the ECAP of $0.1 million and $0.2 million during the three months ended October 31, 2010 and 2009, respectively. The Company made contributions to the ECAP of $0.4 million and $0.6 million during the six months ended October 31, 2010 and 2009, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2010, deferred compensation liability increased; therefore the Company recognized compensation expenses of $2.5 million and $1.3 million, respectively. During the three and six months ended October 31, 2009, deferred compensation liability increased; therefore the Company recognized compensation expenses of $1.4 million and $4.0 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
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
Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$94,066	$37,424	$24,098	$8,478	$164,066	$21,284	$—	$185,350
Total revenue	$98,703	$38,628	$24,510	$8,633	$170,474	$22,730	$—	$193,204
Operating income (loss)	$19,595	$84	$1,561	$2,698	$23,938	$1,183	$(5,346)	$19,775

	Three Months Ended October 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$68,230	$35,376	$13,563	$6,122	$123,291	$16,854	$—	$140,145
Total revenue	$71,909	$36,213	$13,911	$6,263	$128,296	$18,260	$—	$146,556
Operating income (loss)	$12,529	$(4,204)	$(26)	$1,375	$9,674	$2,617	$(10,073)	$2,218

	Six Months Ended October 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$184,041	$73,692	$45,240	$15,964	$318,937	$41,525	$—	$360,462
Total revenue	$193,768	$75,766	$46,113	$16,251	$331,898	$44,468	$—	$376,366
Operating income (loss)	$39,270	$3,137	$4,630	$4,577	$51,614	$2,172	$(14,739)	$39,047

	Six Months Ended October 31, 2009
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$123,522	$64,597	$25,934	$10,567	$224,620	$32,328	$—	$256,948
Total revenue	$130,962	$66,620	$26,544	$10,804	$234,930	$34,914	$—	$269,844
Operating income (loss)	$16,736	$(21,824)	$949	$689	$(3,450)	$1,802	$(21,086)	$(22,734)

(1)
Improvement primarily due to a decrease in net expenses related to the change in amounts due under deferred compensation plans determined by an increase (or decrease) in market values, and adjustment to the fair value of contingent consideration for a prior acquisition, totaling $4.3 million and $3.8 million during the three and six months ended October 31, 2010 compared to the three and six months ended October 31, 2009, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
October 31, 2010
9. Long-Term Debt
The aggregate availability under the Company’s Senior Secured Revolving Credit Facility (the “Facility”) is up to $50 million, with a $15 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of October 31, 2010 and April 30, 2010, the borrowing base was $41.5 million and $33.2 million, respectively. The maturity date of the Facility is March 14, 2011. The Facility is secured by substantially all of the Company’s assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of October 31, 2010 and April 30, 2010, the Company had no borrowings under its Facility; however, at October 31, 2010 and April 30, 2010 there were $8.5 million and $8.2 million of standby letters of credit issued under this Facility, respectively, for which the Company pledged $9.0 million in cash in both periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, portability of client relationships, global, local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, ability to manage growth, competition, reliance on information processing systems, our ability to enhance and develop new technology, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, and alignment of our cost structure to our revenue level, as well as risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report of Form 10-K for the fiscal year ended April 30, 2010 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
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
Fee revenue increased $45.3 million in the three months ended October 31, 2010 to $185.4 million compared to $140.1 million in the three months ended October 31, 2009, with increases in fee revenue in all regions of executive search and Futurestep. The North America and Asia Pacific regions in executive recruitment experienced the largest dollar increases in fee revenue. During the three months ended October 31, 2010, we recorded operating income of $19.8 million with operating income from executive recruitment and Futurestep of $23.9 million and $1.2 million, respectively, offset by corporate expenses of $5.3 million. This represents an increase of $17.5 million in the three months ended October 31, 2010, from operating income of $2.3 million in the three months ended October 31, 2009.

Our cash, cash equivalents and marketable securities decreased $31.8 million, or 11%, to $264.7 million at October 31, 2010 compared to $296.5 million at April 30, 2010, mainly due to the payment of fiscal 2010 annual bonuses, partially offset by cash provided by operating activities. As of October 31, 2010, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $63.6 million and a fair value of $67.0 million. Our working capital decreased by $5.1 million in the six months ended October 31, 2010 to $177.7 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt nor any outstanding borrowings under our credit facility at October 31, 2010; however, we had $8.5 million of standby letters of credit issued under our facility, for which we pledged $9.0 million.
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
Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.2	4.6	4.4	5.0

Total revenue	104.2	104.6	104.4	105.0
Compensation and benefits	68.8	72.8	68.8	74.9
General and administrative expenses	14.8	19.4	15.5	21.5
Out-of-pocket engagement expenses	7.1	6.8	7.0	7.1
Depreciation and amortization	1.7	2.0	1.7	2.2
Restructuring charges, net	1.1	2.0	0.6	8.1

Operating income (loss)	10.7	1.6	10.8	(8.8)

Net income (loss)	7.4%	2.0%	6.8%	(4.5)%

The following tables summarize the results of our operations by business segment:

	Three Months Ended October 31,				Six Months Ended October 31,
	2010		2009		2010		2009
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$94,066	51%	$68,230	49%	$184,041	51%	$123,522	48%
EMEA	37,424	20	35,376	25	73,692	20	64,597	25
Asia Pacific	24,098	13	13,563	10	45,240	13	25,934	10
South America	8,478	5	6,122	4	15,964	4	10,567	4

Total executive recruitment	164,066	89	123,291	88	318,937	88	224,620	87
Futurestep	21,284	11	16,854	12	41,525	12	32,328	13

Total fee revenue	185,350	100%	140,145	100%	360,462	100%	256,948	100%

Reimbursed out-of-pocket engagement expense	7,854		6,411		15,904		12,896

Total revenue	$193,204		$146,556		$376,366		$269,844

	Three Months Ended October 31,				Six Months Ended October 31,
	2010		2009		2010		2009
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Executive recruitment:
North America	$19,595	20.8%	$12,529	18.4%	$39,270	21.3%	$16,736	13.5%
EMEA	84	0.2	(4,204)	(11.9)	3,137	4.3	(21,824)	(33.8)
Asia Pacific	1,561	6.5	(26)	(0.2)	4,630	10.2	949	3.7
South America	2,698	31.8	1,375	22.5	4,577	28.7	689	6.5

Total executive recruitment	23,938	14.6	9,674	7.8	51,614	16.2	(3,450)	(1.5)
Futurestep	1,183	5.6	2,617	15.5	2,172	5.2	1,802	5.6
Corporate	(5,346)	—	(10,073)	—	(14,739)	—	(21,086)	—

Total operating income (loss)	$19,775	10.7%	$2,218	1.6%	$39,047	10.8%	$(22,734)	(8.8)%

(1)	Margin calculated as a percentage of fee revenue by business segment.
Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009
Fee Revenue
Fee Revenue. Fee revenue increased $45.3 million, or 32%, to $185.4 million in the three months ended October 31, 2010 compared to $140.1 million in the three months ended October 31, 2009. The increase in fee revenue was primarily attributable to a 28% increase in the number of executive search engagements billed during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 and a 4% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $0.5 million in the three months ended October 31, 2010.
Executive Recruitment. Executive recruitment reported fee revenue of $164.1 million, an increase of $40.8 million, or 33%, in the three months ended October 31, 2010 compared to $123.3 million in the three months ended October 31, 2009. The increase in executive recruitment fee revenue was mainly due to a 28% increase in the number of engagements billed in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009, and a 4% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $0.5 million in the three months ended October 31, 2010.

North America reported fee revenue of $94.1 million, an increase of $25.9 million, or 38%, in the three months ended October 31, 2010 compared to $68.2 million in the three months ended October 31, 2009, primarily due to a 37% increase in the number of engagements billed during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009 and an increase of 1% in the weighted-average fees billed per engagement in the region during the same period. Exchange rates favorably impacted North America fee revenue by $0.4 million in the three months ended October 31, 2010.
EMEA reported fee revenue of $37.4 million, an increase of $2.0 million, or 6%, in the three months ended October 31, 2010 compared to $35.4 million in the three months ended October 31, 2009. EMEA’s increase in fee revenue was primarily driven by an 8% increase in the number of engagements billed in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009, offset by a 2% decrease in weighted-average fees billed per engagement during the same period. The decrease in the weighted-average fees billed per engagement was mainly due to unfavorable exchange rates in EMEA during the three months ended October 31, 2010, which unfavorably impacted EMEA fee revenue by $1.8 million during the three months ended October 31, 2010. The performance in existing offices in the United Kingdom and Germany were the primary contributors to the increase in fee revenue in the three months ended October 31, 2010 in comparison to the three months ended October 31, 2009. In terms of sectors, industrial and technology sectors experienced the largest increases in fee revenue in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.
Asia Pacific reported fee revenue of $24.1 million, an increase of $10.6 million, or 79%, in the three months ended October 31, 2010 compared to $13.5 million in the three months ended October 31, 2009 mainly due to a 36% increase in the number of engagements billed and a 31% increase in weighted-average fees billed per engagement in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. The increase in performance in Hong Kong, Singapore, Australia and China were the primary contributors to the increase in fee revenue in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. The largest increase in fee revenue was experienced in the financial services, technology and industrial sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.1 million in the three months ended October 31, 2010.
South America reported fee revenue of $8.5 million, an increase of $2.3 million, or 37%, in the three months ended October 31, 2010 compared to $6.2 million in the three months ended October 31, 2009 mainly due to a 62% increase in the number of engagements billed, offset by a 15% decrease in the average fees billed per engagement in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. The increase in performance in the industrial and technology sectors were the primary contributor to the increase in fee revenue in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. Brazil was the main contributor to the increase in fee revenue in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. Exchange rates unfavorably impacted fee revenue for South America by $0.2 million in the three months ended October 31, 2010.
Futurestep. Futurestep reported fee revenue of $21.3 million, an increase of $4.5 million, or 27%, in the three months ended October 31, 2010 compared to $16.8 million in the three months ended October 31, 2009. The increase in Futurestep’s fee revenue was due to a 30% increase in the number of engagements billed, slightly offset by a 3% decrease in the average fees billed per engagement in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $2.3 million, or 38%, to $8.3 million; Europe fee revenue increase of $2.1 million, or 49%, to $6.4 million; and an increase in Asia Pacific fee revenue of $0.1 million, or 2%, to $6.6 million. Improvement in Futurestep fee revenue is due to increases in middle-management recruitment and RPO.
Compensation and Benefits
Compensation and benefits expense increased $25.5 million, or 25%, to $127.6 million in the three months ended October 31, 2010 from $102.1 million in the three months ended October 31, 2009. The increase in compensation and benefits expenses is primarily due to a $16.0 million increase in the variable component of compensation, coupled with an approximately 6% increase in global headcount, primarily in execution staff, in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.
Executive recruitment compensation and benefits expense increased $26.6 million, or 32%, to $109.9 million in the three months ended October 31, 2010 compared to $83.3 million in the three months ended October 31, 2009, primarily due to a $15.6 million increase in the variable component of compensation, coupled with an approximately 4% increase in executive recruitment headcount, primarily in execution staff, in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 67% in the three months ended October 31, 2010 compared to 68% in the three months ended October 31, 2009.

Futurestep compensation and benefits expense increased $1.8 million, or 14%, to $14.5 million in the three months ended October 31, 2010 from $12.7 million in the three months ended October 31, 2009, primarily due to an increase of $0.8 million and $0.6 million in contractors and direct and variable compensation, respectively. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 68% in the three months ended October 31, 2010 from 75% in the three months ended October 31, 2009.
Corporate compensation and benefits expense decreased $2.9 million, or 48%, to $3.2 million in the three months ended October 31, 2010 from $6.1 million in the three months ended October 31, 2009, partly due to a $1.2 million decrease in certain deferred compensation liabilities during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. We hold marketable securities, classified as trading securities, in a trust for settlement of these deferred compensation obligations. The change in fair value of these marketable securities is included in other income, net, and substantially offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement liabilities, which decreased by $1.2 million due to an increase in cash surrender value (“CSV”) of company owned life insurance (“COLI”) during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.
General and Administrative Expenses
General and administrative expenses increased $0.2 million, or 1%, to $27.4 million in the three months ended October 31, 2010 compared to $27.2 million in the three months ended October 31, 2009 primarily due to increases of $1.7 million, $1.0 million and $0.4 million in bad debt expense, net foreign exchange and business development expenses, respectively. These were offset by a $1.9 million reduction in the estimated fair value of acquisition-related contingent consideration and $0.9 million in premises and office expense. Exchange rates favorably impacted general and administrative expenses by $0.4 million in the three months ended October 31, 2010. General and administrative expenses as a percentage of fee revenue were 15% in the three months ended October 31, 2010 as compared to 19% in the three months ended October 31, 2009.
Executive recruitment general and administrative expenses increased $0.8 million, or 4%, to $21.0 million in the three months ended October 31, 2010 from $20.2 million in the three months ended October 31, 2009. The increase in general and administrative expenses was driven by an increase of $1.3 million in bad debt expense, coupled with increases in business development expenses of $0.3 million and $0.9 million in net foreign exchange loss, which were partially offset by decreases of $1.0 million in premises and office expense and $0.7 million in all other general and administrative expense. Business development expense increased primarily due to the increase in our overall business activities. The increase in bad debt expense was in line with the increase in our account receivable balances and revenues. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 13% in the three months ended October 31, 2010 compared to 16% in the three months ended October 31, 2009.
Futurestep general and administrative expenses increased $1.1 million, or 31%, to $4.7 million in the three months ended October 31, 2010 compared to $3.6 million in the three months ended October 31, 2009, primarily due to increases of $0.3 million in business development expense, $0.3 million in bad debt expense, $0.2 million in premises and office expense, and $0.2 million in other general and administrative expense. The increase in bad debt expense was in line with the increase in our account receivable balances and revenues. General expenses increased primarily due to the increase in our overall business activities. Futurestep general and administrative expenses, as a percentage of fee revenue, was 22% in the three months ended October 31, 2010 compared to 21% in the three months ended October 31, 2009.
Corporate general and administrative expenses decreased $1.7 million, or 50%, to $1.7 million in the three months ended October 31, 2010 compared to $3.4 million in the three months ended October 31, 2009, primarily due to a $1.9 million decrease in the estimated fair value of acquisition-related contingent consideration, partially offset by $0.3 million increase in other professional fees.

Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Out-of-pocket engagement expenses increased $3.7 million, or 39%, to $13.2 million in the three months ended October 31, 2010, compared to $9.5 million in the three months ended October 31, 2009, driven by the increase in the volume of business activity. Out-of-pocket engagement expenses as a percentage of fee revenue were both 7% in the three months ended October 31, 2010 and 2009.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $3.1 million and $2.9 million in the three months ended October 31, 2010 and 2009, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring Charges, Net
Restructuring charges decreased $0.7 million, or 25%, to $2.1 million in the three months ended October 31, 2010 compared to $2.8 million in the three months ended October 31, 2009. In the three months ended October 31, 2010, we incurred net restructuring charges from previous restructurings of $2.1 million, which primarily relates to higher facility lease costs than originally estimated.
In the three months ended October 31, 2009 we reorganized our go-to-market and operating structure in EMEA and as a result, incurred restructuring charges of $7.6 million to reduce the combined work force. This restructuring expense was partially offset by $4.8 million of reductions from previous restructuring charges ($1.9 million in severance costs and $2.9 million in facilities costs) resulting in net restructuring costs of $2.8 million in three months ended October 31, 2009.
Operating Income (Loss)
Operating income increased $17.5 million, to $19.8 million in the three months ended October 31, 2010 compared to $2.3 million in the three months ended October 31, 2009. This increase in operating income resulted from a $45.3 million increase in fee revenue during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009, partially offset by a $25.5 million increase in compensation and benefits.
Executive recruitment operating income increased $14.2 million, to $23.9 million in the three months ended October 31, 2010 compared to $9.7 million in the three months ended October 31, 2009. The increase in executive recruitment operating income is attributable to a $40.8 million increase in fee revenue during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. The increase in fee revenue was primarily offset by a $26.6 million increase in compensation and benefits expense, resulting from an increase in the variable component of compensation. Executive recruitment operating income during the three months ended October 31, 2010, as a percentage of fee revenue, was 15% compared to 8% in the three months ended October 31, 2009.
Futurestep operating income decreased by $1.4 million, to $1.2 million in the three months ended October 31, 2010, as compared to $2.6 million in the three months ended October 31, 2009. During the three months ended October 31, 2010, operating income included recoveries from previously recorded restructuring costs of $0.1 million, compared to $2.5 million during the three months ended October 31, 2009. A $4.5 million increase in fee revenue during the three months ended October 31, 2010, as compared to the three months ended October 31, 2009, was offset by increases of $1.8 million and $1.1 million in compensation and benefits and general and administrative expenses, respectively. Futurestep operating income, as a percentage of fee revenue, was 6% in the three months ended October 31, 2010, compared to 16% in the three months ended October 31, 2009.
Other Income, Net
Other income, net increased by $1.2 million, to $2.9 million in the three months ended October 31, 2010 as compared to $1.7 million in the three months ended October 31, 2009, primarily due to larger net trading gains on marketable securities in the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. The increase in other income, net reflects a $1.1 million increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the condensed consolidated financial statements) during the three months ended October 31, 2010 as compared to the three months ended October 31, 2009. Offsetting this increase is a $1.1 million increase in certain deferred compensation retirement plan liabilities during the same period, which is reflected in compensation and benefits expense.

Interest Expense, Net
Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.2 million in the three months ended October 31, 2010 as compared to $0.5 million in three months ended October 31, 2009.
Income Taxes Provision (Benefit)
The provision for income taxes was $8.3 million in the three months ended October 31, 2010 compared to $0.9 million in the three months ended October 31, 2009. The provision for income taxes in the three months ended October 31, 2010 reflects a 39% effective tax rate, compared to a 26% effective tax rate for the three months ended October 31, 2009. The effective income tax rate in the three months ended October 31, 2009 is lower than the three months ended October 31, 2010, primarily due to the use of net operating losses in the first half of fiscal 2010, associated with the restructurings in EMEA.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.5 million in the three months ended October 31, 2010 compared to $0.2 million in the three months ended October 31, 2009.
Six Months Ended October 31, 2010 Compared to Six Months Ended October 31, 2009
Fee Revenue
Fee Revenue. Fee revenue increased $103.6 million, or 40%, to $360.5 million in the six months ended October 31, 2010 compared to $256.9 million in the six months ended October 31, 2009. The increase in fee revenue was primarily attributable to a 36% increase in the number of executive search engagements billed during the six months ended October 31, 2010 as compared to the six months ended October 31, 2009 and a 4% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $1.9 million in the six months ended October 31, 2010.
Executive Recruitment. Executive recruitment reported fee revenue of $319.0 million, an increase of $94.4 million, or 42%, in the six months ended October 31, 2010 compared to $224.6 million in the six months ended October 31, 2009. The increase in executive recruitment fee revenue was mainly due to a 36% increase in the number of engagements billed in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009, and a 4% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $1.8 million in the six months ended October 31, 2010.
North America reported fee revenue of $184.1 million, an increase of $60.6 million, or 49%, in the six months ended October 31, 2010 compared to $123.5 million in the six months ended October 31, 2009, primarily due to a 43% increase in the number of engagements billed during the six months ended October 31, 2010 as compared to the six months ended October 31, 2009 and a 4% increase in the weighted-average fees billed per engagement in the region during the same period. The overall increase in fee revenue was driven by increases in fee revenue in the industrial, financial services and technology sectors. Exchange rates favorably impacted North America fee revenue by $1.1 million in the six months ended October 31, 2010.

EMEA reported fee revenue of $73.7 million, an increase of $9.1 million, or 14%, in the six months ended October 31, 2010 compared to $64.6 million in the six months ended October 31, 2009. Excluding fee revenue from the acquisition of Whitehead Mann of approximately $20.2 million and $16.2 million, in the six months ended October 31, 2010 and 2009, respectively, fee revenue would have been $53.5 million and $48.4 million during the same periods, an increase of $5.1 million, or 11%. EMEA’s increase in fee revenue, excluding fee revenue from this acquisition, which is included in EMEA’s results from June 11, 2009, the effective date of the acquisition, was primarily driven by a 29% increase in the number of engagements billed in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009, offset by a 14% decrease in weighted-average fees billed per engagement during the same period. The decrease in the weighted-average fees billed per engagement was mainly due to unfavorable exchange rates in EMEA during the six months ended October 31, 2010, which unfavorably impacted EMEA fee revenue by $4.6 million during the six months ended October 31, 2010. The performance in existing offices in the United Kingdom and United Arab Emirates were the primary contributors to the increase in fee revenue in the six months ended October 31, 2010 in comparison to the six months ended October 31, 2009. The industrial and financial services sectors experienced the largest increase in fee revenue in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009.
Asia Pacific reported fee revenue of $45.2 million, an increase of $19.3 million, or 75%, in the six months ended October 31, 2010 compared to $25.9 million in the six months ended October 31, 2009 mainly due to a 36% increase in the number of engagements billed and a 28% increase in weighted-average fees billed per engagement in the six months ended October 31, 2010 compared to the six months ended October 31, 2009. The increase in performance in Hong Kong, Australia, Singapore, China and India were the primary contributors to the increase in fee revenue in the six months ended October 31, 2010 compared to the six months ended October 31, 2009. The largest increases in fee revenue were experienced in the financial services, technology and industrial sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.8 million in the six months ended October 31, 2010.
South America reported fee revenue of $16.0 million, an increase of $5.4 million, or 51%, in the six months ended October 31, 2010 compared to $10.6 million in the six months ended October 31, 2009 mainly due to a 53% increase in the number of engagements billed, offset by a 1% decrease in the average fees billed per engagement. The increase in performance in the industrial and technology sectors were the primary contributors to the increase in fee revenue. Exchange rates unfavorably impacted fee revenue for South America by $0.1 million in the six months ended October 31, 2010.
Futurestep. Futurestep reported fee revenue of $41.5 million, an increase of $9.2 million, or 28%, in the six months ended October 31, 2010 compared to $32.3 million in the six months ended October 31, 2009. The increase in Futurestep’s fee revenue was due to a 26% increase in the number of engagements billed in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $4.2 million, or 36%, to $15.6 million; Europe fee revenue increase of $4.0 million, or 46%, to $12.7 million; and an increase in Asia Pacific fee revenue of $1.0 million, or 8%, to $13.2 million. Improvement in Futurestep fee revenue is attributed to increases in middle-management recruitment and RPO. Exchange rates unfavorably impacted fee revenue for Futurestep by $0.1 million in the six months ended October 31, 2010.
Compensation and Benefits
Compensation and benefits expense increased $55.3 million, or 29%, to $247.8 million in the six months ended October 31, 2010 from $192.5 million in the six months ended October 31, 2009. The increase in compensation and benefits expenses is primarily due to an increase in the weighted-average compensation in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009, resulting from an increase in the variable component of compensation. Exchange rates favorably impacted compensation and benefits expenses by $1.2 million during the six months ended October 31, 2010.
Executive recruitment compensation and benefits expense increased $54.6 million, or 35%, to $210.1 million in the six months ended October 31, 2010 compared to $155.5 million in the six months ended October 31, 2009, primarily due to a $35.6 million increase in the variable component of compensation. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, were 66% in the six months ended October 31, 2010 compared to 69% in the six months ended October 31, 2009.
Futurestep compensation and benefits expense increased $3.6 million, or 14%, to $28.7 million in the six months ended October 31, 2010 from $25.1 million in the six months ended October 31, 2009 primarily due to an increase of $2.0 million for external contractors and $0.9 million in the variable component of compensation. Futurestep compensation and benefits expense, as a percentage of fee revenue, decreased to 69% in the six months ended October 31, 2010 from 77% in the six months ended October 31, 2009.

Corporate compensation and benefits expense decreased $2.9 million, or 24%, to $9.0 million in the six months ended October 31, 2010 compared to $11.9 million in the six months ended October 31, 2009 primarily due to a decrease in certain deferred compensation liabilities of $3.9 million during the same period. We hold marketable securities, classified as trading securities, in a trust for settlement of these deferred compensation obligations. The change in fair value of these marketable securities is included in other income, net, which substantially offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement liabilities, which increased by $2.0 million due to a decrease in cash surrender value (“CSV”) of company owned life insurance (“COLI”) during the six months ended October 31, 2010 as compared to the six months ended October 31, 2009.
General and Administrative Expenses
General and administrative expenses increased $0.7 million, or 1%, to $56.0 million in the six months ended October 31, 2010 compared to $55.3 million in the six months ended October 31, 2009 due to $2.8 million and $1.2 million increases in bad debt expense and business development expenses, respectively, which was partially offset by a reduction of $1.9 million in the estimated fair value of acquisition-related contingent consideration and a $0.7 million increase in net foreign exchange gains. Exchange rates favorably impacted general and administrative expenses by $0.7 million in the six months ended October 31, 2010. General and administrative expenses as a percentage of fee revenue was 16% in the six months ended October 31, 2010 as compared to 22% in the six months ended October 31, 2009.
Executive recruitment general and administrative expenses increased $2.0 million, or 5%, to $42.3 million in the six months ended October 31, 2010 from $40.3 million in the six months ended October 31, 2009. The increase in general and administrative expenses was driven by increases of $2.4 million in bad debt expense and $0.6 million in business development expenses, which were partially offset by a $0.7 million decrease in premises and office expense. The increase in bad debt expense was in line with the increase in our revenues. Business development expenses increased primarily due to the increase in our overall business activities. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 13% in the six months ended October 31, 2010 compared to 18% in the six months ended October 31, 2009.
Futurestep general and administrative expenses increased $1.9 million, or 27%, to $8.9 million in the six months ended October 31, 2010 compared to $7.0 million in the six months ended October 31, 2009 primarily due to increases of $0.5 million in business development expense, $0.4 million in bad debt expense and $0.5 million in travel and meetings expense. Business development and travel and meetings expenses increased primarily due to the increase in our overall business activities. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in the six months ended October 31, 2010 and 2009.
Corporate general and administrative expenses decreased $3.2 million, or 40%, to $4.8 million in the six months ended October 31, 2010 compared to $8.0 million in the six months ended October 31, 2009 primarily due to a $1.9 million decrease in the estimated fair value of acquisition-related contingent consideration, $0.7 million increase in net foreign exchange gains and $0.5 million decrease in legal and professional fees, which were higher than normal in the six months ended October 31, 2009, due to fees incurred in connection with the acquisition of Whitehead Mann.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Out-of-pocket engagement expenses increased $7.0 million, or 38%, to $25.3 million in the six months ended October 31, 2010, compared to $18.3 million in the six months ended October 31, 2009, in line with the increase in fee revenue. Out-of-pocket engagement expenses as a percentage of fee revenue were both 7% in the six months ended October 31, 2010 and 2009.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $6.1 million and $5.7 million in the six months ended October 31, 2010 and 2009, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges, Net
Restructuring charges decreased $18.9 million, or 90%, to $2.1 million in the six months ended October 31, 2010 compared to $21.0 million in the six months ended October 31, 2009. In the six months ended October 31, 2010 we incurred restructuring charges, net of recoveries, of $2.1 million, which primarily relate to higher facility lease costs than originally estimated.
In the six months ended October 31, 2009, we reorganized our go-to-market and operating structure in EMEA and in an effort to reduce redundancy attributed to the acquisition of Whitehead Mann, we incurred restructuring charges of $25.8 million to reduce the combined workforce and to consolidate premises. These restructuring expenses were partially offset by $4.8 million of reductions from previous restructuring charges ($2.9 million in premise and facilities costs and $1.9 million in severance costs), resulting in net restructuring costs of $21.0 million.
Operating Income (Loss)
Operating income increased $61.8 million, to $39.1 million in the six months ended October 31, 2010 compared to operating loss of $22.7 million in the six months ended October 31, 2009. This increase in operating income resulted from a $103.6 million increase in fee revenue and an $18.9 million decrease in net restructuring expenses, which were partially offset by a $55.3 million increase in compensation and benefits.
Executive recruitment operating income increased $55.0 million, to $51.6 million in the six months ended October 31, 2010 compared to an operating loss of $3.4 million in the six months ended October 31, 2009. The increase in executive recruitment operating income is attributable to a $94.4 million increase in fee revenue and a decrease in net restructuring expenses of $21.2 million. These items positively impacting operating income were offset by a $54.6 million increase in compensation and benefits expense, resulting from an increase in the variable component of compensation in the first half of fiscal 2011. Executive recruitment operating income during the six months ended October 31, 2010, as a percentage of fee revenue, was 16% compared to operating loss, as a percentage of fee revenue, of 2% in the six months ended October 31, 2009.
Futurestep operating income increased by $0.4 million, to $2.2 million in the six months ended October 31, 2010 as compared to $1.8 million in the six months ended October 31, 2009. The change in Futurestep operating income is primarily due to $9.2 million increase in fee revenue, offset by increases of $3.6 million and $1.9 million in compensation and benefits and general and administrative expenses, respectively. These increases were partially offset by recoveries of previously recorded restructuring expenses of $0.1 million and $2.5 million in the three months ended October 31, 2010 and 2009, respectively, which primarily relates to lower facility lease costs than originally recorded. Futurestep operating income, as a percentage of fee revenue, was 5% in the six months ended October 31, 2010, compared to 6% in the six months ended October 31, 2009.
Other Income, Net
Other income, net decreased by $4.3 million, to $1.4 million in the six months ended October 31, 2010 compared to $5.7 million in the six months ended October 31, 2009. Other income, net is primarily due to lower net trading gains on marketable securities in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009. The decrease in other income, net reflects a $4.4 million decrease in net trading gains in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the condensed consolidated financial statements). Partially offsetting this decline is a $2.7 million decrease in certain deferred compensation retirement plan liabilities during the same period, of which changes in the corresponding liability are reflected in compensation and benefit expense.
Interest Expense, Net
Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.0 million in the six months ended October 31, 2010 as compared to $1.2 million in six months ended October 31, 2009.

Income Taxes Provision (Benefit)
The provision for income taxes was $14.8 million in the six months ended October 31, 2010 compared to a benefit for income taxes $6.5 million in the six months ended October 31, 2009. The provision for income taxes in the six months ended October 31, 2010 reflects a 39% effective tax rate, compared to a 36% tax benefit for the six months ended October 31, 2009. The effective income tax rate in the six months ended October 31, 2009 is lower when compared to the effective income tax rate in the six months ended October 31, 2010, as we did not recognize tax benefits in certain countries in Europe associated with net operating losses from the restructurings during the six month ended October 31, 2009.
Equity in Earnings of Unconsolidated Subsidiary
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.9 million in the six months ended October 31, 2010 compared to $0.2 million in the six months ended October 31, 2009.
Liquidity and Capital Resources
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have shown improvement in the first half of fiscal 2011 but further recovery may be gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.
Although global economic conditions and demand for our services continued to show signs of improvement during the first half of fiscal 2011, the demand for executive searches remains below its peak level. In response to the uncertain economic environment and labor markets, we took steps to align our cost structure with anticipated revenue levels in fiscal 2009 and 2010, in an effort to retain positive cash flows. Although current conditions do not include such a situation, adverse changes in our revenue, however, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs. We believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
As of October 31, 2010 and April 30, 2010, our marketable securities of $113.6 million and $77.2 million, respectively, included $67.0 million (net of unrealized gains of $3.4 million) and $69.0 million (net of unrealized gains of $2.0 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $61.0 million and $64.9 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $66.4 million and $69.0 million as of October 31, 2010 and April 30, 2010, respectively. During the six months ended October 31, 2010, we purchased marketable securities classified as available-for-sale with a balance of $46.6 million at October 31, 2010. These securities represents excess cash invested, under our investment policy, with a professional money manager.
The net decrease in our working capital of $5.1 million as of October 31, 2010 compared to April 30, 2010 is primarily attributable to a net decrease in cash and cash equivalents, partially offset by an increase in cash provided by operating activities. Cash and cash equivalents decreased mainly due to the payment of annual bonuses, paid in July 2010 relating to fiscal year 2010. Cash provided by operating activities increased due to an increase in the number of engagements billed during the six months ended October 31, 2010 compared to six months ended April 30, 2010.
Cash and cash equivalents and marketable securities were $264.7 million and $296.5 million as of October 31, 2010 and April 30, 2010, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist primarily of mutual funds with some corporate bonds, U.S. Treasury and agency securities and commercial paper. The primary objectives of the mutual funds are liquidity or to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

Cash used in operating activities was $7.7 million in the six months ended October 31, 2010, a decrease of $61.1 million, from cash used in operating activities of $68.8 million in the six months ended October 31, 2009. The decrease in cash used in operating activities is primarily due to decreases in accounts payable and accrued liabilities of $33.1 million and an increase in net income of $36.1 million, partially offset by an increase in receivables of $15.7 million. The decrease in accounts payable and accrued liabilities is mainly attributable to fiscal 2010 bonus payments made in the first half of fiscal 2011, while increases in net income and receivables are due to an increase in fee revenue and engagements billed during the six months ended October 31, 2010, as compared to the six months ended October 31, 2009.
The compensation and benefits payable on the Company’s consolidated balance sheet as of October 31, 2010 includes $15.8 million of bonuses that were earned in fiscal 2009 and 2010 but for which the cash payment was deferred due to economic conditions. Of this amount, $10.2 million will be paid in December 2010 and $5.6 million will be paid in December 2011, regardless of whether the recipients continue to be employed by the Company on the relevant payment date and notwithstanding any earlier communications to the recipients to the contrary. In fiscal 2009 and 2010, the Company accrued the entire amount of cash bonus expense ($89.3 million and $73.3 million in fiscal 2009 and 2010, respectively), which includes the amounts that were fully earned by recipients during the fiscal years but for which the cash payment was delayed, resulting in a corresponding decrease to operating income during those periods. Though the Company accrued the bonus liability for the delayed payments in fiscal 2009 and 2010 as they had been fully earned, these payments will result in an increase to cash used in operating activities when made. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during the three months ended July 31, 2010, and increased cash used in operating activities during the six months ended October 31, 2010 by a corresponding amount.
Cash used in investing activities was $53.5 million in the six months ended October 31, 2010, an increase of $40.1 million, from cash used in investing activities of $13.4 million in the six months ended October 31, 2009. This increase in cash used in investing activities is attributable to a $37.6 million increase in net purchases of marketable securities, and a $14.5 million increase in the purchase of property and equipment. These increases were partially offset by a reduction of $10.0 million in cash used for acquisitions in the six months ended October 31, 2009.
Cash used in financing activities was $8.1 million in the six months ended October 31, 2010, a decrease of $10.8 million from cash provided by financing activities of $2.7 million in the six months ended October 31, 2009. Cash used to repurchase shares of common stock increased by $12.0 million during the same period, coupled with decreases in borrowings under life insurance policies and proceeds from issuances of common stock related to employee stock options and our stock purchase plan increased by $2.7 million and $2.0 million, respectively, in the six months ended October 31, 2010 as compared to the six months ended October 31, 2009. Partially offsetting the decreases were $3.0 million of cash proceeds from the exercise of warrants during the six months ended October 31, 2010, and decrease in tax expense during the same period. As of October 31, 2010, $24.4 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.
Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans
Total outstanding borrowings against the CSV of COLI contracts were $67.4 million and $66.9 million as of October 31, 2010 and April 30, 2010, respectively. Generally, we borrow under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of the COLI contracts of $139.3 million and $136.0 million as of October 31, 2010 and April 30, 2010, respectively.
Long-Term Debt
The aggregate availability under our Senior Secured Revolving Credit Facility (the “Facility”) is up to $50 million, with a $15 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic accounts receivable and cash held on deposit. As of October 31, 2010 and April 30, 2010, the borrowing base was $41.5 million and $33.2 million, respectively. The maturity date of the Facility is March 14, 2011. The Facility is secured by substantially all of our assets and assets of significant subsidiaries, including certain accounts receivable balances and guarantees by and pledges of the capital stock of significant subsidiaries. The financial covenants include a maximum consolidated leverage ratio, minimum consolidated quick ratio and minimum consolidated earnings before taxes, interest and depreciation and amortization tests. As of October 31, 2010 and April 30, 2010, we had no borrowings under our Facility; however, at October 31, 2010 and April 30, 2010 there were $8.5 million and $8.2 million of standby letters of credit issued under this Facility, respectively, for which we pledged $9.0 million in cash in both periods.

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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2010, we recognized foreign currency gains, on an after tax basis, of $0.2 million as compared to foreign currency losses, on an after tax basis, of $0.3 million, during the six months ended October 31, 2009.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $1.1 million, $1.8 million and $2.6 million, respectively, based on outstanding balances at October 31, 2010. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $1.1 million, $1.8 million and $2.6 million, respectively, based on outstanding balances at October 31, 2010.
Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of October 31, 2010, we had no outstanding borrowings under our Facility. We had $67.4 million and $66.9 million of borrowings against the CSV of COLI contracts as of October 31, 2010 and April 30, 2010, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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
(b) Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended October 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In accordance with Rule 13a-15 under the Exchange Act, the Company continues to review its internal control over financial reporting, including controls relating to variable incentive compensation, and as a result is in the process of implementing additional controls in the compensation area to enhance its internal control over financial reporting.

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
The following table summarizes common stock repurchased by us during the quarter ended October 31, 2010:

					Approximate Dollar
				Shares Purchased	Value of Shares
			Average	as Part of Publicly-	That May Yet be
	Shares		Price Paid	Announced	Purchased Under the
	Purchased		Per Share	Programs (2)	Programs (2)

August 1, 2010-August 31, 2010	157,425		$13.48	157,425	$24.4 million
September 1, 2010-September 30, 2010	8,977	(1)	$15.90	—	$24.4 million
October 1, 2010-October 31, 2010	67	(1)	$16.51	—	$24.4 million

Total	166,469		$14.25

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.

(2)
On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International
By:	/s/ Michael A. DiGregorio
Michael A. DiGregorio
Executive Vice President and Chief Financial Officer
Date: December 10, 2010

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.