Form 10-Q
period 2011-01-31
KORN FERRY INTERNATIONAL
filed 2011-03-14
CIK 56679

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-14505

KORN/FERRY INTERNATIONAL
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	95-2623879 (I.R.S. Employer Identification Number)
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
The number of shares outstanding of our common stock as of March 10, 2011 was 46,967,787 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2011	2010
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$181,309	$219,233
Marketable securities	19,949	4,114
Receivables due from clients, net of allowance for doubtful accounts of $9,081 and $5,983, respectively	137,408	107,215
Income taxes and other receivables	11,859	6,292
Deferred income taxes	16,251	20,844
Prepaid expenses and other assets	27,898	23,166

Total current assets	394,674	380,864

Marketable securities, non-current	102,301	73,105
Property and equipment, net	39,903	24,963
Cash surrender value of company owned life insurance policies, net of loans	73,257	69,069
Deferred income taxes	62,385	59,742
Goodwill	176,988	172,273
Intangible assets, net	23,697	25,425
Investments and other assets	34,312	21,657

Total assets	$907,517	$827,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,072	$11,148
Income taxes payable	11,786	6,323
Compensation and benefits payable	143,037	131,550
Other accrued liabilities	45,300	49,062

Total current liabilities	211,195	198,083
Deferred compensation and other retirement plans	128,552	123,794
Other liabilities	24,518	13,879

Total liabilities	364,265	335,756

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 58,958 and 57,614 shares issued and 46,817 and 45,979 shares outstanding, respectively	398,618	388,717
Retained earnings	128,455	90,220
Accumulated other comprehensive income, net	16,701	12,934

Stockholders’ equity	543,774	491,871
Less: notes receivable from stockholders	(522)	(529)

Total stockholders’ equity	543,252	491,342

Total liabilities and stockholders’ equity	$907,517	$827,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Fee revenue	$186,489	$146,742	$546,951	$403,690
Reimbursed out-of-pocket engagement expenses	7,620	6,158	23,524	19,054

Total revenue	194,109	152,900	570,475	422,744

Compensation and benefits	126,088	102,654	373,851	295,115
General and administrative expenses	31,534	31,635	87,512	86,853
Out-of-pocket engagement expenses	12,756	9,837	38,092	28,090
Depreciation and amortization	3,239	2,755	9,351	8,444
Restructuring (reductions) charges, net	—	(364)	2,130	20,593

Total operating expenses	173,617	146,517	510,936	439,095

Operating income (loss)	20,492	6,383	59,539	(16,351)
Other income, net	1,948	1,336	3,362	7,082
Interest expense, net	(401)	(443)	(2,467)	(1,718)

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	22,039	7,276	60,434	(10,987)
Income tax provision (benefit)	8,598	(244)	23,407	(6,730)
Equity in earnings of unconsolidated subsidiaries, net	534	390	1,508	639

Net income (loss)	$13,975	$7,910	$38,535	$(3,618)

Earnings (loss) per common share:
Basic	$0.31	$0.18	$0.86	$(0.08)

Diluted	$0.30	$0.17	$0.84	$(0.08)

Weighted-average common shares outstanding:
Basic	45,349	44,622	45,040	44,290

Diluted	46,720	45,811	46,026	44,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	January 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$38,535	$(3,618)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,351	8,444
Stock-based compensation expense	11,775	13,272
Loss on disposition of property and equipment	77	202
Provision for doubtful accounts	5,983	3,510
Gain on cash surrender value of life insurance policies	(4,395)	(6,675)
Gain on marketable securities classified as trading	(4,187)	(7,526)
Change in fair value of acquisition-related contingent consideration	(1,878)	—
Deferred income taxes	1,950	(10,880)
Change in other assets and liabilities:
Deferred compensation	4,758	8,000
Receivables	(41,743)	(34,604)
Prepaid expenses	(4,732)	(2,309)
Investment in unconsolidated subsidiaries	(1,508)	(639)
Income taxes payable	5,466	551
Accounts payable and accrued liabilities	8,522	(32,691)
Other	(1,332)	(5,799)

Net cash provided by (used in) operating activities	26,642	(70,762)

Cash flows from investing activities:
Purchase of property and equipment	(22,384)	(4,377)
Purchase of intangible assets	—	(3,481)
(Purchase of) proceeds from marketable securities, net	(40,893)	7,407
Cash paid for acquisitions, net of cash acquired and contingent consideration	—	(18,236)
Payment of contingent consideration from acquisitions	(2,795)	—
Premiums on life insurance policies	(1,410)	(1,450)
Dividends received from unconsolidated subsidiaries	1,608	157

Net cash used in investing activities	(65,874)	(19,980)

Cash flows from financing activities:
Borrowings under life insurance policies	1,624	5,252
Purchase of common stock	(13,417)	(1,653)
Proceeds from exercise of warrants	2,983	—
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	8,015	5,960
Tax benefit (expense) from exercise of stock options	670	(4,614)
Payment of dividends by majority owned consolidated subsidiaries	(300)	—

Net cash (used in) provided by financing activities	(425)	4,945

Effect of exchange rate changes on cash and cash equivalents	1,733	6,608

Net decrease in cash and cash equivalents	(37,924)	(79,189)
Cash and cash equivalents at beginning of period	219,233	255,000

Cash and cash equivalents at end of period	$181,309	$175,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
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
Basis of Consolidation and Presentation
The condensed consolidated financial statements for the three and nine months ended January 31, 2011 and 2010 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the condensed consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2010 (the “Annual Report”) and should be read together with the Annual Report.
Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method.
Certain amounts included in the prior fiscal period consolidated financial statements have been reclassified to conform to the current fiscal year presentation.
Use of Estimates and Uncertainties
The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are reported in current operations. The most significant areas that require management judgment are revenue recognition, deferred compensation, annual performance related compensation, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and deferred income taxes.
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
January 31, 2011
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
Available-for-sale securities consist of corporate bonds, U.S. Treasury and agency securities and commercial paper. The changes in fair values, net of applicable taxes, are recorded as unrealized losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and nine months ended January 31, 2011 and 2010, no other-than-temporary impairment was recognized.
Business acquisitions
Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. The results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (generally not longer than twelve months). During the nine months ended January 31, 2011, the Company recorded a $1.9 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition, as a component of general and administrative expenses.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the latest impairment test performed as of January 31, 2010, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized as of January 31, 2010 or April 30, 2010. The Company’s annual impairment test as of January 31, 2011 will be performed in the fourth quarter of fiscal 2011, although there was also no indication of impairment as of January 31, 2011.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks, and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of January 31, 2011 and April 30, 2010, there were no indicators of impairment with respect to the Company’s intangible assets.
Restructuring Charges
The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.
Compensation and Benefits Expense
Compensation and benefits expense in the accompanying statements of operations consist of compensation and benefits paid to consultants, executive officers, and administrative and support personnel. The most significant portions of this expense are salaries and the annual performance related bonus paid to consultants. Compensation and benefits are recognized when incurred. Management estimates annual performance related bonuses on a quarterly basis based on projected individual performance, analysis of Company performance and additional considerations such as competitive information and material economic developments. At the end of each fiscal year, the Company then determines annual bonuses based upon final Company and individual performance and other factors, such as attainment of strategic objectives and individual performance appraisals. Management reevaluates the estimates up to the payment date, and any changes in the estimate are reported in current operations. These annual performance related bonuses are generally paid within twelve months following the fiscal year end though the Company deferred certain bonuses earned in fiscal 2009 and 2010. The bonuses deferred in fiscal 2009 were paid in December 2010 and the bonuses deferred in fiscal 2010 will be paid in December 2011. Other expenses included in compensation and benefits expense are changes in the deferred compensation liabilities and cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
As of January 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading, are obtained from quoted market prices and the fair values of marketable securities classified as available-for-sale, are obtained from a third party, which are based on quoted prices or market prices for similar assets. As of April 30, 2010, the Company also held auction rate securities (“ARS”) and a related put option. The fair value for these instruments are determined by the use of pricing models (see Note 5). The ARS were redeemed at full value during the nine months ended January 31, 2011.
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
2. Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per common share was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the nine months ended January 31, 2011, SARs and options to purchase 0.8 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three months ended January 31, 2011 and 2010, SARs and options to purchase 0.04 million shares and 1.3 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during the nine months ended January 31, 2010, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
The following table summarizes basic and diluted earnings (loss) per share calculations:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net earnings (loss) attributable to common stockholders	$13,975	$7,910	$38,535	$(3,618)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	45,349	44,622	45,040	44,290
Effect of dilutive securities:
Restricted stock	791	652	604	—
Stock options	579	452	378	—
Warrants	—	74	—	—
ESPP	1	11	4	—

Diluted weighted-average number of common shares outstanding	46,720	45,811	46,026	44,290

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.31	$0.18	$0.86	$(0.08)

Diluted earnings (loss) per share	$0.30	$0.17	$0.84	$(0.08)

3. Comprehensive Income
Comprehensive income is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).
Total comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$13,975	$7,910	$38,535	$(3,618)
Foreign currency translation adjustments	(185)	(5,388)	3,789	12,871
Unrealized losses on marketable securities, net of taxes	(63)	—	(22)	—

Comprehensive income	$13,727	$2,522	$42,302	$9,253

The components of accumulated other comprehensive income were as follows:

	January 31,	April 30,
	2011	2010
	(in thousands)
Foreign currency translation adjustments	$22,689	$18,900
Defined benefit adjustments, net of taxes	(5,966)	(5,966)
Unrealized losses on marketable securities, net of taxes	(22)	—

Accumulated other comprehensive income	$16,701	$12,934

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
4. Employee Stock Plans
Stock-Based Compensation
The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(in thousands)
Restricted stock	$3,481	$3,807	$10,633	$12,360
Stock options and SARs	400	132	847	626
ESPP	88	85	295	286

Total stock-based compensation expense, pre-tax	3,969	4,024	11,775	13,272
Tax benefit from stock-based compensation expense	(1,449)	(1,469)	(4,298)	(4,845)

Total stock-based compensation expense, net of tax	$2,520	$2,555	$7,477	$8,427

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
The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Nine Months Ended
	January 31,
	2011	2010
Expected volatility	47.67%	48.91%
Risk-free interest rate	1.83%	2.53%
Expected option life (in years)	5.00	5.00
Expected dividend yield	0.00%	0.00%
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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
Stock Options and SARs
Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Nine Months Ended January 31, 2011
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (In Years)	Value
	(in thousands, except per share data)
Outstanding, April 30, 2010	2,723	$14.72
Granted	211	$13.97
Exercised	(479)	$12.24
Forfeited/expired	(475)	$20.57

Outstanding, January 31, 2011	1,980	$13.85	4.05	$18,845

Exercisable, January 31, 2011	1,353	$14.65	3.23	$11,786

Included in the table above are 24,103 SARs outstanding and exercisable as of January 31, 2011 with a weighted-average exercise price of $8.87. As of January 31, 2011, there was $2.8 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.6 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.
Additional information pertaining to stock options and SARs:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$7.81	$7.97	$6.07	$4.88
Total fair value of stock options and SARs vested	$27	$11	$642	$607
Total intrinsic value of stock options exercised	$3,330	$924	$4,015	$2,024
Total intrinsic value of SARs paid	$—	$75	$67	$75
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
Restricted stock activity during the nine months ended January 31, 2011, is summarized below:

		Weighted-
		Average Grant
	Shares	Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2010	2,480	$9.93
Granted	555	$14.51
Vested	(855)	$14.36
Forfeited/expired	(111)	$17.14

Non-vested, January 31, 2011	2,069	$10.02

As of January 31, 2011, there was $20.7 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.9 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three and nine months ended January 31, 2011, 1,378 shares and 192,369 shares of restricted stock totaling $0.1 million and $2.8 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2010, 17,460 shares and 146,114 shares of restricted stock totaling $0.3 million and $1.7 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
Employee Stock Purchase Plan
The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended January 31, 2011 and 2010, employees purchased 45,488 shares at $19.64 per share and 67,917 shares at $14.03 per share, respectively. During the nine months ended January 31, 2011 and 2010, employees purchased 153,913 shares at $14.13 per share and 209,840 shares at $10.66 per share, respectively. At January 31, 2011, the ESPP had approximately 0.2 million shares available for future issuance.
Common Stock
During the three and nine months ended January 31, 2011, the Company issued 378,705 shares and 471,782 shares of common stock, respectively, as a result of the exercise of stock options. During the three and nine months ended January 31, 2010, the Company issued 114,815 shares and 455,695 shares, respectively, of common stock as a result of the exercise of stock options.
In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During the nine months ended January 31, 2010, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.
During the nine months ended January 31, 2011, the Company repurchased 724,064 shares of the Company’s common stock for $10.6 million. No shares of the Company’s common stock were repurchased during the three months ended January 31, 2011 and 2010 or during the nine months ended January 31, 2010.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
5. Marketable Securities
As of January 31, 2011, marketable securities consisted of the following:

		Available-for-
	Trading	Sale(2)	Total
	(in thousands)
Mutual funds (1)	$68,613	$—	$68,613
Corporate bonds	—	38,739	38,739
U.S. Treasury and agency securities	—	13,899	13,899
Commercial paper	—	999	999

Total	68,613	53,637	122,250
Less: current portion of marketable securities	(6,251)	(13,698)	(19,949)

Non-current marketable securities	$62,362	$39,939	$102,301

As of April 30, 2010, marketable securities consisted of the following:

Trading
(in thousands)
Mutual funds (1)	$69,019
Auction rate securities	7,455
Auction rate securities put option	745

Total	77,219
Less: current portion of marketable securities	(4,114)

Non-current marketable securities	$73,105

(1)
These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $6.2 million and $4.1 million classified as current assets as of January 31, 2011 and April 30, 2010, respectively (see Note 7).

(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.
As of January 31, 2011, amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	January 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Corporate bonds	$38,743	$81	$(85)	$38,739
U.S. Treasury and agency securities	13,922	4	(27)	13,899
Commercial paper	998	1	—	999

Total	$53,663	$86	$(112)	$53,637

Investments in marketable securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2011, the Company’s investments associated with cash equivalents consist of money market funds for which market prices are readily available. Marketable securities classified as available-for-sale consist of corporate bonds, U.S. Treasury and agency securities and commercial paper for which market prices for similar assets are readily available, with maturities ranging from four months to three years. Marketable securities classified as trading consist of mutual funds for which market prices are readily available. The Company’s investments in marketable securities, consisting of mutual funds, as of April 30, 2010, were classified as trading. Also classified as trading were ARS, reflected at fair value. The ARS were redeemed at full value during the nine months ended January 31, 2011.
As of January 31, 2011 and April 30, 2010, the Company’s marketable securities included $68.6 million (net of unrealized gains of $3.9 million) and $69.0 million (net of unrealized gains of $2.0 million) respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $62.4 million and $64.9 million, respectively, are classified as non-current. The Company’s obligations for which these assets were held in trust totaled $68.9 million and $69.0 million as of January 31, 2011 and April 30, 2010, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	January 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$116,701	$116,701	$—	$—
Mutual funds	68,613	68,613	—	—
Corporate bonds	38,739	—	38,739	—
U.S. Treasury and agency securities	13,899	—	13,899	—
Commercial paper	999	—	999	—

Total	$238,951	$185,314	$53,637	$—

	April 30, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents	$148,238	$148,238	$—	$—
Mutual funds	69,019	69,019	—	—
Auction rate securities	7,455	—	—	7,455
Auction rate securities put option	745	—	—	745

Total	$225,457	$217,257	$—	$8,200

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
Auction Rate Securities	2011	2010	2011	2010
	(in thousands)
Balance, beginning of period	$—	$11,950	$8,200	$12,425
Auction rate securities put option	—	—	(745)	81
Realized gain included in operations	—	—	745	—
Unrealized loss included in operations	—	—	—	(81)
Sale of securities	—	(1,050)	(8,200)	(1,525)

Balance, end of period	$—	$10,900	$—	$10,900

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
6. Restructuring Liability
During the nine months ended January 31, 2011, the Company increased previously recorded restructuring charges resulting in net restructuring costs of $2.1 million. The increase in restructuring expenses primarily relates to higher facility costs than originally recorded.
Changes in the restructuring liability during the three months ended January 31, 2011 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2010	$1,656	$9,724	$11,380
Reductions for cash payments	(535)	(4,425)	(4,960)
Exchange rate fluctuations	(29)	(131)	(160)

Liability as of January 31, 2011	$1,092	$5,168	$6,260

Changes in the restructuring liability during the nine months ended January 31, 2011 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2010	$2,714	$11,095	$13,809
Reductions for cash payments	(1,355)	(8,485)	(9,840)
Other increases (reductions), net	(299)	2,429	2,130
Exchange rate fluctuations	32	129	161

Liability as of January 31, 2011	$1,092	$5,168	$6,260

As of January 31, 2011 and April 30, 2010, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $2.5 million and $5.2 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next eight years.
The restructuring liability by segment is summarized below:

	January 31, 2011
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$102	$102
Europe, Middle East and Africa (“EMEA”)	986	3,366	4,352
Asia Pacific	—	445	445
South America	106	—	106

Total Executive Recruitment	1,092	3,913	5,005
Futurestep	—	1,255	1,255

Liability as of January 31, 2011	$1,092	$5,168	$6,260

	April 30, 2010
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$5	$845	$850
EMEA	2,429	7,816	10,245
Asia Pacific	—	773	773
South America	115	—	115

Total Executive Recruitment	2,549	9,434	11,983
Futurestep	165	1,661	1,826

Liability as of April 30, 2010	$2,714	$11,095	$13,809

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
7. Deferred Compensation and Retirement Plans
The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.
The components of net periodic benefit costs are as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
	(in thousands)
Service cost	$34	$85	$102	$255
Interest cost	925	945	2,775	2,835
Amortization of actuarial loss (gain)	105	(20)	315	(60)

Net periodic benefit costs	$1,064	$1,010	$3,192	$3,030

The Company has an Executive Capital Accumulation Plan (“ECAP”), which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. The Company made no contributions to the ECAP in the three months ended January 31, 2011 and $0.3 million during the three months ended January 31, 2010. The Company made contributions to the ECAP of $0.4 million and $0.9 million during the nine months ended January 31, 2011 and 2010, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2011, deferred compensation liability increased; therefore the Company recognized compensation expenses of $2.1 million and $3.4 million, respectively. During the three and nine months ended January 31, 2010, deferred compensation liability increased; therefore the Company recognized compensation expenses of $1.4 million and $5.4 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
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
Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2011
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$94,991	$40,068	$20,445	$7,638	$163,142	$23,347	$—	$186,489
Total revenue	$99,357	$41,481	$20,967	$7,767	$169,572	$24,537	$—	$194,109
Operating income (loss)	$21,650	$3,360	$2,487	$1,559	$29,056	$1,268	$(9,832)	$20,492

	Three Months Ended January 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$70,187	$36,643	$16,503	$5,829	$129,162	$17,580	$—	$146,742
Total revenue	$73,924	$37,615	$16,839	$5,959	$134,337	$18,563	$—	$152,900
Operating income (loss)	$13,353	$2,935	$1,203	$1,010	$18,501	$555	$(12,673)	$6,383

	Nine Months Ended January 31, 2011
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$279,032	$113,760	$65,685	$23,602	$482,079	$64,872	$—	$546,951
Total revenue	$293,125	$117,247	$67,080	$24,018	$501,470	$69,005	$—	$570,475
Operating income (loss)	$60,920	$6,497	$7,117	$6,136	$80,670	$3,440	$(24,571)	$59,539

	Nine Months Ended January 31, 2010
	Executive Recruitment
	North			South
	America	EMEA	Asia Pacific	America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$193,709	$101,240	$42,437	$16,396	$353,782	$49,908	$—	$403,690
Total revenue	$204,886	$104,235	$43,383	$16,763	$369,267	$53,477	$—	$422,744
Operating income (loss)	$30,089	$(18,889)	$2,152	$1,699	$15,051	$2,357	$(33,759)	$(16,351)

(1)
Lower net expenses primarily related to the change in amounts due under deferred compensation plans determined by an increase (or decrease) in market values, and adjustment to the fair value of contingent consideration for a prior acquisition, totaling $1.1 million and $4.9 million during the three and nine months ended January 31, 2011 compared to the three and nine months ended January 31, 2010, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
January 31, 2011
9. Long-Term Debt
During March 2011, the Company replaced its existing credit facility, which expired on March 14, 2011, with a new Senior Secured Revolving Facility (the “Facility”) which provides an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The new facility matures on March 14, 2014 and prior to each anniversary date, the Company can request one year extensions, subject to lender consent. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate ("LIBOR") plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for based rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). The Company pays quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on the Company’s leverage ratio. The Facility is secured by substantially all of the assets of the Company’s domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.
As of January 31, 2011 and April 30, 2010, the Company had no borrowings under the previous Facility; however, at January 31, 2011 and April 30, 2010 there were $8.4 million and $8.2 million of standby letters of credit issued under the previous Facility, respectively, for which the Company pledged $9.0 million in cash in both periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, our ability to enhance and develop new technology, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, alignment of our cost structure to our growth, risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report of Form 10-K for the fiscal year ended April 30, 2010 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.
The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
Executive Summary
Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, deploy, develop and reward their talent. We are the largest provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include executive recruitment, middle-management recruitment (through Futurestep), recruitment process outsourcing (“RPO”), leadership and talent consulting (“LTC”) and executive coaching. Approximately two-thirds of the executive recruitment searches we performed in fiscal 2010 were for board level, chief executive and other senior executive and general management positions. Our 4,277 clients in fiscal 2010 included many of the world’s largest and most prestigious public and private companies, including approximately 42% of the FORTUNE 500 companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 74% of the executive recruitment assignments performed during fiscal 2010 being on behalf of clients for whom we had conducted assignments in the previous three fiscal years.
In an effort to maintain our long-term strategy of being the leading provider of executive search, middle-management recruitment, RPO, LTC and executive coaching, our strategic focus for fiscal 2011 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand, including RPO and LTC. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.
Fee revenue increased $39.7 million in the three months ended January 31, 2011 to $186.5 million compared to $146.8 million in the three months ended January 31, 2010, with increases in fee revenue in all regions of executive search and Futurestep. The North America region in executive recruitment experienced the largest dollar increase in fee revenue. During the three months ended January 31, 2011, we recorded operating income of $20.5 million with executive recruitment and Futurestep contributing $29.1 million and $1.3 million, respectively, offset by corporate expenses of $9.9 million. This represents an increase of $14.1 million in the three months ended January 31, 2011, from operating income of $6.4 million in the three months ended January 31, 2010.

Our cash, cash equivalents and marketable securities increased $7.1 million, or 2%, to $303.6 million at January 31, 2011 compared to $296.5 million at April 30, 2010, mainly due to cash provided by operating activities, partially offset by bonuses earned in fiscal 2010 and paid in fiscal 2011. As of January 31, 2011, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $64.7 million and a fair value of $68.6 million. Our working capital increased by $0.7 million in the nine months ended January 31, 2011 to $183.5 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt nor any outstanding borrowings under our credit facility at January 31, 2011; however, we had $8.4 million of standby letters of credit issued under our facility, for which we pledged $9.0 million.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements. Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our interim financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our condensed consolidated financial statements. We consider the policies related to revenue recognition, deferred compensation, annual incentive compensation, marketable securities and the carrying values of goodwill, intangible assets and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2010, except as described below.
Annual Incentive Compensation. Each quarter, management records its best estimate of its annual incentive compensation, which on a quarterly basis requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by that consultant), our performance, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, bonuses paid take into account final individual consultant productivity, our results, the achievement of strategic objectives and the results of individual performance appraisals, as determined by management, and the current economic landscape. Changes in any of the assumptions underlying the quarterly bonus accrual may significantly impact the compensation and benefits liability on our balance sheet and related compensation and benefits cost on our statement of operations. Differences between the assumptions used each quarter to estimate annual incentive compensation and actual cash payments made on an annual basis could materially impact the carrying amount of the liability and our operating results.

Results of Operations
The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.1	4.2	4.3	4.7

Total revenue	104.1	104.2	104.3	104.7
Compensation and benefits	67.6	70.0	68.3	73.1
General and administrative expenses	16.9	21.6	16.0	21.5
Out-of-pocket engagement expenses	6.9	6.7	7.0	7.0
Depreciation and amortization	1.7	1.9	1.7	2.1
Restructuring (reductions) charges, net	—	(0.3)	0.4	5.1

Operating income (loss)	11.0	4.3	10.9	(4.1)

Net income (loss)	7.5%	5.4%	7.0%	(0.9)%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2011		2010		2011		2010
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$94,991	51%	$70,187	48%	$279,032	51%	$193,709	48%
EMEA	40,068	21	36,643	25	113,760	21	101,240	25
Asia Pacific	20,445	11	16,503	11	65,685	12	42,437	11
South America	7,638	4	5,829	4	23,602	4	16,396	4

Total executive recruitment	163,142	87	129,162	88	482,079	88	353,782	88
Futurestep	23,347	13	17,580	12	64,872	12	49,908	12

Total fee revenue	186,489	100%	146,742	100%	546,951	100%	403,690	100%

Reimbursed out-of-pocket engagement expense	7,620		6,158		23,524		19,054

Total revenue	$194,109		$152,900		$570,475		$422,744

	Three Months Ended January 31,				Nine Months Ended January 31,
	2011		2010		2011		2010
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive recruitment:
North America	$21,650	22.8%	$13,353	19.0%	$60,920	21.8%	$30,089	15.5%
EMEA	3,360	8.4	2,935	8.0	6,497	5.7	(18,889)	(18.7)
Asia Pacific	2,487	12.2	1,203	7.3	7,117	10.8	2,152	5.1
South America	1,559	20.4	1,010	17.3	6,136	26.0	1,699	10.4

Total executive recruitment	29,056	17.8	18,501	14.3	80,670	16.7	15,051	4.3
Futurestep	1,268	5.4	555	3.2	3,440	5.3	2,357	4.7
Corporate	(9,832)	—	(12,673)	—	(24,571)	—	(33,759)	—

Total operating income (loss)	$20,492	11.0%	$6,383	4.3%	$59,539	10.9%	$(16,351)	(4.1)%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010
Fee Revenue
Fee Revenue. Fee revenue increased $39.7 million, or 27%, to $186.5 million in the three months ended January 31, 2011 compared to $146.8 million in the three months ended January 31, 2010. The increase in fee revenue was primarily attributable to an 18% increase in the number of engagements billed during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010 and a 7% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $0.8 million in the three months ended January 31, 2011.
Executive Recruitment. Executive recruitment reported fee revenue of $163.1 million, an increase of $33.9 million, or 26%, in the three months ended January 31, 2011 compared to $129.2 million in the three months ended January 31, 2010. The increase in executive recruitment fee revenue was mainly due to a 20% increase in the number of executive recruitment engagements billed in the three months ended January 31, 2011 as compared to the three months ended January 31, 2010 and a 5% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $0.8 million in the three months ended January 31, 2011.
North America reported fee revenue of $94.9 million, an increase of $24.7 million, or 35%, in the three months ended January 31, 2011 compared to $70.2 million in the three months ended January 31, 2010, primarily due to a 26% increase in the number of engagements billed during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010 and an increase of 7% in the weighted-average fees billed per engagement in the region during the same period. The overall increase in fee revenue was driven by increases in fee revenue in the technology, financial services and industrial sectors. Exchange rates favorably impacted North America fee revenue by $0.4 million in the three months ended January 31, 2011.
EMEA reported fee revenue of $40.1 million, an increase of $3.5 million, or 10%, in the three months ended January 31, 2011 compared to $36.6 million in the three months ended January 31, 2010. EMEA’s increase in fee revenue was primarily driven by a 9% increase in the number of engagements billed in the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. Exchange rates unfavorably impacted EMEA’s fee revenue by $2.2 million in the three months ended January 31, 2011. The performance in existing offices in France, the Netherlands and Italy were the primary contributors to the increase in fee revenue in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. In terms of business sectors, technology and financial services experienced the largest increases in fee revenue in the three months ended January 31, 2011 as compared to the three months ended January 31, 2010.
Asia Pacific reported fee revenue of $20.5 million, an increase of $3.9 million, or 23%, in the three months ended January 31, 2011 compared to $16.6 million in the three months ended January 31, 2010 mainly due to a 20% increase in the number of engagements billed and a 3% increase in weighted-average fees billed per engagement in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase in performance in Singapore, China and India were the primary contributors to the increase in fee revenue in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The largest increase in fee revenue was experienced in the industrial and technology sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $1.0 million in the three months ended January 31, 2011.
South America reported fee revenue of $7.6 million, an increase of $1.8 million, or 31%, in the three months ended January 31, 2011 compared to $5.8 million in the three months ended January 31, 2010 mainly due to a 41% increase in the number of engagements billed, partially offset by a 7% decrease in the weighted-average fees billed per engagement in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase in performance in Brazil was the primary contributor to the increase in fee revenue in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. Financial services, industrial and technology were the main sectors contributing to the increase in fee revenue in the three months ended January 31, 2011 compared to the three months ended January 31, 2010.
Futurestep. Futurestep reported fee revenue of $23.4 million, an increase of $5.8 million, or 33%, in the three months ended January 31, 2011 compared to $17.6 million in the three months ended January 31, 2010. The increase in Futurestep’s fee revenue was due to a 16% increase in the weighted-average fees billed per engagement and a 14% increase in the number of engagements billed in the three months ended January 31, 2011 compared to the three months ended January 31, 2010. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $3.2 million, or 50%, to $9.6 million; Europe fee revenue increase of $1.3 million, or 24%, to $6.7 million; and an increase in Asia Pacific fee revenue of $1.3 million, or 22%, to $7.1 million. Improvement in Futurestep fee revenue is due to increases in middle-management recruitment and RPO.

Compensation and Benefits
Compensation and benefits expense increased $23.4 million, or 23%, to $126.1 million in the three months ended January 31, 2011 from $102.7 million in the three months ended January 31, 2010. The increase in compensation and benefits expenses is primarily due to an $11.2 million increase in the variable component of compensation, coupled with a 9% increase in global headcount in the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. Exchange rates favorably impacted compensation and benefits expenses by $0.6 million during the three months ended January 31, 2011.
Executive recruitment compensation and benefits expense increased $21.0 million, or 25%, to $103.8 million in the three months ended January 31, 2011 compared to $82.8 million in the three months ended January 31, 2010, primarily due to a $10.9 million increase in the variable component of compensation and a 6% increase in executive recruitment headcount. Variable compensation was lower during the three months ended January 31, 2010 compared to three months ended January 31, 2011, due to the challenging economic conditions during the three months ended January 31, 2010. Executive recruitment compensation and benefits expenses as a percentage of fee revenue was 64% in both the three months ended January 31, 2011 and 2010.
Futurestep compensation and benefits expense increased $3.8 million, or 28%, to $17.2 million in the three months ended January 31, 2011 from $13.4 million in the three months ended January 31, 2010, primarily due to a $1.4 million increase in contractor’s expense and $1.2 million in direct compensation expenses. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 73% in the three months ended January 31, 2011 from 76% in the three months ended January 31, 2010.
Corporate compensation and benefits expense decreased $1.4 million, or 22%, to $5.1 million in the three months ended January 31, 2011 from $6.5 million in the three months ended January 31, 2010, mainly due to a $1.2 million decrease in certain deferred compensation liabilities during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. We hold marketable securities, classified as trading securities, in a trust for settlement of these deferred compensation obligations. The change in fair value of these marketable securities is included in other income, net, and substantially offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement plans, which increased by $0.1 million due to a decrease in cash surrender value (“CSV”) of company owned life insurance (“COLI”) during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010.
General and Administrative Expenses
General and administrative expenses decreased $0.1 million, to $31.5 million in the three months ended January 31, 2011 compared to $31.6 million in the three months ended January 31, 2010. Exchange rates favorably impacted general and administrative expenses by $0.3 million in the three months ended January 31, 2011. General and administrative expenses as a percentage of fee revenue were 17% in the three months ended January 31, 2011 as compared to 22% in the three months ended January 31, 2010.
Executive recruitment general and administrative expenses increased $0.7 million, or 3%, to $23.2 million in the three months ended January 31, 2011 from $22.5 million in the three months ended January 31, 2010. The increase in general and administrative expenses was driven by an increase of $1.1 million in travel expenses, coupled with an increase in business development expenses of $0.5 million, which were partially offset by a $0.6 million decrease in net foreign exchange losses. Travel and business development expenses increased primarily due to the increase in our overall business activities reflected in the 26% increase in fee revenues. Executive recruitment general and administrative expenses as a percentage of fee revenue was 14% in the three months ended January 31, 2011 compared to 17% in the three months ended January 31, 2010.
Futurestep general and administrative expenses increased $0.6 million, or 18%, to $4.0 million in the three months ended January 31, 2011 compared to $3.4 million in the three months ended January 31, 2010, primarily due to increases of $0.4 million in other general and administrative expenses and $0.2 million in premise and office expense. General expenses increased primarily due to the increase in our overall business activities reflected in the 33% increase in fee revenues. Futurestep general and administrative expenses as a percentage of fee revenue was 17% in the three months ended January 31, 2011 compared to 20% in the three months ended January 31, 2010.

Corporate general and administrative expenses decreased $1.4 million, or 25%, to $4.3 million in the three months ended January 31, 2011 compared to $5.7 million in the three months ended January 31, 2010, primarily due to decreases of $0.5 million in professional fees, $0.5 million in business development expenses and $0.2 million in travel and meetings expenses.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Out-of-pocket engagement expenses increased $3.0 million, or 31%, to $12.8 million in the three months ended January 31, 2011, compared to $9.8 million in the three months ended January 31, 2010, driven by the increase in the volume of business activity. Out-of-pocket engagement expenses as a percentage of fee revenue were both 7% in the three months ended January 31, 2011 and 2010.
Depreciation and Amortization Expenses
Depreciation and amortization expenses were $3.2 million and $2.7 million in the three months ended January 31, 2011 and 2010, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring (Reductions) Charges, Net
There were no restructuring charges in the three months ended January 31, 2011. During the three months ended January 31, 2010 we reduced previously recorded restructuring charges by $0.3 million, due to lower facility lease costs than originally estimated.
Operating Income (Loss)
Operating income increased $14.1 million, to $20.5 million in the three months ended January 31, 2011 compared to $6.4 million in the three months ended January 31, 2010. This increase in operating income resulted from a $39.7 million increase in fee revenue during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010, partially offset by a $23.4 million increase in compensation and benefits expense.
Executive recruitment operating income increased $10.6 million, to $29.1 million in the three months ended January 31, 2011 compared to $18.5 million in the three months ended January 31, 2010. The increase in executive recruitment operating income is attributable to a $33.9 million increase in fee revenue during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. The increase in fee revenue was primarily offset by a $21.0 million increase in compensation and benefits expense, resulting from an increase in the variable component of compensation and an increase in executive recruitment headcount. Executive recruitment operating income during the three months ended January 31, 2011 as a percentage of fee revenue was 18% compared to 14% in the three months ended January 31, 2010.
Futurestep operating income increased by $0.7 million, to $1.3 million in the three months ended January 31, 2011, as compared to $0.6 million in the three months ended January 31, 2010. A $5.8 million increase in fee revenue during the three months ended January 31, 2011, as compared to the three months ended January 31, 2010, was offset by increases of $3.8 million and $0.6 million in compensation and benefits and general and administrative expenses, respectively. Futurestep operating income as a percentage of fee revenue was 5% in the three months ended January 31, 2011, compared to 3% in the three months ended January 31, 2010.

Other Income, Net
Other income, net increased by $0.8 million, to $2.0 million in the three months ended January 31, 2011 as compared to $1.2 million in the three months ended January 31, 2010, primarily due to larger net gains on marketable securities classified as trading in the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. The increase in other income, net reflects a $1.1 million increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the condensed consolidated financial statements) during the three months ended January 31, 2011 as compared to the three months ended January 31, 2010. Offsetting this increase in other income is a $0.7 million increase in certain deferred compensation retirement plan liabilities during the same period, which is reflected in increased compensation and benefits expense.
Interest Expense, Net
Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.5 million in the three months ended January 31, 2011 as compared to $0.4 million in three months ended January 31, 2010.
Income Taxes Provision (Benefit)
The provision for income taxes was $8.6 million in the three months ended January 31, 2011 compared to a $0.2 million benefit for income taxes in the three months ended January 31, 2010. The provision for income taxes in the three months ended January 31, 2011 reflects a 39% effective tax rate, compared to a 3% tax benefit for the three months ended January 31, 2010. The income tax benefit rate in the three months ended January 31, 2010 is lower than the three months ended January 31, 2011, primarily due to a $10.3 million reversal of a reserve related to a tax position taken in fiscal 2004, offset by additional reserves of $7.5 million set-up for the tax impact of future repatriations of cash dividends and additional valuation allowances on the Company’s current inventory of foreign tax credit carryforwards during the three months ended January 31, 2010.
Equity in Earnings of Unconsolidated Subsidiaries
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.5 million in the three months ended January 31, 2011 compared to $0.4 million in the three months ended January 31, 2010.
Nine Months Ended January 31, 2011 Compared to Nine Months Ended January 31, 2010
Fee Revenue
Fee Revenue. Fee revenue increased $143.3 million, or 35%, to $547.0 million in the nine months ended January 31, 2011 compared to $403.7 million in the nine months ended January 31, 2010. The increase in fee revenue was primarily attributable to a 27% increase in the number of engagements billed during the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010 and a 7% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $2.7 million in the nine months ended January 31, 2011.
Executive Recruitment. Executive recruitment reported fee revenue of $482.1 million, an increase of $128.3 million, or 36%, in the nine months ended January 31, 2011 compared to $353.8 million in the nine months ended January 31, 2010. The increase in executive recruitment fee revenue was mainly due to a 30% increase in the number of executive recruitment engagements billed in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010, and a 5% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenues by $2.6 million in the nine months ended January 31, 2011.
North America reported fee revenue of $279.0 million, an increase of $85.3 million, or 44%, in the nine months ended January 31, 2011 compared to $193.7 million in the nine months ended January 31, 2010, primarily due to a 39% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement in the region. The overall increase in fee revenue was driven by increases in fee revenue in the financial services, industrial and technology sectors. Exchange rates favorably impacted North America fee revenue by $1.5 million in the nine months ended January 31, 2011.

EMEA reported fee revenue of $113.8 million, an increase of $12.6 million, or 12%, in the nine months ended January 31, 2011 compared to $101.2 million in the nine months ended January 31, 2010. Excluding fee revenue from the acquisition of Whitehead Mann of approximately $28.9 million and $26.9 million, in the nine months ended January 31, 2011 and 2010, respectively, fee revenue would have been $84.9 million and $74.3 million during the same periods, an increase of $10.6 million, or 14%. EMEA’s increase in fee revenue, excluding fee revenue from this acquisition, which is included in EMEA’s results from June 11, 2009, the effective date of the acquisition, was primarily driven by a 29% increase in the number of engagements billed in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010, offset by a 11% decrease in weighted-average fees billed per engagement during the same period. The decrease in the weighted-average fees billed per engagement was mainly due to unfavorable exchange rates in EMEA during the nine months ended January 31, 2011, which unfavorably impacted EMEA fee revenue by $6.8 million during the nine months ended January 31, 2011. The performance in existing offices in the United Kingdom, France and Germany were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2011 in comparison to the nine months ended January 31, 2010. The industrial, financial services and technology sectors experienced the largest increase in fee revenue in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010.
Asia Pacific reported fee revenue of $65.7 million, an increase of $23.2 million, or 55%, in the nine months ended January 31, 2011 compared to $42.5 million in the nine months ended January 31, 2010 mainly due to a 28% increase in the number of engagements billed and a 21% increase in weighted-average fees billed per engagement. The increase in performance in Hong Kong, Singapore, China and Australia were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010. The largest increases in fee revenue were experienced in the financial services, technology and industrial sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $2.8 million in the nine months ended January 31, 2011.
South America reported fee revenue of $23.6 million, an increase of $7.2 million, or 44%, in the nine months ended January 31, 2011 compared to $16.4 million in the nine months ended January 31, 2010 mainly due to a 48% increase in the number of engagements billed, partially offset by a 3% decrease in the weighted-average fees billed per engagement. The increase in performance in Brazil was the primary contributor to the increase in fee revenue in the nine months ended January 31, 2011, compared to the nine months ended January 31, 2010. The increase in performance in the industrial and technology sectors were the primary contributors to the increase in fee revenue. Exchange rates unfavorably impacted fee revenue for South America by $0.1 million in the nine months ended January 31, 2011.
Futurestep. Futurestep reported fee revenue of $64.9 million, an increase of $15.0 million, or 30%, in the nine months ended January 31, 2011 compared to $49.9 million in the nine months ended January 31, 2010. The increase in Futurestep’s fee revenue was due to a 19% increase in the number of engagements billed in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010, coupled with a 10% increase in the weighted-average fees billed per engagement. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $7.4 million, or 42%, to $25.2 million; Europe fee revenue increase of $5.3 million, or 38%, to $19.4 million; and an increase in Asia Pacific fee revenue of $2.3 million, or 13%, to $20.3 million. Improvement in Futurestep fee revenue is attributed to increases in middle-management recruitment and RPO. Exchange rates unfavorably impacted fee revenue for Futurestep by $0.1 million in the nine months ended January 31, 2011.
Compensation and Benefits
Compensation and benefits expense increased $78.7 million, or 27%, to $373.9 million in the nine months ended January 31, 2011 from $295.2 million in the nine months ended January 31, 2010. The increase in compensation and benefits expenses is primarily due to an increase in the weighted-average compensation in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010, including a $47.7 million increase in the variable component of compensation. Exchange rates favorably impacted compensation and benefits expenses by $1.8 million during the nine months ended January 31, 2011.
Executive recruitment compensation and benefits expense increased $75.6 million, or 32%, to $313.9 million in the nine months ended January 31, 2011 compared to $238.3 million in the nine months ended January 31, 2010, primarily due to a $46.4 million increase in the variable component of compensation and a 6% increase in executive recruitment headcount. Variable compensation was lower during the nine months ended January 31, 2010 compared to nine months ended January 31, 2011, due to the challenging economic conditions during the nine months ended January 31, 2010. Executive recruitment compensation and benefits expenses as a percentage of fee revenue were 65% in the nine months ended January 31, 2011 compared to 67% in the nine months ended January 31, 2010.

Futurestep compensation and benefits expense increased $7.4 million, or 19%, to $45.9 million in the nine months ended January 31, 2011 from $38.5 million in the nine months ended January 31, 2010, primarily due to a increases in headcount, $1.9 million for external contractors and $1.3 million in the variable component of compensation. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 71% in the nine months ended January 31, 2011 from 77% in the nine months ended January 31, 2010.
Corporate compensation and benefits expense decreased $4.3 million, or 23%, to $14.1 million in the nine months ended January 31, 2011 compared to $18.4 million in the nine months ended January 31, 2010, primarily due to a decrease in certain deferred compensation liabilities of $5.1 million during the same period. We hold marketable securities, classified as trading securities, in a trust for settlement of these deferred compensation obligations. The change in fair value of these marketable securities is included in other income, net, which substantially offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement plans, which increased by $2.1 million due to a decrease in CSV of COLI during the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010.
General and Administrative Expenses
General and administrative expenses increased $0.6 million, or 1%, to $87.5 million in the nine months ended January 31, 2011 compared to $86.9 million in the nine months ended January 31, 2010 due to $2.5 million and $1.2 million increases in bad debt expense and business development expenses, respectively, which was partially offset by a reduction of $1.9 million in the estimated fair value of acquisition-related contingent consideration and a $1.2 million decrease in net foreign exchange losses. Exchange rates favorably impacted general and administrative expenses by $1.0 million in the nine months ended January 31, 2011. General and administrative expenses as a percentage of fee revenue was 16% in the nine months ended January 31, 2011 as compared to 22% in the nine months ended January 31, 2010.
Executive recruitment general and administrative expenses increased $2.7 million, or 4%, to $65.5 million in the nine months ended January 31, 2011 from $62.8 million in the nine months ended January 31, 2010. The increase in general and administrative expenses was driven by increases of $2.2 million in bad debt expense and $1.0 million in business development expenses, which were partially offset by a $0.7 million decrease in net foreign exchange losses. The increase in bad debt expense was in line with the increase in our revenues. Business development expenses increased primarily due to the increase in our overall business activities. Executive recruitment general and administrative expenses as a percentage of fee revenue was 14% in the nine months ended January 31, 2011 compared to 18% in the nine months ended January 31, 2010.
Futurestep general and administrative expenses increased $2.5 million, or 24%, to $12.9 million in the nine months ended January 31, 2011 compared to $10.4 million in the nine months ended January 31, 2010, primarily due to increases of $0.5 million in travel and meetings expense, $0.4 million in business development expense, $0.4 million in premises and office expense and $0.3 million in bad debt expense. Business development and travel and meetings expenses increased primarily due to the increase in our overall business activities. Futurestep general and administrative expenses as a percentage of fee revenue was 20% in the nine months ended January 31, 2011 compared to 21% in the nine months ended January 31, 2010.
Corporate general and administrative expenses decreased $4.6 million, or 34%, to $9.1 million in the nine months ended January 31, 2011 compared to $13.7 million in the nine months ended January 31, 2010, primarily due to a $1.9 million decrease in the estimated fair value of acquisition-related contingent consideration, $0.9 million decrease in legal and professional fees and $0.6 million increase in net foreign exchange gains. Legal and professional fees were higher than usual in the nine months ended January 31, 2010, due to fees incurred in connection with the acquisition of Whitehead Mann.
Out-of-Pocket Engagement Expenses
Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Out-of-pocket engagement expenses increased $10.0 million, or 36%, to $38.1 million in the nine months ended January 31, 2011, compared to $28.1 million in the nine months ended January 31, 2010, in line with the increase in fee revenue. Out-of-pocket engagement expenses as a percentage of fee revenue was 7% in both the nine months ended January 31, 2011 and 2010.

Depreciation and Amortization Expenses
Depreciation and amortization expenses were $9.3 million and $8.4 million in the nine months ended January 31, 2011 and 2010, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.
Restructuring (Reductions) Charges, Net
Restructuring charges decreased $18.5 million, or 90%, to $2.1 million in the nine months ended January 31, 2011 compared to $20.6 million in the nine months ended January 31, 2010. In the nine months ended January 31, 2011 we incurred restructuring charges, net of recoveries, of $2.1 million, which primarily relate to higher facility lease costs than originally estimated.
In the nine months ended January 31, 2010, we reorganized our go-to-market and operating structure in EMEA and in an effort to reduce redundancy attributed to the acquisition of Whitehead Mann, we incurred restructuring charges of $25.8 million to reduce the combined workforce and to consolidate premises. These restructuring expenses were partially offset by $5.2 million of reductions from previous restructuring charges ($3.3 million in premise and facilities costs and $1.9 million in severance costs), resulting in net restructuring costs of $20.6 million in the nine months ended January 31, 2010.
Operating Income (Loss)
Operating income increased $75.9 million, to $59.6 million in the nine months ended January 31, 2011 compared to operating loss of $16.3 million in the nine months ended January 31, 2010. This increase in operating income resulted from a $143.3 million increase in fee revenue and an $18.5 million decrease in net restructuring expenses, which were partially offset by a $78.7 million increase in compensation and benefits expense.
Executive recruitment operating income increased $65.6 million, to $80.7 million in the nine months ended January 31, 2011 compared to $15.1 million in the nine months ended January 31, 2010. The increase in executive recruitment operating income is attributable to a $128.3 million increase in fee revenue and a decrease in net restructuring expenses of $21.2 million. These items positively impacting operating income were offset by a $75.6 million increase in compensation and benefits expense, resulting primarily from an increase in the variable component of compensation and increased headcount. Executive recruitment operating income during the nine months ended January 31, 2011 as a percentage of fee revenue was 17% compared to 4% in the nine months ended January 31, 2010.
Futurestep operating income increased by $1.1 million, to $3.5 million in the nine months ended January 31, 2011 as compared to $2.4 million in the nine months ended January 31, 2010. The change in Futurestep operating income is primarily due to $15.0 million increase in fee revenue, offset by increases of $7.4 million and $2.5 million in compensation and benefits and general and administrative expenses, respectively. These increases were partially offset by recoveries of previously recorded restructuring expenses of $2.7 million in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010, which primarily relates to lower facility lease costs than originally recorded. Futurestep operating income as a percentage of fee revenue was both 5% in the nine months ended January 31, 2011 and 2010.
Other Income, Net
Other income, net decreased by $3.6 million, to $3.4 million in the nine months ended January 31, 2011 compared to $7.0 million in the nine months ended January 31, 2010. The decrease is primarily due to lower net gains on marketable securities classified as trading in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010. The decrease in other income, net reflects a $3.3 million decrease in gains in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the condensed consolidated financial statements). Partially offsetting this decline in other income is a $2.0 million decrease in certain deferred compensation retirement plan liabilities during the same period, which reduced compensation and benefit expense.

Interest Expense, Net
Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.5 million in the nine months ended January 31, 2011 as compared to $1.7 million in the nine months ended January 31, 2010.
Income Taxes Provision (Benefit)
The provision for income taxes was $23.4 million in the nine months ended January 31, 2011 compared to a benefit for income taxes of $6.7 million in the nine months ended January 31, 2010. The provision for income taxes in the nine months ended January 31, 2011 reflects a 39% effective tax rate, compared to a 61% tax benefit for the nine months ended January 31, 2010. The effective tax rate in the nine months ended January 31, 2011 is higher when compared to the effective tax rate in the nine months ended January 31, 2010, as we recorded higher income before provision for income taxes during the nine months ended January 31, 2011 compared to the nine months ended January 31, 2010.
Equity in Earnings of Unconsolidated Subsidiaries
Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $1.4 million in the nine months ended January 31, 2011 compared to $0.6 million in the nine months ended January 31, 2010.
Liquidity and Capital Resources
Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries have shown improvement during the nine months ended January 31, 2011, but further recovery may be gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.
Although global economic conditions and demand for our services continued to show signs of improvement during the nine months ended January 31, 2011, the demand for executive searches remains below its peak level. In response to the uncertain economic environment and labor markets, we took steps to align our cost structure with anticipated revenue levels in fiscal 2009 and 2010, in an effort to retain positive cash flows. Future adverse changes in our revenue, could require us to institute additional cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs. We believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.
As of January 31, 2011 and April 30, 2010, our marketable securities of $122.3 million and $77.2 million, respectively, included $68.6 million (net of unrealized gains of $3.9 million) and $69.0 million (net of unrealized gains of $2.0 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $62.4 million and $64.9 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $68.9 million and $69.0 million as of January 31, 2011 and April 30, 2010, respectively. As of January 31, 2011, we had marketable securities classified as available-for-sale with a balance of $53.6 million. These securities represent excess cash invested, under our investment policy, with a professional money manager.
The net increase in our working capital of $0.7 million as of January 31, 2011 compared to April 30, 2010 is primarily attributable to an increase in cash provided by operating activities, partially offset by a net decrease in cash and cash equivalents. Cash provided by operating activities increased due to an increase in the number of engagements billed during the nine months ended January 31, 2011 compared to nine months ended April 30, 2010. Cash and cash equivalents decreased mainly due to the payment of annual bonuses earned in fiscal 2010 and paid in fiscal 2011.
Cash and cash equivalents and marketable securities were $303.6 million and $296.5 million as of January 31, 2011 and April 30, 2010, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds with some corporate bonds, U.S. Treasury and agency securities and commercial paper. The primary objectives of the mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

Cash provided in operating activities was $26.6 million in the nine months ended January 31, 2011, an increase of $97.4 million, from cash used in operating activities of $70.8 million in the nine months ended January 31, 2010. The increase in cash provided in operating activities is primarily due to an increase in net income of $42.2 million, decreases in accounts payable and accrued liabilities of $41.2 million and an increase in receivables of $7.1 million. The decrease in accounts payable and accrued liabilities is mainly attributable to fiscal 2010 bonus payments made in the nine months ended January 31, 2011, while increases in net income and receivables are due to an increase in fee revenue and engagements billed during the nine months ended January 31, 2011, as compared to the nine months ended January 31, 2010.
In fiscal 2009 and 2010, the Company accrued bonus expense of $89.3 million and $73.3 million in fiscal 2009 and 2010, respectively, which includes the amounts that were fully earned by recipients during the fiscal years but for which the cash payment was delayed, resulting in a corresponding decrease to operating income during those periods. The bonus liability for these delayed payments in fiscal 2009 and 2010 were accrued because the bonuses had been fully earned in such periods. The delayed payment of fiscal 2009 deferred bonuses was paid in December 2010; thereby decreasing cash provided by operations during the nine months ended January 31, 2011. Similarly, the payment of $5.2 million of fiscal 2010 deferred bonus will result in an increase to cash used in operations when made. Compensation and benefits payable on the Company’s consolidated balance sheet as of January 31, 2011 includes $5.2 million of bonuses that were earned in fiscal 2010 but for which the cash payment was delayed due to economic conditions. These delayed payments of $5.2 million will be paid in December 2011, regardless of whether the recipients continue to be employed by the Company on the relevant payment date and notwithstanding any earlier communications to the recipients to the contrary. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during the three months ended July 31, 2010, and increased cash used in operating activities during the nine months ended January 31, 2011 by a corresponding amount.
Cash used in investing activities was $65.9 million in the nine months ended January 31, 2011, an increase of $45.9 million, from cash used in investing activities of $20.0 million in the nine months ended January 31, 2010. This increase in cash used in investing activities is attributable to a $48.3 million increase in net purchases of marketable securities, and an $18.0 million increase in the purchase of property and equipment. These increases were partially offset by a reduction of $18.2 million in cash used for acquisitions.
Cash used in financing activities was $0.4 million in the nine months ended January 31, 2011, a decrease of $5.3 million from cash provided by financing activities of $4.9 million in the nine months ended January 31, 2010. Cash used to repurchase shares of common stock increased by $11.8 million during the same period, coupled with a $3.6 million decrease in borrowings under life insurance policies. These decreases were partially offset by a $5.3 million increase in tax benefit from exercise of stock options, $3.0 million proceeds from exercise of warrants and $2.1 million from issuances of common stock related to employee stock options and our stock purchase plan, in the nine months ended January 31, 2011 as compared to the nine months ended January 31, 2010. As of January 31, 2011, $24.4 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.
Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans
As of January 31, 2011 and April 30, 2010, we held contracts with gross CSV of $141.8 million and $136.0 million, respectively. Generally, we borrow under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.5 million and $66.9 million as of January 31, 2011 and April 30, 2010, respectively.
Long-Term Debt
During March 2011, we replaced our existing credit facility, which expired on March 14, 2011, with a new Senior Secured Revolving Facility (the “Facility”) which provides an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The new facility matures on March 14, 2014 and prior to each anniversary date, we can request one year extensions, subject to lender consent. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for based rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). We pay quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on our leverage ratio. The Facility is secured by substantially all of the assets of our domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of January 31, 2011 and April 30, 2010, we had no borrowings under the previous Facility; however, at January 31, 2011 and April 30, 2010 there were $8.4 million and $8.2 million of standby letters of credit issued under the previous Facility, respectively, for which we pledged $9.0 million in cash in both periods.
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
Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2011, we recognized foreign currency losses, on an after tax basis, of $0.2 million as compared to $0.7 million, during the nine months ended January 31, 2010.
Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $0.8 million, $1.3 million and $1.8 million, respectively, based on outstanding balances at January 31, 2011. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $0.8 million, $1.3 million and $1.8 million, respectively, based on outstanding balances at January 31, 2011.
Interest Rate Risk
We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2011, we had no outstanding borrowings under our Facility. We had $68.5 million and $66.9 million of borrowings against the CSV of COLI contracts as of January 31, 2011 and April 30, 2010, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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
(b) Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the three months ended January 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. However, in accordance with Rule 13a-15 under the Exchange Act, the Company continued to review its internal control over financial reporting, including controls relating to variable incentive compensation, and as a result, during the quarter ended January 31, 2011, the Company implemented additional controls in the compensation area to enhance its internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table summarizes common stock repurchased by us during the quarter ended January 31, 2011:

Approximate Dollar
				Shares Purchased	Value of Shares
			Average	as Part of Publicly-	That May Yet be
	Shares		Price Paid	Announced	Purchased Under the
	Purchased		Per Share	Programs (2)	Programs (2)

November 1, 2010-November 30, 2010	—		$—	—	$24.4 million
December 1, 2010-December 31, 2010	1,378	(1)	$19.54	—	$24.4 million
January 1, 2011-January 31, 2011	—		$—	—	$24.4 million

Total	1,378	(1)	$19.54

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.

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
Date: March 14, 2011

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