Form 10-K
period 2011-04-30
KORN FERRY INTERNATIONAL
filed 2011-06-29
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares outstanding of our common stock as of June 27, 2011 was 47,083,285 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 29, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $929,025,508 based upon the closing market price of $17.63 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders scheduled to be held on September 28, 2011 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2011

PART I.

Item 1.	Business

Business Overview

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to attract, deploy, develop and reward their talent. We opened our first office in Los Angeles in 1969 and currently operate in 76 offices in 35 countries. As of April 30, 2011, we had 2,463 full-time employees, including 471 executive recruitment and 162 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 78% of our executive recruitment assignments performed during fiscal 2011 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We provide the following talent management solutions:

Executive Recruitment:  Executive Recruitment, our largest business, focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries. The relationships that we develop through this business are valuable in introducing our complementary service offerings to clients.

Leadership and Talent Consulting (“LTC”):  Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational and leadership development efforts. Services address five fundamental needs — board effectiveness, Chief Executive Officer (“CEO”) & senior management effectiveness, leadership development and enterprise learning, organization transformation and talent portfolio management. Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

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

Industry Overview

Executive Recruitment Services:  Our executive recruitment services concentrates on searches for positions with annual compensation of $250,000 or more, or comparable in foreign locations, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn/Ferry, typically charge a fee for their services equal to approximately one-third of the first year annual cash compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Leadership and Talent Consulting Services:  With an increasing amount of Korn/Ferry’s revenue being generated by non-search engagements, our LTC services are driving our transformation into a broad-based talent management firm. These diversified solutions help our clients to not only attract but to deploy, develop and reward their best people in the context of their organization and talent strategy.

Talent Acquisition Solutions:  Futurestep, a Korn/Ferry subsidiary, offers talent acquisition solutions for mid- and high-level management, with annual compensation generally in the $100,000 to $150,000 range. Founded in 1998, Futurestep today has locations on four continents and a record of success in helping clients achieve business impact through effective talent operations.

Industry Trends

As the global economy continues to recover and expand, we believe the business outlook for the talent management industry is positive. Contributing to this is a confluence of market trends that will continue to fuel job growth and hiring, which include the following:

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

Globalization of Business — As the world markets continue to integrate into one global economy, many companies are strengthening their talent pool with experienced executives who can operate effectively in this global environment. Emerging markets such as China, India and Eastern Europe have executive talent demands that exceed the current available supply of executive talent in these geographies. The rapidly changing competitive landscape challenges multinational and local companies to identify and recruit qualified executives with the right combination of skills, experience and cultural compatibility. Clients are turning to firms that combine proven expertise with specialized knowledge of both key industries and local markets, enabling them to address their ongoing global talent needs.

Increased Outsourcing of Recruitment Functions — More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. Third-party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

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

Key Role of Technology — At Korn/Ferry we are adding more regimen and scientific research into the recruitment process, with emphasis shifting from candidate identification to candidate assessment and placement. Driving this initiative is enhanced technology, as the power of the Internet, search engines and databases make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, recruiting and assessing the most desirable candidates.

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

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. In order to meet this objective, we will continue to pursue five strategic initiatives:

1.	Drive an Integrated, Solutions-Based Go-to-Market Strategy

Differentiating Client Value Proposition — Korn/Ferry offers its clients a global, integrated, enterprise-wide talent management solution. To that end, we have made progress in helping clients more effectively and efficiently, attract, deploy, develop and reward their workforce.

In analyzing talent management across the attract-deploy-develop-reward value chain, Korn/Ferry has developed clear, industry-differentiating strengths through its market leading position in Executive Recruitment and RPO solutions, with distinct, diversified capabilities along the rest of the value chain through the Company’s LTC service line.

Our synergistic go-to-market strategy, utilizing all three of our service lines, is systematically driving more integrated, scalable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that nearly 86% of our top 50 clients utilize at least two of our service lines.

We are an increasingly diversified enterprise with a unique presence in the world of human capital services and products, which represents an estimated $400 billion global market opportunity.

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. In fiscal 2009, we established our Premier Client Partnership (“PCP”) program to act as a catalyst for change as we transform our Company from individual operators to an integrated talent solutions provider, in an effort to drive major global and regional strategic account development as well as to provide a framework for all of our client development activities. Today, the PCP program consists of global colleagues from every line of business and geography. Our goal is to cascade this methodology throughout every market, country and office.

2.	Deliver Unparalleled Client Excellence

World-class Intellectual Property — Korn/Ferry continues to scale and more deeply embed its industry-leading intellectual property within the talent management process of our global clients.

Our IP-driven Lominger tools and services are being utilized by our clients for everything from organizational development and job profiling to selection, training, individual and team development, succession planning and more. We have almost doubled the Lominger business since we acquired it in 2006. As a product-focused offering, Lominger technology helps us to generate long-term relationships with clients. We continue to seek ways to scale the Lominger product offering to our global clients.

Global organizations utilizing our firm’s validated assessment capability are realizing the power and benefits of Korn/Ferry IP in their talent evaluation process. Our assessment capability, currently utilized by more than 60% of our clients, can improve executive retention and prospects of promotion. We believe companies that use Korn/Ferry’s assessments to choose executives are more likely to find candidates that they would not only retain, but soon promote.

Technology.  Information technology has become a critical element of the executive talent management business. We have made significant investments in developing a robust technology infrastructure and a web-based executive recruitment platform, e-Korn/Ferry. In fiscal 2011, we continued to invest in enhanced tools and knowledge management to gain a competitive advantage. We introduced key enhancements to Searcher Express, our state-of-the-art engagement execution platform and the cornerstone of the Company’s strategy to better share knowledge, access data and improve the search process. A new client relationship management feature in Searcher Express provides a global business development opportunity tracking system for all lines of business.

We also embarked on a worldwide upgrade of our desktop and network infrastructure to provide best-in-class tools for our staff, including the rollout of a new intranet platform, Inside K/F, for enhanced information sharing and collaboration across markets and geographies. The new intranet also includes a project calendar function that organizes activities by individuals and lines of business, and a utilization management system to track client bookings via consultants’ Outlook® calendars. We also rolled out major enhancements to our client engagement collaboration portal, the Talent Dashboard, adding a talent pipeline feature as well as a voting tool to facilitate committee-based candidate selection.

The technology supporting LTC continued to evolve in fiscal 2011 through the integration of Lominger’s intellectual property into our assessment and talent management products. Our newly-developed intellectual property platform consolidates a rich set of assessment instruments and reports into a common web portal for our LTC clients. Usage of Korn/Ferry Advantage, a technology-based assessment process for our core executive recruitment business, stands at 64% of all search engagements.

The Korn/Ferry Advantage:  When launched in 2007, the goal of the Korn/Ferry Advantage was to establish a strategic leadership framework to engage with clients as they think about their own strategic plan and the candidate profiles that will be required to make their plans a reality. The Korn/Ferry Advantage offers a distinct “Korn/Ferry Way” for conducting executive search and ensuring quality control globally. After nearly four years of implementation, the Korn/Ferry Advantage has become firmly embedded in our culture and serves as a foundation of the Korn/Ferry search process. It has also emerged as a key competitive differentiator.

Information technology is a key driver of Futurestep’s growth in RPO, project-based and mid-level recruitment. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates, thereby reducing placement times. Fiscal 2011 saw major system enhancements, including the upgrade of Futurestep to our enterprise engagement management and customer relationship management platform, Searcher Express, and the integration of advanced, Internet-based sourcing, assessment and selection technologies in the engagement workflow.

In fiscal 2011 we renewed our commitment to invest in technology across all lines of business — extending the Company’s brand through integration with social networks — and delivering our unique intellectual property through smart phones and tablets. We will continue to enhance our technology in order to strengthen our relationships with our existing clients, attract new clients, expand our markets through new delivery channels and maintain a competitive advantage in offering the full range of executive talent management services.

3.	Extend and Elevate the Korn/Ferry Brand

Next to our people, the Korn/Ferry brand is the strongest asset of the Company. Since inception, Korn/Ferry has always maintained an extremely aggressive stance in building our global presence and supporting our vision and ongoing growth through a robust and comprehensive marketing approach. At the highest level, we will continue to extend and elevate the Korn/Ferry brand to raise awareness and drive higher market share within key segments.

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

For example, we will leverage the work our Board & CEO Services practice performs at the top of our clients’ organizations to promote awareness of our various solutions at the highest levels. We believe these engagements will create significant “trickle-down” revenue opportunities across all of our lines of business and also lead to the expansion of other high-level, consultative relationships within the board and CEO community.

4.	Advance Korn/Ferry as a Premier Career Destination

As our business strategy evolves, so should our talent strategy in order to drive the growth we need and the culture we want, at a pace we can absorb. Our talent strategy is what we do to ensure that we attract, deploy, develop, and reward the best talent for ourselves (and, by extension, for our clients) to achieve our business potential.

We believe that the recruitment and retention of key consultants will be an ongoing driver of long-term growth. Our consultants bring with them diverse backgrounds and areas of expertise and were recruited based on their track records as top performers in their given industry.

5.	Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

In addition to our heritage as a leading provider of executive recruitment, we also offer clients outsourced and mid-level recruitment, strategic and organizational alignment, leadership and executive development, and talent and performance management through Futurestep and LTC. We will continue to develop and add new products and services that our clients demand and continue to pursue a disciplined acquisition strategy, both of which are consistent with our strategic goals. Our non-executive recruitment businesses generated 26% of our overall fee revenue in fiscal 2011.

Our Services and Organization

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

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview.  Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers (“CEO”), chief financial officers (“CFO”), chief operating officers (“COO”), chief information officers (“CIO”) and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2011, we executed 11,501 executive recruitment assignments.

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

Industry Specialization.  Consultants in our five global markets and one regional specialty practice groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industry and geography. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2011 Assignments by Industry Specialization

Global Markets:
Industrial	28%
Financial Services	18%
Consumer	18%
Technology	15%
Life Sciences/Healthcare Provider	16%
Regional Specialties:
Education/Not-for-Profit	5%

Functional Expertise.  We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the Company. Their work is with CEOs and in the board room, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2011 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	72%
Marketing and Sales	10%
Human Resources and Administration	6%
Manufacturing/Engineering/Research and Development/Technology	6%
Finance and Control	4%
Information Systems	2%

Regions

North America — We opened our first office in Los Angeles in 1969, and currently have 23 offices throughout the United States and Canada. In fiscal 2011, the region generated fee revenue of $376.0 million from 4,846 assignments billed, with an average of 229 consultants.

Europe, the Middle East and Africa (“EMEA”) — We opened our first European office in London in 1972, and currently have 19 offices in 17 countries throughout the region. In fiscal 2011, the region generated fee revenue of $155.8 million from 3,678 assignments billed, with an average of 136 consultants.

Asia Pacific — We opened our first Asia Pacific office in Tokyo in 1973, and currently have 18 offices in 10 countries throughout the region. In fiscal 2011, the region generated fee revenue of $90.3 million from 2,058 assignments billed, with an average of 91 consultants.

South America — We opened our first South America office in Brazil in 1974. As of April 30, 2011, we operate a network of seven offices in six countries covering the entire South American region. The region, generated fee revenue of $32.0 million in fiscal 2011 from 919 assignments billed, with an average of 18 consultants.

Mexico — We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company. We currently conduct operations in two offices in Mexico through a subsidiary in which we hold a minority interest. Our share of the net earnings from our Mexico subsidiary was $1.9 million and $0.1 million for the years ended April 30, 2011 and 2010, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of operations.

Client Base.  Our 4,736 clients include many of the world’s largest and most prestigious public and private companies, with 47% of the FORTUNE 500 companies being clients in fiscal 2011. In fiscal 2011, no single client represented more than 2% of fee revenue. We have established strong client loyalty with 78% of the executive recruitment assignments performed during fiscal 2011 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Leadership and Talent Consulting Services.  In fiscal 2009, we consolidated our strategic management assessment and executive coaching and development services under the new name Leadership and Talent Consulting to more accurately reflect the array of solutions we now offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc. and Lominger Consulting (the “Lominger Entities”) and LeaderSource in fiscal 2007, Lore International in fiscal 2009 and SENSA Solutions in fiscal 2010. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams, and addresses five fundamental needs:

1. Board effectiveness;

2. Leadership development and enterprise learning;

3. Organization transformation;

4. Integrated talent management; and

5. CEO & senior management effectiveness.

Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Talent Acquisition Solutions — Futurestep

Overview.  Founded in 1998 as Korn/Ferry’s scalable, outsourced recruitment subsidiary, Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, talent acquisition consulting services, project-based recruitment, and mid-level recruitment. Each Futurestep engagement leverages a world-class global recruitment process and best-in-class technology to maximize and measure quality.

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

Regions.  We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2011, we had Futurestep operations in seven cities in North America, eight in Europe and 12 in Asia Pacific.

Competition.  Futurestep primarily competes for business with other RPO providers such as Spherion, KellyOCG and The RightThing and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

For talent acquisition and management consulting services, Futurestep competes with boutique consulting providers such as HRchitect and Knowledge Infusion and larger consulting firms such as Accenture, Aon Hewitt and Towers Watson.

Professional Staff and Employees

As of April 30, 2011, we had a total of 2,463 full-time employees. Of this, 1,774 were executive recruitment employees consisting of 471 consultants, 1,131 associates, researchers, administrative and support staff, and 172 LTC professionals. In addition, we had 15 consultants in our unconsolidated Mexico office. Futurestep had 628 employees as of April 30, 2011, consisting of 162 consultants and 466 administrative and support staff. Corporate had 61 professionals at April 30, 2011. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

In Executive Recruitment, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead assignments. We have training and professional development programs. Promotion to senior client partner is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and help build effective teams. In addition, we have a program for recruiting experienced professionals into our Company.

The following table provides information relating to each of our business segments for fiscal 2011. Financial information regarding our business segments for fiscal 2010 and 2009 and additional information for fiscal 2011 is contained in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

		Operating	Number of	Number of
	Fee	Income	Offices as of	Consultants as of
	Revenue	(Loss)	April 30, 2011	April 30, 2011
	(Dollars in thousands)

Executive Recruitment:
North America	$375,971	$80,685	23	225
EMEA	155,782	11,628	19	132
Asia Pacific	90,346	11,611	18	95
South America	31,959	7,475	7	19

Total Executive Recruitment	654,058	111,399	67	471
Futurestep(1)	90,191	4,955	9	162
Corporate	—	(30,569)	—	—

Total	$744,249	$85,785	76	633

(1)	Futurestep partially occupies 19 of the executive recruitment offices globally in 15 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the geographical regions in which the Company operates:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Fee Revenue:
United States	$365,919	$270,859	$305,472
Canada	45,313	32,115	41,861
EMEA	183,373	157,376	172,899
Asia Pacific	117,685	88,004	93,668
South America	31,959	24,026	24,323

Total	$744,249	$572,380	$638,223

Item 1A.	Risk Factors

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

We compete for executive recruitment business with numerous executive recruitment firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and internet-based firms. Traditional executive recruitment competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries. There are no extensive barriers to entry into the executive recruitment industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially Internet-enabled professional and social networking website providers. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive recruitment industry. Increased competition, whether as a result of these professional and social networking website providers or traditional executive recruitment firms, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive recruitment firms for qualified and experienced consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In 2011, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 3% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 7% of our net revenues. This risk is heightened due to the general portability of a consultant’s business. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing executive search consultant has widespread name recognition or a reputation as a specialist in executing searches in a specific industry or management function. Although our employment contracts prohibit former executive search consultants from soliciting any of our employees for a period of one year, we may lose additional executive search consultants if they choose to join the departing executive search consultant at another executive search firm. If we fail to limit departing executive search consultants from moving business or recruiting our executive search consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

Global economic developments and the conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could negatively affect our business, financial condition and results of operations.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, which negatively affects our financial condition and results of operations, as evidenced by our results of operations for 2009 and 2010. During the recent economic downturn, our fee revenue significantly decreased from $790.6 million in fiscal 2008 to $572.4 million in fiscal 2010. While the economic activity in the regions and industries in which we operate has shown improvement recently, economic conditions remain uncertain. If such uncertainty persists or if the national or global economy or credit market conditions in general were to deteriorate, such uncertainty or changes could put additional negative pressure on demand for our services, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations.

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

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive recruitment process. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract. In addition, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search or for alleged discrimination, violations of employment law or other matters. Further, in various countries, we are subject to data protection laws impacting the processing of candidate information. We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates. Significant uninsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in 35 countries and during the year ended April 30, 2011, generated 45% of our fee revenue from operations outside of North America. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

Either by agreement with clients, or for client relations or marketing purposes, we sometimes refrain from, for a specified period of time, recruiting candidates from a client when conducting searches on behalf of other clients. These off-limit agreements can generally remain in effect for up to two years following completion of an assignment. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive searches for the client. If a prospective client believes that we are overly restricted by these off-limit agreements from recruiting employees of our existing clients, these prospective clients may not engage us to perform their executive searches. Therefore, our inability to recruit candidates from these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot ensure that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

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

Future adverse changes in the Company’s revenue could require us to institute cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows. If such conditions persist over an extended period of time, it might require us to obtain financing to meet our capital needs. If we are unable to secure financing on favorable terms or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

We invest in marketable securities classified as trading and available for sale and if the market value of these securities declines materially, they could have an adverse affect on our earnings.

Marketable securities consist of mutual funds and investments in corporate bonds, U.S. Treasury and agency securities and commercial paper. The primary objectives of the mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes. If the financial markets in which these securities trade were to materially decline in value, the unrealized losses and potential realized losses could negatively impact the Company’s reported financial results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located in Los Angeles, California. We lease all 76 of our executive recruitment and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2011, we leased an aggregate of approximately 783,681 square feet of office space. The leases generally are for terms of one to 15 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Removed and Reserved

Executive Officers of the Registrant

Name	Age	Position

Gary D. Burnison	50	President and Chief Executive Officer
Michael A. DiGregorio	56	Executive Vice President and Chief Financial Officer
Ana Dutra	47	Executive Vice President and Chief Executive Officer of Leadership and Talent Consulting
Byrne Mulrooney	50	Chief Executive Officer, Futurestep

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

Michael A. DiGregorio joined the Company in June 2009 as our Executive Vice President and Chief Financial Officer. Prior to joining Korn/Ferry, he served as Executive Vice President and Chief Financial Officer of St. John Knits International, Inc., a luxury women’s apparel company, from 2006 to 2009. Prior to joining St. John Knits International, Inc. Mr. DiGregorio served in various capacities at Jafra Cosmetics International, Inc., a multi-level direct sales company, serving as Executive Vice President and Chief Financial Officer from 1999 to 2004, President and Chief Operating Officer of U.S. Operations from 1998 to 1999, and General Manager and Chief Operating Officer of the company’s operations in Mexico from 1997 to 1998. He started his career at Touche, Ross and Company, a public accounting firm. Mr. DiGregorio received both a bachelor’s degree in accounting and a master’s degree in accounting from the Wharton School of the University of Pennsylvania.

Ana Dutra has been Executive Vice President of Korn/Ferry and Chief Executive Officer of Leadership and Talent Consulting since February 2008. She is responsible for driving the global growth of our Leadership and Talent Consulting services, including our Lominger and LeaderSource companies. Prior to joining Korn/Ferry, Ms. Dutra led the global organization and change strategy practice at Accenture, a global management consulting, technology services and outsourcing company, from 2005 to 2008. Before this role, she led the organizational transformation practice at Mercer Management Consulting from 2001 to 2005. Earlier, Ms. Dutra was with Marakon Associates, CSC Index, Booz Allen Hamilton and IBM Consulting Group.

Byrne Mulrooney joined the Company in April 2010 as Chief Executive Officer of Futurestep. Prior to joining Korn/Ferry, he was President and Chief Operating Officer of Flynn Transportation Services, a third party logistics company, from 2007 to 2010. Prior to that, he led Spherion’s workforce solutions business in North America, which provides workforce solutions in professional services and general staffing, including recruitment process outsourcing and managed services, from 2003 to 2007. Mr. Mulrooney has held executive positions for almost 20 years at EDS and IBM in client services, sales, marketing and operations. Mr. Mulrooney is a graduate of Villanova University in Pennsylvania. He holds a master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY.” The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low

Fiscal Year Ended April 30, 2011
First Quarter	$16.68	$12.99
Second Quarter	$17.93	$12.78
Third Quarter	$24.00	$16.85
Fourth Quarter	$24.77	$19.34
Fiscal Year Ended April 30, 2010
First Quarter	$14.29	$9.43
Second Quarter	$17.28	$12.57
Third Quarter	$18.00	$14.31
Fourth Quarter	$18.62	$14.65

On June 27, 2011 the last reported sales price on the New York Stock Exchange for the Company’s common stock was $21.19 per share and there were approximately 6,200 beneficial holders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. The following graph compares the monthly percentage change in the Company’s cumulative total stockholder return with the cumulative total return of the companies in the Standard & Poor’s 500 Stock Index and a peer group constructed by us. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2006 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

In fiscal 2011, we established a new peer group comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The new peer group is comprised of the following 16 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International Inc. (RHI), SFN Group, Inc. (SFN), The Corporate Executive Board Company (EXBD), The Dun & Bradsheet Corporation (DNB), Towers Watson & Co. (TW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is more reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

The old peer group, presented for comparative purposes, consists of Caldwell Partners International Inc. (CWL/A CN), Heidrick & Struggles International, Inc. (HSII) and Hudson Highland Group (HHGP). This smaller group consists of publicly traded companies primarily engaged in executive recruiting or professional level staffing and recruiting.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG KORN/FERRY INTERNATIONAL, THE S&P 500 INDEX,
AN OLD PEER GROUP AND A NEW PEER GROUP

* $100 invested on 4/30/06 in stock or index-including reinvestment of dividends. Fiscal year ending April 30.

Copyright© 2011, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Dividends and Stock Repurchases

We have not paid any cash dividends on our common stock since April 30, 1996 and do not currently intend to pay any cash dividends on our common stock in the foreseeable future. The Board of Directors has authorized the Company to repurchase up to $175.0 million of the Company’s outstanding shares of common stock pursuant to issuer repurchase programs. Since the initial authorization on December 7, 2005 through April 30, 2011, we have repurchased approximately $150.6 million of the Company’s common stock under these programs. Our future dividend policy as well as any decision to execute our currently outstanding issuer repurchase programs will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility does not restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2011:

				Approximate Dollar
				Value of Shares
			Shares Purchased	that may Yet be
			as Part of Publicly-	Purchased Under
	Shares	Average Price	Announced Programs	the Programs
	Purchased(1)	Paid per Share	(2), (3), (4) and(5)	(2), (3), (4) and (5)

February 1, 2011 — February 28, 2011	951	$23.98	—	$24.4 million
March 1, 2011 — March 31, 2011	16,189	$22.47	—	$24.4 million
April 1, 2011 — April 30, 2011	1,806	$22.31	—	$24.4 million

Total	18,946	$22.53	—

(1)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

(2)	On December 7, 2005, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(3)	On June 8, 2006, the Board of Directors approved the repurchase of an additional $25 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(4)	On March 6, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

(5)	On November 2, 2007, the Board of Directors approved the repurchase of an additional $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of operations data set forth below for the fiscal years ended April 30, 2011, 2010 and 2009 and the selected balance sheet data as of April 30, 2011 and 2010 are derived from our consolidated financial statements, audited by Ernst & Young LLP appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2009, 2008 and 2007 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2008 and 2007 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data and other operating data)

Selected Statement of Operations Data:
Fee revenue	$744,249	$572,380	$638,223	$790,570	$653,422
Reimbursed out-of-pocket engagement expenses	32,002	27,269	37,905	45,072	35,779

Total revenue	776,251	599,649	676,128	835,642	689,201
Compensation and benefits	507,405	413,340	442,632	540,056	447,692
General and administrative expenses	116,494	115,280	126,882	134,542	105,312
Out-of-pocket engagement expenses	51,766	41,585	49,388	58,750	44,662
Depreciation and amortization	12,671	11,493	11,583	10,441	9,280
Restructuring charges, net(1)	2,130	20,673	41,915	—	—

Total operating expenses	690,466	602,371	672,400	743,789	606,946

Operating income (loss)	85,785	(2,722)	3,728	91,853	82,255
Other income (loss), net	6,454	10,066	(14,738)	4,656	2,524
Interest (expense) income, net	(2,535)	(2,622)	(1,063)	2,481	(2,280)
Provision (benefit) for income taxes	32,692	(485)	384	36,081	30,164
Equity in earnings of unconsolidated subsidiaries, net	1,862	91	2,365	3,302	3,163

Net income (loss)	$58,874	$5,298	$(10,092)	$66,211	$55,498

Basic earning (loss) per share	$1.30	$0.12	$(0.23)	$1.50	$1.40
Diluted earning (loss) per share	$1.27	$0.12	$(0.23)	$1.46	$1.24
Basic weighted average common shares outstanding	45,205	44,413	43,522	44,012	39,774
Diluted weighted average common shares outstanding	46,280	45,457	43,522	45,528	46,938
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$375,971	$278,746	$309,514	$374,891	$329,065
EMEA	155,782	137,497	143,184	183,042	146,155
Asia Pacific	90,346	64,132	66,332	95,915	74,987
South America	31,959	24,026	24,323	25,556	17,426

Total executive recruitment	654,058	504,401	543,353	679,404	567,633
Futurestep	90,191	67,979	94,870	111,166	85,789

Total fee revenue	$744,249	$572,380	$638,223	$790,570	$653,422

Number of offices (at period end)	76	76	78	89	82
Number of consultants (at period end)	633	627	615	684	601
Number of new engagements opened	11,854	9,794	9,630	11,106	10,415
Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$246,856	$219,233	$255,000	$305,296	$226,137
Marketable securities(2)	122,231	77,219	75,255	83,966	98,130
Working capital(3)	207,731	182,781	198,250	196,259	193,716
Total assets	971,680	827,098	740,879	880,214	761,491
Total stockholders’ equity	578,337	491,342	459,099	496,134	432,955

(1)	During fiscal 2011, we increased our previously recorded restructuring charges by $2.1 million, which primarily relates to higher facility lease costs than originally estimated. During fiscal 2010, our restructuring initiatives resulted in restructuring charges of $25.8 million against operations, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010. During fiscal 2009, the restructuring charges were comprised of severance charges of $26.9 million and facilities charges of $15.0 million.

(2)	As of April 30, 2011, 2010, 2009, 2008 and 2007, the Company’s marketable securities included $71.4 million, $69.0 million, $60.8 million, $63.5 million and $41.6 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans.

(3)	The amounts reported have been conformed to current year presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, our ability to enhance and develop new technology, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, alignment of our cost structure to our growth, risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, deploy, develop and reward their talent. We are the premier provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, middle-management recruitment (through Futurestep), Recruitment Process Outsourcing (“RPO”), Leadership and Talent Consulting (“LTC”) and executive coaching. Approximately 72% of the executive recruitment searches we performed in fiscal 2011 were for board level, chief executive and other senior executive and general management positions. Our 4,736 clients in fiscal 2011 included many of the world’s largest and most prestigious public and private companies, including approximately 47% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 78% of the executive recruitment assignments performed during fiscal 2011 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2012 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand, including RPO and LTC. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

Fee revenue increased $171.9 million in fiscal 2011 to $744.3 million compared to $572.4 million fiscal 2010, with increases in fee revenue in all regions of Executive Recruitment and Futurestep. The North America region in executive recruitment experienced the largest dollar increase in fee revenue. During fiscal 2011, we recorded consolidated operating income of $85.8 million, with the Executive Recruitment and Futurestep segments contributing $111.4 million and $5.0 million, respectively, offset by corporate expenses of $30.6 million. This represents an increase of $88.5 million in fiscal 2011, from an operating loss of $2.7 million in fiscal 2010.

Our cash, cash equivalents and marketable securities increased by $72.6 million, or 24%, to $369.1 million at April 30, 2011 compared to $296.5 million at April 30, 2010, mainly due to cash provided by operating activities, partially offset by bonuses earned in fiscal 2010, which were paid in fiscal 2011. As of April 30, 2011, we held marketable securities, to settle obligations under our Executive Capital Accumulation Plan (“ECAP”), with a cost value of $64.7 million and a fair value of $71.4 million. Our working capital increased by $24.9 million in fiscal 2011 to $207.7 million. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had neither long-term debt nor any outstanding borrowings under our credit facility at April 30, 2011. Under our credit facility, we are required to maintain $10.0 million on account with the lender, and provides collateral for the standby letters of credit and potential future borrowings. As of April 30, 2011, we had $2.9 million of standby letters of credit issued under our facility.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.  Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide recruitment services on a retained basis and generally bill clients in three monthly installments. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflects the final actual compensation of the placed executive. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. Fee revenue from LTC services is recognized as earned. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

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

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2011	2010	2009

Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.3	4.8	5.9

Total revenue	104.3	104.8	105.9
Compensation and benefits	68.2	72.2	69.3
General and administrative expenses	15.7	20.2	19.9
Out-of-pocket engagement expenses	6.9	7.3	7.7
Depreciation and amortization	1.7	2.0	1.8
Restructuring charges	0.3	3.6	6.6

Operating income (loss)	11.5	(0.5)	0.6

Net income (loss)	7.9%	0.9%	(1.6)%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2011		2010		2009
	Dollars	%	Dollars	%	Dollars	%
	(Dollars in thousands)

Fee revenue
Executive recruitment:
North America	$375,971	50.5%	$278,746	48.7%	$309,514	48.5%
EMEA	155,782	21.0	137,497	24.0	143,184	22.4
Asia Pacific	90,346	12.1	64,132	11.2	66,332	10.4
South America	31,959	4.3	24,026	4.2	24,323	3.8

Total executive recruitment	654,058	87.9	504,401	88.1	543,353	85.1
Futurestep	90,191	12.1	67,979	11.9	94,870	14.9

Total fee revenue	744,249	100.0%	572,380	100.0%	638,223	100.0%

Reimbursed out-of-pocket engagement expense	32,002		27,269		37,905

Total revenue	$776,251		$599,649		$676,128

	Year Ended April 30,
	2011		2010		2009
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(Dollars in thousands)

Operating income (loss)
Executive recruitment:
North America	$80,685	21.5%	$42,604	15.3%	$37,516	12.1%
EMEA	11,628	7.5	(15,511)	(11.3)	2,061	1.4
Asia Pacific	11,611	12.9	7,826	12.2	5,396	8.1
South America	7,475	23.4	3,286	13.7	2,441	10.0

Total executive recruitment	111,399	17.0	38,205	7.6	47,414	8.7
Futurestep	4,955	5.5	1,291	1.9	(12,003)	(12.7)
Corporate	(30,569)		(42,218)		(31,683)

Total operating income (loss)	$85,785	11.5%	$(2,722)	(0.5)%	$3,728	0.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Fiscal 2011 Compared to Fiscal 2010

Fee Revenue

Fee Revenue.  Fee revenue increased $171.9 million, or 30%, to $744.3 million in fiscal 2011 compared to $572.4 million in fiscal 2010. Excluding fee revenue of $11.0 million and $3.7 million in fiscal 2011 and 2010, respectively, from the acquisition of Sensa Solutions (which we acquired on January 1, 2010), fee revenue would have been $733.3 million in fiscal 2011 and $568.7 million in fiscal 2010, an increase of $164.6 million, or 29%. The increase in fee revenue, excluding fee revenue from the acquisition of Sensa Solutions, was primarily attributable to a 24% increase in the number of engagements billed during fiscal 2011 as compared to fiscal 2010 and a 4% increase in the weighted-average fees billed per engagement during the same period. Exchange rates favorably impacted fee revenues by $4.1 million in fiscal 2011.

Executive Recruitment.  Executive recruitment reported fee revenue of $654.1 million, an increase of $149.7 million, or 30%, in fiscal 2011 compared to $504.4 million in fiscal 2010. The increase in executive recruitment fee revenue was mainly due to a 26% increase in the number of executive recruitment engagements billed in fiscal 2011 as compared to fiscal 2010, and a 3% increase in the weighted-average fees billed per engagement during the same period. Exchange rates favorably impacted fee revenues by $2.1 million in fiscal 2011.

North America reported fee revenue of $376.0 million, an increase of $97.2 million, or 35%, in fiscal 2011 compared to $278.8 million in fiscal 2010. Excluding fee revenue of $11.0 million and $3.7 million in fiscal 2011 and 2010, respectively, from the acquisition of Sensa Solutions, fee revenue would have been $365.0 million and $275.1 million during the same periods, an increase of $89.9 million, or 33%. North America’s increase in fee revenue, excluding fee revenue from the Sensa acquisition, which is included in North America’s results from January 1, 2010, the effective date of the acquisition, was primarily due to a 33% increase in the number of engagements billed. The largest increase in fee revenue from fiscal 2010 to 2011 were in the industrial, financial services and technology sectors. Exchange rates favorably impacted North America fee revenue by $2.2 million in fiscal 2011.

EMEA reported fee revenue of $155.8 million, an increase of $18.3 million, or 13%, in fiscal 2011 compared to $137.5 million in fiscal 2010. EMEA’s increase in fee revenue was primarily driven by a 15% increase in the number of engagements billed in fiscal 2011 as compared to fiscal 2010, offset by a 2% decrease in weighted-average fees billed per engagement during the same period. The decrease in the weighted-average fees billed per engagement was mainly due to unfavorable exchange rates in EMEA during fiscal 2011, which unfavorably impacted EMEA fee revenue by $4.8 million. We acquired Whitehead Mann, effective, June 11, 2009, which has been fully integrated within EMEA. The performance in existing offices in the United Kingdom, Italy and France were the primary contributors to the increase in fee revenue in fiscal 2011 compared to fiscal 2010 with the industrial, financial services and life sciences/healthcare provider sectors experiencing the largest increases.

Asia Pacific reported fee revenue of $90.3 million, an increase of $26.2 million, or 41%, in fiscal 2011 compared to $64.1 million in fiscal 2010 mainly due to a 26% increase in the number of engagements billed and a 12% increase in weighted-average fees billed per engagement. The increase in performance in Hong Kong, Singapore, China and Australia were the primary contributors to the increase in fee revenue in fiscal 2011 compared to fiscal 2010. The largest increases in fee revenue were experienced in the financial services, industrial and technology sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $4.3 million in fiscal 2011.

South America reported fee revenue of $32.0 million, an increase of $8.0 million, or 33%, in fiscal 2011 compared to $24.0 million in fiscal 2010 mainly due to a 30% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement. The increase in performance in Brazil was the primary contributor to the increase in fee revenue in fiscal 2011 compared to fiscal 2010. The industrial, technology and financial services sectors were the primary contributors to the increase in fee revenue. Exchange rates favorably impacted fee revenue for South America by $0.4 million in fiscal 2011.

Futurestep.  Futurestep reported fee revenue of $90.2 million, an increase of $22.2 million, or 33%, in fiscal 2011 compared to $68.0 million in fiscal 2010. The increase in Futurestep’s fee revenue was due to a 21% increase in the number of engagements billed in fiscal 2011 as compared to fiscal 2010, coupled with a 10% increase in the weighted-average fees billed per engagement. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $11.1 million, or 46%, to $35.3 million; Europe fee revenue increase of $7.7 million, or 39%, to $27.6 million and an increase in Asia Pacific fee revenue of $3.4 million, or 14%, to $27.3 million. Improvement in Futurestep fee revenue is attributed to increases in middle-management recruitment and RPO. Exchange rates favorably impacted fee revenue for Futurestep by $2.0 million in fiscal 2011.

Compensation and Benefits

Compensation and benefits expense increased $94.1 million, or 23%, to $507.4 million in fiscal 2011 from $413.3 million in fiscal 2010. The increase in compensation and benefits expenses is primarily due to an increase in the weighted-average compensation in fiscal 2011 as compared to fiscal 2010, including a $53.0 million increase in the variable component of compensation and an increase in headcount of 12%. This increase was partially offset by a $2.0 million decrease of the bonus provision due to a change in the estimate of bonus payouts. Exchange rates unfavorably impacted compensation and benefits expenses by $2.9 million during fiscal 2011.

Executive recruitment compensation and benefits expense increased $86.9 million, or 26%, to $424.9 million in fiscal 2011 compared to $338.0 million in fiscal 2010, primarily due to a $50.3 million increase in the variable component of compensation and to a lesser extent due to a 7% increase in executive recruitment headcount. Variable compensation was also lower during fiscal 2010 compared to fiscal 2011, due to the challenging economic conditions experienced during fiscal 2010. Executive recruitment compensation and benefits expenses as a percentage of fee revenue were 65% in fiscal 2011 compared to 67% in fiscal 2010.

Futurestep compensation and benefits expense increased $11.6 million, or 22%, to $64.3 million in fiscal 2011 from $52.7 million in fiscal 2010, primarily due to a 29% increase in headcount, $2.7 million increase in the variable component of compensation and $2.5 million for external contractors. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 71% in fiscal 2011 from 78% in fiscal 2010.

Corporate compensation and benefits expense decreased $4.4 million, or 20%, to $18.2 million in fiscal 2011 compared to $22.6 million in fiscal 2010, primarily due to a smaller increase in certain deferred compensation liabilities of $5.0 million during fiscal 2011 as compared to fiscal 2010. We hold marketable securities, classified as trading securities, in trust for settlement of these deferred compensation obligations. The change in fair value of these marketable securities is included in other income, net, which substantially offsets the decrease in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement plans, which increased compensation and benefits expense by $2.2 million in fiscal 2011 as compared to fiscal 2010 due to a smaller increase in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) during fiscal 2011 as compared to fiscal 2010.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 1%, to $116.5 million in fiscal 2011 compared to $115.3 million in fiscal 2010 due to increases of $4.3 million in bad debt expense; $3.1 million in travel and meetings expense and $2.1 million in other expenses including business development and premises and office expense. Substantially offsetting these increases was a $4.9 million reduction in the estimated fair value of acquisition-related contingent consideration and a $3.4 million decrease in net foreign exchange losses. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million in fiscal 2011. General and administrative expenses as a percentage of fee revenue was 16% in fiscal 2011 as compared to 20% in fiscal 2010.

Executive recruitment general and administrative expenses increased by $5.2 million, or 6%, to $88.6 million in fiscal 2011 from $83.4 million in fiscal 2010. The increase in general and administrative expenses was driven by increases of $3.9 million in bad debt expense, $2.4 million in travel and meetings expense and $1.4 million in business development expenses, which were offset by a $1.8 million decrease in net foreign exchange losses and $1.5 million in professional expenses. The increase in bad debt expense was in line with the increase in our revenues. Travel and meetings expense and business development expenses increased primarily due to the increase in our overall business activities. Executive recruitment general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2011 compared to 17% in fiscal 2010.

Futurestep general and administrative expenses increased $3.0 million, or 21%, to $17.4 million in fiscal 2011 compared to $14.4 million in fiscal 2010, primarily due to increases of $1.2 in other expenses including bad debt expense, professional expenses and business development expense; $0.9 million in travel and meetings expense and $0.6 million in premises and office expense. These expenses increased primarily due to the increase in the level of our overall business activities and revenue. Futurestep general and administrative expenses as a percentage of fee revenue was 19% in fiscal 2011 compared to 21% in fiscal 2010.

Corporate general and administrative expenses decreased $7.0 million, or 40%, to $10.5 million in fiscal 2011 compared to $17.5 million in fiscal 2010, primarily due to a $4.9 million decrease in the estimated fair value of acquisition-related contingent consideration and $1.6 million increase in net foreign exchange gains.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Out-of-pocket engagement expenses increased $10.2 million, or 25%, to $51.8 million in fiscal 2011, compared to $41.6 million in fiscal 2010, in line with the increase in fee revenue. Out-of-pocket engagement expenses as a percentage of fee revenue was 7% in both fiscal 2011 and 2010.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.7 million and $11.5 million in fiscal 2011 and 2010, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring (Reductions) Charges, Net

Restructuring charges decreased by $18.6 million, or 90%, to $2.1 million in fiscal 2011 compared to $20.7 million in fiscal 2010. In fiscal 2011, our restructuring charges, net of recoveries, primarily relate to higher facility lease costs than originally estimated.

In fiscal 2010, we reorganized our go-to-market and operating structure in EMEA and in an effort to reduce redundancy attributed to the acquisition of Whitehead Mann, we incurred restructuring charges of $25.8 million to reduce the combined workforce and to consolidate premises. These restructuring charges were offset by $5.1 million of reductions from previous restructuring charges ($2.8 million in premise and facilities costs and $2.3 million in severance costs).

Operating Income (Loss)

Operating income increased by $88.5 million to $85.8 million in fiscal 2011 compared to an operating loss of $2.7 million in fiscal 2010. This increase in operating income resulted from a $171.9 million increase in fee revenue and an $18.6 million decrease in net restructuring expenses, which were partially offset by a $94.1 million increase in compensation and benefits expense.

Executive recruitment operating income increased by $73.2 million, to $111.4 million in fiscal 2011 compared to $38.2 million in fiscal 2010. The increase in executive recruitment operating income is attributable to a $149.7 million increase in fee revenue and a decrease in net restructuring expenses of $21.2 million. These items positively impacting operating income were offset by an $86.9 million increase in compensation and benefits expense, resulting primarily from an increase in the variable component of compensation and increased headcount. In addition, general and administrative costs increased $5.2 million primarily due to bad debt expense, which increase is in line with our revenue increase. Executive recruitment operating income during fiscal 2011 as a percentage of fee revenue was 17% compared to 8% in fiscal 2010.

Futurestep operating income increased by $3.7 million to $5.0 million in fiscal 2011 as compared to $1.3 million in fiscal 2010. The change in Futurestep operating income is primarily due to a $22.2 million increase in fee revenue, offset by increases of $11.6 million in compensation and benefits and $3.0 million in general and administrative expenses, related to an increase in our overall business activities, and a $2.6 million restructuring charge due to higher facility lease costs than originally estimated. Futurestep operating income as a percentage of fee revenue was 5% in fiscal 2011 as compared to 2% in fiscal 2010.

Other Income, Net

Other income, net decreased by $3.7 million, to $6.4 million in fiscal 2011 compared to $10.1 million in fiscal 2010. The decrease is primarily due to lower net gains on marketable securities classified as trading in fiscal 2011 as compared to fiscal 2010. The decrease in other income, net includes a $3.5 million decrease in gains in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note — 5 Marketable Securities, in the Notes to our Consolidated Financial Statements). Partially offsetting this decline in market value gains was a decrease in the related deferred compensation retirement plan liabilities of $1.9 million, which is included in compensation and benefit expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.5 million in fiscal 2011 as compared to $2.6 million in fiscal 2010.

Income Taxes Provision (Benefit)

The provision for income taxes was $32.7 million in fiscal 2011 compared to a benefit for income taxes of $0.5 million in fiscal 2010. The provision for income taxes in fiscal 2011 reflects a 36% effective tax rate, compared to a 10% tax benefit for fiscal 2010. The effective tax rate in fiscal 2011 is higher when compared to the effective tax rate in fiscal 2010, as we recorded higher income before provision for income taxes during fiscal 2011 compared to fiscal 2010. The effective tax rate for fiscal 2011 is lower when compared to a normalized effective tax rate as we recorded a $2.1 million reversal of a liability related to a state tax provision taken in 2004 due to the state statue expiring. In addition, in fiscal 2010, we recorded a $10.3 million reversal of a liability related to a federal tax position taken in fiscal 2004, offset by an additional provision of $7.5 million for the tax impact of future repatriations of cash dividends and additional valuation allowances on the Company’s current inventory of foreign tax credit carryforwards.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiary, net is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $1.9 million in fiscal 2011 compared to $0.1 million in fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Fee Revenue

Fee Revenue.  Fee revenue decreased $65.8 million, or 10%, to $572.4 million in fiscal 2010 compared to $638.2 million in fiscal 2009. Excluding fee revenue of approximately $40 million in fiscal 2010 from the acquisition of Whitehead Mann and Sensa Solutions, fee revenue would have been $532.4 million in fiscal 2010, a decrease of $105.8 million, or 17% as compared to fiscal 2009. The decrease in fee revenue, excluding fee revenue from these fiscal 2010 acquisitions, was primarily attributable to an 8% decrease in the weighted-average fees billed per engagement during fiscal 2010 as compared to fiscal 2009 and an 8% decrease in the number of executive search engagements billed during the same period, both of which were driven by the depressed global economic conditions in the second half of fiscal 2009 and the first half of fiscal 2010, which continue to have an impact on many of our client’s people initiatives. Exchange rates favorably impacted fee revenues by $4.4 million in fiscal 2010.

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

EMEA reported fee revenue of $137.5 million, a decrease of $5.7 million, or 4%, in fiscal 2010 compared to $143.2 million in fiscal 2009. EMEA’s decrease in fee revenue was driven by a 10% decrease in average fees billed per engagement in fiscal 2010 as compared to fiscal 2009, offset by a 6% increase in the number of engagements billed during the same period. The performance in existing offices in the Netherlands, Italy, United Arab Emirates and Germany were the primary contributors to the decrease in fee revenue in fiscal 2010 in comparison to fiscal 2009. The technology, industrial and financial services sectors experienced the largest decrease in fee revenue in fiscal 2010 as compared to fiscal 2009. Exchange rates unfavorably impacted EMEA fee revenue by $2.0 million in fiscal 2010. The decline in EMEA’s fee revenue as a result of the global economic conditions was partially offset by the fee revenue from the acquisition of Whitehead Mann of approximately $36 million, which is included in EMEA’s results from June 11, 2009, the effective date of the acquisition.

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

Compensation and Benefits

Compensation and benefits expense decreased $29.3 million, or 7%, to $413.3 million in fiscal 2010 from $442.6 million in fiscal 2009. The decrease in compensation and benefits expenses is primarily due to 1) a decrease in the weighted-average compensation in fiscal 2010 as compared to fiscal 2009, primarily driven by a 8% decrease in the average consultant headcount during the same period, 2) a reduction in the bonus provision due to a decrease in our revenue and profitability and 3) a $3.6 million decrease of the bonus provision due to a change in the estimate of bonus payouts. As discussed below in Restructuring Charges, due to our acquisition of Whitehead Mann and the reorganization of our go-to-market and operating structure in EMEA, we implemented a restructuring in fiscal 2010 which further reduced our workforce. Exchange rates unfavorably impacted compensation and benefits expenses by $0.4 million during fiscal 2010.

Executive recruitment compensation and benefits costs decreased $18.2 million, or 5%, to $338.0 million in fiscal 2010 compared to $356.2 million in fiscal 2009 primarily due to a reduction in the bonus provision due to a decrease in revenue and profitability and a decrease in the weighted-average compensation in fiscal 2010 as compared to fiscal 2009, driven by a 5% decrease in the average consultant headcount in fiscal 2010 as compared to fiscal 2009. Exchange rates impacted executive recruitment compensation and benefits expense favorably by $0.7 million. Executive recruitment compensation and benefits expenses, as a percentage of fee revenue, was 67% in fiscal 2010 compared to 66% in fiscal 2009. Compensation and benefits from the acquisition of Whitehead Mann are included in EMEA’s results from June 11, 2009, the effective date of the acquisition.

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

Corporate compensation and benefits expense increased $7.2 million, or 47%, to $22.6 million in fiscal 2010 compared to $15.4 million in fiscal 2009 primarily due to a $14.1 million increase in certain deferred compensation liabilities during fiscal 2010. We hold marketable securities in a trust for settlement of these deferred compensation obligations. The change in marketable securities is included in other income (loss), net, which offsets the increase in compensation and benefits expense created by the change in these deferred compensation liabilities. We have other deferred compensation retirement plan liabilities, which decreased compensation and benefits expense by $9.9 million in fiscal 2010 as compared to fiscal 2009, due to an increase in CSV of COLI and a reduction in salaries.

General and Administrative Expenses

General and administrative expenses decreased $11.6 million, or 9%, to $115.3 million in fiscal 2010 compared to $126.9 million in fiscal 2009. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million in fiscal 2010.

Executive recruitment general and administrative expenses decreased $8.5 million, or 9%, to $83.4 million in fiscal 2010 from $91.9 million in fiscal 2009. The decrease in general and administrative expenses was driven by decreases in bad debt expense of $5.3 million, business development and marketing expenses of $2.1 million and premises and office expense of $1.3 million. The decrease in bad debt expense was due to a higher than normal provision in fiscal 2009 due to the challenging macroeconomic conditions experienced that fiscal year followed by an improvement of economic conditions in fiscal 2010. As a result, our collection efforts and the aging of accounts receivable improved thereby reducing bad debt expense. General expenses decreased primarily due to the decline in our overall business activities as a result of the global economic crisis, including lower premises and office expense due to the closure of offices in the second half of fiscal 2009. Executive recruitment general and administrative expenses, as a percentage of fee revenue, was 17% in both fiscal 2010 and fiscal 2009.

Futurestep general and administrative expenses decreased $6.1 million, or 30%, to $14.4 million in fiscal 2010 compared to $20.5 million in fiscal 2009 primarily due to decreases of $2.7 million in premises and office expense, $2.0 million in miscellaneous expenses including professional services and travel and meeting expenses, $0.9 million in business development expense and $0.4 million in bad debt expense. Premises and office expense decreased due to the closure of offices in the second half of fiscal 2009 and miscellaneous expenses decreased primarily due to the decline in Futurestep’s overall business activities. Bad debt expense decreased due to an overall lower accounts receivable balance contributing to fewer bad debt write-offs during fiscal 2010 as compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 21% in fiscal 2010 compared to 22% in fiscal 2009.

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

Other Income (Loss), Net

Other income (loss), net increased by $24.8 million, to income of $10.1 million in fiscal 2010 compared to a loss of $14.7 million in fiscal 2009. Other income (loss), net is primarily due to $11.1 million of net trading gains on marketable securities in fiscal 2010 as compared to non-cash asset impairment of $15.9 million related to marketable securities, offset by $5.9 million unrealized gains recorded in other income (loss), net upon transfer of marketable securities from available-for-sale to trading during fiscal 2009. There was no such impairment or transfer of marketable securities in fiscal 2010.

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

Income Tax (Benefit) Provision

The benefit for income taxes was $0.5 million in fiscal 2010 compared to a provision for income taxes of $0.4 million in fiscal 2009. The income taxes in fiscal 2010 reflects a 10% tax benefit compared to a 3% effective income tax rate for fiscal 2009. The effective income tax rate in fiscal 2010 is lower when compared to the effective income tax rate in fiscal 2009, primarily due to a $10.3 million reversal of a liability related to a tax position taken in fiscal 2004, offset by an additional provision of $7.5 million for the tax impact of future repatriations of cash dividends and additional valuation allowances on the Company’s current inventory of foreign tax credit carryforwards recorded during fiscal 2010.

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

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries has shown improvement in 2011 but further recovery may be gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.

Although global economic conditions and demand for our services continued to show signs of improvement during fiscal 2011, the demand for executive searches remains slightly below its peak level of 2008. In response to the uncertain economic environment and labor markets, and in an effort to retain positive cash flows, we took steps to align our cost structure with anticipated revenue levels in fiscal 2009 and fiscal 2010. Future adverse changes in our revenue, could require us to institute cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions were to persist over an extended period of time, it might require us to obtain financing to meet our capital needs. We believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.

Cash and cash equivalents and marketable securities were $369.1 million and $296.5 million as of April 30, 2011 and 2010, respectively. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds, U.S. Treasury and agency securities and commercial paper. The primary objectives of the mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of April 30, 2011 and 2010, our marketable securities of $122.2 million and $77.2 million, respectively, included $71.4 million (net of gross unrealized gains and losses of $6.8 million and $0.1 million, respectively) and $69.0 million (net of gross unrealized gains and losses of $3.5 million and $1.5 million, respectively), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $66.3 million and $64.9 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $72.1 million and $69.0 million as of April 30, 2011 and 2010, respectively. As of April 30, 2011, we had marketable securities classified as available-for-sale with a balance of $50.9 million. These securities represent excess cash invested, under our investment policy, with a professional money manager and are available for general corporate purposes.

The net increase in our working capital of $24.9 million as of April 30, 2011 compared to April 30, 2010 is primarily attributable to an increase in cash and cash equivalents and accounts receivable, partially offset by an increase in compensation and benefits payable. Cash provided by operating activities was $95.6 million in fiscal 2011, an increase of $126.4 million, from cash used in operating activities of $30.8 million in fiscal 2010. The increase in cash provided by operating activities is primarily due to an increase in net income of $53.6 million, increases in accounts payable and accrued liabilities of $40.9 million, which is net of bonuses earned in 2009 and paid in fiscal 2011 of $18.4 million, a decrease in deferred income taxes in fiscal 2011 versus an increase in fiscal 2010 resulting in a net positive change of $26.8 million and an increase in receivables of $5.4 million. The increase in net income, accounts payable and accrued liabilities and receivables are due to an increase in fee revenue and engagements billed during fiscal 2011, as compared to fiscal 2010.

In fiscal 2011, the Company accrued bonus expense of $126.3 million which the Company expects to pay in cash during fiscal 2012. In fiscal 2010, the Company accrued bonus expense of $73.3 million, which includes amounts that were fully earned by recipients during that fiscal year, but for which the payment of $5.4 million was delayed due to economic conditions. These delayed payments were recorded to bonus liability and accrued because the underlying bonuses had been fully earned in such periods. The delayed payment of $5.4 million in fiscal 2010 bonuses will result in an increase to cash used in operations when made. Compensation and benefits payable on the Company’s consolidated balance sheet as of April 30, 2011 includes this $5.4 million of bonuses. These bonuses will be paid in December 2011, regardless of whether the recipients continue to be employed by the Company on the relevant payment date and notwithstanding any earlier communications to the recipients to the contrary. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during fiscal 2011, resulting in a corresponding decrease to cash provided by operating activities during fiscal 2011.

Cash used in investing activities was $81.1 million in fiscal 2011, an increase of $57.7 million, from cash used in investing activities of $23.4 million in fiscal 2010. This increase in cash used in investing activities is attributable to a $46.6 million increase in net purchases of marketable securities, a $20.6 million increase in the purchase of property and equipment and an increase in restricted cash of $10.0 million. These increases were partially offset by a reduction of $18.7 million in cash used for acquisitions.

Cash provided by financing activities was $5.9 million in fiscal 2011, a decrease of $2.2 million from cash provided by financing activities of $8.1 million in fiscal 2010. Cash used to repurchase shares of common stock increased by $10.7 million in fiscal 2011 compared to fiscal 2010. This cash used was partially offset by $3.6 million in proceeds from issuances of common stock related to employee stock options and our stock purchase plan, $3.0 million proceeds from exercise of warrants and a $1.9 million increase in tax benefit from exercise of stock options in fiscal 2011 as compared to fiscal 2010. As of April 30, 2011, $24.4 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2011:

		Payments Due in:
			Less Than			More Than
	Note	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Operating lease commitments	15	$219,998	$35,902	$60,000	$44,686	$79,410
Accrued restructuring charges(1)	6	4,747	2,313	1,530	433	471
Interest payments on COLI loans(2)	11	57,414	4,405	8,809	8,804	35,396

Total		$282,159	$42,620	$70,339	$53,923	$115,277

(1)	Represents rent payments, net of sublease income on an undiscounted basis.

(2)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans, ranging from 5.45% to 8.00%.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 7 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements.

Lastly, we have contingent commitments under certain employment agreements that are payable upon termination of employment, described in Note 15 — Commitments and Contingencies, in the Notes to our Consolidated Financial Statements.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of April 30, 2011 and 2010, we held contracts with gross CSV of $143.9 million and $136.0 million, respectively. Generally, we borrow under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $72.9 million and $66.9 million as of April 30, 2011 and 2010, respectively. At April 30, 2011, the net cash value of these policies was $71.0 million of which $57.6 million was held in trust.

Long-Term Debt

During March 2011, we replaced our existing credit facility, which expired on March 14, 2011, with a new Senior Secured Revolving Facility (the “Facility”) which provides an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The new facility matures on March 14, 2014 and prior to each anniversary date, we can request one year extensions, subject to lender consent. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). We pay quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on our leverage ratio. The Facility is secured by substantially all of the assets of our domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of April 30, 2011, we had no borrowings under the Facility; however, we are required to maintain $10.0 million on account with the lender, and provides collateral for the standby letters of credit and potential future borrowings. At April 30, 2011, there were $2.9 million standby letters of credit issued under this Facility.

As of April 30, 2010, we had no borrowings under the previous credit facility; however, there were $8.2 million of standby letters of credit issued under the previous credit facility, for which we pledged cash of $9.0 million.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2011, we recognized foreign currency gains, on an after tax basis, of $0.1 million as compared to fiscal 2010 and 2009, in which we recognized foreign currency losses, on an after tax basis, of $2.0 million and $0.4 million, respectively.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $1.1 million, $1.9 million and $2.6 million, respectively, based on outstanding balances at April 30, 2011. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, correspondingly, our exchange gain would have been $1.1 million, $1.9 million and $2.6 million, respectively, based on outstanding balances at April 30, 2011.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2011 and 2010, we had no outstanding borrowings under our Facility. We had $72.9 million and $66.9 million of borrowings against the CSV of COLI contracts as of April 30, 2011 and 2010, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(a) Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) are effective.

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

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2011 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a “Code of Business Conduct and Ethics,” which is applicable to our directors, chief executive officer and senior financial officers, including our principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.kornferry.com. We intend to post amendments to or waivers to this Code of Business Conduct and Ethics on our website when adopted. Upon written request, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Requests should be directed to Korn/Ferry International, 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Peter Dunn.

Item 11.	Executive Compensation

The information required by this Item will be included in our 2011 Proxy Statement, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2011 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and elsewhere in our 2011 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.

Page

1.	Index to Financial Statements:
	See Consolidated Financial Statements included as part of this Form 10-K and Schedule II — Valuation and Qualifying Accounts. Pursuant to Rule 7-05 of Regulation S-X, the other schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements	F-1

Exhibits:

Exhibit
Number		Description

3	.1+	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999.
3	.2+	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
3	.3+	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 29, 2009.
4	.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.
4	.2+	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
10	.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and Directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement of Form S-1 (No. 333-61697), effective February 10, 1999.
10	.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10	.11*+	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001.
10	.12*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

Exhibit
Number		Description

10	.13*+	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10	.14*+	Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10	.15*+	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003.
10	.16*+	Employee Stock Purchase Plan filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003.
10	.17*+	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.18+	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.19*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10	.20+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006.
10	.21*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10	.22*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10	.23*+	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.
10	.24*+	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006.
10	.25*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.26*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10	.27*+	Employment Agreement between the Company and Stephen J. Giusto, dated October 10, 2007, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10	.28*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10	.29*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.
10	.30*+	Employment Agreement between the Company and Michael A. DiGregorio dated April 30, 2009.
10	.31*+	Korn/Ferry Amended and Restated 2008 Stock Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-161844), filed September 10, 2009.
10	.32*+	Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.
10	.33*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.
10	.34*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10	.35*+	Letter Agreement dated June 25, 2009, by and among the Company and Robert McNabb, modifying the terms of Mr. McNabb’s Employment Agreement, dated October 1, 2003, as renewed and amended on September on September 29, 2006.

Exhibit
Number		Description

10	.36*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009.
10	.37*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010.
21.1		Subsidiaries of Korn/Ferry International.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney (contained on signature page).
31.1		Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2		Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1		Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By:	/s/ Michael A. DiGregorio
Michael A. DiGregorio
Executive Vice President and
Chief Financial Officer

Date: June 29, 2011

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

Signature	Title	Date

/s/ Kenneth Whipple Kenneth Whipple	Chairman of the Board and Director	June 29, 2011

/s/ Gary D. Burnison Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 29, 2011

/s/ Michael A. DiGregorio Michael A. DiGregorio	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 29, 2011

/s/ Mark Neal Mark Neal	Senior Vice President, Finance (Principal Accounting Officer)	June 29, 2011

/s/ Denise Kingsmill Denise Kingsmill	Director	June 29, 2011

/s/ Edward D. Miller Edward D. Miller	Director	June 29, 2011

Signature	Title	Date

/s/ Debra Perry Debra Perry	Director	June 29, 2011

/s/ Gerhard Schulmeyer Gerhard Schulmeyer	Director	June 29, 2011

/s/ George T. Shaheen George T. Shaheen	Director	June 29, 2011

/s/ Harry L. You Harry L. You	Director	June 29, 2011

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2011.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2011 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011, a copy of which is included in this Annual Report on Form 10-K.

June 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011 and our report dated June 29, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 29, 2011

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business acquisitions effective May 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
June 29, 2011

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2011	2010
	(In thousands, except per share data)

ASSETS
Cash and cash equivalents	$246,856	$219,233
Marketable securities	20,868	4,114
Receivables due from clients, net of allowance for doubtful accounts of $9,977 and $5,983, respectively	128,859	107,215
Income taxes and other receivables	5,138	6,292
Deferred income taxes	10,214	20,844
Prepaid expenses and other assets	29,662	23,166

Total current assets	441,597	380,864

Marketable securities, non-current	101,363	73,105
Property and equipment, net	43,142	24,963
Cash surrender value of company owned life insurance policies, net of loans	70,987	69,069
Deferred income taxes	64,418	59,742
Goodwill	183,952	172,273
Intangible assets, net	22,289	25,425
Investments and other assets	43,932	21,657

Total assets	$971,680	$827,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,504	$11,148
Income taxes payable	4,674	6,323
Compensation and benefits payable	173,097	131,550
Other accrued liabilities	43,591	49,062

Total current liabilities	233,866	198,083
Deferred compensation and other retirement plans	139,558	123,794
Other liabilities	19,919	13,879

Total liabilities	393,343	335,756

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 59,101 and 57,614 shares issued and 47,003 and 45,979 shares outstanding, respectively	404,703	388,717
Retained earnings	148,494	90,220
Accumulated other comprehensive income, net	25,660	12,934

Stockholders’ equity	578,857	491,871
Less: notes receivable from stockholders	(520)	(529)

Total stockholders’ equity	578,337	491,342

Total liabilities and stockholders’ equity	$971,680	$827,098

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2011	2010	2009
	(In thousands, except per share data)

Fee revenue	$744,249	$572,380	$638,223
Reimbursed out-of-pocket engagement expenses	32,002	27,269	37,905

Total revenue	776,251	599,649	676,128

Compensation and benefits	507,405	413,340	442,632
General and administrative expenses	116,494	115,280	126,882
Out-of-pocket engagement expenses	51,766	41,585	49,388
Depreciation and amortization	12,671	11,493	11,583
Restructuring charges, net	2,130	20,673	41,915

Total operating expenses	690,466	602,371	672,400

Operating income (loss)	85,785	(2,722)	3,728
Other income (loss), net	6,454	10,066	(14,738)
Interest expense, net	(2,535)	(2,622)	(1,063)

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	89,704	4,722	(12,073)
Income tax provision (benefit)	32,692	(485)	384
Equity in earnings of unconsolidated subsidiaries, net	1,862	91	2,365

Net income (loss)	$58,874	$5,298	$(10,092)

Earnings (loss) per common share:
Basic	$1.30	$0.12	$(0.23)

Diluted	$1.27	$0.12	$(0.23)

Weighted-average common shares outstanding:
Basic	45,205	44,413	43,522

Diluted	46,280	45,457	43,522

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income, Net	Total
	(In thousands)

Balance at May 1, 2008	44,593	$358,568	$95,014	$43,097	$496,679
Comprehensive loss:
Net loss	—	—	(10,092)	—	(10,092)
Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	—	—	—	(3,624)	(3,624)
Reclassification of unrealized losses on marketable securities, net of taxes to other-than-temporary impairment and upon transfer of securities from available-for-sale to trading	—	—	—	5,514	5,514
Foreign currency translation adjustments	—	—	—	(40,685)	(40,685)
Defined benefit pension plan	—	—	—	1,983	1,983

Total comprehensive loss					(46,904)

Purchase of stock	(709)	(9,588)	—	—	(9,588)
Issuance of stock	845	3,609	—	—	3,609
Stock-based compensation	—	16,495	—	—	16,495
Tax expense from exercise of stock options	—	(654)	—	—	(654)

Balance at April 30, 2009	44,729	368,430	84,922	6,285	459,637
Comprehensive income:
Net income	—	—	5,298	—	5,298
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	15,377	15,377
Defined benefit pension plan	—	—	—	(8,728)	(8,728)

Total comprehensive income					11,947

Purchase of stock	(226)	(3,136)	—	—	(3,136)
Issuance of stock	1,476	6,526	—	—	6,526
Stock-based compensation	—	17,508	—	—	17,508
Tax expense from exercise of stock options	—	(611)	—	—	(611)

Balance at April 30, 2010	45,979	388,717	90,220	12,934	491,871
Comprehensive income:
Net income	—	—	58,874	—	58,874
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	16,739	16,739
Defined benefit pension plan	—	—	—	(4,048)	(4,048)
Unrealized gains on marketable securities	—	—	—	35	35

Total comprehensive income					71,600

Exercise of warrants	274	2,983	—	—	2,983
Purchase of stock	(934)	(13,844)	—	—	(13,844)
Issuance of stock	1,684	10,084	—	—	10,084
Stock-based compensation	—	15,476	—	—	15,476
Tax benefit from exercise of stock options	—	1,287	—	—	1,287
Payment of dividends by majority owned consolidated subsidiaries	—	—	(600)	—	(600)

Balance at April 30, 2011	47,003	$404,703	$148,494	$25,660	$578,857

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$58,874	$5,298	$(10,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,671	11,493	11,583
Stock-based compensation expense	15,547	17,729	16,301
Impairment of intangible assets	880	—	—
Loss on disposition of property and equipment	80	323	3,740
Provision for doubtful accounts	7,650	3,340	9,127
(Gain) loss on cash surrender value of life insurance policies	(6,246)	(9,558)	3,578
Gain on marketable securities classified as trading	(7,599)	(11,137)	—
Change in fair value of acquisition-related contingent consideration	(4,919)	—	—
Realized loss on available-for-sale marketable securities	—	—	5,040
Other-than-temporary impairment on available-for-sale securities, net of unrealized gains reclassified to other income upon the transfer of available-for-sale securities to trading	—	—	9,967
Deferred income taxes	5,954	(20,862)	(4,354)
Change in other assets and liabilities:
Deferred compensation	11,716	15,828	(3,085)
Receivables	(28,140)	(33,516)	44,639
Prepaid expenses	(6,496)	(4,198)	(1,340)
Investment in unconsolidated subsidiaries	(1,862)	(91)	(2,365)
Income taxes payable	(1,686)	2,844	(18,909)
Accounts payable and accrued liabilities	40,109	(783)	(82,236)
Other	(899)	(7,556)	21,577

Net cash provided by (used in) operating activities	95,634	(30,846)	3,171

Cash flows from investing activities:
Purchase of property and equipment	(27,889)	(7,282)	(11,947)
Purchase of intangible assets	—	(3,481)	—
Purchase of marketable securities	(65,964)	(4,163)	(23,449)
Proceeds from sales/maturities of marketable securities	28,618	13,374	19,345
Change in restricted cash	(10,007)	—	—
Cash paid for acquisitions, net of cash acquired and contingent consideration	—	(18,734)	(12,900)
Payment of contingent consideration from acquisitions	(5,795)	(2,405)	—
Premiums on life insurance policies	(1,702)	(1,711)	(1,781)
Dividends received from unconsolidated subsidiaries	1,608	958	2,952

Net cash used in investing activities	(81,131)	(23,444)	(27,780)

Cash flows from financing activities:
Payments on life insurance policy loans	—	(183)	(770)
Borrowings under life insurance policies	6,039	5,500	1,721
Purchase of common stock	(13,844)	(3,136)	(9,588)
Proceeds from exercise of warrants	2,983	—	—
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	10,084	6,526	3,609
Tax benefit (expense) from exercise of stock options	1,287	(611)	(654)
Payment of dividends by majority owned consolidated subsidiaries	(600)	—	—

Net cash provided by (used in) financing activities	5,949	8,096	(5,682)

Effect of exchange rate changes on cash and cash equivalents	7,171	10,427	(20,005)

Net increase (decrease) in cash and cash equivalents	27,623	(35,767)	(50,296)
Cash and cash equivalents at beginning of year	219,233	255,000	305,296

Cash and cash equivalents at end of year	$246,856	$219,233	$255,000

Supplemental cash flow information:
Cash used to pay interest	$4,834	$3,992	$5,969

Cash used to pay income taxes	$25,329	$8,111	$24,369

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive recruitment, outsourced recruiting and leadership and talent consulting on a retained basis. The Company’s worldwide network of 76 offices in 35 countries enables it to meet the needs of its clients in all industries.

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods.

Investments in affiliated companies which are 50% or less owned and where the Company exercises significant influence over operations are accounted for using the equity method. Dividends received from our unconsolidated subsidiary in Mexico were approximately $1.6 million, $1.0 million and $3.0 million during fiscal 2011, 2010 and 2009, respectively.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations. The most significant areas that require management judgment are revenue recognition, deferred compensation, annual performance related compensation, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment and leadership and talent consulting services. Fee revenue from recruitment activities is generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. The Company generally bills clients in three monthly installments commencing the month of client acceptance. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflects the final actual compensation of the placed executive. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. Fee revenue from leadership and talent consulting services is recognized as earned.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash

The Company had $10.0 million of restricted cash at April 30, 2011, related to its existing credit facility (see Note 11), which is included in investments and other assets in the accompanying 2011 balance sheet.

Marketable Securities

The Company classifies its marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Certain investments, which the Company intends to sell within the next twelve months, are carried as current assets. Realized capital gains (losses) on investments are determined by specific identification. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded in the statement of operations in other income (loss), net.

Considering the increase in investment activity, on April 30, 2009, the Company transferred certain securities previously classified as available-for-sale to trading. The securities were transferred at fair value on April 30, 2009, which became the new cost basis of the securities. Unrealized gains of $5.9 million at the date of the transfer were reversed from accumulated other comprehensive income (loss) and recognized in the statement of operations. The transfer did not have an impact on the Company’s financial position.

Available-for-sale securities consist of corporate bonds, U.S. Treasury and agency securities and commercial paper. The changes in fair values, net of applicable taxes, are recorded as unrealized gains as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During fiscal 2011 and 2010, no other-than-temporary impairment was recognized, compared to a write-down of $15.9 million during fiscal 2009 (see Note 5).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Acquisitions

Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. The results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (generally not longer than twelve months). Purchased intangible assets with finite lives are amortized over their estimated useful lives. Effective May 1, 2009, the Company adopted Accounting Standards Codification 805, Business Acquisitions, which requires that acquisition-related transaction and restructuring costs be charged to expense as incurred, and changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration and bargain purchases for acquisitions completed after the adoption date. The Company applied this new guidance to its acquisition of Whitehead Mann and SENSA Solution, Inc., which were acquired in fiscal 2010. During fiscal 2011, the Company recorded a $4.9 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition, as a component of general and administrative expenses.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset, or the lease term, whichever is shorter. Software development costs for internal use are capitalized and, once placed in service, amortized using the straight-line method over the estimated useful life, generally three to seven years. All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2011, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment in the fourth quarter of fiscal 2011.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. During fiscal 2011, the Company wrote-off a trademark no longer in use with a net book value of $0.9 million. As of April 30, 2011 and 2010, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying statements of operations consist of compensation and benefits paid to consultants, executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the annual performance related bonus paid to consultants. Compensation and benefits are recognized when incurred. Management estimates annual performance related bonuses on a quarterly basis based on projected individual performance, analysis of Company performance and additional considerations such as competitive information and material economic developments. At the end of each fiscal year, the Company then determines annual bonuses based upon final Company and individual performance and other factors, such as attainment of strategic objectives and individual performance appraisals. Management reevaluates the estimates up to the payment date, and any changes in the estimate are reported in current operations. The performance related bonus expense was $126.3 million, $73.3 million and $89.3 million for the years ended April 30, 2011, 2010 and 2009, respectively. The change in the previous years estimate recorded in fiscal 2011, 2010 and 2009 was a decrease of $2.0 million, $3.6 million and $4.0 million, respectively. These annual performance related bonuses are generally paid within twelve months following the fiscal year end though the Company deferred certain bonuses earned in fiscal 2009 and fiscal 2010. The bonuses deferred in fiscal 2009 were paid in December 2010 and the bonuses deferred in fiscal 2010 will be paid in December 2011. Other expenses included in compensation and benefits expense are due to changes in the deferred compensation liabilities and cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

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

Cash Surrender Value of Life Insurance

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2011 and 2010, the Company held contracts with gross CSV of $143.9 million and $136.0 million, offset by outstanding policy loans of $72.9 million and $66.9 million, respectively. If these insurance companies were to become insolvent, the Company would be considered a general creditor for $31.0 million and $32.3 million of net CSV as of April 30, 2011 and 2010, respectively; therefore, these assets are subject to risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges

The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency gains, on an after tax basis, included in net income (loss), were $0.1 million during fiscal 2011. Foreign currency losses, on an after tax basis, included in net income (loss), were $2.0 million and $0.4 million during fiscal 2010 and 2009, respectively.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more-likely-than-not to be realized.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2011 and 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading, are obtained from quoted market prices and the fair values of marketable securities classified as available-for-sale, are obtained from a third party, which are based on quoted prices or market prices for similar assets. As of April 30, 2010, the Company also held auction rate securities (“ARS”) and a related put option. The fair value for these instruments are determined by the use of pricing models (see Note 5). The ARS were redeemed at full value during fiscal 2011.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, receivables due from clients and net cash surrender value due from insurance companies, which is discussed above. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company is consolidating cash balances with a small number of high quality global financial institutions to increase operational efficiencies and to improve risk management. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2011 and 2010, the Company had no other significant credit concentrations.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted the new guidance on February 1, 2010. The adoption did not impact the Company’s financial position, results of operations or liquidity.

2.	Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During fiscal 2011 and 2010, SARs and options to purchase 0.39 million shares and 1.48 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. Due to the loss attributable to common stockholders during fiscal 2009, no potentially dilutive shares are included in the loss per share calculation as including such shares in the calculation would be anti-dilutive.

The following table summarizes basic and diluted earnings (loss) per share calculations:

	Year Ended April 30,
	2011	2010	2009
	(In thousands, except per share data)

Net earnings (loss) attributable to common stockholders	$58,874	$5,298	$(10,092)

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	45,205	44,413	43,522
Effect of dilutive securities:
Restricted stock	646	587	—
Stock options	425	401	—
ESPP	4	3	—
Warrants	—	53	—

Diluted weighted-average number of common shares outstanding	46,280	45,457	43,522

Net earnings (loss) per common share:
Basic earnings (loss) per share	$1.30	$0.12	$(0.23)

Diluted earnings (loss) per share	$1.27	$0.12	$(0.23)

3.	Comprehensive Income

Comprehensive income is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends), and is reported in the accompanying consolidated statements of stockholders’ equity.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accumulated other comprehensive income were as follows:

	April 30,
	2011	2010
	(In thousands)

Foreign currency translation adjustments	$35,639	$18,900
Defined benefit pension adjustments, net of taxes	(10,014)	(5,966)
Unrealized gains on marketable securities, net of taxes	35	—

Accumulated other comprehensive income	$25,660	$12,934

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Restricted stock	$14,090	$16,470	$15,633
Stock options and SARs	1,028	853	210
ESPP	429	406	458

Total stock-based compensation expense, pre-tax	15,547	17,729	16,301
Tax benefit from stock-based compensation expense	(5,675)	(6,471)	(5,950)

Total stock-based compensation expense, net of tax	$9,872	$11,258	$10,351

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

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Year Ended April 30,
	2011	2010	2009

Expected volatility	47.67%	48.91%	44.11%
Risk-free interest rate	1.83%	2.53%	3.27%
Expected option life (in years)	5.00	5.00	4.25
Expected dividend yield	0.00%	0.00%	0.00%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Option and SARs

Stock options and SAR transactions under the Company’s stock incentive plans were as follows:

	April 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
	(In thousands, except per share data)

Outstanding, beginning of year	2,723	$14.72	3,113	$14.83	3,564	$14.79
Granted	211	$13.97	621	$11.26	6	$14.54
Exercised	(625)	$12.81	(531)	$8.21	(127)	$8.91
Forfeited/expired	(476)	$20.55	(480)	$18.14	(330)	$16.61

Outstanding, end of year	1,833	$13.78	2,723	$14.72	3,113	$14.83

Exercisable, end of year	1,219	$14.64	2,142	$15.68	3,042	$14.74

As of April 30, 2011, the aggregate intrinsic value of options outstanding and options exercisable were $12.7 million and $7.4 million, respectively.

Included in the table above are 17,303 SARs outstanding and exercisable as of April 30, 2011 with a weighted-average exercise price of $9.46. As of April 30, 2011, there was $2.5 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.4 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding stock options and SARs are summarized below:

	April 30, 2011
	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average			Average
		Remaining	Weighted-		Remaining	Weighted-
		Contractual	Average		Contractual	Average
		Life	Exercise		Life	Exercise
Range of Exercise Prices	Shares	(In years)	Price	Shares	(In years)	Price
	(In thousands, except per share data)

$ 6.26 - $ 9.55	365	1.8	$7.87	365	1.8	$7.87
$ 9.56 - $13.82	455	5.0	$10.32	108	4.4	$10.61
$13.83 - $17.97	607	4.6	$16.06	352	3.5	$17.35
$17.98 - $24.08	406	3.6	$19.55	394	3.5	$19.59

	1,833	3.9	$13.78	1,219	3.1	$14.64

Additional information pertaining to stock options and SARs:

	Year Ended April 30,
	2011	2010	2009
	(In thousands, except per share data)

Weighted-average fair value per share of stock options granted	$6.07	$5.07	$5.77
Total fair value of stock options and SARs vested	$747	$612	$1,986
Total intrinsic value of stock options exercised	$5,164	$2,631	$640
Total intrinsic value of SARs paid	$178	$75	$—

Restricted Stock

The Company grants time-based restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Time-based restricted stock is granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company also grants performance-based restricted stock to executive officers and other senior employees, which vest after three years if the Company meets a specific target relative to other companies in its selected peer group. The fair value of these performance-based restricted stock awards was determined by a third-party valuation using extensive market data. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as upon commencement of employment.

Restricted stock activity is summarized below:

	April 30,
	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(In thousands, except per share data)

Non-vested, beginning of year	2,480	$9.93	2,387	$15.50	1,952	$22.01
Granted	562	$15.12	1,017	$10.57	1,288	$17.57
Vested	(920)	$15.32	(754)	$20.43	(602)	$21.25
Forfeited/expired	(115)	$14.83	(170)	$17.91	(251)	$19.67

Non-vested, end of year	2,007	$8.64	2,480	$9.93	2,387	$15.50

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of April 30, 2011, there was $17.3 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.9 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During fiscal 2011 and 2010, 211,315 shares and 151,864 shares of restricted stock totaling $3.2 million and $1.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During fiscal 2011, 2010 and 2009, employees purchased 153,913 shares at $14.13 per share, 209,840 shares at $10.66 per share and 209,510 shares at $11.78 per share, respectively. At April 30, 2011, the ESPP had approximately 0.2 million shares available for future issuance.

5.	Marketable Securities

As of April 30, 2011 marketable securities consisted of the following:

		Available-for-
	Trading	Sale(2)	Total
	(In thousands)

Mutual funds(1)	$71,363	$—	$71,363
Corporate bonds	—	40,444	40,444
U.S. Treasury and agency securities	—	9,424	9,424
Commercial paper	—	1,000	1,000

Total	71,363	50,868	122,231
Less: current portion of marketable securities	(5,081)	(15,787)	(20,868)

Non-current marketable securities	$66,282	$35,081	$101,363

As of April 30, 2010 marketable securities consisted of the following:

		Available-for-
	Trading	Sale	Total
	(In thousands)

Mutual funds(1)	$69,019	$—	$69,019
Auction rate securities	7,455	—	7,455
Auction rate securities put option	745	—	745

Total	77,219	—	77,219
Less: current portion of marketable securities	(4,114)	—	(4,114)

Non-current marketable securities	$73,105	$—	$73,105

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $5.1 million and $4.1 million classified as current assets as of April 30, 2011 and 2010, respectively (see Note 7).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.

As of April 30, 2011, amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)

Corporate bonds	$40,369	$107	$(32)	$40,444
U.S. Treasury and agency securities	9,427	10	(13)	9,424
Commercial paper	1,000	—	—	1,000

Total	$50,796	$117	$(45)	$50,868

Investments in marketable securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2011 and 2010, the Company’s investments associated with cash equivalents, including restricted cash consist of money market funds for which market prices are readily available. As of April 30, 2011 and 2010, the Company’s investments in marketable securities, consisting of mutual funds, were classified as trading, for which market prices are readily available. As of April 30, 2011, marketable securities classified as available-for-sale consist of corporate bonds, U.S. Treasury and agency securities and commercial paper, with maturities ranging from one month to three years, for which market prices for similar assets are readily available. Also classified as trading were ARS, reflected at fair value, as of April 30, 2010, which were redeemed at full value during fiscal 2011.

As of April 30, 2011 and 2010, the Company’s marketable securities included $71.4 million (net of gross unrealized gains and losses of $6.8 million and $0.1 million, respectively) and $69.0 million (net of gross unrealized gains and losses of $3.5 million and $1.5 million, respectively), respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $66.3 million and $64.9 million, respectively, are classified as non-current. The Company’s obligations for which these assets were held in trust totaled $72.1 million and $69.0 million as of April 30, 2011 and 2010, respectively.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	April 30, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents, including restricted cash	$120,840	$120,840	$—	$—
Mutual funds	71,363	71,363	—	—
Corporate bonds	40,444	—	40,444	—
U.S. Treasury and agency securities	9,424	—	9,424	—
Commercial paper	1,000	—	1,000	—

Total	$243,071	$192,203	$50,868	$—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	April 30, 2010
	Total	Level 1	Level 2	Level 3
	(In thousands)

Cash equivalents	$148,238	$148,238	$—	$—
Mutual funds	69,019	69,019	—	—
Auction rate securities	7,455	—	—	7,455
Auction rate securities put option	745	—	—	745

Total	$225,457	$217,257	$—	$8,200

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	April 30,
Auction Rate Securities	2011	2010
	(In thousands)

Balance, beginning of year	$8,200	$12,425
Auction rate securities put option	(745)	(351)
Realized gain included in operations	745	—
Unrealized gain included in operations	—	351
Sale of securities	(8,200)	(4,225)

Balance, end of year	$—	$8,200

6.	Restructuring Charges, Net

During fiscal 2010, the Company implemented a restructuring plan to eliminate redundancies as a result of the acquisition of Whitehead Mann Limited and Whitehead Mann SAS, together referred to as Whitehead Mann (“WHM”) and reorganized its go-to-market and operating structure in the Europe, Middle East and Africa (“EMEA”) region. These initiatives resulted in restructuring charges of $25.8 million against operations during fiscal 2010, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010. The Company’s basic and diluted earnings per share for fiscal 2010 would have decreased by $0.07 per share had reductions of previously recorded restructuring charges of $5.1 million (or $3.2 million, net of taxes) not been recorded.

During fiscal 2011, the Company increased previously recorded restructuring charges resulting in net restructuring costs of $2.1 million. The increase in restructuring expenses primarily relates to higher facility costs than originally recorded. The Company’s basic and diluted earnings per share for fiscal 2011 would have increased by $0.03 per share had increases of previously recorded restructuring charges of $2.1 million (or $1.3 million, net of taxes) not been recorded.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(In thousands)

Liability as of April 30, 2009	$10,554	$12,807	$23,361
Additions charged to expense	15,940	9,835	25,775
Other reductions, net	(2,331)	(2,771)	(5,102)
Reductions for cash payments	(21,849)	(8,691)	(30,540)
Non-cash items	(370)	(452)	(822)
Exchange rate fluctuations	770	367	1,137

Liability as of April 30, 2010	2,714	11,095	13,809
Other (reductions) increases, net	(299)	2,429	2,130
Reductions for cash payments	(1,518)	(9,979)	(11,497)
Exchange rate fluctuations	81	398	479

Liability as of April 30, 2011	$978	$3,943	$4,921

As of April 30, 2011 and 2010, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $2.1 million and $5.2 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next seven years.

The restructuring liability by segment is summarized below:

	April 30, 2011
	Severance	Facilities	Total
	(In thousands)

Executive Recruitment
North America	$—	$91	$91
Europe, Middle East and Africa (“EMEA”)	857	2,312	3,169
Asia Pacific	—	328	328
South America	114	—	114

Total Executive Recruitment	971	2,731	3,702
Futurestep	7	1,212	1,219

Liability as of April 30, 2011	$978	$3,943	$4,921

	April 30, 2010
	Severance	Facilities	Total
	(In thousands)

Executive Recruitment
North America	$5	$845	$850
EMEA	2,429	7,816	10,245
Asia Pacific	—	773	773
South America	115	—	115

Total Executive Recruitment	2,549	9,434	11,983
Futurestep	165	1,661	1,826

Liability as of April 30, 2010	$2,714	$11,095	$13,809

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

The total long-term benefit obligations for these plans were as follows:

	Year Ended April 30,
	2011	2010
	(In thousands)

Deferred compensation plans	$66,637	$60,890
Pension plan	3,815	3,483
Retirement plans	3,153	2,611
Executive Capital Accumulation Plan	65,953	56,810

Total long-term benefit obligations	$139,558	$123,794

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

Accounting for Deferred Compensation and Pension Plans

During fiscal 2011, the Company recorded an increase in deferred compensation and pension plan liabilities of $6.7 million, a decrease in accumulated other comprehensive income of $4.1 million and a net decrease of $2.6 million in deferred income taxes.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2010, the Company recorded an increase in deferred compensation and pension plan liabilities of $13.4 million, a decrease in accumulated other comprehensive income of $8.7 million and a net decrease of $4.7 million in deferred income taxes.

Deferred Compensation Plan

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$64,890	$52,149	$54,749
Service cost	137	339	696
Interest cost	3,495	3,557	3,432
Plan participants’ contributions with interest	65	194	367
Actuarial loss (gain)	6,764	12,848	(3,263)
Benefits paid	(5,032)	(4,197)	(3,832)

Benefit obligation, end of year	70,319	64,890	52,149
Less: current portion of benefit obligation	(3,682)	(4,000)	(3,782)

Non-current benefit obligation	$66,637	$60,890	$48,367

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Service cost	$137	$339	$696
Interest cost	3,495	3,557	3,432
Amortization of actuarial loss	422	—	—
Amortization of net transition obligation	—	—	212

Net periodic benefit cost	$4,054	$3,896	$4,340

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2011	2010	2009

Discount rate, beginning of year	5.61%	7.10%	6.50%
Discount rate, end of year	4.94%	5.61%	7.10%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Change in benefit obligation:
Benefit obligation, beginning of year	$3,630	$3,125	$3,119
Interest cost	197	214	196
Actuarial loss (gain)	307	503	(4)
Benefits paid	(182)	(212)	(186)

Benefit obligation, end of year	3,952	3,630	3,125
Less: current portion of benefit obligation	(137)	(147)	(151)

Non-current benefit obligation	$3,815	$3,483	$2,974

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Interest cost	$197	$214	$196
Amortization of actuarial gain	(2)	(78)	(84)

Net periodic benefit cost	$195	$136	$112

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2011	2010	2009

Discount rate, beginning of year	5.61%	7.10%	6.50%
Discount rate, end of year	4.94%	5.61%	7.10%
Rate of compensation increase	0.00%	0.00%	0.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

	Deferred
	Compensation	Pension
Year Ending April 30,	Plans	Benefits
	(In thousands)

2012	$5,182	$252
2013	5,431	273
2014	5,881	294
2015	5,763	304
2016	5,762	299
2017-2021	26,919	1,333

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in six foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011 and 2010 is $3.2 million for 155 participants and $2.6 million for 120 participants, respectively. The Company’s contribution to these plans was $0.9 million and $0.4 million in fiscal 2011 and 2010, respectively.

Executive Capital Accumulation Plan (“ECAP”)

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis, or make an after-tax contribution. In addition, the Company, under its incentive plans, makes discretionary contributions into the ECAP and such contributions are granted to key employees annually based on the employee’s performance. In addition, certain key management may receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The Company operates two similar plans in Asia Pacific and Canada.

The Company made contributions to the ECAP during fiscal 2011, 2010 and 2009, of $0.4 million, $1.9 million and $15.1 million, respectively. The Company expects to make an ECAP contribution of approximately $15 million in fiscal year 2012. In addition, the Company may make additional ECAP contributions in fiscal 2012 if key employees are hired.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2011 and 2010, deferred compensation liability increased; therefore the Company recognized compensation expenses of $6.7 million and $8.9 million, respectively. During fiscal 2009, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expenses of $10.5 million.

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2011	2010
	(In thousands)

Balance, beginning of year	$57,871	$45,102
Employee contributions	2,403	2,493
Amortization of employer contributions	6,525	8,456
Gain on investment	6,667	8,875
Employee distributions	(6,567)	(7,627)
Exchange rate translations	315	572

Balance, end of year	67,214	57,871
Less: current portion	(1,261)	(1,061)

Non-current portion, end of year	$65,953	$56,810

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation, as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company expects to make a $1.2 million matching contribution for the year ended April 30, 2011. The Company did not make a matching contribution during the years ended April 30, 2010 or 2009.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company Owned Life Insurance

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans. The gross CSV of these contracts of $143.9 million and $136.0 million is offset by outstanding policy loans of $72.9 million and $66.9 million in the accompanying consolidated balance sheets as of April 30, 2011 and 2010, respectively. Total death benefits payable, net of loans under COLI contracts, were $195.7 million and $197.4 million at April 30, 2011 and 2010, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2011, COLI contracts with a net CSV of $57.6 million and death benefits payable, net of loans, of $113.6 million were held in trust for these purposes.

8.	Income Taxes

The provision (benefit) for income taxes is based on reported income (loss) before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision (benefit) for domestic and foreign income taxes were as follows:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Current income taxes:
Federal	$7,606	$862	$3,378
State	5,714	2,281	601
Foreign	11,826	6,738	4,859

Current provision for income taxes	25,146	9,881	8,838
Deferred income taxes:
Federal	(2,442)	(2,729)	(4,459)
State	830	(1,303)	(1,002)
Foreign	9,158	(6,334)	(2,993)

Deferred provision (benefit) for income taxes	7,546	(10,366)	(8,454)

Total provision (benefit) for income taxes	$32,692	$(485)	$384

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Domestic	$56,741	$10,669	$(7,806)
Foreign	32,963	(5,947)	(4,267)

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$89,704	$4,722	$(12,073)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2011	2010	2009

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits generated	1.9	52.9	48.8
Income subject to net differing foreign tax rates	(3.8)	52.6	(27.8)
COLI increase, net	(2.8)	(69.8)	(1.3)
Repatriation of foreign earnings	0.1	38.5	—
State income taxes, net of federal benefit	4.6	13.8	2.2
Adjustments for contingencies and valuation allowance	4.8	52.7	(54.7)
Tax exempt interest income	—	(0.7)	2.0
Expense disallowances	0.5	7.5	(3.4)
Uncertain tax position reserve reversal	(2.3)	(208.8)	—
Other	(1.6)	16.0	(4.0)

Effective income tax rate	36.4%	(10.3)%	(3.2)%

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities are as follows:

	April 30,
	2011	2010
	(In thousands)

Deferred tax assets:
Deferred compensation	$64,333	$64,984
Loss and credit carryforwards	33,834	35,439
Allowance for doubtful accounts	1,797	1,020
Property and equipment	371	739
Deferred rent	6,422	1,488
Other	4,664	4,293

Gross deferred tax assets	111,421	107,963

Deferred tax liabilities:
Intangibles	(8,228)	(6,340)
Unrealized gain	(2,393)	—

Gross deferred tax liabilities	(10,621)	(6,340)

Valuation allowances	(26,168)	(21,037)

Net deferred tax asset	$74,632	$80,586

Certain deferred tax amounts and valuation allowances were reclassified during fiscal 2011 based on differences between fiscal 2010 provision and related tax return filings. Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2011	2010
	(In thousands)

Current:
Deferred tax assets	$10,214	$20,844
Deferred tax liabilities	—	—

Current deferred tax asset, net	10,214	20,844

Non-current:
Deferred tax asset	101,207	87,119
Deferred tax liabilities	(10,621)	(6,340)

Non-current deferred tax asset, gross	90,586	80,779
Valuation allowance	(26,168)	(21,037)

Non-current deferred tax asset, net	64,418	59,742

Net deferred tax assets	$74,632	$80,586

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain operating and capital losses and has, therefore, established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

The following details the scheduled expiration dates of the Company’s net operating loss and tax credit carryforwards:

	April 30, 2011
	2011	2016
	through	through
	2015	2025	Indefinite	Total
	(In thousands)

Foreign net operating loss carryforwards	$19,204	$6,927	$56,659	$82,790
State taxing jurisdiction net operating loss carryforwards	1,289	22,004	105	23,398
Foreign tax credit	1,610	2,447	—	4,057
Federal capital loss carryforwards	7,968	—	—	7,968

During fiscal 2011 and 2010, the Company made an accrual to reflect the Company’s decision to repatriate an additional portion of its previously undistributed foreign earnings, which resulted in a tax expense of $0.4 million and $3.5 million, respectively. No accrual was made in fiscal 2009. Other than these amounts, the Company has not provided for U.S. deferred income taxes on approximately $101.1 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. However, an estimate of these taxes is not practicable.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters. During fiscal 2011 and 2010, the Company reversed a $2.1 million and $10.3 million reserve for a previous uncertain tax position, as the state and federal statute of limitations expired, respectively. As of April 30, 2010 and 2009, the Company had unrecognized tax benefits of $3.5 million and $13.4 million, respectively, which are included in the accompanying consolidated balance sheet — income taxes payable.

Changes in the unrecognized tax benefits are as follows:

	Year Ended April 30,
	2011	2010	2009
	(In thousands)

Unrecognized tax benefits, beginning of year	$3,532	$13,392	$10,770
Settlement with tax authority	(1,473)	—	—
Additions based on tax positions related to the current year	—	—	2,000
Estimated interest for the year	72	469	622
Recognized tax benefits	(2,131)	(10,329)	—

Unrecognized tax benefits, end of year	$—	$3,532	$13,392

The total liability for unrecognized tax benefits is not expected to change within the next twelve months. Tax years 2008 through 2010 are subject to examination by the federal and state taxing authorities.

9.	Property and Equipment

Property and equipment include the following:

	April 30,
	2011	2010
	(In thousands)

Computer equipment and software	$68,761	$63,717
Leasehold improvements	37,788	21,450
Furniture and fixtures	28,187	22,526
Automobiles	1,858	2,154

	136,594	109,847
Less: accumulated depreciation and amortization	(93,452)	(84,884)

Property and equipment, net	$43,142	$24,963

10.	Stockholders’ Equity

In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During fiscal 2011, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash. In addition, during fiscal 2011, the Company repurchased 724,064 shares of the Company’s common stock for $10.6 million and 211,315 shares of restricted stock totaling $3.2 million were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

11.	Long-Term Debt

During March 2011, the Company replaced its existing credit facility, which expired on March 14, 2011, with a new Senior Secured Revolving Facility (the “Facility”) which provides an aggregate availability up to $50 million

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The new facility matures on March 14, 2014 and prior to each anniversary date, the Company can request one year extensions, subject to lender consent. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). The Company pays quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on the Company’s leverage ratio. The Facility is secured by substantially all of the assets of the Company’s domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of April 30, 2011, we had no borrowings under the Facility; however, we are required to maintain $10.0 million on account with the lender, and provides collateral for the standby letters of credit and potential future borrowings. At April 30, 2011, there were $2.9 million standby letters of credit issued under this Facility. This amount is included in long-term investments and other assets in the consolidated balance sheet as of April 30, 2011.

As of April 30, 2010, the Company had no borrowings under the previous credit facility; however, at April 30, 2010 there was $8.2 million of standby letters of credit issued under the previous credit facility, for which the Company pledged $9.0 million in cash.

The Company has outstanding borrowings against the CSV of COLI contracts of $72.9 million and $66.9 million at April 30, 2011 and 2010, respectively. These borrowings are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually, at various fixed and variable rates ranging from 5.45% to 8.00%.

12.	Business Segments

The Company operates in two global business segments; Executive Recruitment and Futurestep. The Executive Recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries and provides other related recruiting services. Futurestep creates customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. Their portfolio of services include recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The Executive Recruitment business segment is managed by geographic regional leaders. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The Executive Recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial highlights by business segment are as follows:

	Year Ended April 30, 2011
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(In thousands)

Fee revenue	$375,971	$155,782	$90,346	$31,959	$654,058	$90,191	$—	$744,249
Total revenue	$395,008	$160,401	$92,340	$32,550	$680,299	$95,952	$—	$776,251
Operating income (loss)	$80,685	$11,628	$11,611	$7,475	$111,399	$4,955	$(30,569)	$85,785
Depreciation and amortization	$6,465	$2,036	$1,028	$340	$9,869	$926	$1,876	$12,671
Identifiable assets(1)	$252,122	$159,134	$80,471	$21,143	$512,870	$81,544	$377,266	$971,680
Long-lived assets(1)	$23,690	$5,330	$2,740	$808	$32,568	$2,410	$8,164	$43,142
Goodwill(1)	$93,570	$53,908	$972	$—	$148,450	$35,502	$—	$183,952

	Year Ended April 30, 2010
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(In thousands)

Fee revenue	$278,746	$137,497	$64,132	$24,026	$504,401	$67,979	$—	$572,380
Total revenue	$294,588	$141,982	$65,508	$24,536	$526,614	$73,035	$—	$599,649
Operating income (loss)	$42,604	$(15,511)	$7,826	$3,286	$38,205	$1,291	$(42,218)	$(2,722)
Depreciation and amortization	$4,561	$2,196	$1,163	$439	$8,359	$1,007	$2,127	$11,493
Identifiable assets(1)	$211,728	$135,165	$71,993	$21,195	$440,081	$69,085	$317,932	$827,098
Long-lived assets(1)	$8,918	$2,960	$1,610	$1,041	$14,529	$1,480	$8,954	$24,963
Goodwill(1)	$88,612	$50,389	$972	$—	$139,973	$32,300	$—	$172,273

	Year Ended April 30, 2009
	Executive Recruitment
	North		Asia	South
	America	EMEA	Pacific	America	Subtotal	Futurestep	Corporate	Consolidated
	(In thousands)

Fee revenue	$309,514	$143,184	$66,332	$24,323	$543,353	$94,870	$—	$638,223
Total revenue	$330,453	$149,016	$67,983	$24,841	$572,293	$103,835	$—	$676,128
Operating income (loss)	$37,516	$2,061	$5,396	$2,441	$47,414	$(12,003)	$(31,683)	$3,728
Depreciation and amortization	$4,003	$2,003	$1,621	$371	$7,998	$1,873	$1,712	$11,583
Identifiable assets(1)	$254,123	$113,489	$70,463	$20,236	$458,311	$65,094	$217,474	$740,879
Long-lived assets(1)	$8,621	$3,120	$1,850	$1,100	$14,691	$3,112	$10,167	$27,970
Goodwill(1)	$71,131	$31,331	$972	$—	$103,434	$29,897	$—	$133,331

(1)	As of the end of the fiscal year.

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2011, 2010 or 2009.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated (no acquisition completed in fiscal 2011):

	Year Ended April 30, (1)
	2010(2)	2009(3)
	(In thousands)

Assets acquired	$14,055	$4,676
Intangibles acquired	6,835	2,115
Liabilities acquired	22,958	2,451

Net (liabilities) assets acquired	(2,068)	4,340
Purchase price	25,848	13,189

Goodwill	$27,916	$8,849

Goodwill by segment:
Executive recruitment	$27,916	$8,849
Futurestep	—	—

Goodwill	$27,916	$8,849

Acquisition costs (included in purchase price)	$—	$535

(1)	Certain employees who joined the Company through these acquisitions will be eligible to receive earn-out payments of up to $7.0 million over the next two years, if certain financial metrics are achieved during that period, of which $2.2 million is included in the Company’s consolidated balance sheet and the remaining balance will be recorded when the earn-out is earned. The Company also accrued an additional $3.0 million and $2.8 million related to prior year acquisitions in fiscal 2011 and 2010, respectively, of which $5.8 million was paid in fiscal 2011.

(2)	On June 11, 2009, the Company acquired all of the outstanding share capital of WHM, to provide the Company with a larger executive recruitment presence in EMEA. WHM is engaged in providing executive recruitment and other related recruiting services in the United Kingdom, Dubai and France. Actual results of operations of WHM are included in the Company’s consolidated financial statements from June 11, 2009, the effective date of the acquisition.

On January 1, 2010, the Company acquired SENSA Solutions, Inc. (“SENSA”), a leading management consulting firm widely respected for its leadership and organizational development solutions utilized by U.S. federal agencies. This was a strategic acquisition to further access the governmental sector. Actual results of operations of SENSA are included in the Company’s consolidated financial statements from January 1, 2010, the effective date of the acquisition.

(3)	On November 3, 2008, the Company acquired Lore International, Inc., a Delaware corporation (“Lore”). Actual results of operations of Lore are included in the Company’s consolidated financial statements from November 3, 2008, the effective date of the acquisition.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Recruitment
	North		Asia
	America	EMEA	Pacific	Subtotal	Futurestep	Consolidated
			(In thousands)

Balance as of April 30, 2009	$71,131	$31,331	$972	$103,434	$29,897	$133,331
Additions	12,182	18,812	—	30,994	2,200	33,194
Exchange rate fluctuations	5,299	246	—	5,545	203	5,748

Balance as of April 30, 2010	88,612	50,389	972	139,973	32,300	172,273
Additions	3,000	—	—	3,000	—	3,000
Exchange rate fluctuations	1,958	3,519	—	5,477	3,202	8,679

Balance as of April 30, 2011	$93,570	$53,908	$972	$148,450	$35,502	$183,952

Intangible assets include the following:

	Weighted-Average	April 30,
	Amortization Period	2011	2010
		(In thousands)

Amortized intangible assets:
Intellectual property	24 years	$11,400	$11,400
Customer lists	7 years	6,399	6,399
Proprietary databases	10 years	3,931	3,931
Trademarks(1)	5 years	1,186	2,386
Non-compete agreements	5 years	510	510

Total amortized intangible assets	16 years	23,426	24,626
Accumulated amortization		(4,937)	(2,853)

		18,489	21,773
Unamortized intangible assets:
Trademarks		3,800	3,800
Exchange rate fluctuations		—	(148)

Intangible assets		$22,289	$25,425

(1)	During fiscal 2011, the Company wrote-off a trademark no longer in use with a net book value of $0.9 million, which is included as a component of general and administrative expenses in the accompanying consolidated statements of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for amortized intangible assets was $2.4 million, $1.7 million and $0.7 million during fiscal 2011, 2010 and 2009, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Estimated
Annual
Amortization
Year Ending April 30,	Expense
(In thousands)

2012	$2,163
2013	2,151
2014	2,086
2015	1,836
2016	1,561
Thereafter	8,692

$18,489

All amortizable intangible assets will be fully amortized by the end of fiscal 2032.

15.	Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2011, 2010 and 2009 amounted to $32.4 million, $32.8 million and $35.0 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(In thousands)

2012	$35,902
2013	31,307
2014	28,693
2015	25,865
2016	18,821
Thereafter	79,410

$219,998

Letters of Credit

The Company has an aggregate $10 million sub-limit for standby letters of credit in conjunction with the Facility. As of April 30, 2011, the Company has outstanding standby letters of credit of $2.9 million in connection with office leases.

Employment Agreements

As of April 30, 2011, the Company has employment agreements with certain of its executive officers, that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The maximum amount payable under these agreements, in aggregate, is $8.1 million in the absence of a change of control; and $11.6 million following a change of control and terminations or resignations which occur within

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12 months from the change of control. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

The Company has a policy of entering into offer letters of employment or letters of promotion with vice presidents which provide for an annual base salary and discretionary and incentive bonus payments. Certain key vice presidents who typically have been employed by the Company for several years may also have a standard form employment agreement. In addition, the Company has a severance policy for all of its vice presidents that provides for minimum payments based on length of service. Upon termination without cause, the Company is required to pay the greater of the amount due under the employment agreement, if any, or the severance policy. The Company also requires its vice presidents to agree in their employment letters and their employment agreement, if applicable, not to compete with the Company both during the term of their employment, and for a period of up to two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

Litigation

From time to time, the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

16.	Quarterly Results (Unaudited)

The following table sets forth certain unaudited statement of operations data for the quarters in fiscal 2011 and 2010. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2011				Fiscal 2010
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(In thousands, except per share data)

Fee revenue	$197,298	$186,489	$185,350	$175,112	$168,690	$146,742	$140,145	$116,803
Operating income (loss)	$26,246	$20,492	$19,775	$19,272	$13,629	$6,383	$2,218	$(24,952)
Net income (loss)	$20,339	$13,975	$13,656	$10,904	$8,916	$7,910	$2,745	$(14,273)
Net income (loss) per share:
Basic	$0.45	$0.31	$0.30	$0.24	$0.20	$0.18	$0.06	$(0.33)
Diluted	$0.43	$0.30	$0.30	$0.24	$0.19	$0.17	$0.06	$(0.33)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
April 30, 2011

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charges to	Charges to		Balance at
	Beginning	Cost and	Other		End of
Description	of Period	Expenses	Accounts(1)	Deductions(2)	Period
			(In thousands)

Allowance for doubtful accounts:
Year Ended April 30, 2011	$5,983	$7,650	$413	$(4,069)	$9,977
Year Ended April 30, 2010	$11,197	$3,340	$(50)	$(8,504)	$5,983
Year Ended April 30, 2009	$11,504	$9,127	$111	$(9,545)	$11,197
Deferred tax asset valuation allowance:
Year Ended April 30, 2011	$21,037	$15,689	$—	$(10,558)	$26,168
Year Ended April 30, 2010	$15,097	$5,940	$—	$—	$21,037
Year Ended April 30, 2009	$7,399	$7,698	$—	$—	$15,097

(1)	Exchange rate fluctuations.

(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation allowance represents release of prior valuation allowances.