Form 10-Q
period 2011-07-31
KORN FERRY INTERNATIONAL
filed 2011-09-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

The number of shares outstanding of our common stock as of September 6, 2011 was 47,720,074 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2011	April 30, 2011
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$156,937	$246,856
Marketable securities	21,232	20,868
Receivables due from clients, net of allowance for doubtful accounts of $10,853 and $9,977, respectively	152,250	128,859
Income taxes and other receivables	4,747	5,138
Deferred income taxes	11,124	10,214
Prepaid expenses and other assets	32,359	29,662

Total current assets	378,649	441,597
Marketable securities, non-current	103,043	101,363
Property and equipment, net	46,010	43,142
Cash surrender value of company owned life insurance policies, net of loans	72,080	70,987
Deferred income taxes	62,134	64,418
Goodwill	182,095	183,952
Intangible assets, net	21,728	22,289
Investments and other assets	47,029	43,932

Total assets	$912,768	$971,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$13,435	$12,504
Income taxes payable	4,369	4,674
Compensation and benefits payable	92,995	173,097
Other accrued liabilities	47,289	43,591

Total current liabilities	158,088	233,866
Deferred compensation and other retirement plans	137,643	139,558
Other liabilities	20,158	19,919

Total liabilities	315,889	393,343

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 59,789 and 59,101 shares issued and 47,720 and 47,003 shares outstanding, respectively	408,606	404,703
Retained earnings	163,905	148,494
Accumulated other comprehensive income, net	24,886	25,660

Stockholders’ equity	597,397	578,857
Less: notes receivable from stockholders	(518)	(520)

Total stockholders’ equity	596,879	578,337

Total liabilities and stockholders’ equity	$912,768	$971,680

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2011	2010
	(in thousands, except per share data)
Fee revenue	$206,331	$175,112
Reimbursed out-of-pocket engagement expenses	8,259	8,050

Total revenue	214,590	183,162

Compensation and benefits	137,371	120,208
General and administrative expenses	34,773	28,615
Out-of-pocket engagement expenses	13,135	12,099
Depreciation and amortization	3,369	2,968

Total operating expenses	188,648	163,890

Operating income	25,942	19,272
Other loss, net	(2,022)	(1,501)
Interest expense, net	(581)	(808)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	23,339	16,963
Income tax provision	8,435	6,521
Equity in earnings of unconsolidated subsidiaries, net	507	462

Net income	$15,411	$10,904

Earnings per common share:
Basic	$0.34	$0.24

Diluted	$0.33	$0.24

Weighted-average common shares outstanding:
Basic	45,969	44,642

Diluted	47,299	45,755

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$15,411	$10,904
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,369	2,968
Stock-based compensation expense	3,170	3,815
Loss on disposition of property and equipment	12	60
Provision for doubtful accounts	1,957	1,826
Gain on cash surrender value of life insurance policies	(1,033)	(207)
Loss on marketable securities classified as trading	1,625	1,420
Deferred income taxes	1,374	6,939
Change in other assets and liabilities:
Deferred compensation	(1,915)	3,976
Receivables	(24,957)	(25,291)
Prepaid expenses	(2,697)	(4,417)
Investment in unconsolidated subsidiaries	(507)	(462)
Income taxes payable	(270)	(1,024)
Accounts payable and accrued liabilities	(75,655)	(41,164)
Other	(2,867)	(139)

Net cash used in operating activities	(82,983)	(40,796)

Cash flows from investing activities:
Purchase of property and equipment	(5,207)	(11,684)
Purchase of marketable securities	(22,528)	(24,493)
Proceeds from sales/maturities of marketable securities	18,879	14,092
Payment of contingent consideration from acquisitions	—	(675)
Premiums on life insurance policies	(417)	(350)
Dividends received from unconsolidated subsidiaries	140	252

Net cash used in investing activities	(9,133)	(22,858)

Cash flows from financing activities:
Borrowings under life insurance policies	359	347
Purchase of common stock	(4,014)	(11,124)
Proceeds from exercise of warrants	—	2,983
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,109	1,493
Tax benefit (expense) from exercise of stock options	1,650	(815)

Net cash provided (used) in financing activities	1,104	(7,116)

Effect of exchange rate changes on cash and cash equivalents	1,093	(2,447)

Net decrease in cash and cash equivalents	(89,919)	(73,217)
Cash and cash equivalents at beginning of period	246,856	219,233

Cash and cash equivalents at end of period	$156,937	$146,016

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011

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

Basis of Consolidation and Presentation

The consolidated financial statements for the three months ended July 31, 2011 and 2010 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Annual Report”) and should be read together with the Annual Report.

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment, recruitment process outsourcing and leadership and talent consulting services. Fee revenue from recruitment activities and middle-management recruitment are generally one-third of the estimated first year compensation plus a percentage of the fee to cover indirect expenses. The Company generally bills clients in three monthly installments commencing the month of client acceptance. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflects the final actual compensation of the placed executive. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. Fee revenue from leadership and talent consulting and recruitment process outsourcing services is recognized as earned.

Allowance for Doubtful Accounts

A provision is established for doubtful accounts through a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

based upon trends and the type of work for which services are rendered. After all collection efforts have been exhausted, the Company reduces the allowance for doubtful accounts for balances identified as uncollectible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

The Company had $10.0 million of restricted cash at July 31, 2011 and April 30, 2011 related to its existing credit facility (see Note 9), which is included in investments and other assets in the accompanying consolidated balance sheets.

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

Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded in the statements of income in other loss, net.

Available-for-sale securities consist of corporate bonds, U.S. Treasury and agency securities and commercial paper. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of income in other loss, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended July 31, 2011 and 2010, no other-than-temporary impairment was recognized.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2011, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indication of impairment as of April 30, 2011 and July 31, 2011.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at the estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives of five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of July 31, 2011 and April 30, 2011, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying statements of income consist of compensation and benefits paid to consultants, executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the annual performance related bonus paid to consultants. Compensation and benefits are recognized when incurred. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by that consultant), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, as determined by management, and the current economic landscape. Management reevaluates the estimates up to the payment date, and any changes in the estimate are reported in current operations.

The performance related bonus expense was $32.7 million and $34.0 million for the three months ended July 31, 2011 and 2010, respectively, which was reduced by a change in the applicable previous year’s estimate recorded in the three months ended July 31, 2011 and 2010 of $1.2 million and $2.0 million, respectively, resulting in bonus expense of $31.5 million and $32.0 million, in the three months ended July 31, 2011 and 2010, respectively, included in compensation and benefits in the consolidated statement of income. These annual performance related bonuses are generally paid within twelve months following the fiscal year end, though the Company deferred certain bonuses earned in fiscal 2010, the payment of which was deferred due to economic conditions prevailing at the time. The bonuses deferred in fiscal 2010 will be paid in December 2011. Other expenses included in compensation and benefits expense are due to changes in deferred compensation liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

Restructuring Charges

The Company accounts for its restructuring charges as a liability when the costs are incurred and are recorded at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

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

As of July 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading, are obtained from quoted market prices and the fair values of marketable securities classified as available-for-sale, are obtained from a third party, which are based on quoted prices or market prices for similar assets.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the fair value accounting guidance. The amendments limit the highest and best use to measure non-financial assets and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The new guidance also prescribes enhanced financial statement disclosures for Level 3 fair value measurements. The new guidance will be effective for the Company beginning February 1, 2012. The adoption of these amendments will not have an impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income in the financial statements. The new guidance eliminates the option to present other comprehensive income and its components as part of the statement of changes in stockholders’ equity. Instead, it will require the Company to present either, a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning May 1, 2012. Adoption of this new guidance, which involves disclosures only, will not have an impact on the Company’s financial position or results of operations.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three months ended July 31,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

2011 and 2010, SARs and options to purchase 0.1 million shares and 1.1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended July 31,
	2011	2010
	(in thousands, except per share data)
Net earnings attributable to common stockholders:	$15,411	$10,904

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	45,969	44,642
Effect of dilutive securities:
Restricted stock	844	780
Stock options	483	326
ESPP	3	7

Diluted weighted-average number of common shares outstanding	47,299	45,755

Net earnings per common share:
Basic earnings per share	$0.34	$0.24

Diluted earnings per share	$0.33	$0.24

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).

Total comprehensive income is as follows:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Net income	$15,411	$10,904
Foreign currency translation adjustments	(827)	(3,784)
Unrealized gains (losses) on marketable securities, net of taxes	53	(1)

Comprehensive income	$14,637	$7,119

The components of accumulated other comprehensive income were as follows:

	July 31, 2011	April 30, 2011
	(in thousands)
Foreign currency translation adjustments	$34,812	$35,639
Defined benefit pension adjustments, net of taxes	(10,014)	(10,014)
Unrealized gains on marketable securities, net of taxes	88	35

Accumulated other comprehensive income	$24,886	$25,660

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Restricted stock	$2,784	$3,564
Stock options and SARs	258	136
ESPP	128	115

Total stock-based compensation expense, pre-tax	3,170	3,815
Tax benefit from stock-based compensation expense	(1,146)	(1,392)

Total stock-based compensation expense, net of tax	$2,024	$2,423

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

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Three Months Ended July 31,
	2011	2010
Expected volatility	47.07%	47.67%
Risk-free interest rate	1.47%	1.83%
Expected option life (in years)	5.00	5.00
Expected dividend yield	0.00%	0.00%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plans

The Korn/Ferry International 2008 Stock Incentive Plan, as amended (the “2008 Plan”) made available an additional 2,360,000 shares of the Company’s common stock for stock-based compensation awards. The 2008 Plan provides for the grant of awards to eligible participants, such awards are designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

Stock Options and SARs

Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Three Months Ended July 31, 2011
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2011	1,833	$13.78
Granted	48	$22.71
Exercised	(115)	$14.72
Forfeited/expired	(65)	$17.05

Outstanding, July 31, 2011	1,701	$13.82	3.87	$13,192

Exercisable, July 31, 2011	1,201	$14.03	3.20	$9,045

Included in the table above are 14,153 SARs outstanding and exercisable as of July 31, 2011 with a weighted-average exercise price of $8.00. As of July 31, 2011, there was $2.7 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.4 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options and SARs:

	Three Months Ended July 31,
	2011	2010
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$9.61	$6.03
Total fair value of stock options and SARs vested	$816	$544
Total intrinsic value of stock options exercised	$848	$176
Total intrinsic value of SARs paid	$11	$—

Restricted Stock

The Company grants time-based restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Time-based restricted stock is granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company also grants market-based restricted stock to executive officers and other senior employees. These market-based shares vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock awards was determined by a third-party valuation using extensive market data. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as upon commencement of employment.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

Restricted stock activity during the three months ended July 31, 2011, is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2011	2,007	$8.64
Granted	550	$22.08
Vested	(703)	$3.96
Forfeited/expired	(52)	$17.47

Non-vested, July 31, 2011	1,802	$14.31

As of July 31, 2011, there was $25.8 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three months ended July 31, 2011 and 2010, shares of restricted stock of 176,658 and 181,947 totaling $4.0 million and $2.6 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 1.5 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. During the three months ended July 31, 2011 and 2010, employees purchased 76,909 shares at $18.69 per share and 108,425 shares at $11.82 per share, respectively. At July 31, 2011, the ESPP had approximately 0.1 million shares available for future issuance.

Common Stock

During the three months ended July 31, 2011 and 2010, the Company issued 113,686 shares and 26,768 shares of common stock, respectively, as a result of the exercise of stock options.

During the three months ended July 31, 2010, the Company repurchased 566,639 shares of the Company’s common stock in the open market for $8.5 million. No shares were repurchased during the three months ended July 31, 2011, other than to satisfy tax withholding requirements upon the vesting of restricted stock as described above.

In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During the three months ended July 31, 2010, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

5. Marketable Securities

As of July 31, 2011, marketable securities consisted of the following:

	Trading	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds (1)	$79,177	$—	$79,177
Corporate bonds	—	42,681	42,681
U.S. Treasury and agency securities	—	2,417	2,417

Total	79,177	45,098	124,275
Less: current portion of marketable securities	(5,689)	(15,543)	(21,232)

Non-current marketable securities	$73,488	$29,555	$103,043

As of April 30, 2011, marketable securities consisted of the following:

	Trading	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds (1)	$71,363	$—	$71,363
Corporate bonds	—	40,444	40,444
U.S. Treasury and agency securities	—	9,424	9,424
Commercial paper	—	1,000	1,000

Total	71,363	50,868	122,231
Less: current portion of marketable securities	(5,081)	(15,787)	(20,868)

Non-current marketable securities	$66,282	$35,081	$101,363

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $5.7 million and $5.1 million classified as current assets as of July 31, 2011 and April 30, 2011, respectively (see Note 7).

(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	July 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$42,596	$118	$(33)	$42,681
U.S. Treasury and agency securities	2,411	6	—	2,417

Total	$45,007	$124	$(33)	$45,098

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

	April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$40,369	$107	$(32)	$40,444
U.S. Treasury and agency securities	9,427	10	(13)	9,424
Commercial paper	1,000	—	—	1,000

Total	$50,796	$117	$(45)	$50,868

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2011 and April 30, 2011, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of July 31, 2011 and April 30, 2011, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. As of July 31, 2011 and April 30, 2011, marketable securities classified as available-for-sale consist of corporate bonds and U.S. Treasury and agency securities and as of April 30, 2011 also includes commercial paper, all for which market prices for similar assets are readily available. As of July 31, 2011, available for sale marketable securities have maturities ranging from two months to less than three years.

As of July 31, 2011 and April 30, 2011, the Company’s marketable securities included $79.2 million (net of gross unrealized gains of $2.6 million and gross unrealized losses of $0.4 million) and $71.4 million (net of gross unrealized gains of $6.8 million and gross unrealized losses of $0.1 million), respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $73.5 million and $66.3 million, respectively, are classified as non-current. The Company’s obligations for which these assets were held in trust totaled $80.1 million and $72.1 million as of July 31, 2011 and April 30, 2011, respectively.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	July 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents, including restricted cash	$49,252	$49,252	$—	$—
Mutual funds	79,177	79,177	—	—
Corporate bonds	42,681	—	42,681	—
U.S. Treasury and agency securities	2,417	—	2,417	—

Total	$173,527	$128,429	$45,098	$—

	April 30, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents, including restricted cash	$120,840	$120,840	$—	$—
Mutual funds	71,363	71,363	—	—
Corporate bonds	40,444	—	40,444	—
U.S. Treasury and agency securities	9,424	—	9,424	—
Commercial paper	1,000	—	1,000	—

Total	$243,071	$192,203	$50,868	$—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	July 31,
Auction Rate Securities	2011	2010
	(in thousands)
Balance, beginning of period	$—	$8,200
Auction rate securities put option	—	(745)
Realized gain included in operations	—	745
Sale of securities	—	(8,200)

Balance, end of period	$—	$—

6. Restructuring Liability

Changes in the restructuring liability during the three months ended July 31, 2011 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2011	$978	$3,943	$4,921
Reductions for cash payments	(255)	(772)	(1,027)
Exchange rate fluctuations	(9)	(65)	(74)

Liability as of July 31, 2011	$714	$3,106	$3,820

As of July 31, 2011 and April 30, 2011, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheet, except for $1.7 million and $2.1 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next seven years.

The restructuring liability by segment is summarized below:

	July 31, 2011
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$82	$82
Europe, Middle East and Africa (“EMEA”)	592	1,727	2,319
Asia Pacific	—	206	206
South America	115	—	115

Total Executive Recruitment	707	2,015	2,722
Futurestep	7	1,091	1,098

Liability as of July 31, 2011	$714	$3,106	$3,820

	April 30, 2011
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$91	$91
EMEA	857	2,312	3,169
Asia Pacific	—	328	328
South America	114	—	114

Total Executive Recruitment	971	2,731	3,702
Futurestep	7	1,212	1,219

Liability as of April 30, 2011	$978	$3,943	$4,921

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

7. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2011	2010
	(in thousands)
Service cost	$—	$34
Interest cost	884	925
Amortization of actuarial loss	355	105

Net periodic benefit costs	$1,239	$1,064

The Company has an Executive Capital Accumulation Plan (“ECAP”), which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended July 31, 2011 and 2010, of $12.3 million and $0.3 million, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2011 and 2010, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expenses of $1.3 million and $1.2 million, respectively.

8. Business Segments

The Company operates in two global business segments; Executive Recruitment and Futurestep. The Executive Recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries and provides other related recruiting services. Futurestep creates customized, flexible talent acquisition solutions to meet specific workforce needs of organizations around the world. Their portfolio of services includes recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The Executive Recruitment business segment is managed by geographic regional leaders. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The Executive Recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2011

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2011
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$98,425	$43,242	$25,675	$8,791	$176,133	$30,198	$—	$206,331
Total revenue	$103,186	$44,526	$26,211	$8,997	$182,920	$31,670	$—	$214,590
Operating income (loss)	$24,026	$5,344	$3,934	$2,283	$35,587	$2,306	$(11,951)	$25,942

	Three Months Ended July 31, 2010
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$89,975	$36,268	$21,142	$7,486	$154,871	$20,241	$—	$175,112
Total revenue	$95,065	$37,138	$21,603	$7,618	$161,424	$21,738	$—	$183,162
Operating income (loss)	$19,675	$3,053	$3,069	$1,879	$27,676	$989	$(9,393)	$19,272

9. Long-Term Debt

The Company’s Senior Secured Revolving Facility (the “Facility”) provides for an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The facility matures on March 14, 2014 and prior to each anniversary date, the Company can request one-year extensions, subject to lender consent. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for based rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). The Company pays quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on the Company’s leverage ratio. The Facility is secured by substantially all of the assets of the Company’s domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of July 31, 2011 and April 30, 2011, the Company had no borrowings under its Facility; however, we are required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. This amount is included in long-term investments and other assets in the consolidated balance sheets as of July 31, 2011 and April 30, 2011. At July 31, 2011 and April 30, 2011, there was $2.9 million of standby letters of credit issued under this Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, our ability to enhance and develop new technology, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, alignment of our cost structure to our growth, risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, deploy, develop and reward their talent. We are the premier provider of executive recruitment, leadership and talent consulting and talent acquisition solutions, with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, middle-management recruitment (through Futurestep), Recruitment Process Outsourcing (“RPO”), Leadership and Talent Consulting (“LTC”) and executive coaching. Approximately 72% of the executive recruitment searches we performed in fiscal 2011 were for board level, chief executive and other senior executive and general management positions. Our 4,736 clients in fiscal 2011 included many of the world’s largest and most prestigious public and private companies, including approximately 47% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 78% of the executive recruitment assignments performed during fiscal 2011 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

Fee revenue increased $31.2 million in the three months ended July 31, 2011 to $206.3 million compared to $175.1 million in the three months ended July 31, 2010, with increases in fee revenue in all regions of Executive Recruitment and Futurestep. The North America region in Executive Recruitment experienced the largest dollar increase in fee revenue, increasing from $90.0 million in the three months ended July 31, 2010 to $98.4 million in the three months ended July 31, 2011. During the three months ended July 31, 2011, we recorded consolidated operating income of $25.9 million with

Executive Recruitment and Futurestep segments contributing $35.6 million and $2.3 million, respectively, offset by corporate expenses of $12.0 million. This represents an increase of $6.6 million in the three months ended July 31, 2011, from operating income of $19.3 million in the three months ended July 31, 2010.

Our cash, cash equivalents and marketable securities decreased $87.9 million, or 24%, to $281.2 million at July 31, 2011 compared to $369.1 million at April 30, 2011, mainly due to bonuses earned in fiscal 2011 and paid during the three months ended July 31, 2011, partially offset by cash provided by operations. As of July 31, 2011, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $77.0 million and a fair value of $79.2 million. Our working capital increased by $12.9 million to $220.6 million in the three months ended July 31, 2011. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had neither long-term debt nor any outstanding borrowings under our credit facility at July 31, 2011 or April 30, 2011. Under our credit facility, we are required to maintain $10.0 million on account with the lender, to provide collateral for the standby letters of credit and potential future borrowings. As of July 31, 2011 and April 30, 2011, we had $2.9 million of standby letters of credit issued under our credit facility.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements. Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, annual incentive compensation, deferred compensation, marketable securities and the carrying values of goodwill, intangible assets and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2011.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended July 31,
	2011	2010
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.0	4.6

Total revenue	104.0	104.6
Compensation and benefits	66.6	68.7
General and administrative expenses	16.8	16.3
Out-of-pocket engagement expenses	6.4	6.9
Depreciation and amortization	1.6	1.7

Operating income	12.6	11.0

Net income	7.5%	6.2%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2011		2010
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$98,425	47.7%	$89,975	51.3%
EMEA	43,242	21.0	36,268	20.7
Asia Pacific	25,675	12.4	21,142	12.1
South America.	8,791	4.3	7,486	4.3

Total executive recruitment	176,133	85.4	154,871	88.4
Futurestep	30,198	14.6	20,241	11.6

Total fee revenue	206,331	100.0%	175,112	100.0%

Reimbursed out-of-pocket engagement expense	8,259		8,050

Total revenue	$214,590		$183,162

	Three Months Ended July 31,
	2011		2010
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive recruitment:
North America	$24,026	24.4%	$19,675	21.9%
EMEA	5,344	12.4	3,053	8.4
Asia Pacific	3,934	15.3	3,069	14.5
South America.	2,283	26.0	1,879	25.1

Total executive recruitment	35,587	20.2	27,676	17.9
Futurestep	2,306	7.6	989	4.9
Corporate	(11,951)		(9,393)

Total operating income	$25,942	12.6%	$19,272	11.0%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Three Months Ended July 31, 2011 Compared to Three Months Ended July 31, 2010

Fee Revenue

Fee Revenue. Fee revenue increased $31.2 million, or 18%, to $206.3 million in the three months ended July 31, 2011 compared to $175.1 million in the three months ended July 31, 2010. The increase in fee revenue was primarily attributable to a 12% increase in the number of engagements billed during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010 and a 5% increase in the weighted-average fees billed per engagement during the same period. Weighted-average fees billed is impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $13.4 million in the three months ended July 31, 2011.

Executive Recruitment. Executive recruitment reported fee revenue of $176.1 million, an increase of $21.2 million, or 14%, in the three months ended July 31, 2011 compared to $154.9 million in the three months ended July 31, 2010. The increase in executive recruitment fee revenue was mainly due to a 10% increase in the number of executive recruitment engagements billed in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010 and a 3% increase in the weighted-average fees billed per engagement during the same period. Weighted-average fees billed is impacted by the mix of engagements by region and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $9.6 million in the three months ended July 31, 2011.

North America reported fee revenue of $98.4 million, an increase of $8.4 million, or 9%, in the three months ended July 31, 2011 compared to $90.0 million in the three months ended July 31, 2010. North America’s increase in fee revenue is primarily due to a 13% increase in the number of engagements billed during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010, offset by a decrease of 3% in the weighted-average fees billed per engagement in the region during the same period. The overall increase in fee revenue was driven by increases in fee revenue in the life sciences/healthcare, consumer goods and industrial sectors. Exchange rates favorably impacted North America fee revenue by $0.8 million in the three months ended July 31, 2011.

EMEA reported fee revenue of $43.2 million, an increase of $6.9 million, or 19%, in the three months ended July 31, 2011 compared to $36.3 million in the three months ended July 31, 2010. EMEA’s increase in fee revenue was primarily driven by a 13% increase in weighted-average fees billed per engagement and a 5% increase in the number of engagements billed in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. Exchange rates favorably impacted EMEA’s fee revenue by $5.1 million in the three months ended July 31, 2011. The performance in existing offices in Switzerland, Italy and Germany were the primary contributors to the increase in fee revenue in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. In terms of business sectors, life sciences/healthcare, consumer goods and industrial experienced the largest increases in fee revenue in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010.

Asia Pacific reported fee revenue of $25.7 million, an increase of $4.6 million, or 22%, in the three months ended July 31, 2011 compared to $21.1 million in the three months ended July 31, 2010 mainly due to a 16% increase in the number of engagements billed and a 5% increase in weighted-average fees billed per engagement in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase in performance in Australia, Japan and Singapore were the primary contributors to the increase in fee revenue in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The largest increase in fee revenue was experienced in the consumer goods, industrial and life sciences/healthcare sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $2.4 million in the three months ended July 31, 2011.

South America reported fee revenue of $8.8 million, an increase of $1.3 million, or 17%, in the three months ended July 31, 2011 compared to $7.5 million in the three months ended July 31, 2010 mainly due to a 17% increase in the weighted-average fees billed per engagement in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase in performance in Brazil and Colombia were the primary contributors to the increase in fee revenue in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. Financial services, industrial and consumer goods were the main sectors contributing to the increase in fee revenue in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. Exchange rates favorably impacted fee revenue for South America by $1.3 million in the three months ended July 31, 2011.

Futurestep. Futurestep reported fee revenue of $30.2 million, an increase of $10.0 million, or 50%, in the three months ended July 31, 2011 compared to $20.2 million in the three months ended July 31, 2010. The increase in Futurestep’s fee revenue was due to a 17% increase in the number of engagements billed and a 28% increase in the weighted-average fees billed per engagement in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase in fee revenue was also positively impacted by an increase in level of activity for existing clients in the three months ended July 31, 2011as compared to the three months ended July 31, 2010. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $5.4 million, or 74%, to $12.7 million; Europe fee revenue increase of $2.8 million, or 44%, to $9.1 million and an increase in Asia Pacific fee revenue of $1.8 million, or 27%, to $8.4 million. Improvement in Futurestep fee revenue is primarily driven by increases in middle-management and project based recruitment. Exchange rates favorably impacted fee revenue for Futurestep by $3.8 million in the three months ended July 31, 2011.

Compensation and Benefits

Compensation and benefits expense increased $17.2 million, or 14%, to $137.4 million in the three months ended July 31, 2011 from $120.2 million in the three months ended July 31, 2010. The increase in compensation and benefits expense is mainly due to the unfavorable effect of exchange rates, which increased compensation and benefits expense by $9.6 million, and to a 24% growth in worldwide headcount in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. The growth in worldwide headcount was due to an increase in execution and support staff to support our growth in business activities. The increase in compensation and benefits expense was partially offset by a $1.3 million decrease in performance related bonus expense to $32.7 million in the three months ended July 31, 2011 from $34.0 million in the three months ended July 31, 2010. This decrease was driven primarily by a change in the mix of revenues by operating segment, notably from the strong performance of Futurestep in the quarter, where bonus expense relative to revenues is lower than in the Executive Recruitment operating segment. Bonus expense was also impacted by Company performance relative to financial and non-financial targets in the respective periods. The performance related bonus expense for the three months ended July 31, 2011 and 2010 was also reduced by a change in the bonus expense estimate of $1.2 million and $2.0 million for fiscal 2011 and 2010, respectively, resulting in bonus expense of $31.5 million and $32.0 million, respectively. These changes in estimates represent the difference between the bonus expense recorded for fiscal 2011 and 2010 and the actual cash payments made or to be made with respect to amounts earned during such fiscal years.

In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in a reduction of compensation expense of $1.3 million and $1.2 million in the three months ended July 31, 2011 and 2010, respectively. Offsetting the reduction in compensation expense is a change in the fair value of marketable securities classified as trading, of $1.6 million and $1.4 million in the three months ended July 31, 2011 and 2010, respectively, recorded in other loss, net on the consolidated statement of income.

Executive recruitment compensation and benefits expense increased $10.1 million, or 10%, to $110.3 million in the three months ended July 31, 2011 compared to $100.2 million in the three months ended July 31, 2010, primarily due to exchange rates that unfavorably impacted compensation and benefits and a 17% increase in executive recruitment headcount. The increase in executive recruitment headcount was due to an increase in execution and support staff to support our increase in fee revenue and growth in business activities. Exchange rates unfavorably impacted compensation and benefits expense by $7.1 million. Executive recruitment compensation and benefits expense decreased as a percentage of fee revenue to 63% from 65% in the three months ended July 31, 2011 and 2010, respectively.

Futurestep compensation and benefits expense increased $7.2 million, or 51%, to $21.4 million in the three months ended July 31, 2011 from $14.2 million in the three months ended July 31, 2010. The increase was primarily due to a 50% increase in headcount and a $1.2 million increase in the variable component of compensation in support of our increased business activities and our 50% increase in fee revenue. Exchange rates unfavorably impacted compensation and benefits expense by $2.5 million. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 71% in the three months ended July 31, 2011 from 70% in the three months ended July 31, 2010.

Corporate compensation and benefits expense decreased $0.1 million, or 2%, to $5.7 million in the three months ended July 31, 2011 from $5.8 million in the three months ended July 31, 2010 mainly due to a $0.7 million increase in the cash surrender value (“CSV”) of company owned life insurance (“COLI”), which is held to fund other deferred compensation retirement plans, offset to a lesser extent by an increase in headcount. The change in CSV of COLI reduced compensation and benefits expense by $0.9 million and $0.2 million in the three months ended July 31, 2011 and 2010, respectively. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. Offsetting this decrease in compensation and benefits expense was an increase in other deferred compensation liabilities of $1.2 million and $1.1 million, respectively.

General and Administrative Expenses

General and administrative expenses increased $6.2 million, or 22%, to $34.8 million in the three months ended July 31, 2011 compared to $28.6 million in the three months ended July 31, 2010. Exchange rates unfavorably impacted general and administrative expenses by $2.7 million in the three months ended July 31, 2011. General and administrative expenses as a percentage of fee revenue were 17% in the three months ended July 31, 2011 as compared to 16% in the three months ended July 31, 2010.

Executive recruitment general and administrative expenses increased $2.3 million, or 11%, to $23.6 million in the three months ended July 31, 2011 from $21.3 million in the three months ended July 31, 2010. The increase in general and administrative expenses was driven by an increase of $1.2 million in premises and office expense, $0.6 million in business development expense and $0.5 million in other expense related to our overall increase in business activities and our 14% increase in fee revenues. Premise and office expenses increased due to the timing of lease renewals in existing cities. Business development expenses, which includes costs associated with social media initiatives, increased due to the increase in our overall business activities. Exchange rates unfavorably impacted general and administrative expenses by $1.7 million. Executive recruitment general and administrative expenses as a percentage of fee revenue was 13% in the three months ended July 31, 2011 compared to 14% in the three months ended July 31, 2010.

Futurestep general and administrative expenses increased $1.3 million, or 31%, to $5.5 million in the three months ended July 31, 2011 compared to $4.2 million in the three months ended July 31, 2010, primarily due to increases of $0.5 million in premises and office expense, $0.3 million in business development expense and $0.5 million in other expense related to our increase in our overall business activities reflected in the 50% increase in fee revenues. Exchange rates unfavorably impacted general and administrative expenses by $1.0 million. Futurestep general and administrative expenses as a percentage of fee revenue was 18% in the three months ended July 31, 2011 compared to 21% in the three months ended July 31, 2010.

Corporate general and administrative expenses increased $2.6 million, or 84%, to $5.7 million in the three months ended July 31, 2011 compared to $3.1 million in the three months ended July 31, 2010, primarily due to increases of $1.6 million in professional fees, $0.7 million in exchange loss and $0.2 million in business development expense.

Out-of-Pocket Engagement Expenses

Out-of-pocket engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Out-of-pocket engagement expenses increased $1.0 million, or 8%, to $13.1 million in the three months ended July 31, 2011, compared to $12.1 million in the three months ended July 31, 2010, driven by the increase in the volume of business activity. Out-of-pocket engagement expenses as a percentage of fee revenue was 6% and 7% for the three months ended July 31, 2011 and 2010, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $3.4 million and $3.0 million in the three months ended July 31, 2011 and 2010, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Operating Income

Operating income increased $6.6 million, to $25.9 million in the three months ended July 31, 2011 compared to $19.3 million in the three months ended July 31, 2010. This increase in operating income resulted from a $31.2 million increase in fee revenue during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010, partially offset by an increase of $17.2 million in compensation and benefits expense and $6.2 million in general and administrative expenses.

Executive recruitment operating income increased $7.9 million, to $35.6 million in the three months ended July 31, 2011 compared to $27.7 million in the three months ended July 31, 2010. The increase in executive recruitment operating income is attributable to a $21.2 million increase in fee revenue during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. The increase in fee revenue was primarily offset by a $10.1 million increase in compensation and benefits expense and $2.3 million in general and administrative expenses. Executive recruitment operating income during the three months ended July 31, 2011 as a percentage of fee revenue was 20% compared to 18% in the three months ended July 31, 2010.

Futurestep operating income increased by $1.3 million, to $2.3 million in the three months ended July 31, 2011, as compared to $1.0 million in the three months ended July 31, 2010. A $10.0 million increase in fee revenue during the three months ended July 31, 2011, as compared to the three months ended July 31, 2010, was offset by increases of $7.2 million and $1.3 million in compensation and benefits and general and administrative expenses, respectively. Futurestep operating income as a percentage of fee revenue was 8% in the three months ended July 31, 2011, compared to 5% in the three months ended July 31, 2010.

Other Loss, Net

Other loss, net increased by $0.5 million, due to a loss of $2.0 million in the three months ended July 31, 2011 as compared to a loss of $1.5 million in the three months ended July 31, 2010, primarily due to larger net losses on marketable securities classified as trading in the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. The increase in other loss, net reflects a $0.2 million decrease in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the consolidated financial statements) during the three months ended July 31, 2011 as compared to the three months ended July 31, 2010. Offsetting this increase in other loss, net is a $0.1 million decrease in certain deferred compensation retirement plan liabilities (see Note 7 of the consolidated financial statements) during the same period, which resulted in a reduction of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.6 million in the three months ended July 31, 2011 as compared to $0.8 million in three months ended July 31, 2010.

Income Taxes Provision

The provision for income taxes was $8.4 million in the three months ended July 31, 2011 compared to $6.5 million in the three months ended July 31, 2010. The provision for income taxes in the three months ended July 31, 2011 reflects a 36% effective tax rate, compared to a 38% rate for the three months ended July 31, 2010. This decrease in the effective tax rate during the three months ended July 31, 2011 as compared to the year-ago period is due to a decline in international corporate tax rates and a higher utililization of international loss carryforwards.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiary is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income (loss), net of taxes. Equity in earnings was $0.5 million in the three months ended July 31, 2011 and 2010.

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries showed improvement in fiscal 2011 and the first quarter of fiscal 2012, but recovery has been gradual. If the national or global economy or credit market conditions in general were to deteriorate further in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.

Although global economic conditions and demand for our services continued to show signs of improvement during fiscal 2012 and fiscal 2011, the demand for executive searches remains slightly below its peak level of 2008. If the economic environment and labor markets were to deteriorate resulting in an adverse impact on our fee revenue, we may be required to take steps to align our cost structure with anticipated revenue levels in an effort to retain positive cash flows. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions were to persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs. Based on current economic conditions we believe that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months.

Cash and cash equivalents and marketable securities were $281.2 million and $369.1 million as of July 31, 2011 and April 30, 2011, respectively. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds and U.S. Treasury and agency securities and at April 30, 2011 also included commercial paper. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of July 31, 2011 and April 30, 2011, our marketable securities of $124.3 million and $122.2 million, respectively, included $79.2 million (net of gross unrealized gains of $2.6 million and gross unrealized losses of $0.4 million) and $71.4 million (net of gross unrealized gains of $6.8 million and gross unrealized losses of $0.1 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $73.5 million and $66.3 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $80.1 million and $72.1 million as of July 31, 2011 and April 30, 2011, respectively. As of July 31, 2011, we had marketable securities classified as available-for-sale with a balance of $45.1 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net increase in our working capital of $12.9 million as of July 31, 2011 compared to April 30, 2011 is primarily attributable to a decrease in cash and cash equivalents and compensation and benefits payable, offset by an increase in accounts receivable. Cash and cash equivalents and compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2011 and paid during the three months ended July 31, 2011, while accounts receivable increased due to an increase in the number of engagements billed that are included in accounts receivable at July 31, 2011 compared to April 30, 2011. Cash used in operating activities was $83.0 million in the three months ended July 31, 2011, an increase of $42.2 million, from cash used in operating activities of $40.8 million in the three months ended July 31, 2010. The increase in cash used in operating activities is primarily because fiscal 2011 bonuses paid in the three months ended July

31, 2011 were higher than fiscal 2010 bonuses paid during the three months ended July 31, 2010 due to an increase in fee revenue in fiscal year 2011 as compared to fiscal year 2010.

The Company paid bonuses of $121.2 million in cash during the three months ended July 31, 2011, and expects to pay $5.0 million in cash during the remainder of fiscal 2012. Compensation and benefits payable on the Company’s consolidated balance sheet as of July 31, 2011 and April 30, 2011 continued to include $5.4 million in bonus payments that were fully earned by recipients during fiscal 2010, but for which the payment was initially delayed due to economic conditions prevailing at the time. These delayed payments were recorded to bonus liability and accrued in fiscal 2010 because the underlying bonuses had been fully earned in that period. These amounts will be paid in December 2011, regardless of whether the recipients continue to be employed by the Company on the relevant payment dates and notwithstanding any earlier communications to the recipients to the contrary, and will result in an increase to cash used in operations when paid. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during the three months ended July 31, 2010 and increased cash used in operating activities during this period by a corresponding amount.

Cash used in investing activities was $9.1 million in the three months ended July 31, 2011; a decrease of $13.8 million from cash used in investing activities of $22.9 million in the three months ended July 31, 2010. The decrease in cash used in investing activities is primarily attributable to lower purchases of property and equipment of $6.5 million and higher net proceeds from sales, maturities and purchases of marketable securities of $6.8 million.

Cash provided by financing activities was $1.1 million in the three months ended July 31, 2011, an increase of $8.2 million from cash used in financing activities of $7.1 million in the three months ended July 31, 2010. Cash used to repurchase shares of common stock decreased by $7.1 million from the prior period coupled with a $4.1 million increase in proceeds and tax benefits from issuances of common stock related to employee stock options and our stock purchase plan. Partially offsetting the increases were $3.0 million of cash proceeds from the exercise of warrants during the three months ended July 31, 2010. As of July 31, 2011, $24.4 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of July 31, 2011 and April 30, 2011, we held contracts with gross CSV of $145.4 million and $143.9 million, respectively. Generally, we borrow under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million and $72.9 million as of July 31, 2011 and April 30, 2011, respectively. At July 31, 2011 and April 30, 2011, the net cash value of these policies was $72.1 million and $71.0 million, respectively.

Long-Term Debt

Our Senior Secured Revolving Facility (the “Facility”) provides for an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The Facility matures on March 14, 2014 and prior to each anniversary date, we can request one year extensions, subject to lender consent. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). We pay quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on our leverage ratio. The Facility is secured by substantially all of the assets of our domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of July 31, 2011 and April 30, 2011, we had no borrowings under our Facility; however, we are required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. At July 31, 2011 and April 30, 2011, there was $2.9 million standby letters of credit issued under this Facility.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2011, we recognized foreign currency loss, on an after tax basis, of $0.3 million as compared to foreign currency gains, on an after tax basis, of $0.2 million, during the three months ended July 31, 2010.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss would have been $2.6 million, $4.4 million and $6.1 million, respectively, based on outstanding balances at July 31, 2011. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, correspondingly, our exchange gain would have been $2.6 million, $4.4 million and $6.1 million, respectively, based on outstanding balances at July 31, 2011.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2011 and April 20, 2011, we had no outstanding borrowings under our Facility. We had $73.3 million and $72.9 million of borrowings against the CSV of COLI contracts as of July 31, 2011 and April 30, 2011, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2011, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2011:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2011— May 31, 2011	—	$—	—	$24.4 million
June 1, 2011— June 30, 2011	19,450	$21.76	—	$24.4 million
July 1, 2011— July 31, 2011	157,208	$22.84	—	$24.4 million

Total	176,658	$22.72	—

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 6. Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Michael A. DiGregorio
Michael A. DiGregorio
Executive Vice President and Chief Financial Officer

Date: September 9, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.