Form 10-Q
period 2012-01-31
KORN FERRY INTERNATIONAL
filed 2012-03-12
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of our common stock as of March 5, 2012 was 47,815,511 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2012	April 30, 2011
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$218,196	$246,856
Marketable securities	42,079	20,868
Receivables due from clients, net of allowance for doubtful accounts of $11,023 and $9,977, respectively	136,090	128,859
Income taxes and other receivables	17,569	5,138
Deferred income taxes	10,267	10,214
Prepaid expenses and other assets	27,115	29,662

Total current assets	451,316	441,597
Marketable securities, non-current	92,129	101,363
Property and equipment, net	47,685	43,142
Cash surrender value of company owned life insurance policies, net of loans	75,460	70,987
Deferred income taxes	50,828	64,418
Goodwill	174,562	183,952
Intangible assets, net	20,923	22,289
Investments and other assets	39,181	43,932

Total assets	$952,084	$971,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,383	$12,504
Income taxes payable	7,303	4,674
Compensation and benefits payable	117,069	173,097
Other accrued liabilities	41,434	43,591

Total current liabilities	177,189	233,866
Deferred compensation and other retirement plans	137,492	139,558
Other liabilities	20,861	19,919

Total liabilities	335,542	393,343

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 59,864 and 59,101 shares issued and 47,784 and 47,003 shares outstanding, respectively	415,635	404,703
Retained earnings	190,769	148,494
Accumulated other comprehensive income, net	10,651	25,660

Stockholders’ equity	617,055	578,857
Less: notes receivable from stockholders	(513)	(520)

Total stockholders’ equity	616,542	578,337

Total liabilities and stockholders’ equity	$952,084	$971,680

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Fee revenue	$185,951	$186,489	$592,418	$546,951
Reimbursed out-of-pocket engagement expenses	8,672	7,620	26,783	23,524

Total revenue	194,623	194,109	619,201	570,475

Compensation and benefits	125,741	126,088	394,593	373,851
General and administrative expenses	35,242	31,534	104,204	87,512
Engagement expenses	13,023	12,756	41,594	38,092
Depreciation and amortization	3,523	3,239	10,367	9,351
Restructuring charges, net	929	—	929	2,130

Total operating expenses	178,458	173,617	551,687	510,936

Operating income	16,165	20,492	67,514	59,539
Other income (loss), net	1,607	1,948	(3,032)	3,362
Interest expense, net	(310)	(401)	(1,280)	(2,467)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	17,462	22,039	63,202	60,434
Income tax provision	6,038	8,598	22,199	23,407
Equity in earnings of unconsolidated subsidiaries, net	293	534	1,272	1,508

Net income	$11,717	$13,975	$42,275	$38,535

Earnings per common share:
Basic	$0.25	$0.31	$0.91	$0.86

Diluted	$0.25	$0.30	$0.90	$0.84

Weighted-average common shares outstanding:
Basic	46,528	45,349	46,332	45,040

Diluted	47,345	46,720	47,193	46,026

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$42,275	$38,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,367	9,351
Stock-based compensation expense	9,913	11,775
(Gain) loss on disposition of property and equipment	(73)	77
Provision for doubtful accounts	5,541	5,983
Gain on cash surrender value of life insurance policies	(3,384)	(4,395)
Loss (gain) on marketable securities classified as trading	1,954	(4,187)
Change in fair value of acquisition-related contingent consideration	(2,196)	(1,878)
Deferred income taxes	13,537	1,950
Change in other assets and liabilities:
Deferred compensation	(2,066)	4,758
Receivables and income tax and other receivables	(25,878)	(41,743)
Prepaid expenses and other assets	2,474	(4,732)
Investment in unconsolidated subsidiaries	(1,272)	(1,508)
Income taxes payable	2,671	5,466
Accounts payable and accrued liabilities	(55,062)	8,522
Other	5,122	(1,332)

Net cash provided by operating activities	3,923	26,642

Cash flows from investing activities:
Purchase of property and equipment	(13,602)	(22,384)
Purchase of intangible assets	(325)	—
Purchase of marketable securities	(49,494)	(64,346)
Proceeds from sales/maturities of marketable securities	35,466	23,453
Payment of purchase price held back from previous acquisition	(800)	—
Payment of contingent consideration from acquisitions	—	(2,795)
Premiums on life insurance policies	(1,446)	(1,410)
Proceeds from sales of property and equipment	118	—
Dividends received from unconsolidated subsidiaries	1,669	1,608

Net cash used in investing activities	(28,414)	(65,874)

Cash flows from financing activities:
Borrowings under life insurance policies	364	1,624
Purchase of common stock	(4,117)	(13,417)
Proceeds from exercise of warrants	—	2,983
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,399	8,015
Tax benefit from exercise of stock options	1,676	670
Payment of dividends by majority owned consolidated subsidiaries	—	(300)

Net cash provided by (used in) financing activities	1,322	(425)

Effect of exchange rate changes on cash and cash equivalents	(5,491)	1,733

Net decrease in cash and cash equivalents	(28,660)	(37,924)
Cash and cash equivalents at beginning of period	246,856	219,233

Cash and cash equivalents at end of period	$218,196	$181,309

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

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

Basis of Consolidation and Presentation

The consolidated financial statements for the three and nine months ended January 31, 2012 and 2011 include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. These financial statements have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011 (the “Annual Report”) and should be read in conjunction with the Annual Report.

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment, recruitment process outsourcing and leadership and talent consulting services. Fee revenue from leadership and talent consulting and recruitment process outsourcing services is recognized as services are performed. Fee revenue from recruitment activities and middle-management recruitment are generally one-third of the estimated first year cash compensation plus a percentage of the fee to cover indirect expenses. The Company generally bills clients in three monthly installments commencing the month of client acceptance. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflects the final actual compensation of the placed executive. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

Allowance for Doubtful Accounts

An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The amount of the allowance is based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered. After the Company exhausts all collection efforts, the amount of the allowance is reduced for balances identified as uncollectible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

The Company had $10.0 million of restricted cash at January 31, 2012 and April 30, 2011 related to its existing credit facility (see Note 9), which is included in investments and other assets in the accompanying consolidated balance sheets.

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

Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5). The changes in fair values on trading securities are recorded in the accompanying consolidated statements of income in other income (loss), net.

Available-for-sale securities consist of corporate bonds, commercial paper and U.S. Treasury and agency securities. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of income in other income (loss), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a sustained period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and nine months ended January 31, 2012 and 2011, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (generally not longer than twelve months). Purchased intangible assets with finite lives are amortized over their estimated useful lives. Effective May 1, 2009, the Company adopted Accounting Standards Codification 805, Business Acquisitions, which requires that acquisition-related transaction and restructuring costs be charged to expense as incurred, and changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration and bargain purchases for acquisitions completed after the adoption date. The Company applied this new guidance to its acquisition of Whitehead Mann and SENSA Solution, Inc., which were acquired in fiscal 2010. During the nine months ended January 31, 2012 and 2011, the Company recorded a $2.2 million and $1.9 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition, respectively, as a component of general and administrative expenses.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2011, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized as of January 31, 2011 or April 30, 2011. The Company’s annual impairment test as of January 31, 2012, will be performed in the fourth quarter of fiscal 2012. There were no indicators of impairment as of January 31, 2012.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives which range from five to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. As of January 31, 2012 and April 30, 2011, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the annual performance related bonus paid to consultants. Compensation and benefits are recognized when incurred. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by that consultant), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Management takes these factors into consideration, and any changes in the estimate are reported in current operations.

The performance related bonus expense for the nine months ended January 31, 2012 was $84.0 million, which was reduced by a change in the previous year’s estimate of $1.2 million, resulting in bonus expense during the nine months ended January 31, 2012 of $82.8 million, included in compensation and benefits expense in the consolidated statement of income. The performance related bonus expense for the nine months ended January 31, 2011 was $96.1 million, which was reduced by a change in the previous year’s estimate of $2.0 million, resulting in bonus expense during the nine months ended January 31, 2011 of $94.1 million, included in compensation and benefits expense in the consolidated statement of income. During the three months ended January 31, 2012 and 2011, the performance related bonus expense, included in compensation and benefits expense, was $23.1 million and $28.0 million, respectively. No change in estimate was recorded in the three months ended January 31, 2012 or 2011. These annual performance related bonuses are generally paid within twelve months following the fiscal year end, though the Company delayed the payment of $5.4 million of bonuses earned in fiscal 2010, due to economic conditions prevailing at the time. These bonuses were paid during the three months ended January 31, 2012. Other expenses included in compensation and benefits expense are due to changes in deferred compensation liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

Restructuring Charges

The Company accounts for its restructuring charges as a liability when the costs are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

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

Fair Value of Financial Instruments

Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities, recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy, as defined below:

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

As of January 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading, are obtained from quoted market prices and the fair values of marketable securities classified as available-for-sale, are obtained from a third party, which are based on quoted prices or market prices for similar assets.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the fair value accounting guidance. The amendments limit the highest and best use to measure non-financial assets and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The new guidance also prescribes enhanced financial statement disclosures for Level 3 fair value measurements. The new guidance was effective for the Company beginning February 1, 2012. Based upon the current investments and/or anticipated investments under our investment policy, the adoption of these amendments will not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income in the financial statements. The new guidance eliminates the option to present other comprehensive income and its components as part of the statement of changes in stockholders’ equity. Instead, it will require the Company to present either a continuous statement of net income and other comprehensive income or two separate but consecutive statements. The new guidance also requires

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for the Company beginning May 1, 2012. Adoption of this new guidance, which involves disclosures only, will not have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued amendments to the goodwill impairment testing guidance to allow an entity the option to assess qualitative factors when determining whether it needs to perform a two-step impairment process. Under the new option, the calculation of the reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 with early adoption permitted. The Company performs its annual goodwill impairment testing in the fourth quarter of each fiscal year, and anticipates the adoption will not have a material impact on its financial position or results of operations.

2.	Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During both the three and nine months ended January 31, 2012, SARs and options to purchase 0.6 million shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2011, SARs and options to purchase 0.04 million shares and 0.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net earnings attributable to common stockholders	$11,717	$13,975	$42,275	$38,535

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	46,528	45,349	46,332	45,040
Effect of dilutive securities:
Restricted stock	567	791	567	604
Stock options	250	579	279	378
ESPP	—	1	15	4

Diluted weighted-average number of common shares outstanding	47,345	46,720	47,193	46,026

Net earnings per common share:
Basic earnings per share	$0.25	$0.31	$0.91	$0.86

Diluted earnings per share	$0.25	$0.30	$0.90	$0.84

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

3.	Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends).

Total comprehensive income is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Net income	$11,717	$13,975	$42,275	$38,535
Foreign currency translation adjustments	(7,973)	(185)	(14,967)	3,789
Unrealized gains (losses) on marketable securities, net of taxes	47	(63)	(42)	(22)

Comprehensive income	$3,791	$13,727	$27,266	$42,302

The components of accumulated other comprehensive income were as follows:

	January 31, 2012	April 30, 2011
	(in thousands)
Foreign currency translation adjustments	$20,672	$35,639
Defined benefit pension adjustments, net of taxes	(10,014)	(10,014)
Unrealized (losses) gains on marketable securities, net of taxes	(7)	35

Accumulated other comprehensive income	$10,651	$25,660

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Restricted stock	$3,198	$3,481	$9,119	$10,633
Stock options and SARs	264	400	709	847
ESPP	(146)	88	85	295

Total stock-based compensation expense, pre-tax	3,316	3,969	9,913	11,775
Tax benefit from stock-based compensation expense	(1,147)	(1,449)	(3,475)	(4,298)

Total stock-based compensation expense, net of tax	$2,169	$2,520	$6,438	$7,477

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Nine Months Ended January 31,
	2012	2011
Expected volatility	47.07%	47.67%
Risk-free interest rate	1.47%	1.83%
Expected option life (in years)	5.00	5.00
Expected dividend yield	0.00%	0.00%

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

Stock Options and SARs

Stock options and SARs transactions under the Company’s stock incentive plans were as follows:

	Nine Months Ended January 31, 2012
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2011	1,833	$13.78
Granted	48	$22.71
Exercised	(144)	$14.00
Forfeited/expired.	(134)	$16.22

Outstanding, January 31, 2012	1,603	$13.80	3.38	$5,867

Exercisable, January 31, 2012	1,132	$14.07	2.71	$4,027

As of January 31, 2012, there was $2.1 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.2 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options and SARs:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$—	$7.81	$9.61	$6.07
Total fair value of stock options and SARs vested	$20	$27	$914	$642
Total intrinsic value of stock options exercised	$127	$3,330	$986	$4,015
Total intrinsic value of SARs paid	$34	$—	$45	$67

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

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

Restricted stock activity during the nine months ended January 31, 2012, is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2011	2,007	$8.64
Granted	624	$21.96
Vested	(750)	$12.17
Forfeited/expired.	(76)	$16.80

Non-vested, January 31, 2012	1,805	$11.43

As of January 31, 2012, there was $20.6 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three and nine months ended January 31, 2012, 1,151 shares and 184,101 shares of restricted stock totaling $0.1 million and $4.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2011, 1,378 shares and 192,369 shares of restricted stock totaling $0.1 million and $2.8 million, respectively, were repurchased by the Company at the option of the employee to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. The maximum number of shares of common stock reserved for ESPP issuance is 3.0 million shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares reserved for issuance thereunder from 1.5 million shares to 3.0 million shares. During the three months ended January 31, 2011, employees purchased 45,488 shares at $19.64 per share and during the three months ended January 31, 2012, the ESPP was temporarily suspended and no shares were purchased. Previously withheld funds were returned to participants and compensation expense of $0.1 million previously recognized was reversed in the three months ended January 31, 2012. During the nine months ended January 31, 2012 and 2011, employees purchased 76,909 shares at $18.69 per share and 153,913 shares at $14.13 per share, respectively. At January 31, 2012, the ESPP had approximately 1.6 million shares available for future issuance.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

Common Stock

During the three and nine months ended January 31, 2012, the Company issued 22,523 shares and 138,709 shares of common stock, respectively, as a result of the exercise of stock options. During the three and nine months ended January 31, 2011, the Company issued 378,705 shares and 471,782 shares of common stock, respectively, as a result of the exercise of stock options.

During the nine months ended January 31, 2011, the Company repurchased 724,064 shares of the Company’s common stock for $10.6 million. No shares were repurchased during the three and nine months ended January 31, 2012 other than to satisfy tax withholding requirements upon the vesting of restricted stock as described above.

In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During the nine months ended January 31, 2011, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.

5.	Marketable Securities

As of January 31, 2012, marketable securities consisted of the following:

	Trading	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds (1)	$80,500	$—	$80,500
Corporate bonds	—	45,725	45,725
Commercial paper	—	5,981	5,981
U.S. Treasury and agency securities	—	2,002	2,002

Total	80,500	53,708	134,208
Less: current portion of marketable securities	(7,566)	(34,513)	(42,079)

Non-current marketable securities	$72,934	$19,195	$92,129

As of April 30, 2011, marketable securities consisted of the following:

	Trading	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds (1)	$71,363	$—	$71,363
Corporate bonds	—	40,444	40,444
U.S. Treasury and agency securities	—	9,424	9,424
Commercial paper	—	1,000	1,000

Total	71,363	50,868	122,231
Less: current portion of marketable securities	(5,081)	(15,787)	(20,868)

Non-current marketable securities	$66,282	$35,081	$101,363

(1)	These investments are held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans with $7.6 million and $5.1 million classified as current assets as of January 31, 2012 and April 30, 2011, respectively (see Note 7).
(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	January 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$45,730	$85	$(90)	$45,725
Commercial paper	5,988	—	(7)	5,981
U.S. Treasury and agency securities	2,003	—	(1)	2,002

Total	$53,721	$85	$(98)	$53,708

	April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$40,369	$107	$(32)	$40,444
U.S. Treasury and agency securities	9,427	10	(13)	9,424
Commercial paper	1,000	—	—	1,000

Total	$50,796	$117	$(45)	$50,868

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2012 and April 30, 2011, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of January 31, 2012 and April 30, 2011, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. As of January 31, 2012 and April 30, 2011, marketable securities classified as available-for-sale consist of corporate bonds, commercial paper and U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of January 31, 2012, available for sale marketable securities have maturities ranging from one month to 2.3 years.

As of January 31, 2012 and April 30, 2011, the Company’s marketable securities included $80.5 million (net of gross unrealized gains of $1.7 million and gross unrealized losses of $1.1 million) and $71.4 million (net of gross unrealized gains of $6.8 million and gross unrealized losses of $0.1 million), respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans, of which $72.9 million and $66.3 million, respectively, are classified as non-current. The Company’s obligations for which these assets were held in trust totaled $80.7 million and $72.1 million as of January 31, 2012 and April 30, 2011, respectively.

The following table represents the Company’s fair value hierarchy for financial assets measured at fair value on a recurring basis:

	January 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash equivalents, including restricted cash	$71,630	$71,630	$—	$—
Mutual funds	80,500	80,500	—	—
Corporate bonds	45,725	—	45,725	—
Commercial paper	5,981	—	5,981	—
U.S. Treasury and agency securities	2,002	—	2,002	—

Total	$205,838	$152,130	$53,708	$—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

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

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
Auction Rate Securities	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$—	$—	$—	$8,200
Auction rate securities put option	—	—	—	(745)
Realized gain included in operations	—	—	—	745
Sale of securities	—	—	—	(8,200)

Balance, end of period	$—	$—	$—	$—

6.	Restructuring Liability

During the nine months ended January 31, 2012 and 2011, the Company increased previously recorded restructuring charges resulting in restructuring costs of $0.9 million and $2.1 million, respectively. The increase in restructuring expense primarily relates to the inability to sublease space, which was included in the original estimate.

Changes in the restructuring liability during the three months ended January 31, 2012 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2011	$639	$2,437	$3,076
Restructuring (reductions) charges, net	(324)	1,253	929
Reductions for cash payments	(196)	(443)	(639)
Exchange rate fluctuations	(24)	(81)	(105)

Liability as of January 31, 2012	$95	$3,166	$3,261

Changes in the restructuring liability during the nine months ended January 31, 2012 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2011	$978	$3,943	$4,921
Restructuring (reductions) charges, net	(324)	1,253	929
Reductions for cash payments	(527)	(1,819)	(2,346)
Exchange rate fluctuations	(32)	(211)	(243)

Liability as of January 31, 2012	$95	$3,166	$3,261

As of January 31, 2012 and April 30, 2011, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheet, except for $1.5 million and $2.1 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next seven years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

The restructuring liability by segment is summarized below:

	January 31, 2012
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$51	$51
Europe, Middle East and Africa (“EMEA”)	88	2,132	2,220

Total Executive Recruitment	88	2,183	2,271
Futurestep	7	983	990

Liability as of January 31, 2012	$95	$3,166	$3,261

	April 30, 2011
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$91	$91
EMEA	857	2,312	3,169
Asia Pacific	—	328	328
South America	114	—	114

Total Executive Recruitment	971	2,731	3,702
Futurestep	7	1,212	1,219

Liability as of April 30, 2011	$978	$3,943	$4,921

7.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Service cost	$—	$34	$—	$102
Interest cost	884	925	2,652	2,775
Amortization of actuarial loss	355	105	1,065	315

Net periodic benefit costs	$1,239	$1,064	$3,717	$3,192

The Company has an Executive Capital Accumulation Plan (“ECAP”), which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended January 31, 2012 of $0.2 million and made no contributions during the three months ended January 31, 2011. The Company made contributions to the ECAP during the nine months ended January 31, 2012 and 2011, of $15.5 million and $0.4 million, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended January 31, 2012, deferred compensation liability increased; therefore, the Company recognized compensation expenses of $1.6 million. During the nine months ended January 31, 2012, deferred compensation liability decreased; therefore, the Company recognized a reduction of compensation expenses of $2.0 million. During the three and nine months ended January 31, 2011, deferred compensation liability increased; therefore the Company recognized compensation expenses of $2.1 million and $3.4 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

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

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$90,002	$40,508	$20,938	$8,664	$160,112	$25,839	$—	$185,951
Total revenue	$95,208	$42,112	$21,553	$8,798	$167,671	$26,952	$—	$194,623
Operating income (loss)	$19,082	$5,313	$1,638	$2,033	$28,066	$891	$(12,792)	$16,165

	Three Months Ended January 31, 2011
	Executive Recruitment					Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$94,991	$40,068	$20,445	$7,638	$163,142	$23,347	$—	$186,489
Total revenue	$99,357	$41,481	$20,967	$7,767	$169,572	$24,537	$—	$194,109
Operating income (loss)	$21,650	$3,360	$2,487	$1,559	$29,056	$1,268	$(9,832)	$20,492

	Nine Months Ended January 31, 2012
	Executive Recruitment					Futurestep	Corporate (1)	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$285,938	$124,019	$71,879	$25,961	$507,797	$84,621	$—	$592,418
Total revenue	$301,812	$128,298	$73,658	$26,483	$530,251	$88,950	$—	$619,201
Operating income (loss)	$68,805	$16,140	$9,343	$6,266	$100,554	$5,462	$(38,502)	$67,514

	Nine Months Ended January 31, 2011
	Executive Recruitment					Futurestep	Corporate (1)	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$279,032	$113,760	$65,685	$23,602	$482,079	$64,872	$—	$546,951
Total revenue	$293,125	$117,247	$67,080	$24,018	$501,470	$69,005	$—	$570,475
Operating income (loss)	$60,920	$6,497	$7,117	$6,136	$80,670	$3,440	$(24,571)	$59,539

(1)	The Company recorded an adjustment to the fair value of contingent consideration for a prior acquisition, of $2.2 million and $1.9 million during the nine months ended January 31, 2012 and 2011, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2012

9.	Long-Term Debt

The Company’s Senior Secured Revolving Facility (the “Facility”), which it entered into during March 2011, provides for an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The facility matures on March 14, 2014 and prior to each anniversary date, the Company can request one-year extensions, subject to lender consent. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). The Company pays quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on the Company’s leverage ratio. The Facility is secured by substantially all of the assets of the Company’s domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of January 31, 2012 and April 30, 2011, the Company had no borrowings under its Facility; however, the Company is required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. This amount is included in long-term investments and other assets in the consolidated balance sheets as of January 31, 2012 and April 30, 2011. At January 31, 2012 and April 30, 2011, there was $2.9 million of standby letters of credit issued under this Facility.

10.	Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $14.2 million and $11.3 million as of January 31, 2012 and April 30, 2011, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Fee revenue decreased $0.6 million in the three months ended January 31, 2012 to $185.9 million compared to $186.5 million in the three months ended January 31, 2011, with a decrease in fee revenue in the North America region of Executive Recruitment partially offset by increases in fee revenue in all other regions of Executive Recruitment and in Futurestep.

During the three months ended January 31, 2012, we recorded consolidated operating income of $16.2 million with Executive Recruitment and Futurestep segments contributing $28.1 million and $0.9 million, respectively, offset by corporate expenses of $12.8 million. This represents a decrease of $4.3 million in the three months ended January 31, 2012, from operating income of $20.5 million in the three months ended January 31, 2011.

Our cash, cash equivalents and marketable securities decreased by $16.7 million, or 5%, to $352.4 million at January 31, 2012 compared to $369.1 million at April 30, 2011, mainly due to the payment of bonuses earned in fiscal 2011, partially offset by cash provided by operations. As of January 31, 2012, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $79.9 million and a fair value of $80.5 million. Our working capital increased by $66.4 million to $274.1 million in the nine months ended January 31, 2012. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had neither long-term debt nor any outstanding borrowings under our credit facility at January 31, 2012 or April 30, 2011. Under our credit facility, we are required to maintain $10.0 million on account with the lender, to provide collateral for the standby letters of credit and potential future borrowings. As of January 31, 2012 and April 30, 2011, we had $2.9 million of standby letters of credit issued under our credit facility.

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

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2012	2011	2012	2011
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.7	4.1	4.5	4.3

Total revenue	104.7	104.1	104.5	104.3
Compensation and benefits	67.6	67.6	66.6	68.3
General and administrative expenses	19.0	16.9	17.6	16.0
Engagement expenses	7.0	6.9	7.0	7.0
Depreciation and amortization	1.9	1.7	1.7	1.7
Restructuring charges, net	0.5	—	0.2	0.4

Operating income	8.7	11.0	11.4	10.9

Net income	6.3%	7.5%	7.1%	7.0%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012		2011		2012		2011
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$90,002	48.4%	$94,991	50.9%	$285,938	48.3%	$279,032	51.0%
EMEA	40,508	21.8	40,068	21.5	124,019	20.9	113,760	20.8
Asia Pacific	20,938	11.3	20,445	11.0	71,879	12.1	65,685	12.0
South America.	8,664	4.6	7,638	4.1	25,961	4.4	23,602	4.3

Total executive recruitment	160,112	86.1	163,142	87.5	507,797	85.7	482,079	88.1
Futurestep	25,839	13.9	23,347	12.5	84,621	14.3	64,872	11.9

Total fee revenue	185,951	100.0%	186,489	100.0%	592,418	100.0%	546,951	100.0%

Reimbursed out-of-pocket engagement expense	8,672		7,620		26,783		23,524

Total revenue	$194,623		$194,109		$619,201		$570,475

	Three Months Ended January 31,				Nine Months Ended January 31,
	2012		2011		2012		2011
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive recruitment:
North America	$19,082	21.2%	$21,650	22.8%	$68,805	24.1%	$60,920	21.8%
EMEA	5,313	13.1	3,360	8.4	16,140	13.0	6,497	5.7
Asia Pacific	1,638	7.8	2,487	12.2	9,343	13.0	7,117	10.8
South America.	2,033	23.5	1,559	20.4	6,266	24.1	6,136	26.0

Total executive recruitment	28,066	17.5	29,056	17.8	100,554	19.8	80,670	16.7
Futurestep	891	3.4	1,268	5.4	5,462	6.5	3,440	5.3
Corporate	(12,792)	—	(9,832)	—	(38,502)	—	(24,571)	—

Total operating income	$16,165	8.7%	$20,492	11.0%	$67,514	11.4%	$59,539	10.9%

(1)	Margin is calculated as a percentage of fee revenue by business segment.

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

Fee Revenue

Fee Revenue. Fee revenue decreased $0.6 million to $185.9 million in the three months ended January 31, 2012 compared to $186.5 million in the three months ended January 31, 2011 due to a decrease in fee revenue in the North America region of Executive Recruitment partially offset by increases in fee revenue in all other regions of Executive Recruitment and in Futurestep. The decrease in fee revenue was primarily attributable to a 3% decrease in the number of engagements billed during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 offset by a 2% increase in the weighted-average fees billed per engagement during the same period. Weighted-average fees billed are impacted by the mix of engagements by segment, and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $0.5 million in the three months ended January 31, 2012.

Executive Recruitment. Executive recruitment reported fee revenue of $160.1 million, a decrease of $3.0 million, or 2%, in the three months ended January 31, 2012 compared to $163.1 million in the three months ended January 31, 2011. The decrease in executive recruitment fee revenue was mainly due to a 3% decrease in the number of executive recruitment engagements billed in the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 offset by a 1% increase in the weighted-average fees billed per engagement during the same period. Weighted-average fees billed are impacted by the mix of engagements by region and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $0.3 million in the three months ended January 31, 2012.

North America reported fee revenue of $90.0 million, a decrease of $4.9 million, or 5%, in the three months ended January 31, 2012 compared to $94.9 million in the three months ended January 31, 2011. North America’s decrease in fee revenue is primarily due to a 7% decrease in the weighted average fees billed per engagement during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011, partially offset by an increase of 2% in the number of engagements billed during the same period. The overall decrease in fee revenue was driven by decreases in fee revenue in the technology and financial services sectors. Exchange rates unfavorably impacted North America fee revenue by $0.1 million in the three months ended January 31, 2012.

EMEA reported fee revenue of $40.5 million, an increase of $0.4 million, or 1%, in the three months ended January 31, 2012 compared to $40.1 million in the three months ended January 31, 2011. EMEA’s increase in fee revenue was primarily driven by an increase of 8% in the weighted-average fees billed per engagement, offset by a 6% decrease in the number of engagements billed during the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The performance in existing offices in the United Kingdom, Switzerland and Germany were the primary contributors to the increase in fee revenue in the three months ended January 31, 2012 compared to the three months ended January 31, 2011, partially offset by a decrease in fee revenue in the France office during the same period. In terms of business sectors, industrial and consumer goods experienced the largest increases in fee revenue in the three months ended January 31, 2012 as compared to the three months ended January 31, 2011, while the life sciences/healthcare, technology and financial services sectors fee revenue decreased during the same period. Exchange rates unfavorably impacted EMEA’s fee revenue by $0.1 million in the three months ended January 31, 2012.

Asia Pacific reported fee revenue of $20.9 million, an increase of $0.4 million, or 2%, in the three months ended January 31, 2012 compared to $20.5 million in the three months ended January 31, 2011. This increase was mainly due to a 16% increase in weighted-average fees billed per engagement partially offset by a 12% decrease in the number of engagements billed in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase in performance in Japan and New Zealand were the primary contributors to the increase in fee revenue in the three months ended January 31, 2012 compared to the three months ended January 31, 2011, which was partially offset by a decrease in fee revenue in India. The largest increase in fee revenue was experienced in the life sciences/healthcare and consumer goods sectors. Exchange rates favorably impacted fee revenue for Asia Pacific by $0.5 million in the three months ended January 31, 2012.

South America reported fee revenue of $8.7 million, an increase of $1.1 million, or 14%, in the three months ended January 31, 2012 compared to $7.6 million in the three months ended January 31, 2011. The increase was due to an 8% increase in the weighted-average fees billed per engagement and a 5% increase in the number of engagements billed in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase in performance in Brazil and Chile were the primary contributors to the increase in fee revenue in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. Life sciences/healthcare and industrial were the main business sectors contributing to fee revenue in the three months ended January 31, 2012 and 2011.

Futurestep. Futurestep reported fee revenue of $25.8 million, an increase of $2.4 million, or 10%, in the three months ended January 31, 2012 compared to $23.4 million in the three months ended January 31, 2011. The increase in Futurestep’s fee revenue was due to a 12% increase in the weighted-average fees billed per engagement, offset by a 2% decrease in the number of engagements billed in the three months ended January 31, 2012 compared to the three months ended January 31, 2011. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $0.9 million, or 9%, to $10.5 million; Europe fee revenue increase of $0.7 million, or 10%, to $7.4 million; an increase in Asia Pacific fee revenue of $0.5 million, or 7%, to $7.6 million and fee revenue of $0.3 million in South America. Improvement in Futurestep fee revenue is primarily driven by growth in RPO engagements, which have higher average fees per engagement. Exchange rates favorably impacted fee revenue for Futurestep by $0.2 million in the three months ended January 31, 2012.

Compensation and Benefits

Compensation and benefits expense decreased $0.4 million to $125.7 million in the three months ended January 31, 2012 from $126.1 million in the three months ended January 31, 2011. The decrease in compensation and benefits expense was mainly due to a $4.9 million decrease in performance related bonus expense to $23.1 million in the three months ended January 31, 2012 from $28.0 million in the three months ended January 31, 2011. This decrease was primarily driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense. The decrease in bonus expense was also impacted by a change in the mix of revenues by operating segment, notably from the performance of Futurestep in the quarter, where bonus expense relative to revenues is lower than in the Executive Recruitment operating segment; during the three months ended January 31, 2012, Futurestep fee revenue increased by 10% compared to the three months ended January 31, 2011 while Executive recruitment fee revenue decreased by 2% during the same period. The decrease in compensation and benefits expense was partially offset by a 10% increase in salaries and benefits in the three months ended January 31, 2012 as compared to the three months ended January 31, 2011 due in large part to an 11% growth in the average worldwide headcount during the same period. The growth in average worldwide headcount was primarily due to an increase in execution and support staff to support the growth in Futurestep. Exchange rates unfavorably impacted compensation and benefits expenses by $0.6 million during the three months ended January 31, 2012.

In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation expense of $1.6 million in the three months ended January 31, 2012 compared to $2.1 million in the three months ended January 31, 2011. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.2 million during the three months ended January 31, 2012 compared to $2.5 million in the three months ended January 31, 2011, recorded in other income (loss), net on the consolidated statements of income.

Executive recruitment compensation and benefits expense decreased $2.2 million, or 2%, to $101.6 million in the three months ended January 31, 2012 compared to $103.8 million in the three months ended January 31, 2011, primarily due to a $3.8 million decrease in performance related bonus expense driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense. In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation expense of $1.6 million in the three months ended January 31, 2012 compared to $1.9 million in the three months ended January 31, 2011. Partially offsetting these changes was a 5% increase in salaries and benefits primarily due to a 2% increase in average executive recruitment headcount, to support our future growth in business activities. Executive recruitment compensation and benefits expense as a percentage of fee revenue were 64% in both the three months ended January 31, 2012 and 2011. Exchange rates unfavorably impacted compensation and benefits expenses by $0.5 million during the three months ended January 31, 2012.

Futurestep compensation and benefits expense increased $2.0 million, or 12%, to $19.2 million in the three months ended January 31, 2012 from $17.2 million in the three months ended January 31, 2011. The increase was primarily due to a 38% increase in average headcount in support of Futurestep’s increased business activities. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 74% in the three months ended January 31, 2012 from 73% in the three months ended January 31, 2011. Exchange rates unfavorably impacted compensation and benefits expense by $0.1 million.

Corporate compensation and benefits expense was $4.9 million in the three months ended January 31, 2012 which is net of $2.2 million increase in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) compared to $5.1 million in the three months ended January 31, 2011 which is net of $1.4 million increase in the CSV of COLI. The CSV of COLI is held to fund other deferred compensation retirement plans and the change in CSV of COLI was the primary reason for the decrease in compensation and benefits expense. The increase in CSV of COLI was due to a change in the value of the underlying investments due to market changes.

General and Administrative Expenses

General and administrative expenses increased $3.7 million, or 12%, to $35.2 million in the three months ended January 31, 2012 compared to $31.5 million in the three months ended January 31, 2011. The increase is largely attributable to an increase in legal and other professional fees, and to a lesser extent, an increase in premise and office expenses and business development expenses, including costs associated with social media initiatives, partially offset by a decrease in travel and meeting expenses. Exchange rates unfavorably impacted general and administrative expenses by $0.2 million in the three months ended January 31, 2012. General and administrative expenses as a percentage of fee revenue were 19% in the three months ended January 31, 2012 as compared to 17% in the three months ended January 31, 2011.

Executive recruitment general and administrative expenses decreased $0.2 million to $23.0 million in the three months ended January 31, 2012 from $23.2 million in the three months ended January 31, 2011. The decrease in general and administrative expenses was primarily driven by a $0.9 million decrease in travel expense, offset with a $0.6 million increase in premises and office expense, which increased primarily due to obtaining additional office space in existing locations. Exchange rates unfavorably impacted general and administrative expenses by $0.2 million. Executive recruitment general and administrative expenses as a percentage of fee revenue were 14% in both the three months ended January 31, 2012 and 2011.

Futurestep general and administrative expenses increased $0.8 million, or 20%, to $4.8 million in the three months ended January 31, 2012 compared to $4.0 million in the three months ended January 31, 2011, due to a $0.5 million increase in premise and office expense and a $0.3 million increase in marketing expense. Futurestep general and administrative expenses as a percentage of fee revenue was 19% in the three months ended January 31, 2012 compared to 17% in the three months ended January 31, 2011.

Corporate general and administrative expenses increased by $3.1 million to $7.4 million in the three months ended January 31, 2012 compared to $4.3 million in the three months ended January 31, 2011. The increase is largely attributable to an increase in legal and other professional fees, and to a lesser extent, an increase in business development expense.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $0.2 million, or 2%, to $13.0 million in the three months ended January 31, 2012 compared to $12.8 million in the three months ended January 31, 2011. Engagement expenses as a percentage of fee revenue were 7% for both the three months ended January 31, 2012 and 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $3.6 million and $3.2 million in the three months ended January 31, 2012 and 2011, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges, Net

During the three months ended January 31, 2012, we increased previously recorded restructuring charges, net by $0.9 million, primarily related to the inability to sublease space, which was included in the original estimate. There were no restructuring charges in the three months ended January 31, 2011.

Operating Income

Operating income decreased $4.3 million to $16.2 million in the three months ended January 31, 2012 compared to $20.5 million in the three months ended January 31, 2011. This decrease in operating income resulted primarily from an increase of $3.7 million in general and administrative expenses primarily from our Corporate segment, an increase of $0.9 million in restructuring charges and a decrease in fee revenue of $0.6 million during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011, partially offset by a $0.4 million decrease in compensation and benefits expense.

Executive recruitment operating income decreased $1.0 million to $28.1 million in the three months ended January 31, 2012 compared to $29.1 million in the three months ended January 31, 2011. The decrease in executive recruitment operating income is primarily attributable to a $3.0 million decrease in fee revenue and an increase of $0.8 million in restructuring charges, during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. These changes were partially offset by a $2.2 million decrease in compensation and benefits expense. Executive recruitment operating income as a percentage of fee revenue was 18% in both the three months ended January 31, 2012 and 2011.

Futurestep operating income decreased by $0.4 million to operating income of $0.9 million in the three months ended January 31, 2012, as compared to $1.3 million in the three months ended January 31, 2011. This decrease was driven by a $2.0 million increase in Futurestep compensation and benefits expense and a $0.8 million increase in general and administrative expenses during the three months ended January 31, 2012, as compared to the three months ended January 31, 2011, which was primarily offset by the $2.4 million increase in Futurestep fee revenue. Futurestep operating income as a percentage of fee revenue was 3% in the three months ended January 31, 2012 compared to 5% in the three months ended January 31, 2011.

Other Income (Loss), Net

Other income (loss), net decreased by $0.4 million to $1.6 million in the three months ended January 31, 2012 as compared to $2.0 million in the three months ended January 31, 2011. This decrease was primarily due to net gains on marketable securities of $2.2 million classified as trading in the three months ended January 31, 2012 as compared to net gains of $2.5 million in the three months ended January 31, 2011. The decrease in other income (loss), net reflects a smaller net gain of $0.3 million in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the consolidated financial statements) during the three months ended January 31, 2012 as compared to the three months ended January 31, 2011. Offsetting this decrease in other income (loss), net is a $0.5 million decrease in certain deferred compensation plan liabilities (see Note 7 of the consolidated financial statements) recorded as a reduction of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.3 million in the three months ended January 31, 2012 as compared to $0.5 million in the three months ended January 31, 2011. The decrease in interest expense, net is due to a decline in our average borrowings under our COLI policies.

Income Tax Provision

The provision for income taxes was $6.1 million in the three months ended January 31, 2012 compared to $8.6 million in the three months ended January 31, 2011. The provision for income taxes in the three months ended January 31, 2012 reflects a 35% effective tax rate, compared to a 39% rate for the three months ended January 31, 2011. This decrease in the effective tax rate during the three months ended January 31, 2012 as compared to the year-ago period, is due to a decline in international corporate tax rates and a greater percentage of worldwide income arising in jurisdictions outside of the U.S. with lower corporate tax rates.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary. We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.3 million in the three months ended January 31, 2012 compared to $0.5 million in the three months ended January 31, 2011.

Nine Months Ended January 31, 2012 Compared to Nine Months Ended January 31, 2011

Fee Revenue

Fee Revenue. Fee revenue increased $45.4 million, or 8%, to $592.4 million in the nine months ended January 31, 2012 compared to $547.0 million in the nine months ended January 31, 2011. The increase in fee revenue was primarily attributable to a 5% increase in the number of engagements billed during the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011 and a 3% increase in the weighted-average fees billed per engagement during the same period. Weighted-average fees billed are impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $19.5 million in the nine months ended January 31, 2012.

Executive Recruitment. Executive recruitment reported fee revenue of $507.8 million, an increase of $25.7 million, or 5%, in the nine months ended January 31, 2012 compared to $482.1 million in the nine months ended January 31, 2011. The increase in executive recruitment fee revenue was mainly due to a 5% increase in the number of executive recruitment engagements billed in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011 and to a lesser extent a 1% increase in the weighted-average fees billed per engagement during the same period. Weighted-average fees billed are impacted by the mix of engagements by region and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $14.4 million in the nine months ended January 31, 2012.

North America reported fee revenue of $285.9 million, an increase of $6.9 million, or 2%, in the nine months ended January 31, 2012 compared to $279.0 million in the nine months ended January 31, 2011. North America’s increase in fee revenue is primarily due to a 9% increase in the number of engagements billed during the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011, offset by a decrease of 6% in the weighted-average fees billed per engagement in the region during the same period. The decrease in weighted-average fee per engagement was due to strong growth in leadership and talent consulting services which have lower average fees per engagement. The overall increase in fee revenue was driven by increases in fee revenue in the life sciences/healthcare, consumer goods, and industrial sectors, partially offset by a decrease in fee revenue in the technology and financial services sectors. Exchange rates favorably impacted North America fee revenue by $1.1 million in the nine months ended January 31, 2012.

EMEA reported fee revenue of $124.0 million, an increase of $10.2 million, or 9%, in the nine months ended January 31, 2012 compared to $113.8 million in the nine months ended January 31, 2011. EMEA’s increase in fee revenue was primarily driven by a 5% increase in the weighted-average fees billed and a 3% increase in the number of engagements billed in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011. The performance in existing offices in Switzerland, Germany and the United Kingdom were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. In terms of business sectors, industrial, consumer goods and life science/healthcare experienced the largest increases in fee revenue in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011, partially offset by a decrease in fee revenue in the financial services and technology sectors. Exchange rates favorably impacted EMEA’s fee revenue by $6.9 million in the nine months ended January 31, 2012.

Asia Pacific reported fee revenue of $71.9 million, an increase of $6.2 million, or 9%, in the nine months ended January 31, 2012 compared to $65.7 million in the nine months ended January 31, 2011. This increase was mainly due to an 11% increase in weighted-average fees billed per engagement, offset with a 2% decrease in the number of engagements billed in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. The performance in Australia and Japan were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. The largest increase in fee revenue was experienced in the consumer goods, life sciences/healthcare and industrial sectors, offset by a decrease in fee revenue in the financial services sector. Exchange rates favorably impacted fee revenue for Asia Pacific by $4.4 million in the nine months ended January 31, 2012.

South America reported fee revenue of $26.0 million, an increase of $2.4 million, or 10%, in the nine months ended January 31, 2012 compared to $23.6 million in the nine months ended January 31, 2011 mainly due to an increase of 10% in the weighted-average fees billed per engagement in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. The performance in Chile, Brazil, and Colombia were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. Industrial, life sciences/healthcare, and financial services were the main sectors contributing to the increase in fee revenue in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011, offset by a decrease in fee revenue in the technology sector. Exchange rates favorably impacted fee revenue for South America by $2.0 million in the nine months ended January 31, 2012.

Futurestep. Futurestep reported fee revenue of $84.6 million, an increase of $19.7 million, or 30%, in the nine months ended January 31, 2012 compared to $64.9 million in the nine months ended January 31, 2011. The increase in Futurestep’s fee revenue was due to a 22% increase in the weighted-average fees billed per engagement and a 7% increase in the number of engagements billed in the nine months ended January 31, 2012 compared to the nine months ended January 31, 2011. The increase in fee revenue was also positively impacted by an increase in new clients and in the level of activity for existing clients in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $10.2 million, or 40%, to $35.4 million; Europe fee revenue increase of $4.8 million, or 25%, to $24.2 million; an increase in Asia Pacific fee revenue of $4.3 million, or 21%, to $24.6 million and fee revenue of $0.4 million in South America. Improvement in Futurestep fee revenue is primarily driven by increases in RPO, which have higher average fees per engagement, and middle-management recruitment. Exchange rates favorably impacted fee revenue for Futurestep by $5.1 million in the nine months ended January 31, 2012.

Compensation and Benefits

Compensation and benefits expense increased $20.7 million, or 6%, to $394.6 million in the nine months ended January 31, 2012 from $373.9 million in the nine months ended January 31, 2011. The increase in compensation and benefits expense is mainly due to a 16% increase in salaries and benefits in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011 due in large part to a 12% growth in average worldwide headcount. The growth in average worldwide headcount was primarily due to an increase in execution and support staff to support our growth in Futurestep and other business activities. The increase in compensation and benefits expense was partially offset by a $12.1 million decrease in performance related bonus expense to $84.0 million in the nine months ended January 31, 2012 from $96.1 million in the nine months ended January 31, 2011. This decrease was primarily driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense. The decrease in bonus expense was also impacted by a change in the mix of business by operating segment, notably from the strong performance of Futurestep, where bonus expense relative to revenues is lower than in the Executive Recruitment operating segment; during the nine months ended January 31, 2012, Futurestep fee revenue increased by 30% compared to the nine months ended January 31, 2011 while Executive recruitment fee revenue increased by 5% for the same period. In addition, the performance related bonus expense for the nine months ended January 31, 2012 and 2011 was reduced by a change in the bonus expense estimate of $1.2 million and $2.0 million for fiscal 2011 and 2010, respectively, resulting in bonus expense of $82.8 million and $94.1 million, respectively. These changes in estimates represent the difference between the bonus expense recorded for fiscal 2011 and 2010 and the actual cash payments made or to be made with respect to amounts earned during such fiscal years. Exchange rates unfavorably impacted compensation and benefits expenses by $14.4 million during the nine months ended January 31, 2012.

In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in a decrease of compensation expense of $2.0 million in the nine months ended January 31, 2012 and an increase of compensation expense of $3.4 million in the nine months ended January 31, 2011. Offsetting these changes in compensation and benefits expense was a reduction in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $1.9 million during the nine months ended January 31, 2012 and an increase in the fair value of marketable securities classified as trading of $4.2 million compared to the year-ago period, recorded in other income (loss), net on the consolidated statements of income.

Executive recruitment compensation and benefits expense increased $2.4 million, or 1%, to $316.3 million in the nine months ended January 31, 2012 compared to $313.9 million in the nine months ended January 31, 2011. The increase in compensation and benefits expense is primarily due to a 10% increase in salaries and benefits in the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011 due in large part to a 6% growth in average executive recruitment headcount. Average executive recruitment headcount increased to support growth in business activities. Offsetting these increases was a reduction in the performance related bonus expense of $11.5 million primarily driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense in the nine months ended January 31, 2012 compared to the year-ago period and changes in the fair value of vested amounts owed under certain deferred compensation plans resulting in a decrease of compensation expense of $1.8 million in the nine months ended January 31, 2012 and an increase of $3.1 million in the nine months ended January 31, 2011. Executive recruitment compensation and benefits expense decreased as a percentage of fee revenue to 62% from 65% in the nine months ended January 31, 2012 and 2011, respectively. Exchange rates unfavorably impacted compensation and benefits expenses by $11.0 million during the nine months ended January 31, 2012.

Futurestep compensation and benefits expense increased $15.3 million, or 33%, to $61.2 million in the nine months ended January 31, 2012 from $45.9 million in the nine months ended January 31, 2011. The increase was primarily due to a 32% increase in average headcount in support of Futurestep’s increased business activities and 30% increase in fee revenue. Exchange rates unfavorably impacted compensation and benefits expense by $3.4 million. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 72% in the nine months ended January 31, 2012 from 71% in the nine months ended January 31, 2011.

Corporate compensation and benefits expense was $17.1 million in the nine months ended January 31, 2012 which is net of $3.3 million increase of the CSV of COLI compared to $14.1 million in the nine months ended January 31, 2011 which is net of $4.8 million increase of the CSV of COLI. The CSV of COLI is held to fund other deferred compensation retirement plans and the change in CSV of COLI was the primary reasons for the increase in compensation and benefits expense in addition to an increase in average headcount. The increase in the CSV of COLI was due to changes in the value of the underlying investments due to market changes.

General and Administrative Expenses

General and administrative expenses increased $16.7 million, or 19%, to $104.2 million in the nine months ended January 31, 2012 compared to $87.5 million in the nine months ended January 31, 2011. The increase is largely attributable to an increase in legal and other professional fees, and to a lesser extent, an increase in premise and office expenses and business development expenses, which includes costs associated with social media initiatives. Exchange rates unfavorably impacted general and administrative expenses by $4.2 million in the nine months ended January 31, 2012. General and administrative expenses as a percentage of fee revenue were 18% in the nine months ended January 31, 2012 as compared to 16% in the nine months ended January 31, 2011.

Executive recruitment general and administrative expenses increased $3.7 million, or 6%, to $69.2 million in the nine months ended January 31, 2012 from $65.5 million in the nine months ended January 31, 2011. The increase in general and administrative expenses was driven by an increase of $3.2 million in premises and office expense and $0.6 million in business development expense, which includes costs associated with social media initiatives. Premise and office expenses increased due to obtaining additional office space in existing locations while business development expenses increased due to the increase in our overall business activities, as reflected by the 5% increase in fee revenues. Exchange rates unfavorably impacted general and administrative expenses by $2.9 million. Executive recruitment general and administrative expenses as a percentage of fee revenue were both 14% in the nine months ended January 31, 2012 and 2011.

Futurestep general and administrative expenses increased $2.3 million, or 18%, to $15.2 million in the nine months ended January 31, 2012 compared to $12.9 million in the nine months ended January 31, 2011, primarily due to increases of $1.5 million in premises and office expense, $0.6 million in business development expense and $0.2 million in other expense related to the increase in our overall business activities reflected in the 30% increase in fee revenues. Exchange rates unfavorably impacted general and administrative expenses by $1.3 million. Futurestep general and administrative expenses as a percentage of fee revenue was 18% in the nine months ended January 31, 2012 compared to 20% in the nine months ended January 31, 2011.

Corporate general and administrative expenses increased $10.7 million to $19.8 million in the nine months ended January 31, 2012 compared to $9.1 million in the nine months ended January 31, 2011. The increase is largely attributable to an increase in legal and other professional fees, and to a lesser extent, an increase in business development expenses, including costs associated with social media initiatives, which increased primarily due to the increase in our overall business activities.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $3.5 million, or 9%, to $41.6 million in the nine months ended January 31, 2012 compared to $38.1 million in the nine months ended January 31, 2011, driven by the increase in the volume of business activity. Engagement expenses as a percentage of fee revenue were 7% for both the nine months ended January 31, 2012 and 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $10.4 million and $9.3 million in the nine months ended January 31, 2012 and 2011, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges, Net

During the nine months ended January 31, 2012 and 2011 we increased previously recorded restructuring charges, net by $0.9 million and $2.1 million, respectively primarily related to the inability to sublease space, which was included in the original estimate.

Operating Income

Operating income increased $7.9 million to $67.5 million in the nine months ended January 31, 2012 compared to $59.6 million in the nine months ended January 31, 2011. This increase in operating income resulted from a $45.4 million increase in fee revenue during the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011, partially offset by an increase of $20.7 million in compensation and benefits expense and $16.7 million in general and administrative expenses.

Executive recruitment operating income increased $19.8 million to $100.5 million in the nine months ended January 31, 2012 compared to $80.7 million in the nine months ended January 31, 2011. The increase in executive recruitment operating income is primarily attributable to a $25.7 million increase in fee revenue during the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011, which was offset by a $3.7 million increase in general and administrative expenses and $2.4 million increase in compensation and benefits expense. Executive recruitment operating income during the nine months ended January 31, 2012 as a percentage of fee revenue was 20% compared to 17% in the nine months ended January 31, 2011.

Futurestep operating income increased by $2.0 million to $5.5 million in the nine months ended January 31, 2012, as compared to $3.5 million in the nine months ended January 31, 2011. This increase is primarily attributable to a $19.7 million increase in Futurestep fee revenue during the nine months ended January 31, 2012, as compared to the nine months ended January 31, 2011, which was offset by increases of $15.3 million and $2.3 million in Futurestep compensation and benefits and general and administrative expenses, respectively. Futurestep operating income as a percentage of fee revenue was 7% in the nine months ended January 31, 2012 compared to 5% in the nine months ended January 31, 2011.

Other Income (Loss), Net

Other income (loss), net decreased by $6.4 million to a loss of $3.0 million in the nine months ended January 31, 2012 as compared to income of $3.4 million in the nine months ended January 31, 2011. This decrease was primarily due to net losses on marketable securities of $1.9 million classified as trading in the nine months ended January 31, 2012 as compared net gains on marketable securities of $4.2 million classified as trading in the nine months ended January 31, 2011. The decrease in other income (loss), net reflects a $6.1 million decrease in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 of the consolidated financial statements) during the nine months ended January 31, 2012 as compared to the nine months ended January 31, 2011. Offsetting this decrease in other income (loss), net is a $5.4 million decrease in certain deferred compensation retirement plan liabilities (see Note 7 of the consolidated financial statements) during the same period, which resulted in a reduction of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.3 million in the nine months ended January 31, 2012 as compared to $2.5 million in the nine months ended January 31, 2011. The decrease in interest expense, net is due to a decline in our average borrowings under our COLI policies and an increase in dividend and interest income primarily as a result of higher average balances of interest earning assets.

Income Tax Provision

The provision for income taxes was $22.2 million in the nine months ended January 31, 2012 compared to $23.4 million in the nine months ended January 31, 2011. The provision for income taxes in the nine months ended January 31, 2012 reflects a 35% effective tax rate, compared to a 39% rate for the nine months ended January 31, 2011. This decrease in the effective tax rate during the nine months ended January 31, 2012 as compared to the year-ago period, is due to a decline in international corporate tax rates and a greater percentage of worldwide income arising in jurisdictions outside the U.S. with lower corporate tax rates.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary.

We report our interest in earnings or loss of our Mexican subsidiary on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $1.3 million in the nine months ended January 31, 2012 compared to $1.4 million in the nine months ended January 31, 2011.

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and industries in which we operate. The economic activity in those regions and industries showed improvement in fiscal 2011 and the first three quarters of fiscal 2012, but the pace of recovery has slowed. If the national or global economy or credit market conditions in general were to deteriorate in the future, it is possible that such changes could put additional negative pressure on demand for our services and affect our cash flows.

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

Cash and cash equivalents and marketable securities were $352.4 million and $369.1 million as of January 31, 2012 and April 30, 2011, respectively. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds, investments in corporate bonds, commercial paper and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of January 31, 2012 and April 30, 2011, our marketable securities of $134.2 million and $122.2 million, respectively, included $80.5 million and $71.4 million, respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $72.9 million and $66.3 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $80.7 million and $72.1 million as of January 31, 2012 and April 30, 2011, respectively. As of January 31, 2012, we had marketable securities classified as available-for-sale with a balance of $53.7 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net increase in our working capital of $66.4 million as of January 31, 2012 compared to April 30, 2011 is primarily attributable to a decrease in compensation and benefits payable plus an increase in marketable securities and accounts receivable offset by a decrease in cash and cash equivalents. Compensation and benefits payable and cash and cash equivalents decreased due to the payment of annual bonuses earned in fiscal 2011 and paid during the nine months ended January 31, 2012, while the increase in marketable securities is due to the increased amount of available for sale securities that will mature within a year of January 31, 2012 compared to April 30, 2011. The accounts receivable increased due to an increase in the number of engagements billed that are included in accounts receivable at January 31, 2012 compared to April 30, 2011 and an increase in the average days sale outstanding. Cash provided by operating activities was $3.9 million in the nine months ended January 31, 2012, a decrease of $22.7 million, from cash provided by operating activities of $26.6 million in the nine months ended January 31, 2011. The decrease in cash provided by operating activities is primarily because fiscal 2011 bonuses paid in the nine months ended January 31, 2012 were higher than fiscal 2010 bonuses paid during the nine months ended January 31, 2011 due to an increase in fee revenue and overall profitability in fiscal 2011 as compared to fiscal 2010.

The Company paid bonuses of $130.9 million in cash during the nine months ended January 31, 2012, and expects to pay $1.3 million in cash during the remainder of fiscal 2012. Compensation and benefits payable on the Company’s consolidated balance sheet as of April 30, 2011 includes $5.4 million in bonus payments that were fully earned by recipients during fiscal 2010, but for which the payment was delayed due to economic conditions prevailing at the time. These delayed payments were recorded to bonus liability and accrued in fiscal 2010 because the underlying bonuses had been fully earned in that period. The amounts were paid during the three months ended January 31, 2012 and increased the cash used in operating activities during this period. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during the nine months ended January 31, 2011 and increased cash used in operating activities during this period by a corresponding amount.

Cash used in investing activities was $28.4 million in the nine months ended January 31, 2012, a decrease of $37.5 million from cash used in investing activities of $65.9 million in the nine months ended January 31, 2011. The decrease in cash used in investing activities is primarily attributable to lower purchases of marketable securities of $14.9 million, higher net proceeds from sales/maturities of marketable securities of $12.0 million, a decrease in cash used to purchase property and equipment of $8.8 million and lower payments of earn-outs from prior acquisitions of $2.8 million.

Cash provided by financing activities was $1.3 million in the nine months ended January 31, 2012, an increase of $1.7 million from cash used in financing activities of $0.4 million in the nine months ended January 31, 2011. Cash used to repurchase shares of common stock decreased by $9.3 million from the prior period coupled with a $1.0 million increase in tax benefits from issuances of common stock related to employee stock options and our employee stock purchase plan. Partially offsetting the increases was a decrease of $4.6 million in cash proceeds from the exercise of employee stock options and our employee stock purchase plan, $3.0 million of cash proceeds from the exercise of warrants during the nine months ended January 31, 2011 and a decrease of $1.3 million in the amount of borrowing under the life insurance policies. As of January 31, 2012, $24.4 million remained available for repurchase under our repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of January 31, 2012 and April 30, 2011, we held contracts with gross CSV of $148.8 million and $143.9 million, respectively. In fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million and $72.9 million as of January 31, 2012 and April 30, 2011, respectively. At January 31, 2012 and April 30, 2011, the net cash value of these policies was $75.5 million and $71.0 million, respectively.

Long-Term Debt

Our Senior Secured Revolving Facility (the “Facility”), which was entered into during March 2011, provides for an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The Facility matures on March 14, 2014 and prior to each anniversary date, we can request one year extensions, subject to lender consent. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). We pay quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on our leverage ratio. The Facility is secured by substantially all of the assets of our domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of January 31, 2012 and April 30, 2011, we had no borrowings under our Facility; however, we are required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. At January 31, 2012 and April 30, 2011, there was $2.9 million of standby letters of credit issued under this Facility.

We are not aware of any other trends, demand or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, limited purpose entities. We had no material changes in contractual obligations as of January 31, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2012 and 2011, we recognized foreign currency losses, on an after tax basis, of $1.1 million and $0.2 million, respectively.

Our primary exposure to exchange losses is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain would have been $1.5 million, $2.5 million and $3.5 million, respectively, based on outstanding balances at January 31, 2012. If the U.S. dollar weakened by the same increments against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, correspondingly, our exchange loss would have been $1.5 million, $2.5 million and $3.5 million, respectively, based on outstanding balances at January 31, 2012.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2012 and April 30, 2011, we had no outstanding borrowings under our Facility. We had $73.3 million and $72.9 million of borrowings against the CSV of COLI contracts as of January 31, 2012 and April 30, 2011, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2012:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2011— November 30, 2011	—	$—	—	$24.4 million
December 1, 2011— December 31, 2011	1,151	$16.52	—	$24.4 million
January 1, 2012— January 31, 2012	—	$—	—	$24.4 million

Total	1,151	$16.52	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

	By:	/s/ ROBERT P. ROZEK
Robert P. Rozek Executive Vice President and Chief Financial Officer
Date: March 12, 2012

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.