Form 10-K
period 2012-04-30
KORN FERRY INTERNATIONAL
filed 2012-06-22
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1900 Avenue of the Stars, Suite 2600,	90067
Los Angeles, California	(Zip code)
(Address of principal executive offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares outstanding of our common stock as of June 18, 2012 was 47,955,738 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $862,867,197 based upon the closing market price of $15.97 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders scheduled to be held on September 27, 2012 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2012

PART I.

Item 1.	Business

Business Overview

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to attract, engage, develop and retain their talent. We opened our first office in Los Angeles in 1969 and currently operate in 76 offices in 35 countries. As of April 30, 2012, we had 2,654 full-time employees, including 442 executive recruitment and 71 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 79% of our executive recruitment assignments performed during fiscal 2012 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

We provide the following talent management solutions:

Executive Recruitment:    Executive Recruitment, our largest business, focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational industries. The relationships that we develop through this business are valuable in introducing our complementary service offerings to clients.

Leadership and Talent Consulting (“LTC”):    Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational and leadership development efforts. Services address five fundamental needs — board effectiveness, Chief Executive Officer (“CEO”) & top team effectiveness, leadership development & enterprise learning, organization transformation and integrated talent management. Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

High Impact Recruitment Solutions:    In 1998, we extended our market reach into middle management with the introduction of our subsidiary, Futurestep. Futurestep draws from Korn/Ferry’s four decades of industry experience to offer fully customized, flexible services to help organizations meet their talent and recruitment needs. Futurestep’s portfolio of services includes recruitment process outsourcing (“RPO”), project recruitment, search and consulting.

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

Industry Overview

Executive Recruitment Services:    Our executive recruitment services concentrate on searches for positions with annual compensation of $250,000 or more, or comparable in foreign locations, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn/Ferry, typically charge a fee for their services equal to approximately one-third of the first year annual cash compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Leadership and Talent Consulting Services:    Our LTC services are driving our transformation into a broad-based talent management firm. These diversified solutions help our clients to not only attract but to engage, develop and retain their best people in the context of their organization and talent strategy.

High Impact Recruitment Solutions:    Futurestep, a Korn/Ferry subsidiary, offers talent acquisition solutions for mid- and high-level management, with annual compensation generally in the $100,000 to $150,000 range or comparable in foreign locations. Founded in 1998, Futurestep today has locations on five continents and a record of success in helping clients improve business performance through high impact talent.

Industry Trends

While significant challenges currently face the global economy, we believe once the global economic environment turns and begins to fully recover and expand, the mid- to long-term business outlook for the talent management industry should be positive. Contributing to this is a confluence of market trends that will ultimately fuel job growth and hiring, which include the following:

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

Aging Population — In many major economic centers, the workforce population is aging and the number of retirees has increased in the last decade. Moreover, the supply of available qualified candidates is limited, making it more difficult for employers to secure executives. We believe this trend will have a positive impact on our business over the long-term as employers will increasingly seek service providers who can provide solutions for the impending talent shortage.

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

Key Role of Technology — At Korn/Ferry we are adding more discipline and scientific research into the recruitment process, with emphasis shifting from candidate identification to candidate assessment and attraction. Driving this initiative is enhanced technology, as the power of the Internet, search engines and databases make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, assessing and recruiting the most desirable candidates.

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

•	Increasing demand for senior executives who can exceed the high standards of due diligence and public scrutiny as a result of recent securities legislation;

•	Decreasing executive management tenure and more frequent job changes;

•	Inadequate succession planning; and

•	Increasing impact of web-enabled social media on the role of HR and the recruitment process.

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. In order to meet this objective, we will continue to pursue five strategic initiatives:

1.    Drive an Integrated, Solutions-Based Go-to-Market Strategy

Differentiating Client Value Proposition — Korn/Ferry offers its clients a global, integrated, enterprise-wide talent management solution. To that end, we have made progress in helping clients more effectively and efficiently, attract, engage, develop and retain their workforce.

In analyzing talent management across the attract-engage-develop-retain value chain, Korn/Ferry has developed clear, industry-differentiating strengths through its market leading position in Executive Recruitment and RPO solutions, with distinct, diversified capabilities along the rest of the value chain through the Company’s LTC service line.

Our synergistic go-to-market strategy, utilizing all three of our service lines, is systematically driving more integrated, scaleable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that nearly 84% of our top 50 clients utilize at least two of our service lines.

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

Our IP-driven Lominger tools and services are being utilized by our clients for everything from organizational development and job profiling to selection, training, individual and team development, succession planning and more. We have more than doubled the Lominger business since we acquired it in 2006. As a product-focused offering, Lominger technology helps us to generate long-term relationships with our clients. We continue to seek ways to scale the Lominger product offering to our global clients.

Global organizations utilizing our firm’s validated assessment capability are realizing the power and benefits of Korn/Ferry IP in their talent evaluation process. Our assessment capability, currently utilized by more than 65% of our clients, can improve executive retention and prospects of promotion. We believe companies that use Korn/Ferry’s assessments to choose executives are more likely to find candidates that they would not only retain, but soon promote.

Technology — Information technology has become a critical element of the executive recruitment business. We have made significant investments in developing a robust technology infrastructure and a web-based recruitment platform, e-Korn/Ferry. In fiscal 2012, we continued to invest in enhanced tools and knowledge management to gain competitive advantage. We introduced key enhancements to Searcher Express, our state-of-the-art engagement execution platform and the cornerstone of the Company’s strategy to better share knowledge, access data and improve the search process. A new version of Searcher Express for the iPad/iPhone will enable our consultants to conveniently manage their search assignments wherever they go, providing secure access to view and update engagement information from the field.

Fiscal 2012 was a year in which we implemented a set of efficiency-enhancing system integrations, connecting our client-facing consultants to back office support services in assessment technologies, candidate sourcing, talent pool management and Internet-based information repositories. We also continued the worldwide upgrade of our desktop and network infrastructure, including the integration of instant messaging into our engagement execution workflow.

The technology supporting LTC continued to evolve in fiscal 2012 through the integration of Lominger’s intellectual property into our assessment and talent management services. We continued to build out our intellectual property platform, including enhancements to Lominger’s e-Suite, Learning Agility tools, and library of e-books.

Information technology is a key driver of Futurestep’s growth in RPO, project recruitment and search. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates. In fiscal 2012, we continued the integration of advanced, Internet-based sourcing, assessment and selection technologies into the engagement workflow. We have embarked on the development of the Personal Development Platform, a new online service offering that incorporates Korn/Ferry’s proprietary assessment methodologies with Futurestep’s expertise in workforce optimization.

In fiscal 2012, we renewed our commitment to invest in technology across all lines of business — extending the Company’s brand through integration with social networks — and delivering our unique intellectual property through smart phones and tablets. We launched ProSpective, a new assessment instrument that gives executives insight into their leadership characteristics and problem areas, and KFInsider, a professional social network for Korn/Ferry placements.

We will continue to enhance our technology in order to strengthen our relationships with clients, expand our markets through new delivery channels and maintain a competitive advantage in offering the full range of executive talent management services.

3.    Extend and Elevate the Korn/Ferry Brand

Next to our people, the Korn/Ferry brand is the strongest asset of the Company. Since inception, Korn/Ferry has always maintained an aggressive stance in building our global presence and supporting our vision and ongoing growth through a robust and comprehensive marketing approach. At the highest level, we will continue to extend and elevate the Korn/Ferry brand to raise awareness and drive higher market share within key segments.

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

For example, we will leverage the work our Board & CEO Services practice performs at the top of our clients’ organizations to promote awareness of our various solutions at the highest levels. We believe these engagements will create significant “trickle-down” revenue opportunities across all of our lines of business and lead to the expansion of other high-level, consultative relationships within the board and CEO community.

4.    Advance Korn/Ferry as a Premier Career Destination

As our business strategy evolves, so should our talent strategy in order to drive the growth we need and the culture we want, at a pace we can absorb. Our talent strategy is what we do to allow us to attract, engage, develop, and retain the best talent for ourselves (and, by extension, for our clients) to achieve our business potential.

Our goal is to become the premier career destination for top talent through offering a client-focused culture, promotional/developmental opportunities and compensation that aligns employee behavior to corporate strategy.

5.    Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

In addition to our heritage as a leading provider of executive recruitment, we also offer clients RPO, project recruitment, search and consulting services through Futurestep, and board effectiveness, CEO & top team effectiveness, leadership development & enterprise learning, organization transformation and integrated talent management services through LTC.

We will continue to develop and add new products and services that our clients demand and continue to pursue a disciplined acquisition strategy, both of which are consistent with our strategic goals.

Our Services and Organization

Organization

The Company operates in two global business segments in the retained recruitment industry: Executive Recruitment and High Impact Recruitment Solutions — Futurestep. Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and South America. High Impact Recruitment Solutions — Futurestep is managed on a worldwide basis with operations in North America, Europe, Asia Pacific and South America. We face risks associated with political instability, legal requirements and currency fluctuations in these international operations. Examples of such risks include difficulties in staffing and managing global operations, social and political instability, fluctuation in currency exchange rates and potential adverse tax consequences.

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview — Our executive recruitment services are typically used to fill executive-level positions, such as board directors, chief executive officers (“CEO”), chief financial officers (“CFO”), chief operating officers (“COO”), chief information officers (“CIO”) and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2012, we executed 11,656 executive recruitment assignments.

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

Industry Specialization — Consultants in our five global markets and one regional specialty practice groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industry and geography. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2012 Assignments by Industry Specialization

Global Markets:
Industrial	29%
Consumer	19%
Life Sciences/Healthcare Provider	17%
Financial Services	15%
Technology	14%
Regional Specialties:
Education/Not-for-Profit	6%

Functional Expertise — We have organized executive recruitment centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the Company. Their work is with CEOs and in the board room, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2012 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	75%
Finance and Control	7%
Manufacturing/Engineering/Research and Development/Technology	6%
Marketing and Sales	5%
Human Resources and Administration	4%
Information Systems	3%

Regions

North America — We opened our first office in Los Angeles in 1969 and currently have 23 offices throughout the United States and Canada. In fiscal 2012, the region generated fee revenue of $381.5 million from 5,068 assignments billed with an average of 221 consultants.

EMEA — We opened our first European office in London in 1972 and currently have 19 offices in 17 countries throughout the region. In fiscal 2012, the region generated fee revenue of $164.2 million from 3,658 assignments billed with an average of 125 consultants.

Asia Pacific — We opened our first Asia Pacific office in Tokyo in 1973 and currently have 17 offices in 10 countries throughout the region. In fiscal 2012, the region generated fee revenue of $95.2 million from 1,908 assignments billed with an average of 93 consultants.

South America — We opened our first South America office in Brazil in 1974. As of April 30, 2012, we operate a network of seven offices in six countries covering the entire South American region. The region generated fee revenue of $35.7 million in fiscal 2012 from 1,022 assignments billed with an average of 19 consultants.

Mexico — We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company. We currently conduct operations in two offices in Mexico through a subsidiary in which we hold a minority interest. Our share of the net earnings from our Mexico subsidiary was $1.7 million and $1.9 million for the years ended April 30, 2012 and 2011, respectively, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of income.

Client Base — Our 5,487 clients include many of the world’s largest and most prestigious public and private companies, and 48% of FORTUNE 500 companies were clients in fiscal 2012. In fiscal 2012, no single client represented more than 1% of fee revenue. We have established strong client loyalty with 79% of the executive recruitment assignments performed during fiscal 2012 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

Competition — We are a premier global provider of talent management solutions. Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership and Talent Consulting Services

In fiscal 2009, we consolidated our strategic management assessment and executive coaching and development services under the new name Leadership and Talent Consulting to more accurately reflect the array of solutions we now offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc. and Lominger Consulting (“Lominger”) and LeaderSource in fiscal 2007, Lore International in fiscal 2009 and SENSA Solutions in fiscal 2010. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams and addresses five fundamental needs:

1.  Board effectiveness;

2.  CEO and top team effectiveness;

3.  Leadership development and enterprise learning;

4.  Organization transformation; and

5.  Integrated talent management.

Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

High Impact Recruitment Solutions — Futurestep

Overview — Founded in 1998 as Korn/Ferry’s scalable, outsourced recruitment subsidiary, Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, project recruitment, search and consulting. Each Futurestep engagement leverages a world-class global recruitment process and best-in-class technology to maximize and measure quality.

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

Futurestep RPO solutions are flexible and scalable, improving talent operations and delivering business impact for today’s large, complex and global organizations.

Project recruitment services offer a proven, outsourced approach for managing multiple hires within a specific timeframe.

In terms of search, Futurestep’s brand association with Korn/Ferry has helped us become regarded by today’s industry leaders as the trusted resource for securing management and specialized talent on a professional level.

Consulting services support clients with the wider aspects of the employee lifecycle including recruitment diagnostic, workforce planning, talent communication and employer brand, candidate assessment and selection and recruitment technology services. Aided by the consulting expertise of The Newman Group, acquired by Futurestep in fiscal 2008, Futurestep helps companies align people, processes and technology.

Regions — We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2012, we had Futurestep operations in eight cities in North America, nine in Europe, 11 in Asia Pacific, and one in Latin America.

Competition — Futurestep primarily competes for business with other RPO providers such as Alexander Mann Solutions, Hays, Kenexa, Spherion, KellyOCG and The RightThing and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

For talent acquisition and management consulting services, Futurestep competes with boutique consulting providers such as HRchitect and Knowledge Infusion and larger consulting firms such as Accenture, Aon Hewitt and Towers Watson.

Professional Staff and Employees

As of April 30, 2012, we had a total of 2,654 full-time employees. Of this, 1,762 were executive recruitment employees consisting of 442 consultants, 1,154 associates, researchers, administrative and support staff and 166 LTC professionals. In addition, we had 10 consultants in our unconsolidated Mexico office. Futurestep had 826 employees as of April 30, 2012, consisting of 71 consultants and 756 administrative and support staff. Corporate had 66 professionals at April 30, 2012. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2012. Financial information regarding our business segments for fiscal 2011 and 2010 and additional information for fiscal 2012 is contained in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2012	Number of Consultants as of April 30, 2012
	(dollars in thousands)
Executive Recruitment:
North America	$381,483	$89,424	23	216
EMEA	164,161	17,171	19	119
Asia Pacific	95,206	13,084	17	89
South America	35,759	8,815	7	18

Total Executive Recruitment	676,609	128,494	66	442
Futurestep(1)	113,896	6,245	10	71
Corporate	—	(51,873)	—	—

Total	$790,505	$82,866	76	513

(1)	Futurestep partially occupies 19 of the executive recruitment offices globally in 16 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the geographical regions in which the Company operates:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Fee Revenue:
United States	$383,955	$365,919	$270,859
Canada	45,164	45,313	32,115
EMEA	196,514	183,373	157,376
Asia Pacific	128,281	117,685	88,004
South America	36,591	31,959	24,026

Total	$790,505	$744,249	$572,380

Item 1A.	Risk Factors

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

We compete for executive recruitment business with numerous executive recruitment firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. Traditional executive recruitment competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition and longer operating histories than we do, which may give them an advantage in obtaining future clients and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries. There are no extensive barriers to entry into the executive recruitment industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive recruitment industry. Increased competition, whether as a result of these professional and social networking website providers or traditional executive recruitment firms, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive recruitment firms for qualified and experienced consultants. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In 2012, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 2% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 6% of our net revenues. This risk is heightened due to the general portability of a consultant’s business. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships.

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, which negatively affects our financial condition and results of operations, as evidenced by our results of operations for 2009 and 2010. During the recent economic downturn, our fee revenue significantly decreased from $790.6 million in fiscal 2008 to $572.4 million in fiscal 2010. While the economic activity in the regions and industries in which we operate started to show improvement beginning in the second half of fiscal year 2010, the current turmoil in the sovereign debt markets as a result of the European debt crisis has resulted in general market uncertainty and in worsening economic conditions, particularly in Europe. If such uncertainty persists or if the national or global economy or credit market conditions in general were to deteriorate, such uncertainty or changes could put additional negative pressure on demand for our services, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients may experience reduced access to credit and lower revenues resulting in their inability to meet their payment obligations to us.

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis, the potential partial or complete breakup of the Eurozone and the state of the global economic recovery may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to refinance their sovereign debt obligations. For the year ended April 30, 2012, approximately 11% of our revenues were derived from countries which use the Euro as their primary currency. In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s fee revenues and operating results in such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established and economic confidence restored. Disorderly exits from the eurozone could result in bank failures that could adversely impact our bank accounts in affected countries. If economic and financial market conditions in the United States or other key markets, including Europe, remain uncertain or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations.

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

Cyber security vulnerabilities could lead to improper disclosure of confidential information obtained from our clients, candidates and employees that could result in liability and harm our reputation.

The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect confidential information obtained from our clients, candidates and employees. Despite these efforts, it is possible our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. Improper disclosure of this information could harm our reputation, lead to legal exposure, and/or subject us to liability from our customers, resulting in increased costs and loss of revenue. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of confidential information could inhibit attaining new engagements and qualified consultants, and could potentially damage currently existing client relationships.

Limited protection of our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secret, trademark and copyright law protections are adequate to deter misappropriation of our intellectual property (which has become an increasingly important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Redressing infringements may consume significant management time and financial resources. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products.

We face risks associated with social and political instability, legal requirements, economic conditions and currency fluctuations in our international operations.

We operate in 35 countries and during the year ended April 30, 2012, generated 51% of our fee revenue from operations outside of the United States. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

•	changes in and compliance with applicable laws and regulatory requirements;

•	difficulties in staffing and managing global operations;

•	social, economic and political instability;

•	differences in cultures and business practices;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	differences in accounting and reporting requirements;

•	repatriation controls; and

•	potential adverse tax consequences.

We have no hedging or similar foreign currency contracts and therefore fluctuations in the value of foreign currencies could impact our global results of operations. We cannot ensure that one or more of these factors will not harm our business, financial condition or results of operations.

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

Consolidation in the industries that we serve could harm our business.

Companies in the industries that we serve may seek to achieve economies of scale and other synergies by combining with or acquiring other companies. If two or more of our clients merge or consolidate and combine their operations, we may experience a decrease in the amount of services we perform for these clients. If one of our clients merges or consolidates with a company that relies on another provider for its services, we may lose work from that client or lose the opportunity to gain additional work. The increased market power of larger companies could also increase pricing and competitive pressures on us. Any of these possible results of industry consolidation could harm our business, results of operations and financial condition.

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

Goodwill is initially recorded as the excess of amounts paid over the fair value of net assets acquired. While goodwill is not amortized it is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment, if we experience unexpected significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our results of operations and net worth in the periods of such charges.

Acquisitions may have an adverse effect on our business.

While we may, under certain circumstances, pursue acquisitions in the future, we may not be able to consummate such acquisitions on satisfactory terms or integrate the acquired businesses effectively and profitably into our existing operations. To the extent we consummate any acquisitions, our future success may depend in part on our ability to complete the integration of the acquisition target successfully into our operations. Failure to successfully integrate new employees and complementary businesses may adversely affect our profitability by creating operating inefficiencies that could increase operating expenses as a percentage of fee revenue and reduce operating income. Further, after any acquisition, the acquired businesses’ clients may choose not to move their business to us causing an adverse effect on our business, financial condition and results of operations.

We may not be able to align our cost structure with our revenue level.

We continuously evaluate our cost base in relation to projected near to mid-term demand for our services in an effort to align our cost structure with the current realities of our markets. If actual or projected fee revenue continues to soften over the next few months, we may find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. There is, however, no guarantee that if we do take such measures that such measures will properly align our cost structure to our revenue level. Any failure to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs.

We may require additional capital in the future, which may not be available at all or may be available only on unfavorable terms.

Future adverse changes in the Company’s revenue could require us to institute cost cutting measures. To the extent our efforts are insufficient, we may incur negative cash flows. If such conditions persist over an extended period of time, it might require us to obtain financing to meet our capital needs. If we are unable to secure financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

We invest in marketable securities classified as trading and available for sale and if the market value of these securities declines materially, they could have an adverse effect on our financial position and results of operations.

Marketable securities consist of mutual funds and investments in corporate bonds, commercial paper and U.S. Treasury and agency securities. The primary objectives of the mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes. If the financial markets in which these securities trade were to materially decline in value, the unrealized losses and potential realized losses could negatively impact the Company’s financial position and results of operations.

Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should we experience a disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, we could experience near-term operational challenges with regard to particular areas of our operations. In particular, our ability to recover from any disaster or other business continuity problem will depend on our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster. We will continue to regularly assess and take steps to improve upon our business continuity plans. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to restructuring, deferred compensation, goodwill and other intangible assets, contingencies, annual performance related bonus, share-based payments and deferred income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located in Los Angeles, California. We lease all 76 of our executive recruitment and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2012, we leased an aggregate of approximately 754,657 square feet of office space. The leases generally are for terms of one to 15 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

The Los Angeles Regional Office of the SEC is conducting an inquiry regarding the accounting for certain bonus expense and related accruals for the Company’s periodic reporting periods in fiscal 2009, 2010 and 2011. Specifically, we believe the SEC is evaluating items related to the manner in which the Company estimated its annual bonus expense during those periods and the changes in estimates resulting from the actual bonus payments made. The Company is fully cooperating with the inquiry. We believe that the estimates, accruals, and changes in estimates were in accordance with GAAP and are working to bring the inquiry to a satisfactory conclusion. See Note 1 — Organization and Summary of Significant Accounting Policies — Compensation and Benefits Expense, in the Notes to our Consolidated Financial Statements included in the Annual Report on Form 10-K.

In addition, from time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Gary D. Burnison	51	President and Chief Executive Officer
Robert P. Rozek	51	Executive Vice President and Chief Financial Officer
Ana Dutra	48	Executive Vice President and Chief Executive Officer of Leadership and Talent Consulting
Byrne Mulrooney	51	Chief Executive Officer, Futurestep

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

Robert P. Rozek joined the Company in February 2012 as our Executive Vice President and Chief Financial Officer. Prior to joining Korn/Ferry, he served as Executive Vice President and Chief Financial Officer of Cushman & Wakefield, Inc., a privately held commercial real estate services firm, from June 2008 to February 2012. Prior to joining Cushman & Wakefield, Inc., Mr. Rozek served as Senior Vice President and Chief Financial Officer of Las Vegas Sands Corp, a leading global developer of destination properties (integrated resorts) that feature premium accommodations, world-class gaming and entertainment, convention and exhibition facilities and many other amenities, from 2006 to 2008. Prior to that, Mr. Rozek held senior leadership positions at Eastman Kodak, and spent five years as a partner with PricewaterhouseCoopers LLP.

Ana Dutra has been Executive Vice President of Korn/Ferry and Chief Executive Officer of Leadership and Talent Consulting since February 2008. She is responsible for driving the global growth of our Leadership and Talent Consulting services. Prior to joining Korn/Ferry, Ms. Dutra led the global organization and change strategy practice at Accenture, a global management consulting, technology services and outsourcing company, from 2005 to 2008. Before this role, she led the organizational transformation practice at Mercer Management Consulting from 2001 to 2005. Earlier, Ms. Dutra was with Marakon Associates, CSC Index, Booz Allen Hamilton and IBM Consulting Group.

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

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY”. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2012
First Quarter	$23.98	$18.94
Second Quarter	$21.65	$11.25
Third Quarter	$18.75	$14.26
Fourth Quarter	$17.27	$15.07
Fiscal Year Ended April 30, 2011
First Quarter	$16.68	$12.99
Second Quarter	$17.93	$12.78
Third Quarter	$24.00	$16.85
Fourth Quarter	$24.77	$19.34

On June 18, 2012, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $12.71 per share and there were approximately 5,079 beneficial holders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. The following graph compares the monthly percentage change in the Company’s cumulative total stockholder return with the cumulative total return of the companies in the Standard & Poor’s 500 Stock Index and a peer group constructed by us. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2007 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

In fiscal 2011, we established a new peer group comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The new peer group is comprised of the following 15 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International Inc. (RHI), The Corporate Executive Board Company (EXBD), The Dun & Bradsheet Corporation (DNB), Towers Watson & Co. (TW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is more reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

*	$100 invested on 4/30/07 in stock or index-including reinvestment of dividends. Fiscal year ending April 30, 2012.

Copyright © 2012, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Dividends and Stock Repurchases

We have not paid any cash dividends on our common stock since April 30, 1996, and do not currently intend to pay any cash dividends on our common stock. The Board of Directors has authorized the Company to repurchase up to $50.0 million of the Company’s outstanding shares of common stock pursuant to an issuer repurchase program. Since this program was approved on November 2, 2007 through April 30, 2012, we have repurchased approximately $25.6 million of the Company’s common stock under this program. Our future dividend policy as well as any decision to execute on our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility does not restrict our ability to pay dividends.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2012:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs(2)
February 1, 2012 — February 29, 2012	950	$16.88	—	$24.4 million
March 1, 2012 — March 31, 2012	3,284	$15.87	—	$24.4 million
April 1, 2012 — April 30, 2012	1,806	$16.43	—	$24.4 million

Total	6,040	$16.20	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

(2)	On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2012, 2011 and 2010 and the selected balance sheet data as of April 30, 2012 and 2011 are derived from our consolidated financial statements, audited by Ernst & Young LLP, appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2010, 2009 and 2008 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2009 and 2008 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data and other operating data)
Selected Statement of Income Data:
Fee revenue	$790,505	$744,249	$572,380	$638,223	$790,570
Reimbursed out-of-pocket engagement expenses	36,254	32,002	27,269	37,905	45,072

Total revenue	826,759	776,251	599,649	676,128	835,642
Compensation and benefits	534,186	507,405	413,340	442,632	540,056
General and administrative expenses	138,872	116,494	115,280	126,882	134,542
Engagement expenses	55,889	51,766	41,585	49,388	58,750
Depreciation and amortization	14,017	12,671	11,493	11,583	10,441
Restructuring charges, net(1)	929	2,130	20,673	41,915	—

Total operating expenses	743,893	690,466	602,371	672,400	743,789

Operating income (loss)	82,866	85,785	(2,722)	3,728	91,853
Other (loss) income, net	(271)	6,454	10,066	(14,738)	4,656
Interest (expense) income, net	(1,791)	(2,535)	(2,622)	(1,063)	2,481
Provision (benefit) for income taxes	28,351	32,692	(485)	384	36,081
Equity in earnings of unconsolidated subsidiaries, net	1,850	1,862	91	2,365	3,302

Net income (loss)	$54,303	$58,874	$5,298	$(10,092)	$66,211

Basic earning (loss) per share	$1.17	$1.30	$0.12	$(0.23)	$1.50
Diluted earning (loss) per share	$1.15	$1.27	$0.12	$(0.23)	$1.46
Basic weighted average common shares outstanding	46,397	45,205	44,413	43,522	44,012
Diluted weighted average common shares outstanding	47,261	46,280	45,457	43,522	45,528
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$381,483	$375,971	$278,746	$309,514	$374,891
EMEA	164,161	155,782	137,497	143,184	183,042
Asia Pacific	95,206	90,346	64,132	66,332	95,915
South America	35,759	31,959	24,026	24,323	25,556

Total executive recruitment	676,609	654,058	504,401	543,353	679,404
Futurestep	113,896	90,191	67,979	94,870	111,166

Total fee revenue	$790,505	$744,249	$572,380	$638,223	$790,570

Number of offices (at period end)	76	76	76	78	89
Number of consultants (at period end)	513	545	547	547	613
Number of new engagements opened	11,624	11,854	9,794	9,630	11,106
Number of full-time employees:
Executive recruitment	1,762	1,774	1,664	1,583	1,894
Futurestep	826	628	487	493	636
Corporate	66	61	48	48	54

Total full-time employees	2,654	2,463	2,199	2,124	2,584

	Year Ended April 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data and other operating data)
Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$282,005	$246,856	$219,233	$255,000	$305,296
Marketable securities(2)	135,734	122,231	77,219	75,255	83,966
Working capital	284,755	207,731	182,781	198,250	196,259
Total assets	1,014,689	971,680	827,098	740,879	880,214
Long-term obligations	169,901	159,477	137,673	108,433	111,622
Total stockholders’ equity	629,476	578,337	491,342	459,099	496,134

(1)	During fiscal 2012 and 2011, we increased our previously recorded restructuring charges by $0.9 million and $2.1 million, respectively primarily related to the inability to sublease space, which was included in the original estimate. During fiscal 2010, our restructuring initiatives resulted in restructuring charges of $25.8 million against operations, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010. During fiscal 2009, the restructuring charges were comprised of severance charges of $26.9 million and facilities charges of $15.0 million.

(2)	As of April 30, 2012, 2011, 2010, 2009 and 2008, the Company’s marketable securities included $82.2 million, $71.4 million, $69.0 million, $60.8 million and $63.5 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, engage, develop and retain their talent. We are the premier provider of executive recruitment, leadership and talent consulting and high impact recruitment solutions with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, middle-management recruitment (through Futurestep), Recruitment Process Outsourcing (“RPO”), Leadership and Talent Consulting (“LTC”) and executive coaching. Approximately 75% of the executive recruitment searches we performed in fiscal 2012 were for board level, chief executive and other senior executive and general management positions. Our 5,487 clients in fiscal 2012 included many of the world’s largest and most prestigious public and private companies, including approximately 48% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 79% of the executive recruitment assignments performed during fiscal 2012 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2013 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including RPO and LTC. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients. During fiscal 2012, nearly 84% of our top 50 clients utilized at least two of our service lines. We also continue to carefully monitor conditions in the global economy. If conditions continue to remain weak or weaken further, we are prepared to institute certain cost-saving measures in an effort to achieve our goal to sustain operational profitability.

Fee revenue increased $46.2 million in fiscal 2012 to $790.5 million compared to $744.3 million in fiscal 2011, with increases in fee revenue in all regions of Executive Recruitment and Futurestep. Futurestep experienced the largest dollar increase in fee revenue. During fiscal 2012, we recorded consolidated operating income of $82.9 million with Executive Recruitment and Futurestep segments contributing $128.5 million and $6.3 million, respectively, offset by corporate expenses of $51.9 million. This represents a decrease of $2.9 million in fiscal 2012, from operating income of $85.8 million in fiscal 2011.

Our cash, cash equivalents and marketable securities increased by $48.6 million, or 13%, to $417.7 million at April 30, 2012 compared to $369.1 million at April 30, 2011, mainly due to cash provided by operations, partially offset by the payment of bonuses earned in fiscal 2011. As of April 30, 2012, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $79.1 million and a fair value of $82.2 million. Our working capital increased by $77.0 million to $284.7 million in fiscal 2012. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had neither long-term debt nor any outstanding borrowings under our credit facility at April 30, 2012. Under our credit facility, we are required to maintain $10.0 million on account with the lender, to provide collateral for the standby letters of credit and potential future borrowings. As of April 30, 2012, we had $2.9 million of standby letters of credit issued under our facility.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of our periodic filings requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide recruitment services on a retained basis and generally bill clients in three monthly installments commencing the month of client acceptance as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from LTC is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates. If updated estimated total costs indicate a loss, we recognize that estimated loss in the period it is determined. LTC revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. A portion of the revenue for LTC is derived from the sale of Lominger products. These products mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for their products when the product has been sold. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

Annual Performance Related Bonuses.    Each quarter, management records its best estimate of its annual performance related compensation, which on a quarterly basis requires management to, among other things, project annual consultant (employees who originate business) productivity (as measured by engagement fees billed and collected by executive search consultants or revenue for Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, as determined by management, and the current economic landscape. Activity-based changes in any of the assumptions underlying the quarterly bonus accrual may significantly impact the compensation and benefits liability on our balance sheet and related compensation and benefits cost on our statement of income. Differences between the assumptions used each quarter to estimate annual performance related bonus and actual cash payments made on an annual basis could materially impact the carrying amount of the liability and our operating results.

Deferred Compensation.    Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions would significantly impact the liability and related cost on our consolidated balance sheet and statement of income. Management engages an independent actuary to periodically review these assumptions in order to ensure that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our deferred compensation liability and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles (“GAAP”) to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are goodwill, intangible assets, deferred income taxes and marketable securities. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants. A market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available), is used to corroborate the discounted cash flow analysis performed at each reporting unit. The Company also reconciles the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed as of January 31, 2012. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, none of the Company’s reporting units were considered at risk.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

•	A prolonged downturn in the business environment in which the reporting units operate especially in EMEA;

•	An economic recovery that significantly differs from our assumptions in timing or degree; and

•	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2012	2011	2010
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.6	4.3	4.8

Total revenue	104.6	104.3	104.8
Compensation and benefits	67.6	68.2	72.2
General and administrative expenses	17.5	15.7	20.2
Engagement expenses	7.1	6.9	7.3
Depreciation and amortization	1.8	1.7	2.0
Restructuring charges, net	0.1	0.3	3.6

Operating income (loss)	10.5	11.5	(0.5)

Net income	6.9%	7.9%	0.9%

The following tables summarize the results of our operations by business segment:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Year Ended April 30,
	2012		2011		2010
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$381,483	48.3%	$375,971	50.5%	$278,746	48.7%
EMEA	164,161	20.8	155,782	21.0	137,497	24.0
Asia Pacific	95,206	12.0	90,346	12.1	64,132	11.2
South America.	35,759	4.5	31,959	4.3	24,026	4.2

Total executive recruitment	676,609	85.6	654,058	87.9	504,401	88.1
Futurestep	113,896	14.4	90,191	12.1	67,979	11.9

Total fee revenue	790,505	100.0%	744,249	100.0%	572,380	100.0%

Reimbursed out-of-pocket engagement expense	36,254		32,002		27,269

Total revenue	$826,759		$776,251		$599,649

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Year Ended April 30,
	2012		2011		2010
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive recruitment:
North America	$89,424	23.4%	$80,685	21.5%	$42,604	15.3%
EMEA	17,171	10.5	11,628	7.5	(15,511)	(11.3)
Asia Pacific	13,084	13.7	11,611	12.9	7,826	12.2
South America.	8,815	24.7	7,475	23.4	3,286	13.7

Total executive recruitment	128,494	19.0	111,399	17.0	38,205	7.6
Futurestep	6,245	5.5	4,955	5.5	1,291	1.9
Corporate	(51,873)		(30,569)		(42,218)

Total operating income (loss)	$82,866	10.5%	$85,785	11.5%	$(2,722)	(0.5)%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Fiscal 2012 Compared to Fiscal 2011

Fee Revenue

Fee Revenue.    Fee revenue increased $46.2 million, or 6%, to $790.5 million in fiscal 2012 compared to $744.3 million in fiscal 2011. The increase in fee revenue was primarily attributable to a 4% increase in the weighted-average fees billed per engagement during fiscal 2012 as compared to fiscal 2011 and a 2% increase in the number of engagements billed during the same period. Weighted-average fees billed are impacted by the mix of engagements by geography and segment, and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $18.3 million in fiscal 2012.

Executive Recruitment.    Executive recruitment reported fee revenue of $676.6 million, an increase of $22.5 million, or 3%, in fiscal 2012 compared to $654.1 million in fiscal 2011. The increase in executive recruitment fee revenue was driven by a 2% increase in the weighted-average fees billed per engagement in fiscal 2012 as compared to fiscal 2011 and to a 1% increase in the number of executive recruitment engagements billed during the same period. Weighted-average fees billed are impacted by the mix of engagements by geography and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $13.4 million in fiscal 2012.

North America reported fee revenue of $381.5 million, an increase of $5.5 million, or 1%, in fiscal 2012 compared to $376.0 million in fiscal 2011. North America’s increase in fee revenue was primarily due to a 5% increase in the number of engagements billed during fiscal 2012 as compared to fiscal 2011, offset by a decrease of 3% in the weighted-average fees billed per engagement in the region during the same period. The overall increase in fee revenue was driven by increases in fee revenue in the life sciences/healthcare and industrial sectors, partially offset by a decrease in fee revenue in the technology and financial services sectors. The decrease in weighted-average fee billed per engagement was due to strong growth in leadership and talent consulting services which have lower average fees per engagement. Exchange rates favorably impacted North America fee revenue by $0.9 million in fiscal 2012.

EMEA reported fee revenue of $164.2 million, an increase of $8.4 million, or 5%, in fiscal 2012 compared to $155.8 million in fiscal 2011. EMEA’s increase in fee revenue was primarily driven by a 6% increase in the weighted-average fees billed, offset by a 1% decrease in the number of engagements billed in fiscal 2012 as compared to fiscal 2011. The performance in existing offices in Switzerland, United Kingdom and Germany were the primary contributors to the increase in fee revenue in fiscal 2012 compared to fiscal 2011, offset by a decrease in fee revenue in the United Arab Emirates. In terms of business sectors, industrial and consumer goods experienced the largest increases in fee revenue in fiscal 2012 as compared to fiscal 2011, partially offset by a decrease in fee revenue in the financial services sector. Exchange rates favorably impacted EMEA’s fee revenue by $5.7 million in fiscal 2012.

Asia Pacific reported fee revenue of $95.2 million, an increase of $4.9 million, or 5%, in fiscal 2012 compared to $90.3 million in fiscal 2011. This increase was mainly due to an 14% increase in weighted-average fees billed per engagement, offset by a 7% decrease in the number of engagements billed in fiscal 2012 compared to fiscal 2011. The performance in Japan and Australia were the primary contributors to the increase in fee revenue in fiscal 2012 compared to fiscal 2011, offset by a decrease in fee revenue from Hong Kong. The largest increase in fee revenue was experienced in the consumer goods and industrial sectors, offset by a decrease in fee revenue in the financial services sector. Exchange rates favorably impacted fee revenue for Asia Pacific by $4.7 million in fiscal 2012.

South America reported fee revenue of $35.7 million, an increase of $3.7 million, or 12%, in fiscal 2012 compared to $32.0 million in fiscal 2011. The increase in South America’s fee revenue was due to a 11% increase in the number of engagements billed during fiscal 2012 as compared to fiscal 2011 and a 1% increase in the weighted-average fees billed per engagement in the region during the same period. The performance in Brazil and Chile were the primary contributors to the increase in fee revenue in fiscal 2012 compared to fiscal 2011. Industrial and life sciences/healthcare were the main sectors contributing to the increase in fee revenue in fiscal 2012 compared to fiscal 2011, partially offset by a decrease in fee revenue in the technology sector. Exchange rates favorably impacted fee revenue for South America by $2.1 million in fiscal 2012.

Futurestep.    Futurestep reported fee revenue of $113.9 million, an increase of $23.7 million, or 26%, in fiscal 2012 compared to $90.2 million in fiscal 2011. The increase in Futurestep’s fee revenue was due to a 23% increase in the weighted-average fees billed per engagement and a 3% increase in the number of engagements billed in fiscal 2012 compared to fiscal 2011. The increase in fee revenue was also positively impacted by an increase in new clients and in the level of activity for existing clients in fiscal 2012 as compared to fiscal 2011. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $12.3 million, or 35%, to $47.6 million; Asia Pacific fee revenue increase of $5.8 million, or 21% to $33.1 million; an increase in Europe fee revenue of $4.8 million, or 17%, to $32.4 million and fee revenue of $0.8 million in South America. Improvement in Futurestep fee revenue is primarily driven by increases in RPO, which have higher average fees per engagement, and middle-management recruitment. Exchange rates favorably impacted fee revenue for Futurestep by $4.9 million in fiscal 2012.

Compensation and Benefits

Compensation and benefits expense increased $26.8 million, or 5%, to $534.2 million in fiscal 2012 from $507.4 million in fiscal 2011. The increase in compensation and benefits expense is mainly due to a 14% increase in salaries and related payroll taxes in fiscal 2012 as compared to fiscal 2011 due in large part to a 12%

growth in average worldwide headcount, and to a lesser extent, $1.9 million of separation charges related to changes in certain corporate and Futurestep leadership positions recorded in fiscal 2012. The growth in average worldwide headcount was primarily due to an increase in execution and support staff to support our growth in Futurestep and other business activities. Compensation and benefits expense in Futurestep increased $19.1 million in fiscal 2012 compared to fiscal 2011. The increase in compensation and benefits expense was partially offset by a $10.7 million decrease in performance related bonus expense. This decrease was driven by the Company’s overall level of profitability and was also impacted by a change in the mix of business by operating segment, notably from the strong performance of Futurestep, where bonus expense relative to revenues is lower than in the Executive Recruitment operating segment. During fiscal 2012, Futurestep fee revenue increased by 26% compared to fiscal 2011 while Executive Recruitment fee revenue only increased by 3% for the same period. The performance related bonus expense was $116.8 million in fiscal 2012 compared to $128.3 million in fiscal 2011. In addition, the performance related bonus expense for fiscal 2012 and fiscal 2011 was reduced by a change in the bonus expense estimate of $1.2 million and $2.0 million for fiscal 2011 and fiscal 2010, respectively, resulting in net bonus expense of $115.6 million and $126.3 million, respectively. These changes in estimates represent the difference between the bonus expense recorded for fiscal 2011 and fiscal 2010 and the actual cash payments made or to be made with respect to amounts earned during such fiscal years. Exchange rates unfavorably impacted compensation and benefits expenses by $13.2 million during fiscal 2012.

In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation expense of $0.4 million and $6.2 million in fiscal 2012 and fiscal 2011, respectively. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $1.1 million and $7.6 million during fiscal 2012 and fiscal 2011, respectively, recorded in other (loss) income, net on the consolidated statements of income.

Executive recruitment compensation and benefits expense increased $3.2 million to $428.1 million in fiscal 2012 compared to $424.9 million in fiscal 2011. The increase in compensation and benefits expense is primarily due to a 7% increase in salaries and related payroll taxes due in large part to a 5% growth in average executive recruitment headcount (primarily support staff). The average executive recruitment headcount increased to support future growth in business activities and our 3% increase in fee revenue. Offsetting these increases was a reduction in the performance related bonus expense of $10.7 million in fiscal 2012 compared to the fiscal 2011 driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense. In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation expense of $0.4 million and $5.6 million in fiscal 2012 and fiscal 2011, respectively. Executive recruitment compensation and benefits expense decreased as a percentage of fee revenue to 63% from 65% in fiscal 2012 and 2011, respectively. Exchange rates unfavorably impacted compensation and benefits expenses by $10.0 million during fiscal 2012.

Futurestep compensation and benefits expense increased $19.1 million, or 30%, to $83.4 million in fiscal 2012 from $64.3 million in fiscal 2011. The increase was primarily due to a 30% increase in average headcount in support of Futurestep’s increased business activities and 26% increase in fee revenue, and to a lesser extent, $0.9 million of separation changes related to changes in Futurestep leadership positions. Exchange rates unfavorably impacted compensation and benefits expense by $3.2 million. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 73% in fiscal 2012 from 71% in fiscal 2011.

Corporate compensation and benefits expense was $22.7 million in fiscal 2012 which is net of $6.3 million increase in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) compared to $18.2 million in fiscal 2011 which is net of $7.2 million increase of the CSV of COLI. The CSV of COLI is held to fund other deferred compensation retirement plans and the change in CSV of COLI was the primary reason for the increase in compensation and benefits expense in addition to an increase in average headcount. The increase in the CSV of COLI was due to changes in the value of the underlying investments due to market changes. Contributing to the increase in compensation and benefit expense in fiscal 2012 is $1.0 million in separation charges related to changes in a Corporate leadership position and an 14% increase in average headcount.

General and Administrative Expenses

General and administrative expenses increased $22.4 million, or 19%, to $138.9 million in fiscal 2012 compared to $116.5 million in fiscal 2011. The increase is attributable to an increase of $12.4 million in legal and other professional fees associated with regulatory matters and, to a much lesser extent, our ongoing investments to enhance our internal control environment, business development activities, and other employee related matters, an increase of $5.8 million in premise and office expenses and $3.2 million in business development expenses, which includes costs associated with social media initiatives. Also, contributing to the increase in general and administrative expenses were foreign exchange transaction losses in fiscal 2012 compared to foreign exchange transaction gains in fiscal 2011, netting to an increase in general and administrative expenses of $2.7 million. Partially offsetting these increases was a decrease of $1.9 million in bad debt expense due to greater than anticipated collections in the second half of fiscal 2012. Exchange rates unfavorably impacted general and administrative expenses by $4.0 million in fiscal 2012. General and administrative expenses as a percentage of fee revenue were 18% in fiscal 2012 as compared to 16% in fiscal 2011.

Executive recruitment general and administrative expenses increased $2.8 million, or 3%, to $91.4 million in fiscal 2012 from $88.6 million in fiscal 2011. The increase in general and administrative expenses was driven by an increase of $3.7 million in premises and office expense and $1.7 million increase in foreign exchange transaction losses, partially offset by a decrease of $1.8 million in bad debt expense and a decrease of $0.9 million in other general and administrative expenses due primarily to a decrease in travel expense in fiscal 2012 compared to fiscal 2011. Premise and office expenses increased due to obtaining additional office space in existing locations and bad debt expense decreased due to greater than anticipated collections in fiscal 2012. Exchange rates unfavorably impacted general and administrative expenses by $2.7 million. Executive recruitment general and administrative expenses as a percentage of fee revenue were 14% in both fiscal 2012 and 2011.

Futurestep general and administrative expenses increased $3.1 million, or 18%, to $20.5 million in fiscal 2012 compared to $17.4 million in fiscal 2011, primarily due to increases of $1.8 million in premises and office expenses and $1.0 million in business development related to the increase in our overall business activities reflected in the 26% increase in fee revenues. Exchange rates unfavorably impacted general and administrative expenses by $1.3 million in fiscal 2012. Futurestep general and administrative expenses as a percentage of fee revenue were 18% in fiscal 2012 compared to 19% in fiscal 2011.

Corporate general and administrative expenses increased $16.5 million to $27.0 million in fiscal 2012 compared to $10.5 million in fiscal 2011. The increase is largely attributable to an increase in legal and other professional fees of $11.0 million, and to a lesser extent, an increase of $2.7 million as a result of recording a reduction of $2.2 million in the estimated fair value of acquisition-related contingent consideration in fiscal 2012 compared to $4.9 million in fiscal 2011. In addition, business development expenses and foreign exchange transaction losses increased $1.7 million and $1.0 million, respectively. Business development expenses, including costs associated with social media initiatives, increased primarily due to the increase in our overall business activities.

Engagement Expenses

Engagement expenses consist of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $4.1 million, or 8%, to $55.9 million in fiscal 2012 compared to $51.8 million in fiscal 2011, driven by the increase in the volume of business activity. Engagement expenses as a percentage of fee revenue were 7% in both fiscal 2012 and 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $14.0 million and $12.7 million in fiscal 2012 and 2011, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges, Net

During fiscal 2012 and 2011, we increased previously recorded restructuring charges, net by $0.9 million and $2.1 million, respectively primarily related to the inability to sublease space, which was included in the original estimate.

Operating Income (Loss)

Operating income (loss) decreased by $2.9 million to $82.9 million in fiscal 2012 compared to $85.8 million in fiscal 2011. This decrease in operating income resulted from a $26.8 million increase in compensation and benefits expenses and $22.4 million increase in general and administrative expenses, partially offset by $46.2 million increase in fee revenue in fiscal 2012 compared to fiscal 2011.

Executive recruitment operating income increased by $17.1 million to $128.5 million in fiscal 2012 compared to $111.4 million in fiscal 2011. The increase in executive recruitment operating income is primarily attributable to a $22.5 million increase in fee revenue and a decrease of restructuring charges, net of $1.4 million, which was offset by $3.2 million increase in compensation and benefits expenses and $2.8 million in general and administrative expenses during fiscal 2012 compared to fiscal 2011 Executive recruitment operating income during fiscal 2012 as a percentage of fee revenue was 19% compared to 17% in fiscal 2011.

Futurestep operating income increased by $1.3 million to $6.3 million in fiscal 2012 as compared to $5.0 million in fiscal 2011. This increase is primarily attributable to a $23.7 million increase in Futurestep fee revenue during fiscal 2012, as compared to fiscal 2011, which was offset by increases of $19.1 million and $3.1 million in Futurestep compensation and benefits expenses and general and administrative expenses, respectively. Futurestep operating income as a percentage of fee revenue were 5% in both fiscal 2012 and 2011.

Other (Loss) Income, Net

Other (loss) income, net decreased by $6.7 million to a loss of $0.3 million in fiscal 2012 as compared to other income of $6.4 million in fiscal 2011. This decrease was primarily due to net gains on marketable securities of $1.1 million and $7.6 million classified as trading in fiscal 2012 and fiscal 2011, respectively. The decrease in other (loss) income, net reflects a $6.5 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 — Marketable Securities, in the Notes to our Consolidated Financial Statements) during fiscal 2012 as compared to fiscal 2011. Offsetting this decrease in other (loss) income, net is a $5.8 million decrease in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements) during the same period, which resulted in a reduction of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.8 million in fiscal 2012 as compared to $2.5 million in fiscal 2011. The decrease in interest expense, net is due to a decline in our average borrowings under our COLI policies and an increase in dividend and interest income primarily as a result of higher average balances of interest earning assets.

Income Taxes Provision

The provision for income taxes was $28.4 million in fiscal 2012 compared to $32.7 million in fiscal 2011. The provision for income taxes in fiscal 2012 reflects a 35% effective tax rate, compared to a 36% effective tax rate for fiscal 2011. The decrease in the effective tax rate during fiscal 2012 as compared to fiscal 2011, is due to a decline in international income tax rates and a greater percentage of our worldwide income arising in jurisdictions outside the U.S. with lower income tax rates.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiary, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings were $1.9 million in both fiscal 2012 and 2011.

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

North America reported fee revenue of $376.0 million, an increase of $97.2 million, or 35%, in fiscal 2011 compared to $278.8 million in fiscal 2010. Excluding fee revenue of $11.0 million and $3.7 million in fiscal 2011 and 2010, respectively, from the acquisition of Sensa Solutions, fee revenue would have been $365.0 million and $275.1 million, respectively, during the same periods, an increase of $89.9 million, or 33%. North America’s increase in fee revenue, excluding fee revenue from the Sensa acquisition, which is included in North America’s results from January 1, 2010, the effective date of the acquisition, was primarily due to a 33% increase in the number of engagements billed. The largest increases in fee revenue from fiscal 2010 to 2011 were in the industrial, financial services and technology sectors. Exchange rates favorably impacted North America fee revenue by $2.2 million in fiscal 2011.

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

Compensation and Benefits

Compensation and benefits expense increased $94.1 million, or 23%, to $507.4 million in fiscal 2011 from $413.3 million in fiscal 2010. The increase in compensation and benefits expense is primarily due to an increase in the performance related bonus expense and a 12% increase in salaries and related payroll taxes in fiscal 2011 as compared to fiscal 2010. The performance related bonus expense increased by $53.0 million, which was primarily driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense. The performance related bonus expense was $128.3 million in fiscal 2011 compared to $76.9 million in fiscal 2010. In addition, the performance related bonus expense for fiscal 2011 and fiscal 2010 was reduced by a change in the bonus expense estimate of $2.0 million and $3.6 million for fiscal 2010 and 2009, respectively, resulting in net bonus expense of $126.3 million and $73.3 million, respectively. These changes in estimate represent differences between the bonus expense recorded in fiscal 2010 and 2009 and the actual cash payment made, or to be made, with respect to the amount earned during such fiscal years. The increase in salaries and related payroll taxes is due primarily to a 12% increase in headcount in fiscal 2011 compared to fiscal 2010 in order to support growth in business activities. Exchange rates unfavorably impacted compensation and benefits expense by $2.9 million during fiscal 2011.

In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation expense of $6.2 million and $8.1 million in fiscal 2011 and fiscal 2010, respectively. Offsetting these changes in compensation and benefit expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $7.6 million and $11.1 million during fiscal 2011 and fiscal 2010, respectively, recorded in other income (loss), net on the consolidated statements of income.

Executive recruitment compensation and benefits expense increased $86.9 million, or 26%, to $424.9 million in fiscal 2011 compared to $338.0 million in fiscal 2010. The increase in compensation and benefit expense is primarily due to an increase of $50.3 million in performance related bonus expense and to a lesser extent due to a 12% increase in salaries and related payroll taxes in fiscal 2011 as compared to fiscal 2010 and changes in the fair value of vested amounts under certain deferred compensation plans resulting in an increase of compensation expense of $5.6 million in fiscal 2011 compared to an increase of $2.4 million in fiscal 2010. The increase in the performance related bonus expense was driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense for fiscal 2011 compared to 2010 as a result of an improvement in the economic conditions experienced during fiscal 2011 compared to 2010. The increase in salaries and related payroll taxes in fiscal 2011 compared to 2010 was due in large part to a 7% increase in executive recruitment headcount in order to support growth in business activities. Executive recruitment compensation and benefits expense as a percentage of fee revenue were 65% in fiscal 2011 compared to 67% in fiscal 2010. Exchange rates unfavorably impacted compensation and benefits expenses by $1.5 million during fiscal 2011.

Futurestep compensation and benefits expense increased $11.6 million, or 22%, to $64.3 million in fiscal 2011 from $52.7 million in fiscal 2010, primarily due to a 29% increase in headcount, $2.7 million increase in performance related bonus expense and $2.5 million for external contractors. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 71% in fiscal 2011 from 78% in fiscal 2010.

Corporate compensation and benefits expense decreased $4.4 million, or 20%, to $18.2 million in fiscal 2011 compared to $22.6 million in fiscal 2010, primarily due to changes in the fair value of vested amounts owed under certain deferred compensation plans resulting in a decrease of $5.0 million in compensation and benefits expense. Compensation and benefits expense in fiscal 2012 and fiscal 2011 is net of $7.2 million and $9.4 million increase of the CSV of COLI, respectively. The CSV of COLI is held to fund other deferred compensation retirement plans and the change in CSV of COLI increased compensation and benefits by $2.2 million in fiscal 2011 as compared to fiscal 2010. The increase in the CSV of COLI was due to an increase in the market value of the underlying investments.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 1%, to $116.5 million in fiscal 2011 compared to $115.3 million in fiscal 2010 due to increases of $4.3 million in bad debt expense; $3.1 million in travel and meetings expenses and $2.1 million in other expenses including business development and premises and office expenses. Substantially offsetting these increases was a $4.9 million reduction in the estimated fair value of acquisition-related contingent consideration and a $3.4 million decrease in net foreign exchange transaction losses. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million in fiscal 2011. General and administrative expenses as a percentage of fee revenue were 16% in fiscal 2011 as compared to 20% in fiscal 2010.

Executive recruitment general and administrative expenses increased by $5.2 million, or 6%, to $88.6 million in fiscal 2011 from $83.4 million in fiscal 2010. The increase in general and administrative expenses was driven by increases of $3.9 million in bad debt expense, $2.4 million in travel and meetings expenses and $1.4 million in business development expenses, which were offset by a $1.8 million decrease in net foreign exchange transaction losses and $1.5 million in professional expenses. The increase in bad debt expense was in line with the increase in our revenues. Travel and meetings expenses and business development expenses increased primarily due to the increase in our overall business activities. Executive recruitment general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2011 compared to 17% in fiscal 2010.

Futurestep general and administrative expenses increased $3.0 million, or 21%, to $17.4 million in fiscal 2011 compared to $14.4 million in fiscal 2010, primarily due to increases of $1.2 million in other expenses including bad debt expense, professional expenses and business development expenses; $0.9 million in travel and meetings expenses and $0.6 million in premises and office expenses. These expenses increased primarily due to the increase in the level of our overall business activities and revenue. Futurestep general and administrative expenses as a percentage of fee revenue was 19% in fiscal 2011 compared to 21% in fiscal 2010.

Corporate general and administrative expenses decreased $7.0 million, or 40%, to $10.5 million in fiscal 2011 compared to $17.5 million in fiscal 2010, primarily due to a $4.9 million decrease in the estimated fair value of acquisition-related contingent consideration and $1.6 million increase in net foreign exchange transaction gains.

Engagement Expenses

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

Executive recruitment operating income increased by $73.2 million, to $111.4 million in fiscal 2011 compared to $38.2 million in fiscal 2010. The increase in executive recruitment operating income is attributable to a $149.7 million increase in fee revenue and a decrease in net restructuring expenses of $21.2 million. These items positively impacting operating income were offset by an $86.9 million increase in compensation and benefits expense, resulting primarily from an increase in the performance related bonus expense and increased headcount. In addition, general and administrative costs increased $5.2 million primarily due to bad debt expense, which increase is in line with our revenue increase. Executive recruitment operating income during fiscal 2011 as a percentage of fee revenue was 17% compared to 8% in fiscal 2010.

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

Other (Loss) Income, Net

Other (loss) income, net decreased by $3.7 million to other income of $6.4 million in fiscal 2011 compared to other income of $10.1 million in fiscal 2010. This decrease was primarily due to net gains on marketable securities of $7.6 million and $11.1 million classified as trading in fiscal 2011 and 2010, respectively. The decrease in other (loss) income, net reflects a $3.5 million change in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 5 — Marketable Securities, in the Notes to our Consolidated Financial Statements) during fiscal 2011 as compared to fiscal 2010. Partially offsetting this decline in other (loss) income, net was a $1.9 million decrease in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements), during the same period, which resulted in a reduction in compensation and benefit expense.

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

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. The economic activity in those regions and industries showed improvement in fiscal 2012 and 2011 compared to fiscal 2010, but the pace of recovery slowed in the second half of 2012. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, it is likely that such changes would put negative pressure on demand for our services and affect our cash flows. In order to retain positive cash flows under such conditions, we may be required to take steps to align our cost structure with anticipated revenue levels. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions were to persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs.

Cash and cash equivalents and marketable securities were $417.7 million and $369.1 million as of April 30, 2012 and 2011, respectively. As of April 30, 2012 and 2011, we held $130.3 million and $128.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. Cash and cash equivalents consisted of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds, commercial paper and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of April 30, 2012 and 2011, our marketable securities of $135.7 million and $122.2 million, respectively, included $82.2 million (net of gross unrealized gains and losses of $3.5 million and $0.4 million, respectively) and $71.4 million (net of gross unrealized gains and losses of $6.8 million and $0.1 million, respectively), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $74.6 million and $66.3 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $82.6 million and $72.1 million as of April 30, 2012 and 2011, respectively. As of April 30, 2012 and 2011, we had marketable securities classified as available-for-sale with a balance of $53.5 million and $50.9 million, respectively. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net increase in our working capital of $77.0 million as of April 30, 2012 compared to April 30, 2011 is primarily attributable to an increase in cash and cash equivalents and marketable securities and a decrease in compensation and benefits payable. The increase in cash and cash equivalents was due to an increase in cash from operations while the increase in marketable securities is due to the Company reinvesting in available-for-sale securities with shorter maturities. Compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2011 and paid during fiscal 2012 and to a decrease in the performance related bonus expense of $10.7 million in fiscal 2012 compared to fiscal 2011. Cash provided by operating activities was $71.0 million in fiscal 2012, a decrease of $24.6 million, from cash provided by operating activities of $95.6 million in fiscal 2011. The decrease in cash provided by operating activities is primarily due to an increase in the amount of bonuses paid in fiscal 2012 compared to fiscal 2011 and a decrease in bonus expense in fiscal 2012 compared to fiscal 2011.

The Company paid bonuses of $131.5 million in cash during fiscal 2012. Compensation and benefits payable on the Company’s consolidated balance sheet as of April 30, 2011 includes $5.4 million in bonus payments that were fully earned by recipients during fiscal 2010, but for which the payment was delayed due to economic conditions prevailing at the time. These delayed payments were recorded to bonus liability and accrued in fiscal 2010 because the underlying bonuses had been fully earned in that period. These amounts, when paid during fiscal 2012, increased the cash used in operating activities during that period. In addition, $8.1 million in bonuses earned in fiscal 2009, the payment of which was deferred due to economic conditions, were paid during fiscal 2011 and increased cash used in operating activities during this period by a corresponding amount.

Cash used in investing activities was $33.0 million in fiscal 2012, a decrease of $48.1 million, from cash used in investing activities of $81.1 million in fiscal 2011. This decrease in cash used in investing activities is primarily attributable to higher net proceeds from sales/maturities of marketable securities of $14.6 million, lower purchases of marketable securities of $10.2 million, a decrease in the use of cash used to provide collateral for standby letters of credit and potential future borrowings on our Facility of $9.8 million, a decrease in cash used to purchase property and equipment of $9.2 million and lower payments of earn-outs from prior acquisitions of $5.8 million.

Cash provided by financing activities was $2.2 million in fiscal 2012, a decrease of $3.7 million from cash provided by financing activities of $5.9 million in fiscal 2011. Cash provided by financing activities decreased primarily due to a $5.7 million decrease in cash proceeds from the exercise of employee stock options and our employee stock purchase plan, a $5.7 million decrease in the amount of borrowing under the life insurance policies and $3.0 million of cash proceeds from the exercise of warrants during fiscal 2011 which did not occur in fiscal 2012. Partially offsetting the decreases was an increase in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $9.6 million in fiscal 2012 compared to fiscal 2011. As of April 30, 2012, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2012:

		Payments Due in:
	Note(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$207,374	$38,588	$64,304	$37,570	$66,912
Accrued restructuring charges(2)	7	1,934	904	756	169	105
Interest payments on COLI loans(3)	10	52,358	4,172	8,345	8,338	31,503

Total		$261,666	$43,664	$73,405	$46,077	$98,520

(1)	See Note in the accompanying consolidated financial statements in Item 15.

(2)	Represents rent payments, net of sublease income on an undiscounted basis.

(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00%.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements.

Lastly, we have contingent commitments under certain employment agreements that are payable upon involuntary, termination without cause, as described in Note 14 — Commitments and Contingencies, in the Notes to our Consolidated Financial Statements.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of April 30, 2012 and 2011, we held contracts with gross CSV of $151.1 million and $143.9 million, respectively. In fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million and $72.9 million as of April 30, 2012 and 2011, respectively. At April 30, 2012 and 2011, the net cash value of these policies was $77.8 million and $71.0 million, respectively.

Long-Term Debt

Our Senior Secured Revolving Facility (the “Facility”), which was entered into in March 2011, provides for an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The Facility matures on March 14, 2014 and prior to each anniversary date, we can request one-year extensions, subject to lender consent. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). We pay quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on our leverage ratio. The Facility is secured by substantially all of the assets of the our domestic subsidiaries and 65% of the equity interest in all our first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of April 30, 2012 and 2011, we had no borrowings under the Facility; however, we are required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. At April 30, 2012 and 2011, there were $2.9 million standby letters of credit issued under this Facility.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the fair value accounting guidance. The amendments limit the highest and best use to measure non-financial assets and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The new guidance also prescribes enhanced financial statement disclosures for Level 3 fair value measurements. The new guidance was effective for the Company beginning February 1, 2012. The adoption of these amendments did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued amendments to the goodwill impairment testing guidance to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance was effective for the Company beginning February 1, 2012. The Company did not elect to apply this option in fiscal 2012, but might change its election in the future. If in the future the Company elects to adopt this guidance, the adoption would not have a material impact on the Company’s financial position or results of operations.

Recently Proposed Accounting Standards

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

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting trans-

lation adjustments are reported as a component of accumulated other comprehensive income on our consolidated balance sheets.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During fiscal 2012 and 2010, we recognized foreign currency losses, on an after tax basis, of $1.6 million and $2.0 million, respectively, as compared to fiscal 2011 in which we recognized foreign currency gains, on an after tax basis, of $0.1 million.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange gain or loss would have been $1.7 million, $2.8 million and $3.9 million, respectively, based on outstanding balances at April 30, 2012.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2012 and 2011, we had no outstanding borrowings under our Facility. We had $73.3 million and $72.9 million of borrowings against the CSV of COLI contracts as of April 30, 2012 and 2011, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 15 — Quarterly Results, in the Notes to our Consolidated Financial Statements.

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

On June 21, 2012, the Company’s Board of Directors appointed Robert P. Rozek, Executive Vice President and Chief Financial Officer of the Company, to assume the position of the Company’s principal accounting officer, reuniting this position and the principal financial officer with the same individual. See the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2012, for additional information regarding Mr. Rozek, including the terms of his employment agreement with the Company. No plan, contract or arrange-

ment was entered into between the Company and Mr. Rozek in connection with his appointment as principal accounting officer. Mark Neal will continue in his position as Senior Vice President, Finance and Controller.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2012 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a “Code of Business Conduct and Ethics,” which is applicable to our directors, chief executive officer and senior financial officers, including our principal financial officer, who is also our principal accounting officer. The Code of Business Conduct and Ethics is available on our website at www.kornferry.com. We intend to post amendments to or waivers to this Code of Business Conduct and Ethics on our website when adopted. Upon written request, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Requests should be directed to Korn/Ferry International, 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067, Attention: Peter Dunn.

Item 11.	Executive Compensation

The information required by this Item will be included in our 2012 Proxy Statement, and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” and elsewhere in our 2012 Proxy Statement, and is incorporated herein by reference.

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

F-1

Exhibits:

Exhibit Number	Description
3.1+	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999.
3.2+	Certificate of Designations of 7.5% Convertible Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
3.3+	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 29, 2009.
4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.
4.2+	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.11*+	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001.

Exhibit Number	Description
10.12*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.
10.13*+	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10.14*+	Letter from the Company to Robert H. McNabb, dated November 29, 2001, filed as Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.
10.15*+	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003.
10.16*+	Employee Stock Purchase Plan filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K, filed July 22, 2003.
10.17*+	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10.18+	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10.19*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.
10.20+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006.
10.21*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10.22*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.
10.23*+	Stock and Asset Purchase Agreement dated as of August 8, 2006 by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.
10.24*+	Letter Agreement between the Company and Robert H. McNabb dated as of September 29, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006.
10.25*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10.26*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.
10.27*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.
10.28*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.
10.29*+	Employment Agreement between the Company and Michael A. DiGregorio dated April 30, 2009.
10.30*+	Korn/Ferry Amended and Restated 2008 Stock Incentive Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-161844), filed September 10, 2009.
10.31*+	Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.
10.32*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

Exhibit Number	Description
10.33*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.
10.34*+	Letter Agreement dated June 25, 2009, by and among the Company and Robert McNabb, modifying the terms of Mr. McNabb’s Employment Agreement, dated October 1, 2003, as renewed and amended on September 29, 2006.
10.35*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.
10.36*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.
10.37*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2011.
10.38*+	Employment Agreement between the Company and Robert P. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.
10.39*+	Separation and General Release Agreement, between Michael DiGregorio and Korn/Ferry International, dated as of February 17, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2012.
21.1	Subsidiaries of Korn/Ferry International.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney (contained on signature page).
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: June 22, 2012

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

Signature	Title	Date

/S/ KENNETH WHIPPLE Kenneth Whipple	Chairman of the Board and Director	June 22, 2012

/S/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 22, 2012

/S/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 22, 2012

/S/ DENISE KINGSMILL Denise Kingsmill	Director	June 22, 2012

/S/ EDWARD D. MILLER Edward D. Miller	Director	June 22, 2012

/S/ DEBRA J. PERRY Debra J. Perry	Director	June 22, 2012

Signature	Title	Date

/S/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	June 22, 2012

/S/ GEORGE T. SHAHEEN George T. Shaheen	Director	June 22, 2012

/S/ HARRY L. YOU Harry L. You	Director	June 22, 2012

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

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

The Company’s internal control over financial reporting is supported by written policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Throughout the year, there has been continued focus on the efficacy of the Company’s internal control environment with such efforts aimed at ensuring the accomplishment of the above goals and objectives in an effective and efficient manner.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2012.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2012 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012, a copy of which is included in this Annual Report on Form 10-K.

June 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012 and our report dated June 22, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

June 22, 2012

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 22, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

June 22, 2012

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2012	2011
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$282,005	$246,856
Marketable securities	40,936	20,868
Receivables due from clients, net of allowance for doubtful accounts of $9,437 and $9,977, respectively	126,579	128,859
Income taxes and other receivables	11,902	5,138
Deferred income taxes	10,830	10,214
Prepaid expenses and other assets	27,815	29,662

Total current assets	500,067	441,597
Marketable securities, non-current	94,798	101,363
Property and equipment, net	49,808	43,142
Cash surrender value of company owned life insurance policies, net of loans	77,848	70,987
Deferred income taxes, net	57,290	64,418
Goodwill, net	176,338	183,952
Intangible assets, net	20,413	22,289
Investments and other assets	38,127	43,932

Total assets	$1,014,689	$971,680

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14,667	$12,504
Income taxes payable	8,720	4,674
Compensation and benefits payable	154,398	173,097
Other accrued liabilities	37,527	43,591

Total current liabilities	215,312	233,866
Deferred compensation and other retirement plans	148,989	139,558
Other liabilities	20,912	19,919

Total liabilities	385,213	393,343

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 59,975 and 59,101 shares issued and 47,913 and 47,003 shares outstanding, respectively	419,998	404,703
Retained earnings	202,797	148,494
Accumulated other comprehensive income, net	7,191	25,660

Stockholders’ equity	629,986	578,857
Less: notes receivable from stockholders	(510)	(520)

Total stockholders’ equity	629,476	578,337

Total liabilities and stockholders’ equity	$1,014,689	$971,680

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2012	2011	2010
	(in thousands, except per share data)
Fee revenue	$790,505	$744,249	$572,380
Reimbursed out-of-pocket engagement expenses	36,254	32,002	27,269

Total revenue	826,759	776,251	599,649

Compensation and benefits	534,186	507,405	413,340
General and administrative expenses	138,872	116,494	115,280
Engagement expenses	55,889	51,766	41,585
Depreciation and amortization	14,017	12,671	11,493
Restructuring charges, net	929	2,130	20,673

Total operating expenses	743,893	690,466	602,371

Operating income (loss)	82,866	85,785	(2,722)
Other (loss) income, net	(271)	6,454	10,066
Interest expense, net	(1,791)	(2,535)	(2,622)

Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	80,804	89,704	4,722
Income tax provision (benefit)	28,351	32,692	(485)
Equity in earnings of unconsolidated subsidiaries, net	1,850	1,862	91

Net income	$54,303	$58,874	$5,298

Earnings per common share:
Basic	$1.17	$1.30	$0.12

Diluted	$1.15	$1.27	$0.12

Weighted-average common shares outstanding:
Basic	46,397	45,205	44,413

Diluted	47,261	46,280	45,457

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
	Common Stock
	Shares	Amount
	(in thousands)
Balance at May 1, 2009	44,729	$368,430	$84,922	$6,285	$459,637
Comprehensive income:
Net income	—	—	5,298	—	5,298
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	15,377	15,377
Defined benefit pension plan	—	—	—	(8,728)	(8,728)

Total comprehensive income					11,947

Purchase of stock	(226)	(3,136)	—	—	(3,136)
Issuance of stock	1,476	6,526	—	—	6,526
Stock-based compensation	—	17,508	—	—	17,508
Tax expense from exercise of stock options	—	(611)	—	—	(611)

Balance at April 30, 2010	45,979	388,717	90,220	12,934	491,871
Comprehensive income:
Net income	—	—	58,874	—	58,874
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	16,739	16,739
Defined benefit pension plan	—	—	—	(4,048)	(4,048)
Unrealized gains on marketable securities	—	—	—	35	35

Total comprehensive income					71,600

Exercise of warrants	274	2,983	—	—	2,983
Purchase of stock	(934)	(13,844)	—	—	(13,844)
Issuance of stock	1,684	10,084	—	—	10,084
Stock-based compensation	—	15,476	—	—	15,476
Tax benefit from exercise of stock options	—	1,287	—	—	1,287
Payment of dividends by majority owned consolidated subsidiaries	—	—	(600)	—	(600)

Balance at April 30, 2011	47,003	404,703	148,494	25,660	578,857
Comprehensive income:
Net income	—	—	54,303	—	54,303
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	(12,826)	(12,826)
Defined benefit pension plan	—	—	—	(5,644)	(5,644)
Unrealized gains on marketable securities	—	—	—	1	1

Total comprehensive income					35,834

Purchase of stock	(190)	(4,215)	—	—	(4,215)
Issuance of stock	1,100	4,371	—	—	4,371
Stock-based compensation	—	13,475	—	—	13,475
Tax benefit from exercise of stock options	—	1,664	—	—	1,664

Balance at April 30, 2012	47,913	$419,998	$202,797	$7,191	$629,986

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$54,303	$58,874	$5,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,017	12,671	11,493
Stock-based compensation expense	13,399	15,547	17,729
Impairment of intangible assets	—	880	—
(Gain) loss on disposition of property and equipment	(65)	80	323
Provision for doubtful accounts	5,732	7,650	3,340
Gain on cash surrender value of life insurance policies	(6,268)	(7,218)	(9,424)
Gain on marketable securities classified as trading	(1,013)	(7,599)	(11,137)
Change in fair value of acquisition-related contingent consideration	(2,196)	(4,919)	—
Deferred income taxes	6,512	5,954	(20,862)
Change in other assets and liabilities:
Deferred compensation	3,787	11,716	15,828
Receivables, including income tax and other receivables	(10,891)	(28,140)	(33,516)
Prepaid expenses and other assets	2,194	(6,172)	(4,520)
Investment in unconsolidated subsidiaries	(1,850)	(1,862)	(91)
Income taxes payable	4,058	(1,686)	2,844
Accounts payable and accrued liabilities	(17,986)	40,757	(595)
Other	7,242	(899)	(7,556)

Net cash provided by (used in) operating activities	70,975	95,634	(30,846)

Cash flows from investing activities:
Purchase of property and equipment	(18,632)	(27,889)	(7,282)
Purchase of intangible assets	(325)	—	(3,481)
Purchase of marketable securities	(55,718)	(65,964)	(4,163)
Proceeds from sales/maturities of marketable securities	43,181	28,618	13,374
Change in restricted cash	(221)	(10,007)	—
Payment of purchase price held back from previous acquisition	(800)	—	—
Cash paid for acquisitions, net of cash acquired and contingent consideration	(442)	—	(18,734)
Payment of contingent consideration from acquisitions	—	(5,795)	(2,405)
Premiums on life insurance policies	(1,739)	(1,702)	(1,711)
Dividends received from unconsolidated subsidiaries	1,669	1,608	958

Net cash used in investing activities	(33,027)	(81,131)	(23,444)

Cash flows from financing activities:
Payments on life insurance policy loans	—	—	(183)
Borrowings under life insurance policies	366	6,039	5,500
Purchase of common stock	(4,215)	(13,844)	(3,136)
Proceeds from exercise of warrants	—	2,983	—
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,371	10,084	6,526
Tax benefit (expense) from exercise of stock options	1,664	1,287	(611)
Payment of dividends by majority owned consolidated subsidiaries	—	(600)	—

Net cash provided by financing activities	2,186	5,949	8,096

Effect of exchange rate changes on cash and cash equivalents	(4,985)	7,171	10,427

Net increase (decrease) in cash and cash equivalents	35,149	27,623	(35,767)
Cash and cash equivalents at beginning of year	246,856	219,233	255,000

Cash and cash equivalents at end of year	$282,005	$246,856	$219,233

Supplemental cash flow information:
Cash used to pay interest	$4,480	$4,834	$3,992

Cash used to pay income taxes	$17,916	$25,329	$8,111

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

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

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiary in Mexico were approximately $1.7 million, $1.6 million and $1.0 million during fiscal 2012, 2011 and 2010, respectively.

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, restructuring, deferred compensation, annual performance related bonus, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment, recruitment process outsourcing and leadership and talent consulting services. Fee revenue from executive recruitment activities and middle-management recruitment are generally one-third of the estimated first year cash compensation of placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue as it bills clients in three monthly installments commencing the month of client acceptance as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are billed upon

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to middle-management recruitment, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from LTC services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates. If updated estimated total costs indicate a loss, we recognize that estimated loss in the period it is determined. LTC revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. A portion of the revenue for LTC is derived from the sale of Lominger products. These products mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for their products when the product has been sold.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in its consolidated statements of income.

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

Restricted Cash

The Company had $10.0 million of restricted cash at April 30, 2012 and 2011, related to its existing credit facility (see Note 10 — Long-Term Debt), which is included in investments and other assets in the accompanying consolidated balance sheets.

Marketable Securities

The Company classifies its marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. Certain investments, which the Company may sell within the next twelve months, are carried as current assets. Realized capital gains (losses) on marketable securities are determined by specific identification. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 — Marketable Securities). The changes in fair values on trading securities are recorded in the accompanying consolidated statements of income in other (loss) income, net. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest expense, net.

Available-for-sale securities consist of corporate bonds, commercial paper and U.S. Treasury and agency securities. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of income in other (loss) income, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During fiscal 2012, 2011 and 2010, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (generally not longer than twelve months). Purchased intangible assets with finite lives are amortized over their estimated useful lives. Effective May 1, 2009, the Company adopted Accounting Standards Codification 805, Business Acquisitions, which requires that acquisition-related transaction and restructuring costs be charged to expense as committed, and changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration and bargain purchases for acquisitions completed after the adoption date. The Company applied this new guidance to its acquisition of Whitehead Mann and SENSA Solutions, Inc., which were acquired in fiscal 2010. During fiscal 2012 and fiscal 2011, the Company recorded a $2.2 million and $4.9 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition, respectively, as a component of general and administrative expenses.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2012, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment during the fourth quarter of fiscal 2012.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives which range from three to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. During fiscal 2011, the Company wrote-off a trademark no longer in use with a net book value of $0.9 million. As of April 30, 2012 and 2011, there were no further indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the performance related bonus paid to consultants. The portion of the expense applicable to salaries is comprised of wages and salaries earned by employees during a reporting period. The portion of the expenses applicable to performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, which is communicated and paid following the completion of the year. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue for Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Management takes these factors into consideration, and any changes in the estimate are reported in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimates historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $116.8 million, $128.3 million and $76.9 million for the years ended April 30, 2012, 2011 and 2010, respectively, which was reduced by a

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

change in the previous years’ estimate recorded in fiscal 2012, 2011 and 2010 of $1.2 million, $2.0 million and $3.6 million, respectively. This resulted in net bonus expense of $115.6 million, $126.3 million and $73.3 million for the years ended April 30, 2012, 2011 and 2010, respectively, included in compensation and benefits expense in the consolidated statements of income.

These annual performance related bonuses are generally paid within twelve months following the fiscal year end, though the Company delayed payment of $5.4 million and $10.2 million of bonuses earned in fiscal 2010 and 2009 respectively, due to economic conditions prevailing at the time. The bonuses earned in fiscal 2009 of $10.2 million were paid in December 2010, and the bonuses earned in fiscal 2010 of $5.4 million were paid in December 2011. Other expenses included in compensation and benefits expense are due to changes in deferred compensation liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

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

Cash Surrender Value of Life Insurance

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2012 and 2011, the Company held contracts with gross CSV of $151.1 million and $143.9 million, offset by outstanding policy loans of $73.3 million and $72.9 million, respectively. If these insurance companies were to become insolvent, the Company would be considered a general creditor for $35.4 million and $31.0 million of net CSV as of April 30, 2012 and 2011, respectively; therefore, these assets are subject to risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, stock appreciation rights (“SARs”), restricted stock

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock and SARs and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at year-end exchange rates, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after tax basis, included in net income were $1.6 million and $2.0 million during fiscal 2012 and 2010, respectively. Foreign currency gains, on an after tax basis, included in net income were $0.1 million in fiscal 2011.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense (benefit) approximates taxes to be paid or refunded for the current period. Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.

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

Fair Value of Financial Instruments

Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities, recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

As of April 30, 2012 and 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, receivables due from clients and net cash surrender value due from insurance companies, which is discussed above. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company is consolidating cash balances with a small number of high quality global financial institutions to increase operational efficiencies and to improve risk management. Concentrations of credit risk with respect to receivables are limited due to the Company’s large number of clients and their dispersion across many different industries and countries worldwide. At April 30, 2012 and 2011, the Company had no other significant credit concentrations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to the fair value accounting guidance. The amendments limit the highest and best use to measure non-financial assets and include criteria for applying the fair value measurement principles to portfolios of financial instruments. The new guidance also prescribes enhanced financial statement disclosures for Level 3 fair value measurements. The new guidance was effective for the Company beginning February 1, 2012. The adoption of these amendments did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued amendments to the goodwill impairment testing guidance to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance was effective for the Company beginning February 1, 2012. The Company did not elect to apply this option in fiscal 2012, but might change its election in the future. If in the future the Company elects to adopt this guidance, the adoption would not have a material impact on the Company’s financial position or results of operations.

Recently Proposed Accounting Standards

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

April 30, 2012

2.	Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During fiscal 2012, 2011 and 2010, SARs and options to purchase 0.57 million shares, 0.39 million shares and 1.48 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per share calculations:

	Year Ended April 30,
	2012	2011	2010
	(in thousands, except per share data)
Net earnings attributable to common stockholders	$54,303	$58,874	$5,298

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	46,397	45,205	44,413
Effect of dilutive securities:
Restricted stock	582	646	587
Stock options	267	425	401
ESPP	15	4	3
Warrants	—	—	53

Diluted weighted-average number of common shares outstanding	47,261	46,280	45,457

Net earnings per common share:
Basic earnings per share	$1.17	$1.30	$0.12

Diluted earnings per share	$1.15	$1.27	$0.12

3.	Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of stockholders’ equity.

The components of accumulated other comprehensive income were as follows:

	April 30,
	2012	2011
	(in thousands)
Foreign currency translation adjustments	$22,813	$35,639
Defined benefit pension adjustments, net of taxes	(15,658)	(10,014)
Unrealized gains on marketable securities, net of taxes	36	35

Accumulated other comprehensive income, net	$7,191	$25,660

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Restricted stock	$12,381	$14,090	$16,470
Stock options and SARs	933	1,028	853
ESPP	85	429	406

Total stock-based compensation expense, pre-tax	13,399	15,547	17,729
Tax benefit from stock-based compensation expense	(4,701)	(5,675)	(6,471)

Total stock-based compensation expense, net of tax	$8,698	$9,872	$11,258

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

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs were as follows:

	Year Ended April 30,
	2012	2011	2010
Expected volatility	47.07%	47.67%	48.91%
Risk-free interest rate	1.47%	1.83%	2.53%
Expected option life (in years)	5.00	5.00	5.00
Expected dividend yield	0.00%	0.00%	0.00%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plan

The Company maintains a stock incentive plan known as the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan, (the “2008 Plan”). The 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof. The maximum number of shares of common stock that may be issued under the 2008 Plan is 3,980,000 shares, subject to adjustment for certain changes in the Company’s capital structure and other extraordinary events. As of April 30, 2012, the maximum number of shares of common stock available for issuance under the 2008 Plan is 1,500,000 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

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

Stock Options and SARs

Stock options and SAR transactions under the Company’s 2008 Plan were as follows:

	April 30,
	2012		2011		2010
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(in thousands, except per share data)
Outstanding, beginning of year	1,833	$13.78	2,723	$14.72	3,113	$14.83
Granted	48	$22.71	211	$13.97	621	$11.26
Exercised	(235)	$12.76	(625)	$12.81	(531)	$8.21
Forfeited/expired	(154)	$15.63	(476)	$20.55	(480)	$18.14

Outstanding, end of year	1,492	$14.00	1,833	$13.78	2,723	$14.72

Exercisable, end of year	1,061	$14.33	1,219	$14.64	2,142	$15.68

As of April 30, 2012, the aggregate intrinsic value of options outstanding and options exercisable were $5.0 million and $3.4 million, respectively.

As of April 30, 2012, there was $1.9 million of total unrecognized compensation cost related to non-vested awards of stock options and SARs. That cost is expected to be recognized over a weighted-average period of 1.1 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Outstanding stock options and SARs:

	April 30, 2012
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
	(in thousands, except per share data)
$ 6.26 - $ 9.55	312	0.9	$7.89	312	0.9	$7.89
$ 9.56 - $13.90	463	4.4	$11.23	148	4.1	$10.80
$13.91 - $17.97	352	3.5	$16.79	282	3.2	$17.26
$17.98 - $24.08	365	2.9	$20.02	319	2.5	$19.66

	1,492	3.1	$14.00	1,061	2.4	$14.33

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Additional information pertaining to stock options and SARs:

	Year Ended April 30,
	2012	2011	2010
	(in thousands, except per share data)
Weighted-average fair value per share of stock options granted	$9.61	$6.07	$5.07
Total fair value of stock options and SARs vested	$1,065	$747	$612
Total intrinsic value of stock options exercised	$1,485	$5,164	$2,631
Total intrinsic value of SARs paid	$45	$178	$75

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

Restricted stock activity is summarized below:

	April 30,
	2012		2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	2,007	$8.64	2,480	$9.93	2,387	$15.50
Granted	687	$21.46	562	$15.12	1,017	$10.57
Vested	(794)	$15.58	(920)	$15.32	(754)	$20.43
Forfeited/expired	(119)	$18.19	(115)	$14.83	(170)	$17.91

Non-vested, end of year	1,781	$9.85	2,007	$8.64	2,480	$9.93

As of April 30, 2012, there was $17.5 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 1.9 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During fiscal 2012 and fiscal 2011, 190,141 shares and 211,315 shares of restricted stock totaling $4.2 million and $3.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

the enrollment period. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. During fiscal 2012, 2011 and 2010, employees purchased 76,909 shares at $18.69 per share, 153,913 shares at $14.13 per share and 209,840 shares at $10.66 per share, respectively. The ESPP was temporarily suspended during the second half of fiscal 2012. At April 30, 2012, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During fiscal 2012 and 2011, the Company issued 228,835 shares and 611,621 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $2.9 million and $7.9 million, respectively.

During fiscal 2011, the Company repurchased 724,064 shares of the Company’s common stock for $10.6 million. No shares were repurchased during fiscal 2012 other than to satisfy tax withholding requirements upon the vesting of restricted stock as described above.

In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During fiscal 2011, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.

5.	Marketable Securities

As of April 30, 2012 marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale(2)(3)	Total
	(in thousands)
Mutual funds	$82,176	$—	$82,176
Corporate bonds	—	44,563	44,563
Commercial paper	—	5,989	5,989
U.S. Treasury and agency securities	—	3,006	3,006

Total	82,176	53,558	135,734
Less: current portion of marketable securities	(7,613)	(33,323)	(40,936)

Non-current marketable securities	$74,563	$20,235	$94,798

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

As of April 30, 2011 marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale(2)(3)	Total
	(in thousands)
Mutual funds	$71,363	$—	$71,363
Corporate bonds	—	40,444	40,444
U.S. Treasury and agency securities	—	9,424	9,424
Commercial paper	—	1,000	1,000

Total	71,363	50,868	122,231
Less: current portion of marketable securities	(5,081)	(15,787)	(20,868)

Non-current marketable securities	$66,282	$35,081	$101,363

(1)	These investments are held in trust for settlement of the Company’s obligations of $82.6 million and $72.1 million as of April 30, 2012 and 2011, respectively, under the Executive Capital Accumulation Plan (see Note 6 — Deferred Compensation and Retirement Plans). The fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) increased by $1.1 million and $7.6 million during fiscal 2012 and fiscal 2011, respectively, recorded in other (loss) income, net on the consolidated statements of income.

(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.

(3)	The Company’s financial assets measured at fair value on a recurring basis include, trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of April 30, 2012 and 2011, the Company had cash equivalents, including restricted cash of $70.6 million and $120.8 million, respectively, also classified as Level 1.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$44,498	$81	$(16)	$44,563
Commercial paper	5,993	1	(5)	5,989
U.S. Treasury and agency securities	3,006	—	—	3,006

Total	$53,497	$82	$(21)	$53,558

	April 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$40,369	$107	$(32)	$40,444
U.S. Treasury and agency securities	9,427	10	(13)	9,424
Commercial paper	1,000	—	—	1,000

Total	$50,796	$117	$(45)	$50,868

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2012 and 2011, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of April 30, 2012 and 2011, marketable securities classified as available-for-sale consist of corporate bonds, commercial paper and U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of April 30, 2012, available-for-sale marketable securities have remaining maturities ranging from one month to 2.8 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company mirrors these elections. As of April 30, 2012 and 2011, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of April 30, 2012 and 2011, the Company’s marketable securities were $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million) and $71.4 million (net of gross unrealized gains of $6.8 million and gross unrealized losses of $0.1 million), respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods indicated:

	April 30,
Auction Rate Securities	2012	2011
	(in thousands)
Balance, beginning of year	$—	$8,200
Auction rate securities put option	—	(745)
Realized gain included in operations	—	745
Sale of securities	—	(8,200)

Balance, end of year	$—	$—

6.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2012	2011
	(in thousands)
Deferred compensation plans	$78,479	$70,319
Pension plan	4,214	3,952
International retirement plans	2,776	3,153
Executive Capital Accumulation Plan	71,134	67,214

Total benefit obligations	156,603	144,638
Less: current portion of benefit obligation	(7,614)	(5,080)

Non-current benefit obligation	$148,989	$139,558

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Deferred Compensation Plans

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994, which replaced the Wealth Accumulation Plan (“WAP”). Certain vice presidents elected to participate in a “deferral unit” that required the participant to contribute a portion of their compensation for an eight year period, or in some cases, make an after tax contribution, in return for defined benefit payments from the Company over a fifteen year period generally at retirement age of 65 or later. Participants were able to acquire additional “deferral units” every five years. Vice presidents who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement age of 65. In June 2003, the Company amended the EWAP and WAP plans, so as not to allow new participants or the purchase of additional deferral units by existing participants.

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

Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit (“WEB”), covering certain executives in the U.S. and foreign countries. The WEB is designed to integrate with government sponsored and local benefits and provide a monthly benefit to vice presidents upon retirement from the Company. Each year a plan participant accrued and was fully vested in one-twentieth of the targeted benefits expressed as a percentage set by the Company for that year. Upon retirement, a participant receives a monthly benefit payment equal to the sum of the percentages accrued over such participant’s term of employment, up to a maximum of 20 years, multiplied by the participant’s highest average monthly salary during the 36 consecutive months in the final 72 months of active full-time employment through June 2003. In June 2003, the Company froze the WEB, so as to not allow new participants, future accruals and future salary increases.

Accounting for Deferred Compensation and Pension Plans

During fiscal 2012, due to the change in the discount rate from 4.94% to 3.79%, the Company recorded an increase in deferred compensation and pension plan liabilities of $8.8 million, a decrease in accumulated other comprehensive income of $5.6 million and a net increase of $3.2 million in deferred income tax assets.

During fiscal 2011, due to the change in the discount rate from 5.61% to 4.94%, the Company recorded an increase in deferred compensation and pension plan liabilities of $6.7 million, a decrease in accumulated other comprehensive income of $4.1 million and a net increase of $2.6 million in deferred income tax assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Deferred Compensation Plan

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$70,319	$64,890	$52,149
Service cost	—	137	339
Interest cost	3,346	3,495	3,557
Plan participants’ contributions with interest	—	65	194
Actuarial loss	9,885	6,764	12,848
Benefits paid	(5,071)	(5,032)	(4,197)

Benefit obligation, end of year	78,479	70,319	64,890
Less: current portion of benefit obligation	(4,959)	(3,682)	(4,000)

Non-current benefit obligation	$73,520	$66,637	$60,890

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Service cost	$—	$137	$339
Interest cost	3,346	3,495	3,557
Amortization of actuarial loss	1,374	422	—

Net periodic benefit cost	$4,720	$4,054	$3,896

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2012	2011	2010
Discount rate, beginning of year	4.94%	5.61%	7.10%
Discount rate, end of year	3.79%	4.94%	5.61%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$3,952	$3,630	$3,125
Interest cost	189	197	214
Actuarial loss	289	307	503
Benefits paid	(216)	(182)	(212)

Benefit obligation, end of year	4,214	3,952	3,630
Less: current portion of benefit obligation	(212)	(137)	(147)

Non-current benefit obligation	$4,002	$3,815	$3,483

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Interest cost	$189	$197	$214
Amortization of actuarial loss (gain)	47	(2)	(78)

Net periodic benefit cost	$236	$195	$136

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2012	2011	2010
Discount rate, beginning of year	4.94%	5.61%	7.10%
Discount rate, end of year	3.79%	4.94%	5.61%
Rate of compensation increase	0.00%	0.00%	0.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Compensation Plans	Pension Benefits
	(in thousands)
2013	$5,601	$275
2014	6,134	308
2015	6,067	314
2016	6,075	310
2017	5,997	317
2018-2022	28,276	1,334

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in ten foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2012 and 2011 is $2.8 million for 189 participants and $3.2 million for 155 participants, respectively. The Company’s contribution to these plans was $0.5 million and $0.9 million in fiscal 2012 and 2011, respectively.

Executive Capital Accumulation Plan

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

The Company made contributions to the ECAP during fiscal 2012, 2011 and 2010, of $15.8 million, $0.4 million and $1.9 million, respectively. The Company may make additional ECAP contributions in fiscal 2013 if key employees are hired.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2012, 2011, and 2010, deferred compensation liability increased; therefore, the Company recognized compensation expenses of $0.9 million, $6.7 million and $8.9 million, respectively.

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2012	2011
	(in thousands)
Balance, beginning of year	$67,214	$57,871
Employee contributions	3,483	2,403
Amortization of employer contributions	7,423	6,525
Gain on investment	884	6,667
Employee distributions	(7,661)	(6,567)
Exchange rate translations	(209)	315

Balance, end of year	71,134	67,214
Less: current portion	(2,443)	(1,261)

Non-current portion, end of year	$68,691	$65,953

As of April 30, 2012 and 2011, the unamortized portion of the Company contributions to the ECAP was $11.5 million and $4.9 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company did not make the matching contribution for fiscal 2012 and fiscal 2010 but did make a $1.2 million matching contribution for fiscal 2011.

Company Owned Life Insurance

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $151.1 million and $143.9 million is offset by outstanding policy loans of $73.3 million and $72.9 million in the accompanying consolidated balance sheets as of April 30, 2012 and 2011, respectively. Total death benefits payable, net of loans under COLI contracts, were $202.9 million and $195.7 million at April 30, 2012 and 2011, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The market value of the underlying COLI investments increased by $6.3 million and $7.2 million during the year ended April 30, 2012 and 2011, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2012, COLI contracts with a net CSV of $60.9 million and death benefits payable, net of loans, of $117.2 million were held in trust for these purposes.

7.	Restructuring Charges, Net

During fiscal 2010, the Company implemented a restructuring plan to eliminate redundancies as a result of the acquisition of Whitehead Mann Limited and Whitehead Mann SAS, together referred to as Whitehead Mann (“WHM”) and reorganized its go-to-market and operating structure in the Europe, Middle East and Africa (“EMEA”) regions. These initiatives resulted in restructuring charges of $25.8 million against operations during fiscal 2010, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010.

During fiscal 2012 and 2011, the Company increased previously recorded restructuring charges resulting in restructuring costs of $0.9 million and $2.1 million, respectively. The increase in restructuring expense primarily relates to the inability to sublease space, which was included in the original estimate.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2010	$2,714	$11,095	$13,809
Restructuring (reductions) charges, net	(299)	2,429	2,130
Reductions for cash payments	(1,518)	(9,979)	(11,497)
Exchange rate fluctuations	81	398	479

Liability as of April 30, 2011	978	3,943	4,921
Restructuring (reductions) charges, net	(324)	1,253	929
Reductions for cash payments	(586)	(2,324)	(2,910)
Exchange rate fluctuations	(30)	(140)	(170)

Liability as of April 30, 2012	$38	$2,732	$2,770

As of April 30, 2012 and 2011, the restructuring liability is included in current portion of other accrued liabilities on the consolidated balance sheet, except for $1.4 million and $2.1 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next seven years.

The restructuring liability by segment is summarized below:

	April 30, 2012
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$43	$43
Europe, Middle East and Africa (“EMEA”)	38	1,780	1,818

Total Executive Recruitment	38	1,823	1,861
Futurestep	—	909	909

Liability as of April 30, 2012	$38	$2,732	$2,770

	April 30, 2011
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$91	$91
EMEA	857	2,312	3,169
Asia Pacific	—	328	328
South America	114	—	114

Total Executive Recruitment	971	2,731	3,702
Futurestep	7	1,212	1,219

Liability as of April 30, 2011	$978	$3,943	$4,921

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

8.	Income Taxes

The provision (benefit) for income taxes is based on reported income (loss) before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision (benefit) for domestic and foreign income taxes were as follows:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Current income taxes:
Federal	$4,173	$7,606	$862
State	1,609	5,714	2,281
Foreign	12,670	11,826	6,738

Current provision for income taxes	18,452	25,146	9,881
Deferred income taxes:
Federal	7,281	(2,442)	(2,729)
State	3,508	830	(1,303)
Foreign	(890)	9,158	(6,334)

Deferred provision (benefit) for income taxes	9,899	7,546	(10,366)

Total provision (benefit) for income taxes	$28,351	$32,692	$(485)

The domestic and foreign components of income (loss) from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Domestic	$42,375	$56,741	$10,669
Foreign	38,429	32,963	(5,947)

Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	$80,804	$89,704	$4,722

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits generated	3.0	1.9	52.9
Income subject to net differing foreign tax rates	(2.9)	(3.8)	52.6
COLI increase, net	(2.7)	(2.8)	(69.8)
Repatriation of foreign earnings	(1.7)	0.1	38.5
State income taxes, net of federal benefit	4.0	4.6	13.8
Adjustments for valuation allowance	(0.7)	4.8	52.7
Tax exempt interest income	—	—	(0.7)
Expense disallowances	0.8	0.5	7.5
Uncertain tax position reserve reversal	—	(2.3)	(208.8)
Other	0.3	(1.6)	16.0

Effective income tax rate	35.1%	36.4%	(10.3)%

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the deferred tax assets and liabilities are as follows:

	April 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Deferred compensation	$62,710	$64,333
Loss and credit carryforwards	33,342	33,834
Allowance for doubtful accounts	1,388	1,797
Property and equipment	—	371
Deferred rent	6,887	6,422
Other	5,623	4,664

Gross deferred tax assets	109,950	111,421

Deferred tax liabilities:
Intangibles	(11,103)	(8,228)
Unrealized gain	(1,059)	(2,393)
Property and equipment	(4,527)	—
Other	(52)	—

Gross deferred tax liabilities	(16,741)	(10,621)

Valuation allowances	(25,089)	(26,168)

Net deferred tax asset	$68,120	$74,632

Certain deferred tax amounts and valuation allowances were reclassified during fiscal 2012 based on differences between fiscal 2011 provision and related tax return filings. Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2012	2011
	(in thousands)
Current:
Deferred tax assets	$15,357	$10,214
Deferred tax liabilities	(4,527)	—

Current deferred tax asset	10,830	10,214

Non-current:
Deferred tax asset	94,593	101,207
Deferred tax liabilities	(12,214)	(10,621)

Non-current deferred tax asset	82,379	90,586
Valuation allowance	(25,089)	(26,168)

Non-current deferred tax asset, net	57,290	64,418

Net deferred tax assets	$68,120	$74,632

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

The following details the scheduled expiration dates of the Company’s net operating loss (net tax effected) and tax credit carryforwards:

	April 30, 2012
	2012 through 2016	2017 through 2026	Indefinite	Total
	(in thousands)
Foreign net operating loss carryforwards	$6,148	$30,440	$56,429	$93,017
State taxing jurisdiction net operating loss carryforwards	63	11,444	—	11,507
Foreign tax credit	—	3,333	—	3,333
Federal capital loss carryforwards	5,776	—	—	5,776

The Company continues to execute on its decision to repatriate an additional portion of previously undistributed foreign earnings. The Company has provided U.S. deferred income taxes on future distributions to be made pursuant to this repatriation plan. Other than these amounts, the Company has not provided for U.S. deferred income taxes on approximately $113.6 million of undistributed earnings and associated withholding taxes of its foreign subsidiaries as the Company has taken the position that its foreign earnings will be permanently reinvested offshore. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes; however, is not practicable.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

The Company’s income tax returns are subject to audit by the Internal Revenue Service and various state and foreign tax authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While management believes its positions comply with applicable laws, the Company records liabilities based upon estimates of the ultimate outcomes of these matters. During fiscal 2011 and fiscal 2010, the Company reversed a $2.1 million and $10.3 million reserve for a previous uncertain tax position as the state and federal statute of limitations expired, respectively.

Changes in the unrecognized tax benefits are as follows:

	Year Ended April 30,
	2012	2011	2010
	(in thousands)
Unrecognized tax benefits, beginning of year	$—	$3,532	$13,392
Settlement with tax authority	—	(1,473)	—
Additions based on tax positions related to the current year	—	—	—
Estimated interest for the year	—	72	469
Recognized tax benefits	—	(2,131)	(10,329)

Unrecognized tax benefits, end of year	$—	$—	$3,532

The total liability for unrecognized tax benefits is not expected to change within the next twelve months. During fiscal 2012, the Internal Revenue Service concluded its examination of the Company’s federal income tax returns for tax years ended April 30, 2008 and 2009. Subsequent years remain subject to examination by the Internal Revenue Service. The Company is subject to state and foreign tax examinations for tax years 2008 through 2011. The Company is not presently under examination in any major tax jurisdiction.

9.	Property and Equipment

Property and equipment include the following:

	April 30,
	2012	2011
	(in thousands)
Computer equipment and software	$75,096	$68,761
Leasehold improvements	42,319	37,788
Furniture and fixtures	29,126	28,187
Automobiles	1,870	1,858

	148,411	136,594
Less: accumulated depreciation and amortization	(98,603)	(93,452)

Property and equipment, net	$49,808	$43,142

10.	Long-Term Debt

The Company’s Senior Secured Revolving Facility (the “Facility”) which it entered into in March 2011, provides for an aggregate availability up to $50 million with a $10 million sub-limit for letters of credit, subject

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

to satisfaction of borrowing base requirements based on eligible domestic and foreign accounts receivable. The facility matures on March 14, 2014 and prior to each anniversary date, the Company can request one-year extensions, subject to lender consent. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus applicable margin or the base rate plus applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 0.50%, or (iii) one month LIBOR plus 2.0%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on (a) the total funded debt ratio of the Company and (b) with respect to LIBOR loans, whether such LIBOR loans are cash collateralized. For cash collateralized LIBOR loans, the applicable margin will range from 0.65% to 3.15% per annum. For LIBOR loans that are not cash collateralized and for base rate loans, the applicable margin will range from 1.50% to 4.50% per annum (if using LIBOR) and from 1.50% to 4.75% per annum (if using base rate). The Company pays quarterly commitment fees of 0.25% to 0.50% on the Facility’s unused commitments based on the Company’s leverage ratio. The Facility is secured by substantially all of the assets of the Company’s domestic subsidiaries and 65% of the equity interest in all the first tier foreign subsidiaries. The financial covenants include a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio and a minimum $30 million in unrestricted cash and/or marketable securities after taking into account the accrual for employee compensation and benefits.

As of April 30, 2012 and 2011, the Company had no borrowings under its Facility; however, the Company is required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. This amount is included in long-term investments and other assets in the consolidated balance sheets as of April 30, 2012 and 2011. At April 30, 2012 and 2011, there was $2.9 million of standby letters of credit issued under this Facility.

The Company has outstanding borrowings against the CSV of COLI contracts of $73.3 million and $72.9 million at April 30, 2012 and 2011, respectively. CSV reflected in the accompanying balance sheet is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

11.	Business Segments

The Company operates in two global business segments: Executive Recruitment and High Impact Recruitment Solutions — Futurestep. The Executive Recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries and provides other related talent management consulting services. Futurestep creates customized, flexible high impact recruitment solutions to meet specific workforce needs of organizations around the world. Their portfolio of services include recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The Executive Recruitment business segment is managed by geographic regional leaders. Futurestep’s worldwide operations are managed by the Chief Executive Officer of Futurestep. The Executive Recruitment geographic regional leaders and the Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Financial highlights by business segment are as follows:

	Year Ended April 30, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$381,483	$164,161	$95,206	$35,759	$676,609	$113,896	$—	$790,505
Total revenue	$402,992	$169,652	$97,599	$36,523	$706,766	$119,993	$—	$826,759
Operating income (loss)	$89,424	$17,171	$13,084	$8,815	$128,494	$6,245	$(51,873)	$82,866
Depreciation and amortization	$6,937	$2,030	$1,412	$374	$10,753	$1,070	$2,194	$14,017
Identifiable assets(2)	$247,775	$145,348	$79,101	$22,957	$495,181	$90,560	$428,948	$1,014,689
Long-lived assets(2)	$24,852	$7,552	$4,012	$955	$37,371	$3,420	$9,017	$49,808
Goodwill(2)	$91,859	$50,664	$972	$—	$143,495	$32,843	$—	$176,338

	Year Ended April 30, 2011
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$375,971	$155,782	$90,346	$31,959	$654,058	$90,191	$—	$744,249
Total revenue	$395,008	$160,401	$92,340	$32,550	$680,299	$95,952	$—	$776,251
Operating income (loss)	$80,685	$11,628	$11,611	$7,475	$111,399	$4,955	$(30,569)	$85,785
Depreciation and amortization	$6,465	$2,036	$1,028	$340	$9,869	$926	$1,876	$12,671
Identifiable assets(2)	$252,122	$159,134	$80,471	$21,143	$512,870	$81,544	$377,266	$971,680
Long-lived assets(2)	$23,690	$5,330	$2,740	$808	$32,568	$2,410	$8,164	$43,142
Goodwill(2)	$93,570	$53,908	$972	$—	$148,450	$35,502	$—	$183,952

	Year Ended April 30, 2010
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$278,746	$137,497	$64,132	$24,026	$504,401	$67,979	$—	$572,380
Total revenue	$294,588	$141,982	$65,508	$24,536	$526,614	$73,035	$—	$599,649
Operating income (loss)	$42,604	$(15,511)	$7,826	$3,286	$38,205	$1,291	$(42,218)	$(2,722)
Depreciation and amortization	$4,561	$2,196	$1,163	$439	$8,359	$1,007	$2,127	$11,493
Identifiable assets(2)	$211,728	$135,165	$71,993	$21,195	$440,081	$69,085	$317,932	$827,098
Long-lived assets(2)	$8,918	$2,960	$1,610	$1,041	$14,529	$1,480	$8,954	$24,963
Goodwill(2)	$88,612	$50,389	$972	$—	$139,973	$32,300	$—	$172,273

(1)	The Company recorded an adjustment to the fair value of contingent consideration for a prior acquisition of $2.2 million and $4.9 million during the years ended April 30, 2012 and 2011, respectively.

(2)	As of the end of the fiscal year.

The Company’s clients were not concentrated in any specific geographic region and no single client accounted for a significant amount of the Company’s revenue during fiscal 2012, 2011 or 2010.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

12.	Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated (no acquisition completed in fiscal 2011):

	Year Ended April 30,(1)
	2012(2)	2011	2010(3)
	(in thousands)
Assets acquired	$137	$—	$14,055
Intangibles acquired	—	—	6,835
Liabilities acquired	38	—	22,958

Net assets (liabilities) acquired	99	—	(2,068)
Purchase price	442	—	25,848

Goodwill	$343	$—	$27,916

Goodwill by segment:
Executive recruitment	$—	$—	$27,916
Futurestep	343	—	—

Goodwill	$343	$—	$27,916

(1)	Certain employees who joined the Company through these acquisitions will be eligible to receive earn-out payments of up to $1.9 million over the next year, if certain financial metrics are achieved during that period. The Company does not expect that these financial metrics will be achieved and have not recorded an accrual as of the year ended April 30, 2012. Any amount of the earn-out that is achieved will be recorded when the earn-out is earned. The Company accrued an additional $3.0 million and $2.8 million in fiscal 2011 and 2010, respectively, related to acquisitions occurring in previous years, all of which was paid in fiscal 2011.

(2)	On March 1, 2012, the Company purchased Avature USA Recruiting Business and Avature Argentina Recruiting Business. Avature USA Recruiting Business and Avature Argentina Recruiting Business are engaged in providing back-office functions including, database candidate searching, data processing, filling forms, call-center activities, and other administrative functions. As a result of these acquisitions, the Company obtained the rights to certain client contracts from Avature USA, license agreements to use the Customer Relationship Management software, employees of Avature Argentina engaged in the recruiting business and the office lease and equipment in Argentina used in the recruiting business. Actual results of operations of Avature USA Recruiting Business and Avature Argentina Recruiting Business are included in the Company’s consolidated financial statements from March 1, 2012, the effective date of the acquisition.

(3)	On June 11, 2009, the Company acquired all of the outstanding share capital of WHM, to provide the Company with a larger executive recruitment presence in EMEA. WHM is engaged in providing executive recruitment and other related recruiting services in the United Kingdom and France. Actual results of operations of WHM are included in the Company’s consolidated financial statements from June 11, 2009, the effective date of the acquisition.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

13.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Recruitment
	North America	EMEA	Asia Pacific	Subtotal	Futurestep	Consolidated
	(in thousands)
Balance as of April 30, 2010	$88,612	$50,389	$972	$139,973	$32,300	$172,273
Additions	3,000	—	—	3,000	—	3,000
Exchange rate fluctuations	1,958	3,519	—	5,477	3,202	8,679

Balance as of April 30, 2011	93,570	53,908	972	148,450	35,502	183,952
Additions	—	—	—	—	343	343
Deletion(1)	(586)	—	—	(586)	—	(586)
Exchange rate fluctuations	(1,125)	(3,244)	—	(4,369)	(3,002)	(7,371)

Balance as of April 30, 2012	$91,859	$50,664	$972	$143,495	$32,843	$176,338

(1)	During fiscal 2012, the Company sold a majority interest in a previously consolidated subsidiary, requiring the Company to deconsolidate the subsidiary and reduce goodwill by $0.6 million

Intangible assets include the following:

	Weighted-Average Amortization Period	April 30,
		2012	2011
		(in thousands)
Amortized intangible assets:
Intellectual property	24 years	$11,400	$11,400
Customer lists	7 years	6,399	6,399
Proprietary databases	10 years	4,256	3,931
Trademarks(1)	5 years	1,186	1,186
Non-compete agreements	5 years	510	510

Total amortized intangible assets	16 years	23,751	23,426
Accumulated amortization		(7,128)	(4,937)

		16,623	18,489
Unamortized intangible assets:
Trademarks		3,800	3,800
Exchange rate fluctuations		(10)	—

Intangible assets		$20,413	$22,289

(1)	During fiscal 2011, the Company wrote-off a trademark no longer in use with a net book value of $0.9 million, which is included as a component of general and administrative expenses in the accompanying consolidated statements of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

Amortization expense for amortized intangible assets was $2.2 million, $2.4 million and $1.7 million during fiscal 2012, 2011 and 2010, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2013	$2,183
2014	2,119
2015	1,855
2016	1,594
2017	980
Thereafter	7,892

$16,623

All amortizable intangible assets will be fully amortized by the end of fiscal 2031.

14.	Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2012, 2011 and 2010 amounted to $35.5 million, $32.4 million and $32.8 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2013	$38,588
2014	34,609
2015	29,695
2016	21,619
2017	15,951
Thereafter	66,912

$207,374

Letters of Credit

The Company has an aggregate $10 million sub-limit for standby letters of credit in conjunction with the Facility. As of April 30, 2012 and 2011, the Company has outstanding standby letters of credit of $2.9 million in connection with office leases.

Employment Agreements

As of April 30, 2012, the Company has employment agreements with certain of its executive officers, that provide certain benefits if these executives are terminated or resign under certain limited circumstances. The

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2012

maximum amount payable under these agreements, in aggregate, is $6.1 million in the absence of a change of control and $9.0 million following a change of control and terminations or resignations which occur within 12 months from the change of control. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

15.	Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statement of income data for the quarters in fiscal 2012 and 2011. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2012				Fiscal 2011
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$198,087	$185,951	$200,136	$206,331	$197,298	$186,489	$185,350	$175,112
Operating income	$15,352	$16,165	$25,407	$25,942	$26,246	$20,492	$19,775	$19,272
Net income	$12,028	$11,717	$15,147	$15,411	$20,339	$13,975	$13,656	$10,904
Net income per share:
Basic	$0.26	$0.25	$0.33	$0.34	$0.45	$0.31	$0.30	$0.24
Diluted	$0.25	$0.25	$0.32	$0.33	$0.43	$0.30	$0.30	$0.24

16.	Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $13.5 million and $11.3 million as of April 30, 2012 and 2011, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

April 30, 2012

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Other Accounts(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2012	$9,977	$5,732	$(220)	$(6,052)	$9,437
Year Ended April 30, 2011	$5,983	$7,650	$413	$(4,069)	$9,977
Year Ended April 30, 2010	$11,197	$3,340	$(50)	$(8,504)	$5,983
Deferred tax asset valuation allowance:
Year Ended April 30, 2012	$26,168	$443	$—	$(1,522)	$25,089
Year Ended April 30, 2011	$21,037	$15,689	$—	$(10,558)	$26,168
Year Ended April 30, 2010	$15,097	$5,940	$—	$—	$21,037

(1)	Exchange rate fluctuations.

(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.