Form 10-Q
period 2012-07-31
KORN FERRY INTERNATIONAL
filed 2012-09-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares outstanding of our common stock as of September 4, 2012 was 48,487,573 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2012	April 30, 2012
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$196,372	$282,005
Marketable securities	31,021	40,936
Receivables due from clients, net of allowance for doubtful accounts of $9,599 and $9,437, respectively	137,358	126,579
Income taxes and other receivables	11,667	11,902
Deferred income taxes	7,299	10,830
Prepaid expenses and other assets	29,729	27,815

Total current assets	413,446	500,067

Marketable securities, non-current	105,526	94,798
Property and equipment, net	48,988	49,808
Cash surrender value of company owned life insurance policies, net of loans	78,942	77,848
Deferred income taxes, net	53,969	57,290
Goodwill, net	171,538	176,338
Intangible assets, net	19,836	20,413
Investments and other assets	38,729	38,127

Total assets	$930,974	$1,014,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,230	$14,667
Income taxes payable	4,631	8,720
Compensation and benefits payable	79,387	160,810
Other accrued liabilities	38,440	37,527

Total current liabilities	137,688	221,724

Deferred compensation and other retirement plans	141,892	142,577
Other liabilities	20,437	20,912

Total liabilities	300,017	385,213

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 60,790 and 59,975 shares issued and 48,430 and 47,913 shares outstanding, respectively	420,891	419,998
Retained earnings	213,215	202,797
Accumulated other comprehensive (loss) income, net	(2,641)	7,191

Stockholders’ equity	631,465	629,986
Less: notes receivable from stockholders	(508)	(510)

Total stockholders’ equity	630,957	629,476

Total liabilities and stockholders’ equity	$930,974	$1,014,689

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2012	2011
	(in thousands, except per share data)
Fee revenue	$186,694	$206,331
Reimbursed out-of-pocket engagement expenses	9,329	8,259

Total revenue	196,023	214,590

Compensation and benefits	128,036	137,371
General and administrative expenses	33,443	34,773
Engagement expenses	13,793	13,135
Depreciation and amortization	3,742	3,369

Total operating expenses	179,014	188,648

Operating income	17,009	25,942
Other loss, net	(1,017)	(2,022)
Interest expense, net	(599)	(581)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	15,393	23,339
Income tax provision	5,605	8,435
Equity in earnings of unconsolidated subsidiaries, net	630	507

Net income	$10,418	$15,411

Earnings per common share:
Basic	$0.22	$0.34

Diluted	$0.22	$0.33

Weighted-average common shares outstanding:
Basic	46,810	45,969

Diluted	47,655	47,299

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Net income	$10,418	$15,411

Other comprehensive income:
Foreign currency translation adjustments	(9,859)	(827)
Unrealized gains on marketable securities, net of taxes	27	53

Comprehensive income	$586	$14,637

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$10,418	$15,411
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,742	3,369
Stock-based compensation expense	3,196	3,170
Provision for doubtful accounts	1,387	1,957
Gain on cash surrender value of life insurance policies	(671)	(905)
Loss on marketable securities classified as trading	831	1,625
Deferred income taxes	6,852	1,374
Change in other assets and liabilities:
Deferred compensation	(6,138)	(1,669)
Receivables due from clients	(12,166)	(25,348)
Income tax and other receivables	235	391
Prepaid expenses and other assets	(1,914)	(2,825)
Investment in unconsolidated subsidiaries	(630)	(507)
Income taxes payable	(4,108)	(270)
Accounts payable and accrued liabilities	(74,494)	(75,901)
Other	(1,070)	(2,855)

Net cash used in operating activities	(74,530)	(82,983)

Cash flows from investing activities:
Purchase of property and equipment	(3,011)	(5,207)
Purchase of marketable securities	(21,055)	(22,528)
Proceeds from sales/maturities of marketable securities	19,441	18,879
Premiums on life insurance policies	(423)	(417)
Dividends received from unconsolidated subsidiaries	418	140

Net cash used in investing activities	(4,630)	(9,133)

Cash flows from financing activities:
Borrowings under life insurance policies	—	359
Purchase of common stock	(2,499)	(4,014)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	173	3,109
Tax benefit from exercise of stock options	(1)	1,650

Net cash (used in) provided by financing activities	(2,327)	1,104

Effect of exchange rate changes on cash and cash equivalents	(4,146)	1,093

Net decrease in cash and cash equivalents	(85,633)	(89,919)
Cash and cash equivalents at beginning of period	282,005	246,856

Cash and cash equivalents at end of period	$196,372	$156,937

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive recruitment on a retained basis, recruitment process outsourcing and leadership & talent consulting services. The Company’s worldwide network of 76 offices in 35 countries enables it to meet the needs of its clients in all industries on a global basis.

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2012 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the accompanying condensed consolidated financial statements conforms with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

As previously announced, beginning in the first quarter of fiscal 2013, the Company disaggregated its previous reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and Leadership & Talent Consulting. The Company now operates in three global business segments, as described in more detail in Note 7 – Business Segments.

The consolidated financial statements included in this report, with the exception of the new business segment, Leadership & Talent Consulting segment, have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “Annual Report”) and should be read together with the Annual Report.

The Company has revised comparative segment information that was contained in the Company’s Quarterly Report on Form 10-Q for the three months ended July 31, 2011, to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and has no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

Information included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 remains unchanged. This adjusted segment information does not modify or update the disclosures therein in any way, nor does it reflect any subsequent information or events, other than as required to reflect the change in segments as described above.

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

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, deferred compensation, annual performance related bonus, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and middle-management recruitment are generally one-third of the estimated first year cash compensation of the placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue as it bills clients in three monthly installments commencing the month of client acceptance as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to middle-management recruitment, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates. If updated estimated total costs indicate a loss, we recognize that estimated loss in the period it is determined. Leadership & Talent Consulting revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. Products mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for their products when the product has been sold.

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

Restricted Cash

The Company had $10.0 million of restricted cash at July 31, 2012 and April 30, 2012, related to its existing credit facility, which is included in investments and other assets in the accompanying consolidated balance sheets.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

Trading securities consist of the Company’s investments which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 – Marketable Securities). The changes in fair values on trading securities are recorded in the accompanying consolidated statements of income in other loss, net. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest expense, net.

Available-for-sale securities consist of corporate bonds, commercial paper and U.S. Treasury and agency securities. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of income in other loss, net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a sustained period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended July 31, 2012 and 2011, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceed the purchase price consideration a bargain purchase gain is recorded. Adjustments to fair value assessments are recorded to goodwill over the measurement period (generally not longer than twelve months). Purchased intangible assets with finite lives are amortized over their estimated useful lives. The acquisition method also requires that acquisition-related transaction and restructuring costs be charged to expense as committed, and changes the recognition and measurement criteria for certain assets and liabilities including those arising from contingencies, contingent consideration and bargain purchases for acquisitions.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2012, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indicators of impairment as of April 30, 2012 and July 31, 2012.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives which range from three to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2012 and April 30, 2012, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the performance related bonuses paid to consultants. The portion of the expense applicable to salaries is comprised of wages and salaries earned by employees during a reporting period. The portion of the expenses applicable to performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, which is communicated and paid following the completion of the year. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue for Leadership & Talent Consulting and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Management takes these factors into consideration, and any changes in the estimate, are reported in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimates historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $26.6 million and $32.7 million for the three months ended July 31, 2012 and 2011, respectively, which was reduced by a change in the applicable previous years’ estimate recorded in the three months ended July 31, 2012 and 2011 of $0.2 million and $1.2 million, respectively. This resulted in net bonus expense of $26.4 million and $31.5 million, in the three months ended July 31, 2012 and 2011, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including reclassifications related to the Company’s new reporting segment structure.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income in the financial statements. The new guidance eliminates the option to present other comprehensive income and its components as part of the statement of changes in stockholders’ equity. Instead, it will require the Company to present either, a continuous statement of net income and other comprehensive income, or in two separate but consecutive statements. The new guidance was effective for the Company beginning May 1, 2012. The Company now presents the components of comprehensive income as a separate, consecutive statement. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite –lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. We are currently evaluating the guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three months ended July 31, 2012 and 2011, SARs and options to purchase 0.8 million shares and 0.1 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended July 31,
	2012	2011
	(in thousands, except per share data)
Net earnings attributable to common stockholders:	$10,418	$15,411

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	46,810	45,969
Effect of dilutive securities:
Restricted stock	661	844
Stock options	184	483
ESPP	—	3

Diluted weighted-average number of common shares outstanding	47,655	47,299

Net earnings per common share:
Basic earnings per share	$0.22	$0.34

Diluted earnings per share	$0.22	$0.33

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income.

The components of accumulated other comprehensive income were as follows:

	July 31, 2012	April 30, 2012
	(in thousands)
Foreign currency translation adjustments	$12,954	$22,813
Defined benefit pension adjustments, net of taxes	(15,658)	(15,658)
Unrealized gains on marketable securities, net of taxes	63	36

Accumulated other comprehensive (loss) income	$(2,641)	$7,191

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Restricted stock	$2,986	$2,784
Stock options and SARs	210	258
ESPP	—	128

Total stock-based compensation expense, pre-tax	3,196	3,170
Tax benefit from stock-based compensation expense	(1,164)	(1,146)

Total stock-based compensation expense, net of tax	$2,032	$2,024

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

The weighted-average assumptions used to estimate the fair value of each employee stock option and SARs for the three months ended July 31, 2011 were 47.07% expected volatility, 1.47% risk-free interest rate, 5.0 years expected option life, and 0.00% dividend yield. There were no grants of stock options in the three months ended July 31, 2012.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plans

The Company maintains a stock incentive plan known as the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan, (the “2008 Plan”). The 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, SARs, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof. The maximum number of shares of common stock that may be issued under the 2008 Plan is 3,980,000 shares, subject to adjustment for certain

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

changes in the Company’s capital structure and other extraordinary events. As of July 31, 2012, the maximum number of shares of common stock available for issuance under the 2008 Plan is 393,103 shares. Under the 2008 Plan, the ability to issue full-value awards (as a stock option or stock appreciation right) is limited by requiring full-value stock awards to count 1.5 times as much as stock options and stock appreciation rights.

Stock Options

Stock options transactions under the Company’s 2008 Plan were as follows:

	Three Months Ended July 31, 2012
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2012	1,492	$14.00
Exercised	(24)	$7.95
Forfeited/expired.	(35)	$18.65

Outstanding, July 31, 2012	1,433	$14.02	2.89	$2,489

Exercisable, July 31, 2012	1,164	$14.08	2.50	$2,179

As of July 31, 2012, there was $1.4 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 1.0 year. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended July 31,
	2012	2011
	(in thousands, except per share data)
Weighted-average fair value per share of stock options granted	$—	$9.61
Total fair value of stock options vested	$829	$816
Total intrinsic value of stock options exercised	$160	$848

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

Restricted stock activity during the three months ended July 31, 2012, is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2012	1,781	$9.85
Granted	798	$13.41
Vested	(669)	$4.46
Forfeited/expired	(7)	$16.36

Non-vested, July 31, 2012	1,903	$13.21

As of July 31, 2012, there was $25.1 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three months ended July 31, 2012 and 2011, shares of restricted stock of 177,126 and 176,658 totaling $2.5 million and $4.0 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. During the three months ended July 31, 2011, employees purchased 76,909 shares at $18.69 per share. The ESPP was temporarily suspended during the second half of fiscal 2012. At July 31, 2012, the ESPP had approximately 1.6 million shares available for future issuance.

Common Stock

During the three months ended July 31, 2012 and 2011, the Company issued 24,281 shares and 113,686 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.2 million and $1.7 million, respectively.

No shares were repurchased during the three months ended July 31, 2012 and 2011, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Marketable Securities

As of July 31, 2012, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$91,145	$—	$91,145
Corporate bonds	—	38,400	38,400
Commercial paper	—	3,997	3,997
U.S. Treasury and agency securities	—	3,005	3,005

Total	91,145	45,402	136,547
Less: current portion of marketable securities	(4,198)	(26,823)	(31,021)

Non-current marketable securities	$86,947	$18,579	$105,526

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

As of April 30, 2012, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$82,176	$—	$82,176
Corporate bonds	—	44,563	44,563
Commercial paper	—	5,989	5,989
U.S. Treasury and agency securities	—	3,006	3,006

Total	82,176	53,558	135,734
Less: current portion of marketable securities	(7,613)	(33,323)	(40,936)

Non-current marketable securities	$74,563	$20,235	$94,798

(1)	These investments are held in trust for settlement of the Company’s obligations of $91.6 million and $82.6 million as of July 31, 2012 and April 30, 2012, respectively, under the Executive Capital Accumulation Plan (“ECAP”) (see Note 6 — Deferred Compensation and Retirement Plans). The fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) decreased by $0.8 million and $1.6 million during the three months ended July 31, 2012 and 2011, respectively, recorded in other loss, net on the consolidated statements of income. The remaining activity is comprised primarily of Company and employee contributions made of $17.5 million and $1.3 million, respectively, offset by distributions of $9.0 million for the three months ended July 31, 2012.

(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.

(3)	The Company’s financial assets measured at fair value on a recurring basis include, trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of July 31, 2012 and April 30, 2012, the Company had cash equivalents of $55.1 million and $60.5 million, respectively, and restricted cash in both periods of $10.1 million classified as Level 1.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	July 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$38,293	$108	$(1)	$38,400
Commercial paper	3,997	—	—	3,997
U.S. Treasury and agency securities	3,005	—	—	3,005

Total	$45,295	$108	$(1)	$45,402

	April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$44,498	$81	$(16)	$44,563
Commercial paper	5,993	1	(5)	5,989
U.S. Treasury and agency securities	3,006	—	—	3,006

Total	$53,497	$82	$(21)	$53,558

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2012 and April 30, 2012, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of July 31, 2012 and April 30, 2012, marketable securities classified as available-for-sale consist of corporate bonds, commercial paper and U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of July 31, 2012, available for sale marketable securities have remaining maturities ranging from one month to 3.0 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company mirrors these elections. As of July 31, 2012 and April 30, 2012, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of July 31, 2012 and April 30, 2012, the Company’s marketable securities classified as trading were $91.1 million (net of gross unrealized gains of $2.4 million and gross unrealized losses of $0.7 million) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2012	2011
	(in thousands)
Interest cost	$756	$884
Amortization of actuarial loss	594	355

Net periodic benefit costs	$1,350	$1,239

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $152.2 million and $151.1 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of July 31, 2012 and April 30, 2011, respectively. The market value of the underlying COLI investments increased by $0.7 million and $0.9 million during the three months ended July 31, 2012 and 2011, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended July 31, 2012 and 2011, of $17.5 million and $12.3 million, respectively. The Company expects to contribute an additional $2.0 million in the remainder of fiscal 2013. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2012 and 2011, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $1.0 million and $1.3 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2012

7. Business Segments

In the first quarter of fiscal 2013, the Company changed the composition of its global business segments. Given the importance to the Company’s strategy and development of financial and operational metrics for the Leadership & Talent Consulting business services the Company’s chief operating decision maker has begun to regularly make resource allocation decisions and assess performance separately for Executive Recruitment and Leadership & Talent Consulting. Therefore, under the new reporting format Executive Recruitment and Leadership & Talent Consulting are reported separately. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Operating results for first quarter of fiscal 2012 have been revised to conform to the new segment reporting. The Company also revised the presentation for expenses that are not directly associated with Futurestep resulting in an increase in Futurestep’s operating income of $0.5 million offset by a decrease in Executive Recruitment operating income in the first quarter of fiscal 2012.

The Company currently operates in three global business segments: Executive Recruitment, Leadership & Talent Consulting and Futurestep. The Executive Recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries. Leadership & Talent Consulting provides a comprehensive blend of leadership and talent management solutions that assist clients with their ongoing assessment, organizational and leadership development efforts and provides other related recruiting services. These solutions address five fundamental needs, board effectiveness, CEO & top team effectiveness, leadership development & enterprise learning, organization transformation and integrated talent management. Futurestep creates customized and flexible recruitment solutions to meet specific workforce needs of organizations around the world. Their portfolio of services includes recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The Executive Recruitment business segment is managed by geographic regional leaders. Leadership & Talent Consulting’s and Futurestep’s worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders, the Chief Executive Officers of Leadership & Talent Consulting and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2012
	Executive Recruitment					Leadership and Talent Consulting
	North America	EMEA	Asia Pacific	South America	Subtotal		Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$72,106	$29,823	$17,383	$8,134	$127,446	$28,392	$30,856	$—	$186,694
Total revenue	$76,227	$30,870	$17,873	$8,251	$133,221	$29,844	$32,958	$—	$196,023
Operating income (loss)	$18,074	$1,788	$498	$2,089	$22,449	$4,262	$3,182	$(12,884)	$17,009

	Three Months Ended July 31, 2011
	Executive Recruitment					Leadership and Talent Consulting
	North America	EMEA	Asia Pacific	South America	Subtotal		Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$79,924	$38,831	$22,496	$8,241	$149,492	$26,641	$30,198	$—	$206,331
Total revenue	$84,125	$40,006	$22,963	$8,429	$155,523	$27,397	$31,670	$—	$214,590
Operating income (loss)	$21,525	$5,004	$3,871	$2,670	$33,070	$1,967	$2,856	$(11,951)	$25,942

8. Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $15.3 million and $13.5 million as of July 31, 2012 and April 30, 2012, respectively.

9. Subsequent Event — Acquisition

On September 1, 2012, the Company acquired all outstanding membership interests of Global Novations, LLC, a leading provider of diversity & inclusion and leadership development solutions, for $35 million in cash, with an additional amount of

$5 million dependent on future performance of Global Novations, LLC, subsequent to the acquisition date. Global Novations, LLC will be reported in our Leadership & Talent Consulting segment. Global Novations, LLC has more than 150 offerings designed to develop leaders, enable high-performing cultures and deliver business outcomes for its clients. Key diversity and inclusion and leadership offerings include consulting, training and education and e-learning. Global Novations, LLC has more than 30 years of experience and has served clients in more than 40 countries, including more than half of the Fortune 100.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, engage, develop and retain their talent. We are the premier provider of executive recruitment, leadership & talent consulting and talent acquisition solutions with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, consulting and solutions services through Leadership & Talent Consulting and middle management recruiting and recruitment process out-sourcing (“RPO”) through Futurestep. Approximately 75% of the executive recruitment searches we performed in fiscal 2012 were for board level, chief executive and other senior executive and general management positions. Our 5,487 clients in fiscal 2012 included many of the world’s largest and most prestigious public and private companies, including approximately 48% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 79% of the executive recruitment assignments performed during fiscal 2012 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2013 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including Leadership & Talent Consulting and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual property investments as a means of delivering world-class service to our clients. During fiscal 2012, nearly 84% of our top 50 clients utilized at least two of our service lines. As a result of the uncertainties and challenges that continue to face the global economy and financial markets, the Company is in the process of aligning our cost structure with anticipated revenue levels in an effort to achieve our goal to sustain operational profitability.

As previously announced, beginning in the first quarter of fiscal 2012, the Company disaggregated its previously reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and Leadership & Talent Consulting. The Company now operates in three global business segments: Executive Recruitment, Leadership & Talent Consulting and Futurestep. See Note 7 – Business Segments to the notes to the financial statements included in this report for a more detailed discussion of the Company’s global business segments. Amounts reported for prior periods in this report have been reclassified to conform to the revised global business segments.

Fee revenue decreased $19.6 million, or 10%, in the three months ended July 31, 2012 to $186.7 million compared to $206.3 million in the three months ended July 31, 2011, with decreases in fee revenue in all regions of Executive Recruitment. During the three months ended July 31, 2012, we recorded consolidated operating income of $17.0 million with Executive Recruitment, Leadership & Talent Consulting and Futurestep segments contributing $22.4 million, $4.3 million and $3.2 million, respectively, offset by corporate expenses of $12.9 million. Operating income decreased $8.9 million in the three months ended July 31, 2012, from operating income of $25.9 million in the three months ended July 31, 2011.

Our cash, cash equivalents and marketable securities decreased $84.8 million, or 20%, to $332.9 million at July 31, 2012 compared to $417.7 million at April 30, 2012, mainly due to bonuses earned in fiscal 2012 and paid during the three months ended July 31, 2012, partially offset by cash provided by operating activities. As of July 31, 2012, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $89.4 million and a fair value of $91.1 million. Our obligations for which these assets were held in trust totaled $91.6 million as of July 31, 2012. Our working capital decreased by $2.5 million to $275.8 million in the three months ended July 31, 2012. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at July 31, 2012 or April 30, 2012. Under our credit facility, we are required to maintain $10.0 million on account with the lender, to provide collateral for the standby letters of credit and potential future borrowings. As of July 31, 2012 and April 30, 2012, we had $2.7 million and $2.9 million, respectively, of standby letters of credit issued under our credit facility.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended July 31,
	2012	2011
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	5.0	4.0

Total revenue	105.0	104.0
Compensation and benefits	68.6	66.6
General and administrative expenses	17.9	16.8
Engagement expenses	7.4	6.4
Depreciation and amortization	2.0	1.6

Operating income	9.1	12.6

Net income	5.6%	7.5%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2012		2011
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$72,106	38.6%	$79,924	38.8%
EMEA	29,823	16.0	38,831	18.8
Asia Pacific	17,383	9.3	22,496	10.9
South America.	8,134	4.4	8,241	4.0

Total executive recruitment	127,446	68.3	149,492	72.5
Leadership & Talent Consulting	28,392	15.2	26,641	12.9
Futurestep	30,856	16.5	30,198	14.6

Total fee revenue	186,694	100.0%	206,331	100.0%

Reimbursed out-of-pocket engagement expense	9,329		8,259

Total revenue	$196,023		$214,590

	Three Months Ended July 31,
	2012		2011
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive recruitment:
North America	$18,074	25.1%	$21,525	26.9%
EMEA	1,788	6.0	5,004	12.9
Asia Pacific	498	2.9	3,871	17.2
South America.	2,089	25.7	2,670	32.4

Total executive recruitment	22,449	17.6	33,070	22.1
Leadership & Talent Consulting	4,262	15.0	1,967	7.4
Futurestep	3,182	10.3	2,856	9.5
Corporate	(12,884)		(11,951)

Total operating income	$17,009	9.1%	$25,942	12.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Three Months Ended July 31, 2012 Compared to Three Months Ended July 31, 2011

Fee Revenue

Fee Revenue. Fee revenue decreased $19.6 million, or 10%, to $186.7 million in the three months ended July 31, 2012 compared to $206.3 million in the three months ended July 31, 2011. The decrease in fee revenue was attributable to a 7% decrease in the weighted-average fees billed per engagement during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011 and a 3% decrease in the number of engagements billed during the same period. Weighted-average fees billed is impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates unfavorably impacted fee revenues by $7.5 million in the three months ended July 31, 2012.

Executive Recruitment. Executive recruitment reported fee revenue of $127.4 million, a decrease of $22.0 million, or 15%, in the three months ended July 31, 2012 compared to $149.4 million in the three months ended July 31, 2011. As detailed below, executive recruitment fee revenue decreased in all regions in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The decrease in executive recruitment fee revenue was mainly due to a 14% decrease in the number of executive recruitment engagements billed in the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. Exchange rates unfavorably impacted fee revenues by $5.2 million in the three months ended July 31, 2012.

North America reported fee revenue of $72.1 million, a decrease of $7.8 million, or 10%, in the three months ended July 31, 2012 compared to $79.9 million in the three months ended July 31, 2011. North America’s decrease in fee revenue is primarily due to a 7% decrease in the number of engagements billed during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011, and a 3% decrease in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was primarily driven by decreases in fee revenue in the industrial, life sciences/healthcare and consumer goods sectors, partially offset by growth in education/non-profit sectors. Exchange rates unfavorably impacted North America fee revenue by $0.4 million in the three months ended July 31, 2012.

EMEA reported fee revenue of $29.8 million, a decrease of $9.0 million, or 23%, in the three months ended July 31, 2012 compared to $38.8 million in the three months ended July 31, 2011. EMEA’s decrease in fee revenue was primarily driven by a 19% decrease in the number of engagements billed and a 5% decrease in weighted-average fees billed per engagement in the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. Exchange rates unfavorably impacted EMEA’s fee revenue by $3.0 million in the three months ended July 31, 2012. The performance in existing offices in the United Kingdom, Germany and France were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. In terms of business sectors, industrial, financial services, life sciences/healthcare and technology experienced the largest decreases in fee revenue in the three months ended July 31, 2012 as compared to the three months ended July 31, 2011.

Asia Pacific reported fee revenue of $17.4 million, a decrease of $5.1 million, or 23%, in the three months ended July 31, 2012 compared to $22.5 million in the three months ended July 31, 2011 mainly due to a 30% decrease in the number of engagements billed, partially offset by a 10% increase in weighted-average fees billed per engagement in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The decrease in performance in Australia, Hong Kong and Japan were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The largest decrease in fee revenue was experienced in the industrial, consumer goods and financial services sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $0.7 million in the three months ended July 31, 2012.

South America reported fee revenue of $8.1 million, a decrease of $0.1 million, or 1%, in the three months ended July 31, 2012 compared to $8.2 million in the three months ended July 31, 2011. Exchange rates unfavorably impacted fee revenue for South America by $1.1 million in the three months ended July 31, 2012. The decrease in fee revenue was mainly due to a 13% decrease in the weighted-average fees billed offset by a 14% increase in the number of engagements billed in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue, offset by increases in fee revenue in Peru and Chile in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. Industrial, financial services and life sciences/healthcare were the main sectors contributing to the decrease in fee revenue in the three months ended July 31, 2012 compared to the three months ended July 31, 2011.

Leadership & Talent Consulting. Leadership & Talent Consulting serves as a bridge between a client’s business strategy and their talent strategy. Leadership & Talent Consulting combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development & enterprise learning. Leadership & Talent Consulting reported fee revenue of $28.4 million, an increase of $1.7 million, or 6%, in the three months ended July 31, 2012 compared to $26.7 million in the three months ended July 31, 2011. The improvement in fee revenue was driven by an increase in fee revenue productivity per consultant and broad based client demand as demonstrated by an increase in the number of consulting clients in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The increase in fee revenue consisted of an increase in fee revenue in EMEA of $1.3 million, or 30%, to $5.7 million and an increase in South America fee revenue of $0.4 million, to $1.0 million. Exchange rates unfavorably impacted fee revenue for Leadership & Talent Consulting by $0.8 million in the three months ended July 31, 2012.

Futurestep. Futurestep reported fee revenue of $30.9 million, an increase of $0.7 million, or 2%, in the three months ended July 31, 2012 compared to $30.2 million in the three months ended July 31, 2011. The increase in Futurestep’s fee revenue was due to an 11% increase in the number of engagements billed, offset by an 8% decrease in the weighted-average fees billed per engagement in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The increase in fee revenue was also positively impacted by an increase in level of activity for existing clients in the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. Improvement in Futurestep fee revenue is primarily driven by increases in recruitment process outsourcing and partially offset by a decrease in middle-management recruitment. Exchange rates unfavorably impacted fee revenue for Futurestep by $1.5 million in the three months ended July 31, 2012.

Compensation and Benefits

Compensation and benefits expense decreased $9.4 million, or 7%, to $128.0 million in the three months ended July 31, 2012 from $137.4 million in the three months ended July 31, 2011. The decrease in compensation and benefits expense was mainly due to a $5.1 million, or 16% decrease in performance related bonus expense to $26.4 million in the three months ended July 31, 2012 from $31.5 million in the three months ended July 31, 2011. The decrease in bonus expense was driven by a 10% decrease in fee revenue, which contributed to the decrease in the Company’s overall level of profitability as defined by pre-tax income before bonus expense in the three months ended July 31, 2012 compared to the three month ended July 31, 2011. Also contributing to the decline in compensation and benefit expense was a 2% decrease in salaries and related payroll taxes and a decline in the use of external contractors. Salaries and related payroll taxes declined due to a 2% decrease in the average executive recruitment headcount, which was offset by an increase in Futurestep average headcount to support an increase in fee revenue of $0.7 million which would have been $2.2 million without the unfavorable impact of foreign currency of $1.5 million. Exchange rates favorably impacted compensation and benefits expenses by $4.6 million during the three months ended July 31, 2012.

In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in a reduction of compensation expense of $1.0 million and $1.3 million in the three months ended July 31, 2012 and 2011, respectively. Offsetting these changes in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), of $0.8 million and $1.6 million in the three months ended July 31, 2012 and 2011, respectively, recorded in other loss, net on the consolidated statement of income.

Executive recruitment compensation and benefits expense decreased $10.3 million, or 11%, to $84.6 million in the three months ended July 31, 2012 compared to $94.9 million in the three months ended July 31, 2011, primarily due to a $4.1 million decrease in the performance related bonus expense driven by the Company’s decrease in fee revenue, which contributed to the decrease in the overall level of profitability as defined by pre-tax income before bonus expense. In addition, salaries and related payroll taxes decreased by $3.3 million and the expense arising from the use of outside contractors declined by $0.5 million during the three months ended July 31, 2012 compared to the three months ended July 31, 2011. Salaries and related payroll taxes declined due to the 7% decrease in average executive recruitment consultant headcount. Exchange rates favorably impacted compensation and benefits expense by $3.3 million during the three months ended July 31, 2012. Executive recruitment compensation and benefits expense increased as a percentage of fee revenue to 66% from 63% in the three months ended July 31, 2012 and 2011, respectively.

Leadership & Talent Consulting compensation and benefits expense decreased $0.3 million, or 2%, to $15.3 million in the three months ended July 31, 2012 from $15.6 million in the three months ended July 31, 2011. The decrease was primarily due a decrease in the performance related bonus expense of $0.3 million. Exchange rates favorably impacted compensation and benefits expense by $0.3 million during the three months ended July 31, 2012. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue decreased to 54% in the three months ended July 31, 2012 from 58% in the three months ended July 31, 2011.

Futurestep compensation and benefits expense increased $0.3 million, or 1%, to $21.5 million in the three months ended July 31, 2012 from $21.2 million in the three months ended July 31, 2011. The increase was primarily driven by an increase in salaries and related payroll taxes of $0.6 million due to an increase in average headcount in support of Futurestep’s increased business activities offset by a decrease in performance related bonus expense of $0.3 million. Exchange rates favorably impacted compensation and benefits expense by $1.0 million. Futurestep compensation and benefits expense as a percentage of fee revenue were 70% in both the three months ended July 31, 2012 and 2011.

Corporate compensation and benefits expense increased $0.9 million, or 16%, to $6.6 million in the three months ended July 31, 2012 from $5.7 million in the three months ended July 31, 2011 mainly due to a 10% increase in the average headcount contributed in part by transfers of individuals performing certain functions from Executive recruitment to Corporate functions. The increase of the cash surrender value (“CSV”) of company owned life insurance (“COLI”) reduced compensation and benefits expense by $0.7 million and $0.9 million in the three months ended July 31, 2012 and 2011, respectively. The smaller increase in the CSV of COLI contributed to an increase of $0.2 million in compensation and benefits expense in the three months ended July 31, 2012 compared to the three months ended July 31, 2011. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans.

General and Administrative Expenses

General and administrative expenses decreased $1.4 million, or 4%, to $33.4 million in the three months ended July 31, 2012 compared to $34.8 million in the three months ended July 31, 2011. The decrease is attributable to a decrease of $0.8 million in travel related expense and decrease of $0.6 million of bad debt expense. The decrease in travel related expenses was due to the ongoing cost control initiatives while the decrease in bad debt expense was due to a decline in historical bad debt trends. Exchange rates favorably impacted general and administrative expenses by $2.1 million in the three months ended July 31, 2012. General and administrative expenses as a percentage of fee revenue were 18% in the three months ended July 31, 2012 as compared to 17% in the three months ended July 31, 2011.

Executive recruitment general and administrative expenses decreased $1.0 million, or 5%, to $18.5 million in the three months ended July 31, 2012 from $19.5 million in the three months ended July 31, 2011. The decrease in general and administrative expenses was driven by a decrease of $0.6 million in premises and office expense and a decrease of $0.5 in bad debt expense. The decrease in premise expense was due to lower maintenance costs while the decrease in bad debt expense was due to a decline in historical bad debt trends. Exchange rates favorably impacted general and administrative expenses by $1.1 million. Executive recruitment general and administrative expenses as a percentage of fee revenue was 15% in the three months ended July 31, 2012 compared to 13% in the three months ended July 31, 2011.

Leadership & Talent Consulting general and administrative expenses was $4.4 million in the three months ended July 31, 2012 and 2011. While travel expenses decreased $0.4 million in the three months ended July 31, 2012 compared to the three months ended July 31, 2011, this decrease was offset by an increase of $0.3 million in premises and office expenses in the same period. The decrease is travel related expenses was due to the ongoing cost control initiatives while the increase in premise and office expense was due to the increase in Leadership & Talent Consulting’s business activity. Exchange rates favorably impacted general and administrative expenses by $0.5 million. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 15% in the three months ended July 31, 2012 compared to 16% in the three months ended July 31, 2011.

Futurestep general and administrative expenses decreased $0.4 million, or 7%, to $4.8 million in the three months ended July 31, 2012 compared to $5.2 million in the three months ended July 31, 2011, primarily due to a decrease of $0.4 million in travel related expense and a $0.2 million reduction in marketing expense, both due to cost control initiatives. Exchange rates favorably impacted general and administrative expenses by $0.5 million. Futurestep general and administrative expenses as a percentage of fee revenue was 16% in the three months ended July 31, 2012 compared to 17% in the three months ended July 31, 2011.

Corporate general and administrative expenses was $5.7 million in the three months ended July 31, 2012 and 2011. While gain on foreign exchange increased $0.6 million in the three months ended July 31, 2012 compared to the three months ended July 31, 2011, this increase was fully offset by an increase in legal and professional fees of $0.3 million and an increase in premise and office expense of $0.3 million.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $0.7 million, or 5%, to $13.8 million in the three months ended July 31, 2012 compared to $13.1 million in the three months ended July 31, 2011. Engagement expenses as a percentage of fee revenue was 7% and 6% during the three months ended July 31, 2012 and 2011, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $3.8 million and $3.4 million in the three months ended July 31, 2012 and 2011, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Operating Income

Operating income decreased $8.9 million, to $17.0 million in the three months ended July 31, 2012 compared to $25.9 million in the three months ended July 31, 2011. This decrease in operating income resulted from a $19.6 million decrease in fee revenue during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011, offset by a decrease of $9.4 million in compensation and benefits expense and $1.4 million in general and administrative expenses.

Executive recruitment operating income decreased $10.7 million, to $22.4 million in the three months ended July 31, 2012 compared to $33.1 million in the three months ended July 31, 2011. The decrease in executive recruitment operating income is attributable to a decrease of $22.0 million in fee revenue, offset by a decrease of $10.3 million in compensation and benefits expense and a decrease of $1.0 million in general and administrative expenses during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. Executive recruitment operating income during the three months ended July 31, 2012 as a percentage of fee revenue was 18% compared to 22% in the three months ended July 31, 2011.

Leadership & Talent Consulting operating income increased by $2.3 million, to $4.3 million in the three months ended July 31, 2012, as compared to $2.0 million in the three months ended July 31, 2011. The increase in Leadership & Talent Consulting operating income is primarily due to an increase of $1.7 million in fee revenue during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011 and a decrease of $0.3 million in compensation and benefits expense. Leadership & Talent Consulting operating income as a percentage of fee revenue was 15% in the three months ended July 31, 2012, compared to 7% in the three months ended July 31, 2011.

Futurestep operating income increased by $0.4 million, to $3.2 million in the three months ended July 31, 2012, as compared to $2.8 million in the three months ended July 31, 2011. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $0.7 million during the three months ended July 31, 2012, as compared to the three months ended July 31, 2011. Futurestep operating income as a percentage of fee revenue was 10% in the three months ended July 31, 2012, compared to 9% in the three months ended July 31, 2011.

Other Loss, Net

Other loss, net decreased by $1.0 million, to a loss of $1.0 million in the three months ended July 31, 2012 as compared to a loss of $2.0 million in the three months ended July 31, 2011. This decrease was primarily due to losses on marketable securities of $0.8 million and $1.6 million classified as trading in the three months ended July 31, 2012 and 2011, respectively. The decrease in other loss, net reflects a $0.8 million change in the decrease in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 of the consolidated financial statements) during the three months ended July 31, 2012 as compared to the three months ended July 31, 2011. Offsetting this decrease in other loss, net is a $0.3 million increase in certain deferred compensation retirement plan liabilities (see Note 6 of the consolidated financial statements) during the same period, which resulted in an increase of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.6 million in both the three months ended July 31, 2012 and July 31, 2011.

Income Tax Provision

The provision for income taxes was $5.6 million in the three months ended July 31, 2012 compared to $8.4 million in the three months ended July 31, 2011. The provision for income taxes in the three months ended July 31, 2012 and 2011 reflects a 36% effective tax rate.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiary, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in the third quarter of fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.6 million and $0.5 million in the three months ended July 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. The economic activity in those regions and industries showed improvement in fiscal 2012 and 2011 compared to fiscal 2010, but the pace of recovery slowed in the second half of 2012. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, it is likely that such changes would put negative pressure on demand for our services and affect our operating cash flows. In order to retain positive operating cash flows under such conditions, the company is in the process of aligning our cost structure with anticipated revenue levels. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions were to persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs.

Cash and cash equivalents and marketable securities were $332.9 million and $417.7 million as of July 31, 2012 and April 30, 2012, respectively. As of July 31, 2012 and April 31, 2012, we held $112.2 million and $130.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $2.4 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds, commercial paper and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of July 31, 2012 and April 30, 2012, our marketable securities of $136.5 million and $135.7 million, respectively, included $91.1 million (net of gross unrealized gains of $2.4 million and gross unrealized losses of $0.7 million) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $86.9 million and $74.6 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $91.6 million and $82.6 million as of July 31, 2012 and April 30, 2012, respectively. As of July 31, 2012, we had marketable securities classified as available-for-sale with a balance of $45.4 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net decrease in our working capital of $2.5 million as of July 31, 2012 compared to April 30, 2012 is primarily attributable to a decrease in cash and cash equivalents and marketable securities, partially offset by a decrease in compensation and benefits payable and an increase in accounts receivable. Cash and cash equivalents and compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2012 and paid during the three months ended July 31, 2012 and Company contributions made to the ECAP while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 64 days to 70 days from April 30, 2012 to July 31, 2012. The decrease in marketable securities is due to reinvesting in available-for-sale securities with larger maturities and lower expected ECAP payments in the next twelve months. Cash used in operating activities was $74.5 million in the three months ended July 31, 2012, a decrease of $8.5 million, from cash used in operating activities of $83.0 million in the three months ended July 31, 2011. The decrease in cash used in operating activities is primarily because fiscal 2012 bonuses paid in the three months ended July 31, 2012 were lower than fiscal 2011 bonuses paid during the three months ended July 31, 2011. The Company paid bonuses related to fiscal 2012 of $105.6 million in cash during the three months ended July 31, 2012, and expects to pay bonuses related to fiscal 2012 of $4.0 million in cash during the remainder of fiscal 2013.

Cash used in investing activities was $4.6 million in the three months ended July 31, 2012; a decrease of $4.5 million from cash used in investing activities of $9.1 million in the three months ended July 31, 2011. The decrease in cash used in investing activities is primarily attributable to a decrease in cash used to purchases property and equipment of $2.2 million, lower purchases of marketable securities of $1.5 million and higher net proceeds from sales/maturities of marketable securities of $0.6 million.

Cash used in financing activities was $2.3 million in the three months ended July 31, 2012, an increase of $3.4 million from cash provided by financing activities of $1.1 million in the three months ended July 31, 2011. Cash used in financing activities increased primarily due to a $2.9 million decrease in cash proceeds from the exercise of employee stock options and our employee stock purchase plan, a decrease of $1.6 million of tax benefit from the exercise of stock options and a $0.4 million decrease in the amount of borrowing under the life insurance policies, offset by a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $1.5 million. As of July 31, 2012, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of July 31, 2012 and April 30, 2012, we held contracts with gross CSV of $152.2 million and $151.1 million, respectively. Starting in second quarter of fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of July 31, 2012 and April 30, 2012. At July 31, 2012 and April 30, 2012, the net cash value of these policies was $78.9 million and $77.8 million, respectively.

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

As of July 31, 2012 and April 30, 2012, we had no borrowings under our Facility; however, we are required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. At July 31, 2012 and April 30, 2012, there was $2.7 million and $2.9 million, respectively, standby letters of credit issued under this Facility.

We are not aware of any other trends, demand or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, annual incentive compensation, deferred compensation, marketable securities and the carrying values of goodwill, intangible assets and deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2012.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2012 and 2011, we recognized foreign currency losses, on an after tax basis, of $0.1 million and $0.3 million, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain would have been $0.5 million, $0.8 million and $1.1 million, respectively, based on outstanding balances at July 31, 2012.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2012 and April 30, 2012, we had no outstanding borrowings under our Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of July 31, 2012 and April 30, 2012, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In our Form 10-K for the year ended April 30, 2012, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2012:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2012— May 31, 2012	—	—	—	$24.4 million
June 1, 2012— June 30, 2012	9,779	$12.89	—	$24.4 million
July 1, 2012— July 31, 2012	167,347	$14.19	—	$24.4 million

Total	177,126	$14.12	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: September 10, 2012

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Non-Employee Director Compensation

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.