Form 10-Q
period 2012-10-31
KORN FERRY INTERNATIONAL
filed 2012-12-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

The number of shares outstanding of our common stock as of December 5, 2012 was 48,599,139 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2012	April 30, 2012
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$192,916	$282,005
Marketable securities	30,242	40,936
Receivables due from clients, net of allowance for doubtful accounts of $9,623 and $9,437, respectively	153,544	126,579
Income taxes and other receivables	13,677	11,902
Deferred income taxes	8,557	10,830
Prepaid expenses and other assets	29,900	27,815

Total current assets	428,836	500,067

Marketable securities, non-current	108,692	94,798
Property and equipment, net	48,024	49,808
Cash surrender value of company owned life insurance policies, net of loans	80,464	77,848
Deferred income taxes, net	54,389	57,290
Goodwill, net	195,189	176,338
Intangible assets, net	31,169	20,413
Investments and other assets	37,112	38,127

Total assets	$983,875	$1,014,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$15,081	$14,667
Income taxes payable	5,118	8,720
Compensation and benefits payable	98,253	160,810
Other accrued liabilities	57,917	37,527

Total current liabilities	176,369	221,724

Deferred compensation and other retirement plans	144,495	142,577
Other liabilities	20,434	20,912

Total liabilities	341,298	385,213

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 60,934 and 59,975 shares issued and 48,590 and 47,913 shares outstanding, respectively	424,835	419,998
Retained earnings	214,411	202,797
Accumulated other comprehensive income, net	3,836	7,191

Stockholders’ equity	643,082	629,986
Less: notes receivable from stockholders	(505)	(510)

Total stockholders’ equity	642,577	629,476

Total liabilities and stockholders’ equity	$983,875	$1,014,689

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Fee revenue	$196,231	$200,136	$382,925	$406,467
Reimbursed out-of-pocket engagement expenses	8,568	9,852	17,897	18,111

Total revenue	204,799	209,988	400,822	424,578

Compensation and benefits	133,035	131,481	261,071	268,852
General and administrative expenses	33,317	34,189	66,760	68,962
Engagement expenses	15,886	15,436	29,679	28,571
Depreciation and amortization	4,297	3,475	8,039	6,844
Restructuring charges, net	15,495	—	15,495	—

Total operating expenses	202,030	184,581	381,044	373,229

Operating income	2,769	25,407	19,778	51,349
Other income (loss), net	1,529	(2,617)	512	(4,639)
Interest expense, net	(762)	(389)	(1,361)	(970)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	3,536	22,401	18,929	45,740
Income tax provision	2,684	7,726	8,289	16,161
Equity in earnings of unconsolidated subsidiaries, net	344	472	974	979

Net income	$1,196	$15,147	$11,614	$30,558

Earnings per common share:
Basic	$0.03	$0.33	$0.25	$0.66

Diluted	$0.03	$0.32	$0.24	$0.65

Weighted-average common shares outstanding:
Basic	47,269	46,499	47,040	46,234

Diluted	47,834	47,114	47,658	47,151

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income	$1,196	$15,147	$11,614	$30,558

Other comprehensive income:
Foreign currency translation adjustments	6,487	(6,167)	(3,372)	(6,994)
Unrealized (losses) gains on marketable securities, net of tax	(10)	(142)	17	(89)

Comprehensive income	$7,673	$8,838	$8,259	$23,475

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$11,614	$30,558
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,039	6,844
Stock-based compensation expense	6,269	6,597
Provision for doubtful accounts	3,145	3,969
Gain on cash surrender value of life insurance policies	(2,178)	(1,047)
(Gain) loss on marketable securities classified as trading	(1,129)	4,116
Change in fair value of acquisition-related contingent consideration	—	(2,196)
Deferred income taxes	5,174	1,531
Change in other assets and liabilities, net of effects of acquisition:
Deferred compensation	(3,112)	(3,212)
Receivables due from clients	(23,004)	(19,612)
Income tax and other receivables	(1,774)	(762)
Prepaid expenses and other assets	(1,697)	(2,045)
Investment in unconsolidated subsidiaries	(974)	(979)
Income taxes payable	(3,634)	2,145
Accounts payable and accrued liabilities	(40,996)	(61,951)
Other	924	824

Net cash used in operating activities	(43,333)	(35,220)

Cash flows from investing activities:
Purchase of property and equipment	(6,606)	(8,638)
Cash paid for acquisition, net of cash acquired	(34,437)	—
Purchase of marketable securities	(32,816)	(30,846)
Proceeds from sales/maturities of marketable securities	30,763	22,850
Payment of purchase price held back from previous acquisition	—	(800)
Premiums on life insurance policies	(438)	(435)
Dividends received from unconsolidated subsidiaries	418	140

Net cash used in investing activities	(43,116)	(17,729)

Cash flows from financing activities:
Borrowings under life insurance policies	—	362
Purchase of common stock	(2,643)	(4,098)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,019	3,131
Tax benefit from exercise of stock options	161	1,617

Net cash (used in) provided by financing activities	(1,463)	1,012

Effect of exchange rate changes on cash and cash equivalents	(1,177)	(2,750)

Net decrease in cash and cash equivalents	(89,089)	(54,687)
Cash and cash equivalents at beginning of period	282,005	246,856

Cash and cash equivalents at end of period	$192,916	$192,169

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2012

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

Basis of Consolidation and Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2012 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the accompanying consolidated financial statements conforms with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

As previously announced, beginning in the first quarter of fiscal 2013, the Company disaggregated its previous reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and Leadership & Talent Consulting. The Company now operates in three global business segments, as described in more detail in Note 8 – Business Segments.

The consolidated financial statements included in this report, with the exception of the new business segment, Leadership & Talent Consulting, have been prepared consistently with the accounting policies described in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 (the “Annual Report”) and should be read together with the Annual Report.

The Company has revised comparative segment information that was contained in the Company’s Quarterly Report on Form 10-Q for the three and six months ended October 31, 2011, to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and had no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

management judgment are revenue recognition, deferred compensation, annual performance related bonus, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and middle-management recruitment are generally one-third of the estimated first year cash compensation of the placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue over a three month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are billed upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to middle-management recruitment, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Leadership & Talent Consulting revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. Products mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for their products when the product has been sold.

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

Restricted Cash

The Company had $10.0 million of restricted cash at October 31, 2012 and April 30, 2012, related to its credit facility, which is included in investments and other assets in the accompanying consolidated balance sheets.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

Available-for-sale securities consist of corporate bonds, commercial paper and U.S. Treasury and agency securities. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of income in other income (loss), net. The determination of an other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a sustained period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and six months ended October 31, 2012 and 2011, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceed the purchase price consideration a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (generally not longer than twelve months). Purchased intangible assets with finite lives are amortized over their estimated useful lives. The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2012, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indicators of impairment as of April 30, 2012 and October 31, 2012.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives which range from three to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2012 and April 30, 2012, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimates historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $54.0 million and $60.9 million for the six months ended October 31, 2012 and 2011, respectively, which was reduced by a change in the applicable previous years’ estimate recorded in the first quarter of fiscal 2013 and 2012 of $0.2 million and $1.2 million, respectively. This resulted in net bonus expense of $53.8 million and $59.7 million, in the six months ended October 31, 2012 and 2011, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2012 and 2011, the performance related bonus expense was $27.4 million and $28.2 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimate was recorded in the three months ended October 31, 2012 or 2011.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the costs are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including reclassifications related to the Company’s new reporting segment structure.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income in the financial statements. The new guidance eliminates the option to present other comprehensive income and its components as part of the statement of changes in stockholders’ equity. Instead, it requires the Company to present either, a continuous statement of net income and other comprehensive income, or in two separate but consecutive statements. The new guidance was effective for the Company beginning May 1, 2012. The Company now presents the components of comprehensive income as a separate, consecutive statement. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite-lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. We are currently evaluating the guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three and six months ended October 31, 2012, options to purchase 0.6 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and six months ended October 31, 2011, options to purchase 0.7 million shares and 0.4 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)

Net earnings attributable to common stockholders	$1,196	$15,147	$11,614	$30,558

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	47,269	46,499	47,040	46,234
Effect of dilutive securities:
Restricted stock	397	392	442	573
Stock options	168	219	176	329
ESPP	—	4	—	15

Diluted weighted-average number of common shares outstanding	47,834	47,114	47,658	47,151

Net earnings per common share:
Basic earnings per share	$0.03	$0.33	$0.25	$0.66

Diluted earnings per share	$0.03	$0.32	$0.24	$0.65

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income.

The components of accumulated other comprehensive income were as follows:

	October 31, 2012	April 30, 2012
	(in thousands)
Foreign currency translation adjustments	$19,441	$22,813
Defined benefit pension adjustments, net of taxes	(15,658)	(15,658)
Unrealized gains on marketable securities, net of taxes	53	36

Accumulated other comprehensive income	$3,836	$7,191

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Restricted stock	$2,847	$3,137	$5,833	$5,921
Stock options	226	187	436	445
ESPP	—	103	—	231

Total stock-based compensation expense, pre-tax	3,073	3,427	6,269	6,597
Tax benefit from stock-based compensation expense	(1,581)	(1,182)	(2,745)	(2,328)

Total stock-based compensation expense, net of tax	$1,492	$2,245	$3,524	$4,269

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

The weighted-average assumptions used to estimate the fair value of each employee stock option for the six months ended October 31, 2011 were 47.07% expected volatility, 1.47% risk-free interest rate, 5.0 years expected option life, and 0.00% dividend yield. There were no grants of stock options in the three or six months ended October 31, 2012.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plans

At the Company’s 2012 Annual Meeting of Stockholders, held on September 27, 2012, the Company’s stockholders approved an amendment and restatement to the 2008 Plan known as the Korn/Ferry International Second Amended and Restated 2008 Stock Incentive Plan (the “Second A&R 2008 Plan”), which among other things, increased the current maximum number of shares that may be issued under the plan to 5,700,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Second A&R 2008 Plan provides for the grant of awards to eligible participants, designated as

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof. Under the Second A&R 2008 Plan, the ability to issue full-value awards (as a stock option or stock appreciation right) is limited by requiring full-value stock awards to count 1.91 times as much as stock options and stock appreciation rights.

Stock Options

Stock options transactions under the Company’s 2008 Plan, as amended to date, were as follows:

	Six Months Ended October 31, 2012
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2012	1,492	$14.00
Exercised	(136)	$8.20
Forfeited/expired	(74)	$16.82

Outstanding, October 31, 2012	1,282	$14.55	2.80	$1,927

Exercisable, October 31, 2012	1,027	$14.76	2.42	$1,598

As of October 31, 2012, there was $1.2 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 0.9 year. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$—	$—	$—	$9.61
Total fair value of stock options vested	$78	$78	$907	$894
Total intrinsic value of stock options exercised	$751	$11	$911	$859

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

Restricted stock activity during the six months ended October 31, 2012, is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2012	1,781	$9.85
Granted	841	$13.77
Vested	(728)	$8.02
Forfeited/expired	(17)	$17.03

Non-vested, October 31, 2012	1,877	$12.25

As of October 31, 2012, there was $23.0 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three and six months ended October 31, 2012, shares of restricted stock of 9,080 and 186,206 totaling $0.1 million and $2.6 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2011, 6,292 shares and 182,950 shares of restricted stock totaling $0.1 million and $4.1 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. During the six months ended October 31, 2011, employees purchased 76,909 shares at $18.69 per share. The ESPP was temporarily suspended during the second half of fiscal 2012. No shares were purchased in the six months ended October 31, 2012 or in the three months ended October 31, 2012 and 2011. At October 31, 2012, the ESPP had approximately 1.6 million shares available for future issuance.

Common Stock

During the three and six months ended October 31, 2012, the Company issued 111,230 shares and 135,511 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.8 million and $1.0 million, respectively. During the three and six months ended October 31, 2011, the Company issued 2,500 shares and 116,186 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.1 million and $1.7 million, respectively.

No shares were repurchased during the three and six months ended October 31, 2012 and 2011, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

5. Marketable Securities

As of October 31, 2012, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$93,852	$—	$93,852
Corporate bonds	—	41,079	41,079
U.S. Treasury and agency securities	—	2,004	2,004
Commercial paper	—	1,999	1,999

Total	93,852	45,082	138,934
Less: current portion of marketable securities	(4,474)	(25,768)	(30,242)

Non-current marketable securities	$89,378	$19,314	$108,692

As of April 30, 2012, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$82,176	$—	$82,176
Corporate bonds	—	44,563	44,563
Commercial paper	—	5,989	5,989
U.S. Treasury and agency securities	—	3,006	3,006

Total	82,176	53,558	135,734
Less: current portion of marketable securities	(7,613)	(33,323)	(40,936)

Non-current marketable securities	$74,563	$20,235	$94,798

(1)	These investments are held in trust for settlement of the Company’s obligations of $93.9 million and $82.6 million as of October 31, 2012 and April 30, 2012, respectively, under the Executive Capital Accumulation Plan (“ECAP”) (see Note 6 – Deferred Compensation and Retirement Plans). The fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) increased by $1.1 million and decreased by $4.1 million during the six months ended October 31, 2012 and 2011, respectively, recorded in other income (loss), net on the consolidated statements of income. The remaining activity is comprised primarily of Company and employee contributions made of $19.3 million and $1.7 million, respectively, offset by distributions of $10.4 million for the six months ended October 31, 2012.
(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.
(3)	The Company’s financial assets measured at fair value on a recurring basis include, trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of October 31, 2012 and April 30, 2012, the Company had cash equivalents of $74.1 million and $60.5 million, respectively, and restricted cash in both periods of $10.1 million classified as Level 1.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	October 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$40,989	$109	$(19)	$41,079
U.S. Treasury and agency securities	2,004	—	—	2,004
Commercial paper	1,999	—	—	1,999

Total	$44,992	$109	$(19)	$45,082

	April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$44,498	$81	$(16)	$44,563
Commercial paper	5,993	1	(5)	5,989
U.S. Treasury and agency securities	3,006	—	—	3,006

Total	$53,497	$82	$(21)	$53,558

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2012 and April 30, 2012, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of October 31, 2012 and April 30, 2012, marketable securities classified as available-for-sale consist of corporate bonds, commercial paper and U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of October 31, 2012, available for sale marketable securities have remaining maturities ranging from one month to 3.0 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company mirrors these elections. As of October 31, 2012 and April 30, 2012, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of October 31, 2012 and April 30, 2012, the Company’s marketable securities classified as trading were $93.9 million (net of gross unrealized gains of $3.3 million and gross unrealized losses of $0.2 million) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
	(in thousands)
Interest cost	$756	$884	$1,512	$1,768
Amortization of actuarial loss	594	355	1,188	710

Net periodic benefit costs	$1,350	$1,239	$2,700	$2,478

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $153.8 million and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

$151.1 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of October 31, 2012 and April 30, 2012, respectively. The market value of the underlying COLI investments increased by $1.5 million and $2.2 million during the three and six months ended October 31, 2012, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. During the three and six months ended October 31, 2011, the market value of the underlying COLI investments increased by $0.2 million and $1.1 million, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended October 31, 2012 and 2011, of $1.8 million and $3.0 million, respectively. The Company made contributions to the ECAP during the six months ended October 31, 2012 and 2011, of $19.3 million and $15.3 million, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2012, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.5 million and $0.5 million, respectively. During the three and six months ended October 31, 2011, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $2.3 million and $3.6 million, respectively.

7. Restructuring Charges, Net

During the three and six months ended October 31, 2012, the Company implemented a restructuring plan in order to align its cost structure to anticipated revenue levels. This resulted in restructuring charges of $15.5 million against operations in the three and six months ended October 31, 2012, of which $11.3 million relates to severance and $4.2 million relates to consolidation of premises.

Changes in the restructuring liability during the three months ended October 31, 2012 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2012	$37	$2,194	$2,231
Charge to expense	11,324	5,179	16,503
Reductions/recoveries (1)	(38)	(970)	(1,008)
Non-cash items	(100)	304	204
Reductions for cash payments, net of refund	(2,006)	492	(1,514)
Exchange rate fluctuations	21	64	85

Liability as of October 31, 2012	$9,238	$7,263	$16,501

Changes in the restructuring liability during the six months ended October 31, 2012 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2012	$38	$2,732	$2,770
Charge to expense	11,324	5,179	16,503
Reductions/recoveries (1)	(38)	(970)	(1,008)
Non-cash items	(100)	304	204
Reductions for cash payments, net of refund	(2,006)	82	(1,924)
Exchange rate fluctuations	20	(64)	(44)

Liability as of October 31, 2012	$9,238	$7,263	$16,501

(1)	During the three and six months ended October 31, 2012, the Company recovered $1.0 million from a legal settlement (related to premises) attributable to a previous restructuring action.

As of October 31, 2012 and April 30, 2012, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheet, except for $3.4 million and $1.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next 14 years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

The restructuring liability by segment is summarized below:

	October 31, 2012
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$2,208	$3,385	$5,593
Europe, Middle East and Africa (“EMEA”)	3,367	2,313	5,680
Asia Pacific	426	125	551

Total Executive Recruitment	6,001	5,823	11,824
Leadership and Talent Consulting	364	—	364
Futurestep	1,996	1,440	3,436
Corporate	877	—	877

Liability as of October 31, 2012	$9,238	$7,263	$16,501

	April 30, 2012
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$43	$43
EMEA	38	1,780	1,818

Total Executive Recruitment	38	1,823	1,861
Futurestep	—	909	909

Liability as of April 30, 2012	$38	$2,732	$2,770

8. Business Segments

In the first quarter of fiscal 2013, the Company changed the composition of its global business segments. Given the importance to the Company’s strategy and development of financial and operational metrics for the Leadership & Talent Consulting business services, the Company’s chief operating decision maker (“CODM”) began to regularly make resource allocation decisions and assess performance separately for Executive Recruitment and Leadership & Talent Consulting. Therefore, under the new reporting format Executive Recruitment and Leadership & Talent Consulting are reported separately. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Operating results for three and six month ended October 31, 2011 have been revised to conform to the new segment reporting. During the three and six months ended October 31, 2012, the Company also revised the presentation of expenses that are not directly associated with Futurestep resulting in an increase in Futurestep’s operating income of $0.6 million and $1.1 million, respectively, offset by a decrease in Executive Recruitment operating income.

The Company currently operates in three global business segments: Executive Recruitment, Leadership & Talent Consulting and Futurestep. The Executive Recruitment segment focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries. Leadership & Talent Consulting provides a comprehensive blend of leadership and talent management solutions that assist clients with their ongoing assessment of executives, organizational alignment and leadership development efforts and provides other services related to recruiting. These solutions address five fundamental needs, board effectiveness, CEO & top team effectiveness, leadership development & enterprise learning, organization transformation and integrated talent management. Futurestep creates customized and flexible recruitment solutions to meet specific workforce needs of organizations around the world. Their portfolio of services includes recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The Executive Recruitment business segment is managed by geographic regional leaders. Leadership & Talent Consulting’s and Futurestep’s worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders, the Chief Executive Officers of Leadership & Talent Consulting and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

The Company evaluates performance and allocates resources based on the CODM’s review of (1) fee revenue and (2) segment income (loss). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items are excluded from segment income (loss).

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2012
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	and Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$69,441	$33,142	$18,338	$6,827	$127,748	$38,452	$30,031	$—	$196,231
Segment income (loss)	$14,453	$3,823	$1,693	$1,217	$21,186	$6,929	$3,323	$(13,174)	$18,264
Restructuring charges, net	5,436	4,752	613	—	10,801	677	3,086	931	15,495

Operating income (loss)	$9,017	$(929)	$1,080	$1,217	$10,385	$6,252	$237	$(14,105)	$2,769

	Three Months Ended October 31, 2011
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	and Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$77,525	$35,408	$21,827	$7,707	$142,467	$29,085	$28,584	$—	$200,136
Segment income (loss)	$21,291	$5,028	$3,590	$2,215	$32,124	$4,227	$2,815	$(13,759)	$25,407

	Six Months Ended October 31, 2012
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	and Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$141,547	$62,965	$35,721	$14,961	$255,194	$66,844	$60,887	$—	$382,925
Segment income (loss)	$32,527	$5,611	$2,191	$3,306	$43,635	$11,191	$6,505	$(26,058)	$35,273
Restructuring charges, net	5,436	4,752	613	—	10,801	677	3,086	931	15,495

Operating income (loss)	$27,091	$859	$1,578	$3,306	$32,834	$10,514	$3,419	$(26,989)	$19,778

	Six Months Ended October 31, 2011
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	and Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$157,449	$74,239	$44,323	$15,948	$291,959	$55,726	$58,782	$—	$406,467
Segment income (loss)	$42,816	$10,032	$7,461	$4,885	$65,194	$6,194	$5,671	$(25,710)	$51,349

9. Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $20.1 million and $13.5 million as of October 31, 2012 and April 30, 2012, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2012

10. Acquisition

On September 1, 2012, the Company acquired all outstanding membership interests of Global Novations, LLC, a leading provider of diversity & inclusion and leadership development solutions, for $34.4 million in cash, net of cash acquired. Global Novations, LLC has more than 150 offerings designed to develop leaders, enable high-performing cultures and deliver business outcomes for its clients. Key diversity and inclusion and leadership offerings include consulting, training and education and e-learning. Global Novations, LLC has more than 30 years of experience and has served clients in more than 40 countries, including more than half of the Fortune 100.

Actual results of operations of Global Novations, LLC are included in the Company’s consolidated financial statements from September 1, 2012, the effective date of the acquisition, and include $5.2 million in fee revenue during the three and six months ended October 31, 2012. Global Novations, LLC is reported in our Leadership & Talent Consulting segment.

Following is a summary of the acquisition completed during the three months ended October 31, 2012:

October 31, 2012
(in thousands)
Assets acquired	$8,008
Intangibles acquired	12,200
Liabilities acquired	6,258

Net assets acquired	13,950
Purchase price	34,437

Goodwill	$20,487

Acquisition costs	$650

The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments to purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.

11. Subsequent Events

On December 5, 2012, the Company entered into a definitive agreement to acquire Minneapolis-based PDI Ninth House, a leading, globally-recognized provider of leadership assessment and development solutions, for $80 million in cash, subject to certain adjustments and up to $15 million in additional contingent consideration for the achievement of certain post-closing synergies, payable, if at all, in three installments in 2013 and 2014. The acquisition, which is expected to close by the end of the calendar year, is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2013 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including Leadership & Talent Consulting and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual property investments as a means of delivering world-class service to our clients. During fiscal 2012, nearly 84% of our top 50 clients utilized at least two of our service lines. As a result of the uncertainties and challenges that continue to face the global economy and financial markets, the Company implemented a restructuring plan in the second quarter of fiscal 2013 in order to align our cost structure with anticipated revenue levels in an effort to achieve our goal to sustain operational profitability.

As previously announced, beginning in the first quarter of fiscal 2012, the Company disaggregated its previously reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and Leadership & Talent Consulting. The Company now operates in three global business segments: Executive Recruitment, Leadership & Talent Consulting and Futurestep. See Note 8 – Business Segments to the notes to the financial statements included in this report for a more detailed discussion of the Company’s global business segments. Amounts reported for prior periods in this report have been reclassified to conform to the revised global business segments.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) segment income. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying financial statements, except that unusual or infrequent items are excluded from segment income.

Fee revenue decreased $4.0 million, or 2%, in the three months ended October 31, 2012 to $196.2 million compared to $200.2 million in the three months ended October 31, 2011, with decreases in fee revenue in all regions of Executive Recruitment, offset by an increase in fee revenue in Leadership & Talent Consulting and Futurestep. During the three months ended October 31, 2012, we recorded consolidated segment income of $18.3 million with Executive Recruitment, Leadership & Talent Consulting and Futurestep segments contributing $21.2 million, $6.9 million and $3.3 million, respectively, offset by corporate expenses of $13.1 million. Segment income decreased $7.1 million in the three months ended October 31, 2012, from segment income of $25.4 million in the three months ended October 31, 2011.

Our cash, cash equivalents and marketable securities decreased $85.9 million, or 21%, to $331.8 million at October 31, 2012 compared to $417.7 million at April 30, 2012, mainly due to bonuses earned in fiscal 2012 and paid during the first quarter of fiscal 2013 and the purchase price paid as a result of the acquisition of Global Novations, LLC during the second quarter of fiscal 2013, partially offset by cash provided by operating activities. As of October 31, 2012, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $90.8 million and a fair value of $93.9 million. Our obligations for which these assets were held in trust totaled $93.9 million as of October 31, 2012. Our working capital decreased by $25.8 million to $252.5 million in the six months ended October 31, 2012. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at October 31, 2012 or April 30, 2012. Under our credit facility, we are required to maintain $10.0 million on account with the lender, to provide collateral for the standby letters of credit and potential future borrowings. As of October 31, 2012 and April 30, 2012, we had $2.9 million of standby letters of credit issued under our credit facility.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2012	2011	2012	2011
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.4	4.9	4.7	4.5

Total revenue	104.4	104.9	104.7	104.5
Compensation and benefits	67.8	65.7	68.2	66.1
General and administrative expenses	17.0	17.1	17.4	17.0
Engagement expenses	8.1	7.7	7.8	7.1
Depreciation and amortization	2.2	1.7	2.1	1.7

Segment income	9.3	12.7	9.2	12.6
Restructuring charges, net	7.9	—	4.0	—

Operating income	1.4	12.7	5.2	12.6

Net income	0.6%	7.6%	3.0%	7.5%

The following tables summarize the results of our operations by business segment:

	Three Months Ended October 31,				Six Months Ended October 31,
	2012		2011		2012		2011
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$69,441	35.4%	$77,525	38.7%	$141,547	37.0%	$157,449	38.7%
EMEA	33,142	16.9	35,408	17.7	62,965	16.4	74,239	18.3
Asia Pacific	18,338	9.3	21,827	10.9	35,721	9.3	44,323	10.9
South America	6,827	3.5	7,707	3.9	14,961	3.9	15,948	3.9

Total executive recruitment	127,748	65.1	142,467	71.2	255,194	66.6	291,959	71.8
Leadership & Talent Consulting	38,452	19.6	29,085	14.5	66,844	17.5	55,726	13.7
Futurestep	30,031	15.3	28,584	14.3	60,887	15.9	58,782	14.5

Total fee revenue	196,231	100.0%	200,136	100.0%	382,925	100.0%	406,467	100.0%

Reimbursed out-of-pocket engagement expense	8,568		9,852		17,897		18,111

Total revenue	$204,799		$209,988		$400,822		$424,578

	Three Months Ended October 31,
	2012		2011		2012		2011
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
	Segment Income (Loss)				Operating Income (Loss)
Executive recruitment:
North America	$14,453	20.8%	$21,291	27.5%	$9,017	13.0%	$21,291	27.5%
EMEA	3,823	11.5	5,028	14.2	(929)	(2.8)	5,028	14.2
Asia Pacific	1,693	9.2	3,590	16.4	1,080	5.9	3,590	16.4
South America	1,217	17.8	2,215	28.7	1,217	17.8	2,215	28.7

Total executive recruitment	21,186	16.6	32,124	22.5	10,385	8.1	32,124	22.5
Leadership & Talent Consulting	6,929	18.0	4,227	14.5	6,252	16.3	4,227	14.5
Futurestep	3,323	11.1	2,815	9.8	237	0.8	2,815	9.8
Corporate	(13,174)	—	(13,759)	—	(14,105)	—	(13,759)	—

Totals	$18,264	9.3%	$25,407	12.7%	$2,769	1.4%	$25,407	12.7%

	Six Months Ended October 31,
	2012		2011		2012		2011
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
	Segment Income (Loss)				Operating Income (Loss)
Executive recruitment:
North America	$32,527	23.0%	$42,816	27.2%	$27,091	19.1%	$42,816	27.2%
EMEA	5,611	8.9	10,032	13.5	859	1.4	10,032	13.5
Asia Pacific	2,191	6.1	7,461	16.8	1,578	4.4	7,461	16.8
South America	3,306	22.1	4,885	30.6	3,306	22.1	4,885	30.6

Total executive recruitment	43,635	17.1	65,194	22.3	32,834	12.9	65,194	22.3
Leadership & Talent Consulting	11,191	16.7	6,194	11.1	10,514	15.7	6,194	11.1
Futurestep	6,505	10.7	5,671	9.6	3,419	5.6	5,671	9.6
Corporate	(26,058)	—	(25,710)	—	(26,989)	—	(25,710)	—

Totals	$35,273	9.2%	$51,349	12.6%	$19,778	5.2%	$51,349	12.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

Fee Revenue

Fee Revenue. Fee revenue decreased $4.0 million, or 2%, to $196.2 million in the three months ended October 31, 2012 compared to $200.2 million in the three months ended October 31, 2011. The decrease in fee revenue was attributable to a 7% decrease in the number of engagements billed during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011, offset by a 6% increase in the weighted-average fees billed per engagement during the same period. Excluding fee revenue from the acquisition of Global Novations, LLC on September 1, 2012, of approximately $5.2 million, fee revenue would have been $191.0 million, a decrease of $9.2 million, or 5% as compared to the three months ended October 31, 2011. Weighted-average fees billed is impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates unfavorably impacted fee revenues by $4.7 million in the three months ended October 31, 2012.

Executive Recruitment. Executive recruitment reported fee revenue of $127.8 million, a decrease of $14.8 million, or 10%, in the three months ended October 31, 2012 compared to $142.6 million in the three months ended October 31, 2011. As detailed below, executive recruitment fee revenue decreased in all regions in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The decrease in executive recruitment fee revenue was mainly due to a 10% decrease in the number of executive recruitment engagements billed in the three months ended October 31, 2012 as compared to the three months ended October 31, 2011 and due to a decline in the number of consultants and productivity per consultant driven by a decline in the overall market. Exchange rates unfavorably impacted fee revenues by $3.3 million in the three months ended October 31, 2012.

North America reported fee revenue of $69.4 million, a decrease of $8.2 million, or 11%, in the three months ended October 31, 2012 compared to $77.6 million in the three months ended October 31, 2011. North America’s decrease in fee revenue is primarily due to a 12% decrease in the number of engagements billed during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011, offset by a 2% increase in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was primarily driven by decreases in fee revenue in the financial services, industrial, life sciences/healthcare and consumer goods sectors, partially offset by growth in the technology sector. Exchange rates favorably impacted North America fee revenue by $0.1 million in the three months ended October 31, 2012.

EMEA reported fee revenue of $33.2 million, a decrease of $2.2 million, or 6%, in the three months ended October 31, 2012 compared to $35.4 million in the three months ended October 31, 2011. EMEA’s decrease in fee revenue was primarily driven by an 11% decrease in the number of engagements billed, offset by a 5% increase in weighted-average fees billed per engagement in the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. Exchange rates unfavorably impacted EMEA’s fee revenue by $2.3 million in the three months ended October 31, 2012. The performance in existing offices in Austria, Norway, Spain and Italy were the primary contributors to the decrease in fee revenue, offset by an increase in fee revenues in the United Kingdom in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. In terms of business sectors, life sciences/healthcare and industrial experienced the largest decreases in fee revenue, offset by increases in financial services and consumer goods sectors in the three months ended October 31, 2012 as compared to the three months ended October 31, 2011.

Asia Pacific reported fee revenue of $18.3 million, a decrease of $3.5 million, or 16%, in the three months ended October 31, 2012 compared to $21.8 million in the three months ended October 31, 2011. The decrease in fee revenue was mainly due to a 15% decrease in the number of engagements billed, and a 1% decrease in weighted-average fees billed per engagement in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The decrease in performance in Hong Kong, Australia, Japan and China were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The largest decrease in fee revenue was experienced in the industrial, financial services, and consumer goods sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $0.3 million in the three months ended October 31, 2012.

South America reported fee revenue of $6.9 million, a decrease of $0.9 million, or 12%, in the three months ended October 31, 2012 compared to $7.8 million in the three months ended October 31, 2011. Exchange rates unfavorably impacted fee revenue for South America by $0.8 million in the three months ended October 31, 2012. The decrease in fee revenue was mainly due to a decrease in the weighted-average fees billed offset by an increase in the number of engagements billed in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue, offset by increases in fee revenue in Peru in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Industrial and technology were the main sectors contributing to the decrease in fee revenue in the three months ended October 31, 2012 compared to the three months ended October 31, 2011, partially offset by an increase in consumer goods sector during the same period.

Leadership & Talent Consulting. Leadership & Talent Consulting serves as a bridge between a client’s business strategy and their talent strategy. Leadership & Talent Consulting combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development & enterprise learning. Leadership & Talent Consulting reported fee revenue of $38.4 million, an increase of $9.4 million, or 32%, in the three months ended October 31, 2012 compared to $29.0 million in the three months ended October 31, 2011. Excluding fee revenue of approximately $5.2 million, from the acquisition of Global Novations, LLC on September 1, 2012, fee revenue would have been $33.2 million, an increase of $4.2 million, or 14% as compared to the three months ended October 31, 2011. The improvement in fee revenue was driven by an increase in consulting fee revenue, driven by an increase in the number of consulting clients, in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Excluding fee revenue from the acquisition of Global Novations, LLC, the increase in fee revenue consisted of an increase in fee revenue in EMEA of $1.6 million, or 33%, to $6.5 million, an increase in South America fee revenue of $1.3 million, to $2.0 million and an increase in North America of $1.2 million, or 6%, to $21.2 million. Exchange rates unfavorably impacted fee revenue for Leadership & Talent Consulting by $0.6 million in the three months ended October 31, 2012.

Futurestep. Futurestep reported fee revenue of $30.0 million, an increase of $1.4 million, or 5%, in the three months ended October 31, 2012 compared to $28.6 million in the three months ended October 31, 2011. The increase in Futurestep’s fee revenue was due to a 4% increase in the number of engagements billed, and a 1% increase in the weighted-average fees billed per engagement in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The increase in fee revenue was also positively impacted by an increase in the level of activity for existing clients in the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and middle-management recruitment. Exchange rates unfavorably impacted fee revenue for Futurestep by $0.8 million in the three months ended October 31, 2012.

Compensation and Benefits

Compensation and benefits expense increased $1.6 million, or 1%, to $133.1 million in the three months ended October 31, 2012 from $131.5 million in the three months ended October 31, 2011. The increase in compensation and benefits expense was mainly due to the acquisition of Global Novations, LLC which contributed $3.2 million in compensation and benefits expense. Excluding Global Novations, LLC, salaries and payroll related taxes would have decreased by $2.5 million and performance related bonus expense declined by $0.8 million. Also contributing to the decrease in compensation and benefits expense was the increase in the cash surrender value of the company owned life insurance that reduced compensation and benefits expense by $1.3 million in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The remaining increase was primarily driven by an increase in the fair value of amounts owed under certain compensation plans. The decrease in salaries and related payroll taxes was due to a 4% decrease in the average executive recruitment consultant headcount, while the decrease in performance related bonus expense was driven by the 2% decrease in fee revenue and a decline in the Company’s overall level of profitability as defined by pre-tax income before bonus and restructuring expense in the three months ended October 31, 2012 compared to the three month ended October 31, 2011. Exchange rates favorably impacted compensation and benefits expenses by $3.7 million during the three months ended October 31, 2012.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $1.5 million in the three months ended October 31, 2012 compared to a reduction of $2.3 million in compensation and benefits expense in the three months ended October 31, 2011. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), of $1.9 million in the three months ended October 31, 2012 compared to $2.5 million decrease in the fair value of marketable securities classified as trading in the three months ended October 31, 2011, recorded in other income (loss), net on the consolidated statement of income.

Executive recruitment compensation and benefits expense decreased $2.3 million, or 3%, to $86.8 million in the three months ended October 31, 2012 compared to $89.1 million in the three months ended October 31, 2011, primarily due to a decrease of $2.5 million in salaries and related payroll taxes due to the 4% decrease in average executive recruitment consultant headcount. In addition, performance related bonus expense decreased by $2.3 million driven by the Company’s decrease in fee revenue and decline in consultant headcount, which contributed to the decrease in the overall level of profitability as defined by pre-tax income before bonus and restructuring expense. Offsetting the decreases in compensation and benefits expense were the changes in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase of compensation expense of $3.5 million in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. Executive recruitment compensation and benefits expense increased as a percentage of fee revenue to 68% from 63% in the three months ended October 31, 2012 and 2011, respectively.

Leadership & Talent Consulting compensation and benefits expense increased $4.6 million, or 30%, to $20.1 million in the three months ended October 31, 2012 from $15.5 million in the three months ended October 31, 2011. The increase was primarily due to the acquisition of Global Novations, LLC, that resulted in an increase in compensation and benefits expense of $3.2 million and an increase in the performance related bonus expense of $1.4 million which increased due to the increase in fee revenue, average headcount and profitability. Exchange rates favorably impacted compensation and benefits expense by $0.7 million during the three months ended October 31, 2012. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue decreased to 52% in the three months ended October 31, 2012 from 53% in the three months ended October 31, 2011.

Futurestep compensation and benefits expense increased $0.2 million, or 1%, to $20.6 million in the three months ended October 31, 2012 from $20.4 million in the three months ended October 31, 2011. The increase was primarily driven by an increase in the performance related bonus expense and salaries and related payroll taxes of $0.2 million in order to support the increase in fee revenues. Exchange rates favorably impacted compensation and benefits expense by $0.5 million. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 68% in the three months ended October 31, 2012 from 71% in the three months ended October 31, 2011.

Corporate compensation and benefits expense decreased $0.9 million, or 14%, to $5.6 million in the three months ended October 31, 2012 from $6.5 million in the three months ended October 31, 2011 mainly due to a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”), which reduced compensation and benefits expense by $1.5 million and $0.2 million in the three months ended October 31, 2012 and 2011, respectively. The larger increase in the CSV of COLI contributed to a decrease in the compensation and benefits expense in the three months ended October 31, 2012 compared to the three months ended October 31, 2011. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. Offsetting the decrease in compensation and benefits expense was an increase in salaries and payroll related taxes of $0.2 million due to a 11% increase in the average headcount contributed in part by transfers of individuals performing certain functions from Executive Recruitment to Corporate functions and the changes in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase of compensation expense of $0.3 million in the three months ended October 31, 2012 compared to the three months ended October 31, 2011.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 2%, to $33.4 million in the three months ended October 31, 2012 compared to $34.2 million in the three months ended October 31, 2011. The decrease is attributable to a decrease in professional service fees and business development of $2.6 million and $0.4 million, respectively, offset by a reduction in a contingent consideration relating to a prior acquisition of $2.2 million that was recorded in the three months ended October 31, 2011. Exchange rates favorably impacted general and administrative expenses by $1.0 million in the three months ended October 31, 2012. General and administrative expenses as a percentage of fee revenue were 17% in both the three months ended October 31, 2012 and 2011.

Executive recruitment general and administrative expenses decreased $1.8 million, or 9%, to $17.2 million in the three months ended October 31, 2012 from $19.0 million in the three months ended October 31, 2011. The decrease in general and administrative expenses was driven by a decline in bad debt expense, travel expenses and premise and office expenses of $0.6 million, $0.6 million and $0.3 million, respectively. The decrease in bad debt expense was due to a decline in historical bad debt trends while the decrease in travel related expenses was due to the ongoing cost control initiatives. The decrease in premise expense was due to lower maintenance cost. Exchange rates favorably impacted general and administrative expenses by $0.8 million. Executive recruitment general and administrative expenses as a percentage of fee revenue was 13% in both the three months ended October 31, 2012 and 2011.

Leadership & Talent Consulting general and administrative expenses increased $0.8 million, or 20%, to $4.8 million in the three months ended October 31, 2012 from $4.0 million in the three months ended October 31, 2011. The increase in general and administrative expenses was driven by an increase of $0.4 million in premises and office expense, $0.2 million increase in business development expense and an increase of $0.2 million of bad debt expense. The increase in premise and office expense was due primarily to the acquisition of Global Novations, LLC. Global Novations, LLC contributed $0.5 million to the increase in general and administrative expense. The increase in business development expense and bad debt expense were due to the increase in Leadership & Talent Consulting’s business activity. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 13% in the three months ended October 31, 2012 compared to 14% in the three months ended October 31, 2011.

Futurestep general and administrative expenses increased $0.1 million, or 2%, to $4.6 million in the three months ended October 31, 2012 compared to $4.5 million in the three months ended October 31, 2011. The increase in general and administrative expenses was driven by an increase of $0.2 million in premises and office expense and an increase of $0.2 million of bad debt expense, offset by a decrease of $0.3 million in business development expense. Exchange rates favorably impacted general and administrative expenses by $0.4 million. Futurestep general and administrative expenses as a percentage of fee revenue was 15% in the three months ended October 31, 2012 compared to 16% in the three months ended October 31, 2011.

Corporate general and administrative expenses increased $0.1 million, or 1%, to $6.8 million in the three months ended October 31, 2012 compared to $6.7 million in the three months ended October 31, 2011. The increase in general and administrative expenses was driven by an increase of $0.2 million in premises and office expense and an increase of $0.2 million in loss on foreign exchange, offset by a decrease of $0.3 million in business development expense. The increase in premise and office expense was due to higher maintenance costs while the decrease in business development expense was due to a decrease in advertising and promotions due to ongoing cost control initiatives.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $0.3 million, or 2%, to $15.8 million in the three months ended October 31, 2012 compared to $15.5 million in the three months ended October 31, 2011. Engagement expenses as a percentage of fee revenue were 8% in both the three months ended October 31, 2012 and 2011.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $4.2 million and $3.4 million in the three months ended October 31, 2012 and 2011, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges, Net

During the three months ended October 31, 2012, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels. As a result, we recorded $16.5 million of restructuring charges with $11.3 million of severance costs to align our work force to current levels of business activities and $5.2 million relating to the consolidation of premises during the three months ended October 31, 2012. This restructuring expense was partially offset by a $1.0 million recovery (legal settlement related to premises) from a previous restructuring action resulting in net restructuring costs of $15.5 million. No restructuring charges, net were incurred during the three months ended October 31, 2011.

Segment Income

Segment income decreased $7.1 million to $18.3 million in the three months ended October 31, 2012 compared to $25.4 million in the three months ended October 31, 2011. This decrease in segment income resulted primarily from a $4.0 million decrease in fee revenues and an increase of $1.6 million in compensation and benefits expense during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011, offset by a decrease of $0.8 million in general and administrative expenses. Segment margin declined by 3.4 percentage points during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011, primarily due to a change in mix of fee revenues by operating segment, lower operating profits in Executive Recruitment and the impact of the change in market value of certain deferred compensation liabilities, partially offset by a decline in global expenses of the Company recorded in the Corporate segment.

Executive recruitment segment income decreased $10.9 million, to $21.2 million in the three months ended October 31, 2012 compared to $32.1 million in the three months ended October 31, 2011. The decrease in executive recruitment segment income is attributable to a decrease of $14.8 million in fee revenue, offset by a decrease of $2.3 million and $1.8 million in compensation and benefits expense and general and administrative expenses, respectively during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. Executive recruitment segment income during the three months ended October 31, 2012 as a percentage of fee revenue was 17% compared to 23% in the three months ended October 31, 2011.

Leadership & Talent Consulting segment income increased by $2.7 million, to $6.9 million in the three months ended October 31, 2012, as compared to $4.2 million in the three months ended October 31, 2011. The increase in Leadership & Talent Consulting segment income is primarily due to an increase of $9.4 million in fee revenue during the three months ended October 31, 2012, as compared to the three months ended October 31, 2011, offset by an increase of $4.6 million and $0.8 million in compensation and benefits expense and general and administrative expenses, respectively. Leadership & Talent Consulting segment income as a percentage of fee revenue was 18% in the three months ended October 31, 2012, compared to 15% in the three months ended October 31, 2011.

Futurestep segment income increased by $0.5 million, to $3.3 million in the three months ended October 31, 2012, as compared to $2.8 million in the three months ended October 31, 2011. The increase in Futurestep segment income was primarily due to an increase in fee revenue of $1.4 million offset by $0.7 million increase in costs to execute resource process outsourcing engagements during the three months ended October 31, 2012, as compared to the three months ended October 31, 2011. Futurestep segment income as a percentage of fee revenue was 11% in the three months ended October 31, 2012, compared to 10% in the three months ended October 31, 2011.

Other Income (Loss), Net

Other income (loss), net increased by $4.1 million, to a gain of $1.5 million in the three months ended October 31, 2012 as compared to a loss of $2.6 million in the three months ended October 31, 2011. The increase in other income (loss), net reflects a $4.4 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the three months ended October 31, 2012 as compared to the three months ended October 31, 2011. Offsetting this increase in other income (loss), net is a $3.8 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the same period, which resulted in an increase of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.8 million and $0.4 million in the three months ended October 31, 2012 and 2011, respectively.

Income Tax Provision

The provision for income taxes was $2.7 million in the three months ended October 31, 2012 compared to $7.7 million in the three months ended October 31, 2011. The provision for income taxes in the three months ended October 31, 2012 and 2011 reflects a 76% and 34% effective tax rate, respectively. The increase in the effective tax rate is due to the increasing losses, primarily as a result of restructuring costs discreet to the three months ended October 31, 2012, in countries in which we cannot recognize tax benefits due to the loss position and a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiary, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in the third quarter of fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.4 million and $0.5 million in the three months ended October 31, 2012 and 2011, respectively.

Six Months Ended October 31, 2012 Compared to Six Months Ended October 31, 2011

Fee Revenue

Fee Revenue. Fee revenue decreased $23.6 million, or 6%, to $382.9 million in the six months ended October 31, 2012 compared to $406.5 million in the six months ended October 31, 2011. The decrease in fee revenue was attributable to a 3% decrease in the weighted-average fees billed per engagement during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011 and a 3% decrease in the number of engagements billed during the same period. Excluding fee revenue from the acquisition of Global Novations, LLC on September 1, 2012, of approximately $5.2 million, fee revenue would have been $377.7 million, a decrease of $28.8 million, or 7% as compared to the six months ended October 31, 2011. Weighted-average fees billed is impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates unfavorably impacted fee revenues by $12.2 million in the six months ended October 31, 2012.

Executive Recruitment. Executive recruitment reported fee revenue of $255.2 million, a decrease of $36.8 million, or 13%, in the six months ended October 31, 2012 compared to $292.0 million in the six months ended October 31, 2011. As detailed below, executive recruitment fee revenue decreased in all regions in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The decrease in executive recruitment fee revenue was mainly due to a 10% decrease in the number of executive recruitment engagements billed in the six months ended October 31, 2012 as compared to the six months ended October 31, 2011 and a 3% decrease in the weighted-average fee billed per engagement during the same period and due to a decline in the number of consultants and productivity per consultant driven by a decline in the overall market. Exchange rates unfavorably impacted fee revenues by $8.5 million in the six months ended October 31, 2012.

North America reported fee revenue of $141.5 million, a decrease of $16.0 million, or 10%, in the six months ended October 31, 2012 compared to $157.5 million in the six months ended October 31, 2011. North America’s decrease in fee revenue is primarily due to a 7% decrease in the number of engagements billed during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011, and a 3% decrease in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was primarily driven by decreases in fee revenue in the industrial, financial services, life sciences/healthcare and consumer goods sectors, partially offset by growth in education/non-profit sectors. Exchange rates unfavorably impacted North America fee revenue by $0.3 million in the six months ended October 31, 2012.

EMEA reported fee revenue of $63.0 million, a decrease of $11.2 million, or 15%, in the six months ended October 31, 2012 compared to $74.2 million in the six months ended October 31, 2011. EMEA’s decrease in fee revenue was primarily driven by a 12% decrease in the number of engagements billed and a 4% decrease in weighted-average fees billed per engagement in the six months ended October 31, 2012 as compared to the six months ended October 31, 2011. Exchange rates unfavorably impacted EMEA’s fee revenue by $5.3 million in the six months ended October 31, 2012. The performance in existing offices in the United Kingdom, Spain and Italy were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. In terms of business sectors, industrial, life sciences/healthcare and technology experienced the largest decreases in fee revenue in the six months ended October 31, 2012 as compared to the six months ended October 31, 2011.

Asia Pacific reported fee revenue of $35.7 million, a decrease of $8.6 million, or 19%, in the six months ended October 31, 2012 compared to $44.3 million in the six months ended October 31, 2011 mainly due to a 21% decrease in the number of engagements billed, partially offset by a 3% increase in weighted-average fees billed per engagement in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The decrease in performance in Australia, Japan and Hong Kong were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The largest decrease in fee revenue was experienced in the industrial, consumer goods and financial services sectors. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $1.0 million in the six months ended October 31, 2012.

South America reported fee revenue of $15.0 million, a decrease of $1.0 million, or 6%, in the six months ended October 31, 2012 compared to $16.0 million in the six months ended October 31, 2011. Exchange rates unfavorably impacted fee revenue for South America by $1.9 million in the six months ended October 31, 2012. The decrease in fee revenue was mainly due to a decrease in the weighted-average fees billed offset by an increase in the number of engagements billed in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue, offset by increases in fee revenue in Peru and Chile in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. Industrial, financial services and life sciences/healthcare were the main sectors contributing to the decrease in fee revenue, partially offset by growth in the consumer sectors in the six months ended October 31, 2012 compared to the six months ended October 31, 2011.

Leadership & Talent Consulting. Leadership & Talent Consulting serves as a bridge between a client’s business strategy and their talent strategy. Leadership & Talent Consulting combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development & enterprise learning. Leadership & Talent Consulting reported fee revenue of $66.8 million, an increase of $11.1 million, or 20%, in the six months ended October 31, 2012 compared to $55.7 million in the six months ended October 31, 2011. Excluding fee revenue of approximately $5.2 million, from the acquisition of Global Novations, LLC on September 1, 2012, fee revenue would have been $61.6 million, an increase of $5.9 million, or 11% as compared to the six months ended October 31, 2011. Excluding fee revenue from the acquisition of Global Novations, LLC, the improvement in fee revenue was driven by an increase in broad based client demand as demonstrated by the increase in the number of consulting clients, partially offset by a decrease in fee revenue productivity per consultant in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The increase in fee revenue consisted of an increase in fee revenue in EMEA of $2.9 million, or 31%, to $12.2 million, an increase in South America fee revenue of $1.7 million to $3.0 million and an increase in North America of $1.2 million or 3% to $39.7 million. Exchange rates unfavorably impacted fee revenue for Leadership & Talent Consulting by $1.4 million in the six months ended October 31, 2012.

Futurestep. Futurestep reported fee revenue of $60.9 million, an increase of $2.1 million, or 4%, in the six months ended October 31, 2012 compared to $58.8 million in the six months ended October 31, 2011. The increase in Futurestep’s fee revenue was due to an 11% increase in the number of engagements billed, offset by a 7% decrease in the weighted-average fees billed per engagement in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The increase in fee revenue was also positively impacted by an increase in level of activity for existing clients in the six months ended October 31, 2012 as compared to the six months ended October 31, 2011. Improvement in Futurestep fee revenue is primarily driven by increases in recruitment process outsourcing and partially offset by a decrease in middle-management recruitment. Exchange rates unfavorably impacted fee revenue for Futurestep by $2.3 million in the six months ended October 31, 2012.

Compensation and Benefits

Compensation and benefits expense decreased $7.8 million, or 3%, to $261.1 million in the six months ended October 31, 2012 from $268.9 million in the six months ended October 31, 2011. The decrease in compensation and benefits expense was mainly due to a $4.4 million, or 5% decrease in salaries and related payroll taxes (excluding Global Novations, LLC) and an increase in the cash surrender value of the company owned life insurance that reduced compensation and benefits expense by $1.1 million in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. Salaries and related payroll taxes declined due to a 6% decrease in the average executive recruitment consultant headcount during the six months ended October 31, 2012 compared to the six months ended October 31, 2011. Also contributing to the decline in compensation and benefits expense was a $5.9 million, or 10% decrease in performance related bonus expense to $53.8 million in the six months ended October 31, 2012 from $59.7 million in the six months ended October 31, 2011. The decrease in performance related bonus expense was driven by a 6% decrease in fee revenue and a decline in the Company’s overall level of profitability as defined by pre-tax income before bonus and restructuring expense in the six months ended October 31, 2012 compared to the six month ended October 31, 2011. The remaining decrease was primarily driven by a decrease in the fair value of amounts owed under certain compensation plans. Exchange rates favorably impacted compensation and benefits expenses by $8.3 million during the six months ended October 31, 2012.

The changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation and benefits expense of $0.5 million in the six months ended October 31, 2012 compared to a reduction of $3.6 million in compensation and benefits expense in the six months ended October 31, 2011. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), of $1.1 million in the six months ended October 31, 2012 compared to $4.1 million decrease in the fair value of marketable securities classified as trading in the six months ended October 31, 2011, recorded in other income (loss), net on the consolidated statement of income.

Executive recruitment compensation and benefits expense decreased $12.6 million, or 7%, to $171.4 million in the six months ended October 31, 2012 compared to $184.0 million in the six months ended October 31, 2011, primarily due to a $5.8 million or 6% decrease in salaries and relates payroll taxes and the expense arising from the use of outside contractors declined by $1.0 million, offset by the increase in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase in compensation expense of $3.7 million in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. Salaries and related payroll taxes declined due to the 6% decrease in average executive recruitment consultant headcount while the decrease in the use of outside consultants was due to ongoing cost control initiatives. In addition performance related bonus expense decreased by $6.4 million driven by the Company’s decrease in fee revenue and a decline in consultant headcount, which contributed to the decrease in the overall level of profitability as defined by pre-tax income before bonus and restructuring expense. Exchange rates favorably impacted compensation and benefits expense by $5.8 million during the six months ended October 31, 2012. Executive recruitment compensation and benefits expense increased as a percentage of fee revenue to 67% from 63% in the six months ended October 31, 2012 and 2011, respectively.

Leadership & Talent Consulting compensation and benefits expense increased $4.3 million, or 14%, to $35.4 million in the six months ended October 31, 2012 from $31.1 million in the six months ended October 31, 2011. The increase was primarily due to the acquisition of Global Novations, LLC, and an increase in the performance related bonus expense of $1.1 million. Global Novations, LLC contributed $3.2 million of compensation and benefits expense for the six months ended October 31, 2012. The increase in the performance related bonus expense was driven by the 11% increase in fee revenue (excluding fee revenue from Global Novations, LLC), which contributed to the overall level of profitability as defined by pre-tax income before bonus and restructuring expense. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue decreased to 53% in the six months ended October 31, 2012 from 56% in the six months ended October 31, 2011. Exchange rates favorably impacted compensation and benefits expense by $1.0 million during the six months ended October 31, 2012.

Futurestep compensation and benefits expense increased $0.5 million, or 1%, to $42.1 million in the six months ended October 31, 2012 from $41.6 million in the six months ended October 31, 2011. The increase was primarily driven by an increase in salaries and related payroll taxes of $0.3 million due to an increase in average headcount in support of Futurestep’s increased business activities and by an increase in performance related bonus expense of $0.2 million. Exchange rates favorably impacted compensation and benefits expense by $1.5 million. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 69% in the six months ended October 31, 2012 from 71% in the six months ended October 31, 2011.

Corporate compensation and benefits expense was $12.2 million in the six months ended October 31, 2012 and 2011. Compensation and benefits expense decreased mainly due to a change in the CSV of COLI, which reduced compensation and benefits expense by $2.2 million and $1.1 million in the six months ended October 31, 2012 and 2011, respectively, and the decrease in the performance related bonus expense of $0.8 million. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. The decrease to compensation and benefits expense was fully offset by an increase in salaries and payroll related taxes due to a 9% increase in the average headcount contributed in part by transfers of individuals performing certain functions from Executive recruitment to Corporate functions, an increase in the amortization of our deferred compensation plan as a result of higher employer contributions and the changes in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase of compensation expense of $0.4 million in the six months ended October 31, 2012 compared to the six months ended October 31, 2011

General and Administrative Expenses

General and administrative expenses decreased $2.2 million, or 3%, to $66.8 million in the six months ended October 31, 2012 compared to $69.0 million in the six months ended October 31, 2011. The decrease is attributable to a decrease of professional fees of $1.8 million, travel related expenses of $1.2 million, bad debt expense of $0.8 million and marketing expense of $0.7 million in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. These decreases were partially offset by a reduction in a contingent consideration relating to a prior acquisition of $2.2 million which reduced general and administrative expenses in the six months ended October 31, 2011. The decrease in travel related expenses and marketing expense was due to the ongoing cost control initiatives implemented by the Company to reduce costs while the decrease in bad debt expense was due to a decline in historical bad debt trends. Exchange rates favorably impacted general and administrative expenses by $3.1 million in the six months ended October 31, 2012. General and administrative expenses as a percentage of fee revenue were 17% in both the six months ended October 31, 2012 and 2011.

Executive recruitment general and administrative expenses decreased $2.8 million, or 7%, to $35.7 million in the six months ended October 31, 2012 from $38.5 million in the six months ended October 31, 2011. The decrease in general and administrative expenses was driven by a decrease of $1.2 million in bad debt expense, $0.9 million in premises and office expense, and a decrease of $0.7 million in travel related expense. The decrease in bad debt expense was due to a decline in historical bad debt trends while the decrease in premise expense was due to lower maintenance costs. The decrease in travel related expense was due to the implementation of ongoing cost control initiatives. Exchange rates favorably impacted general and administrative expenses by $1.9 million. Executive recruitment general and administrative expenses as a percentage of fee revenue was 14% in the six months ended October 31, 2012 compared to 13% in the six months ended October 31, 2011.

Leadership & Talent Consulting general and administrative expenses increased $0.8 million, or 10%, to $9.2 million in the six months ended October 31, 2012 from $8.4 million in the six months ended October 31, 2011. The increase in general and administrative expense was due to an increase in premise and office expenses of $0.7 million due in large part to the acquisition of Global Novations, LLC. Global Novations, LLC contributed $0.5 million to the increase in general and administrative expenses. The rest of the increase was due to the increase in bad debt expense of $0.2 million and an increase in business development expense of $0.2 million, offset, by a decrease in travel expenses of $0.4 million in the six months ended October 31, 2012 compared to the six months ended October 31, 2011. The increases in business development expense and bad debt expense were due to the increase in Leadership & Talent Consulting’s business activity while the decrease in travel related expenses was due to the implementation of ongoing cost control initiatives. Exchange rates favorably impacted general and administrative expenses by $0.3 million. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in the six months ended October 31, 2012 compared to 15% in the six months ended October 31, 2011.

Futurestep general and administrative expenses decreased $0.3 million, or 3%, to $9.4 million in the six months ended October 31, 2012 compared to $9.7 million in the six months ended October 31, 2011, primarily due to a decrease of business development expense of $0.5 million and a decrease in travel related expense of $0.4 million, offset by an increase in premise and office expense of $0.5 million. The decrease in business development and travel related expenses were both due to cost control initiatives, while the increase in the premise and office expense was due to higher maintenance costs. Exchange rates favorably impacted general and administrative expenses by $0.9 million. Futurestep general and administrative expenses as a percentage of fee revenue was 15% in the six months ended October 31, 2012 compared to 17% in the six months ended October 31, 2011.

Corporate general and administrative expenses increased $0.1 million, or 1%, to $12.5 million in the six months ended October 31, 2012 from $12.4 million in the six months ended October 31, 2011. The increase in general and administrative expenses was due to a reduction in a contingent consideration relating to a prior acquisition of $2.2 million that was recorded in the six months ended October 31, 2011 compared to the six months ended October 31, 2012 and an increase of $0.5 million in premise and office expense as a result of higher maintenance costs. The increase was partially offset by a decrease of $2.2 million in professional services and $0.1 foreign exchange gain recorded in the six months ended October 31, 2012 compared to a foreign exchange loss of $0.3 million recorded in the six months ended October 31, 2011.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $1.0 million, or 4%, to $29.6 million in the six months ended October 31, 2012 compared to $28.6 million in the six months ended October 31, 2011. Excluding engagement expenses of approximately $1.3 million, from the acquisition of Global Novations, LLC on September 1, 2012, engagement expenses would have been $28.3 million, an increase of $0.3 million, or 1% as compared to the six months ended October 31, 2011. Engagement expenses as a percentage of fee revenue was 8% and 7% during the six months ended October 31, 2012 and 2011, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $8.0 million and $6.8 million in the six months ended October 31, 2012 and 2011, respectively. This expense relates mainly to computer equipment, software, furniture and fixtures and leasehold improvements.

Restructuring Charges, Net

During the six months ended October 31, 2012, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels. As a result, we recorded $16.5 million of restructuring charges with $11.3 million of severance costs to align our work force to current levels of business activities and $5.2 million relating to the consolidation of premises during the three months ended October 31, 2012. This restructuring expense was partially offset by a $1.0 million recovery (legal settlement related to premises) from a previous restructuring action resulting in net restructuring costs of $15.5 million. No restructuring charges, net were incurred during the six months ended October 31, 2011.

Segment Income

Segment income decreased $16.0 million, to $35.3 million in the six months ended October 31, 2012 compared to $51.3 million in the six months ended October 31, 2011. This decrease in segment income resulted from a $23.6 million decrease in fee revenue during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011, offset by a decrease of $7.8 million in compensation and benefits expense and $2.2 million in general and administrative expenses. Segment margin declined by 3.4 percentage points during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011, primarily due to a change in mix of fee revenues by operating segment, lower operating profits in Executive Recruitment, the impact of the change in market value of certain deferred compensation liabilities and an increase in global expenses of the Company recorded in the Corporate segment.

Executive recruitment segment income decreased $21.6 million, to $43.6 million in the six months ended October 31, 2012 compared to $65.2 million in the six months ended October 31, 2011. The decrease in executive recruitment segment income is attributable to a decrease of $36.8 million in fee revenue, offset by a decrease of $12.6 million in compensation and benefits expense and a decrease of $2.8 million in general and administrative expenses during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011. Executive recruitment segment income during the six months ended October 31, 2012 as a percentage of fee revenue was 17% compared to 22% in the six months ended October 31, 2011.

Leadership & Talent Consulting segment income increased by $5.0 million to $11.2 million in the six months ended October 31, 2012, as compared to $6.2 million in the six months ended October 31, 2011. The increase in Leadership & Talent Consulting segment income is primarily due to an increase of $11.1 million in fee revenue, offset by an increase of $4.3 million in compensation and benefits expense and $0.8 million in general and administrative expenses during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011. Leadership & Talent Consulting segment income as a percentage of fee revenue was 17% in the six months ended October 31, 2012, compared to 11% in the six months ended October 31, 2011.

Futurestep segment income increased by $0.9 million, to $6.5 million in the six months ended October 31, 2012, as compared to $5.6 million in the six months ended October 31, 2011. The increase in Futurestep segment income was primarily due to an increase in fee revenue of $2.1 million and a decrease in general and administrative expenses of $0.3 million, offset by an increase in cost to execute resource process outsourcing engagements of $1.2 million and an increase in compensation and benefits expense of $0.5 million, during the six months ended October 31, 2012, as compared to the six months ended October 31, 2011. Futurestep segment income as a percentage of fee revenue was 11% in the six months ended October 31, 2012, compared to 10% in the six months ended October 31, 2011.

Other Income (Loss), Net

Other income (loss), net increased by $5.1 million, to a gain of $0.5 million in the six months ended October 31, 2012 as compared to a loss of $4.6 million in the six months ended October 31, 2011. The increase in other income (loss), net reflects a $5.2 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the six months ended October 31, 2012 as compared to the six months ended October 31, 2011. Offsetting this increase in other income (loss), net is a $4.1 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the same period, which resulted in an increase of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.4 and $1.0 million in the six months ended October 31, 2012 and 2011, respectively.

Income Tax Provision

The provision for income taxes was $8.3 million in the six months ended October 31, 2012 compared to $16.1 million in the six months ended October 31, 2011. The provision for income taxes in the six months ended October 31, 2012 and 2011 reflects a 44% and 35% effective tax rate, respectively. The increase in the effective tax rate is due to the increasing losses, primarily as a result of restructuring costs discreet to the quarter, in countries in which we cannot recognize tax benefits due to the loss position and a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiary, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in the third quarter of fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $1.0 million in both the six months ended October 31, 2012 and 2011.

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. The economic activity in those regions and industries showed improvement in fiscal 2012 and 2011 compared to fiscal 2010, but the pace of recovery slowed in the second half of 2012. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, it is likely that such changes would put negative pressure on demand for our services and affect our operating cash flows. In light of the current economic uncertainty, the Company has implemented a restructuring plan in the second quarter of fiscal 2013 in order to align our cost structure with anticipated revenue levels. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions were to persist over an extended period of time, it might require us to obtain additional financing to meet our capital needs.

Cash and cash equivalents and marketable securities were $331.8 million and $417.7 million as of October 31, 2012 and April 30, 2012, respectively. As of October 31, 2012 and April 31, 2012, we held $115.7 million and $130.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $2.4 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds, commercial paper and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of October 31, 2012 and April 30, 2012, our marketable securities of $138.9 million and $135.7 million, respectively, included $93.9 million (net of gross unrealized gains of $3.3 million and gross unrealized losses of $0.2 million) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $89.4 million and $74.6 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $93.9 million and $82.6 million as of October 31, 2012 and April 30, 2012, respectively. As of October 31, 2012, we had marketable securities classified as available-for-sale with a balance of $45.0 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net decrease in our working capital of $25.8 million as of October 31, 2012 compared to April 30, 2012 is primarily attributable to a decrease in cash and cash equivalents and marketable securities and an increase in other accrued liabilities, partially offset by a decrease in compensation and benefits payable and an increase in accounts receivable. Cash and cash equivalents and compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2012 and paid during the first quarter fiscal 2013 and Company contributions made to the ECAP. Cash and cash equivalents also decreased as a result of the acquisition of Global Novations, LLC while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 64 days to 73 days from April 30, 2012 to October 31, 2012. The decrease in marketable securities is due to reinvesting in available-for-sale securities with larger maturities and lower expected ECAP payments in the next twelve months while the increase in other accrued liabilities is primarily due to restructuring accruals recorded in the current quarter that are due within one year. Cash used in operating activities was $43.3 million in the six months ended October 31, 2012, an increase of $8.1 million, from cash used in operating activities of $35.2 million in the six months ended October 31, 2011. The increase in cash used in operating activities is primarily due to lower operating income, offset by a decrease in fiscal 2012 bonuses paid in the first half of fiscal 2013 as compared to fiscal 2011 bonuses paid during the first half of fiscal 2012. The Company paid bonuses related to fiscal 2012 of $109.6 million in cash during fiscal 2013, and expects to pay bonuses related to fiscal 2012 of $0.9 million in cash during the remainder of fiscal 2013.

Cash used in investing activities was $43.1 million in the six months ended October 31, 2012; an increase of $25.4 million from cash used in investing activities of $17.7 million in the six months ended October 31, 2011. The increase in cash used in investing activities is primarily attributable to the acquisition of Global Novations, LLC of $34.4 million and higher purchases of marketable securities of $2.0 million, offset by an increase of $7.9 million in proceeds from the sale/maturities of marketable securities and a decrease in cash used to purchases property and equipment of $2.0 million.

Cash used in financing activities was $1.5 million in the six months ended October 31, 2012, an increase of $2.5 million from cash provided by financing activities of $1.0 million in the six months ended October 31, 2011. Cash used in financing activities increased primarily due to a decrease of $2.1 million in cash proceeds from the exercise of employee stock options and our employee stock purchase plan, a decrease of $1.5 million in tax benefit from the exercise of stock options and a $0.4 million decrease in the amount of borrowings under the life insurance policies, offset by a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $1.5 million. As of October 31, 2012, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of October 31, 2012 and April 30, 2012, we held contracts with gross CSV of $153.8 million and $151.1 million, respectively. Starting in second quarter of fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of October 31, 2012 and April 30, 2012. At October 31, 2012 and April 30, 2012, the net cash value of these policies was $80.5 million and $77.8 million, respectively.

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

As of October 31, 2012 and April 30, 2012, we had no borrowings under our Facility; however, we are required to maintain $10.0 million on account with the lender, which provides collateral for the standby letters of credit and potential future borrowings. At October 31, 2012 and April 30, 2012, there was $2.9 million standby letters of credit issued under this Facility.

Subsequent Event - Acquisition

On December 5, 2012, the Company entered into a definitive agreement to acquire Minneapolis-based PDI Ninth House, a leading, globally-recognized provider of leadership assessment and development solutions, for $80 million in cash, subject to certain adjustments and up to $15 million in additional contingent consideration for the achievement of certain post-closing synergies, payable, if at all, in three installments in 2013 and 2014. The acquisition, which is expected to close by the end of the year, is subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and other customary closing conditions.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or our financial resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2012, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2012 and 2011, we recognized foreign currency losses, on an after tax basis, of $0.1 million and $0.5 million, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain would have been $0.1 million, $0.2 million and $0.3 million, respectively, based on outstanding balances at October 31, 2012.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of October 31, 2012 and April 30, 2012, we had no outstanding borrowings under our Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of October 31, 2012 and April 30, 2012, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended October 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Cyber security vulnerabilities could lead to improper disclosure of information obtained from our clients, candidates and employees that could result in liability and harm our reputation.

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. Recently, we discovered that our computer network was the target of a criminal data breach that accessed certain such information obtained from our clients, candidates and employees. The information we collected about this breach suggest that the intrusion falls within the category of an “Advanced Persistent Threat”, which is activity consistent with state sponsored cybercriminals. Although this data breach did not have a material adverse effect on our operations, future breaches of this nature as well as any other security breach or other misuse of our data could lead to improper disclosure of Company information, including information obtained from our clients, candidates and employees, that could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third party experts and the purchase of additional infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements and qualified consultants, and could potentially damage currently existing client relationships.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2012:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

August 1, 2012 — August 31, 2012	—	$—	—	$24.4 million
September 1, 2012 — September 30, 2012	9,013	$15.60	—	$24.4 million
October 1, 2012 — October 31, 2012	67	$15.02	—	$24.4 million

Total	9,080	$15.60	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Item 5. Other Information

During the three and six months ended October 31, 2012, the Company implemented a restructuring plan in order to align its cost structure to anticipated revenue levels. This resulted in restructuring charges of $16.5 million against operations in the three and six months ended October 31, 2012, of which $11.3 million relates to severance and $5.2 million relates to consolidation of premises (see Note 7 — Restructuring Charges, Net, included in the consolidated financial statements). The severance costs, consolidation of premises costs and total costs expected to be incurred in connection with the restructuring plan are not expected to be in excess of the amounts disclosed in Note 7. Future cash expenditures with respect to the restructuring plan are expected to be approximately $14.5 million.

Item 6. Exhibits

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, Unity Sub, Inc. and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 6, 2012.

10.1	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 2, 2012.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: December 10, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, Unity Sub, Inc. and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 6, 2012.

10.1	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 2, 2012.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.