Form 10-Q
period 2013-01-31
KORN FERRY INTERNATIONAL
filed 2013-03-12
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of shares outstanding of our common stock as of March 6, 2013 was 48,680,926 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2013	April 30, 2012
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$168,235	$282,005
Marketable securities	23,318	40,936
Receivables due from clients, net of allowance for doubtful accounts of $11,027 and $9,437, respectively	164,870	126,579
Income taxes and other receivables	20,923	11,902
Deferred income taxes	7,971	10,830
Prepaid expenses and other assets	30,513	27,815

Total current assets	415,830	500,067

Marketable securities, non-current	113,793	94,798
Property and equipment, net	50,466	49,808
Cash surrender value of company owned life insurance policies, net of loans	83,534	77,848
Deferred income taxes, net	49,143	57,290
Goodwill, net	261,182	176,338
Intangible assets, net	59,734	20,413
Investments and other assets	29,708	38,127

Total assets	$1,063,390	$1,014,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$16,476	$14,667
Income taxes payable	5,576	8,720
Compensation and benefits payable	127,179	160,810
Other accrued liabilities	85,116	37,527

Total current liabilities	234,347	221,724

Deferred compensation and other retirement plans	148,651	142,577
Other liabilities	22,169	20,912

Total liabilities	405,167	385,213

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 60,912 and 59,975 shares issued and 48,630 and 47,913 shares outstanding, respectively	427,693	419,998
Retained earnings	223,893	202,797
Accumulated other comprehensive income, net	7,139	7,191

Stockholders’ equity	658,725	629,986
Less: notes receivable from stockholders	(502)	(510)

Total stockholders’ equity	658,223	629,476

Total liabilities and stockholders’ equity	$1,063,390	$1,014,689

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Fee revenue	$202,004	$185,951	$584,929	$592,418
Reimbursed out-of-pocket engagement expenses	8,268	8,672	26,165	26,783

Total revenue	210,272	194,623	611,094	619,201

Compensation and benefits	139,788	125,741	400,859	394,593
General and administrative expenses	35,915	35,242	102,675	104,204
Engagement expenses	16,334	13,023	46,013	41,594
Depreciation and amortization	5,088	3,523	13,127	10,367
Restructuring charges, net	4,441	929	19,936	929

Total operating expenses	201,566	178,458	582,610	551,687

Operating income	8,706	16,165	28,484	67,514
Other income (loss), net	3,296	1,607	3,808	(3,032)
Interest expense, net	(360)	(310)	(1,721)	(1,280)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	11,642	17,462	30,571	63,202
Income tax provision	2,753	6,038	11,042	22,199
Equity in earnings of unconsolidated subsidiaries, net	593	293	1,567	1,272

Net income	$9,482	$11,717	$21,096	$42,275

Earnings per common share:
Basic	$0.20	$0.25	$0.45	$0.91

Diluted	$0.20	$0.25	$0.44	$0.90

Weighted-average common shares outstanding:
Basic	47,367	46,528	47,149	46,332

Diluted	48,015	47,345	47,742	47,193

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Net income	$9,482	$11,717	$21,096	$42,275

Other comprehensive income:
Foreign currency translation adjustments	3,330	(7,973)	(42)	(14,967)
Unrealized (losses) gains on marketable securities, net of tax	(27)	47	(10)	(42)

Comprehensive income	$12,785	$3,791	$21,044	$27,266

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$21,096	$42,275
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,127	10,367
Stock-based compensation expense	8,820	9,913
Provision for doubtful accounts	4,818	5,541
Gain on cash surrender value of life insurance policies	(4,236)	(3,256)
(Gain) loss on marketable securities	(4,927)	1,954
Change in fair value of acquisition-related contingent consideration	—	(2,196)
Deferred income taxes	8,900	13,537
Change in other assets and liabilities, net of effects of acquisition:
Deferred compensation	1,242	(1,202)
Receivables due from clients	(17,443)	(13,547)
Income tax and other receivables	(6,806)	(12,331)
Prepaid expenses and other assets	(1,035)	2,346
Investment in unconsolidated subsidiaries	(1,567)	(1,272)
Income taxes payable	(3,309)	2,671
Accounts payable and accrued liabilities	(22,461)	(55,926)
Other	1,576	5,049

Net cash (used) provided in operating activities	(2,205)	3,923

Cash flows from investing activities:
Purchase of property and equipment	(9,382)	(13,484)
Purchase of intangible assets	—	(325)
Cash paid for acquisitions, net of cash acquired and earn-outs	(112,064)	—
Purchase of marketable securities	(44,259)	(49,494)
Proceeds from sales/maturities of marketable securities	47,778	35,466
Payment of purchase price held back from previous acquisition	—	(800)
Change in restricted cash	7,222	—
Premiums on life insurance policies	(1,450)	(1,446)
Dividends received from unconsolidated subsidiaries	1,897	1,669

Net cash used in investing activities	(110,258)	(28,414)

Cash flows from financing activities:
Borrowings under life insurance policies	—	364
Purchase of common stock	(2,673)	(4,117)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,343	3,399
Tax benefit from exercise of stock options	203	1,676

Net cash (used) provided by financing activities	(1,127)	1,322

Effect of exchange rate changes on cash and cash equivalents	(180)	(5,491)

Net decrease in cash and cash equivalents	(113,770)	(28,660)
Cash and cash equivalents at beginning of period	282,005	246,856

Cash and cash equivalents at end of period	$168,235	$218,196

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013

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

The Company has revised comparative segment information that was contained in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended January 31, 2012, to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and had no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

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

January 31, 2013

management judgment are revenue recognition, deferred compensation, annual performance related bonus, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, middle-management recruitment, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and middle-management recruitment are generally one-third of the estimated first year cash compensation of the placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue over a three month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized and billed upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to middle-management recruitment, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Leadership & Talent Consulting revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. Products mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for their products when the product has been sold.

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

Restricted Cash

The Company had $2.9 million and $10.0 million of restricted cash at January 31, 2013 and April 30, 2012, respectively, related to its credit facility, which is included in investments and other assets in the accompanying consolidated balance sheets (see Note 9 – Long-Term Debt).

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

January 31, 2013

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

Available-for-sale securities consist of corporate bonds, commercial paper and U.S. Treasury and agency securities. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of accumulated other comprehensive income in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of income in other income (loss), net. The determination of an other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a sustained period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three and nine months ended January 31, 2013 and 2012, no other-than-temporary impairment was recognized.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units was determined using a combination of valuation techniques, including a discounted cash flow methodology. Results of the annual impairment test performed as of January 31, 2012, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. The Company’s annual impairment test as of January 31, 2013 will be performed in the fourth quarter of fiscal 2013. There were no indicators of impairment as of January 31, 2013 and April 30, 2012.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized using the straight-line method over their estimated useful lives which range from three to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2013 and April 30, 2012, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the performance related bonuses paid to consultants. The portion of the expense applicable to salaries is comprised of wages and salaries earned by employees during a reporting period. The portion of the expenses applicable to performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, which is communicated and paid following the completion of the fiscal year. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue for Leadership & Talent Consulting and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Management takes these factors into consideration, and any changes in the estimate are reported in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimates historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $82.0 million and $84.0 million for the nine months ended January 31, 2013 and 2012, respectively, which was reduced by a change in the applicable previous years’ estimate recorded in the first quarter of fiscal 2013 and 2012 of $0.2 million and $1.2 million, respectively. This resulted in net bonus expense of $81.8 million and $82.8 million, in the nine months ended January 31, 2013 and 2012, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2013 and 2012, the performance related bonus expense was $28.0 million and $23.1 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended January 31, 2013 or 2012.

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

January 31, 2013

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

Recently Issued Accounting Standards

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite–lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. We are currently evaluating the guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

In February 2013, the FASB issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update is not expected to have a material impact on the financial statements of the Company.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share reflects the potential dilution that would occur if all in-the-money outstanding options or other contracts to issue common stock were exercised or converted and was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. During the three and nine months ended January 31, 2013, options to purchase 0.5 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2012, options to purchase 0.6 million shares, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net earnings attributable to common stockholders	$9,482	$11,717	$21,096	$42,275

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	47,367	46,528	47,149	46,332
Effect of dilutive securities:
Restricted stock	491	567	426	567
Stock options	157	250	167	279
ESPP	—	—	—	15

Diluted weighted-average number of common shares outstanding	48,015	47,345	47,742	47,193

Net earnings per common share:
Basic earnings per share	$0.20	$0.25	$0.45	$0.91

Diluted earnings per share	$0.20	$0.25	$0.44	$0.90

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income.

The components of accumulated other comprehensive income were as follows:

	January 31, 2013	April 30, 2012
	(in thousands)
Foreign currency translation adjustments	$22,771	$22,813
Defined benefit pension adjustments, net of taxes	(15,658)	(15,658)
Unrealized gains on marketable securities, net of taxes	26	36

Accumulated other comprehensive income	$7,139	$7,191

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Restricted stock	$2,297	$3,198	$8,130	$9,119
Stock options	254	264	690	709
ESPP	—	(146)	—	85

Total stock-based compensation expense, pre-tax	2,551	3,316	8,820	9,913
Tax benefit from stock-based compensation expense	(441)	(1,147)	(3,186)	(3,475)

Total stock-based compensation expense, net of tax	$2,110	$2,169	$5,634	$6,438

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

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

The weighted-average assumptions used to estimate the fair value of each employee stock option for the nine months ended January 31, 2012 were 47.07% expected volatility, 1.47% risk-free interest rate, 5.0 years expected option life, and 0.00% dividend yield. There were no grants of stock options in the three or nine months ended January 31, 2013.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plans

At the Company’s 2012 Annual Meeting of Stockholders, held on September 27, 2012, the Company’s stockholders approved an amendment and restatement to the 2008 Plan known as the Korn/Ferry International Second Amended and Restated 2008 Stock Incentive Plan (the “Second A&R 2008 Plan”), which among other things, increased the current maximum number of shares that may be issued under the plan to 5,700,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Second A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof. Under the Second A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 1.91 times as much as stock options and stock appreciation rights.

Stock Options

Stock options transactions under the Company’s 2008 Plan, as amended to date, were as follows:

	Nine Months Ended January 31, 2013
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2012	1,492	$14.00
Exercised	(171)	$8.42
Forfeited/expired.	(151)	$16.93

Outstanding, January 31, 2013	1,170	$14.55	2.70	$4,062

Exercisable, January 31, 2013	923	$14.77	2.33	$3,041

As of January 31, 2013, there was $0.9 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 0.8 year. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Weighted-average fair value of stock options granted	$—	$—	$—	$9.61
Total fair value of stock options vested	$20	$20	$927	$914
Total intrinsic value of stock options exercised	$210	$127	$1,121	$986

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

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

Restricted stock activity during the nine months ended January 31, 2013 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2012	1,781	$9.85
Granted	847	$13.77
Vested	(735)	$11.07
Forfeited/expired	(80)	$16.43

Non-vested, January 31, 2013	1,813	$10.90

As of January 31, 2013, there was $19.8 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three and nine months ended January 31, 2013, shares of restricted stock of 2,065 and 188,271 totaling $0.1 million and $2.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2012, 1,151 shares and 184,101 shares of restricted stock totaling $0.1 million and $4.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. During the nine months ended January 31, 2012, employees purchased 76,909 shares at $18.69 per share. The ESPP was suspended during the second half of fiscal 2012 and as a result no shares were purchased during the three and nine months ended January 31, 2013 and during the three months ended January 31, 2012. At January 31, 2013, the ESPP had approximately 1.6 million shares available for future issuance.

Common Stock

During the three and nine months ended January 31, 2013, the Company issued 35,083 shares and 170,594 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.3 million and $1.3 million, respectively. During the three and nine months ended January 31, 2012, the Company issued 22,523 shares and 138,709 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.3 million and $2.0 million, respectively.

No shares were repurchased during the three and nine months ended January 31, 2013 and 2012, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

5. Marketable Securities

As of January 31, 2013, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$95,807	$—	$95,807
Corporate bonds	—	41,304	41,304

Total	95,807	41,304	137,111
Less: current portion of marketable securities	(4,255)	(19,063)	(23,318)

Non-current marketable securities	$91,552	$22,241	$113,793

As of April 30, 2012, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$82,176	$—	$82,176
Corporate bonds	—	44,563	44,563
Commercial paper	—	5,989	5,989
U.S. Treasury and agency securities	—	3,006	3,006

Total	82,176	53,558	135,734
Less: current portion of marketable securities	(7,613)	(33,323)	(40,936)

Non-current marketable securities	$74,563	$20,235	$94,798

(1)	These investments are held in trust for settlement of the Company’s obligations of $96.5 million and $82.6 million as of January 31, 2013 and April 30, 2012, respectively, under the Executive Capital Accumulation Plan (“ECAP”) (see Note 6 – Deferred Compensation and Retirement Plans). The fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) increased by $4.6 million and decreased by $2.3 million during the nine months ended January 31, 2013 and 2012, respectively, recorded in other income (loss), net on the consolidated statements of income. The remaining activity is comprised primarily of Company and employee contributions made of $20.0 million and $1.9 million, respectively, offset by distributions of $12.9 million for the nine months ended January 31, 2013.
(2)	These securities represent excess cash invested, under our investment policy, with a professional money manager.
(3)	The Company’s financial assets measured at fair value on a recurring basis include, trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of January 31, 2013 and April 30, 2012, the Company had cash equivalents of $58.5 million and $60.5 million and restricted cash of $2.9 million and $10.0 million, respectively, classified as Level 1.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	January 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$41,259	$89	$(44)	$41,304

	April 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$44,498	$81	$(16)	$44,563
Commercial paper	5,993	1	(5)	5,989
U.S. Treasury and agency securities	3,006	—	—	3,006

Total	$53,497	$82	$(21)	$53,558

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2013 and April 30, 2012, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of January 31, 2013 and April 30, 2012, marketable securities classified as available-for-sale consist of corporate bonds and as of April 30, 2012 also includes commercial paper and U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of January 31, 2013, available for sale marketable securities have remaining maturities ranging from one month to 3.0 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company mirrors these elections. As of January 31, 2013 and April 30, 2012, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of January 31, 2013 and April 30, 2012, the Company’s marketable securities classified as trading were $95.8 million (net of gross unrealized gains of $5.1 million and no gross unrealized losses) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Interest cost	$756	$884	$2,268	$2,652
Amortization of actuarial loss	594	355	1,782	1,065

Net periodic benefit costs	$1,350	$1,239	$4,050	$3,717

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $156.8 million and $151.1 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of January 31, 2013 and April 30, 2012, respectively. The market value of the underlying COLI investments increased by $2.0 million and $4.2 million during the three and nine months ended January 31, 2013, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. During the three and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

nine months ended January 31, 2012, the market value of the underlying COLI investments increased by $2.2 million and $3.3 million, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended January 31, 2013 and 2012, of $0.7 million and $0.2 million, respectively. The Company made contributions to the ECAP during the nine months ended January 31, 2013 and 2012, of $20.0 million and $15.5 million, respectively. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2013, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $2.9 million and $3.4 million, respectively. During the three months ended January 31, 2012, deferred compensation liability increased; therefore, the Company recognized compensation expense of $1.6 million. During the nine months ended January 31, 2012, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $2.0 million.

7. Restructuring Charges, Net

During the three and nine months ended January 31, 2013, the Company implemented a restructuring plan in order to align its cost structure to anticipated revenue levels and to integrate PDI Ninth House (“PDI”) in order to eliminate redundant positions. This resulted in restructuring charges of $4.4 million and $19.9 million against operations in the three and nine months ended January 31, 2013, respectively, of which $15.7 million relates to severance and $4.2 million relates to consolidation of premises. During the three and nine months ended January 31, 2012 the Company increased previously recorded restructuring charges resulting in restructuring costs of $0.9 million due primarily to the inability to sublease space, which was included in the original estimate.

Changes in the restructuring liability during the three months ended January 31, 2013 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2012	$9,238	$7,263	$16,501
Charge to expense	4,441	—	4,441
Non-cash items	(228)	(183)	(411)
Reductions for cash payments, net of refund	(4,985)	(1,109)	(6,094)
Exchange rate fluctuations	138	31	169

Liability as of January 31, 2013	$8,604	$6,002	$14,606

Changes in the restructuring liability during the nine months ended January 31, 2013 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2012	$38	$2,732	$2,770
Charge to expense	15,765	5,179	20,944
Reductions/recoveries (1)	(38)	(970)	(1,008)
Non-cash items	(328)	121	(207)
Reductions for cash payments, net of refund	(6,991)	(1,027)	(8,018)
Exchange rate fluctuations	158	(33)	125

Liability as of January 31, 2013	$8,604	$6,002	$14,606

(1)	During the nine months ended January 31, 2013, the Company recovered $1.0 million from a legal settlement (related to premises) attributable to a previous restructuring action.

As of January 31, 2013 and April 30, 2012, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheet, except for $3.3 million and $1.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next 13 years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

The restructuring liability by segment is summarized below:

	January 31, 2013
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$1,518	$3,126	$4,644
Europe, Middle East and Africa (“EMEA”)	1,750	1,566	3,316
Asia Pacific	8	91	99

Total Executive Recruitment	3,276	4,783	8,059
Leadership and Talent Consulting	4,225	—	4,225
Futurestep	452	1,219	1,671
Corporate	651	—	651

Liability as of January 31, 2013	$8,604	$6,002	$14,606

	April 30, 2012
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$43	$43
EMEA	38	1,780	1,818

Total Executive Recruitment	38	1,823	1,861
Futurestep	—	909	909

Liability as of April 30, 2012	$38	$2,732	$2,770

8. Business Segments

In the first quarter of fiscal 2013, the Company changed the composition of its global business segments. Given the importance to the Company’s strategy and development of financial and operational metrics for the Leadership & Talent Consulting business services, the Company’s chief operating decision maker (“CODM”) began to regularly make resource allocation decisions and assess performance separately for Executive Recruitment and Leadership & Talent Consulting. Therefore, under the new reporting format Executive Recruitment and Leadership & Talent Consulting are reported separately. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Operating results for three and nine months ended January 31, 2012 have been revised to conform to the new segment reporting. During the three and nine months ended January 31, 2012, the Company also revised the presentation of expenses that are not directly associated with Futurestep resulting in an increase in Futurestep’s operating income of $0.6 million and $1.7 million, respectively, offset by a decrease in Executive Recruitment operating income.

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

January 31, 2013

The Company evaluates performance and allocates resources based on the CODM’s review of (1) fee revenue and (2) segment income (loss). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items are excluded from segment income (loss).

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2013
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	& Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$71,259	$33,600	$18,301	$7,334	$130,494	$41,155	$30,355	$—	$202,004
Segment income (loss)	$14,637	$4,177	$1,913	$920	$21,647	$1,643	$3,722	$(13,865)	$13,147
Restructuring charges, net	—	—	—	—	—	4,441	—	—	4,441

Operating income (loss)	$14,637	$4,177	$1,913	$920	$21,647	$(2,798)	$3,722	$(13,865)	$8,706

	Three Months Ended January 31, 2012
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	& Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$72,000	$34,442	$18,383	$7,256	$132,081	$28,031	$25,839	$—	$185,951
Segment income (loss)	$15,601	$4,419	$1,397	$1,687	$23,104	$5,195	$1,587	$(12,792)	$17,094
Restructuring charges, net	(15)	897	—	(99)	783	—	146	—	929

Operating income (loss)	$15,616	$3,522	$1,397	$1,786	$22,321	$5,195	$1,441	$(12,792)	$16,165

	Nine Months Ended January 31, 2013
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	& Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$212,806	$96,565	$54,022	$22,295	$385,688	$107,999	$91,242	$—	$584,929
Segment income (loss)	$47,164	$9,788	$4,104	$4,226	$65,282	$12,834	$10,227	$(39,923)	$48,420
Restructuring charges, net	5,436	4,752	613	—	10,801	5,118	3,086	931	19,936

Operating income (loss)	$41,728	$5,036	$3,491	$4,226	$54,481	$7,716	$7,141	$(40,854)	$28,484

	Nine Months Ended January 31, 2012
	Executive Recruitment					Leadership
	North America	EMEA	Asia Pacific	South America	Subtotal	& Talent Consulting	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$229,449	$108,681	$62,706	$23,204	$424,040	$83,757	$84,621	$—	$592,418
Segment income (loss)	$58,417	$14,451	$8,858	$6,572	$88,298	$11,389	$7,258	$(38,502)	$68,443
Restructuring charges, net	(15)	897	—	(99)	783	—	146	—	929

Operating income (loss)	$58,432	$13,554	$8,858	$6,671	$87,515	$11,389	$7,112	$(38,502)	$67,514

9. Long-Term Debt

The Company entered into a new senior unsecured revolving Credit Agreement (the “Facility”) on January 18, 2013, which provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit. The facility matures on January 18, 2018 and replaces the senior secured Loan Agreement dated as of March 14, 2011 (the “Previous Facility”) that was terminated on the same date the Facility was entered into with the exception of the letters of credits that are still outstanding under the Previous Facility. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. The Company is required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio and a minimum adjusted EBITDA. In addition, there is a domestic liquidity requirement that the Company maintain $50 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common stock.

As of January 31, 2013 and April 30, 2012, the Company had no borrowings under the Facility or Previous Facility. At January 31, 2013 and April 30, 2012, there was $2.7 million and $2.9 million, respectively, of standby letters of credit issued under the Previous Facility. The Company was required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding under the Previous Facility as of January 31, 2013. As of April 30, 2012, under the Previous Facility, the Company had $10.0 million of restricted cash. There is no restricted cash requirement under the Facility.

10. Acquisitions

On December 31, 2012, the Company acquired all outstanding shares of Minneapolis-based PDI, a leading, globally-recognized provider of leadership assessment and development solutions, for $92.5 million, net of cash acquired, which includes $14.9 million in contingent consideration, for the achievement of certain post-closing synergies. As of January 31, 2013, the contingent consideration is included in other accrued liabilities in the accompanying consolidated balance sheets, which is payable, if at all, in three installments in fiscal 2014 and 2015, upon reaching post-closing synergies up to $8.0 million. PDI has been in business for over 45 years and operates in more than 20 global locations.

On September 1, 2012, the Company acquired all outstanding membership interests of Global Novations, LLC, (“Global Novations”) a leading provider of diversity & inclusion and leadership development solutions, for $34.5 million in cash, net of cash acquired. Global Novations has more than 150 offerings designed to develop leaders, enable high-performing cultures and deliver business outcomes for its clients. Key diversity and inclusion and leadership offerings include consulting, training and education and e-learning. Global Novations has more than 30 years of experience and has served clients in more than 40 countries, including more than half of the Fortune 100.

The primary reasons for the above acquisitions were to strengthen and expand our talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of PDI and Global Novations are included in the Company’s consolidated financial statements from December 31, 2012 and September 1, 2012, respectively, the effective dates of the acquisitions, and include $11.6 million and $16.8 million in fee revenue during the three and nine months ended January 31, 2013, respectively. PDI and Global Novations are reported in our Leadership & Talent Consulting segment.

Following is a summary of acquisitions completed during the nine months ended January 31, 2013:

	Global Novations (1)	PDI Ninth House	Total
	(in thousands)
Assets acquired	$8,008	$25,107	$33,115
Intangibles acquired	12,200	30,000	42,200
Liabilities acquired	6,258	26,382	32,640

Net assets acquired	13,950	28,725	42,675
Purchase price	34,471	92,446	126,917

Goodwill	$20,521	$63,721	$84,242

Acquisition costs	$650	$1,979	$2,629

(1)	During the three months ended January 31, 2013, adjustments to the preliminary purchase price allocation, resulted in a $0.1 million increase in purchase price and goodwill.

The aggregate purchase price for PDI and Global Novations was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of January 31, 2013, these allocations remain preliminary as it relates to, among other things, items such as working capital adjustments and income taxes. The

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2013

measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, not to exceed 12 months. Adjustments to purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisitions occurred.

11. Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $32.3 million and $13.5 million as of January 31, 2013 and April 30, 2012, respectively.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients to attract, engage, develop and retain their talent. We are a premier provider of executive recruitment, leadership and talent consulting and talent acquisition solutions with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, consulting and solutions services through Leadership & Talent Consulting and middle management recruiting and recruitment process out-sourcing (“RPO”) through Futurestep. Approximately 75% of the executive recruitment searches we performed in fiscal 2012 were for board level, chief executive and other senior executive and general management positions. Our 5,487 clients in fiscal 2012 included many of the world’s largest and most prestigious public and private companies, including approximately 48% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 79% of the executive recruitment assignments performed during fiscal 2012 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2013 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including Leadership & Talent Consulting and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual property investments as a means of delivering world-class service to our clients. During fiscal 2012, nearly 84% of our top 50 clients utilized at least two of our service lines. During fiscal 2013, we completed the acquisitions of Minneapolis-based PDI Ninth House (“PDI”), a leading, globally-recognized provider of leadership assessment and development solutions and Global Novations, LLC, (“Global Novations”) a leading provider of diversity & inclusion and leadership development solutions (see Note 10 – Acquisitions for additional information regarding acquisitions completed during fiscal 2013). As a result of the uncertainties and challenges that continue to face the global economy and financial markets, the Company implemented a restructuring plan in the second quarter in order to align our cost structure with anticipated revenue levels. In the third quarter of fiscal 2013 the Company recorded restructuring charges of $4.4 million in order to eliminate redundant positions due to the acquisition of PDI and in an effort to achieve our goal to sustain operational profitability.

As previously announced, beginning in the first quarter of fiscal 2012, the Company disaggregated its previously reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and Leadership & Talent Consulting. The Company now operates in three global business segments: Executive Recruitment, Leadership & Talent Consulting and Futurestep. See Note 8 – Business Segments to the notes to the consolidated financial statements included in this report for a more detailed discussion of the Company’s global business segments. Amounts reported for prior periods in this report have been reclassified to conform to the revised global business segments.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) segment income. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that unusual or infrequent items are excluded from segment income.

Fee revenue increased $16.1 million, or 9% (2% excluding fee revenue from the recently acquired PDI and Global Novations), in the three months ended January 31, 2013 to $202.0 million compared to $185.9 million in the three months ended January 31, 2012, with increases in fee revenue in Leadership & Talent Consulting and Futurestep, offset with decreases in fee revenue in Executive Recruitment lead by decreases in the North America and EMEA regions. During the three months ended January 31, 2013, we recorded consolidated segment income of $13.1 million with Executive Recruitment, Futurestep and Leadership & Talent Consulting segments contributing $21.6 million, $3.7 million and $1.6 million, respectively, offset by corporate expenses of $13.8 million. Segment income decreased $4.0 million in the three months ended January 31, 2013, from segment income of $17.1 million in the three months ended January 31, 2012.

Our cash, cash equivalents and marketable securities decreased $112.4 million, or 27%, to $305.3 million at January 31, 2013 compared to $417.7 million at April 30, 2012, mainly due to bonuses earned in fiscal 2012 and paid during the first quarter of fiscal 2013 and the purchase prices paid as a result of the acquisitions of Global Novations and PDI during the second and third quarters of fiscal 2013, respectively, partially offset by cash provided by operating activities. As of January 31, 2013, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $90.7 million and a fair value of $95.8 million. Our obligations for which these assets were held in trust totaled $96.5 million as of January 31, 2013. Our working capital decreased by $96.9 million to $181.5 million in the nine months ended January 31, 2013. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at January 31, 2013 or April 30, 2012. We are required to maintain $2.9 million on account to provide collateral for the standby letters of credit. As of January 31, 2013 and April 30, 2012, we had $2.7 million and $2.9 million, respectively, of standby letters of credit issued under our previous credit facility.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2013	2012	2013	2012
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.1	4.7	4.5	4.5

Total revenue	104.1	104.7	104.5	104.5
Compensation and benefits	69.2	67.6	68.5	66.6
General and administrative expenses	17.8	19.0	17.6	17.6
Engagement expenses	8.1	7.0	7.9	7.0
Depreciation and amortization	2.5	1.9	2.2	1.7

Segment income	6.5	9.2	8.3	11.6
Restructuring charges, net	2.2	0.5	3.4	0.2

Operating income	4.3	8.7	4.9	11.4

Net income	4.7%	6.3%	3.6%	7.1%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2013		2012		2013		2012
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Recruitment:
North America	$71,259	35.3%	$72,000	38.7%	$212,806	36.4%	$229,449	38.7%
EMEA	33,600	16.6	34,442	18.5	96,565	16.5	108,681	18.4
Asia Pacific	18,301	9.1	18,383	9.9	54,022	9.2	62,706	10.6
South America	7,334	3.6	7,256	3.9	22,295	3.8	23,204	3.9

Total Executive Recruitment	130,494	64.6	132,081	71.0	385,688	65.9	424,040	71.6
Leadership & Talent Consulting	41,155	20.4	28,031	15.1	107,999	18.5	83,757	14.1
Futurestep	30,355	15.0	25,839	13.9	91,242	15.6	84,621	14.3

Total fee revenue	202,004	100.0%	185,951	100.0%	584,929	100.0%	592,418	100.0%

Reimbursed out-of-pocket engagement expense	8,268		8,672		26,165		26,783

Total revenue	$210,272		$194,623		$611,094		$619,201

	Three Months Ended January 31,
	2013		2012		2013		2012
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
	Segment Income (Loss)				Operating Income (Loss)
Executive Recruitment:
North America	$14,637	20.5%	$15,601	21.7%	$14,637	20.5%	$15,616	21.7%
EMEA	4,177	12.4	4,419	12.8	4,177	12.4	3,522	10.2
Asia Pacific	1,913	10.5	1,397	7.6	1,913	10.5	1,397	7.6
South America	920	12.5	1,687	23.2	920	12.5	1,786	24.6

Total Executive Recruitment	21,647	16.6	23,104	17.5	21,647	16.6	22,321	16.9
Leadership & Talent Consulting	1,643	4.0	5,195	18.5	(2,798)	(6.8)	5,195	18.5
Futurestep	3,722	12.3	1,587	6.1	3,722	12.3	1,441	5.6
Corporate	(13,865)	—	(12,792)	—	(13,865)	—	(12,792)	—

Totals	$13,147	6.5%	$17,094	9.2%	$8,706	4.3%	$16,165	8.7%

	Nine Months Ended January 31,
	2013		2012		2013		2012
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
	Segment Income (Loss)				Operating Income (Loss)
Executive Recruitment:
North America	$47,164	22.2%	$58,417	25.5%	$41,728	19.6%	$58,432	25.5%
EMEA	9,788	10.1	14,451	13.3	5,036	5.2	13,554	12.5
Asia Pacific	4,104	7.6	8,858	14.1	3,491	6.5	8,858	14.1
South America	4,226	19.0	6,572	28.3	4,226	19.0	6,671	28.7

Total Executive Recruitment	65,282	16.9	88,298	20.8	54,481	14.1	87,515	20.6
Leadership & Talent Consulting	12,834	11.9	11,389	13.6	7,716	7.1	11,389	13.6
Futurestep	10,227	11.2	7,258	8.6	7,141	7.8	7,112	8.4
Corporate	(39,923)	—	(38,502)	—	(40,854)	—	(38,502)	—

Totals	$48,420	8.3%	$68,443	11.6%	$28,484	4.9%	$67,514	11.4%

(1)	Margin calculated as a percentage of fee revenue by business segment.

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Fee Revenue

Fee Revenue. Fee revenue increased $16.1 million, or 9%, to $202.0 million in the three months ended January 31, 2013 compared to 185.9 million in the three months ended January 31, 2012. The acquisitions of PDI and Global Novations contributed $11.6 million in fee revenue in our Leadership & Talent Consulting segment. Excluding PDI and Global Novations, fee revenue increased $4.5 million, or 2%, compared to the three months ended January 31, 2012. This increase in fee revenue was primarily attributable to an increase in Futurestep fee revenue and to a lesser extent, an increase in Leadership & Talent Consulting fee revenue, offset by a decrease in Executive Recruitment fee revenue as described below.

Executive Recruitment. Executive Recruitment reported fee revenue of $130.5 million, a decrease of $1.5 million, or 1%, in the three months ended January 31, 2013 compared to $132.0 million in the three months ended January 31, 2012. As detailed below, Executive Recruitment fee revenue decreased in all regions except South America in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The decrease in Executive Recruitment fee revenue was mainly due to a 2% decrease in the number of Executive Recruitment engagements billed in the three months ended January 31, 2013 as compared to the three months ended January 31, 2012, offset by a 1% increase in the weighted-average fees billed during the same period.

North America reported fee revenue of $71.3 million, a decrease of $0.7 million, or 1%, in the three months ended January 31, 2013 compared to $72.0 million in the three months ended January 31, 2012. North America’s decrease in fee revenue is primarily due to a 5% decrease in the number of engagements billed during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012, offset by a 4% increase in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was primarily driven by decreases in fee revenue in the technology and life sciences/healthcare sectors, partially offset by growth in the consumer goods and financial services sectors.

EMEA reported fee revenue of $33.6 million, a decrease of $0.8 million, or 2%, in the three months ended January 31, 2013 compared to $34.4 million in the three months ended January 31, 2012. EMEA’s decrease in fee revenue was primarily driven by a 3% decrease in the number of engagements billed in the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. The performance in existing offices in France, Norway, United Kingdom, Sweden and Spain were the primary contributors to the decrease in fee revenue, offset by an increase in fee revenues in Switzerland, Germany and Italy in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. In terms of business sectors, industrial experienced the largest decrease in fee revenue, offset by increases in consumer goods and life sciences/healthcare sectors in the three months ended January 31, 2013 as compared to the three months ended January 31, 2012.

Asia Pacific reported fee revenue of $18.3 million, a decrease of $0.1 million, in the three months ended January 31, 2013 compared to $18.4 million in the three months ended January 31, 2012. The decrease in fee revenue was mainly due to a 2% decrease in weighted-average fees billed per engagement, offset by a 2% increase in the number of engagements billed in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The decrease in performance in Japan, New Zealand and Malaysia were the primary contributors to the decrease in fee revenue, offset by an increase in fee revenues in Singapore, China and India in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The largest decrease in fee revenue was experienced in the industrial and consumer goods sectors, offset by growth in the technology sector in the three months ended January 31, 2013 as compared to the three months ended January 31, 2012.

South America reported fee revenue of $7.3 million, an increase of $0.1 million, in the three months ended January 31, 2013 compared to $7.2 million in the three months ended January 31, 2012. Exchange rates unfavorably impacted fee revenue for South America by $0.4 million in the three months ended January 31, 2013. The increase in fee revenue was mainly due to a 4% increase in the number of engagements billed, offset by a 3% decrease in the weighted-average fees billed per engagement in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The increase in performance in Venezuela, Colombia and Peru were the primary contributors to the increase in fee revenue, offset by a decrease in fee revenue in Brazil in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Technology and life sciences/healthcare were the main sectors contributing to the increase in fee revenue in the three months ended January 31, 2013 compared to the three months ended January 31, 2012, partially offset by a decrease in fee revenue in the industrial sector during the same period.

Leadership & Talent Consulting. Leadership & Talent Consulting serves as a bridge between a client’s business strategy and their talent strategy. Leadership & Talent Consulting combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development and enterprise learning. Leadership & Talent Consulting reported fee revenue of $41.2 million, an increase of $13.1 million, or 47%, in the three months ended January 31, 2013 compared to $28.1 million in the three months ended January 31, 2012. Excluding $11.6 million of fee revenue from the acquisitions of PDI and Global Novations, during the three months ended January 31, 2013, fee revenue was $29.6 million, an increase of $1.5 million, or 5% compared to the three months ended January 31, 2012. Fee revenue increased due to an increase in product and consulting fee revenue of $1.0 million and $0.5 million, respectively, in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Fee revenue was impacted by integration efforts, a recent slowdown in overall new business and lower realized revenue per billable hour.

Futurestep. Futurestep reported fee revenue of $30.3 million, an increase of $4.5 million, or 17%, in the three months ended January 31, 2013 compared to $25.8 million in the three months ended January 31, 2012. The increase in Futurestep’s fee revenue was due to a 14% increase in the number of engagements billed, and a 2% increase in the weighted-average fees billed per engagement in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The increase in fee revenue was also positively impacted by an increase in the level of activity for existing clients in the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and middle-management recruitment.

Compensation and Benefits

Compensation and benefits expense increased $14.1 million, or 11%, to $139.8 million in the three months ended January 31, 2013 from $125.7 million in the three months ended January 31, 2012. The increase in compensation and benefits expense was mainly due to the acquisitions of PDI and Global Novations, which contributed $4.8 million and $4.2 million, respectively in compensation and benefits expense. Also contributing to the increase in compensation and benefits expense was an increase in performance related bonus expense of $4.9 million due to the mix in pre-tax income before bonus and restructuring expense by operating segment for the three months ended January 31, 2013 compared to the three months ended January 31, 2012. In addition, there was a decrease in salaries and payroll related expense of $2.6 million due to lower consultant headcount in Executive Search and Futurestep mainly due to restructuring efforts in the second quarter of fiscal year 2013, offset by $1.3 million increase in the fair value of amounts owed under certain compensations plans, $0.7 million increase in outside contractor expense and $0.6 million increase in recruiting expenses primarily in Leadership & Talent Consulting and our Information and Technology department.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $2.9 million in the three months ended January 31, 2013 compared to $1.6 million in compensation and benefits expense in the three months ended January 31, 2012. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), of $3.8 million and $2.2 million in the three months ended January 31, 2013 and, 2012, respectively, recorded in other income (loss), net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $2.5 million, or 3%, to $89.4 million in the three months ended January 31, 2013 compared to $86.9 million in the three months ended January 31, 2012, primarily due to an increase of $3.5 million in performance related bonus expense due to the increase in pre-tax profitability of the segment before bonus and restructuring expenses and a $1.1 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease of $2.0 million in salaries and related payroll taxes due to the 3% decrease in average Executive Recruitment consultant headcount. Executive Recruitment compensation and benefits expense increased as a percentage of fee revenue to 69% from 66% in the three months ended January 31, 2013 and 2012, respectively.

Leadership & Talent Consulting compensation and benefits expense increased $10.1 million, or 68%, to $25.0 million in the three months ended January 31, 2013 from $14.9 million in the three months ended January 31, 2012. The increase was primarily due to the acquisitions of PDI and Global Novations. Excluding PDI and Global Novations, compensation and benefits expense increased $1.1 million, or 7% in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. The increase was driven by an increase in performance related bonus expense of $0.4 million due to an increase in fee revenue, an increase in salaries and related payroll taxes of $0.4 million and an increase in recruiting expenses of $0.2 million. The increase in salaries and related payroll taxes was due to an 8% increase in the average headcount during the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 61% in the three months ended January 31, 2013 from 53% in the three months ended January 31, 2012.

Futurestep compensation and benefits expense increased $1.3 million, or 7%, to $20.3 million in the three months ended January 31, 2013 from $19.0 million in the three months ended January 31, 2012. The increase was primarily driven by an increase in the performance related bonus expense of $1.5 million in order to support the increase in fee revenues. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 67% in the three months ended January 31, 2013 from 74% in the three months ended January 31, 2012.

Corporate compensation and benefits expense increased $0.2 million, or 4%, to $5.1 million in the three months ended January 31, 2013 from $4.9 million in the three months ended January 31, 2012 mainly due to a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $2.0 million and $2.2 million in the three months ended January 31, 2013 and 2012, respectively. The smaller increase in CSV of COLI was due to a smaller increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans.

General and Administrative Expenses

General and administrative expenses increased $0.7 million, or 2%, to $35.9 million in the three months ended January 31, 2013 compared to $35.2 million in the three months ended January 31, 2012. The increase is attributable to the acquisitions of PDI and Global Novations, which resulted in an increase in general and administrative expense of $1.2 million and $0.8 million, respectively, and $2.5 million in transaction and integration costs as a result of the PDI acquisition. Offsetting the increase in general and administrative expenses is a decrease in legal and other professional service fees of $3.2 million and favorable foreign exchange rates, resulting in a gain of $1.0 million in the three months ended January 31, 2013 compared to the three months ended January 31, 2012. General and administrative expenses as a percentage of fee revenue was 18% in the three months ended January 31, 2013 compared to 19% in the three months ended January 31, 2012.

Executive Recruitment general and administrative expenses decreased $3.2 million, or 16%, to $16.8 million in the three months ended January 31, 2013 from $20.0 million in the three months ended January 31, 2012. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $1.2 million in the three months ended January 31, 2013 compared to the three months ended January 31, 2012, a decline in the bad debt expense, premise and office expense, other professional services and business development expenses of $0.9 million, $0.5 million, $0.3 million and $0.3 million, respectively. The decrease in bad debt expense was due to a decline in historical bad debt trends while the decrease in premise and office expense was due to the restructuring that took place in the second quarter of fiscal 2013. The decrease in other professional services and business development expenses was due to ongoing cost control initiatives. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 13% in the three months ended January 31, 2013 compared to 15% in the three months ended January 31, 2012.

Leadership & Talent Consulting general and administrative expenses increased $2.9 million, or 88%, to $6.2 million in the three months ended January 31, 2013 from $3.3 million in the three months ended January 31, 2012. The acquisitions of PDI and Global Novations contributed $2.0 million to the increase in general and administrative expenses. Also contributing to the increase in general and administrative expenses, was an increase in bad debt expense of $0.6 million with the remaining increase in travel related expenses due to integration efforts. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 15% in the three months ended January 31, 2013 compared to 12% in the three months ended January 31, 2012.

Futurestep general and administrative expenses increased $0.3 million, or 7%, to $4.8 million in the three months ended January 31, 2013 compared to $4.5 million in the three months ended January 31, 2012. The increase in general and administrative expenses was driven by an increase of bad debt expense due to an increase in business activity during the three months ended January 31, 2013 compared to the three months ended January 31, 2012. Futurestep general and administrative expenses as a percentage of fee revenue was 16% in the three months ended January 31, 2013 compared to 17% in the three months ended January 31, 2012.

Corporate general and administrative expenses increased $0.7 million, or 9%, to $8.1 million in the three months ended January 31, 2013 compared to $7.4 million in the three months ended January 31, 2012. The increase in general and administrative expenses was driven by an increase of $2.5 million in transaction and integration costs as a result of the PDI acquisition, $0.5 million in business development and travel related expenses, and $0.3 million due to foreign exchange loss of $0.2 million in the three months ended January 2013 compared to a foreign exchange gain of $0.1 million in the three months ended January 31, 2012, offset by a decrease of $2.8 million in legal and other professional fees. The increase in business development expense was due to advertising and promotion expense in order to support the Company’s overall business activity.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $3.4 million, or 26%, to $16.4 million in the three months ended January 31, 2013 compared to $13.0 million in the three months ended January 31, 2012. The increase is attributable to the acquisitions of Global Novations and PDI which resulted in an increase in engagement expenses of $1.9 million and $1.1 million, respectively. Engagement expenses as a percentage of fee revenue was 8% in the three months ended January 31, 2013 compared to 7% in the three months ended January 31, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $5.1 million and $3.6 million in the three months ended January 31, 2013 and 2012, respectively. The increase is attributable to the acquisitions of Global Novations and PDI which resulted in an increase in depreciation and amortization expense of $0.6 million and $0.6 million, respectively due to the increase in fixed assets and intangible assets from the acquisitions. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the three months ended January 31, 2013, we recorded $4.4 million of severance costs in restructuring charges, net, in order to eliminate redundant positions due to the acquisition of PDI. During the three months ended January 31, 2012, we increased previously recorded restructuring charges, net by $0.9 million, primarily related to the inability to sublease space, which was included in the original estimate.

Segment Income

Segment income decreased $4.0 million to $13.1 million in the three months ended January 31, 2013 compared to $17.1 million in the three months ended January 31, 2012. This decrease in segment income resulted primarily from an increase of $14.1 million in compensation and benefits expense, $3.4 million increase in engagement expenses, $1.5 million increase in depreciation and amortization expense, and $0.7 million increase in general and administrative expenses during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012, offset by a $16.1 million increase in fee revenues. Segment margin declined by 2.7 percentage points during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012, primarily due to a change in mix of fee revenues and operating profits by operating segment, and the impact of the change in market value of certain deferred compensation liabilities and an increase in global expenses of the Company recorded in the Corporate segment.

Executive Recruitment segment income decreased $1.5 million, to $21.6 million in the three months ended January 31, 2013 compared to $23.1 million in the three months ended January 31, 2012. The decrease in Executive Recruitment segment income is attributable to a $2.5 million increase in compensation and benefits expense, a decrease of fee revenue of $1.5 million and an increase in depreciation and amortization expense of $0.2 million, offset by a decrease of $3.2 million in general and administrative expenses during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. Executive Recruitment segment income during the three months ended January 31, 2013 as a percentage of fee revenue was 17% compared to 18% in the three months ended January 31, 2012.

Leadership & Talent Consulting segment income decreased by $3.6 million, to $1.6 million in the three months ended January 31, 2013, as compared to $5.2 million in the three months ended January 31, 2012. The decrease is primarily attributed to lower than projected fee revenue generated by the Leadership & Talent Consulting practice. The lower fee revenue is primarily due to lower than projected billable hours resulting from the complexities and business interruption associated with integrating both PDI and Global Novations into our legacy Leadership & Talent Consulting business over a four month period. Coupled with the integration efforts, fee revenues and operating income were adversely affected by a recent slowdown in overall new business and lower realized revenue per billable hour. In addition to lower than projected fee revenues, there was an increase in compensation and benefits expense, general and administrative expenses (bad debts), engagement expenses and amortization resulting from the acquisitions. The majority of the increase in compensation and benefits expense, general and administrative expenses, engagement expenses and depreciation was due to the acquisitions of PDI and Global Novations.

Futurestep segment income increased by $2.1 million, to $3.7 million in the three months ended January 31, 2013, as compared to $1.6 million in the three months ended January 31, 2012. The increase in Futurestep segment income was primarily due to an increase in fee revenue of $4.5 million, offset by an increase of $1.3 million in compensation and benefits expense, $0.7 million increase in costs to execute resource process outsourcing engagements, and an increase in general and administrative expenses of $0.3 million. Futurestep segment income as a percentage of fee revenue was 12% in the three months ended January 31, 2013, compared to 6% in the three months ended January 31, 2012.

Other Income (Loss), Net

Other income (loss), net increased by $1.7 million, to income of $3.3 million in the three months ended January 31, 2013 as compared to income of $1.6 million in the three months ended January 31, 2012. The increase in other income (loss), net reflects a $1.6 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the three months ended January 31, 2013 as compared to the three months ended January 31, 2012. Offsetting this increase in other income (loss), net is a $1.3 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the same period, which resulted in an increase of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.3 million in the three months ended January 31, 2013 and 2012.

Income Tax Provision

The provision for income taxes was $2.8 million in the three months ended January 31, 2013 compared to $6.1 million in the three months ended January 31, 2012. The provision for income taxes in the three months ended January 31, 2013 and 2012 reflects a 24% and 35% effective tax rate, respectively. The decrease in the effective tax rate for the three months ended January 31, 2013 is due to a reversal of a tax payable upon the expiration of a statute of limitation, partial release of a valuation allowance on capital loss carryfowards due to capital gains generated within the Company’s ECAP program and the diminishing effect of the restructuring costs that were discrete to the previous quarter.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiaries, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in the third quarter of fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.6 million and $0.3 million in the three months ended January 31, 2013 and 2012, respectively.

Nine Months Ended January 31, 2013 Compared to Nine Months Ended January 31, 2012

Fee Revenue

Fee Revenue. Fee revenue decreased $7.5 million, or 1%, to $584.9 million in the nine months ended January 31, 2013 compared to $592.4 million in the nine months ended January 31, 2012. The acquisitions of PDI and Global Novations contributed $16.8 million in fee revenue in Leadership & Talent Consulting. Excluding fee revenue from the acquisitions of PDI and Global Novations, fee revenue was $568.1 million during the nine months ended January 31, 2013, a decrease of $24.3 million, or 4%, compared to the nine months ended January 31, 2012. The decrease in fee revenue was attributable to a 5% decrease in the weighted-average fees billed per engagement during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012, offset by a 1% increase in the number of engagements billed during the same period. Weighted-average fees billed is impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates unfavorably impacted fee revenues by $12.2 million in the nine months ended January 31, 2013.

Executive Recruitment. Executive Recruitment reported fee revenue of $385.7 million, a decrease of $38.3 million, or 9%, in the nine months ended January 31, 2013 compared to $424.0 million in the nine months ended January 31, 2012. As detailed below, Executive Recruitment fee revenue decreased in all regions in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The decrease in Executive Recruitment fee revenue was mainly due to a 7% decrease in the number of Executive Recruitment engagements billed in the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012 and a 2% decrease in the weighted-average fee billed per engagement during the same period and due to a decline in the number of consultants and productivity per consultant driven by a decline in the overall market. Exchange rates unfavorably impacted fee revenues by $8.6 million in the nine months ended January 31, 2013.

North America reported fee revenue of $212.8 million, a decrease of $16.7 million, or 7%, in the nine months ended January 31, 2013 compared to $229.5 million in the nine months ended January 31, 2012. North America’s decrease in fee revenue is primarily due to a 6% decrease in the number of engagements billed during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012, and a 1% decrease in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was primarily driven by decreases in fee revenue in the industrial, life sciences/healthcare, financial services, and consumer goods sectors, partially offset by the growth in education/non-profit sector. Exchange rates unfavorably impacted North America fee revenue by $0.2 million in the nine months ended January 31, 2013.

EMEA reported fee revenue of $96.6 million, a decrease of $12.0 million, or 11%, in the nine months ended January 31, 2013 compared to $108.6 million in the nine months ended January 31, 2012. EMEA’s decrease in fee revenue was primarily driven by a 10% decrease in the number of engagements billed and a 1% decrease in weighted-average fees billed per engagement in the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012. Exchange rates unfavorably impacted EMEA’s fee revenue by $5.1 million in the nine months ended January 31, 2013. The performance in existing offices in the France, United Kingdom, Spain, Norway and Turkey were the primary contributors to the decrease. In terms of business sectors, industrial, life sciences/healthcare and technology experienced the largest decreases in fee revenue, partially offset by the growth in consumer goods and education/non-profit sectors in the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012.

Asia Pacific reported fee revenue of $54.0 million, a decrease of $8.7 million, or 14%, in the nine months ended January 31, 2013 compared to $62.7 million in the nine months ended January 31, 2012, mainly due to a 15% decrease in the number of engagements billed, partially offset by a 2% increase in weighted-average fees billed per engagement in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The decrease in performance in Japan, Australia and Hong Kong were the primary contributors to the decrease in fee revenue, offset by an increase in fee revenues in Singapore. The largest decrease in fee revenue was experienced in the industrial, consumer goods and financial services sectors, offset by growth in the technology sector. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $1.0 million in the nine months ended January 31, 2013.

South America reported fee revenue of $22.3 million, a decrease of $0.9 million, or 4%, in the nine months ended January 31, 2013 compared to $23.2 million in the nine months ended January 31, 2012. Exchange rates unfavorably impacted fee revenue for South America by $2.3 million in the nine months ended January 31, 2013. The decrease in fee revenue was mainly due to a decrease in the weighted-average fees billed offset by an increase in the number of engagements billed. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue, offset by increases in fee revenue in Peru and Chile. Industrial and financial services were the main sectors contributing to the decrease in fee revenue, partially offset by growth in the consumer and technology sectors.

Leadership & Talent Consulting. Leadership & Talent Consulting serves as a bridge between a client’s business strategy and their talent strategy. Leadership & Talent Consulting combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development and enterprise learning. Leadership & Talent Consulting reported fee revenue of $108.0 million, an increase of $24.2 million, or 29%, in the nine months ended January 31, 2013 compared to $83.8 million in the nine months ended January 31, 2012. Excluding fee revenue of $16.8 million from the acquisitions of PDI and Global Novations, fee revenue would have been $91.2 million, an increase of $7.4 million, or 9% as compared to the nine months ended January 31, 2012. Excluding fee revenue from the acquisitions of PDI and Global Novations, the improvement in fee revenue was driven by an increase in broad based client demand with increases in the number of consulting clients and in fee revenue productivity per consultant in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The increase in fee revenue consisted of an increase in fee revenue in EMEA of $3.1 million, or 20%, to $18.4 million, an increase in South America fee revenue of $1.2 million to $4.0 million, an increase in Asia Pacific fee revenue of $0.8 million to $10.0 million and an increase in fee revenue in North America of $2.3 million or 4% to $58.8 million. Exchange rates unfavorably impacted fee revenue for Leadership & Talent Consulting by $1.5 million in the nine months ended January 31, 2013.

Futurestep. Futurestep reported fee revenue of $91.2 million, an increase of $6.6 million, or 8%, in the nine months ended January 31, 2013 compared to $84.6 million in the nine months ended January 31, 2012. The increase in Futurestep’s fee revenue was due to a 15% increase in the number of engagements billed, offset by a 6% decrease in the weighted-average fees billed per engagement in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The increase in fee revenue was also positively impacted by an increase in level of activity for existing clients in the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012. Improvement in Futurestep fee revenue is primarily driven by increases in recruitment process outsourcing and partially in middle-management recruitment. Exchange rates unfavorably impacted fee revenue for Futurestep by $2.1 million in the nine months ended January 31, 2013.

Compensation and Benefits

Compensation and benefits expense increased $6.3 million, or 2%, to $400.9 million in the nine months ended January 31, 2013 from $394.6 million in the nine months ended January 31, 2012. The increase in compensation and benefits expense was mainly due to the acquisitions of Global Novations and PDI, which contributed $7.4 million and $4.8 million, respectively. Excluding PDI and Global Novations, compensation and benefits expense decreased by $5.9 million, or 1% compared to the nine months ended January 31, 2012. The decrease in compensation and benefits was mainly due to a $6.1 million, or 3% decrease in salaries and related taxes (excluding PDI and Global Novations) and an increase in the cash surrender value of the company owned life insurance that reduced compensation and benefits expense by $0.9 million. Salaries and related payroll taxes declined due to a 6% decrease in the average Executive Recruitment consultant headcount during the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. Also contributing to the decline in compensation and benefits expense was a $1.0 million decrease in performance related bonus expense to $81.8 million from $82.8 million. The decrease in performance related bonus expense was driven by a decrease in fee revenue and a decline in the Company’s overall level of profitability as defined by pre-tax income before bonus and restructuring expense in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. Offsetting the decline in compensation and benefits expense was an increase in the fair value of amounts owed under certain compensation plans of $5.4 million, partially offset by $1.8 million decrease in prepaid compensation and a decrease in stock based compensation of $1.4 million due to a smaller amount of awards being granted. Exchange rates favorably impacted compensation and benefits expenses by $6.9 million during the nine months ended January 31, 2013.

The changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase to compensation and benefits expense of $3.4 million in the nine months ended January 31, 2013 compared to a reduction of $2.0 million in compensation and benefits expense in the nine months ended January 31, 2012. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), of $4.9 million in the nine months ended January 31, 2013 compared to $1.9 million decrease in the fair value of marketable securities classified as trading in the nine months ended January 31, 2012, recorded in other income (loss), net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense decreased $10.1 million, or 4%, to $260.8 million in the nine months ended January 31, 2013 compared to $270.9 million in the nine months ended January 31, 2012, primarily due to a $6.7 million or 4% decrease in salaries and related payroll taxes and a $0.9 million decline from the reduction in the use of outside contractors, offset by the increase in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase in compensation expense of $4.8 million in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. Salaries and related payroll taxes declined due to the 6% decrease in average Executive Recruitment consultant headcount while the decrease in the use of outside consultants was due to ongoing cost control initiatives. In addition, performance related bonus expense decreased by $2.9 million driven by the Company’s decrease in fee revenue and a decline in consultant headcount, which contributed to the decrease in the overall level of profitability as defined by pre-tax income before bonus and restructuring expense. Exchange rates favorably impacted compensation and benefits expense by $4.7 million during the nine months ended January 31, 2013. Executive Recruitment compensation and benefits expense increased as a percentage of fee revenue to 68% from 64% in the nine months ended January 31, 2013 and 2012, respectively.

Leadership & Talent Consulting compensation and benefits expense increased $14.4 million, or 31%, to $60.4 million in the nine months ended January 31, 2013 from $46.0 million in the nine months ended January 31, 2012. The increase was primarily due to the acquisitions of Global Novations and PDI, an increase in performance related bonus expense of $1.5 million and an increase of $0.5 million in salaries and related payroll taxes. Global Novations and PDI contributed $7.4 million and $4.8 million, respectively of compensation and benefits expense for the nine months ended January 31, 2013. The increase in the performance related bonus expense was driven by the 9% increase in fee revenue (excluding fee revenue from Global Novations and PDI), which contributed to the overall level of profitability as defined by pre-tax income before bonus and restructuring expense while the increase in salaries and related payroll taxes is due to an 8% increase in average headcount (excluding Global Novations and PDI) in the nine months ended January 31, 2013 compared to the ninth months ended January 31, 2012. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 56% in the nine months ended January 31, 2013 from 55% in the nine months ended January 31, 2012. Exchange rates favorably impacted compensation and benefits expense by $0.9 million during the nine months ended January 31, 2013.

Futurestep compensation and benefits expense increased $1.8 million, or 3%, to $62.4 million in the nine months ended January 31, 2013 from $60.6 million in the nine months ended January 31, 2012. The increase was primarily due to an increase in performance related bonus expense of $1.7 million which was driven by the 8% increase in fee revenue. Exchange rates favorably impacted compensation and benefits expense by $1.3 million. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 68% in the nine months ended January 31, 2013 from 72% in the nine months ended January 31, 2012.

Corporate compensation and benefits expense increased $0.2 million, or 1%, to $17.3 million in the nine months ended January 31, 2013 from $17.1 million in the nine months ended January 31, 2012. Compensation and benefits expense increased due to a 6% increase in the average headcount contributed in part by transfers of individuals performing certain functions from Executive Recruitment to Corporate functions, an increase in the amortization of our deferred compensation plan as a result of higher employer contributions and the changes in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase of compensation expense of $0.4 million in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. Offsetting the increases in compensation and benefits expense was a change in the CSV of COLI, which reduced compensation and benefits expense by $4.2 million and $3.3 million in the nine months ended January 31, 2013 and 2012, respectively, and the decrease in the performance related bonus expense of $1.3 million. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans.

General and Administrative Expenses

General and administrative expenses decreased $1.5 million, or 1%, to $102.7 million in the nine months ended January 31, 2013 compared to $104.2 million in the nine months ended January 31, 2012. The acquisitions of PDI and Global Novations, resulted in an increase in general and administrative expense of $1.2 million and $1.3 million, respectively. Excluding the acquisitions, general and administrative expense decreased $4.0 million, or 4%, in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The decrease in general and administrative expenses is attributable to a decrease in legal and professional fees of $5.0 million, a decrease in foreign exchange loss of $1.6 million, a decline in the bad debt expense of $0.8 million, and a decrease in business development expense of $0.7 million. These decreases were partially offset by an increase of $2.5 million in transaction and integration costs incurred as part of the acquisition of PDI, a reduction in contingent consideration relating to a prior acquisition of $2.2 million which reduced general and administrative expenses in the nine months ended January 31, 2012, and an increase of $0.6 million in premise and office expense mainly due to higher insurance premiums. The decrease in business development expense was due to the ongoing cost control initiatives implemented by the Company to reduce costs while the decrease in bad debt expense was due to a decline in historical bad debt trends. Exchange rates favorably impacted general and administrative expenses by $3.1 million in the nine months ended January 31, 2013. General and administrative expenses as a percentage of fee revenue was 18% in both the nine months ended January 31, 2013 and 2012.

Executive Recruitment general and administrative expenses decreased $6.0 million, or 10%, to $52.5 million in the nine months ended January 31, 2013 from $58.5 million in the nine months ended January 31, 2012. The decrease in general and administrative expenses was driven by a decrease of $2.0 million in bad debt expense, foreign exchange gain of $0.2 million in the nine months ended January 31, 2013 compared to a foreign exchange loss of $1.0 million in the nine months ended January 31, 2012, $1.4 million decrease in premises and office expense, a decrease of $0.8 million in travel related expense and $0.5 million decrease in business development expenses. The decrease in bad debt expense was due to a decline in historical bad debt trends while the decrease in premise expense was due to the restructuring that took place in the second quarter of fiscal 2013 and lower maintenance costs. The decrease in travel related expense and business development expense was due to the implementation of ongoing cost control initiatives. Exchange rates favorably impacted general and administrative expenses by $1.9 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 14% in both the nine months ended January 31, 2013 and 2012.

Leadership & Talent Consulting general and administrative expenses increased $3.7 million, or 32%, to $15.4 million in the nine months ended January 31, 2013 from $11.7 million in the nine months ended January 31, 2012. The increase in general and administrative expense was due in large part to the acquisitions of PDI and Global Novations, which contributed $1.2 million and $1.3 million, respectively to the increase in general and administrative expenses. Also contributing to the increase was an increase in bad debt expense of $0.9 million and an increase in business development expense of $0.2 million in the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The increases in business development expense and bad debt expense were due to the increase in Leadership & Talent Consulting’s business activity. Exchange rates favorably impacted general and administrative expenses by $0.3 million. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in both the nine months ended January 31, 2013 and 2012.

Futurestep general and administrative expenses were $14.2 million in both the nine months ended January 31, 2013 and 2012. As compared to the nine months ended January 31, 2012, the following components of general and administrative expenses decreased in the nine months ended January 31, 2013: business development expense decreased $0.6 million, professional service fees decreased $0.3 million and travel related expenses decreased $0.2 million; such decreases were offset by increases in premise and office expense of $0.7 million and bad debt expense of $0.4 million due to an increase in business activity and an increase in historical bad debt trends during the nine months ended January 31, 2013 compared to the nine months ended January 31, 2012. The decrease in business development and travel related expenses were both due to cost control initiatives, while the decrease in professional services was due to lower legal fees. The increase in the premise and office expense was due to higher maintenance costs. Exchange rates favorably impacted general and administrative expenses by $0.9 million. Futurestep general and administrative expenses as a percentage of fee revenue was 16% in the nine months ended January 31, 2013 compared to 17% in the nine months ended January 31, 2012.

Corporate general and administrative expenses increased $0.8 million, or 4%, to $20.6 million in the nine months ended January 31, 2013 from $19.8 million in the nine months ended January 31, 2012. The increase in general and administrative expenses was due to $2.5 million in transaction and integration costs incurred as a result of the acquisition of PDI, and an increase of $0.8 million in premise and office expense as a result of higher maintenance costs. In addition, the nine months ended January 31, 2012 included a reduction in a contingent consideration of $2.2 million relating to a prior acquisition. These increases were partially offset by a decrease of $5.0 million in professional services mainly due to a decline in legal fees.

Engagement Expenses

Engagement expenses consist primarily of expenses incurred by candidates and our consultants that are normally billed to clients. Engagement expenses increased $4.4 million, or 11%, to $46.0 million in the nine months ended January 31, 2013 compared to $41.6 million in the nine months ended January 31, 2012. Excluding engagement expenses of $3.2 million from the acquisition of Global Novations and $1.1 million from the acquisition of PDI, engagement expenses would have been $41.7 million, an increase of $0.1 million compared to the nine months ended January 31, 2012. Engagement expenses as a percentage of fee revenue was 8% and 7% during the nine months ended January 31, 2013 and 2012, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $13.1 million and $10.4 million in the nine months ended January 31, 2013 and 2012, respectively, an increase of $2.7 million or 26%. This increase is attributable to the acquisition of Global Novations and PDI which resulted in an increase in depreciation and amortization expense of $1.0 million and $0.6 million, respectively, due to the increase in fixed assets and intangible assets from the acquisitions. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements and intangible assets.

Restructuring Charges, Net

During the nine months ended January 31, 2013, we implemented restructuring plans in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the acquisition of PDI. As a result, we recorded $20.9 million of restructuring charges with $15.7 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of PDI and $5.2 million relating to the consolidation of premises during the nine months ended January 31, 2013. This restructuring expense was partially offset by a $1.0 million recovery (legal settlement related to premises) from a previous restructuring action resulting in net restructuring costs of $19.9 million. During the nine months ended January 31, 2012, we increased previously recorded restructuring charges, net by $0.9 million, primarily related to the inability to sublease space, which was included in the original estimate.

Segment Income

Segment income decreased $20.0 million, to $48.4 million in the nine months ended January 31, 2013 compared to $68.4 million in the nine months ended January 31, 2012. This decrease in segment income resulted from a $7.5 million decrease in fee revenue and an increase in compensation and benefits expense, engagement expenses and depreciation expenses of $6.3 million, $4.4 million and $2.7 million, respectively, offset by a decrease in general administrative expenses of $1.5 million during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012. Segment margin declined by 3.3 percentage points during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012, primarily due to a change in mix of fee revenues by operating segment, lower operating profits in Executive Recruitment and Leadership & Talent Consulting, the impact of the change in market value of certain deferred compensation liabilities and an increase in global expenses of the Company recorded in the Corporate segment.

Executive Recruitment segment income decreased $23.1 million, to $65.2 million in the nine months ended January 31, 2013 compared to $88.3 million in the nine months ended January 31, 2012. The decrease in Executive Recruitment segment income is attributable to a decrease of $38.3 million in fee revenue, offset by a decrease of $10.1 million in compensation and benefits expense and a decrease of $6.0 million in general and administrative expenses during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012. Executive Recruitment segment income during the nine months ended January 31, 2013 as a percentage of fee revenue was 17% compared to 21% in the nine months ended January 31, 2012.

Leadership & Talent Consulting segment income increased by $1.4 million to $12.8 million in the nine months ended January 31, 2013, as compared to $11.4 million in the nine months ended January 31, 2012. The increase in Leadership & Talent Consulting segment income is primarily due to an increase of $24.2 million in fee revenue, offset by an increase of $14.4 million in compensation and benefits expense, $5.4 million in engagement expenses and $3.7 million in general and administrative expenses during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012. Leadership & Talent Consulting segment income as a percentage of fee revenue was 12% in the nine months ended January 31, 2013, compared to 14% in the nine months ended January 31, 2012.

Futurestep segment income increased by $3.0 million, to $10.2 million in the nine months ended January 31, 2013, as compared to $7.2 million in the nine months ended January 31, 2012. The increase in Futurestep segment income was primarily due to an increase in fee revenue of $6.6 million, offset by an increase in compensation and benefits expense of $1.8 million and an increase in cost to execute resource process outsourcing engagements of $1.7 million, during the nine months ended January 31, 2013, as compared to the nine months ended January 31, 2012. Futurestep segment income as a percentage of fee revenue was 11% in the nine months ended January 31, 2013, compared to 9% in the nine months ended January 31, 2012.

Other Income (Loss), Net

Other income (loss), net increased by $6.8 million, to income of $3.8 million in the nine months ended January 31, 2013 compared to a loss of $3.0 million in the nine months ended January 31, 2012. The increase in other income (loss), net reflects a $6.8 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the nine months ended January 31, 2013 as compared to the nine months ended January 31, 2012. Offsetting this increase in other income (loss), net is a $5.4 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the same period, which resulted in an increase of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.7 million and $1.3 million in the nine months ended January 31, 2013 and 2012, respectively.

Income Tax Provision

The provision for income taxes was $11.1 million in the nine months ended January 31, 2013 compared to $22.2 million in the nine months ended January 31, 2012. The provision for income taxes in the nine months ended January 31, 2013 and 2012 reflects a 36% and 35% effective tax rate, respectively. The increase in the effective tax rate is due to continuing operating losses in countries in which we cannot recognize a tax benefit due to a valuation allowance position and a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiaries, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in the third quarter of fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $1.6 million in the nine months ended January 31, 2013, compared to $1.3 million in the nine months ended January 31, 2012.

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. The economic activity in those regions and industries showed improvement in fiscal 2012 and 2011 compared to fiscal 2010, but the pace of recovery slowed in the second half of 2012. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, it is likely that such changes would put negative pressure on demand for our services and affect our operating cash flows. In light of the current economic uncertainty, the Company implemented a restructuring plan in the second quarter of fiscal 2013 in order to align our cost structure with anticipated revenue levels. In addition, in the third quarter of fiscal 2013, we implemented another restructuring plan in order to eliminate redundant positions due to the acquisition of PDI. To the extent our efforts are insufficient, we may incur negative cash flows, and if such conditions were to persist over an extended period of time, it might require us to access our existing credit facility to meet our capital needs.

Cash and cash equivalents and marketable securities were $305.3 million and $417.7 million as of January 31, 2013 and April 30, 2012, respectively. As of January 31, 2013 and April 31, 2012, we held $121.7 million and $130.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $2.4 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds, commercial paper and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of January 31, 2013 and April 30, 2012, our marketable securities of $137.1 million and $135.7 million, respectively, included $95.8 million (net of gross unrealized gains of $5.1 million and no gross unrealized losses) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $91.5 million and $74.6 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $96.5 million and $82.6 million as of January 31, 2013 and April 30, 2012, respectively. As of January 31, 2013, we had marketable securities classified as available-for-sale with a balance of $41.3 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net decrease in our working capital of $96.9 million as of January 31, 2013 compared to April 30, 2012 is primarily attributable to a decrease in cash and cash equivalents and marketable securities and an increase in other accrued liabilities, partially offset by an increase in accounts receivable and a decrease in compensation and benefits payable. Cash and cash equivalents and compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2012 and paid during the first quarter fiscal 2013 and Company contributions made to the ECAP. Cash and cash equivalents also decreased as a result of the acquisitions of Global Novations and PDI while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 64 days to 77 days from April 30, 2012 to January 31, 2013. Accounts receivable also increased as a result of the acquisitions of PDI and Global Novations, which accounted for $25.7 million of the increase. The decrease in marketable securities is due to reinvesting in available-for-sale securities with larger maturities and lower expected ECAP payments in the next twelve months. The increase in other accrued liabilities is primarily due to restructuring accruals recorded in the nine months ended January 31, 2013 that are due within one year and $14.9 million in contingent liabilities due to the acquisition of PDI. Cash used in operating activities was $2.2 million in the nine months ended January 31, 2013, a change of $6.1 million, from cash provided by operating activities of $3.9 million in the nine months ended January 31, 2012. The increase in cash used in operating activities is primarily due to lower operating income, offset by a decrease in fiscal 2012 bonuses paid in the first half of fiscal 2013 as compared to fiscal 2011 bonuses paid during the first half of fiscal 2012. The Company paid bonuses related to fiscal 2012 and advances for fiscal 2013 of $112.1 million in cash during fiscal 2013, and expects to pay bonuses related to fiscal 2012 of $0.2 million in cash during the remainder of fiscal 2013.

Cash used in investing activities was $110.3 million in the nine months ended January 31, 2013; an increase of $81.9 million from cash used in investing activities of $28.4 million in the nine months ended January 31, 2012. The increase in cash used in investing activities is primarily attributable to the purchase price payment for the acquisition of PDI of $77.6 million and Global Novations of $34.5 million, offset by an increase of $17.5 million in net proceeds from the purchase and sale/maturities of marketable securities. In addition, there was $7.2 million in restricted cash that became unrestricted during the quarter as a result of entering into a new credit agreement, as described below, that does not require the Company to maintain a certain amount of cash as collateral (which was required under the Company’s prior credit facility), and a decrease in cash used to purchase property and equipment of $4.1 million.

Cash used in financing activities was $1.1 million in the nine months ended January 31, 2013, an increase of $2.4 million from cash provided by financing activities of $1.3 million in the nine months ended January 31, 2012. Cash used in financing activities increased primarily due to a decrease of $2.0 million in cash proceeds from the exercise of employee stock options and our employee stock purchase plan, a decrease of $1.5 million in tax benefit from the exercise of stock options and a $0.4 million decrease in the amount of borrowings under life insurance policies, offset by a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $1.5 million. As of January 31, 2013, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of January 31, 2013 and April 30, 2012, we held contracts with gross CSV of $156.8 million and $151.1 million, respectively. Starting in second quarter of fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of January 31, 2013 and April 30, 2012. At January 31, 2013 and April 30, 2012, the net cash value of these policies was $83.5 million and $77.8 million, respectively.

Long-Term Debt

We entered into a new senior unsecured revolving Credit Agreement (the “Facility”) on January 18, 2013, which provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit. The Facility matures on January 18, 2018 and replaces the senior secured Loan Agreement dated as of March 14, 2011 (the “Previous Facility”) that was terminated on the same date the Facility was entered into with the exception of the letters of credits that are still outstanding under the Previous Facility. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio and a minimum adjusted EBITDA. In addition, there is a domestic liquidity requirement that we maintain $50 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and shares repurchases of our common stock.

As of January 31, 2013 and April 30, 2012, we had no borrowings under the Facility or Previous Facility. At January 31, 2013 and April 30, 2012, there was $2.7 million and $2.9 million, respectively, of standby letters of credit issued under the Previous Facility. We were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding under the Previous Facility as of January 31, 2013. As of April 30, 2012, under the Previous Facility we had $10.0 million of restricted cash. There is no restricted cash requirement under the Facility.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2013 and 2012, we recognized foreign currency losses, on an after tax basis, of $0.1 million and $1.1 million, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain would have been $1.6 million, $2.7 million and $3.8 million, respectively, based on outstanding balances at January 31, 2013.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2013 and April 30, 2012, we had no outstanding borrowings under our Facility and Previous Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of January 31, 2013 and April 30, 2012, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2012 and Form 10-Q for the period ended October 31, 2012, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2013:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

November 1, 2012 — November 30, 2012	—	$—	—	$24.4 million
December 1, 2012 — December 31, 2012	2,065	$14.50	—	$24.4 million
January 1, 2013 — January 31, 2013	—	$—	—	$24.4 million

Total	2,065	$14.50	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Under our new credit facility, we are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

Item 5. Other Information

During the three and nine months ended January 31, 2013, the Company implemented a restructuring plan in order to align its cost structure to anticipated revenue levels and to integrate PDI Ninth House in order to eliminate redundant positions. This resulted in restructuring charges of $4.4 million and $20.9 million against operations in the three and nine months ended January 31, 2013, respectively, of which $4.4 million and $15.7 million relates to severance during the three and nine months ended January 31, 2013, respectively, and $5.2 million relates to consolidation of premises during the nine months ended January 31, 2013 (see Note 7 — Restructuring Charges, Net, included in the consolidated financial statements). The severance costs, consolidation of premises costs and total costs expected to be incurred in connection with the restructuring plan are not expected to be in excess of the amounts disclosed in Note 7. Future cash expenditures with respect to the restructuring plan are expected to be approximately $12.9 million.

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

Date: March 12, 2013

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