Form 10-K
period 2013-04-30
KORN FERRY INTERNATIONAL
filed 2013-06-25
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The number of shares outstanding of our common stock as of June 18, 2013 was 48,813,213 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $591,403,079 based upon the closing market price of $13.39 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders scheduled to be held on September 26, 2013 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2013

PART I.

Item 1.	Business

Business Overview

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that help clients to design strategies to assist clients in building and attracting their talent. We opened our first office in Los Angeles in 1969 and currently operate in 87 offices in 37 countries. As of April 30, 2013, we had 3,272 full-time employees, including 399 Executive Recruitment, 133 Leadership & Talent Consulting, and 75 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 81% of our assignments performed during fiscal 2013 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

Korn/Ferry delivers and develops superior talent for the world’s leading organizations. We focus on three areas:

•	We Design talent strategies to accelerate the achievement of our clients’ business goals;

•	We Build high-performing talent through engagement and development; and

•	We Attract the right talent and create talent pools for the future.

Delivered by our professionals and utilizing proprietary research and intellectual property, Korn/Ferry helps clients design strategies to assist clients in building and attracting leaders who can drive organizational success, through the following business segments:

Executive Recruitment:    Executive Recruitment, our largest business, focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational industries. The relationships that we develop through this business allows us to add incremental value to our clients through the delivery of our many talent management solutions.

Leadership & Talent Consulting (“LTC”):    Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational design and leadership development efforts. Services address six fundamental needs — board effectiveness, Chief Executive Officer (“CEO”) & top team effectiveness, diversity & inclusion, integrated talent management, leadership development, and organization transformation. Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

High-Impact Recruitment Solutions:    In 1998, we extended our market reach into recruitment for non-executive professionals with the introduction of our subsidiary, Futurestep. Futurestep draws from Korn/Ferry’s four decades of industry experience to offer fully customized, flexible services to help organizations meet their talent and recruitment needs. Futurestep’s portfolio of services includes recruitment process outsourcing (“RPO”), project recruitment, search and consulting.

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

Leadership & Talent Consulting Services:    Our LTC services are accelerating our transformation into a broad-based talent management firm. These diversified offerings help our clients to not only attract but to design and develop their talent, to maximize leadership effectiveness and business impact. Our LTC offerings have recently been expanded and enhanced through the acquisitions of PDI Ninth House (“PDI”) and Global Novations, LLC (“Global Novations”).

High-Impact Recruitment Solutions:    Futurestep, a Korn/Ferry subsidiary, offers talent acquisition solutions for mid- and high-level management, with annual compensation less than $250,000 or comparable in foreign locations. Futurestep has locations on five continents and a record of success in helping clients improve business performance through high-impact talent.

Industry Trends

The current global economic environment is unpredictable as we face such challenges as low job growth, uneven consumer demand, and sovereign governments near financial crisis. Despite these market conditions, we remain vigilant about accelerating our clients’ success and believe the mid- to long-term business outlook for the talent management industry is positive. Contributing to this is a confluence of market trends which should ultimately fuel job growth and hiring, including the following:

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

Skills Gaps — There are not enough highly “skilled” people coming into the labor market to fill open jobs. Particularly at the senior management levels, there is an inadequate available talent pool. New leaders must step into bigger, more complex, and more global roles faster — and with less experience — than their predecessors. We believe employers will increasingly seek service providers who can help them find, develop and retain highly qualified talent that secures a competitive advantage.

Human Capital Is One of the Top CEO Challenges — Whereas the innovation solution used to be technology, now the human element — the people, the minds, the alliances and the culture that can create and then nurture innovative ideas — are seen as central to CEOs. In fact, according to the Conference Board, human capital — including talent acquisition, leadership, employee development, training and engagement — is the single biggest challenge facing CEOs in 2013.

Emerging Markets Are Focus for New Growth — We are experiencing a global workforce imbalance as slower-growth countries are facing hiring slowdowns and emerging economies’ need for talent is increasing. If emerging markets in Asia, Eastern Europe and Africa are to continue their growth trajectory, they will need to solve human capital issues like how to attract, engage and retain highly competent, innovative talent, as well as how to develop effective leaders to drive the business. As companies expand internationally, and different markets present more attractive business opportunities, they have to think about their workforce and talent in this way too. Clients are turning to firms that understand the global complexities impacting workforce planning today.

Talent Analytics — Companies are increasingly leveraging big data and analytics to measure the influence of activities across all aspects of their business, including HR. They expect their service providers to deliver superior metrics and measures and better ways of communicating results. Korn/Ferry’s go-to-market approach is increasingly focused on talent analytics — we are injecting research-based intellectual property (“IP”) into all areas of our business, cascading innovation and new offerings up to our clients.

Increased Outsourcing of Recruitment Functions — More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. Third-party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

•	Access to a diverse and highly qualified pool of candidates, which is refreshed on a regular basis;

•	Reduction or elimination of the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Ability to use the workflow methodologies we have developed over tens of thousands of assignments, which allows clients to fulfill positions on a streamlined basis;

•	Access to the most updated industry and geographic market information;

•	Access to cutting-edge search technology software; and

•	Ability to maintain management focus on core strategic business issues.

Key Role of Technology — At Korn/Ferry, we are adding more discipline and scientific research into the recruitment and talent management process, with emphasis shifting from candidate identification to candidate assessment, fit and attraction. Driving this initiative is enhanced technology, as the power of the Internet, databases and online talent communities make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, assessing and recruiting the most desirable candidates.

Other Industry Trends — In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on the talent management industry:

•

Increasing demand for professionals with not just the right technical skills, but also the right leadership style, values and motivation to meet the specific requirements of the position and organizational culture;

•	Decreasing executive management tenure and more frequent job changes;

•	Shifting balance of power towards the employee as more people take charge of their own careers, and the new norm of employee-driven development;

•	Increasing importance of talent mobility in engaging and developing people within an organization;

•	Consumer-grade employer branding; and

•	Inadequate succession planning.

Growth Strategy

Our objective is to expand our position as a premier global provider of talent management solutions. In order to meet this objective, we will continue to pursue five strategic initiatives:

1.    Drive an Integrated, Solutions-Based Go-to-Market Strategy

Differentiating Client Value Proposition — Korn/Ferry offers its clients a global, integrated, enterprise-wide talent management solution. To that end, we have made progress in helping clients more effectively and efficiently design strategies to assist clients in building and attracting their talent.

In analyzing talent management across the entire value chain, Korn/Ferry has developed a robust suite of offerings and leverages our market-leading position in executive recruitment to extend the value we bring our clients through our diversified capabilities along the rest of the talent lifecycle through our LTC and Futurestep service lines.

Our synergistic go-to-market strategy, utilizing all three of our service lines, is driving more integrated, scalable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that nearly 88% of our top 50 clients utilize at least two of our service lines.

We are an increasingly diversified enterprise in the world of human capital services and products, an industry, that according to Bain & Company, represents an estimated $380 billion global market opportunity.

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. We established our Premier Client Partnership (“PCP”) program to act as a catalyst for change as we transform our Company from individual operators to an integrated talent solutions provider, in an effort to drive major global and regional strategic account development as well as to provide a framework for all of our client development activities. Today, the PCP program consists of global colleagues from every line of business and geography. We are in the process of cascading this methodology throughout every market, country and office.

2.    Deliver Unparalleled Client Excellence

World-class Intellectual Property — Korn/Ferry continues to scale and more deeply embed our industry-leading intellectual property within the talent management processes of our global clients.

Our IP-driven Lominger tools and services are being utilized by our clients for everything from organizational development and job profiling to selection, training, individual and team development, succession planning and more. We have more than doubled the Lominger business since we acquired it in 2006. As a product-focused offering, Lominger helps us to generate long-term relationships with our clients. We continue to seek ways to scale the Lominger product offering to our global clients.

Global organizations utilizing our Company’s validated assessment capability are realizing the power and benefits of Korn/Ferry IP in their talent evaluation process. Our assessment capability, currently utilized by more than 70% of our clients, can improve executive retention and prospects of promotion. According to internal research conducted by Korn/Ferry over the period of 2006-2009, executive candidates placed in a position where our proprietary assessment methodology was utilized were eight times more likely to be promoted within the first three years of employment than those searches where our assessment tool was not employed.

Our IP orientation is further validated by our recent acquisitions of PDI and Global Novations. These firms offer a variety of leadership development, coaching and assessment solutions for different organizational levels, as well as technology-driven talent management solutions.

Technology — Information technology is a critical element of all of our businesses. In fiscal 2013, we continued to invest in enhanced tools and knowledge management to gain competitive advantage. We introduced key enhancements to Searcher Express, our engagement execution platform and the cornerstone of the Company’s strategy to better share knowledge. We introduced iSearcher, an iOS mobile version that enables our consultants to conveniently manage their search assignments on their iPhone or iPad wherever they go, providing secure access to key information from the field. We launched a new initiative to consolidate regional databases to improve cross border collaboration and visibility of multinational engagements and clients. We have expanded our IT security team and enhanced our security infrastructure to protect the Company’s assets against today’s threats.

The technology supporting LTC continued to evolve in fiscal 2013 through the integration of Lominger’s intellectual property into our assessment and talent management services. We continued to build out our intellectual property platform, including enhancements to Lominger’s e-Suite, Voices® 360 suite, Learning Agility tools, and library of e-books. Through the PDI acquisition, we acquired a sophisticated, cloud-based technology platform (PALMS) and a robust library of intellectual property. PALMS provides Korn/Ferry with the client-facing technology platform to launch all assessment activities, a centralized database to track and analyze all assessment data and an e-learning platform to launch interactive, simulation based learning modules. We are currently in the process of integrating PALMS across our entire LTC portfolio.

Information technology is a key driver of Futurestep’s growth in RPO, project recruitment and search. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates. In fiscal 2013, we continued the integration of advanced, Internet-based sourcing, assessment and selection technologies into the engagement workflow. We launched Foresight, a new data aggregation warehouse for analytical reporting of Futurestep recruiting activities across internal systems and external clients’ applicant tracking systems.

We are committed to investing in technology across all lines of business — extending the Company’s brand through integration with social networks — and delivering our unique intellectual property through smart phones and tablets. We released Forte, a mobile/desktop application for career development and transitions. It enables users to build a customized, personal development plan drawing on the ProSpective assessment and Lominger competencies.

We will continue to enhance our technology in order to strengthen our relationships with clients, expand our markets through new delivery channels and maintain a competitive advantage in offering the full range of executive talent management services.

3.    Extend and Elevate the Korn/Ferry Brand

Next to our people, the Korn/Ferry brand is the strongest asset of the Company. Since inception, Korn/Ferry has always maintained an aggressive stance in building our global presence and supporting our vision and ongoing growth through a comprehensive marketing approach. At the highest level, we will continue to extend and elevate the Korn/Ferry brand to raise awareness and drive higher market share within key segments.

Our leadership in executive recruitment enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients. We also believe that our strong relationships and well-recognized brand name will enable us to bring a broader base of solutions and services to our existing client base and to potential new clients, while allowing us to build communities of candidates to whom we can directly market our services.

For example, we will leverage the work our Board & CEO Services practice performs at the top of our clients’ organizations to promote awareness of our various solutions at the highest levels. We believe these engagements will create significant “trickle-down” revenue opportunities across all of our lines of business and lead to the expansion of other high-level, consultative relationships within the board and CEO community. Additionally, we have developed and launched an in-depth and ongoing professional development program called The Edge for our consultants and client-facing practitioners to further train them on our strategy, our various solutions and a systematic approach for broadening the conversations, and subsequently, the relationships with our clients.

4.    Advance Korn/Ferry as a Premier Career Destination

As our business strategy evolves, so should our talent strategy in order to drive the growth we need and the culture we want, at a pace we can absorb. Our talent strategy is what we do to allow us to design, build and attract the best talent for ourselves (and, by extension, for our clients) to achieve our business potential.

Our goal is to become the premier career destination for top talent through offering a client-focused culture, promotional/developmental opportunities and compensation that aligns employee behavior to corporate strategy.

5.    Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

In addition to our heritage as a leading provider of executive recruitment, we also offer clients RPO, project recruitment, search and consulting services through Futurestep, and board effectiveness, CEO & top team effectiveness, diversity & inclusion, leadership development, organization transformation and integrated talent management services through LTC.

We will continue to develop and add new products and services that our clients demand and continue to pursue a disciplined acquisition strategy, both of which are consistent with our strategic goals.

Our Services and Organization

Organization

The Company operates in three global business segments: Executive Recruitment, LTC, and Futurestep. Beginning in the first quarter of fiscal 2013, the Company disaggregated its previously reported business segment, Executive Recruitment, into two business segments Executive Recruitment and Leadership & Talent Consulting. Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and South America. LTC and Futurestep are managed on a worldwide basis with operations in North America, Europe, Asia Pacific and South America.

We address the global recruitment needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview — Our executive recruitment services are typically used to fill executive-level positions, such as board directors, CEO, chief financial officers (“CFO”), chief operating officers (“COO”), chief information officers (“CIO”) and other senior executive officers. Once we are retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2013, we executed 7,554 executive recruitment assignments.

We utilize a standardized approach to placing talent that integrates research with our practical experience. Providing a more complete view of the candidate than is otherwise possible, we believe our proprietary tools generate better results in identifying the right person for the position. We call our executive recruitment methodology The Korn/Ferry Advantage.

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

Percentage of Fiscal 2013 Assignments by Industry Specialization

Global Markets:
Industrial	26%
Consumer	19%
Life Sciences/Healthcare Provider	18%
Technology	16%
Financial Services	14%
Regional Specialties:
Education/Not-for-Profit	7%

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

Percentage of Fiscal 2013 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	75%
Finance and Control	7%
Marketing and Sales	6%
Manufacturing/Engineering/Research and Development/Technology	5%
Human Resources and Administration	4%
Information Systems	3%

Regions

North America — We opened our first office in Los Angeles in 1969 and currently have 19 offices throughout the United States and Canada. In fiscal 2013, the region generated fee revenue of $290.3 million from 3,119 assignments billed with an average of 196 consultants.

EMEA — We opened our first European office in London in 1972 and currently have 19 offices in 16 countries throughout the region. In fiscal 2013, the region generated fee revenue of $128.8 million from 2,246 assignments billed with an average of 114 consultants.

Asia Pacific — We opened our first Asia Pacific office in Tokyo in 1973 and currently have 17 offices in 10 countries throughout the region. In fiscal 2013, the region generated fee revenue of $73.2 million from 1,260 assignments billed with an average of 73 consultants.

South America — We opened our first South America office in Brazil in 1974. As of April 30, 2013, we operate a network of eight offices in seven countries covering the entire South American region. The region generated fee revenue of $30.2 million in fiscal 2013 from 929 assignments billed with an average of 18 consultants.

Mexico — We expanded our practice to Mexico through the 1977 acquisition of a less than 50% interest in a Mexico City company. We currently serve our clients needs in two offices in Mexico through a subsidiary in which we hold a minority interest. Our share of the net earnings from our Mexico subsidiary was $1.7 million for both the years ended April 30, 2013 and 2012, and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statements of income.

Client Base — Our 5,228 clients include many of the world’s largest and most prestigious public and private companies, and 42% of FORTUNE 500 companies were clients in fiscal 2013. In fiscal 2013, only one single client represented more than 1% of fee revenue, with that client representing 1.3%.

Competition — Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership & Talent Consulting Services

We consolidated our strategic management assessment and executive coaching and development services under the name Leadership & Talent Consulting to more accurately reflect the array of solutions we now offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc., Lominger Consulting (“Lominger”), LeaderSource in fiscal 2007, Lore International in fiscal 2009, SENSA Solutions in fiscal 2010, and PDI and Global Novations in fiscal 2013. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams and addresses six fundamental needs:

1.  Board effectiveness;

2.  CEO and top team effectiveness;

3.  Diversity and inclusion;

4.  Leadership development;

5.  Organization transformation; and

6.  Integrated talent management.

Each of Korn/Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools. As of April 30, 2013, we had LTC operations in 15 cities in North America, 10 in Europe, 12 in Asia Pacific, and 5 in Latin America.

Client Base — During fiscal 2013, LTC partnered with 2,087 clients across the globe, including 42% of the FORTUNE 500.

Competition — Outside of the large talent management software players such as SAP and Oracle, this is a cottage industry with many small players. The main competitors include firms like Development Dimensions International, Center for Creative Leadership, Right Management, and SHL, a subsidiary of Corporate Executive Board. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of talent management. We believe the strong leadership brands that comprise LTC offer a robust, research-based leadership and talent management content.

High-Impact Recruitment Solutions — Futurestep

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

In terms of search, Futurestep’s brand association with Korn/Ferry has helped us become regarded by today’s industry leaders as a trusted resource for securing management and specialized talent on a professional level.

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

Regions — We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2013, we had Futurestep operations in nine cities in North America, 10 in Europe, 11 in Asia Pacific, and one in Latin America.

Client Base — During fiscal 2013, Futurestep partnered with 1,052 clients across the globe and 32% of Futurestep’s fiscal 2013 fee revenue was referred from Korn/Ferry’s Executive Recruitment and LTC segments.

Competition — Futurestep primarily competes for business with other RPO providers such as Alexander Mann Solutions, Hays, Kenexa, Spherion, KellyOCG and The RightThing and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

For talent acquisition and management consulting services, Futurestep competes with boutique consulting providers such as HRchitect and Knowledge Infusion and larger consulting firms such as Accenture, Aon Hewitt and Towers Watson that are building businesses in human resource management consulting.

Professional Staff and Employees

As of April 30, 2013, we had a total of 3,272 full-time employees. Of this, 1,471 were executive recruitment employees consisting of 399 consultants and 1,072 associates, researchers, administrative and support staff. In addition, there are 9 consultants in our unconsolidated Mexico office. LTC had 886 employees as of April 30, 2013, consisting of 133 consultants and 753 associates, researchers, administrative and support staff. Futurestep had 835 employees as of April 30, 2013, consisting of 75 consultants and 760 administrative and support staff. Corporate had 80 professionals at April 30, 2013. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn/Ferry is an equal opportunity employer.

In Executive Recruitment, senior associates, associates and researchers support the efforts of our consultants with candidate sourcing and identification, but do not generally lead assignments. These colleagues are developed through our training and professional development programs. Promotion to senior client partner is based on a variety of factors, including demonstrated superior execution and business development skills, the ability to identify solutions to complex issues, personal and professional ethics, a thorough understanding of the market and the ability to develop and help build effective teams. In addition, we have a program for recruiting experienced professionals into our Company.

The following table provides information relating to each of our business segments for fiscal 2013. Financial information regarding our business segments for fiscal 2012 and 2011 and additional information for fiscal 2013 is contained in Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2013	Number of Consultants as of April 30, 2013
	(dollars in thousands)
Executive Recruitment:
North America	$290,317	$58,832	19	195
EMEA	128,807	9,173	19	116
Asia Pacific	73,221	6,973	17	70
South America	30,134	5,987	8	18

Total Executive Recruitment	522,479	80,965	63	399
LTC(1)	168,115	6,424	14	133
Futurestep(2)	122,237	10,975	10	75
Corporate	—	(54,488)	—	—

Total	$812,831	$43,876	87	607

(1)	Leadership & Talent Consulting partially occupies 32 of the executive recruitment offices globally in 21 countries.

(2)	Futurestep partially occupies 21 of the executive recruitment offices globally in 16 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the regions in which the Company operates:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Fee Revenue:
United States	$416,987	$383,955	$365,919
Canada	42,263	45,164	45,313
EMEA	192,242	196,514	183,373
Asia Pacific	124,720	128,281	117,685
South America	36,619	36,591	31,959

Total	$812,831	$790,505	$744,249

Additional financial information regarding the regions in which the Company operates can be found in Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 1A.	Risk Factors

The risks described below are the material risks facing our Company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Our business, financial condition or results of operations could be materially adversely affected by any of these risks.

Competition in our industries could result in our losing market share and/or require us to charge lower prices for services, which could reduce our revenue.

We compete for executive recruitment business with numerous executive recruitment firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. Traditional executive recruitment competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive recruitment industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers and these providers may be facilitating a company’s ability to insource their recruiting capabilities. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive recruitment industry. The human resource consulting business has been traditionally fragmented and a number of large consulting firms, such as Accenture, Aon Hewitt and Towers Watson are building businesses in human resource management consulting to serve these needs. Increased competition, whether as a result of these professional and social networking website providers or traditional executive recruitment firms, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive recruitment and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In 2013, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 2% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 5% of our net revenues. This risk is heightened due to the general portability of a consultant’s business; consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Recruitment, LTC or Futurestep, or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing executive search, LTC or Futurestep consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing executive search consultant at another executive search or consulting firm. If we fail to limit departing consultants from moving business or recruiting our consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

Acquisitions may have an adverse effect on our business.

We have completed strategic acquisitions of businesses in the last several years, including our acquisition of PDI and Global Novations in fiscal 2013. While we may, under certain circumstances, pursue additional acquisitions in the future, we may not be able to consummate such acquisitions on satisfactory terms or integrate acquired businesses effectively and profitably into our existing operations. Our future success may depend in part on our ability to complete the integration of the acquisition target successfully into our operations. The process of integrating an acquired business, including that of PDI and Global Novations, may subject us to a number of risks, including:

•	diversion of management attention;

•	amortization of intangible assets, adversely affecting our reported results of operations;

•	inability to retain and/or integrate the management, key personnel and other employees of the acquired business;

•	inability to properly integrate business acquisitions resulting in operating inefficiencies;

•	inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;

•	inability to retain the acquired company’s clients;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	incurrence of additional expenses in connection with the integration process.

If our acquisitions are not successfully integrated, our business, financial condition and results of operations, as well as our professional reputation, could be materially adversely affected.

Global economic developments and the conditions in the geographic regions and the industries from which we derive a significant portion of our fee revenue could negatively affect our business, financial condition and results of operations.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, which negatively affects our financial condition and results of operations, as evidenced by our results of operations for fiscal 2009 and fiscal 2010. We may also experience more competitive pricing pressure during periods of economic decline. During the recent economic downturn, our fee revenue significantly decreased from $790.6 million in fiscal 2008 to $572.4 million in fiscal 2010. While the economic activity in the regions and industries in which we operate has shown improvement, general market uncertainty continues to exist. If such uncertainty persists, if the national or global economy or credit market conditions in general deteriorate, or if the unemployment rate increases, such uncertainty or changes could put additional negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients may experience reduced access to credit and lower revenues resulting in their inability to meet their payment obligations to us.

The continuing recession in the Euro zone and the instability of the Euro could have a material adverse effect on our results of operations.

A significant portion of our revenue is derived from our business in Europe. For the year ended April 30, 2013, approximately 10% of our revenues were derived from countries which use the Euro as their primary currency. The ongoing European financial crisis, coupled with the policy actions taken by the European central banks to support their financial system, have caused exchange rates to remain volatile. Concerns persist regarding several European countries’ sovereign debt obligations, the overall stability of the Euro, the continuing recession in the Euro zone economy and the health of the European banking system. In the event that these conditions persist, or worsen, the Company’s fee revenue and operating results would likely be adversely impacted until economic confidence is restored and the debt obligations, banking system and Euro are stabilized. If economic and financial market conditions in Europe remain uncertain or deteriorate further, our clients may respond by suspending, delaying or reducing their expenditures, which may adversely affect our cash flows and results of operations. In addition, if the conditions in Europe lead to disorderly bank failures it could adversely impact our bank accounts in affected countries.

If we are unable to retain our executive officers and key personnel, or integrate new members of our senior management who are critical to our business, we may not be able to successfully manage our business in the future.

Our future success depends upon the continued service of our executive officers and other key management personnel. Competition for qualified personnel is intense, and we may compete with other companies that have greater financial and other resources than we do. If we lose the services of one or more of our executives or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, or if we are unable to integrate new members of our senior management who are critical to our business, we may not be able to successfully manage our business or achieve our business objectives.

If we are unable to maintain our professional reputation and brand name, our business will be harmed.

We depend on our overall reputation and brand name recognition to secure new engagements and to hire qualified professionals. Our success also depends on the individual reputations of our professionals. We obtain a majority of our new engagements from existing clients or from referrals by those clients. Any client who is dissatisfied with our services can adversely affect our ability to secure new engagements.

If any factor, including poor performance or negative publicity, whether or not true, hurts our reputation, we may experience difficulties in competing successfully for both new engagements and qualified consultants. Failing to maintain our professional reputation and the goodwill associated with our brand name could seriously harm our business.

We are subject to potential legal liability from clients, employees and candidates for employment. Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive recruitment process. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract, a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search, and a candidate or employee could assert an action against us for alleged discrimination, violations of labor and employment law or other matters. Also, in various countries, we are subject to data protection laws impacting the processing of candidate information and other regulatory requirements.

Additionally, as part of our LTC services, we often send a team of leadership consultants to our client’s workplaces. Such consultants generally have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of misuse or misappropriation of client intellectual property, confidential information, funds, or other property; harassment; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by us of monetary damages or fines, or other material adverse effects on our business.

We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates. Our insurance may also require us to meet a deductible. Significant uninsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

We rely heavily on our information systems and if we lose that technology, or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process, manage and protect substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition. Although we have disaster recovery procedures in place and insurance to protect against the effects of a disaster on our information technology, we cannot be sure that insurance or these services will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

Cyber security vulnerabilities could lead to improper disclosure of information obtained from our clients, candidates and employees that could result in liability and harm our reputation.

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. In fiscal 2013, we discovered that our computer network was the target of a criminal data breach that accessed certain such information obtained from our clients, candidates and employees. The information we collected about this breach suggests that the intrusion falls within the category of an “Advanced Persistent Threat,” which is activity consistent with state sponsored cyber criminals. Although this data breach was limited in scope, and as such, did not have a material adverse effect on our operations or financial reporting capabilities, future breaches of this nature as well as any other security breach or other misuse of our data could lead to improper disclosure of Company information, including information obtained from our clients, candidates and employees, that could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third party experts and the purchase of additional infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements and qualified consultants, and could potentially damage currently existing client relationships.

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

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete.

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, that we believe provide us a competitive advantage in serving our current clients and winning new engagements. Many of our service and product offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.

We face risks associated with social and political instability, legal requirements, economic conditions and currency fluctuations in our international operations.

We operate in 37 countries and during the year ended April 30, 2013, generated 49% of our fee revenue from operations outside of the United States. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

•

changes in and compliance with applicable laws and regulatory requirements, including U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control, and similar foreign laws such as the U.K. Bribery Act, as well the fact that many countries have legal systems, local laws and trade practices that are unsettled and evolving, and/or commercial laws that are vague and/or inconsistently applied;

•	difficulties in staffing and managing global operations, which could impact our ability to maintain an effective system of internal control;

•	difficulties in building and maintaining a competitive presence in existing and new markets;

•	social, economic and political instability;

•	differences in cultures and business practices;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	differences in accounting and reporting requirements;

•	repatriation controls;

•	differences in labor and market conditions;

•	potential adverse tax consequences; and

•

multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay, the termination of employment, and other employment laws.

We have no hedging or similar foreign currency contracts and therefore, as described below, fluctuations in the value of foreign currencies could impact our global results of operations. We cannot ensure that one or more of these factors will not harm our business, financial condition or results of operations.

Foreign currency exchange rate risks may adversely affect our results of operations.

A material portion of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Most of our international expenses and revenue are denominated in foreign currencies. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in European and other foreign markets in which we have operations. Fluctuations in the value of those currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation or transaction risks, which may adversely affect our financial condition and results of operations.

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

Unfavorable tax laws, tax law changes and tax authority rulings may adversely affect results.

We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in tax laws. The amount of income taxes and other taxes are subject to ongoing audits by United States federal, state and local tax authorities and by non-United States authorities. If these audits result in assessments different from estimated amounts recorded, future financial results may include unfavorable tax adjustments.

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

We continuously evaluate our cost base in relation to projected near to mid-term demand for our services in an effort to align our cost structure with the current realities of our markets. If actual or projected fee revenue are negatively impacted by weakening customer demand, we may find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. There is, however, no guarantee that if we do take such measures that such measures will properly align our cost structure to our revenue level. Any failure to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, restructuring, deferred compensation, goodwill and other intangible assets, contingencies, annual performance related bonus, allowance for doubtful accounts, marketable securities, share-based payments and deferred income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located in Los Angeles, California. We lease all 87 of our Executive Recruitment, Leadership & Talent Consulting, and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2013, we leased an aggregate of approximately 902,770 square feet of office space. The leases generally are for terms of one to 13 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

On April 18, 2013, the Los Angeles Regional Office of the SEC formally notified the Company that it had completed its inquiry regarding the accounting for certain bonus and related accruals for the Company’s periodic reporting periods in fiscal 2009, 2010, and 2011 and that it did not intend to recommend any action be taken against the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Gary D. Burnison	52	President and Chief Executive Officer
Robert P. Rozek	52	Executive Vice President and Chief Financial Officer
RJ Heckman	45	President of Leadership & Talent Consulting
Byrne Mulrooney	52	Chief Executive Officer, Futurestep

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

RJ Heckman was appointed President of Leadership and Talent Consulting in April 2013. He is responsible for driving the global growth of our Leadership and Talent Consulting services. From 2008 until he joined the Company he served as president and Chief Executive Officer of PDI. During that time, he led the acquisition and integration of Ninth House and positioned PDI to become the premier global leadership solutions organization. Prior to this role, he held key leadership positions at Honeywell and AT&T. Mr. Heckman has a Ph.D. in industrial and organizational psychology from the University of Tulsa.

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

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY”. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2013
First Quarter	$16.54	$12.10
Second Quarter	$15.94	$12.73
Third Quarter	$17.22	$12.83
Fourth Quarter	$19.38	$15.15
Fiscal Year Ended April 30, 2012
First Quarter	$23.98	$18.94
Second Quarter	$21.65	$11.25
Third Quarter	$18.75	$14.26
Fourth Quarter	$17.27	$15.07

On June 18, 2013, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $18.04 per share and there were approximately 6,113 beneficial holders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2008 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

In fiscal 2011, we established a new peer group, which the Company continues to use today, comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 15 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International Inc. (RHI), The Corporate Executive Board Company (EXBD), The Dun & Bradsheet Corporation (DNB), Towers Watson & Co. (TW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is more reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

*	$100 invested on 4/30/08 in stock or index-including reinvestment of dividends. Fiscal year ending April 30, 2013.

Copyright © 2013, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

We have not paid any cash dividends on our common stock since April 30, 1996, and we currently have no plans to pay any cash dividends on our common stock. The Board of Directors has authorized the Company to repurchase up to $50.0 million of the Company’s outstanding shares of common stock pursuant to an issuer repurchase program. Since this program was approved on November 2, 2007 through April 30, 2013, we have repurchased approximately $25.6 million of the Company’s common stock under this program. Our future dividend policy as well as any decision to execute on our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit facility requires us to maintain $50 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2013:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs(2)
February 1, 2013 — February 28, 2013	7,330	$18.41	—	$24.4 million
March 1, 2013 — March 31, 2013	—	$—	—	$24.4 million
April 1, 2013 — April 30, 2013	1,855	$16.42	—	$24.4 million

Total	9,185	$18.01	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

(2)	On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2013, 2012 and 2011 and the selected balance sheet data as of April 30, 2013 and 2012 are derived from our consolidated financial statements, audited by Ernst & Young LLP, appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2011, 2010 and 2009 and the selected statement of operations data set forth below for the fiscal years ended April 30, 2010 and 2009 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2013(1)	2012	2011	2010	2009
	(in thousands, except per share data and other operating data)
Selected Statement of Income Data:
Fee revenue	$812,831	$790,505	$744,249	$572,380	$638,223
Reimbursed out-of-pocket engagement expenses	36,870	36,254	32,002	27,269	37,905

Total revenue	849,701	826,759	776,251	599,649	676,128
Compensation and benefits	555,346	534,186	507,405	413,340	442,632
General and administrative expenses	142,771	138,872	116,494	115,280	126,882
Engagement expenses	65,847	55,889	51,766	41,585	49,388
Depreciation and amortization	19,004	14,017	12,671	11,493	11,583
Restructuring charges, net(2)	22,857	929	2,130	20,673	41,915

Total operating expenses	805,825	743,893	690,466	602,371	672,400

Operating income (loss)	43,876	82,866	85,785	(2,722)	3,728
Other income (loss), net	6,309	(271)	6,454	10,066	(14,738)
Interest expense, net	(2,365)	(1,791)	(2,535)	(2,622)	(1,063)
Provision (benefit) for income taxes	16,637	28,351	32,692	(485)	384
Equity in earnings of unconsolidated subsidiaries, net	2,110	1,850	1,862	91	2,365

Net income (loss)	$33,293	$54,303	$58,874	$5,298	$(10,092)

Basic earnings (loss) per share	$0.71	$1.17	$1.30	$0.12	$(0.23)
Diluted earnings (loss) per share	$0.70	$1.15	$1.27	$0.12	$(0.23)
Basic weighted average common shares outstanding	47,224	46,397	45,205	44,413	43,522
Diluted weighted average common shares outstanding	47,883	47,261	46,280	45,457	43,522
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$290,317	$305,717	$306,180	$224,549	$259,227
EMEA	128,807	141,409	137,398	122,194	132,125
Asia Pacific	73,221	82,230	81,951	59,858	64,575
South America	30,134	31,846	29,177	20,715	21,285

Total executive recruitment	522,479	561,202	554,706	427,316	477,212
Leadership & Talent Consulting	168,115	115,407	99,352	77,085	66,141
Futurestep	122,237	113,896	90,191	67,979	94,870

Total fee revenue	$812,831	$790,505	$744,249	$572,380	$638,223

Number of offices (at period end)	87	76	76	76	78
Number of consultants (at period end)	607	522	562	547	547
Number of new engagements opened	11,750	11,624	11,854	9,794	9,630
Number of full-time employees:
Executive recruitment	1,471	1,471	1,494	1,387	1,351
Leadership & Talent Consulting	886	291	280	277	232
Futurestep	835	826	628	487	493
Corporate	80	66	61	48	48

Total full-time employees	3,272	2,654	2,463	2,199	2,124

	Year Ended April 30,
	2013(1)	2012	2011	2010	2009
	(in thousands, except per share data and other operating data)
Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$224,066	$282,005	$246,856	$219,233	$255,000
Marketable securities(3)	141,916	135,734	122,231	77,219	75,255
Working capital	178,549	278,343	207,731	182,781	198,250
Total assets	1,115,229	1,014,689	971,680	827,098	740,879
Long-term obligations	182,210	163,489	159,477	137,673	108,433
Total stockholders’ equity	664,468	629,476	578,337	491,342	459,099

(1)	Due to the acquisitions of PDI and Global Novations, which accounted for $45.6 million and $116.2 million of fee revenue and total assets, respectively, during fiscal 2013, financial data trends are not comparative to prior periods. See Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements for discussion of fiscal 2013 acquisitions.

(2)	During fiscal 2013, we implemented two restructuring plans in order to rationalize our cost structure in response to anticipated revenue levels and to focus on the integration synergies associated with the current year acquisitions. As a result, we recorded $22.8 million of restructuring charges with $16.3 million of severance and $6.5 million relating to the consolidation of premises. During fiscal 2012 and 2011, we increased our previously recorded restructuring charges by $0.9 million and $2.1 million, respectively primarily related to the inability to sublease space, which was included in the original estimate. During fiscal 2010, our restructuring initiatives resulted in restructuring charges of $25.8 million against operations, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010. During fiscal 2009, the restructuring charges were comprised of severance charges of $26.9 million and facilities charges of $15.0 million.

(3)	As of April 30, 2013, 2012, 2011, 2010, and 2009, the Company’s marketable securities included $98.0 million, $82.2 million, $71.4 million, $69.0 million, and $60.8 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn/Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients design strategies to assist clients in building and attracting their talent. We are the premier provider of executive recruitment, leadership and talent consulting and talent acquisition solutions with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, consulting and solutions services through Leadership & Talent Consulting (“LTC”) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 75% of the executive recruitment searches we performed in fiscal 2013 were for board level, chief executive and other senior executive and general management positions. Our 5,228 clients in fiscal 2013 included many of the world’s largest and most prestigious public and private companies, including approximately 42% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 81% of assignments performed during fiscal 2013 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2014 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including LTC and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients. During fiscal 2013, nearly 88% of our top 50 clients utilized at least two of our service lines. During fiscal 2013, we completed the acquisitions of Minneapolis-based PDI Ninth House (“PDI”), a leading, globally-recognized provider of leadership assessment and development solutions and Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions (see Note 12 — Acquisitions for additional information regarding acquisitions completed during fiscal 2013). As a result of the uncertainties and challenges that continue to face the global economy and financial markets, we implemented a restructuring plan in fiscal 2013 in order to align our cost structure with anticipated revenue levels. The Company also implemented a restructuring plan focused on the integration synergies associated with the current year acquisitions. In fiscal 2013, the Company recorded restructuring charges of $22.8 million of which $16.3 million were for severance costs and $6.5 million in facility costs due to the consolidation and elimination of office space around the world.

As previously announced, beginning in the first quarter of fiscal 2013, the Company disaggregated its previously reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and LTC. The Company now operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements for discussion of the Company’s global business segments. Amounts reported for prior periods in this report have been reclassified to conform to the revised global business segments.

The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges, transaction and integration costs, and certain separation costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as substitutes for financial information determined in accordance with GAAP, and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn/Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn/Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitate comparisons to Korn/Ferry’s historical performance. Korn/Ferry includes these non-GAAP financial measures because management believes they are useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn/Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from adjusted EBITDA.

Fee revenue increased $22.3 million, or 3% (3% decrease excluding fee revenue from the recently acquired PDI and Global Novations) in fiscal 2013 to $812.8 million compared to $790.5 million in fiscal 2012, with increases in fee revenue in Futurestep and LTC, offset by decreases in fee revenue in all regions of Executive Recruitment. During fiscal 2013, we recorded operating income of $43.9 million with Executive Recruitment, LTC, and Futurestep segments contributing $81.0 million, $6.4 million, and $11.0 million, respectively, offset by corporate expenses of $54.5 million. Net income for fiscal 2013 and fiscal 2012 was $33.3 million and $54.3 million, respectively. Adjusted EBITDA was $97.8 million with Executive Recruitment, LTC, and Futurestep segments contributing $99.9 million, $22.6 million, and $15.7 million, respectively, offset by corporate expenses of $40.4 million. Adjusted EBITDA decreased $3.5 million in fiscal 2013, from adjusted EBITDA of $101.3 million in fiscal 2012.

Our cash, cash equivalents and marketable securities decreased $51.7 million, or 12%, to $366.0 million at April 30, 2013 compared to $417.7 million at April 30, 2012, mainly due to bonuses earned in fiscal 2012 and paid during the first quarter of fiscal 2013 and the purchase price paid as a result of the acquisitions of Global Novations and PDI during fiscal 2013, partially offset by cash provided by operating activities. As of April 30, 2013, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $94.9 million and a fair value of $98.0 million. Our obligations for which these assets were held in trust totaled $99.2 million as of April 30, 2013. Our working capital decreased by $99.8 million to $178.5 million in fiscal 2013. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at April 30, 2013 or 2012. We are required to maintain $2.9 million of restricted cash to provide collateral for the standby letters of credit associated with certain lease premises. As of April 30, 2013 and 2012, we had $2.7 million and $2.9 million, respectively, of standby letters of credit issued under our previous credit facility.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of our periodic filings requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition.    Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide professional services related to executive recruitment activities and recruitment for non-executive professionals, on a retained basis, recruitment process outsourcing and leadership & talent consulting services. For executive recruitment activities and recruitment for non-executive professionals we generally recognize revenue in three monthly installments commencing the month of client acceptance as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from LTC services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. Products sold by the Company mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

Annual Performance Related Bonuses.    Each quarter, management records its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant (employees who originate business) productivity (as measured by engagement fees billed and collected by executive search consultants and revenue for LTC and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions impact our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Management takes these factors into consideration, and any changes in the estimate are reported in current operations. Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimates historically have been immaterial and are recorded in current operations in the period in which they are determined.

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

Carrying Values.    Valuations are required under U.S. generally accepted accounting principles (“GAAP”) to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are carrying value of receivables, marketable securities, goodwill, intangible assets, fair value of contingent consideration, and recoverability of deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants. A market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available), is used to corroborate the discounted cash flow analysis performed at each reporting unit. The Company also reconciles the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed as of January 31, 2013. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and none of the reporting units were considered at risk. As a result, no impairment charge was recognized. There was also no indication of impairment during the fourth quarter of fiscal 2013.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

•	A prolonged downturn in the business environment in which the reporting units operate especially in EMEA;

•	An economic recovery that significantly differs from our assumptions in timing or degree; and

•	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2013	2012	2011
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.5	4.6	4.3

Total revenue	104.5	104.6	104.3
Compensation and benefits	68.3	67.6	68.2
General and administrative expenses	17.6	17.5	15.7
Engagement expenses	8.1	7.1	6.9
Depreciation and amortization	2.3	1.8	1.7
Restructuring charges, net	2.8	0.1	0.3

Operating income	5.4	10.5	11.5

Net income	4.1%	6.9%	7.9%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2013		2012		2011
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Recruitment:
North America	$290,317	35.7%	$305,717	38.7%	$306,180	41.1%
EMEA	128,807	15.9	141,409	17.9	137,398	18.5
Asia Pacific	73,221	9.0	82,230	10.4	81,951	11.0
South America	30,134	3.7	31,846	4.0	29,177	3.9

Total Executive Recruitment	522,479	64.3	561,202	71.0	554,706	74.5
LTC	168,115	20.7	115,407	14.6	99,352	13.4
Futurestep	122,237	15.0	113,896	14.4	90,191	12.1

Total fee revenue	812,831	100.0%	790,505	100.0%	744,249	100.0%

Reimbursed out-of-pocket engagement expense	36,870		36,254		32,002

Total revenue	$849,701		$826,759		$776,251

	Year Ended April 30,
	2013		2012		2011
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive Recruitment:
North America	$58,832	20.3%	$75,580	24.7%	$70,782	23.1%
EMEA	9,173	7.1	13,288	9.4	12,768	9.3
Asia Pacific	6,973	9.5	11,859	14.4	13,172	16.1
South America	5,987	19.9	9,207	28.9	7,539	25.8

Total Executive Recruitment	80,965	15.5	109,934	19.6	104,261	18.8
LTC	6,424	3.8	16,360	14.2	5,138	5.2
Futurestep	10,975	9.0	8,445	7.4	6,955	7.7
Corporate	(54,488)		(51,873)		(30,569)

Total operating income (loss)	$43,876	5.4%	$82,866	10.5%	$85,785	11.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Year Ended April 30, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Net income									$33,293
Other income, net									(6,309)
Interest expense, net									2,365
Income tax provision									16,637
Equity in earnings of unconsolidated subsidiaries, net									(2,110)

Operating income (loss)	$58,832	$9,173	$6,973	$5,987	$80,965	$6,424	$10,975	$(54,488)	43,876
Depreciation and amortization	4,726	2,347	1,546	372	8,991	6,012	1,180	2,821	19,004
Other income (loss), net	466	95	200	32	793	(75)	51	5,540	6,309
Equity in earnings of unconsolidated subsidiaries, net	434	—	—	—	434	—	—	1,676	2,110

EBITDA	64,458	11,615	8,719	6,391	91,183	12,361	12,206	(44,451)	71,299
Restructuring charges, net	3,583	3,982	629	—	8,194	10,198	3,527	938	22,857
Transaction and integration costs	—	—	—	—	—	—	—	3,106	3,106
Separation costs	—	516	—	—	516	—	—	—	516

Adjusted EBITDA	$68,041	$16,113	$9,348	$6,391	$99,893	$22,559	$15,733	$(40,407)	$97,778

Adjusted EBITDA margin	23.4%	12.5%	12.8%	21.2%	19.1%	13.4%	12.9%		12.0%

	Year Ended April 30, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Net income									$54,303
Other loss, net									271
Interest expense, net									1,791
Income tax provision									28,351
Equity in earnings of unconsolidated subsidiaries, net									(1,850)

Operating income (loss)	$75,580	$13,288	$11,859	$9,207	$109,934	$16,360	$8,445	$(51,873)	82,866
Depreciation and amortization	4,624	1,881	1,268	367	8,140	2,613	1,070	2,194	14,017
Other income (loss), net	5	(149)	60	(61)	(145)	146	41	(313)	(271)
Equity in earnings of unconsolidated subsidiaries, net	159	—	—	—	159	—	—	1,691	1,850

EBITDA	80,368	15,020	13,187	9,513	118,088	19,119	9,556	(48,301)	98,462
Restructuring charges, net	(15)	897	—	(99)	783	—	146	—	929
Separation costs	—	—	—	—	—	—	920	999	1,919

Adjusted EBITDA	$80,353	$15,917	$13,187	$9,414	$118,871	$19,119	$10,622	$(47,302)	$101,310

Adjusted EBITDA margin	26.3%	11.3%	16.0%	29.6%	21.2%	16.6%	9.3%		12.8%

	Year Ended April 30, 2011
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Net income									$58,874
Other income, net									(6,454)
Interest expense, net									2,535
Income tax provision									32,692
Equity in earnings of unconsolidated subsidiaries, net									(1,862)

Operating income (loss)	$70,782	$12,768	$13,172	$7,539	$104,261	$5,138	$6,955	$(30,569)	85,785
Depreciation and amortization	3,956	1,858	919	335	7,068	2,801	926	1,876	12,671
Other income (loss), net	319	(156)	186	56	405	121	11	5,917	6,454
Equity in earnings of unconsolidated subsidiaries, net	—	—	—	—	—	—	—	1,862	1,862

EBITDA	75,057	14,470	14,277	7,930	111,734	8,060	7,892	(20,914)	106,772
Restructuring charges, net	(340)	2,569	—	—	2,229	—	(99)	—	2,130
Separation costs	—	—	—	—	—	—	—	—	—

Adjusted EBITDA	$74,717	$17,039	$14,277	$7,930	$113,963	$8,060	$7,793	$(20,914)	$108,902

Adjusted EBITDA margin	24.4%	12.4%	17.4%	27.2%	20.5%	8.1%	8.6%		14.6%

Fiscal 2013 Compared to Fiscal 2012

Fee Revenue

Fee Revenue.    Fee revenue increased $22.3 million, or 3%, to $812.8 million in fiscal 2013 compared to $790.5 million in fiscal 2012. The acquisitions of PDI and Global Novations, collectively referred to as current year acquisitions, contributed $45.6 million in fee revenue in LTC. Excluding fee revenue from the current year acquisitions, fee revenue was $767.2 million during fiscal 2013, a decrease of $23.3 million, or 3%, compared to fiscal 2012. The decrease in fee revenue was attributable to a 4% decrease in the weighted-average fees billed per engagement during fiscal 2013 as compared to fiscal 2012, offset by a 2% increase in the number of engagements billed during the same period. Weighted-average fees billed is impacted by the mix of engagements by segment and fluctuating foreign currencies. Exchange rates unfavorably impacted fee revenues by $15.1 million in fiscal 2013.

Executive Recruitment.    Executive Recruitment reported fee revenue of $522.5 million, a decrease of $38.7 million, or 7%, in fiscal 2013 compared to $561.2 million in fiscal 2012. As detailed below, Executive Recruitment fee revenue decreased in all regions in fiscal 2013 compared to fiscal 2012. The decrease in Executive Recruitment fee revenue was mainly due to a 4% decrease in the number of Executive Recruitment engagements billed in fiscal 2013 as compared to fiscal 2012 and a 3% decrease in the weighted-average fee billed per engagement during the same period and due to a decline in the number of consultants. Exchange rates unfavorably impacted fee revenues by $10.5 million in fiscal 2013.

North America reported fee revenue of $290.3 million, a decrease of $15.4 million, or 5%, in fiscal 2013 compared to $305.7 million in fiscal 2012. North America’s decrease in fee revenue is primarily due to a 4% decrease in the number of engagements billed during fiscal 2013 as compared to fiscal 2012, and a 1% decrease in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was driven by decreases in fee revenue in the industrial, life sciences/healthcare and financial services sectors, partially offset by the growth in education/non-profit sector. Exchange rates unfavorably impacted North America fee revenue by $0.4 million in fiscal 2013.

EMEA reported fee revenue of $128.8 million, a decrease of $12.6 million, or 9%, in fiscal 2013 compared to $141.4 million in fiscal 2012. Exchange rates unfavorably impacted EMEA’s fee revenue by $5.9 million in fiscal 2013. EMEA’s decrease in fee revenue was primarily driven by a 7% decrease in the number of engagements billed and a 2% decrease in weighted-average fees billed per engagement in fiscal 2013 as compared to fiscal 2012. The performance in existing offices in the France, United Kingdom, Spain, Turkey and Sweden were the primary contributors to the decrease. In terms of business sectors, industrial and life sciences/healthcare experienced the largest decreases in fee revenue, partially offset by the growth in consumer goods, education/non-profit and financial services sectors in fiscal 2013 as compared to fiscal 2012.

Asia Pacific reported fee revenue of $73.2 million, a decrease of $9.0 million, or 11%, in fiscal 2013 compared to $82.2 million in fiscal 2012. Exchange rates unfavorably impacted fee revenue for Asia Pacific by $1.4 million in fiscal 2013. The decrease was mainly due to a 13% decrease in the number of engagements billed, partially offset by a 3% increase in weighted-average fees billed per engagement in fiscal 2013 compared to fiscal 2012. The decrease in performance in Japan, Australia, Hong Kong, and Malaysia were the primary contributors to the decrease in fee revenue, partially offset by an increase in fee revenues in Singapore. The largest decrease in fee revenue was experienced in the industrial, financial services and consumer goods sectors, offset by growth in the technology sector.

South America reported fee revenue of $30.2 million, a decrease of $1.7 million, or 5%, in fiscal 2013 compared to $31.9 million in fiscal 2012. Exchange rates unfavorably impacted fee revenue for South America by $2.8 million in fiscal 2013. The decrease in fee revenue was mainly due to a decrease in the weighted-average fees billed offset by an increase in the number of engagements billed. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue, offset by increases in fee revenue in Peru and Venezuela. Industrial and financial services were the main sectors contributing to the decrease in fee revenue, partially offset by growth in the technology and consumer goods sectors.

Leadership & Talent Consulting.    LTC serves as a bridge between a client’s business strategy and their talent strategy. LTC combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development and enterprise learning. LTC reported fee revenue of $168.1 million, an increase of $52.7 million, or 46%, in fiscal 2013 compared to $115.4 million in fiscal 2012. Excluding fee revenue of $45.6 million from the current year acquisitions, fee revenue would have been $122.5 million, an increase of $7.1 million, or 6% as compared to fiscal 2012. Exchange rates unfavorably impacted fee revenue for LTC by $2.1 million in fiscal 2013. Excluding fee revenue from the current year acquisitions, the improvement in fee revenue was driven by an increase in broad based client demand with increases in the number of consulting clients. The increase in fee revenue consisted of an increase in fee revenue in EMEA of $1.3 million, or 6%, to $24.0 million, an increase in South America fee revenue of $1.1 million to $5.0 million, an increase in Asia Pacific fee revenue of $0.5 million to $13.5 million and an increase in fee revenue in North America of $4.2 million or 6% to $80.0 million.

Futurestep.    Futurestep reported fee revenue of $122.2 million, an increase of $8.3 million, or 7%, in fiscal 2013 compared to $113.9 million in fiscal 2012. Exchange rates unfavorably impacted fee revenue for Futurestep by $2.5 million in fiscal 2013. The increase in Futurestep’s fee revenue was due to a 14% increase in the number of engagements billed, offset by a 6% decrease in the weighted-average fees billed per engagement in fiscal 2013 compared to fiscal 2012. The increase in fee revenue was also positively impacted by an increase in level of activity for existing clients in fiscal 2013 as compared to fiscal 2012. Improvement in Futurestep fee revenue is primarily driven by increases in recruitment process outsourcing and to a lesser extent recruitment for non-executive professionals.

Compensation and Benefits

Compensation and benefits expense increased $21.1 million, or 4%, to $555.3 million in fiscal 2013 from $534.2 million in fiscal 2012. The increase in compensation and benefits expense was due to the current year acquisitions, which contributed $30.9 million in compensation and benefits expense. Excluding the current year acquisitions, compensation and benefits expense decreased by $9.8 million, or 2% compared to fiscal 2012. The decrease in compensation and benefits was mainly due to a $9.5 million, or 3% decrease in salaries and related taxes (excluding current year acquisitions). Salaries and related payroll taxes declined due to a decrease in the average Executive Recruitment headcount during fiscal 2013 compared to fiscal 2012. Also contributing to the decline in compensation and benefits expense was a $1.7 million decrease in performance related bonus expense to $113.9 million from $115.6 million as result of a decline in the Company’s overall level of profitability as defined by pre-tax income before bonus and restructuring expense in fiscal 2013 compared to fiscal 2012. Offsetting the decline in compensation and benefits expense was an increase in the fair value of amounts owed under certain compensation plans of $5.2 million, partially offset by $1.9 million decrease in amortized prepaid compensation and a $1.8 million decrease in stock based compensation due to a smaller amount of awards granted in fiscal 2013 compared to prior years. Exchange rates favorably impacted compensation and benefits expenses by $10.2 million during fiscal 2013.

The changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase to compensation and benefits expense of $5.6 million and $0.4 million in fiscal 2013 and 2012, respectively. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), of $7.6 million and $1.1 million in fiscal 2013 and 2012, respectively, recorded in other income (loss), net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense decreased $11.6 million, or 3%, to $354.1 million in fiscal 2013 compared to $365.7 million in fiscal 2012, primarily due to a $8.4 million or 4% decrease in salaries and related payroll taxes, a decrease of $1.4 million in stock based compensation and a $1.3 million decline from the reduction in the use of outside contractors due to ongoing cost control initiatives, partially offset by an increase in the fair value of vested amounts owed under certain deferred compensation plans that resulted in an increase in compensation expense of $4.9 million in fiscal 2013 compared to fiscal 2012. Salaries and related payroll taxes declined due to the decrease in average Executive Recruitment headcount while the decrease in stock based compensation was due to the smaller amount of awards being granted in fiscal 2013 compared to prior years. In addition, performance related bonus expense decreased by $2.5 million driven by the decrease in Executive Recruitment overall level of profitability. Exchange rates favorably impacted compensation and benefits expense by $7.2 million during fiscal 2013. Executive Recruitment compensation and benefits expense increased as a percentage of fee revenue to 68% in fiscal 2013 from 65% in fiscal 2012.

LTC compensation and benefits expense increased $32.7 million, or 52%, to $95.8 million in fiscal 2013 from $63.1 million in fiscal 2012. The increase was primarily due to the current year acquisitions, which contributed $30.9 million of compensation and benefits expense, an increase of $1.4 million in salaries and related payroll taxes and an increase in performance related bonus expense of $1.3 million. The increase in the performance related bonus expense was driven by the 6% increase in fee revenue (excluding fee revenue from current year acquisitions), which contributed to the overall level of profitability as defined by pre-tax income before bonus and restructuring expense while the increase in salaries and related payroll taxes is due to a 5% increase in average headcount (excluding current year acquisitions) in fiscal 2013 compared to fiscal 2012. LTC compensation and benefits expense as a percentage of fee revenue increased to 57% in fiscal 2013 from 55% in fiscal 2012. Exchange rates favorably impacted compensation and benefits expense by $1.4 million during fiscal 2013.

Futurestep compensation and benefits expense increased $0.1 million to $82.8 million in fiscal 2013 from $82.7 million in fiscal 2012. The increase was primarily due to an increase in performance related bonus expense of $1.2 million which was driven by the 7% increase in fee revenue offset by savings in salaries and related payroll taxes due to fewer senior — level employees and more execution personnel. Exchange rates favorably impacted compensation and benefits expense by $1.6 million. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 68% in fiscal 2013 from 73% in fiscal 2012.

Corporate compensation and benefits expense decreased $0.1 million to $22.6 million in fiscal 2013 from $22.7 million in fiscal 2012. Compensation and benefits expense decreased due to a decrease in performance related bonus expense of $1.7 million. Offsetting the decrease in compensation and benefits expense was a

15% increase in the average headcount contributed in part by transfers of certain individuals performing functions that benefit the Company worldwide.

General and Administrative Expenses

General and administrative expenses increased $3.9 million, or 3%, to $142.8 million in fiscal 2013 compared to $138.9 million in fiscal 2012. The current year acquisitions, resulted in an increase in general and administrative expenses of $7.9 million. Excluding the current year acquisitions, general and administrative expenses decreased $4.0 million, or 3%, in fiscal 2013 compared to fiscal 2012. The decrease in general and administrative expenses is attributable to a decrease in legal and professional fees of $6.0 million, a decrease in foreign exchange loss of $2.0 million, a $0.8 million decrease in business development expense and a decrease in travel related expenses of $0.7 million. These decreases were partially offset by an increase of $3.1 million in transaction and integration costs incurred as part of the acquisition of PDI, a reduction in contingent consideration relating to a prior acquisition of $2.2 million, which reduced general and administrative expenses in fiscal 2012, and an increase in the bad debt expense of $0.8 million. The decrease in business development expense and travel related expenses was due to the ongoing cost control initiatives. Exchange rates favorably impacted general and administrative expenses by $3.5 million in fiscal 2013. General and administrative expenses as a percentage of fee revenue was 18% in both fiscal 2013 and 2012.

Executive Recruitment general and administrative expenses decreased $6.3 million, or 8%, to $69.9 million in fiscal 2013 from $76.2 million in fiscal 2012. The decrease in general and administrative expenses was driven by a decrease of $2.9 million in premise and office expense, $1.2 million decrease in foreign exchange loss, a decrease of $0.8 million in travel related expense, $0.7 million decrease in bad debt expense, and a decrease of $0.4 million in business development expense. The decrease in premise expense was due to the restructuring that took place in fiscal 2013 and lower maintenance costs while the decrease in bad debt expense was due to a decline in historical bad debt trends. The decrease in travel related expense and business development expense was due to the implementation of ongoing cost control initiatives. Exchange rates favorably impacted general and administrative expenses by $2.2 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2013 compared to 14% in fiscal 2012.

LTC general and administrative expenses increased $9.2 million, or 55%, to $25.8 million in fiscal 2013 from $16.6 million in fiscal 2012. The increase in general and administrative expense was due in large part to the current year acquisitions, which contributed $7.9 million to the increase. Also contributing to the increase was an increase in bad debt expense of $0.9 million and an increase in business development expense of $0.5 million in fiscal 2013 compared to fiscal 2012. The increases in business development expense and bad debt expense were due to the increase in LTC’s business activity. Exchange rates favorably impacted general and administrative expenses by $0.3 million. LTC general and administrative expenses as a percentage of fee revenue was 15% in fiscal 2013 compared to 14% in fiscal 2012.

Futurestep general and administrative expenses decreased $0.1 million, or 1%, to $19.0 million in fiscal 2013 from $19.1 million in fiscal 2012. As compared to fiscal 2012, the following components of general and administrative expenses decreased in fiscal 2013: business development expense decreased $0.6 million, professional service fees decreased $0.6 million and travel related expenses decreased $0.2 million; such decreases were offset by increases in premise and office expense of $0.8 million and bad debt expense of $0.5 million due to an increase in business activity during fiscal 2013 compared to fiscal 2012. The decrease in business development and travel related expenses were both due to cost control initiatives, while the decrease in professional services was due to lower legal fees. The increase in the premise and office expense was due to higher maintenance costs. Exchange rates favorably impacted general and administrative expenses by $1.0 million. Futurestep general and administrative expenses as a percentage of fee revenue was 16% in fiscal 2013 compared to 17% in fiscal 2012.

Corporate general and administrative expenses increased $1.1 million, or 4%, to $28.1 million in fiscal 2013 from $27.0 million in fiscal 2012. The increase in general and administrative expenses was due to $3.1 million in transaction and integration costs incurred as a result of the acquisition of PDI, and an increase of $1.1 million in premise and office expense as a result of higher insurance and maintenance costs. In addition, fiscal 2012 included a reduction in a contingent consideration of $2.2 million relating to a prior acquisition. These increases were partially offset by a decrease of $5.1 million in professional services mainly due to a decline in legal fees.

Engagement Expenses

Engagement expenses consist of expenses incurred by candidates and our consultants that are normally reimbursed by clients. In addition, engagement expenses include non-billable contractor and product costs related to the delivery of various services and products. Engagement expenses increased $10.0 million, or 18%, to $65.9 million in the fiscal 2013 compared to $55.9 million in fiscal 2012. Excluding engagement expenses of $9.4 million from the current year acquisitions, engagement expenses would have been $56.5 million, an increase of $0.6 million compared to fiscal 2012. Engagement expenses as a percentage of fee revenue was 8% and 7% during fiscal 2013 and 2012, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $19.0 million and $14.0 million in fiscal 2013 and 2012, respectively, an increase of $5.0 million or 36%. This increase is attributable to the current year acquisition which resulted in an increase in depreciation and amortization expense of $3.5 million due to the increase in intangible assets from the acquisitions and fixed assets. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements and intangible assets.

Restructuring Charges, Net

During fiscal 2013, we implemented two restructuring plans in order to rationalize our cost structure in response to anticipated revenue levels and to focus on the integration synergies associated with the current year acquisitions. As a result, we recorded $22.8 million of restructuring charges, net with $16.3 million of severance costs and $6.5 million in facility costs due to the consolidation and elimination of office space around the world. During fiscal 2012, we increased previously recorded restructuring charges, net by $0.9 million, primarily related to the inability to sublease space, which was included in the original estimate.

Operating Income

Operating income decreased $39.0 million to $43.9 million in fiscal 2013 as compared to $82.9 million in fiscal 2012. This decrease in operating income resulted from an increase in restructuring charges, compensation and benefits expense, engagement expenses, depreciation and amortization expenses and general administrative expenses of $21.9 million, $21.1 million, $10.0 million, $5.0 million and $3.9 million, respectively, offset by a $22.3 million increase in fee revenue, during fiscal 2013 as compared to fiscal 2012. Operating margin declined by 5.1 percentage points during fiscal 2013 as compared to fiscal 2012, primarily due to a change in mix of fee revenues by operating segment, lower operating margins in Executive Recruitment and LTC, partially offset by an increase in Futurestep operating margins and an increase in the operating loss in the Corporate segment.

Executive Recruitment operating income decreased $28.9 million to $81.0 million in fiscal 2013 as compared to $109.9 million in fiscal 2012. The decrease in Executive Recruitment operating income is attributable to a decrease of $38.7 million in fee revenue and in increase in restructuring charges of $7.3 million, offset by a decrease of $11.6 million in compensation and benefits expense and a decrease of $6.3 million in general and administrative expenses, as compared to fiscal 2012. Executive Recruitment operating income during fiscal 2013 as a percentage of fee revenue was 16% compared to 20% in fiscal 2012.

LTC operating income decreased by $10.0 million to $6.4 million in fiscal 2013 as compared to $16.4 million in fiscal 2012. The decrease in LTC operating income is primarily due to an increase of $32.7 million in compensation and benefits expense, $10.7 million in engagement expenses, $9.2 million in general and administrative expenses, $10.2 million in restructuring charges and $3.4 million in depreciation and amortization expenses, offset by an increase of $52.7 million in fee revenue and a $3.6 million increase in reimbursed out of pocket engagement expenses, during fiscal 2013 as compared to fiscal 2012. LTC operating income as a percentage of fee revenue was 4% in fiscal 2013 compared to 14% in fiscal 2012 and was negatively impacted, in part, by the incremental infrastructure and support services costs related to the current year acquisitions.

Futurestep operating income increased by $2.5 million to $11.0 million in fiscal 2013 as compared to $8.5 million in fiscal 2012. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $8.3 million, offset by an increase in cost to execute resource process outsourcing engagements of $2.1 million and an increase in restructuring of $3.4 million during fiscal 2013 as compared to fiscal 2012. Futurestep operating income as a percentage of fee revenue was 9% in fiscal 2013 compared to 7% in fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA decreased $3.5 million to $97.8 million in fiscal 2013 as compared to $101.3 million in fiscal 2012. This decrease in adjusted EBITDA resulted from an increase in compensation and benefits expense (excluding separation costs), engagement expenses, and general administrative expenses (excluding transaction and integration costs) of $22.4 million, $10.0 million, and $0.8 million, respectively, offset by a $22.3 million increase in fee revenue and $6.6 million in other income, during fiscal 2013 as compared to fiscal 2012. Adjusted EBITDA margin declined by 0.8 percentage points during fiscal 2013 as compared to fiscal 2012, primarily due to a change in mix of fee revenues by operating segment, lower adjusted EBITDA margins in Executive Recruitment, partially offset by an increase in Futurestep adjusted EBITDA margins and a decrease in the adjusted EBITDA in the Corporate segment.

Executive Recruitment adjusted EBITDA decreased $19.0 million to $99.9 million in fiscal 2013 as compared to $118.9 million in fiscal 2012. The decrease in Executive Recruitment adjusted EBITDA is attributable to a decrease of $38.7 million in fee revenue, offset by a decrease of $12.2 million in compensation and benefits expense (excluding separation costs) and a decrease of $6.3 million in general and administrative expenses, as compared to fiscal 2012. Executive Recruitment adjusted EBITDA during fiscal 2013 as a percentage of fee revenue was 19% compared to 21% in fiscal 2012.

LTC adjusted EBITDA increased by $3.5 million to $22.6 million in fiscal 2013 as compared to $19.1 million in fiscal 2012. The increase in LTC adjusted EBITDA is primarily due to an increase of $52.7 million in fee revenue and a $3.6 million increase in reimbursed out of pocket engagement expenses, offset by an increase of $32.7 million in compensation and benefits expense, $10.7 million in engagement expenses and $9.2 million in general and administrative expenses during fiscal 2013 as compared to fiscal 2012. LTC adjusted EBITDA as a percentage of fee revenue was 13% in fiscal 2013 compared to 17% in fiscal 2012 and was negatively impacted, in part, by the incremental infrastructure and support services costs related to the current year acquisitions.

Futurestep adjusted EBITDA increased by $5.1 million to $15.7 million in fiscal 2013 as compared to $10.6 million in fiscal 2012. The increase in Futurestep adjusted EBITDA was primarily due to an increase in fee revenue of $8.3 million, offset by an increase in cost to execute resource process outsourcing engagements of $2.1 million and an increase in compensation and benefits expense (excluding separation costs) of $1.0 million during fiscal 2013 as compared to fiscal 2012. Futurestep adjusted EBITDA as a percentage of fee revenue was 13% in fiscal 2013 compared to 9% in fiscal 2012.

Other Income (Loss), Net

Other income (loss), net increased by $6.6 million, to income of $6.3 million in fiscal 2013 compared to a loss of $0.3 million in fiscal 2012. The increase in other income (loss), net reflects a $6.5 million increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during fiscal 2013 as compared to fiscal 2012. Offsetting this increase in other income (loss), net is a $5.4 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements) during the same period, which resulted in an increase of compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.3 million and $1.8 million in fiscal 2013 and 2012, respectively.

Income Tax Provision

The provision for income taxes was $16.7 million in fiscal 2013 compared to $28.4 million in fiscal 2012. The provision for income taxes in fiscal 2013 and 2012 reflects a 35% effective tax rate for both periods.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiaries, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. IGroup, LLC became an unconsolidated subsidiary in the third quarter of fiscal 2012 when we sold a portion of the interest in the subsidiary. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $2.1 million in fiscal 2013, compared to $1.9 million in fiscal 2012.

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

Executive Recruitment.    Executive recruitment reported fee revenue of $561.2 million, an increase of $6.5 million, or 1%, in fiscal 2012 compared to $554.7 million in fiscal 2011. The increase in executive recruitment fee revenue was driven by a 6% increase in the weighted-average fees billed per engagement in fiscal 2012 as compared to fiscal 2011, offset by a 5% decrease in the number of executive recruitment engagements billed during the same period. Weighted-average fees billed are impacted by the mix of engagements by geography and fluctuating foreign currencies. Exchange rates favorably impacted fee revenues by $11.7 million in fiscal 2012.

North America reported fee revenue of $305.7 million, a decrease of $0.5 million in fiscal 2012 compared to $306.2 million in fiscal 2011. North America’s decrease in fee revenue was primarily due to a 2% decrease in the number of engagements billed during fiscal 2012 as compared to fiscal 2011, offset by an increase of 2% in the weighted-average fees billed per engagement in the region during the same period. The overall decrease in fee revenue was driven by decreases in fee revenue in the technology and financial services sectors, partially offset by an increase in fee revenue in the life sciences/healthcare, industrial and education/non-profit sector. Exchange rates favorably impacted North America fee revenue by $0.8 million in fiscal 2012.

EMEA reported fee revenue of $141.4 million, an increase of $4.0 million, or 3%, in fiscal 2012 compared to $137.4 million in fiscal 2011. EMEA’s increase in fee revenue was primarily driven by a 9% increase in the weighted-average fees billed, offset by a 6% decrease in the number of engagements billed in fiscal 2012 as compared to fiscal 2011. The performance in existing offices in Switzerland, Germany, and Belgium were the primary contributors to the increase in fee revenue in fiscal 2012 compared to fiscal 2011, offset by a decrease in fee revenue in the United Arab Emirates. In terms of business sectors, industrial and consumer goods experienced the largest increases in fee revenue in fiscal 2012 as compared to fiscal 2011, partially offset by a decrease in fee revenue in the financial services sector. Exchange rates favorably impacted EMEA’s fee revenue by $4.9 million in fiscal 2012.

Asia Pacific reported fee revenue of $82.2 million, an increase of $0.3 million, in fiscal 2012 compared to $81.9 million in fiscal 2011. This increase was mainly due to a 16% increase in weighted-average fees billed per engagement, offset by a 13% decrease in the number of engagements billed in fiscal 2012 compared to fiscal 2011. The performance in Japan and Australia were the primary contributors to the increase in fee revenue in fiscal 2012 compared to fiscal 2011, offset by a decrease in fee revenue from Hong Kong. The largest increase in fee revenue was experienced in the consumer goods and industrial sectors, offset by a decrease in fee revenue in the financial services sector. Exchange rates favorably impacted fee revenue for Asia Pacific by $3.9 million in fiscal 2012.

South America reported fee revenue of $31.9 million, an increase of $2.7 million, or 9%, in fiscal 2012 compared to $29.2 million in fiscal 2011. The increase in South America’s fee revenue was due to a 7% increase in the number of engagements billed during fiscal 2012 as compared to fiscal 2011 and a 2% increase in the weighted- average fees billed per engagement in the region during the same period. The performance in Chile and Brazil were the primary contributors to the increase in fee revenue in fiscal 2012 compared to fiscal 2011. Industrial, financial services and life sciences/healthcare were the main sectors contributing to the increase in fee revenue in fiscal 2012 compared to fiscal 2011, partially offset by a decrease in fee revenue in the technology sector. Exchange rates favorably impacted fee revenue for South America by $2.1 million in fiscal 2012.

Leadership & Talent Consulting.    LTC reported fee revenue of $115.4 million, an increase of $16.0 million, or 16%, in fiscal 2012 compared to $99.4 million in fiscal 2011. The improvement in fee revenue was driven by an increase in broad based client demand with increases in the number of consulting clients and in fee revenue productivity per consultant in fiscal 2012 compared to fiscal 2011. The increase in fee revenue consisted of an increase in fee revenue in North America of $6.0 million or 9% to $75.8 million, an increase in Asia Pacific fee revenue of $4.6 million to $13.0 million, an increase in fee revenue in EMEA of $4.3 million, or 23%, to $22.7 million and an increase in South America fee revenue of $1.1 million to $3.9 million. Exchange rates favorably impacted fee revenue for LTC by $1.7 million in fiscal 2012.

Futurestep.    Futurestep reported fee revenue of $113.9 million, an increase of $23.7 million, or 26%, in fiscal 2012 compared to $90.2 million in fiscal 2011. The increase in Futurestep’s fee revenue was due to a 23% increase in the weighted-average fees billed per engagement and a 3% increase in the number of engagements billed in fiscal 2012 compared to fiscal 2011. The increase in fee revenue was also positively impacted by an increase in new clients and in the level of activity for existing clients in fiscal 2012 as compared to fiscal 2011. The increase in Futurestep’s fee revenue consisted of North America fee revenue increase of $12.3 million, or 35%, to $47.6 million; Asia Pacific fee revenue increase of $5.8 million, or 21% to $33.1 million; an increase in Europe fee revenue of $4.8 million, or 17%, to $32.4 million and fee revenue of $0.8 million in South America. Improvement in Futurestep fee revenue is primarily driven by increases in RPO, which have higher average fees per engagement, and recruitment for non-executive professionals. Exchange rates favorably impacted fee revenue for Futurestep by $4.9 million in fiscal 2012.

Compensation and Benefits

Compensation and benefits expense increased $26.8 million, or 5%, to $534.2 million in fiscal 2012 from $507.4 million in fiscal 2011. The increase in compensation and benefits expense is mainly due to a 14% increase in salaries and related payroll taxes in fiscal 2012 as compared to fiscal 2011 due in large part to a 10% growth in average worldwide headcount, and to a lesser extent, $1.9 million of separation charges related to changes in certain corporate and Futurestep leadership positions recorded in fiscal 2012. The growth in average worldwide headcount was primarily due to an increase in execution and support staff to support our growth in Futurestep and other business activities. Compensation and benefits expense in Futurestep increased $19.4 million in fiscal 2012 compared to fiscal 2011. The increase in compensation and benefits expense was partially offset by a $10.7 million decrease in performance related bonus expense. This decrease was driven by the Company’s overall level of profitability and was also impacted by a change in the mix of business by operating segment, notably from the strong performance of Futurestep, where bonus expense relative to revenues is lower than in the Executive Recruitment operating segment. During fiscal 2012, Futurestep and LTC fee revenue increased by 26% and 16%, respectively compared to fiscal 2011 while Executive Recruitment fee revenue only increased by 1% for the same period. The performance related bonus expense was $116.8 million in fiscal 2012 compared to $128.3 million in fiscal 2011. In addition, the performance related bonus expense for fiscal 2012 and fiscal 2011 was reduced by a change in the bonus expense estimate of $1.2 million and $2.0 million for fiscal 2011 and fiscal 2010, respectively, resulting in net bonus expense of $115.6 million and $126.3 million, respectively. These changes in estimates represent the difference between the bonus expense recorded for fiscal 2011 and fiscal 2010 and the actual cash payments made or to be made with respect to amounts earned during such fiscal years. Exchange rates unfavorably impacted compensation and benefits expenses by $13.2 million during fiscal 2012.

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

Executive recruitment compensation and benefits expense decreased $1.9 million to $365.7 million in fiscal 2012 compared to $367.6 million in fiscal 2011. The decrease in compensation and benefits expense is primarily due to a reduction in the performance related bonus expense of $10.4 million in fiscal 2012 compared to the fiscal 2011 driven by the Company’s overall level of profitability as defined by pre-tax income before bonus expense. Offsetting these decreases was a 7% increase in salaries and related payroll taxes due in large part to a 3% growth in average executive recruitment headcount (primarily support staff). In addition, changes in the fair value of vested amounts owed under certain deferred compensation plans resulted in an increase of compensation expense of $0.4 million and $5.6 million in fiscal 2012 and fiscal 2011, respectively. Executive recruitment compensation and benefits expense decreased as a percentage of fee revenue to 65% from 66% in fiscal 2012 and 2011, respectively. Exchange rates unfavorably impacted compensation and benefits expenses by $8.9 million during fiscal 2012.

LTC compensation and benefits expense increased $4.8 million, or 8%, to $63.1 million in fiscal 2012 from $58.3 million in fiscal 2011. The increase was primarily due to an increase in salaries and related payroll taxes which was due to a 3% increase in average headcount in fiscal 2012 compared to fiscal 2011 and an increase in resources used to support the increase in the volume of business activity. LTC compensation and benefits expense as a percentage of fee revenue decreased to 55% in fiscal 2012 from 59% in fiscal 2011. Exchange rates unfavorably impacted compensation and benefits expense by $1.1 million during fiscal 2012.

Futurestep compensation and benefits expense increased $19.4 million, or 31%, to $82.7 million in fiscal 2012 from $63.3 million in fiscal 2011. The increase was primarily due to a 30% increase in average headcount in support of Futurestep’s increased business activities and 26% increase in fee revenue, and to a lesser extent, $0.9 million of separation changes related to changes in Futurestep leadership positions. Exchange rates unfavorably impacted compensation and benefits expense by $3.2 million. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 73% in fiscal 2012 from 70% in fiscal 2011.

Corporate compensation and benefits expense was $22.7 million in fiscal 2012 which is net of $6.3 million increase in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) compared to $18.2 million in fiscal 2011 which is net of $7.2 million increase of the CSV of COLI. The CSV of COLI is held to fund other deferred compensation retirement plans and the change in CSV of COLI was the primary reason for the increase in compensation and benefits expense in addition to an increase in average headcount. The increase in the CSV of COLI was due to changes in the value of the underlying investments due to market changes. Contributing to the increase in compensation and benefit expense in fiscal 2012 is $1.0 million in separation charges related to changes in a Corporate leadership position and a 17% increase in average headcount.

General and Administrative Expenses

General and administrative expenses increased $22.4 million, or 19%, to $138.9 million in fiscal 2012 compared to $116.5 million in fiscal 2011. The increase is attributable to an increase of $12.4 million in legal and other professional fees associated with regulatory matters and, to a much lesser extent, our investments to enhance our internal control environment, business development activities and other employee related matters an increase of $5.8 million in premise and office expenses and $3.2 million in business development expenses, which includes costs associated with social media initiatives. Also, contributing to the increase in general and administrative expenses were foreign exchange transaction losses in fiscal 2012 compared to foreign exchange transaction gains in fiscal 2011, netting to an increase in general and administrative expenses of $2.7 million. Partially offsetting these increases was a decrease of $1.9 million in bad debt expense due to greater than anticipated collections in the second half of fiscal 2012. Exchange rates unfavorably impacted general and administrative expenses by $4.0 million in fiscal 2012. General and administrative expenses as a percentage of fee revenue were 18% in fiscal 2012 as compared to 16% in fiscal 2011.

Executive recruitment general and administrative expenses increased $5.5 million, or 8%, to $76.2 million in fiscal 2012 from $70.7 million in fiscal 2011. The increase in general and administrative expenses was driven by an increase in premises and office expense, foreign exchange transaction losses and an increase in business development, partially offset by a decrease in bad debt expense in fiscal 2012 compared to fiscal 2011. Premise and office expenses increased due to obtaining additional office space in existing locations and bad debt expense decreased due to greater than anticipated collections in fiscal 2012. Exchange rates unfavorably impacted general and administrative expenses by $2.4 million. Executive recruitment general and administrative expenses as a percentage of fee revenue were 14% in in fiscal 2012 as compared to 13% in fiscal 2011.

LTC general and administrative expenses decreased $2.3 million, or 12%, to $16.6 million in fiscal 2012 from $18.9 million in fiscal 2011. The decrease in general and administrative expense was due to write-off the Sensa trademark, in fiscal 2011 and decrease in bad debt expense in fiscal 2012 compared to fiscal 2011. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million. LTC general and administrative expenses as a percentage of fee revenue were 14% in fiscal 2012 compared to 19% in fiscal 2011.

Futurestep general and administrative expenses increased $2.7 million, or 16%, to $19.1 million in fiscal 2012 compared to $16.4 million in fiscal 2011, primarily due to increases of $1.8 million in premises and office expenses and $1.0 million in business development related to the increase in our overall business activities reflected in the 26% increase in fee revenues. Exchange rates unfavorably impacted general and administrative expenses by $1.3 million in fiscal 2012. Futurestep general and administrative expenses as a percentage of fee revenue were 17% in fiscal 2012 compared to 18% in fiscal 2011.

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

Engagement Expenses

Engagement expenses consist of expenses incurred by candidates and our consultants that are normally reimbursed by clients. In addition, engagement expenses include non-billable contractor and product costs related to the delivery of various services and products. Engagement expenses increased $4.1 million, or 8%, to $55.9 million in fiscal 2012 compared to $51.8 million in fiscal 2011, driven by the increase in the volume of business activity. Engagement expenses as a percentage of fee revenue were 7% in both fiscal 2012 and 2011.

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

Operating Income

Operating income decreased $2.9 million to $82.9 million in fiscal 2012 as compared to $85.8 million in fiscal 2011. This decrease in operating income resulted from an increase in compensation and benefits expense and general administrative expenses of $26.8 million and $22.4 million, respectively, offset by a $46.2 million increase in fee revenue during fiscal 2012 as compared to fiscal 2011. Operating margin declined by 1.0 percentage points during fiscal 2012 as compared to fiscal 2011, primarily due to a change in mix of fee revenues by operating segment and a decrease in operating loss in the Corporate segment.

Executive Recruitment operating income increased $5.6 million to $109.9 million in the fiscal 2012 as compared to $104.3 million in fiscal 2011. The increase in Executive Recruitment operating income is attributable to an increase of $6.5 million in fee revenue, a decrease of $1.9 million and $1.4 million in compensation and benefits expense and restructuring charges, respectively, offset by an increase of $5.5 million in general and administrative expenses during fiscal 2012 as compared to fiscal 2011. Executive Recruitment operating income as a percentage of fee revenue were 20% in fiscal 2012 as compared to 19% in fiscal 2011.

LTC operating income increased by $11.3 million to $16.4 million in fiscal 2012 as compared to $5.1 million in fiscal 2011. The increase in LTC operating income is primarily due to an increase of $16.0 million in fee revenue and a decrease of $2.3 million in general and administrative expenses, offset by an increase of $4.8 million in compensation and benefits expense during fiscal 2012 as compared to fiscal 2011. LTC operating income as a percentage of fee revenue was 14% in fiscal 2012 as compared to 5% in fiscal 2011.

Futurestep operating income increased by $1.5 million to $8.5 million in fiscal 2012 as compared to $7.0 million in fiscal 2011. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $23.7 million, offset by an increase in compensation and benefits expense of $19.4 million and an increase of $2.7 million in general and administrative expenses during fiscal 2012 as compared to fiscal 2011. Futurestep operating income as a percentage of fee revenue were 7% in fiscal 2012 as compared to 8% in fiscal 2011.

Adjusted EBITDA

Adjusted EBITDA decreased $7.6 million to $101.3 million in fiscal 2012 as compared to $108.9 million in fiscal 2011. This decrease in adjusted EBITDA resulted from an increase in compensation and benefits expense (excluding separation charges), and general administrative expenses of $24.9 million and $22.4 million, respectively, and a decrease of $6.7 million in other income, due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans, offset by a $46.2 million increase in fee revenue and $4.3 million increase in reimbursed out of pocket engagement expenses during fiscal 2012 as compared to fiscal 2011. Adjusted EBITDA margin declined by 1.8 percentage points during fiscal 2012 as compared to fiscal 2011, primarily due to a change in mix of fee revenues by operating segment and a decrease in adjusted EBITDA in the Corporate segment.

Executive Recruitment adjusted EBITDA increased $5.0 million to $118.9 million in the fiscal 2012 as compared to $113.9 million in fiscal 2011. The increase in Executive Recruitment adjusted EBITDA is attributable to an increase of $6.5 million in fee revenue, a decrease of $1.9 million in compensation and benefits expense, offset by an increase of $5.5 million in general and administrative expenses during fiscal 2012 as compared to fiscal 2011. Executive Recruitment adjusted EBITDA as a percentage of fee revenue were 21% in both fiscal 2012 and 2011.

LTC adjusted EBITDA increased by $11.0 million to $19.1 million in fiscal 2012 as compared to $8.1 million in fiscal 2011. The increase in LTC adjusted EBITDA is primarily due to an increase of $16.0 million in fee revenue and a decrease of $2.3 million in general and administrative expenses, offset by an increase of $4.8 million in compensation and benefits expense during fiscal 2012 as compared to fiscal 2011. LTC adjusted EBITDA as a percentage of fee revenue was 17% in fiscal 2012 as compared to 8% in fiscal 2011.

Futurestep adjusted EBITDA increased by $2.8 million to $10.6 million in fiscal 2012 as compared to $7.8 million in fiscal 2011. The increase in Futurestep adjusted EBITDA was primarily due to an increase in fee revenue of $23.7 million, offset by an increase in compensation and benefits expense (excluding separation costs) of $18.5 million and an increase of $2.7 million in general and administrative expenses during fiscal 2012 as compared to fiscal 2011. Futurestep adjusted EBITDA as a percentage of fee revenue were 9% in both fiscal 2012 and 2011.

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

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, it is likely that such changes would put negative pressure on demand for our services and affect our operating cash flows. In light of the current economic uncertainty, the Company implemented a restructuring plan in the second quarter of fiscal 2013 in order to align our cost structure with anticipated revenue levels. In addition, in the third and fourth quarters of fiscal 2013, we implemented another restructuring plan focused on the integration synergies associated with the current year acquisitions. If the uncertain economic environment negatively impacts the demand for our services for a prolonged period of time, we may incur negative cash flows, and if such conditions persist over an extended period of time, it might require us to access our existing credit Facility to meet our capital needs.

Cash and cash equivalents and marketable securities were $366.0 million and $417.7 million as of April 30, 2013 and 2012, respectively. As of April 30, 2013 and 2012, we held $146.8 million and $130.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $0.9 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds, U.S. Treasury and agency securities and commercial paper. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of April 30, 2013 and 2012, our marketable securities of $141.9 million and $135.7 million, respectively, included $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $93.5 million and $74.6 million, respectively, are classified as non-current. Our obligations for which these assets were held in trust totaled $99.2 million and $82.6 million as of April 30, 2013 and 2012, respectively. As of April 30, 2013 and 2012, we had marketable securities classified as available-for-sale with a balance of $43.9 million and $53.5 million, respectively. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net decrease in our working capital of $99.8 million as of April 30, 2013 compared to April 30, 2012 is primarily attributable to a decrease in cash and cash equivalents and current portion of marketable securities and an increase in other accrued liabilities, partially offset by an increase in accounts receivable. Cash and cash equivalents decreased due to the payment of annual bonuses earned in fiscal 2012 and paid during the first quarter fiscal 2013 and Company contributions made to the ECAP. Cash and cash equivalents also decreased as a result of the acquisitions of Global Novations and PDI while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 64 days to 68 days from April 30, 2012 to April 30, 2013. Accounts receivable also increased as a result of the acquisitions of PDI and Global Novations, which accounted for $25.7 million of the increase as of acquisition date. The decrease in marketable securities is due to lower expected ECAP payments in the next twelve months and an overall decrease in our available-for-sale securities as a result of the acquisitions of Global Novations and PDI. The increase in other accrued liabilities is primarily due to restructuring accruals recorded in fiscal 2013 that are due within one year and $15.0 million in contingent consideration liabilities due to the acquisition of PDI. Cash provided by operating activities was $61.7 million in fiscal 2013, a decrease of $9.3 million, from cash provided by operating activities of $71.0 million in fiscal 2012. The decrease in cash provided in operating activities is primarily due to lower operating income, offset by a decrease in fiscal 2012 bonuses paid in fiscal 2013 as compared to fiscal 2011 bonuses paid in fiscal 2012.

Cash used in investing activities was $116.7 million in fiscal 2013; an increase of $83.7 million from cash used in investing activities of $33.0 million in fiscal 2012. The increase in cash used in investing activities is primarily attributable to the purchase price payment for the acquisition of PDI of $77.6 million and Global Novations of $34.5 million, offset by an increase of $13.6 million in net proceeds from the purchase and sale/maturities of marketable securities. In addition, there was $7.2 million in restricted cash that became unrestricted during the year as a result of entering into a new credit agreement, as described below, that does not require the Company to maintain a certain amount of cash as collateral (which was required under the Company’s prior credit facility), and a decrease in cash used to purchase property and equipment of $5.5 million.

Cash used in financing activities was $0.4 million in fiscal 2013, an increase of $2.6 million from cash provided by financing activities of $2.2 million in fiscal 2012. Cash used in financing activities increased primarily due to a decrease of $2.2 million in cash proceeds from the exercise of employee stock options and our employee stock purchase plan, a decrease of $1.4 million in tax benefit from the exercise of stock options and a $0.4 million decrease in the amount of borrowings under life insurance policies, offset by a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $1.4 million. As of April 30, 2013, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2013:

		Payments Due in:
	Note(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$213,328	$44,096	$65,456	$37,681	$66,095
Accrued restructuring charges(2)	7	11,045	8,426	2,041	558	20
Interest payments on COLI loans(3)	10	49,385	4,139	8,277	8,266	28,703
Contingent consideration	12	15,000	15,000	—	—	—

Total		$288,758	$71,661	$75,774	$46,505	$94,818

(1)	See Note in the accompanying consolidated financial statements in Item 15.

(2)	Represents rent payments, net of sublease income on an undiscounted basis and severance costs.

(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00%.

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

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased Company Owned Life Insurance (“COLI”) policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2013 and 2012, we held contracts with gross CSV of $159.2 million and $151.1 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of April 30, 2013 and 2012. At April 30, 2013 and 2012, the net cash value of these policies was $85.9 million and $77.8 million, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Starting in second quarter of fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums and as a result there were no borrowings under our COLI contracts in fiscal 2013.

Long-Term Debt

We entered into a new senior unsecured revolving Credit Agreement (the “Facility”) on January 18, 2013, which provides for an aggregate availability up to $75.0 million with an option to increase the Facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit. The Facility matures on January 18, 2018 and replaces the senior secured Loan Agreement dated as of March 14, 2011 (the “Previous Facility”), which was terminated on the same date the Facility was entered into with the exception of

$2.7 million of letters of credits that are still outstanding under the Previous Facility. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA. As of April 30, 2013, we are in compliance with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and shares repurchases of our common stock.

As of April 30, 2013 and 2012, we had no borrowings under the Facility or Previous Facility. At April 30, 2013 and 2012, there was $2.7 million and $2.9 million, respectively, of standby letters of credit associated with certain lease premises. We were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding as of April 30, 2013. As of April 30, 2012, under the Previous Facility, we had $10.0 million of restricted cash. There is no restricted cash requirement under the Facility.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the presentation of comprehensive income in the financial statements. The new guidance eliminates the option to present other comprehensive income and its components as part of the statement of changes in stockholders’ equity. Instead, it requires the Company to present either a continuous statement of net income and other comprehensive income, or in two separate but consecutive statements. The new guidance was effective for the Company beginning May 1, 2012. The Company now presents the components of comprehensive income as a separate, consecutive statement. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Recently Proposed Accounting Standards

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite—lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. The adoption of this update is not expected to have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update is not expected to have a material impact on the Consolidated Financial Statements of the Company.

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company plans to adopt this guidance beginning May 1, 2014.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $0.5 million and $1.6 million during fiscal 2013 and 2012, respectively. Foreign currency gains, on an after tax basis, included in net income were $0.1 million in fiscal 2011.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain would have been $0.6 million, $1.1 million and $1.5 million, respectively, based on outstanding balances at April 30, 2013.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2013 and 2012, we had no outstanding borrowings under our Facility and Previous Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of April 30, 2013 and 2012, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

Not applicable.

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

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2013 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

The information required by this Item will be included in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP,” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2013 Proxy Statement, and is incorporated herein by reference.

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

F-1

Exhibits:

Exhibit Number	Description
2.1**+	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, Unity Sub, Inc., Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.
3.1+	Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 15, 1999.
3.2+	Certificate of Designations of 7.5% Convertible Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
3.3+	Second Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed April 29, 2009.
4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.
4.2+	Form of Stock Purchase Warrant, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed June 18, 2002.
10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.
10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

Exhibit Number	Description

10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.11*+	Korn/Ferry International Special Severance Pay Policy, dated January 1, 2000, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 19, 2001.

10.12*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

10.13*+	Letter from Korn/Ferry International Futurestep, Inc. to Robert H. McNabb, dated December 3, 2001, filed as Exhibit 10.29 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.

10.14*+	Letter from the Company to Robert H. McNabb, dated November 28, 2001, filed as Exhibit 10.30 to the Company’s Amended Annual Report on Form 10-K/A, filed August 12, 2002.

10.15*+	Employment Agreement between the Company and Robert H. McNabb, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2003.

10.16*+	Employment Agreement between the Company and Gary D. Burnison, dated October 1, 2003, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.17+	Letter Agreement, dated December 31, 2003, among the Company, Friedman Fleischer & Lowe Capital Partners, L.P. and FFL Executive Partners, L.P., filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.18*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.19+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 12, 2006.

10.20*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.21*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.22*+	Stock and Asset Purchase Agreement dated as of August 8, 2006, by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.

10.23*+	Letter Agreement between the Company and Robert H. McNabb, dated as of September 29, 2006, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 11, 2006.

10.24*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.25*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

Exhibit Number	Description

10.26*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.

10.27*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.

10.28*+	Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.29*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.30*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.

10.31*+	Letter Agreement dated June 25, 2009, by and among the Company and Robert McNabb, modifying the terms of Mr. McNabb’s Employment Agreement, dated October 1, 2003, as renewed and amended on September 29, 2006, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed June 29, 2009

10.32*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.

10.33*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.

10.34*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2011.

10.35*+	Employment Agreement between the Company and Robert P. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.36*+	Separation and General Release Agreement, between Michael DiGregorio and Korn/Ferry International, dated as of February 17, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.37*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012.

10.38*	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the Performance Award Plan.

10.39*	Form of Restricted Stock Unit Award Agreement to Employees Under the Performance Award Plan.

10.40*	Letter Agreement between the Company and R.J. Heckman, Ph.D., dated December 4, 2012.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: June 25, 2013

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

Signature	Title	Date

/S/ GEORGE T. SHAHEEN George T. Shaheen	Chairman of the Board and Director	June 25, 2013

/S/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 25, 2013

/S/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 25, 2013

/S/ WILLIAM R. FLOYD William R. Floyd	Director	June 25, 2013

/S/ JERRY LEAMON Jerry Leamon	Director	June 25, 2013

Signature	Title	Date

/S/ EDWARD D. MILLER Edward D. Miller	Director	June 25, 2013

/S/ DEBRA J. PERRY Debra J. Perry	Director	June 25, 2013

/S/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	June 25, 2013

/S/ HARRY L. YOU Harry L. You	Director	June 25, 2013

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2013 acquisition of PDI Ninth House which is included in the 2013 consolidated financial statements of the Company and constituted 11% and 13% of total and net assets, respectively, as of April 30, 2013 and 3% of fee revenues, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2013.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2013 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2013, a copy of which is included in this Annual Report on Form 10-K.

June 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Korn/Ferry International’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2013 acquisition of PDI Ninth House, which is included in the 2013 consolidated financial statements of the Company and constituted 11% and 13% of total and net assets, respectively, as of April 30, 2013 and 3% of fee revenue, for the year then ended. Our audit of internal control over financial reporting of Korn/Ferry International also did not include an evaluation of the internal control over financial reporting of this newly acquired entity.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2013 and our report dated June 25, 2013, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

June 25, 2013

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2013, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Los Angeles, California

June 25, 2013

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2013	2012
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$224,066	$282,005
Marketable securities	20,347	40,936
Receivables due from clients, net of allowance for doubtful accounts of $9,097 and $9,437, respectively	161,508	126,579
Income taxes and other receivables	8,944	11,902
Deferred income taxes	3,511	10,830
Prepaid expenses and other assets	28,724	27,815

Total current assets	447,100	500,067
Marketable securities, non-current	121,569	94,798
Property and equipment, net	53,628	49,808
Cash surrender value of company owned life insurance policies, net of loans	85,873	77,848
Deferred income taxes, net	63,203	57,290
Goodwill, net	257,293	176,338
Intangible assets, net	58,187	20,413
Investments and other assets	28,376	38,127

Total assets	$1,115,229	$1,014,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,460	$14,667
Income taxes payable	5,502	8,720
Compensation and benefits payable	160,298	160,810
Other accrued liabilities	83,291	37,527

Total current liabilities	268,551	221,724
Deferred compensation and other retirement plans	159,706	142,577
Other liabilities	22,504	20,912

Total liabilities	450,761	385,213

Commitments and contingencies
Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 61,022 and 59,975 shares issued and 48,734 and 47,913 shares outstanding, respectively	431,508	419,998
Retained earnings	236,090	202,797
Accumulated other comprehensive (loss) income, net	(2,631)	7,191

Stockholders’ equity	664,967	629,986
Less: notes receivable from stockholders	(499)	(510)

Total stockholders’ equity	664,468	629,476

Total liabilities and stockholders’ equity	$1,115,229	$1,014,689

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2013	2012	2011
	(in thousands, except per share data)
Fee revenue	$812,831	$790,505	$744,249
Reimbursed out-of-pocket engagement expenses	36,870	36,254	32,002

Total revenue	849,701	826,759	776,251

Compensation and benefits	555,346	534,186	507,405
General and administrative expenses	142,771	138,872	116,494
Engagement expenses	65,847	55,889	51,766
Depreciation and amortization	19,004	14,017	12,671
Restructuring charges, net	22,857	929	2,130

Total operating expenses	805,825	743,893	690,466

Operating income	43,876	82,866	85,785
Other income (loss), net	6,309	(271)	6,454
Interest expense, net	(2,365)	(1,791)	(2,535)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	47,820	80,804	89,704
Income tax provision	16,637	28,351	32,692
Equity in earnings of unconsolidated subsidiaries, net	2,110	1,850	1,862

Net income	$33,293	$54,303	$58,874

Earnings per common share:
Basic	$0.71	$1.17	$1.30

Diluted	$0.70	$1.15	$1.27

Weighted-average common shares outstanding:
Basic	47,224	46,397	45,205

Diluted	47,883	47,261	46,280

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Net income	$33,293	$54,303	$58,874
Other comprehensive income:
Foreign currency translation adjustments	(5,254)	(12,826)	16,739
Defined benefit pension plan, net of tax	(4,578)	(5,644)	(4,048)
Unrealized gains on marketable securities, net of tax	10	1	35

Comprehensive income	$23,471	$35,834	$71,600

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
	Common Stock
	Shares	Amount
	(in thousands)
Balance at May 1, 2010	45,979	$388,717	$90,220	$12,934	$491,871
Comprehensive income	—	—	58,874	12,726	71,600
Exercise of warrants	274	2,983	—	—	2,983
Purchase of stock	(934)	(13,844)	—	—	(13,844)
Issuance of stock	1,684	10,084	—	—	10,084
Stock-based compensation	—	15,476	—	—	15,476
Tax benefit from exercise of stock options	—	1,287	—	—	1,287
Payment of dividends by majority owned consolidated subsidiaries	—	—	(600)	—	(600)

Balance at April 30, 2011	47,003	404,703	148,494	25,660	578,857
Comprehensive income	—	—	54,303	(18,469)	35,834
Purchase of stock	(190)	(4,215)	—	—	(4,215)
Issuance of stock	1,100	4,371	—	—	4,371
Stock-based compensation	—	13,475	—	—	13,475
Tax benefit from exercise of stock options	—	1,664	—	—	1,664

Balance at April 30, 2012	47,913	419,998	202,797	7,191	629,986
Comprehensive income	—	—	33,293	(9,822)	23,471
Purchase of stock	(197)	(2,838)	—	—	(2,838)
Issuance of stock	1,018	2,134	—	—	2,134
Stock-based compensation	—	11,920	—	—	11,920
Tax benefit from exercise of stock options	—	294	—	—	294

Balance at April 30, 2013	48,734	$431,508	$236,090	$(2,631)	$664,967

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$33,293	$54,303	$58,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,004	14,017	12,671
Stock-based compensation expense	11,906	13,399	15,547
Impairment of intangible assets	—	—	880
Provision for doubtful accounts	6,748	5,732	7,650
Gain on cash surrender value of life insurance policies	(6,502)	(6,268)	(7,218)
Gain on marketable securities	(7,556)	(1,013)	(7,599)
Change in fair value of acquisition-related contingent consideration	—	(2,196)	(4,919)
Deferred income taxes	(176)	6,512	5,954
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	8,477	6,320	11,588
Receivables due from clients	(16,011)	(4,227)	(29,294)
Income taxes and other receivables	4,616	(6,664)	1,154
Prepaid expenses and other assets	750	2,194	(6,172)
Investment in unconsolidated subsidiaries	(2,110)	(1,850)	(1,862)
Income taxes payable	(3,399)	4,058	(1,686)
Accounts payable and accrued liabilities	8,494	(20,519)	40,885
Other	4,173	7,177	(819)

Net cash provided by operating activities	61,707	70,975	95,634

Cash flows from investing activities:
Purchase of property and equipment	(13,101)	(18,632)	(27,889)
Purchase of intangible assets	—	(325)	—
Cash paid for acquisitions, net of cash acquired and contingent consideration	(112,064)	(442)	—
Purchase of marketable securities	(50,437)	(55,718)	(65,964)
Proceeds from sales/maturities of marketable securities	51,511	43,181	28,618
Change in restricted cash	7,222	(221)	(10,007)
Payment of purchase price held back from previous acquisition	—	(800)	—
Payment of contingent consideration from acquisitions	—	—	(5,795)
Premiums on life insurance policies	(1,739)	(1,739)	(1,702)
Dividends received from unconsolidated subsidiaries	1,897	1,669	1,608

Net cash used in investing activities	(116,711)	(33,027)	(81,131)

Cash flows from financing activities:
Borrowings under life insurance policies	—	366	6,039
Purchase of common stock	(2,838)	(4,215)	(13,844)
Proceeds from exercise of warrants	—	—	2,983
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,134	4,371	10,084
Tax benefit from exercise of stock options	294	1,664	1,287
Payment of dividends by majority owned consolidated subsidiaries	—	—	(600)

Net cash (used in) provided by financing activities	(410)	2,186	5,949

Effect of exchange rate changes on cash and cash equivalents	(2,525)	(4,985)	7,171

Net (decrease) increase in cash and cash equivalents	(57,939)	35,149	27,623
Cash and cash equivalents at beginning of year	282,005	246,856	219,233

Cash and cash equivalents at end of year	$224,066	$282,005	$246,856

Supplemental cash flow information:
Cash used to pay interest	$4,361	$4,480	$4,834

Cash used to pay income taxes	$10,611	$17,916	$25,329

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2013

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive recruitment on a retained basis, recruitment process outsourcing and leadership & talent consulting services. The Company’s worldwide network of 87 offices in 37 countries enables it to meet the needs of its clients in all industries.

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

As previously announced, beginning in the first quarter of fiscal 2013, the Company disaggregated its previous reported business segment, Executive Recruitment, into two business segments, Executive Recruitment and Leadership & Talent Consulting (“LTC”). The Company now operates in three global business segments, as described in more detail in Note 11 – Business Segments.

The Company has revised comparative segment information to reflect the new global business segment structure. The adjusted segment information constitutes a reclassification and had no impact on reported net income or earnings per share for preceding periods. This change does not restate information previously reported in the consolidated statements of income, consolidated balance sheets, comprehensive income, consolidated statements of stockholders’ equity or consolidated statements of cash flows for the Company for preceding periods.

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $1.9 million, $1.7 million and $1.6 million during fiscal 2013, 2012 and 2011, respectively.

The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, restructuring, deferred compensation, annual performance related bonus, evaluation of the carrying value of receivables, marketable securities, goodwill and other intangible assets, fair value of contingent consideration, share-based payments and the recoverability of deferred income taxes.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals are generally one-third of the estimated first year cash compensation of the placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue straight-line over a three month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from LTC services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months), which begins upon execution and is invoiced in the same month. Products sold by the Company mainly consist of books covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold.

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

Restricted Cash

The Company had $2.9 million and $10.0 million of restricted cash at April 30, 2013 and 2012, respectively, related to standby letters of credit associated with certain leases for premises, which is included in investments and other assets in the accompanying consolidated balance sheets (see Note 10 — Long-Term Debt).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Marketable Securities

The Company currently has investments in marketable securities and mutual funds which are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months, are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Investments are made based on the Company’s investment policy which restricts the types of investments that can be made. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest expense, net.

The Company’s investments in mutual funds, (for which market prices are readily available), are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 — Marketable Securities), are classified as trading securities. The changes in fair values on trading securities are recorded in the accompanying consolidated statements of income in other income (loss), net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy. The Company’s investment portfolio includes corporate bonds, commercial paper and U. S. Treasury and agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During fiscal 2013, 2012 and 2011, no other-than-temporary impairment was recognized.

Fair Value of Financial Instruments

Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

•

Level 2:    Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of April 30, 2013 and 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash equivalents and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (generally not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During fiscal 2012 and fiscal 2011, the Company recorded a $2.2 million and $4.9 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition, respectively, as a component of general and administrative expenses.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach, is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2013, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of impairment during the fourth quarter of fiscal 2013.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. During fiscal 2011, the Company wrote-off a trademark no longer in use with a net book value of $0.9 million. As of April 30, 2013 and 2012, there were no further indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus plan to employees. The portion of the expense applicable to salaries is comprised of wages and salaries earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue for LTC and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company re-evaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $114.1 million, $116.8 million

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

and $128.3 million for the years ended April 30, 2013, 2012 and 2011, respectively, which was reduced by a change in the previous years’ estimate recorded in fiscal 2013, 2012 and 2011 of $0.2 million, $1.2 million and $2.0 million, respectively. This resulted in net bonus expense of $113.9 million, $115.6 million and $126.3 million for the years ended April 30, 2013, 2012 and 2011, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

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

Executive Capital Accumulation Plan

The Company, under its incentive plans, makes discretionary contributions and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a four year period. The amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs.

Cash Surrender Value of Life Insurance

The Company purchased COLI policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The Company

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

purchased both fixed and variable life insurance contracts and does not purchase “split-dollar” life insurance policy contracts. The Company has both contracts or policies that provide for a fixed or guaranteed rate of return and a variable rate of return depending on the return of the policies’ investment in their underlying portfolio in equities and bonds. The CSV of these COLI contracts are carried at the amounts that would be realized if the contract were surrendered at the balance sheet date, net of the outstanding loans borrowed from the insurer. The Company has the intention and ability to continue these COLI policies and contracts. Additionally, the loans secured by the policies do not have any scheduled payment terms and the Company also does not intend to repay the loans outstanding on these policies until death benefits under the policy have been realized. Accordingly, the investment in COLI is classified as long-term in the accompanying consolidated balance sheet.

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2013 and 2012, the Company held contracts with gross CSV of $159.2 million and $151.1 million, offset by outstanding policy loans of $73.3 million in both periods. If these insurance companies were to become insolvent, the Company would be considered a general creditor for $40.5 million and $35.4 million of net CSV as of April 30, 2013 and 2012, respectively; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include stock options, restricted stock units, restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after tax basis, included in net income were $0.5 million and $1.6 million during fiscal 2013 and 2012, respectively. Foreign currency gains, on an after tax basis, included in net income were $0.1 million in fiscal 2011.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense (benefit) approximates taxes to be paid or refunded for the current period. Deferred income tax expense (benefit)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the basis of assets and liabilities as measured by tax laws and their basis as reported in the consolidated financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, receivables due from clients and net CSV due from insurance companies, which is discussed above. Cash equivalents include investments in commercial paper of companies with high credit ratings, investments in money market securities and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2013 and 2012, the Company had no other significant credit concentrations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including reclassifications related to the Company’s new reporting segment structure as discussed above.

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

In February 2013, the FASB issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update is not expected to have a material impact on the consolidated financial statements of the Company.

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company plans to adopt this guidance beginning May 1, 2014.

2.	Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During fiscal 2013, 2012 and 2011, options to purchase 0.50 million shares, 0.57 million shares and 0.39 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per share calculations:

	Year Ended April 30,
	2013	2012	2011
	(in thousands, except per share data)
Net earnings attributable to common stockholders	$33,293	$54,303	$58,874

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	47,224	46,397	45,205
Effect of dilutive securities:
Restricted stock	485	582	646
Stock options	174	267	425
ESPP	—	15	4

Diluted weighted-average number of common shares outstanding	47,883	47,261	46,280

Net earnings per common share:
Basic earnings per share	$0.71	$1.17	$1.30

Diluted earnings per share	$0.70	$1.15	$1.27

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

3.	Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income. Accumulated comprehensive (loss) income, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive (loss) income were as follows:

	April 30,
	2013	2012
	(in thousands)
Foreign currency translation adjustments	$17,559	$22,813
Defined benefit pension adjustments, net of taxes	(20,236)	(15,658)
Unrealized gains on marketable securities, net of taxes	46	36

Accumulated other comprehensive (loss) income, net	$(2,631)	$7,191

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Restricted stock	$11,001	$12,381	$14,090
Stock options	905	933	1,028
ESPP	—	85	429

Total stock-based compensation expense, pre-tax	11,906	13,399	15,547
Tax benefit from stock-based compensation expense	(4,142)	(4,701)	(5,675)

Total stock-based compensation expense, net of tax	$7,764	$8,698	$9,872

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model.

The weighted-average assumptions used to estimate the fair value of each employee stock option for fiscal 2012 were 47.07% expected volatility, 1.47% risk-free interest rate, 5.0 years expected option life, and 0.00% dividend yield. The weighted-average assumptions used to estimate the fair value of each employee stock option for fiscal 2011 were 47.67% expected volatility, 1.83% risk-free interest rate, 5.0 years expected option life, and 0.00% dividend yield. There were no grants of stock options in fiscal 2013.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plan

At the Company’s 2012 Annual Meeting of Stockholders, held on September 27, 2012, the Company’s stockholders approved an amendment and restatement to the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan (the 2012 amendment and restatement being the “Second A&R 2008 Plan”), which among other things, increased the current maximum number of shares that may be issued under the plan to 5,700,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Second A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based, and incentive bonuses, which may be paid in cash or a combination thereof. Under the Second A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 1.91 times as much as stock options.

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

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	April 30,
	2013		2012		2011
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(in thousands, except per share data)
Outstanding, beginning of year	1,492	$14.00	1,833	$13.78	2,723	$14.72
Granted	—	$—	48	$22.71	211	$13.97
Exercised	(238)	$9.32	(235)	$12.76	(625)	$12.81
Forfeited/expired	(154)	$16.87	(154)	$15.63	(476)	$20.55

Outstanding, end of year	1,100	$14.72	1,492	$14.00	1,833	$13.78

Exercisable, end of year	864	$15.01	1,061	$14.33	1,219	$14.64

As of April 30, 2013, the aggregate intrinsic value of options outstanding and options exercisable were $3.3 million and $2.4 million, respectively.

As of April 30, 2013, there was $0.7 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 0.8 years. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Outstanding stock options:

	April 30, 2013
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
	(in thousands, except per share data)
$ 7.76 - $ 9.75	361	2.1	$9.19	281	1.8	$9.03
$ 9.76 - $14.93	238	3.9	$13.94	120	3.8	$14.06
$14.94 - $19.25	239	2.1	$17.81	231	2.1	$17.84
$19.26 - $24.08	262	2.1	$20.24	232	1.7	$19.92

	1,100	2.5	$14.72	864	2.1	$15.01

Additional information pertaining to stock options:

	Year Ended April 30,
	2013	2012	2011
	(in thousands, except per share data)
Weighted-average fair value per share of stock options granted	$—	$9.61	$6.07
Total fair value of stock options vested	$1,001	$1,065	$747
Total intrinsic value of stock options exercised	$1,547	$1,485	$5,164

Restricted Stock

The Company grants time-based restricted stock to executive officers and other senior employees generally vesting over a three to four year period. Time-based restricted stock is granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.

The Company also grants market-based restricted stock to executive officers and other senior employees. These market-based shares vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock awards was determined by a third-party valuation using extensive market data that are based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock awards on a straight-line basis over the vesting period. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as upon commencement of employment.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Restricted stock activity is summarized below:

	April 30,
	2013		2012		2011
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,781	$9.85	2,007	$8.64	2,480	$9.93
Granted	889	$13.93	687	$21.46	562	$15.12
Vested	(780)	$14.10	(794)	$15.58	(920)	$15.32
Forfeited/expired	(80)	$14.75	(119)	$18.19	(115)	$14.83

Non-vested, end of year	1,810	$9.80	1,781	$9.85	2,007	$8.64

As of April 30, 2013, there was $17.7 million of total unrecognized compensation cost related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. For restricted stock awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During fiscal 2013 and fiscal 2012, 197,456 shares and 190,141 shares of restricted stock totaling $2.8 million and $4.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. During fiscal 2012 and 2011, employees purchased 76,909 shares at $18.69 per share and 153,913 shares at $14.13 per share, respectively. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during fiscal 2013 or the second half of fiscal 2012. At April 30, 2013, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During fiscal 2013 and 2012, the Company issued 237,856 shares and 228,835 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $2.1 million and $2.9 million, respectively.

During fiscal 2011, the Company repurchased 724,064 shares of the Company’s common stock on the open market for $10.6 million. No shares were repurchased on the open market during fiscal 2013 and 2012.

In June 2002, the Company issued warrants to purchase 274,207 shares of its common stock at an exercise price of $11.94, subject to anti-dilution provisions. During fiscal 2011, these warrants were exercised for 274,207 shares of common stock in exchange for $3.0 million in cash.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

5.	Marketable Securities

As of April 30, 2013, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale(2)(3)	Total
	(in thousands)
Mutual funds	$98,001	$—	$98,001
Corporate bonds	—	42,111	42,111
U.S. Treasury and agency securities	—	1,804	1,804

Total	98,001	43,915	141,916
Less: current portion of marketable securities	(4,537)	(15,810)	(20,347)

Non-current marketable securities	$93,464	$28,105	$121,569

As of April 30, 2012, marketable securities consisted of the following:

	Trading (1)(3)	Available-for- Sale(2)(3)	Total
	(in thousands)
Mutual funds	$82,176	$—	$82,176
Corporate bonds	—	44,563	44,563
Commercial paper	—	5,989	5,989
U.S. Treasury and agency securities	—	3,006	3,006

Total	82,176	53,558	135,734
Less: current portion of marketable securities	(7,613)	(33,323)	(40,936)

Non-current marketable securities	$74,563	$20,235	$94,798

(1)	These investments are held in trust for settlement of the Company’s obligations of $99.2 million and $82.6 million as of April 30, 2013 and 2012, respectively, under the Executive Capital Accumulation Plan (see Note 6 — Deferred Compensation and Retirement Plans).

(2)	These securities represent excess cash available for general corporate purposes invested, under our investment policy, with a professional money manager.

(3)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of April 30, 2013 and 2012, the Company had cash equivalents of $93.6 million and $60.5 million, and restricted cash of $2.9 million and $10.0 million, respectively, classified as Level 1. As of April 30, 2013 and 2012, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses(1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$42,033	$92	$(14)	$42,111
U.S. Treasury and agency securities	1,802	2	—	1,804

Total	$43,835	$94	$(14)	$43,915

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

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

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2013 and 2012, the Company’s investments associated with cash equivalents, including restricted cash, consist of money market funds for which market prices are readily available. As of April 30, 2013 and 2012, marketable securities classified as available-for-sale consist of corporate bonds and U.S. Treasury and agency securities and as of April 30, 2012 also includes commercial paper, all for which market prices for similar assets are readily available. As of April 30, 2013, available-for-sale marketable securities have remaining maturities ranging from one month to 3.0 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company mirrors these elections. As of April 30, 2013 and 2012, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of April 30, 2013 and 2012, the Company’s marketable securities were $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses) and $82.2 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.4 million), respectively.

6.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2013	2012
	(in thousands)
Deferred compensation plans	$85,562	$78,479
Pension plan	4,536	4,214
International retirement plans	3,646	2,776
Executive Capital Accumulation Plan	75,913	71,134

Total benefit obligations	169,657	156,603
Less: current portion of benefit obligation	(9,951)	(14,026)

Non-current benefit obligation	$159,706	$142,577

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

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

Accounting for Deferred Compensation and Pension Plans

During fiscal 2013, due to the change in the discount rate from 3.79% to 3.12%, the Company recorded an increase in deferred compensation and pension plan liabilities of $7.5 million, a decrease in accumulated other comprehensive income of $4.6 million and a net increase of $2.9 million in deferred income tax assets.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Deferred Compensation Plan

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$78,479	$70,319	$64,890
Service cost	—	—	137
Interest cost	2,868	3,346	3,495
Plan participants’ contributions with interest	—	—	65
Actuarial loss	9,420	9,885	6,764
Benefits paid	(5,205)	(5,071)	(5,032)

Benefit obligation, end of year	85,562	78,479	70,319
Less: current portion of benefit obligation	(5,182)	(4,959)	(3,682)

Non-current benefit obligation	$80,380	$73,520	$66,637

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Service cost	$—	$—	$137
Interest cost	2,868	3,346	3,495
Amortization of actuarial loss	2,357	1,374	422

Net periodic benefit cost	$5,225	$4,720	$4,054

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2013	2012	2011
Discount rate, beginning of year	3.79%	4.94%	5.61%
Discount rate, end of year	3.12%	3.79%	4.94%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$4,214	$3,952	$3,630
Interest cost	154	189	197
Actuarial loss	426	289	307
Benefits paid	(258)	(216)	(182)

Benefit obligation, end of year	4,536	4,214	3,952
Less: current portion of benefit obligation	(232)	(212)	(137)

Non-current benefit obligation	$4,304	$4,002	$3,815

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Interest cost	$154	$189	$197
Amortization of actuarial loss (gain)	18	47	(2)

Net periodic benefit cost	$172	$236	$195

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2013	2012	2011
Discount rate, beginning of year	3.79%	4.94%	5.61%
Discount rate, end of year	3.12%	3.79%	4.94%
Rate of compensation increase	0.00%	0.00%	0.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Compensation Plans	Pension Benefits
	(in thousands)
2014	$6,602	$313
2015	6,515	319
2016	6,789	320
2017	6,520	316
2018	6,184	274
2019-2023	30,853	1,335

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in nine foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2013 and 2012 is $3.6 million for 221 participants and $2.8 million for 188 participants, respectively. The Company’s contribution to these plans was $1.1 million in both fiscal 2013 and 2012.

Executive Capital Accumulation Plan

The Company’s Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (collectively “ECAP”), are intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, under its incentive plans, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The Company made contributions to the ECAP during fiscal 2013, 2012 and 2011, of $20.0 million, $15.8 million and $0.4 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2013, 2012 and 2011, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $6.3 million, $0.9 million and $6.7 million, respectively.

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2013	2012
	(in thousands)
Balance, beginning of year	$71,134	$67,214
Employee contributions	1,943	3,483
Amortization of employer contributions	9,010	7,423
Gain on investment	6,281	884
Employee distributions	(12,244)	(7,661)
Exchange rate translations	(211)	(209)

Balance, end of year	75,913	71,134
Less: current portion	(4,537)	(8,855)

Non-current portion, end of year	$71,376	$62,279

As of April 30, 2013 and 2012, the unamortized portion of the Company contributions to the ECAP was $23.3 million and $11.5 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company did not make a matching contribution for fiscal 2013 and fiscal 2012 but did make a $1.2 million matching contribution for fiscal 2011.

Company Owned Life Insurance

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $159.2 million and $151.1 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of April 30, 2013 and 2012, respectively. Total death benefits payable, net of loans under COLI contracts, were $212.7 million and $202.9 million at April 30, 2013 and 2012, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $6.5 million and $6.3 million during the year ended April 30, 2013 and 2012, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2013, COLI contracts with a net CSV of $64.4 million and death benefits payable, net of loans, of $123.9 million were held in trust for these purposes.

7.	Restructuring Charges, Net

During fiscal 2013, the Company implemented restructuring plans in order to align its cost structure to anticipated revenue levels and to integrate PDI Ninth House (“PDI”) in order to eliminate redundant positions and consolidate premises. This resulted in restructuring charges of $22.8 million against operations during fiscal 2013 of which $16.3 million relates to severance and $6.5 million relates to consolidation of premises.

During fiscal 2012 and 2011, the Company increased previously recorded restructuring charges resulting in restructuring costs of $0.9 million and $2.1 million, respectively. The increase in restructuring expense primarily relates to the inability to sublease space, which was included in the original estimate.

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2011	$978	$3,943	$4,921
Restructuring (reductions) charges, net	(324)	1,253	929
Reductions for cash payments	(586)	(2,324)	(2,910)
Exchange rate fluctuations	(30)	(140)	(170)

Liability as of April 30, 2012	38	2,732	2,770
Restructuring charges, net(1)	16,369	6,488	22,857
Reductions for cash payments, net of recoveries	(11,561)	(2,437)	(13,998)
Exchange rate fluctuations	(27)	(54)	(81)

Liability as of April 30, 2013	$4,819	$6,729	$11,548

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

(1)	During fiscal 2013, the Company recovered $1.0 million from a legal settlement (related to premises) attributable to a previous restructuring action.

As of April 30, 2013 and 2012, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $2.4 million and $1.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next five years.

The restructuring liability by segment is summarized below:

	April 30, 2013
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$918	$659	$1,577
Europe, Middle East and Africa (“EMEA”)	678	856	1,534
Asia Pacific	—	69	69

Total Executive Recruitment	1,596	1,584	3,180
LTC	2,497	3,956	6,453
Futurestep	277	1,189	1,466
Corporate	449	—	449

Liability as of April 30, 2013	$4,819	$6,729	$11,548

	April 30, 2012
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$43	$43
EMEA	38	1,780	1,818

Total Executive Recruitment	38	1,823	1,861
Futurestep	—	909	909

Liability as of April 30, 2012	$38	$2,732	$2,770

8.	Income Taxes

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Current income taxes:
Federal	$4,100	$4,173	$7,606
State	1,237	1,609	5,714
Foreign	8,759	12,670	11,826

Current provision for income taxes	14,096	18,452	25,146
Deferred income taxes:
Federal	(423)	7,281	(2,442)
State	1,895	3,508	830
Foreign	1,069	(890)	9,158

Deferred provision for income taxes	2,541	9,899	7,546

Total provision for income taxes	$16,637	$28,351	$32,692

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Domestic	$15,915	$42,375	$56,741
Foreign	31,905	38,429	32,963

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$47,820	$80,804	$89,704

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits generated	0.6	3.0	1.9
Foreign tax rates differential	(3.7)	(2.9)	(3.8)
COLI increase, net	(4.8)	(2.7)	(2.8)
Repatriation of foreign earnings	(3.2)	(1.7)	0.1
State income taxes, net of federal benefit	5.7	4.0	4.6
Adjustments for valuation allowance	(0.4)	(0.7)	4.8
Non-deductible business acquisition transaction costs	1.3	—	—
Expense disallowances	1.1	0.8	0.5
Change in uncertain tax positions	1.9	—	(2.3)
Other	1.3	0.3	(1.6)

Effective income tax rate	34.8%	35.1%	36.4%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Components of deferred tax assets and liabilities are as follows:

	April 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Deferred compensation	$64,791	$63,133
Loss and credit carryforwards	42,984	33,355
Allowance for doubtful accounts	1,804	1,388
Deferred rent	6,366	6,901
Deferred revenue	1,646	—
Reserves and accruals	7,613	3,773
Other	4,556	4,284

Gross deferred tax assets	129,760	112,834

Deferred tax liabilities:
Intangibles	(21,560)	(11,103)
Property and equipment	(6,747)	(4,527)
Prepaid expenses	(4,184)	—
Other	(2,824)	(3,995)

Gross deferred tax liabilities	(35,315)	(19,625)

Valuation allowances	(27,731)	(25,089)

Net deferred tax asset	$66,714	$68,120

Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2013	2012
	(in thousands)
Current:
Deferred tax assets	$12,561	$15,868
Deferred tax liabilities	(9,050)	(5,038)

Current deferred tax asset	3,511	10,830

Non-current:
Deferred tax asset	117,199	96,966
Deferred tax liabilities	(26,265)	(14,587)

Valuation allowance	(27,731)	(25,089)

Non-current deferred tax asset, net	63,203	57,290

Net deferred tax assets	$66,714	$68,120

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain operating losses and has, therefore, established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax asset will be realized.

As of April 30, 2013, the Company has U.S. federal net operating loss carryforwards of $20.4 million from the acquisition of PDI, which will begin to expire in 2028. The utilization of these losses is subject to an annual limitation as defined under Section 382 of the Internal Revenue Code. The Company also has U.S. federal foreign tax credit carryforwards of $3.2 million, which will begin to expire in 2023. The Company has state net operating loss carryforwards of $13.2 million, which will begin to expire in 2014. The Company also has foreign net operating loss carryforwards of $108.0 million, which will begin to expire in 2014.

The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $0.9 million deferred tax liability for additional taxes that would arise in connection with these distributions. Other than these amounts, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $119.0 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes, however, is not practicable.

The Company or one of its subsidiaries files federal and state income tax returns in the United States as well as foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. In October 2012, the IRS commenced an examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2011 and 2010. The Company’s income tax returns are not otherwise under examination in any material jurisdiction. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal year 2008 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2013, the Company had a liability of $2.0 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits is as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
Unrecognized tax benefits, beginning of year	$—	$—	$3,532
Settlement with tax authority	—	—	(1,473)
Additions based on tax positions related to the current year	1,454	—	—
Additions based on tax positions related to prior years	569	—	72
Reductions due to lapse of statute of limitations	—	—	(2,131)

Unrecognized tax benefits, end of year	$2,023	$—	$—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The liability for unrecognized tax benefits is included in income taxes payable in the consolidated balance sheets. The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. The total liability for unrecognized tax benefits is not expected to change within the next twelve months.

9.	Property and Equipment

Property and equipment include the following:

	April 30,
	2013	2012
	(in thousands)
Computer equipment and software(1)	$98,538	$75,096
Leasehold improvements	41,884	42,319
Furniture and fixtures	31,805	29,126
Automobiles	1,725	1,870

	173,952	148,411
Less: accumulated depreciation and amortization	(120,324)	(98,603)

Property and equipment, net	$53,628	$49,808

(1)	Depreciation expense for capitalized software was $4.0 million, $2.5 million and $2.3 million during fiscal 2013, 2012 and 2011, respectively.

10.	Long-Term Debt

The Company entered into a new senior unsecured revolving Credit Agreement (the “Facility”) on January 18, 2013, which provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit. The facility matures on January 18, 2018 and replaces the senior secured Loan Agreement dated as of March 14, 2011 (the “Previous Facility”), which was terminated on the same date the Facility was entered into with the exception of the letters of credits that are still outstanding under the Previous Facility. Borrowings under the Facility bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. The Company is required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio and a minimum adjusted EBITDA. As of April 30, 2013, the Company is in compliance with its financial covenants. In addition, there is a domestic liquidity requirement that the Company maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

As of April 30, 2013 and 2012, the Company had no borrowings under the Facility or Previous Facility. At April 30, 2013 and 2012, there was $2.7 million and $2.9 million, respectively, of standby letters of credit issued under the Previous Facility. The Company was required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding under the Previous Facility as of April 30, 2013. As of April 30, 2012, under the Previous Facility, the Company had $10.0 million of restricted cash. There is no restricted cash requirement under the Facility.

The Company has outstanding borrowings against the CSV of COLI contracts of $73.3 million at April 30, 2013 and 2012. CSV reflected in the accompanying balance sheet is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

11.	Business Segments

In the first quarter of fiscal 2013, the Company changed the composition of its global business segments. Given the importance to the Company’s strategy and development of financial and operational metrics for the LTC business services, the Company’s chief operating decision maker (“CODM”) began to regularly make resource allocation decisions and assess performance separately for Executive Recruitment and LTC. Therefore, under the new reporting format Executive Recruitment and LTC are reported separately. Revenues are directly attributed to a segment and expenses not directly associated with a specific segment are allocated based on the most relevant measures applicable, including revenues, headcount and other factors. Operating results for fiscal 2012 and 2011 have been revised to conform to the new segment reporting. During fiscal 2012 and 2011, the Company also revised the presentation of expenses that are not directly associated with Futurestep resulting in an increase in Futurestep’s operating income of $2.2 million and $2.0 million, respectively, offset by a decrease in Executive Recruitment operating income.

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider and technology industries. LTC provides a comprehensive blend of leadership and talent management solutions including both consulting services and product revenue. Service and product offerings in this segment include: Leadership Strategy, Board, CEO and Top Team Effectiveness, Succession Planning, Assessment, Leadership and Employee Development, Diversity and Inclusion as well as a rich library of online and blended learning modules. Futurestep is a global industry leader in high impact enterprise-wide consulting and recruitment solutions. Their portfolio of services includes recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, mid-level recruitment and interim professionals. The Executive Recruitment business segment is managed by geographic regional leaders. LTC’s and Futurestep’s worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders, the Chief Executive Officers of LTC and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the CODM’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges, transaction and integration costs, and certain separation costs (adjusted EBITDA). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items are excluded from adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Financial highlights by business segment are as follows:

	Year Ended April 30, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$290,317	$128,807	$73,221	$30,134	$522,479	$168,115	$122,237	$—	$812,831
Total revenue	$305,993	$132,988	$75,359	$30,491	$544,831	$176,566	$128,304	$—	$849,701
Net income									$33,293
Other income, net									(6,309)
Interest expense, net									2,365
Income tax provision									16,637
Equity in earnings of unconsolidated subsidiaries, net									(2,110)

Operating income (loss)	$58,832	$9,173	$6,973	$5,987	$80,965	$6,424	$10,975	$(54,488)	43,876
Depreciation and amortization	4,726	2,347	1,546	372	8,991	6,012	1,180	2,821	19,004
Other income (loss), net	466	95	200	32	793	(75)	51	5,540	6,309
Equity in earnings of unconsolidated subsidiaries, net	434	—	—	—	434	—	—	1,676	2,110

EBITDA	64,458	11,615	8,719	6,391	91,183	12,361	12,206	(44,451)	71,299
Restructuring charges, net	3,583	3,982	629	—	8,194	10,198	3,527	938	22,857
Transaction and integration costs	—	—	—	—	—	—	—	3,106	3,106
Separation costs	—	516	—	—	516	—	—	—	516

Adjusted EBITDA	$68,041	$16,113	$9,348	$6,391	$99,893	$22,559	$15,733	$(40,407)	$97,778

Identifiable assets(2)	$209,079	$148,491	$72,303	$23,616	$453,489	$248,611	$93,331	$319,798	$1,115,229
Long-lived assets(2)	$19,167	$6,312	$2,784	$894	$29,157	$10,383	$2,523	$11,565	$53,628
Goodwill(2)	$54,513	$50,264	$972	$—	$105,749	$119,090	$32,454	$—	$257,293

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

	Year Ended April 30, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$305,717	$141,409	$82,230	$31,846	$561,202	$115,407	$113,896	$—	$790,505
Total revenue	$323,116	$146,573	$84,279	$32,517	$586,485	$120,281	$119,993	$—	$826,759
Net income									$54,303
Other loss, net									271
Interest expense, net									1,791
Income tax provision									28,351
Equity in earnings of unconsolidated subsidiaries, net									(1,850)

Operating income (loss)	$75,580	$13,288	$11,859	$9,207	$109,934	$16,360	$8,445	$(51,873)	82,866
Depreciation and amortization	4,624	1,881	1,268	367	8,140	2,613	1,070	2,194	14,017
Other income (loss), net	5	(149)	60	(61)	(145)	146	41	(313)	(271)
Equity in earnings of unconsolidated subsidiaries, net	159	—	—	—	159	—	—	1,691	1,850

EBITDA	80,368	15,020	13,187	9,513	118,088	19,119	9,556	(48,301)	98,462
Restructuring charges, net	(15)	897	—	(99)	783	—	146	—	929
Separation costs	—	—	—	—	—	—	920	999	1,919

Adjusted EBITDA	$80,353	$15,917	$13,187	$9,414	$118,871	$19,119	$10,622	$(47,302)	$101,310

Identifiable assets(2)	$171,641	$140,980	$76,027	$22,957	$411,605	$83,576	$90,560	$428,948	$1,014,689
Long-lived assets(2)	$22,288	$7,542	$3,938	$955	$34,723	$2,648	$3,420	$9,017	$49,808
Goodwill(2)	$55,608	$50,664	$972	$—	$107,244	$36,251	$32,843	$—	$176,338

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

	Year Ended April 30, 2011
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate (1)	Consolidated
	(in thousands)
Fee revenue	$306,180	$137,398	$81,951	$29,177	$554,706	$99,352	$90,191	$—	$744,249
Total revenue	$323,251	$141,746	$83,711	$29,739	$578,447	$101,852	$95,952	$—	$776,251
Net income									$58,874
Other income, net									(6,454)
Interest expense, net									2,535
Income tax provision									32,692
Equity in earnings of unconsolidated subsidiaries, net									(1,862)

Operating income (loss)	$70,782	$12,768	$13,172	$7,539	$104,261	$5,138	$6,955	$(30,569)	85,785
Depreciation and amortization	3,956	1,858	919	335	7,068	2,801	926	1,876	12,671
Other income (loss), net	319	(156)	186	56	405	121	11	5,917	6,454
Equity in earnings of unconsolidated subsidiaries, net	—	—	—	—	—	—	—	1,862	1,862

EBITDA	75,057	14,470	14,277	7,930	111,734	8,060	7,892	(20,914)	106,772
Restructuring charges, net	(340)	2,569	—	—	2,229	—	(99)	—	2,130

Adjusted EBITDA	$74,717	$17,039	$14,277	$7,930	$113,963	$8,060	$7,793	$(20,914)	$108,902

Identifiable assets(2)	$177,774	$156,485	$77,694	$21,143	$433,096	$79,774	$81,544	$377,266	$971,680
Long-lived assets(2)	$22,249	$5,319	$2,633	$808	$31,009	$1,559	$2,410	$8,164	$43,142
Goodwill(2)	$57,319	$53,908	$972	$—	$112,199	$36,251	$35,502	$—	$183,952

(1)	The Company recorded an adjustment to the fair value of contingent consideration for a prior acquisition of $2.2 million and $4.9 million during the years ended April 30, 2012 and 2011, respectively.

(2)	As of the end of the fiscal year.

Fee revenue attributed to an individual customer or country, other than the United States, did not account for more than 10% of the total in fiscal year 2013, 2012 or 2011. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
United States	$416,987	$383,955	$365,919
Other countries	395,844	406,550	378,330

Total fee revenue	$812,831	$790,505	$744,249

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Long-lived assets, excluding financial instruments and tax assets, classified by controlling countries over 10% of the total are as follows:

	Year Ended April 30,
	2013	2012	2011
	(in thousands)
United States(1)	$40,200	$33,559	$30,539
United Kingdom	2,982	3,741	4,323
Other countries	10,446	12,508	8,280

Total long-lived assets	$53,628	$49,808	$43,142

(1)	Includes Corporate long-lived assets

12.	Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated (no acquisition completed in fiscal 2011):

	Year Ended April 30,
	2013(1)(2)	2012(3)
	(in thousands)
Assets acquired	$32,784	$137
Intangibles acquired	42,800	—
Liabilities acquired	31,506	38

Net assets acquired	44,078	99
Purchase price	126,917	442

Goodwill	$82,839	$343

Acquisition costs	$2,710	$—

Goodwill by segment:
Executive Recruitment	$—	$—
LTC	82,839	—
Futurestep	—	343

Goodwill	$82,839	$343

(1)	On December 31, 2012, the Company acquired all outstanding shares of Minneapolis-based PDI, a leading, globally-recognized provider of leadership assessment and development solutions, for $92.5 million, net of cash acquired, which includes $14.9 million in contingent consideration, for the achievement of certain post-closing synergies. As of April 30, 2013, the contingent consideration is included in other accrued liabilities in the accompanying consolidated balance sheets, which is payable, upon reaching post-closing synergies up to $8.0 million. The Company expects to pay the entire amount of the contingent consideration during the first quarter of fiscal 2014. PDI has been in business for over 45 years and operates in more than 20 global locations. The acquisition strengthens and expands the Company’s talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of PDI are included in the Company’s consolidated financial statements from December 31, 2012, the effective date of the acquisition, and include $28.2 million in fee revenue during fiscal 2013.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

(2)	On September 1, 2012, the Company acquired all outstanding membership interests of Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions, for $34.5 million in cash, net of cash acquired. Global Novations has more than 150 offerings designed to develop leaders, enable high-performing cultures and deliver business outcomes for its clients. Key diversity and inclusion and leadership offerings include consulting, training and education and e-learning. Global Novations has more than 30 years of experience and has served clients in more than 40 countries, including more than half of the Fortune 100. The acquisition strengthens and expands the Company’s talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of Global Novations are included in the Company’s consolidated financial statements from September 1, 2012, the effective date of the acquisition, and include $17.4 million in fee revenue during fiscal 2013.

(3)	On March 1, 2012, the Company purchased Avature USA Recruiting Business and Avature Argentina Recruiting Business. Avature USA Recruiting Business and Avature Argentina Recruiting Business are engaged in providing back-office functions including, database candidate searching, data processing, filling forms, call-center activities, and other administrative functions. As a result of these acquisitions, the Company obtained the rights to certain client contracts from Avature USA, license agreements to use the Customer Relationship Management software, employees of Avature Argentina engaged in the recruiting business and the office lease and equipment in Argentina used in the recruiting business. Actual results of operations of Avature USA Recruiting Business and Avature Argentina Recruiting Business are included in the Company’s consolidated financial statements from March 1, 2012, the effective date of the acquisition.

The aggregate purchase price for PDI and Global Novations was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of April 30, 2013, these allocations remain preliminary as it relates to, among other things, items such as working capital adjustments and income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, not to exceed 12 months. Adjustments to purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisitions occurred. Tax deductible goodwill from fiscal 2013 acquisitions amounted to $20.5 million.

13.	Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Recruitment
	North America	EMEA	Asia Pacific	Subtotal	LTC	Futurestep	Consolidated
	(in thousands)
Balance as of April 30, 2011	$57,319	$53,908	$972	$112,199	$36,251	$35,502	$183,952
Additions	—	—	—	—	—	343	343
Deletion(1)	(586)	—	—	(586)	—	—	(586)
Exchange rate fluctuations	(1,125)	(3,244)	—	(4,369)	—	(3,002)	(7,371)

Balance as of April 30, 2012	55,608	50,664	972	107,244	36,251	32,843	176,338
Additions	—	—	—	—	82,839	—	82,839
Exchange rate fluctuations	(1,095)	(400)	—	(1,495)	—	(389)	(1,884)

Balance as of April 30, 2013	$54,513	$50,264	$972	$105,749	$119,090	$32,454	$257,293

(1)	During fiscal 2012, the Company sold a majority interest in a previously consolidated subsidiary, requiring the Company to deconsolidate the subsidiary and reduce goodwill by $0.6 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Intangible assets include the following:

	Weighted-Average Amortization Period	April 30, 2013			April 30, 2012
		(in thousands)
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortized intangible assets:
Customer lists	10 years	$34,899	$(4,887)	$30,012	$6,399	$(2,748)	$3,651
Proprietary databases	10 years	4,256	(1,500)	2,756	4,256	(1,074)	3,182
Intellectual property	20 years	22,900	(3,887)	19,013	11,400	(2,241)	9,159
Trademarks(1)	4 years	3,686	(1,331)	2,355	1,186	(698)	488
Non-compete agreements	5 years	810	(510)	300	510	(367)	143

Total	11 years	$66,551	$(12,115)	54,436	$23,751	$(7,128)	16,623

Unamortized intangible assets:
Trademarks				3,800			3,800
Exchange rate fluctuations				(49)			(10)

Intangible assets				$58,187			$20,413

(1)	During fiscal 2011, the Company wrote-off a trademark no longer in use with a net book value of $0.9 million, which is included as a component of general and administrative expenses in the accompanying consolidated statements of income.

Amortization expense for amortized intangible assets was $5.0 million, $2.2 million and $2.4 million during fiscal 2013, 2012 and 2011, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2014	$8,592
2015	8,156
2016	7,017
2017	5,696
2018	5,008
Thereafter	19,967

$54,436

All amortizable intangible assets will be fully amortized by the end of fiscal 2031.

14.	Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2013, 2012 and 2011 amounted to $38.4 million, $35.5 million and $32.4 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2013

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2014	$44,096
2015	37,623
2016	27,833
2017	20,893
2018	16,788
Thereafter	66,095

$213,328

Employment Agreements

As of April 30, 2013, the Company has employment agreements with certain of its executive officers that provide benefits if these executives are terminated or resign under certain limited circumstances. Though the Company could, on a case by case basis, agree to make termination payments to other employees and executive officers, the maximum aggregate amount payable under the agreements referenced above, is $8.2 million in the absence of a change of control and $10.8 million for terminations or resignations that occur within 12 months from the change of control. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

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

April 30, 2013

15.	Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statement of income data for the quarters in fiscal 2013 and 2012. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2013				Fiscal 2012
	April 30(1)	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$227,902	$202,004	$196,231	$186,694	$198,087	$185,951	$200,136	$206,331
Operating income	$15,392	$8,706	$2,769	$17,009	$15,352	$16,165	$25,407	$25,942
Net income	$12,197	$9,482	$1,196	$10,418	$12,028	$11,717	$15,147	$15,411
Net income per share:
Basic	$0.26	$0.20	$0.03	$0.22	$0.26	$0.25	$0.33	$0.34
Diluted	$0.25	$0.20	$0.03	$0.22	$0.25	$0.25	$0.32	$0.33

(1)	During the three months ended April 30, 2013, the Company implemented a restructuring plan to continue to integrate PDI in order to eliminate redundant positions and consolidate premises. This resulted in restructuring charges, net of recoveries of $2.9 million against operations during the three months ended April 30, 2013.

16.	Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $33.8 million and $13.5 million as of April 30, 2013 and 2012, respectively.

17.	Subsequent Events

During June 2013, the Company paid contingent consideration to the selling shareholders of PDI in the amount of $15.0 million, as required under the purchase and sale agreement because the required post-closing synergies were accomplished.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

April 30, 2013

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Other Accounts(1)	Deductions(2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2013	$9,437	$6,748	$(118)	$(6,970)	$9,097
Year Ended April 30, 2012	$9,977	$5,732	$(220)	$(6,052)	$9,437
Year Ended April 30, 2011	$5,983	$7,650	$413	$(4,069)	$9,977
Deferred tax asset valuation allowance:
Year Ended April 30, 2013	$25,089	$5,678	$—	$(3,036)	$27,731
Year Ended April 30, 2012	$26,168	$443	$—	$(1,522)	$25,089
Year Ended April 30, 2011	$21,037	$15,689	$—	$(10,558)	$26,168

(1)	Exchange rate fluctuations.

(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.