Form 10-Q
period 2013-07-31
KORN FERRY INTERNATIONAL
filed 2013-09-06
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding of our common stock as of September 3, 2013 was 49, 313,917 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2013	April 30, 2013
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$150,426	$224,066
Marketable securities	9,720	20,347
Receivables due from clients, net of allowance for doubtful accounts of $8,978 and $9,097, respectively	182,177	161,508
Income taxes and other receivables	6,452	8,944
Deferred income taxes	4,051	3,511
Prepaid expenses and other assets	32,701	28,724

Total current assets	385,527	447,100

Marketable securities, non-current	120,253	121,569
Property and equipment, net	51,906	53,628
Cash surrender value of company owned life insurance policies, net of loans	87,583	85,873
Deferred income taxes, net	59,716	63,203
Goodwill, net	257,626	257,293
Intangible assets, net	56,027	58,187
Investments and other assets	29,554	28,376

Total assets	$1,048,192	$1,115,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$20,045	$19,460
Income taxes payable	7,477	5,502
Compensation and benefits payable	95,596	160,298
Other accrued liabilities	65,542	83,291

Total current liabilities	188,660	268,551

Deferred compensation and other retirement plans	162,965	159,706
Other liabilities	20,776	22,504

Total liabilities	372,401	450,761

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 61,773 and 61,022 shares issued and 49,296 and 48,734 shares outstanding, respectively	434,495	431,508
Retained earnings	247,507	236,090
Accumulated other comprehensive loss, net	(5,714)	(2,631)

Stockholders’ equity	676,288	664,967
Less: notes receivable from stockholders	(497)	(499)

Total stockholders’ equity	675,791	664,468

Total liabilities and stockholders’ equity	$1,048,192	$1,115,229

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2013	2012
	(in thousands, except per share data)
Fee revenue	$228,437	$186,694
Reimbursed out-of-pocket engagement expenses	9,150	9,329

Total revenue	237,587	196,023

Compensation and benefits	152,770	128,036
General and administrative expenses	39,871	33,443
Reimbursed expenses	9,150	9,329
Cost of services	9,509	4,464
Depreciation and amortization	5,944	3,742
Restructuring charges, net	3,682	—

Total operating expenses	220,926	179,014

Operating income	16,661	17,009
Other income (loss), net	2,267	(1,017)
Interest expense, net	(591)	(599)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	18,337	15,393
Income tax provision	7,385	5,605
Equity in earnings of unconsolidated subsidiaries, net	465	630

Net income	$11,417	$10,418

Earnings per common share:
Basic	$0.24	$0.22

Diluted	$0.24	$0.22

Weighted-average common shares outstanding:
Basic	47,665	46,810

Diluted	48,519	47,655

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Net income	$11,417	$10,418

Other comprehensive income:
Foreign currency translation adjustments	(3,026)	(9,859)
Unrealized (losses) gains on marketable securities, net of taxes	(57)	27

Comprehensive income	$8,334	$586

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$11,417	$10,418
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,944	3,742
Stock-based compensation expense	2,960	3,196
Provision for doubtful accounts	1,442	1,387
Gain on cash surrender value of life insurance policies	(1,291)	(671)
(Gain) loss on marketable securities	(1,941)	831
Deferred income taxes	3,356	6,852
Change in other assets and liabilities:
Deferred compensation	1,436	(6,138)
Receivables due from clients	(22,111)	(12,166)
Income tax and other receivables	2,481	235
Prepaid expenses and other assets	(3,977)	(1,914)
Investment in unconsolidated subsidiaries	(465)	(630)
Income taxes payable	2,014	(4,108)
Accounts payable and accrued liabilities	(62,800)	(74,494)
Other	(5,794)	(1,070)

Net cash used in operating activities	(67,329)	(74,530)

Cash flows from investing activities:
Purchase of property and equipment	(5,183)	(3,011)
Purchase of marketable securities	(20,662)	(21,055)
Proceeds from sales/maturities of marketable securities	34,179	19,441
Change in restricted cash	2,861	—
Payment of contingent consideration from acquisitions	(15,000)	—
Premiums on life insurance policies	(419)	(423)
Dividends received from unconsolidated subsidiaries	510	418

Net cash used in investing activities	(3,714)	(4,630)

Cash flows from financing activities:
Purchase of common stock	(1,945)	(2,499)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,822	173
Tax benefit from exercise of stock options	97	(1)

Net cash used in financing activities	(26)	(2,327)

Effect of exchange rate changes on cash and cash equivalents	(2,571)	(4,146)

Net decrease in cash and cash equivalents	(73,640)	(85,633)
Cash and cash equivalents at beginning of period	224,066	282,005

Cash and cash equivalents at end of period	$150,426	$196,372

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

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

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2013 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conforms with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals are generally one-third of the estimated first year cash compensation of the placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue on a straight-line basis over a three month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenue associated with services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold.

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

Restricted Cash

During the three months ended July 31, 2013, the Company transferred the standby letters of credit associated with certain leases for premises from its prior senior secured Loan Agreement to its current senior unsecured revolving Credit Agreement and as a result the Company has no restricted cash balance at July 31, 2013 compared to $2.9 million at April 30, 2013 (see Note 9 – Long-Term Debt).

Marketable Securities

The Company currently has investments in marketable securities and mutual funds which are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest expense, net.

The Company’s investments in mutual funds (for which market prices are readily available), which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 – Marketable Securities), and are classified as trading securities. Such investments are based upon the employees investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company mirrors these elections. The changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income (loss), net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds and U. S. Treasury and agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized gains

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three months ended July 31, 2013 and 2012, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (generally not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the three months ended July 31, 2013, the Company paid contingent consideration to the selling stockholders of PDI Ninth House (“PDI”) of $15 million, as required under the merger agreement as a result of the achievement of certain pre-determined goals associated with expense synergies.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2013, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indicators of impairment as of July 31, 2013 and April 30, 2013.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2013 and April 30, 2013, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance metrics for LTC and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company re-evaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $31.2 million and $26.6 million for the three months ended July 31, 2013 and 2012, respectively, which was reduced by a change in the previous years’ estimate recorded in the three months ended July 31, 2013 and 2012, of $0.7 million and $0.2 million, respectively. This resulted in net bonus expense of $30.5 million and $26.4 million in the three months ended July 31, 2013 and 2012, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments principally include stock options, restricted stock units, restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance during the three months ended July 31, 2013 and the adoption did not have an impact on the financial statements of the Company.

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

Recently Proposed Accounting Standards

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company plans to adopt this guidance beginning May 1, 2014. We do not expect the adoption of this guidance to have a material impact on our financial condition or results of operations.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset for a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We will adopt the provisions of this new guidance beginning May 1, 2014. We do not expect the adoption of this guidance to have a material impact on our financial condition or results of operations.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During the three months ended July 31, 2013 and 2012, options to purchase 0.3 million shares and 0.8 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended July 31,
	2013	2012
	(in thousands, except per share data)

Net earnings attributable to common stockholders	$11,417	$10,418

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	47,665	46,810
Effect of dilutive securities:
Restricted stock	659	661
Stock options	195	184

Diluted weighted-average number of common shares outstanding	48,519	47,655

Net earnings per common share:
Basic earnings per share	$0.24	$0.22

Diluted earnings per share	$0.24	$0.22

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income. Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive loss were as follows:

	July 31, 2013	April 30, 2013
	(in thousands)
Foreign currency translation adjustments	$14,533	$17,559
Defined benefit pension adjustments, net of taxes	(20,236)	(20,236)
Unrealized (losses) gains on marketable securities, net of taxes	(11)	46

Accumulated other comprehensive loss, net	$(5,714)	$(2,631)

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Restricted stock	$2,820	$2,986
Stock options	140	210

Total stock-based compensation expense, pre-tax	2,960	3,196
Tax benefit from stock-based compensation expense	(1,192)	(1,164)

Total stock-based compensation expense, net of tax	$1,768	$2,032

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Company did not grant stock options in the three months ended July 31, 2013 and 2012.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock.

Stock Incentive Plans

At the Company’s 2012 Annual Meeting of Stockholders, held on September 27, 2012, the Company’s stockholders approved an amendment and restatement to the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan (the 2012 amendment and restatement being the “Second A&R 2008 Plan”), which among other things, increased the current maximum number of shares that may be issued under the plan to 5,700,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Second A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based or market-based, and incentive bonuses, which may be paid in cash or a combination thereof. Under the Second A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 1.91 times as much as stock options.

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	Three Months Ended July 31, 2013
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2013	1,100	$14.72
Exercised	(189)	$10.18
Forfeited/expired	(20)	$9.27

Outstanding, July 31, 2013	891	$15.79	2.49	$3,542

Exercisable, July 31, 2013	805	$15.73	2.33	$3,210

As of July 31, 2013, there was $0.5 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 0.8 year. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Total fair value of stock options vested	$802	$829
Total intrinsic value of stock options exercised	$1,664	$160

Restricted Stock

The Company grants time-based restricted stock awards to executive officers and other senior employees generally vesting over a three to four year period. Employees may receive restricted stock annually in conjunction with the Company’s performance review as well as upon commencement of employment. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

The Company also grants market-based and performance-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units was determined by a third-party valuation using extensive market data that are based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to the fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock units on a straight-line basis over the vesting period taking into account the probability of whether the performance objectives will be met.

Restricted stock activity during the three months ended July 31, 2013 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2013	1,810	$16.38
Granted	700	$19.37
Vested	(474)	$14.32
Forfeited/expired	(137)	$16.37

Non-vested, July 31, 2013	1,899	$18.00

As of July 31, 2013, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $3.6 million and $3.0 million, respectively.

As of July 31, 2013, there was $28.5 million of total unrecognized compensation cost (including market-based and performance-based restricted stock units) related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. For restricted stock subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three months ended July 31, 2013 and 2012, shares of restricted stock of 100,374 and 177,126 totaling $1.9 million and $2.5 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Common Stock

During the three months ended July 31, 2013 and 2012, the Company issued 188,879 shares and 24,281 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $1.8 million and $0.2 million, respectively.

No shares were repurchased during the three months ended July 31, 2013 and 2012, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

5. Marketable Securities

As of July 31, 2013, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$111,651	$—	$111,651
Corporate bonds	—	18,322	18,322

Total	111,651	18,322	129,973
Less: current portion of marketable securities	(3,649)	(6,071)	(9,720)

Non-current marketable securities	$108,002	$12,251	$120,253

As of April 30, 2013, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$98,001	$—	$98,001
Corporate bonds	—	42,111	42,111
U.S. Treasury and agency securities	—	1,804	1,804

Total	98,001	43,915	141,916
Less: current portion of marketable securities	(4,537)	(15,810)	(20,347)

Non-current marketable securities	$93,464	$28,105	$121,569

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $115.4 million and $99.2 million as of July 31, 2013 and April 30, 2013, respectively, under the ECAP (see Note 6 – Deferred Compensation and Retirement Plans).

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of July 31, 2013 and April 30, 2013, the Company had cash equivalents of $45.8 million and $93.6 million, respectively, classified as Level 1. As of April 30, 2013, the Company had restricted cash of $2.9 million, classified as Level 1. As of July 31, 2013, the Company had no restricted cash balance. As of July 31, 2013 and April 30, 2013, the Company had no investments classified as Level 3.

(3)	These securities represent excess cash available for general corporate purposes invested, under our investment policy, with a professional money manager.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	July 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$18,337	$13	$(28)	$18,322

	April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$42,033	$92	$(14)	$42,111
U.S. Treasury and agency securities	1,802	2	—	1,804

Total	$43,835	$94	$(14)	$43,915

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2013 and April 30, 2013, the Company’s investments associated with cash equivalents, consist of money market funds for which market prices are readily available and as of April 30, 2013 includes restricted cash. As of July 31, 2013 and April 30, 2013, marketable securities classified as available-for-sale consist of corporate bonds and as of April 30, 2013 also includes U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of July 31, 2013, available-for-sale marketable securities have remaining maturities ranging from one month to 2.3 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company mirrors these elections. As of July 31, 2013 and April 30, 2013, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of July 31, 2013 and April 30, 2013, the Company’s marketable securities classified as trading were $111.7 million (net of gross unrealized gains of $5.4 million and gross unrealized losses of $0.8 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions. In June 2003, the Company amended the deferred compensation plans, with the exception of the ECAP and international retirement plans, so as not to allow new participants or the purchase of additional deferral units by existing participants.

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2013	2012
	(in thousands)
Amortization of actuarial loss	$780	$594
Interest cost	676	756

Net periodic benefit costs	$1,456	$1,350

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $160.9 million and $159.2 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of July 31, 2013 and April 30, 2013, respectively. The market value of the underlying COLI investments increased by $1.3 million and $0.7 million during the three months ended July 31, 2013 and 2012, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three months ended July 31, 2013 and 2012, of $14.2 million and $17.5 million, respectively. The Company expects to contribute an additional $2.5 million in the remainder of fiscal 2014. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Certain key management may also receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2013, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.6 million. During the three months ended July 31, 2012, deferred compensation liability decreased; therefore, the Company recognized a reduction in compensation expense of $1.0 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

7. Restructuring Charges, Net

The Company continued the implementation of the fiscal 2013 restructuring plan during the three months ended July 31, 2013 in order to integrate PDI by consolidating and eliminating certain redundant office space around the world and by beginning to consolidate certain overhead functions. This resulted in restructuring charges of $3.7 million against operations in the three months ended July 31, 2013, of which $0.8 million relates to severance and $2.9 million relates to consolidation of premises.

Changes in the restructuring liability during the three months ended July 31, 2013 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2013	$4,819	$6,729	$11,548
Restructuring charges, net	823	2,859	3,682
Reductions for cash payments	(3,054)	(2,460)	(5,514)
Exchange rate fluctuations	118	(9)	109

Liability as of July 31, 2013	$2,706	$7,119	$9,825

As of July 31, 2013 and April 30, 2013, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $1.9 million and $2.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next five years.

The restructuring liability by segment is summarized below:

	July 31, 2013
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$594	$555	$1,149
Europe, Middle East and Africa (“EMEA”)	550	1,064	1,614
Asia Pacific	47	3	50

Total Executive Recruitment	1,191	1,622	2,813
LTC	896	3,729	4,625
Futurestep	361	1,768	2,129
Corporate	258	—	258

Liability as of July 31, 2013	$2,706	$7,119	$9,825

	April 30, 2013
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$918	$659	$1,577
EMEA	678	856	1,534
Asia Pacific	—	69	69

Total Executive Recruitment	1,596	1,584	3,180
LTC	2,497	3,956	6,453
Futurestep	277	1,189	1,466
Corporate	449	—	449

Liability as of April 30, 2013	$4,819	$6,729	$11,548

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

8. Business Segments

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. LTC provides a comprehensive blend of leadership and talent management solutions including both consulting services and product offerings. Service and product offerings in this segment include: Leadership Strategy, Board, CEO and Top Team Effectiveness, Succession Planning, Assessment, Leadership and Employee Development, Diversity and Inclusion as well as a rich library of online learning modules. Futurestep is a global industry leader in high impact enterprise-wide consulting and recruitment solutions. Its portfolio of services includes recruitment process outsourcing, talent acquisition and management consulting services, project-based recruitment, non-executive recruitment and other professionals. The Executive Recruitment business segment is managed by geographic regional leaders LTC’s and Futurestep’s worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders and the Chief Executive Officers of LTC and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries) and/or transaction, integration and certain separation costs (“Adjusted EBITDA”). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items are excluded from Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$74,147	$34,377	$21,128	$7,003	$136,655	$60,062	$31,720	$—	$228,437
Total revenue	$78,111	$35,457	$21,927	$7,036	$142,531	$62,082	$32,974	$—	$237,587
Net income									$11,417
Other income, net									(2,267)
Interest expense, net									591
Income tax provision									7,385
Equity in earnings of unconsolidated subsidiaries, net									(465)

Operating income (loss)	$16,324	$5,960	$4,500	$1,496	$28,280	$4,335	$2,545	$(18,499)	16,661
Depreciation and amortization	963	435	306	74	1,778	2,897	408	861	5,944
Other income, net	127	234	17	3	381	8	565	1,313	2,267
Equity in earnings of unconsolidated subsidiaries, net	102	—	—	—	102	—	—	363	465

EBITDA	17,516	6,629	4,823	1,573	30,541	7,240	3,518	(15,962)	25,337
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	2,500	2,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$18,332	$7,089	$4,883	$1,573	$31,877	$8,389	$4,652	$(13,005)	$31,913

	Three Months Ended July 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$72,106	$29,823	$17,383	$8,134	$127,446	$28,392	$30,856	$—	$186,694
Total revenue	$76,227	$30,870	$17,873	$8,251	$133,221	$29,844	$32,958	$—	$196,023
Net income									$10,418
Other loss, net									1,017
Interest expense, net									599
Income tax provision									5,605
Equity in earnings of unconsolidated subsidiaries, net									(630)

Operating income (loss)	$18,074	$1,788	$498	$2,089	$22,449	$4,262	$3,182	$(12,884)	17,009
Depreciation and amortization	1,206	556	363	81	2,206	617	296	623	3,742
Other income (loss), net	(4)	26	36	—	58	15	9	(1,099)	(1,017)
Equity in earnings of unconsolidated subsidiaries, net	227	—	—	—	227	—	—	403	630

EBITDA	19,503	2,370	897	2,170	24,940	4,894	3,487	(12,957)	20,364

Adjusted EBITDA	$19,503	$2,370	$897	$2,170	$24,940	$4,894	$3,487	$(12,957)	$20,364

9. Long-Term Debt

As of July 31, 2013 and April 30, 2013, the Company had no borrowings under its long-term debt arrangements. At July 31, 2013 and April 30, 2013, there was $2.7 million of standby letters of credit issued under its long-term debt arrangements. As of April 30, 2013, under its previous long-term debt arrangement, the Company was required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. During the three months ended July 31, 2013, the Company transferred the standby letters of credit from its previous long-term debt arrangement to the current long-term debt arrangement and since there is no restricted cash requirement under the Company’s current arrangement, the Company has no restricted cash balance as of July 31, 2013.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2013

10. Commitments and Contingencies

In the first quarter of fiscal 2014, in connection with an employment dispute, the Company recorded a liability in the amount of $2.5 million in compensation and benefits expense.

11. Acquisitions

During the three months ended July 31, 2013, adjustments to the preliminary purchase price allocation relating to the PDI acquisition, resulted in a $0.1 million decrease in in net assets acquired and an increase in the purchase price and goodwill of $0.2 million and $0.3 million, respectively. As of July 31, 2013, the purchase price allocation relating to PDI remains preliminary as it relates to income taxes, among other things.

During the three months ended July 31, 2013, the Company paid contingent consideration to the selling stockholders of PDI of $15 million, as required under the merger agreement as a result of the achievement of certain pre-determined goals associated with expense synergies.

12. Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $34.8 million and $33.8 million as of July 31, 2013 and April 30, 2013, respectively, primarily as a result of LTC billings in advance of services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

In an effort to maintain our long-term strategy of being a leading provider of talent management solutions, our strategic focus for fiscal 2014 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including LTC and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

During fiscal 2013, nearly 88% of our top 50 clients utilized at least two of our service lines. During fiscal 2013, we completed the acquisitions of Minneapolis-based PDI Ninth House (“PDI”), a leading, globally-recognized provider of leadership assessment and development solutions, and Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions, which are collectively referred to as the “prior year acquisitions”. As a result, in fiscal 2013, we implemented a restructuring plan focused on integrating the synergies associated with the prior year acquisitions. We continued to implement this plan during the first quarter of fiscal 2014 and in connection with the plan, recorded restructuring charges of $3.7 million during the three months ended July 31, 2013, of which $2.9 million was for facility costs in order to integrate PDI by consolidating and eliminating redundant office space around the world and severance costs of $0.8 million to consolidate certain overhead functions.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 8 – Business Segments, in the Notes to our Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries), and/or transaction, integration and separation costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as substitutes for financial information determined in accordance with GAAP, and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn/Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn/Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitate comparisons to Korn/Ferry’s historical performance. Korn/Ferry includes these non-GAAP financial measures because management believes they are useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn/Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from Adjusted EBITDA.

Fee revenue increased $41.7 million, or 22% (7% increase excluding fee revenue from the prior year acquisitions), in the three months ended July 31, 2013 to $228.4 million compared to $186.7 million in the year-ago quarter, with increases in fee revenue in all regions of Executive Recruitment (except South America), Futurestep, and LTC. During the three months ended July 31, 2013, we recorded operating income of $16.6 million with Executive Recruitment, LTC, and Futurestep segments contributing $28.3 million, $4.3 million, and $2.5 million, respectively, offset by corporate expenses of $18.5 million. Net income during the three months ended July 31, 2013 and 2012 was $11.4 million and $10.4 million, respectively. Adjusted EBITDA was $31.9 million with Executive Recruitment, LTC, and Futurestep segments contributing $31.8 million, $8.4 million, and $4.7 million, respectively, offset by corporate expenses of $13.0 million during the three months ended July 31, 2013. Adjusted EBITDA increased $11.5 million during the three months ended July 31, 2013, from Adjusted EBITDA of $20.4 million during the three months ended July 31, 2012.

Our cash, cash equivalents and marketable securities decreased $85.6 million, or 23%, to $280.4 million at July 31, 2013 compared to $366.0 million at April 30, 2013, mainly due to bonuses earned in fiscal 2013 and paid during the first quarter of fiscal 2014, Company contributions made to the Executive Capital Accumulation Plan (“ECAP”), and $15.0 million in contingent consideration paid to selling stockholders of PDI, partially offset by cash provided by operating activities. As of July 31, 2013, we held marketable securities to settle obligations under the ECAP with a cost value of $107.1 million and a fair value of $111.7 million. Our vested and unvested obligations for which these assets were held in trust totaled $115.4 million as of July 31, 2013. Our working capital increased by $18.4 million to $196.9 million in the three months ended July 31, 2013. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at July 31, 2013 or April 30, 2013. As of April 30, 2013, under our previous long-term debt arrangement we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. There is no restricted cash requirement under our current long-term debt arrangement and, as a result, the Company has no restricted cash balance as of July 31, 2013. As of July 31, 2013 and April 30, 2013, there was $2.7 million of standby letters of credit issued under our long-term debt arrangements.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended July 31,
	2013	2012
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.0	5.0

Total revenue	104.0	105.0
Compensation and benefits	66.9	68.6
General and administrative expenses	17.4	17.9
Reimbursed expenses	4.0	5.0
Cost of services	4.2	2.4
Depreciation and amortization	2.6	2.0
Restructuring charges, net	1.6	—

Operating income	7.3	9.1

Net income	5.0%	5.6%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2013		2012
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$74,147	32.5%	$72,106	38.6%
EMEA	34,377	15.0	29,823	16.0
Asia Pacific	21,128	9.2	17,383	9.3
South America.	7,003	3.1	8,134	4.4

Total Executive Recruitment	136,655	59.8	127,446	68.3
LTC	60,062	26.3	28,392	15.2
Futurestep	31,720	13.9	30,856	16.5

Total fee revenue	228,437	100.0%	186,694	100.0%

Reimbursed out-of-pocket engagement expense	9,150		9,329

Total revenue	$237,587		$196,023

	Three Months Ended July 31,
	2013		2012
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive recruitment:
North America	$16,324	22.0%	$18,074	25.1%
EMEA	5,960	17.3	1,788	6.0
Asia Pacific	4,500	21.3	498	2.9
South America.	1,496	21.4	2,089	25.7

Total Executive Recruitment	28,280	20.7	22,449	17.6
LTC	4,335	7.2	4,262	15.0
Futurestep	2,545	8.0	3,182	10.3
Corporate	(18,499)		(12,884)

Total operating income	$16,661	7.3%	$17,009	9.1%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$74,147	$34,377	$21,128	$7,003	$136,655	$60,062	$31,720	$—	$228,437
Total revenue	$78,111	$35,457	$21,927	$7,036	$142,531	$62,082	$32,974	$—	$237,587

Net income									$11,417
Other income, net									(2,267)
Interest expense, net									591
Income tax provision									7,385
Equity in earnings of unconsolidated subsidiaries, net									(465)

Operating income (loss)	$16,324	$5,960	$4,500	$1,496	$28,280	$4,335	$2,545	$(18,499)	16,661
Depreciation and amortization	963	435	306	74	1,778	2,897	408	861	5,944
Other income, net	127	234	17	3	381	8	565	1,313	2,267
Equity in earnings of unconsolidated subsidiaries, net	102	—	—	—	102	—	—	363	465

EBITDA	17,516	6,629	4,823	1,573	30,541	7,240	3,518	(15,962)	25,337
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	2,500	2,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$18,332	$7,089	$4,883	$1,573	$31,877	$8,389	$4,652	$(13,005)	$31,913

Adjusted EBITDA margin	24.7%	20.6%	23.1%	22.5%	23.3%	14.0%	14.7%		14.0%

	Three Months Ended July 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$72,106	$29,823	$17,383	$8,134	$127,446	$28,392	$30,856	$—	$186,694
Total revenue	$76,227	$30,870	$17,873	$8,251	$133,221	$29,844	$32,958	$—	$196,023

Net income									$10,418
Other loss, net									1,017
Interest expense, net									599
Income tax provision									5,605
Equity in earnings of unconsolidated subsidiaries, net									(630)

Operating income (loss)	$18,074	$1,788	$498	$2,089	$22,449	$4,262	$3,182	$(12,884)	17,009
Depreciation and amortization	1,206	556	363	81	2,206	617	296	623	3,742
Other income (loss), net	(4)	26	36	—	58	15	9	(1,099)	(1,017)
Equity in earnings of unconsolidated subsidiaries, net	227	—	—	—	227	—	—	403	630

EBITDA	19,503	2,370	897	2,170	24,940	4,894	3,487	(12,957)	20,364

Adjusted EBITDA	$19,503	$2,370	$897	$2,170	$24,940	$4,894	$3,487	$(12,957)	$20,364

Adjusted EBITDA margin	27.0%	7.9%	5.2%	26.7%	19.6%	17.2%	11.3%		10.9%

Three Months Ended July 31, 2013 Compared to Three Months Ended July 31, 2012

Fee Revenue

Fee Revenue. Fee revenue increased $41.7 million, or 22%, to $228.4 million in the three months ended July 31, 2013 compared to $186.7 million in the year-ago quarter. The prior year acquisitions contributed $28.5 million in fee revenue in our Leadership & Talent Consulting segment. Excluding the prior year acquisitions, fee revenue increased $13.2 million, or 7% (8% on a constant currency basis), compared to the year-ago quarter. This increase in fee revenue was primarily attributable to an increase in fee revenue in Executive Recruitment, Leadership & Talent Consulting, and to a lesser extent, an increase in Futurestep fee revenue. Exchange rates unfavorably impacted fee revenue by $1.8 million in the three months ended July 31, 2013.

Executive Recruitment. Executive Recruitment reported fee revenue of $136.6 million, an increase of $9.2 million, or 7%, in the three months ended July 31, 2013 compared to $127.4 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue increased in all regions except South America in the three months ended July 31, 2013 compared to the year-ago quarter. The increase in Executive Recruitment fee revenue was mainly due to a 6% increase in the number of Executive Recruitment engagements billed in the three months ended July 31, 2013 as compared to the three months ended July 31, 2012, and a 1% increase in the weighted-average fees billed during the same period.

North America reported fee revenue of $74.1 million, an increase of $2.0 million, or 3%, in the three months ended July 31, 2013 compared to $72.1 million in the year-ago quarter. North America’s increase in fee revenue is primarily due to a 3% increase in the weighted-average fees billed per engagement during the three months ended July 31, 2013 as compared to the year-ago quarter. The overall increase in fee revenue was primarily driven by increases in fee revenue in the consumer goods, industrial and life sciences/healthcare sectors, partially offset by a decline in the technology sector.

EMEA reported fee revenue of $34.4 million, an increase of $4.6 million, or 15%, in the three months ended July 31, 2013 compared to $29.8 million in the year-ago quarter. EMEA’s increase in fee revenue was primarily driven by a 7% increase in the number of engagements billed, and a 7% increase in the weighted-average fees billed per engagement in the three months ended July 31, 2013 as compared to the year-ago quarter. The performance in existing offices in the United Kingdom, Germany, Denmark and United Arab Emirates were the primary contributors to the increase in fee revenue, in the three months ended July 31, 2013 compared to the year-ago quarter. In terms of business sectors, financial services, technology and industrial experienced the largest increases in fee revenue, offset by a decrease in the consumer goods sector in the three months ended July 31, 2013 as compared to the year-ago quarter.

Asia Pacific reported fee revenue of $21.1 million, an increase of $3.7 million, in the three months ended July 31, 2013 compared to $17.4 million in the year-ago quarter. The increase in fee revenue was mainly due to a 19% increase in the number of engagements billed, and a 2% increase in weighted-average fees billed per engagement in the three months ended July 31, 2013 compared to the year-ago quarter. The increase in performance in Australia, China, Japan and Singapore were the primary contributors to the increase in fee revenue in the three months ended July 31, 2013 compared to the year-ago quarter. The largest increases in fee revenue were experienced in the life sciences/healthcare, financial services and industrial goods sectors in the three months ended July 31, 2013 as compared to the year-ago quarter, partially offset by a decrease in the technology sector.

South America reported fee revenue of $7.0 million, a decrease of $1.1 million, in the three months ended July 31, 2013 compared to $8.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue for South America by $0.5 million in the three months ended July 31, 2013. The decrease in fee revenue was mainly due to a 19% decrease in the weighted-average fees billed per engagement, offset by a 7% increase in the number of engagements billed in the three months ended July 31, 2013 compared to the year-ago quarter. The decrease in performance in Chile and Peru were the primary contributors to the decrease in fee revenue, offset by an increase in fee revenue in Brazil in the three months ended July 31, 2013 compared to the year-ago quarter. Industrial was the main sector contributing to the decrease in fee revenue in the three months ended July 31, 2013 compared to the year-ago quarter, partially offset by an increase in fee revenue in the life sciences/healthcare sector during the same period.

Leadership & Talent Consulting. Leadership & Talent Consulting serves as a bridge between a client’s business strategy and their talent strategy. Leadership & Talent Consulting combines intellectual content with traditional consulting services such as CEO & top team effectiveness, integrated talent management as well as leadership development and enterprise learning. Leadership & Talent Consulting reported fee revenue of $60.1 million, an increase of $31.7 million, or 112%, in the three months ended July 31, 2013 compared to $28.4 million in the year-ago quarter. Excluding $28.5 million of fee revenue from the prior year acquisitions, during the three months ended July 31, 2013, fee revenue was $31.6 million, an increase of $3.2 million, or 11% compared to the year-ago quarter. Fee revenue increased due to an increase in consulting fee revenue of $3.2 million, or 15%, in the three months ended July 31, 2013 compared to the three months ended July 31, 2012.

Futurestep. Futurestep reported fee revenue of $31.7 million, an increase of $0.8 million, or 3%, in the three months ended July 31, 2013 compared to $30.9 million in the year-ago quarter. The increase in Futurestep’s fee revenue was due to a 3% increase in the weighted-average fees billed per engagement in the three months ended July 31, 2013 compared to the year-ago quarter. The increase in fee revenue was also positively impacted by an increase in the level of activity for existing clients in the three months ended July 31, 2013 as compared to the year-ago quarter. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and non-executive recruitment.

Compensation and Benefits

Compensation and benefits expense increased $24.8 million, or 19%, to $152.8 million in the three months ended July 31, 2013 from $128.0 million in the year-ago quarter. The increase in compensation and benefits expense was mainly due to the acquisitions of PDI and Global Novations, which contributed $13.1 million and $4.1 million, respectively, to compensation and benefits expense. Also contributing to the increase in compensation and benefits expense was an increase in performance related bonus expense of $3.8 million (excluding prior year acquisitions) due to the mix in pre-bonus earnings before restructuring expense by operating segment for the three months ended July 31, 2013 compared to the year-ago quarter. In addition, there was a $2.6 million increase in the fair value of amounts owed under certain deferred compensations plans and separation costs of $2.5 million offset by decreases in employee insurance cost of $0.9 million in the three months ended July 31, 2013 compared to the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $1.0 million during the three months ended July 31, 2013.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $1.6 million in the three months ended July 31, 2013 compared to a reduction of $1.0 million in compensation and benefits expense in the year-ago quarter. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.0 million in the three months ended July 31, 2013 compared to $0.8 million decrease in the fair value of marketable securities classified as trading in the year-ago quarter, recorded in other income (loss), net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $3.8 million, or 4%, to $88.4 million in the three months ended July 31, 2013 compared to $84.6 million in the year-ago quarter. This increase is primarily due to an increase of $4.7 million in performance related bonus expense due to the increase in pre-bonus earnings before restructuring, a $2.3 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease of $1.6 million in salaries and related payroll taxes due to the restructuring that took place in fiscal 2013, a $1.0 million decrease in employee insurance costs and a decrease of $0.3 million in stock-based compensation. Executive Recruitment compensation and benefits expense decreased as a percentage of fee revenue to 65% in the three months ended July 31, 2013, from 66% in the three months ended July 31, 2012.

Leadership & Talent Consulting compensation and benefits expense increased $18.8 million, or 123%, to $34.1 million in the three months ended July 31, 2013 from $15.3 million in the year-ago quarter. The increase was primarily due to the acquisitions of PDI and Global Novations. Excluding PDI and Global Novations, compensation and benefits expense increased $1.6 million, or 10% in the three months ended July 31, 2013 compared to the year-ago quarter. The increase was driven by an increase in salaries and related payroll taxes of $1.3 million, due to a 10% increase in the average headcount (excluding prior year acquisitions) during the three months ended July 31, 2013 compared to the year-ago quarter. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 57% in the three months ended July 31, 2013 from 54% in the three months ended July 31, 2012.

Futurestep compensation and benefits expense decreased $0.2 million, or 1%, to $21.3 million in the three months ended July 31, 2013 from $21.5 million in the year-ago quarter. The decrease was primarily driven by a decrease in the performance related bonus expense of $1.0 million, offset by an increase in salaries and related payroll taxes of $0.5 million.

The increase in salaries and related payroll taxes was due to a 3% increase in the average headcount during the three months ended July 31, 2013 compared to the year-ago quarter. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 67% in the three months ended July 31, 2013 from 70% in the three months ended July 31, 2012.

Corporate compensation and benefits expense increased $2.4 million, or 36%, to $9.0 million in the three months ended July 31, 2013 from $6.6 million in the year-ago quarter mainly due to $2.5 million in separation costs.

General and Administrative Expenses

General and administrative expenses increased $6.5 million, or 19%, to $39.9 million in the three months ended July 31, 2013 compared to $33.4 million in the year-ago quarter. The increase is attributable to the acquisitions of PDI and Global Novations, which resulted in an increase in general and administrative expense of $3.8 million and $0.7 million, respectively, and $0.4 million in integration costs as a result of the PDI acquisition. Also, contributing to the increase in general and administrative expenses were an increase in legal and other professional service fees of $1.3 million and marketing and business development of $0.5 million in the three months ended July 31, 2013 compared to the year-ago quarter. General and administrative expenses as a percentage of fee revenue was 17% in the three months ended July 31, 2013 compared to 18% in the three months ended July 31, 2012.

Executive Recruitment general and administrative expenses decreased $1.6 million, or 9%, to $16.9 million in the three months ended July 31, 2013 from $18.5 million in the year-ago quarter. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $0.4 million in the three months ended July 31, 2013 compared to the year-ago quarter, a decrease in legal and other professional services, premise and office expense, and business development expenses of $0.6 million, $0.3 million and $0.3 million, respectively. The decrease in premise and office expense was due to the restructuring that took place in fiscal 2013. The decrease in legal and other professional services and business development expenses was due to cost control initiatives. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in the three months ended July 31, 2013 compared to 15% in the three months ended July 31, 2012.

Leadership & Talent Consulting general and administrative expenses increased $5.1 million, or 116%, to $9.5 million in the three months ended July 31, 2013 from $4.4 million in the year-ago quarter. The acquisitions of PDI and Global Novations contributed $4.5 million to the increase in general and administrative expenses. Also contributing to the increase in general and administrative expenses, was an increase of $0.3 million in business development expense and $0.2 million increase in travel related expenses. The increase in business development and travel related expenses is due to marketing events that LTC participated in the current quarter in order to support the business. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 16% in the three months ended July 31, 2013 compared to 15% in the year-ago quarter.

Futurestep general and administrative expenses increased $0.1 million, or 2%, to $4.9 million in the three months ended July 31, 2013 compared to $4.8 million in the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue were 16% in both the three months ended July 31, 2013 and 2012.

Corporate general and administrative expenses increased $2.9 million, or 51%, to $8.6 million in the three months ended July 31, 2013 compared to $5.7 million in the year-ago quarter. The increase in general and administrative expenses was driven by an increase of $1.8 million in legal and other professional fees, $0.4 million in integration costs as a result of the PDI acquisition and $0.4 million in business development expenses in the three months ended July 31, 2013 compared to the year-ago quarter. Also contributing to the increase in general and administrative expenses was unfavorable foreign exchange rates, resulting in a loss of $0.4 million in the three months ended July 31, 2013 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $5.0 million, or 111%, to $9.5 million in the three months ended July 31, 2013 compared to $4.5 million in the year-ago quarter. The increase is attributable to the acquisitions of PDI and Global Novations which resulted in an increase in cost of services expense of $2.9 million and $0.7 million, respectively. Cost of services expense as a percentage of fee revenue was 4% in the three months ended July 31, 2013 compared to 2% in the three months ended July 31, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $5.9 million, an increase of $2.1 million in the three months ended July 31, 2013 compared to $3.8 million in the year-ago quarter. The increase is attributable to the acquisitions of PDI and Global Novations which resulted in an increase in depreciation and amortization expense of $1.5 million and $0.5 million, respectively, due to the increase in fixed assets and intangible assets from the acquisitions. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the three months ended July 31, 2013, we continued with the integration of PDI by consolidating and eliminating redundant office space in select offices and consolidating certain overhead functions. As a result, we recorded $3.7 million in restructuring charges, net in the three months ended July 31, 2013, of which $2.9 million relates to consolidation of premise and $0.8 million relates to severance. No restructuring charges, net were incurred during the year-ago quarter.

Operating Income

Operating income decreased $0.4 million to $16.6 million in the three months ended July 31, 2013 as compared to $17.0 million in the year-ago quarter. This decrease in operating income resulted from an increase in compensation and benefits expense of $24.8 million, an increase in general administrative expenses of $6.5 million, an increase in cost of services expense of $5.0 million, $3.7 million in restructuring expenses and an increase in depreciation and amortization expenses of $2.1 million, offset by a $41.7 million increase in fee revenue during the three months ended July 31, 2013 as compared to the year-ago quarter.

Executive Recruitment operating income increased $5.9 million to $28.3 million in the three months ended July 31, 2013 as compared to $22.4 million in the year-ago quarter. The increase in Executive Recruitment operating income is attributable to an increase of $9.2 million in fee revenue and a decrease of $1.6 million in general and administrative expenses, offset by an increase of $3.8 million and $1.3 million in compensation and benefits expense and restructuring charges, respectively, during the three months ended July 31, 2013 as compared to the year-ago quarter. Executive Recruitment operating income as a percentage of fee revenue was 21% in the three months ended July 31, 2013 as compared to 18% in the three months ended July 31, 2012.

LTC operating income was $4.3 million in both the three months ended July 31, 2013 and 2012. Operating income remained unchanged due to an increase of operating expenses of $31.7 million due primarily to an increase of $18.8 million, $5.1 million, $4.3 million, $2.3 million and $1.2 million in compensation and benefits expense, general and administrative expenses, cost of services expense, depreciation and amortization expenses and restructuring charges, respectively, offset by an increase of $31.7 million in fee revenue during the three months ended July 31, 2013 as compared to the year-ago quarter. LTC operating income as a percentage of fee revenue was 7% in the three months ended July 31, 2013 as compared to 15% in the three months ended July 31, 2012.

Futurestep operating income decreased by $0.7 million to $2.5 million in the three months ended July 31, 2013 from $3.2 million in the year-ago quarter. The decrease in Futurestep operating income was primarily due to an increase in restructuring charges of $1.2 million and an increase in the cost to execute resource process outsourcing engagements of $0.3 million, offset by an increase in fee revenue of $0.8 million during the three months ended July 31, 2013 as compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 8% in the three months ended July 31, 2013 as compared to 10% in the three months ended July 31, 2012.

Adjusted EBITDA

Adjusted EBITDA increased $11.5 million to $31.9 million in the three months ended July 31, 2013 as compared to $20.4 million in the year-ago quarter. This increase in Adjusted EBITDA resulted from an increase of $41.7 million in fee revenue and an increase of $3.3 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans during the three months ended July 31, 2013 as compared to the year-ago quarter, offset by an increase in compensation and benefits expense, general and administrative expenses, and cost of services expense of $22.3 million, $6.1 million and $5.0 million, respectively. Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended July 31, 2013 as compared to 11% in the three months ended July 31, 2012.

Executive Recruitment Adjusted EBITDA increased $6.9 million to $31.8 million in the three months ended July 31, 2013 as compared to $24.9 million in the year-ago quarter. The increase in Executive Recruitment Adjusted EBITDA is attributable to an increase of $9.2 million in fee revenue and a decrease of $1.6 million in general and administrative expenses, offset by an increase of $3.8 million in compensation and benefits expense during the three months ended July 31, 2013 as compared to the year-ago quarter. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 23% in the three months ended July 31, 2013 as compared to 20% in the year-ago quarter.

LTC Adjusted EBITDA increased by $3.5 million to $8.4 million in the three months ended July 31, 2013 as compared to $4.9 million in the year-ago quarter. The increase in LTC Adjusted EBITDA is primarily due to an increase of $31.7 million in fee revenue, offset by an increase of $18.8 million, $5.1 million and $4.3 million in compensation and benefits expense, general and administrative expenses and cost of service expenses, respectively, during the three months ended July 31, 2013 as compared to the year-ago quarter. LTC Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended July 31, 2013 as compared to 17% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $1.2 million to $4.7 million in the three months ended July 31, 2013 as compared to $3.5 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $0.8 million and a decrease in compensation and benefits expense of $0.2 million during the three months ended July 31, 2013 as compared to the year-ago quarter. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended July 31, 2013 as compared to 11% in the year-ago quarter.

Other Income (Loss), Net

Other income (loss), net increased by $3.3 million, to income of $2.3 million in the three months ended July 31, 2013 as compared to a loss of $1.0 million in the year-ago quarter. The increase in other income (loss), net reflects a $2.8 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the three months ended July 31, 2013 as compared to the year-ago quarter. Offsetting this increase in other income (loss), net is a $2.6 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the same period, which resulted in an increase in compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.6 million in both the three months ended July 31, 2013 and 2012.

Income Tax Provision

The provision for income taxes was $7.4 million in the three months ended July 31, 2013 compared to $5.6 million in the year-ago quarter. The provision for income taxes in the three months ended July 31, 2013 and 2012 reflects a 40% and 36% effective tax rate, respectively. The increase in the effective tax rate for the three months ended July 31, 2013 is due to a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates, and increasing losses, primarily as a result of restructuring costs discrete to the three months ended July 31, 2013, arising in jurisdictions in which we cannot recognize tax benefits.

Equity in Earnings of Unconsolidated Subsidiaries, Net

Equity in earnings of unconsolidated subsidiaries, net is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income, net of taxes. Equity in earnings was $0.5 million and $0.6 million in the three months ended July 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, it is likely that such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs.

Cash and cash equivalents and marketable securities were $280.4 million and $366.0 million as of July 31, 2013 and April 30, 2013, respectively. As of July 31, 2013 and April 30, 2013, we held $118.8 million and $146.8 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $0.9 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of July 31, 2013 and April 30, 2013, our marketable securities of $130.0 million and $141.9 million, respectively, included $111.7 million (net of gross unrealized gains of $5.4 million and gross unrealized losses of $0.8 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $108.0 million and $93.5 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $115.4 million and $99.2 million as of July 31, 2013 and April 30, 2013, respectively. As of July 31, 2013, we had marketable securities classified as available-for-sale with a balance of $18.3 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net increase in our working capital of $18.4 million as of July 31, 2013 compared to April 30, 2013 is primarily attributable to an increase in accounts receivable, a decrease in other accrued liabilities and in compensation and benefits payable, partially offset by a decrease in cash and cash equivalents and marketable securities. Cash and cash equivalents, marketable securities and compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2013 and paid during the first quarter fiscal 2014 and Company contributions made to the ECAP while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 65 days to 70 days from April 30, 2013 to July 31, 2013. Also decreasing cash and cash equivalents and other accrued liabilities is the contingent consideration payment made to the selling stockholders of PDI. Cash used in operating activities was $67.3 million in the three months ended July 31, 2013, a decrease of $7.2 million, from cash used in operating activities of $74.5 million in the year-ago quarter. The decrease in cash used in operating activities is primarily due to more cash used to pay withholding taxes during the three months ended July 31, 2012 compared to the three months ended July 31, 2013.

Cash used in investing activities was $3.7 million in the three months ended July 31, 2013; a decrease of $0.9 million from cash used in investing activities of $4.6 million in the year-ago quarter. The decrease in cash used in investing activities is primarily attributable to an increase of $15.1 million in net proceeds from the purchase and sale/maturities of marketable securities and $2.9 million in restricted cash that became unrestricted during the three months ended July 31, 2013, as described below, offset by the payment of the contingent consideration to the selling stockholders of PDI of $15.0 million and an increase in cash used to purchase property and equipment (including capitalized software) of $2.2 million.

Cash used in financing activities during the three months ended July 31, 2013 decreased $2.3 million from cash used by financing activities of $2.3 million in the year-ago quarter. Cash used in financing activities decreased primarily due to an increase of $1.6 million in cash proceeds from the exercise of employee stock options and a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $0.6 million. As of July 31, 2013, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of July 31, 2013 and April 30, 2013, we held contracts with gross CSV of $160.9 million and $159.2 million, respectively. In fiscal 2014 and 2013, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of July 31, 2013 and April 30, 2013. At July 31, 2013 and April 30, 2013, the net cash value of these policies was $87.6 million and $85.9 million, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Facility”). The Facility matures on January 18, 2018. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of July 31, 2013, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of July 31, 2013 and April 30, 2013, we had no borrowings under the Facility. At July 31, 2013 and April 30, 2013, there was $2.7 million of standby letters of credit issued associated with certain lease premises. As of April 30, 2013, under our previous long-term debt arrangement, we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding. During the three months ended July 31, 2013 we transferred the standby letters of credit to the Facility and since there is no restricted cash requirement under the Facility, the Company has no restricted cash balance as of July 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonus, deferred compensation, and the carrying values of receivables, marketable securities, goodwill, intangible assets, fair value of contingent consideration and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2013.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the three months ended July 31, 2013 and 2012, we recognized foreign currency losses, on an after tax basis, of $0.1 million for both periods.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended July 31,2013 would have been $1.6 million, $2.7 million and $3.8 million, respectively, based on outstanding balances at July 31, 2013.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2013 and April 30, 2013, we had no outstanding borrowings under our Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of July 31, 2013 and April 30, 2013, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation, which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2013, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2013:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2013 — May 31, 2013	—	$—	—	$24.4 million
June 1, 2013 — June 30, 2013	4,857	$18.01	—	$24.4 million
July 1, 2013 — July 31, 2013	95,517	$19.44	—	$24.4 million

Total	100,374	$19.37	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

Under our credit facility, we are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year and requires us to maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock.

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

Date: September 6, 2013

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