Form 10-Q
period 2013-10-31
KORN FERRY INTERNATIONAL
filed 2013-12-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of shares outstanding of our common stock as of December 4, 2013 was 49,472,850 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	April 30, 2013
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$182,628	$224,066
Marketable securities	6,531	20,347
Receivables due from clients, net of allowance for doubtful accounts of $9,775 and $9,097, respectively	199,247	161,508
Income taxes and other receivables	6,675	8,944
Deferred income taxes	2,622	3,511
Prepaid expenses and other assets	31,097	28,724

Total current assets	428,800	447,100

Marketable securities, non-current	125,754	121,569
Property and equipment, net	52,651	53,628
Cash surrender value of company owned life insurance policies, net of loans	90,898	85,873
Deferred income taxes, net	60,552	63,203
Goodwill	259,071	257,293
Intangible assets, net	53,879	58,187
Investments and other assets	28,841	28,376

Total assets	$1,100,446	$1,115,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,281	$19,460
Income taxes payable	9,251	5,502
Compensation and benefits payable	119,163	160,298
Other accrued liabilities	61,332	83,291

Total current liabilities	208,027	268,551

Deferred compensation and other retirement plans	167,792	159,706
Other liabilities	20,800	22,504

Total liabilities	396,619	450,761

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 61,729 and 61,022 shares issued and 49,441 and 48,734 shares outstanding, respectively	439,377	431,508
Retained earnings	266,266	236,090
Accumulated other comprehensive loss, net	(1,322)	(2,631)

Stockholders’ equity	704,321	664,967
Less: notes receivable from stockholders	(494)	(499)

Total stockholders’ equity	703,827	664,468

Total liabilities and stockholders’ equity	$1,100,446	$1,115,229

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Fee revenue	$237,968	$196,231	$466,405	$382,925
Reimbursed out-of-pocket engagement expenses	8,269	8,568	17,419	17,897

Total revenue	246,237	204,799	483,824	400,822

Compensation and benefits	161,296	133,035	314,066	261,071
General and administrative expenses	35,795	33,317	75,666	66,760
Reimbursed expenses	8,269	8,568	17,419	17,897
Cost of services	11,132	7,318	20,641	11,782
Depreciation and amortization	6,580	4,297	12,524	8,039
Restructuring charges, net	—	15,495	3,682	15,495

Total operating expenses	223,072	202,030	443,998	381,044

Operating income	23,165	2,769	39,826	19,778
Other income, net	4,352	1,529	6,619	512
Interest expense, net	(638)	(762)	(1,229)	(1,361)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	26,879	3,536	45,216	18,929
Equity in earnings of unconsolidated subsidiaries	557	344	1,022	974
Income tax provision	8,677	2,684	16,062	8,289

Net income	$18,759	$1,196	$30,176	$11,614

Earnings per common share:
Basic	$0.39	$0.03	$0.63	$0.25

Diluted	$0.38	$0.03	$0.62	$0.24

Weighted-average common shares outstanding:
Basic	48,118	47,269	47,892	47,040

Diluted	48,816	47,834	48,748	47,658

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Net income	$18,759	$1,196	$30,176	$11,614

Other comprehensive income:
Foreign currency translation adjustments	4,368	6,487	1,342	(3,372)
Unrealized gains (losses) on marketable securities, net of taxes	24	(10)	(33)	17

Comprehensive income	$23,151	$7,673	$31,485	$8,259

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$30,176	$11,614
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,524	8,039
Stock-based compensation expense	5,792	6,269
Provision for doubtful accounts	3,087	3,145
Gain on cash surrender value of life insurance policies	(4,587)	(2,178)
Gain on marketable securities	(6,369)	(1,129)
Deferred income taxes	3,949	5,174
Change in other assets and liabilities, net of effects of acquisition:
Deferred compensation	7,372	(3,112)
Receivables due from clients	(40,826)	(23,004)
Income tax and other receivables	2,325	(1,774)
Prepaid expenses and other assets	(2,373)	(1,697)
Investment in unconsolidated subsidiaries	(1,022)	(974)
Income taxes payable	3,771	(3,634)
Accounts payable and accrued liabilities	(44,928)	(40,996)
Other	(4,498)	924

Net cash used in operating activities	(35,607)	(43,333)

Cash flows from investing activities:
Purchase of property and equipment	(11,471)	(6,606)
Cash paid for acquisition, net of cash acquired	—	(34,437)
Purchase of marketable securities	(23,299)	(32,816)
Proceeds from sales/maturities of marketable securities	38,911	30,763
Change in restricted cash	2,861	—
Payment of contingent consideration from acquisition	(15,000)	—
Premiums on life insurance policies	(438)	(438)
Dividends received from unconsolidated subsidiaries	510	418

Net cash used in investing activities	(7,926)	(43,116)

Cash flows from financing activities:
Purchase of common stock	(1,967)	(2,643)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,854	1,019
Tax benefit from exercise of stock options	137	161

Net cash provided by (used in) financing activities	2,024	(1,463)

Effect of exchange rate changes on cash and cash equivalents	71	(1,177)

Net decrease in cash and cash equivalents	(41,438)	(89,089)
Cash and cash equivalents at beginning of period	224,066	282,005

Cash and cash equivalents at end of period	$182,628	$192,916

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2013

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals are generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenue associated with services that are provided on a contingent basis are recognized once the contingency is fulfilled. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time-based services, measured by total hours

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold.

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

Restricted Cash

During the six months ended October 31, 2013, the Company transferred the standby letters of credit associated with certain leases for premises from its prior senior secured credit agreement to its current senior unsecured revolving credit agreement and as a result the Company has no restricted cash balance at October 31, 2013 compared to $2.9 million at April 30, 2013 (see Note 9 – Long-Term Debt).

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

The Company invests in mutual funds (for which market prices are readily available), which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 – Marketable Securities), and are classified as trading securities. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. The changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income, net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds and U. S. Treasury and agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

in the statement of income in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three and six months ended October 31, 2013 and 2012, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the six months ended October 31, 2013, the Company paid contingent consideration to the selling stockholders of PDI Ninth House (“PDI”) of $15 million, as required under the merger agreement, as a result of the achievement of certain pre-determined goals associated with expense synergies.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2013, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indicators of impairment as of October 31, 2013 and April 30, 2013.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2013 and April 30, 2013, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

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

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance metrics for LTC and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company re-evaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $68.2 million and $54.0 million for the six months ended October 31, 2013 and 2012, respectively, which was reduced by a change in the previous years’ estimate recorded in the first quarter of fiscal 2014 and 2013 of $0.7 million and $0.2 million, respectively. This resulted in net bonus expense of $67.5 million and $53.8 million in the six months ended October 31, 2013 and 2012, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2013 and 2012, the performance related bonus expense was $37.0 million and $27.4 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended October 31, 2013 or 2012.

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

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance during the six months ended October 31, 2013 and the adoption did not have an impact on the financial statements of the Company.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite–lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. The Company will perform its annual impairment test as of January 31, 2014, and plans to perform a quantitative impairment test.

Recently Proposed Accounting Standards

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company plans to adopt this guidance beginning May 1, 2014. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset for a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company will adopt the provisions of this new guidance beginning May 1, 2014, and does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During both the three and six months ended October 31, 2013, options to purchase 0.1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During both the three and six months ended October 31, 2012, options to purchase 0.6 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
	(in thousands, except per share data)

Net earnings attributable to common stockholders	$18,759	$1,196	$30,176	$11,614

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	48,118	47,269	47,892	47,040
Effect of dilutive securities:
Restricted stock	484	397	643	442
Stock options	214	168	213	176

Diluted weighted-average number of common shares outstanding	48,816	47,834	48,748	47,658

Net earnings per common share:
Basic earnings per share	$0.39	$0.03	$0.63	$0.25

Diluted earnings per share	$0.38	$0.03	$0.62	$0.24

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

The components of accumulated other comprehensive loss were as follows:

	October 31, 2013	April 30, 2013
	(in thousands)
Foreign currency translation adjustments	$18,901	$17,559
Defined benefit pension adjustments, net of taxes	(20,236)	(20,236)
Unrealized gains on marketable securities, net of taxes	13	46

Accumulated other comprehensive loss, net	$(1,322)	$(2,631)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Restricted stock	$2,727	$2,847	$5,547	$5,833
Stock options	105	226	245	436

Total stock-based compensation expense, pre-tax	2,832	3,073	5,792	6,269
Tax benefit from stock-based compensation expense	(865)	(1,581)	(2,057)	(2,745)

Total stock-based compensation expense, net of tax	$1,967	$1,492	$3,735	$3,524

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Company did not grant stock options in the three and six months ended October 31, 2013 and 2012.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	Six Months Ended October 31, 2013
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2013	1,100	$14.72
Exercised	(315)	$12.53
Forfeited/expired	(26)	$12.51

Outstanding, October 31, 2013	759	$15.70	2.28	$6,145

Exercisable, October 31, 2013	685	$15.60	2.11	$5,616

As of October 31, 2013, there was $0.3 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 0.7 year. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Total fair value of stock options vested	$75	$78	$877	$907
Total intrinsic value of stock options exercised	$705	$751	$2,369	$911

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

The Company also grants market-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units was determined by a third-party valuation using extensive market data that are based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

Restricted stock activity during the six months ended October 31, 2013 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2013	1,810	$16.38
Granted	589	$19.77
Vested	(492)	$14.35
Forfeited/expired	(197)	$16.92

Non-vested, October 31, 2013	1,710	$18.08

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

As of October 31, 2013, there were 0.3 million shares outstanding relating to market-based restricted stock units, with total unrecognized compensation totaling $3.1 million.

As of October 31, 2013, there was $23.0 million of total unrecognized compensation cost (including market-based restricted stock units) related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. For restricted stock subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award. During the three and six months ended October 31, 2013, shares of restricted stock of 1,025 and 101,399 totaling $0.1 million and $2.0 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2012, shares of restricted stock of 9,080 and 186,206 totaling $0.1 million and $2.6 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Common Stock

During the three and six months ended October 31, 2013, the Company issued 126,244 shares and 315,123 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $2.0 million and $3.8 million, respectively. During the three and six months ended October 31, 2012, the Company issued 111,230 shares and 135,511 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.8 million and $1.0 million, respectively.

No shares were repurchased during the three and six months ended October 31, 2013 and 2012, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Marketable Securities

As of October 31, 2013, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$117,963	$—	$117,963
Corporate bonds	—	14,322	14,322

Total	117,963	14,322	132,285
Less: current portion of marketable securities	(4,481)	(2,050)	(6,531)

Non-current marketable securities	$113,482	$12,272	$125,754

As of April 30, 2013, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)(3)	Total
	(in thousands)
Mutual funds	$98,001	$—	$98,001
Corporate bonds	—	42,111	42,111
U.S. Treasury and agency securities	—	1,804	1,804

Total	98,001	43,915	141,916
Less: current portion of marketable securities	(4,537)	(15,810)	(20,347)

Non-current marketable securities	$93,464	$28,105	$121,569

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $119.3 million and $99.2 million as of October 31, 2013 and April 30, 2013, respectively, under the ECAP (see Note 6 – Deferred Compensation and Retirement Plans).

(2)

The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of October 31, 2013 and April 30, 2013, the Company had

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

cash equivalents of $89.2 million and $93.6 million, respectively, classified as Level 1. As of April 30, 2013, the Company had restricted cash of $2.9 million, classified as Level 1. As of October 31, 2013, the Company had no restricted cash balance. As of October 31, 2013 and April 30, 2013, the Company had no investments classified as Level 3.

(3)	These securities represent excess cash available for general corporate purposes invested, under our investment policy, with a professional money manager.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	October 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$14,297	$29	$(4)	$14,322

	April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$42,033	$92	$(14)	$42,111
U.S. Treasury and agency securities	1,802	2	—	1,804

Total	$43,835	$94	$(14)	$43,915

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2013 and April 30, 2013, the Company’s investments associated with cash equivalents, consist of money market funds for which market prices are readily available and as of April 30, 2013 includes restricted cash. As of October 31, 2013 and April 30, 2013, marketable securities classified as available-for-sale consist of corporate bonds and as of April 30, 2013 also includes U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of October 31, 2013, available-for-sale marketable securities have remaining maturities ranging from seven months to 2.0 years. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of October 31, 2013 and April 30, 2013, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of October 31, 2013 and April 30, 2013, the Company’s marketable securities classified as trading were $118.0 million (net of gross unrealized gains of $9.2 million and gross unrealized losses of $0.6 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
	(in thousands)
Amortization of actuarial loss	$779	$594	$1,559	$1,188
Interest cost	676	756	1,352	1,512

Net periodic benefit costs	$1,455	$1,350	$2,911	$2,700

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $164.2 million and $159.2 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of October 31, 2013 and April 30, 2013, respectively. The market value of the underlying COLI investments increased by $3.3 million and $4.6 million during the three and six months ended October 31, 2013, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. During the three and six months ended October 31, 2012, the market value of the underlying COLI investments increased by $1.5 million and $2.2 million, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three and six months ended October 31, 2013, of $2.5 million and $16.7 million, respectively. The Company made contributions to the ECAP during the three and six months ended October 31, 2012, of $1.8 million and $19.3 million, respectively. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Certain key management may also receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2013, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $3.4 million and $5.0 million, respectively. During the three and six months ended October 31, 2012, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.5 million and $0.5 million, respectively.

Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $4.4 million and $1.9 million in the three months ended October 31, 2013 and 2012, respectively, and $6.4 million and $1.1 million in the six months ended October 31, 2013 and 2012, respectively, recorded in other income, net on the consolidated statement of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

7. Restructuring Charges, Net

The Company continued the implementation of the fiscal 2013 restructuring plan during the six months ended October 31, 2013 in order to integrate PDI by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. This resulted in restructuring charges of $3.7 million against operations in the six months ended October 31, 2013, of which $0.8 million relates to severance and $2.9 million relates to consolidation of premises.

Changes in the restructuring liability during the three months ended October 31, 2013 were as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2013	$2,706	$7,119	$9,825
Reductions for cash payments	(2,160)	(2,261)	(4,421)
Exchange rate fluctuations	38	129	167

Liability as of October 31, 2013	$584	$4,987	$5,571

Changes in the restructuring liability during the six months ended October 31, 2013 were as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2013	$4,819	$6,729	$11,548
Reductions for cash payments	(5,214)	(4,721)	(9,935)
Restructuring charges, net	823	2,859	3,682
Exchange rate fluctuations	156	120	276

Liability as of October 31, 2013	$584	$4,987	$5,571

As of October 31, 2013 and April 30, 2013, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $1.4 million and $2.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next five years.

The restructuring liability by segment is summarized below:

	October 31, 2013
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$201	$435	$636
Europe, Middle East and Africa (“EMEA”)	19	693	712

Total Executive Recruitment	220	1,128	1,348
LTC	319	2,756	3,075
Futurestep	—	1,103	1,103
Corporate	45	—	45

Liability as of October 31, 2013	$584	$4,987	$5,571

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

	April 30, 2013
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$918	$659	$1,577
EMEA	678	856	1,534
Asia Pacific	—	69	69

Total Executive Recruitment	1,596	1,584	3,180
LTC	2,497	3,956	6,453
Futurestep	277	1,189	1,466
Corporate	449	—	449

Liability as of April 30, 2013	$4,819	$6,729	$11,548

8. Business Segments

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. LTC provides a comprehensive blend of leadership and talent management solutions including both consulting services and product offerings. Service and product offerings in this segment include: Leadership Strategy, Board, CEO and Top Team Effectiveness, Succession Planning, Assessment, Leadership and Employee Development, Diversity and Inclusion as well as a rich library of online learning modules. Futurestep is a global industry leader in high impact enterprise-wide consulting and recruitment solutions. Its portfolio of services includes RPO, talent acquisition and management consulting services, project-based recruitment, non-executive and other professional recruitment. The Executive Recruitment business segment is managed by geographic regional leaders and LTC’s and Futurestep’s worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders and the Chief Executive Officers of LTC and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$75,183	$34,221	$21,722	$8,866	$139,992	$66,078	$31,898	$—	$237,968
Total revenue	$78,734	$35,240	$22,340	$8,926	$145,240	$68,202	$32,795	$—	$246,237
Net income									$18,759
Other income, net									(4,352)
Interest expense, net									638
Equity in earnings of unconsolidated subsidiaries									(557)
Income tax provision									8,677

Operating income (loss)	$15,530	$5,860	$4,472	$2,265	$28,127	$7,006	$2,539	$(14,507)	$23,165
Depreciation and amortization	920	452	529	99	2,000	3,161	440	979	6,580
Other income (loss), net	321	48	75	7	451	45	(17)	3,873	4,352
Equity in earnings of unconsolidated subsidiaries	120	—	—	—	120	—	—	437	557

EBITDA	16,891	6,360	5,076	2,371	30,698	10,212	2,962	(9,218)	34,654
Separation costs	—	—	—	—	—	—	—	2,000	2,000

Adjusted EBITDA	$16,891	$6,360	$5,076	$2,371	$30,698	$10,212	$2,962	$(7,218)	$36,654

	Three Months Ended October 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$69,441	$33,142	$18,338	$6,827	$127,748	$38,452	$30,031	$—	$196,231
Total revenue	$73,237	$34,047	$18,794	$6,989	$133,067	$40,623	$31,109	$—	$204,799
Net income									$1,196
Other income, net									(1,529)
Interest expense, net									762
Equity in earnings of unconsolidated subsidiaries									(344)
Income tax provision									2,684

Operating income (loss)	$9,017	$(929)	$1,080	$1,217	$10,385	$6,252	$237	$(14,105)	$2,769
Depreciation and amortization	1,221	590	406	78	2,295	1,006	320	676	4,297
Other income (loss), net	78	(234)	48	—	(108)	19	1	1,617	1,529
Equity in earnings of unconsolidated subsidiaries	(70)	—	—	—	(70)	—	—	414	344

EBITDA	10,246	(573)	1,534	1,295	12,502	7,277	558	(11,398)	8,939
Restructuring charges, net	5,436	4,752	613	—	10,801	677	3,086	931	15,495

Adjusted EBITDA	$15,682	$4,179	$2,147	$1,295	$23,303	$7,954	$3,644	$(10,467)	$24,434

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

	Six Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$149,330	$68,598	$42,850	$15,869	$276,647	$126,140	$63,618	$—	$466,405
Total revenue	$156,845	$70,697	$44,267	$15,962	$287,771	$130,284	$65,769	$—	$483,824
Net income									$30,176
Other income, net									(6,619)
Interest expense, net									1,229
Equity in earnings of unconsolidated subsidiaries									(1,022)
Income tax provision									16,062

Operating income (loss)	$31,854	$11,820	$8,972	$3,761	$56,407	$11,341	$5,084	$(33,006)	$39,826
Depreciation and amortization	1,883	887	835	173	3,778	6,058	848	1,840	12,524
Other income, net	448	282	92	10	832	53	548	5,186	6,619
Equity in earnings of unconsolidated subsidiaries	222	—	—	—	222	—	—	800	1,022

EBITDA	34,407	12,989	9,899	3,944	61,239	17,452	6,480	(25,180)	59,991
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$35,223	$13,449	$9,959	$3,944	$62,575	$18,601	$7,614	$(20,223)	$68,567

	Six Months Ended October 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$141,547	$62,965	$35,721	$14,961	$255,194	$66,844	$60,887	$—	$382,925
Total revenue	$149,464	$64,917	$36,667	$15,240	$266,288	$70,467	$64,067	$—	$400,822
Net income									$11,614
Other income, net									(512)
Interest expense, net									1,361
Equity in earnings of unconsolidated subsidiaries									(974)
Income tax provision									8,289

Operating income (loss)	$27,091	$859	$1,578	$3,306	$32,834	$10,514	$3,419	$(26,989)	$19,778
Depreciation and amortization	2,427	1,146	769	159	4,501	1,623	616	1,299	8,039
Other income (loss), net	74	(208)	84	—	(50)	34	10	518	512
Equity in earnings of unconsolidated subsidiaries	157	—	—	—	157	—	—	817	974

EBITDA	29,749	1,797	2,431	3,465	37,442	12,171	4,045	(24,355)	29,303
Restructuring charges, net	5,436	4,752	613	—	10,801	677	3,086	931	15,495

Adjusted EBITDA	$35,185	$6,549	$3,044	$3,465	$48,243	$12,848	$7,131	$(23,424)	$44,798

9. Long-Term Debt

As of October 31, 2013 and April 30, 2013, the Company had no borrowings under its long-term debt arrangements. At October 31, 2013 and April 30, 2013, there was $2.7 million of standby letters of credit issued under its long-term debt arrangements. As of April 30, 2013, under its previous senior secured credit agreement, the Company was required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. During the six months ended October 31, 2013, the Company transferred the standby letters of credit from its previous senior secured credit agreement to its current senior unsecured revolving credit agreement and since there is no restricted cash requirement under the Company’s current arrangement, the Company has no restricted cash balance as of October 31, 2013.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2013

10. Commitments and Contingencies

During the three and six months ended October 31, 2013, in connection with an employment dispute, the Company recorded expenses in the amount of $2.0 million and $4.5 million, respectively, in compensation and benefits expense. The Company settled the dispute and as of October 31, 2013 carries no liability regarding this matter.

11. Acquisitions

During the six months ended October 31, 2013, adjustments to the preliminary purchase price allocation relating to the PDI acquisition, resulted in a $0.1 million decrease in net assets acquired and an increase in the purchase price and goodwill of $0.2 million and $0.3 million, respectively. As of October 31, 2013, the purchase price allocation relating to PDI remains preliminary as it relates to income taxes, among other things.

During the six months ended October 31, 2013, the Company paid contingent consideration to the selling stockholders of PDI of $15 million, as required under the merger agreement, as a result of the achievement of certain pre-determined goals associated with expense synergies.

12. Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $35.1 million and $33.8 million as of October 31, 2013 and April 30, 2013, respectively, primarily as a result of LTC billings in advance of services rendered.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

During fiscal 2013, nearly 88% of our top 50 clients utilized at least two of our service lines. During fiscal 2013, we completed the acquisitions of Minneapolis-based PDI Ninth House (“PDI”), a leading, globally-recognized provider of leadership assessment and development solutions, and Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions, which are collectively referred to herein as the “prior year acquisitions”. As a result, in fiscal 2013, we implemented a restructuring plan focused on integrating the synergies associated with the prior year acquisitions. We continued to implement this plan during the first half of fiscal 2014 and in connection with the plan, recorded restructuring charges of $3.7 million during the six months ended October 31, 2013, of which $2.9 million was for facility costs in order to integrate PDI by consolidating and eliminating redundant office space around the world and severance costs of $0.8 million to consolidate certain overhead functions.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 8 – Business Segments, in the Notes to our Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries), and/or transaction, integration and separation costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as substitutes for financial information determined in accordance with GAAP, and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn/Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn/Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn/Ferry’s historical performance. Korn/Ferry includes these non-GAAP financial measures because management believes they are useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn/Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from Adjusted EBITDA.

Fee revenue increased $41.8 million, or 21% (7% increase excluding fee revenue from the prior year acquisitions), in the three months ended October 31, 2013 to $238.0 million compared to $196.2 million in the year-ago quarter, with increases in fee revenue in all regions of Executive Recruitment, Futurestep, and LTC. During the three months ended October 31, 2013, we recorded operating income of $23.2 million with Executive Recruitment, LTC, and Futurestep segments contributing $28.1 million, $7.0 million, and $2.6 million, respectively, offset by corporate expenses of $14.5 million. Net income during the three months ended October 31, 2013 and 2012 was $18.8 million and $1.2 million, respectively. Adjusted EBITDA was $36.7 million with Executive Recruitment, LTC, and Futurestep segments contributing $30.7 million, $10.3 million, and $3.0 million, respectively, offset by corporate expenses of $7.3 million during the three months ended October 31, 2013. Adjusted EBITDA increased $12.3 million during the three months ended October 31, 2013, from Adjusted EBITDA of $24.4 million during the three months ended October 31, 2012.

Our cash, cash equivalents and marketable securities decreased $51.1 million, or 14%, to $314.9 million at October 31, 2013 compared to $366.0 million at April 30, 2013, mainly due to bonuses earned in fiscal 2013 and paid during the first quarter of fiscal 2014 and $15.0 million in contingent consideration paid to selling stockholders of PDI, partially offset by cash provided by operating activities. As of October 31, 2013, we held marketable securities to settle obligations under the ECAP with a cost value of $109.4 million and a fair value of $118.0 million. Our vested and unvested obligations for which these assets were held in trust totaled $119.3 million as of October 31, 2013. Our working capital increased by $42.3 million to $220.8 million in the six months ended October 31, 2013. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at October 31, 2013 or April 30, 2013. As of April 30, 2013, under our previous senior secured credit agreement we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. There is no restricted cash requirement under our current senior unsecured revolving credit agreement and, as a result, the Company had no restricted cash balance as of October 31, 2013. As of October 31, 2013 and April 30, 2013, there was $2.7 million of standby letters of credit issued under our long-term debt arrangements.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2013	2012	2013	2012
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.5	4.4	3.7	4.7

Total revenue	103.5	104.4	103.7	104.7
Compensation and benefits	67.8	67.8	67.4	68.2
General and administrative expenses	15.0	17.0	16.2	17.4
Reimbursed expenses	3.5	4.4	3.7	4.7
Cost of services	4.7	3.7	4.4	3.1
Depreciation and amortization	2.8	2.2	2.7	2.1
Restructuring charges, net	—	7.9	0.8	4.0

Operating income	9.7	1.4	8.5	5.2

Net income	7.9%	0.6%	6.5%	3.0%

The following tables summarize the results of our operations by business segment:

	Three Months Ended October 31,				Six Months Ended October 31,
	2013		2012		2013		2012
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$75,183	31.6%	$69,441	35.4%	$149,330	32.0%	$141,547	37.0%
EMEA	34,221	14.4	33,142	16.9	68,598	14.7	62,965	16.4
Asia Pacific	21,722	9.1	18,338	9.3	42,850	9.2	35,721	9.3
South America	8,866	3.7	6,827	3.5	15,869	3.4	14,961	3.9

Total executive recruitment	139,992	58.8	127,748	65.1	276,647	59.3	255,194	66.6
LTC	66,078	27.8	38,452	19.6	126,140	27.1	66,844	17.5
Futurestep	31,898	13.4	30,031	15.3	63,618	13.6	60,887	15.9

Total fee revenue	237,968	100.0%	196,231	100.0%	466,405	100.0%	382,925	100.0%

Reimbursed out-of-pocket engagement expenses	8,269		8,568		17,419		17,897

Total revenue	$246,237		$204,799		$483,824		$400,822

	Three Months Ended October 31,				Six Months Ended October 31,
	2013		2012		2013		2012
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating Income
Executive recruitment:
North America	$15,530	20.7%	$9,017	13.0%	$31,854	21.3%	$27,091	19.1%
EMEA	5,860	17.1	(929)	(2.8)	11,820	17.2	859	1.4
Asia Pacific	4,472	20.6	1,080	5.9	8,972	20.9	1,578	4.4
South America	2,265	25.5	1,217	17.8	3,761	23.7	3,306	22.1

Total executive recruitment	28,127	20.1	10,385	8.1	56,407	20.4	32,834	12.9
LTC	7,006	10.6	6,252	16.3	11,341	9.0	10,514	15.7
Futurestep	2,539	8.0	237	0.8	5,084	8.0	3,419	5.6
Corporate	(14,507)	—	(14,105)	—	(33,006)	—	(26,989)	—

Total operating income	$23,165	9.7%	$2,769	1.4%	$39,826	8.5%	$19,778	5.2%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$75,183	$34,221	$21,722	$8,866	$139,992	$66,078	$31,898	$—	$237,968
Total revenue	$78,734	$35,240	$22,340	$8,926	$145,240	$68,202	$32,795	$—	$246,237

Net income									$18,759
Other income, net									(4,352)
Interest expense, net									638
Equity in earnings of unconsolidated subsidiaries									(557)
Income tax provision									8,677

Operating income (loss)	$15,530	$5,860	$4,472	$2,265	$28,127	$7,006	$2,539	$(14,507)	$23,165
Depreciation and amortization	920	452	529	99	2,000	3,161	440	979	6,580
Other income (loss), net	321	48	75	7	451	45	(17)	3,873	4,352
Equity in earnings of unconsolidated subsidiaries	120	—	—	—	120	—	—	437	557

EBITDA	16,891	6,360	5,076	2,371	30,698	10,212	2,962	(9,218)	34,654
Separation costs	—	—	—	—	—	—	—	2,000	2,000

Adjusted EBITDA	$16,891	$6,360	$5,076	$2,371	$30,698	$10,212	$2,962	$(7,218)	$36,654

Adjusted EBITDA	22.5%	18.6%	23.4%	26.7%	21.9%	15.5%	9.3%		15.4%

	Three Months Ended October 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$69,441	$33,142	$18,338	$6,827	$127,748	$38,452	$30,031	$—	$196,231
Total revenue	$73,237	$34,047	$18,794	$6,989	$133,067	$40,623	$31,109	$—	$204,799

Net income									$1,196
Other income, net									(1,529)
Interest expense, net									762
Equity in earnings of unconsolidated subsidiaries									(344)
Income tax provision									2,684

Operating income (loss)	$9,017	$(929)	$1,080	$1,217	$10,385	$6,252	$237	$(14,105)	$2,769
Depreciation and amortization	1,221	590	406	78	2,295	1,006	320	676	4,297
Other income (loss), net	78	(234)	48	—	(108)	19	1	1,617	1,529
Equity in earnings of unconsolidated subsidiaries	(70)	—	—	—	(70)	—	—	414	344

EBITDA	10,246	(573)	1,534	1,295	12,502	7,277	558	(11,398)	8,939
Restructuring charges, net	5,436	4,752	613	—	10,801	677	3,086	931	15,495

Adjusted EBITDA	$15,682	$4,179	$2,147	$1,295	$23,303	$7,954	$3,644	$(10,467)	$24,434

Adjusted EBITDA	22.6%	12.6%	11.7%	19.0%	18.2%	20.7%	12.1%		12.5%

	Six Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$149,330	$68,598	$42,850	$15,869	$276,647	$126,140	$63,618	$—	$466,405
Total revenue	$156,845	$70,697	$44,267	$15,962	$287,771	$130,284	$65,769	$—	$483,824

Net income									$30,176
Other income, net									(6,619)
Interest expense, net									1,229
Equity in earnings of unconsolidated subsidiaries									(1,022)
Income tax provision									16,062

Operating income (loss)	$31,854	$11,820	$8,972	$3,761	$56,407	$11,341	$5,084	$(33,006)	$39,826
Depreciation and amortization	1,883	887	835	173	3,778	6,058	848	1,840	12,524
Other income, net	448	282	92	10	832	53	548	5,186	6,619
Equity in earnings of unconsolidated subsidiaries	222	—	—	—	222	—	—	800	1,022

EBITDA	34,407	12,989	9,899	3,944	61,239	17,452	6,480	(25,180)	59,991
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$35,223	$13,449	$9,959	$3,944	$62,575	$18,601	$7,614	$(20,223)	$68,567

Adjusted EBITDA	23.6%	19.6%	23.2%	24.9%	22.6%	14.7%	12.0%		14.7%

	Six Months Ended October 31, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$141,547	$62,965	$35,721	$14,961	$255,194	$66,844	$60,887	$—	$382,925
Total revenue	$149,464	$64,917	$36,667	$15,240	$266,288	$70,467	$64,067	$—	$400,822

Net income									$11,614
Other income, net									(512)
Interest expense, net									1,361
Equity in earnings of unconsolidated subsidiaries									(974)
Income tax provision									8,289

Operating income (loss)	$27,091	$859	$1,578	$3,306	$32,834	$10,514	$3,419	$(26,989)	$19,778
Depreciation and amortization	2,427	1,146	769	159	4,501	1,623	616	1,299	8,039
Other income (loss), net	74	(208)	84	—	(50)	34	10	518	512
Equity in earnings of unconsolidated subsidiaries	157	—	—	—	157	—	—	817	974

EBITDA	29,749	1,797	2,431	3,465	37,442	12,171	4,045	(24,355)	29,303
Restructuring charges, net	5,436	4,752	613	—	10,801	677	3,086	931	15,495

Adjusted EBITDA	$35,185	$6,549	$3,044	$3,465	$48,243	$12,848	$7,131	$(23,424)	$44,798

Adjusted EBITDA	24.9%	10.4%	8.5%	23.2%	18.9%	19.2%	11.7%		11.7%

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

Fee Revenue

Fee Revenue. Fee revenue increased $41.8 million, or 21%, to $238.0 million in the three months ended October 31, 2013 compared to $196.2 million in the year-ago quarter. The prior year acquisitions contributed $28.1 million in fee revenue in our Leadership & Talent Consulting segment in the three months ended October 31, 2013 compared to the year-ago quarter. Excluding the prior year acquisitions, fee revenue increased $13.7 million, or 7% (8% on a constant currency basis), compared to the year-ago quarter. This increase in fee revenue was primarily attributable to an increase in fee revenue in Executive Recruitment and to a lesser extent, an increase in Futurestep fee revenue. Exchange rates unfavorably impacted fee revenue by $2.6 million in the three months ended October 31, 2013.

Executive Recruitment. Executive Recruitment reported fee revenue of $140.1 million, an increase of $12.3 million, or 10%, in the three months ended October 31, 2013 compared to $127.8 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue increased in all regions in the three months ended October 31, 2013 compared to the year-ago quarter. The increase in Executive Recruitment fee revenue was mainly due to a 12% increase in the number of Executive Recruitment engagements billed in the three months ended October 31, 2013 as compared to the three months ended October 31, 2012, offset by a 2% decrease in the weighted-average fees billed during the same period. Exchange rates unfavorably impacted fee revenue by $1.7 million in the three months ended October 31, 2013.

North America reported fee revenue of $75.2 million, an increase of $5.8 million, or 8%, in the three months ended October 31, 2013 compared to $69.4 million in the year-ago quarter. North America’s increase in fee revenue is primarily due to a 10% increase in the number of engagements billed, offset by a 2% decrease in the weighted-average fees billed per engagement during the three months ended October 31, 2013 as compared to the year-ago quarter. The overall increase in fee revenue was primarily driven by increases in fee revenue in the life sciences/healthcare, technology and financial services sectors, partially offset by a decline in the industrial and consumer goods sectors. Exchange rates unfavorably impacted fee revenue by $0.4 million in the three months ended October 31, 2013.

EMEA reported fee revenue of $34.2 million, an increase of $1.0 million, or 3%, in the three months ended October 31, 2013 compared to $33.2 million in the year-ago quarter. EMEA’s increase in fee revenue was primarily driven by a 5% increase in the number of engagements billed, offset by a 2% decrease in the weighted-average fees billed per engagement in the three months ended October 31, 2013 as compared to the year-ago quarter. The performance in existing offices in the Netherlands, Belgium, Italy and Austria were the primary contributors to the increase in fee revenue, in the three months ended October 31, 2013 compared to the year-ago quarter. In terms of business sectors, industrial and life sciences/healthcare experienced the largest increases in fee revenue, offset by a decrease in the financial services and consumer goods sectors in the three months ended October 31, 2013 as compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.7 million in the three months ended October 31, 2013.

Asia Pacific reported fee revenue of $21.8 million, an increase of $3.5 million, or 19%, in the three months ended October 31, 2013 compared to $18.3 million in the year-ago quarter. The increase in fee revenue was mainly due to a 27% increase in the number of engagements billed, offset by a 6% decrease in weighted-average fees billed per engagement in the three months ended October 31, 2013 compared to the year-ago quarter. The increase in performance in Singapore, China and Hong Kong were the primary contributors to the increase in fee revenue in the three months ended October 31, 2013 compared to the year-ago quarter. The largest increases in fee revenue were experienced in the life sciences/healthcare, industrial and consumer goods sectors in the three months ended October 31, 2013 as compared to the year-ago quarter, partially offset by a decrease in the technology sector. Exchange rates unfavorably impacted fee revenue by $1.2 million in the three months ended October 31, 2013.

South America reported fee revenue of $8.9 million, an increase of $2.0 million, or 29%, in the three months ended October 31, 2013 compared to $6.9 million in the year-ago quarter. The increase in fee revenue was mainly due to a 14% increase in the weighted-average fees billed per engagement, and a 13% increase in the number of engagements billed in the three months ended October 31, 2013 compared to the year-ago quarter. The increase in performance in Brazil, and Venezuela were the primary contributors to the increase in fee revenue in the three months ended October 31, 2013 compared to the year-ago quarter. Life sciences/healthcare, technology and consumer goods were the main sectors contributing to the increase in fee revenue in the three months ended October 31, 2013 compared to the year-ago quarter, partially offset by a decrease in fee revenue in the financial services and industrial sector during the same period. Exchange rates unfavorably impacted fee revenue for South America by $0.8 million in the three months ended October 31, 2013.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $66.0 million, an increase of $27.6 million, or 72%, in the three months ended October 31, 2013 compared to $38.4 million in the year-ago quarter. Excluding $28.1 million of fee revenue contributed from prior year acquisitions, fee revenue decreased $0.5 million, or 2% compared to the year-ago quarter. Fee revenue decreased due to a decrease in consulting fee revenue of $1.2 million, or 5%, in the three months ended October 31, 2013 compared to the year-ago quarter, partially offset by an increase in product revenue of $0.7 million during the same period. Exchange rates unfavorably impacted fee revenue by $0.4 million in the three months ended October 31, 2013.

Futurestep. Futurestep reported fee revenue of $31.9 million, an increase of $1.9 million, or 6%, in the three months ended October 31, 2013 compared to $30.0 million in the year-ago quarter. The increase in Futurestep’s fee revenue was due to a 4% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement in the three months ended October 31, 2013 compared to the year-ago quarter. The increase in fee revenue was also positively impacted by an increase in the level of activity for existing clients in the three months ended October 31, 2013 as compared to the year-ago quarter. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and non-executive and other professional recruitment. Exchange rates unfavorably impacted fee revenue by $0.5 million in the three months ended October 31, 2013.

Compensation and Benefits

Compensation and benefits expense increased $28.2 million, or 21%, to $161.3 million in the three months ended October 31, 2013 from $133.1 million in the year-ago quarter. The increase in compensation and benefits expense was mainly due to the acquisitions of PDI and Global Novations, which contributed $13.4 million and $1.1 million, respectively, to compensation and benefits expense. The remainder of the increase was due in large part to an increase in performance related bonus expense of $8.3 million and an increase in salaries and related payroll taxes of $2.9 million. The increase in performance related bonus expense was due to an increase in fee revenue and pre-bonus earnings while the increase in salaries and related payroll expense was due to an increase in average headcount for the three months ended October 31, 2013 compared to the year-ago quarter in both Futurestep and Leadership & Talent Consulting. In addition, there was a $1.9 million increase in the fair value of amounts owed under certain deferred compensations plans and an increase in separation costs of $0.8 million. Exchange rates favorably impacted compensation and benefits expenses by $1.8 million during the three months ended October 31, 2013.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $3.4 million in the three months ended October 31, 2013 compared to $1.5 million in the year-ago quarter. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $4.4 million and $1.9 million in the three months ended October 31, 2013 and 2012, respectively, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $6.8 million, or 8%, to $93.6 million in the three months ended October 31, 2013 compared to $86.8 million in the year-ago quarter. This increase was primarily due to an increase of $6.4 million in performance related bonus expense due to the increase in revenue and pre-bonus earnings, a $1.5 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease of $0.8 million in separation costs and a decrease of $0.4 million in salaries and related payroll taxes due to the restructuring that took place in fiscal 2013. Executive Recruitment compensation and benefits expense as a percentage of fee revenue decreased to 67% in the three months ended October 31, 2013 from 68% in the three months ended October 31, 2012.

Leadership & Talent Consulting compensation and benefits expense increased $18.1 million, or 90%, to $38.2 million in the three months ended October 31, 2013 from $20.1 million in the year-ago quarter. The increase was primarily due to the acquisitions of PDI and Global Novations. Excluding PDI and Global Novations, compensation and benefits expense increased $3.6 million, or 21% in the three months ended October 31, 2013 compared to the year-ago quarter. The increase was driven by an increase in salaries and related payroll taxes of $1.9 million and an increase in performance related bonus expense of $1.8 million. The increase in both the salaries and related payroll taxes and performance related bonus expense was due to a 15% increase in the average headcount (excluding prior year acquisitions) during the three months ended October 31, 2013 compared to the year-ago quarter. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 58% in the three months ended October 31, 2013 from 52% in the three months ended October 31, 2012.

Futurestep compensation and benefits expense increased $1.9 million, or 9%, to $22.5 million in the three months ended October 31, 2013 from $20.6 million in the year-ago quarter. The increase was primarily driven by an increase in the salaries and related payroll taxes of $1.2 million, and an increase in outside contractors of $0.8 million. The increase in salaries and related payroll taxes was due to a 13% increase in the average headcount, primarily associated with an increase in staffing to accommodate a number of larger RPO contracts won by the Company in the quarter and for which delivery will occur in subsequent periods. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 70% in the three months ended October 31, 2013 from 68% in the three months ended October 31, 2012.

Corporate compensation and benefits expense increased $1.4 million, or 25%, to $7.0 million in the three months ended October 31, 2013 from $5.6 million in the year-ago quarter mainly due to an increase in separation charges of $1.8 million, and an increase of $1.0 million in the performance related bonus expense due to the overall profitability of the Company during the three months ended October 31, 2013 compared to the year-ago quarter, offset by a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $3.3 million and $1.5 million in the three months ended October 31, 2013 and 2012, respectively. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements)

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 7%, to $35.8 million in the three months ended October 31, 2013 compared to $33.4 million in the year-ago quarter. The increase is attributable to the acquisitions of PDI and Global Novations, which resulted in an increase in general and administrative expense of $3.6 million. Excluding costs attributable to prior year acquisitions, general and administrative expenses decreased by $1.2 million due to an increase in foreign exchange gain of $0.7 million and decreases in bad debt expense and marketing and business development expenses of $0.3 million and $0.3 million, respectively, in the three months ended October 31, 2013 compared to the year-ago quarter. The decrease in marketing and business development expenses was due to ongoing cost control initiatives. General and administrative expenses as a percentage of fee revenue was 15% in the three months ended October 31, 2013 compared to 17% in the three months ended October 31, 2012.

Executive Recruitment general and administrative expenses decreased $1.1 million, or 6%, to $16.1 million in the three months ended October 31, 2013 from $17.2 million in the year-ago quarter. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $0.7 million in the three months ended October 31, 2013 compared to the year-ago quarter and a decrease in premise and office expense of $0.7 million, offset by an increase in travel expenses of $0.4 million. The decrease in premise and office expense was due to sharing of more office space with Leadership & Talent Consulting due to the implementation of the restructuring plans that took place in fiscal 2013. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in the three months ended October 31, 2013 compared to 13% in the three months ended October 31, 2012.

Leadership & Talent Consulting general and administrative expenses increased $3.6 million, or 75%, to $8.4 million in the three months ended October 31, 2013 from $4.8 million in the year-ago quarter. The acquisitions of PDI and Global Novations contributed $3.6 million to the increase in general and administrative expenses. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 13% in both the three months ended October 31, 2013 and 2012.

Futurestep general and administrative expenses increased $0.2 million, or 4%, to $4.8 million in the three months ended October 31, 2013 compared to $4.6 million in the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue was 15% in both the three months ended October 31, 2013 and 2012.

Corporate general and administrative expenses decreased $0.3 million, or 4%, to $6.5 million in the three months ended October 31, 2013 compared to $6.8 million in the year-ago quarter. The decrease in general and administrative expenses was driven by a decrease of $0.4 million in business development expenses in the three months ended October 31, 2013 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $3.9 million, or 54%, to $11.1 million in the three months ended October 31, 2013 compared to $7.2 million in the year-ago quarter. The increase is attributable to the acquisitions of PDI and Global Novations which resulted in an increase in cost of services expense of $3.8 million. Cost of services expense as a percentage of fee revenue was 5% in the three months ended October 31, 2013 compared to 4% in the three months ended October 31, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $6.6 million, an increase of $2.4 million in the three months ended October 31, 2013 compared to $4.2 million in the year-ago quarter. The increase is mainly attributable to the acquisitions of PDI and Global Novations which resulted in an increase in depreciation and amortization expense of $1.9 million, due to the increase in fixed assets and intangible assets from the acquisitions. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

No restructuring charges, net were incurred during the three months ended October 31, 2013. During the three months ended October 31, 2012, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels. As a result, we recorded $16.5 million of restructuring charges with $11.3 million of severance costs to align our work force to current levels of business activities at that time and $5.2 million relating to the consolidation of premises during the three months ended October 31, 2012. This restructuring expense was partially offset by a $1.0 million recovery (legal settlement related to premises) from a previous restructuring action resulting in net restructuring costs of $15.5 million.

Operating Income

Operating income increased $20.4 million to $23.2 million in the three months ended October 31, 2013 as compared to $2.8 million in the year-ago quarter. This increase in operating income resulted from a $41.8 million increase in fee revenue, and a decrease in restructuring charges, net of $15.5 million, offset by an increase in compensation and benefits expense of $28.2 million, $3.9 million in cost of services expense, an increase in general administrative expenses and depreciation and amortization of $2.4 million and $2.4 million, respectively, during the three months ended October 31, 2013 as compared to the year-ago quarter.

Executive Recruitment operating income increased $17.6 million to $28.1 million in the three months ended October 31, 2013 as compared to $10.5 million in the year-ago quarter. The increase in Executive Recruitment operating income is attributable to an increase of $12.3 million in fee revenue, a decrease of $10.7 million in restructuring charges, net, and a decrease of $1.1 million in general and administrative expenses, offset by an increase of $6.8 million in compensation and benefits expense during the three months ended October 31, 2013 as compared to the year-ago quarter. Executive Recruitment operating income as a percentage of fee revenue was 20% in the three months ended October 31, 2013 as compared to 8% in the three months ended October 31, 2012.

LTC operating income increased $0.8 million to $7.0 million in the three months ended October 31, 2013 as compared to $6.2 million in the year-ago quarter. Operating income changed due to an increase of $27.6 million in fee revenue, offset by an increase of operating expenses of $26.8 million, during the three months ended October 31, 2013 as compared to the year-ago quarter. LTC operating income as a percentage of fee revenue was 11% in the three months ended October 31, 2013 as compared to 16% in the three months ended October 31, 2012.

Futurestep operating income increased by $2.4 million to $2.6 million in the three months ended October 31, 2013 from $0.2 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $1.9 million and a decrease of $3.1 million in restructuring charges, offset by an increase of $1.9 million, $0.4 million and $0.2 million in compensation and benefits expense, cost of services expense and general and administrative expenses during the three months ended October 31, 2013 as compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 8% in the three months ended October 31, 2013 as compared to 1% in the three months ended October 31, 2012.

Adjusted EBITDA

Adjusted EBITDA increased $12.3 million to $36.7 million in the three months ended October 31, 2013 as compared to $24.4 million in the year-ago quarter. This increase in Adjusted EBITDA resulted from an increase of $41.8 million in fee revenue and an increase of $2.8 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans during the three months ended October 31, 2013 as compared to the year-ago quarter, offset by an increase in compensation and benefits expense (excluding certain separation costs), cost of services expense and general and administrative expenses of $26.2 million, $3.9 million and $2.4 million, respectively. Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended October 31, 2013 as compared to 12% in the three months ended October 31, 2012.

Executive Recruitment Adjusted EBITDA increased $7.5 million to $30.7 million in the three months ended October 31, 2013 as compared to $23.2 million in the year-ago quarter. The increase in Executive Recruitment Adjusted EBITDA is attributable to an increase of $12.3 million in fee revenue, a decrease of $1.1 million in general and administrative expenses, and an increase in other income of $0.6 million during the three months ended October 31, 2013 as compared to the year-ago quarter, offset by an increase of $6.8 million in compensation and benefits expense during the three months ended October 31, 2013 as compared to the year-ago quarter. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 22% in the three months ended October 31, 2013 as compared to 18% in the year-ago quarter.

LTC Adjusted EBITDA increased by $2.3 million to $10.3 million in the three months ended October 31, 2013 as compared to $8.0 million in the year-ago quarter. The increase in LTC Adjusted EBITDA is primarily due to an increase of $27.6 million in fee revenue, offset by an increase of $18.1 million, $3.6 million and $3.6 million in compensation and benefits expense, general and administrative expenses and cost of services expense, respectively, during the three months ended October 31, 2013 as compared to the year-ago quarter. LTC Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended October 31, 2013 as compared to 21% in the year-ago quarter.

Futurestep Adjusted EBITDA decreased by $0.6 million to $3.0 million in the three months ended October 31, 2013 as compared to $3.6 million in the year-ago quarter. The decrease in Futurestep Adjusted EBITDA was primarily due to an increase of $1.9 million, $0.4 million and $0.2 million in compensation and benefits expense, cost of services expense, and general and administrative expenses, offset by an increase in fee revenue of $1.9 million during the three months ended October 31, 2013 as compared to the year-ago quarter. Futurestep Adjusted EBITDA as a percentage of fee revenue was 9% in the three months ended October 31, 2013 as compared to 12% in the year-ago quarter.

Other Income, Net

Other income, net increased by $2.8 million, to income of $4.3 million in the three months ended October 31, 2013 as compared to income of $1.5 million in the year-ago quarter. The increase in other income, net reflects a $2.5 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the three months ended October 31, 2013 as compared to the year-ago quarter. During the three months ended October 31, 2013, there was a $1.9 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) which resulted in an increase in compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.6 million in the three months ended October 31, 2013 as compared to $0.8 million in the year-ago quarter.

Income Tax Provision

The provision for income taxes was $8.6 million in the three months ended October 31, 2013 compared to $2.7 million in the year-ago quarter. The provision for income taxes in the three months ended October 31, 2013 and 2012 reflects a 32% and 76% effective tax rate, respectively. The effective tax rate for the three months ended October 31, 2012 was negatively impacted by increasing losses, primarily as a result of restructuring costs discrete to the three months ended October 31, 2012, in countries where no tax benefits can be recognized. The effective tax rate for the three months ended October 31, 2013 was not impacted by such costs and was further benefitted by a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.5 million and $0.4 million in the three months ended October 31, 2013 and 2012, respectively.

Six Months Ended October 31, 2013 Compared to Six Months Ended October 31, 2012

Fee Revenue

Fee Revenue. Fee revenue increased $83.5 million, or 22%, to $466.4 million in the six months ended October 31, 2013 compared to $382.9 million in the six months ended October 31, 2012. The prior year acquisitions contributed $56.6 million in fee revenue in our Leadership & Talent Consulting segment. Excluding the prior year acquisitions, fee revenue increased $26.9 million, or 7% (8% on a constant currency basis), compared to the year-ago period. This increase in fee revenue was primarily attributable to an increase in fee revenue in Executive Recruitment, and to a lesser extent, an increase in Leadership & Talent Consulting and Futurestep fee revenue. Exchange rates unfavorably impacted fee revenue by $4.4 million in the six months ended October 31, 2013.

Executive Recruitment. Executive Recruitment reported fee revenue of $276.7 million, an increase of $21.5 million, or 8%, in the six months ended October 31, 2013 compared to $255.2 million in the six months ended October 31, 2012. As detailed below, Executive Recruitment fee revenue increased in all regions in the six months ended October 31, 2013 compared to the six months ended October 31, 2012. The increase in Executive Recruitment fee revenue was mainly due to a 7% increase in the number of Executive Recruitment engagements billed in the six months ended October 31, 2013 compared to the six months ended October 31, 2012 and a 1% increase in the weighted-average fees billed during the same period. Exchange rates unfavorably impacted fee revenue by $3.0 million in the six months ended October 31, 2013.

North America reported fee revenue of $149.3 million, an increase of $7.8 million, or 5%, in the six months ended October 31, 2013 compared to $141.5 million in the six months ended October 31, 2012. North America’s increase in fee revenue is primarily due to a 4% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement during the six months ended October 31, 2013 compared to the year-ago period. The overall increase in fee revenue was primarily driven by increases in fee revenue in the life sciences/healthcare, financial services and consumer goods sectors, partially offset by a decline in the industrial sector. Exchange rates unfavorably impacted fee revenue by $0.6 million in the six months ended October 31, 2013.

EMEA reported fee revenue of $68.6 million, an increase of $5.6 million, or 9%, in the six months ended October 31, 2013 compared to $63.0 million in the six months ended October 31, 2012. EMEA’s increase in fee revenue was primarily driven by a 6% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement in the six months ended October 31, 2013 compared to the year-ago period. The performance in existing offices in the United Kingdom, Germany, Netherlands and Belgium were the primary contributors to the increase in fee revenue, in the six months ended October 31, 2013 compared to the year-ago period. In terms of business sectors, industrial, technology, life sciences/healthcare and financial services experienced the largest increases in fee revenue, offset by a decrease in the consumer goods sector in the six months ended October 31, 2013 compared to the year-ago period. Exchange rates favorably impacted fee revenue by $0.8 million in the six months ended October 31, 2013.

Asia Pacific reported fee revenue of $42.9 million, an increase of $7.2 million, or 20%, in the six months ended October 31, 2013 compared to $35.7 million in the six months ended October 31, 2012. The increase in fee revenue was mainly due to a 16% increase in the number of engagements billed and a 3% increase in weighted-average fees billed per engagement in the six months ended October 31, 2013 compared to the year-ago period. The increase in performance in Singapore, China, Australia and Japan were the primary contributors to the increase in fee revenue. The largest increases in fee revenue were experienced in the life sciences/healthcare, industrial, financial services and consumer goods sectors in the six months ended October 31, 2013 compared to the year-ago period, partially offset by a decrease in the technology sector. Exchange rates unfavorably impacted fee revenue by $1.9 million in the six months ended October 31, 2013.

South America reported fee revenue of $15.9 million, an increase of $0.9 million, or 6%, in the six months ended October 31, 2013 compared to $15.0 million in the six months ended October 31, 2012. The increase in fee revenue was mainly due to a 10% increase in the number of engagements billed, offset by a 4% decrease in the weighted-average fees billed per engagement in the six months ended October 31, 2013 compared to year-ago period. The increase in performance in Brazil and Venezuela were the primary contributors to the increase in fee revenue, offset by a decrease in fee revenue in Chile and Peru. Life sciences/healthcare, consumer goods and technology were the main sectors contributing to the increase in fee revenue in the six months ended October 31, 2013 compared to the year-ago period, partially offset by a decrease in fee revenue in the industrial and financial services sector during the same period. Exchange rates unfavorably impacted fee revenue for South America by $1.3 million in the six months ended October 31, 2013.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $126.1 million, an increase of $59.3 million, or 89%, in the six months ended October 31, 2013 compared to $66.8 million in the six months ended October 31, 2012. Excluding $56.6 million of fee revenue from the prior year acquisitions, fee revenue increased during the six months ended October 31, 2013 by $2.7 million, or 4% compared to the year-ago period. Fee revenue increased due to an increase in consulting fee revenue of $2.1 million, or 4%, in the six months ended October 31, 2013 compared to the year-ago period and an increase in product revenue of $0.6 million during the same period. Exchange rates unfavorably impacted fee revenue by $0.7 million in the six months ended October 31, 2013.

Futurestep. Futurestep reported fee revenue of $63.6 million, an increase of $2.7 million, or 4%, in the six months ended October 31, 2013 compared to $60.9 million in the six months ended October 31, 2012. The increase in Futurestep’s fee revenue was due to a 7% increase in the weighted-average fees billed per engagement, offset by a 3% decrease in the number of engagements billed in the six months ended October 31, 2013 compared to the year-ago period. The increase in fee revenue was also positively impacted by an increase in the level of activity for existing clients in the six months ended October 31, 2013 as compared to the year-ago period. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and non-executive and other professional recruitment. Exchange rates unfavorably impacted fee revenue by $0.7 million in the six months ended October 31, 2013.

Compensation and Benefits

Compensation and benefits expense increased $53.0 million, or 20%, to $314.1 million in the six months ended October 31, 2013 from $261.1 million in the six months ended October 31, 2012. The increase in compensation and benefits expense was mainly due to the acquisitions of PDI and Global Novations, which contributed $26.5 million and $5.2 million, respectively, to compensation and benefits expense. Also contributing to the increase in compensation and benefits expense was an increase in performance related bonus expense of $12.0 million (excluding prior year acquisitions) due to the mix in pre-bonus earnings before restructuring expense by operating segment for the six months ended October 31, 2013 compared to the year-ago period. In addition, there was a $4.5 million increase in the fair value of amounts owed under certain deferred compensations plans, $3.9 million increase in salaries and related payroll taxes, separation costs of $3.5 million offset by the change in the cash surrender value of the company owned life insurance that decreased compensation and benefits expense by $2.4 million in the six months ended October 31, 2013 compared to the year-ago period. The increase in salaries and related payroll taxes was due to an increase in the average headcount for the six months ended October 31, 2013 compared to the year-ago period due in large part to an increase in headcount in Futurestep and Leadership & Talent Consulting. Exchange rates favorably impacted compensation and benefits expenses by $2.8 million during the six months ended October 31, 2013.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $5.0 million in the six months ended October 31, 2013 compared to $0.5 million in compensation and benefits expense in the six months ended October 31, 2012. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $6.4 million and $1.1 million in the six months ended October 31, 2013 and 2012, respectively, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $10.6 million, or 6%, to $182.0 million in the six months ended October 31, 2013 compared to $171.4 million in the six months ended October 31, 2012. This increase is primarily due to an increase of $11.1 million in performance related bonus expense due to the increase in pre-bonus earnings before restructuring, a $3.8 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease of $2.2 million in salaries and related payroll taxes due to the restructuring that took place in fiscal 2013, $1.3 million decrease in employee insurance costs and a decrease of $0.7 million in separation costs. Executive Recruitment compensation and benefits expense decreased as a percentage of fee revenue to 66% in the six months ended October 31, 2013 from 67% in the six months ended October 31, 2012.

Leadership & Talent Consulting compensation and benefits expense increased $36.9 million, or 104%, to $72.3 million in the six months ended October 31, 2013 from $35.4 million in the six months ended October 31, 2012. The increase was primarily due to the acquisitions of PDI and Global Novations. Excluding PDI and Global Novations, compensation and benefits expense increased $5.2 million, or 16% in the six months ended October 31, 2013 compared to the year-ago period. The increase was driven by an increase in salaries and related payroll taxes of $3.2 million and an increase of $1.9 million in performance related bonus expense, both increases due to a 10% increase in the average headcount (excluding prior year acquisitions) during the six months ended October 31, 2013 compared to the year-ago period. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 57% in the six months ended October 31, 2013 from 53% in the six months ended October 31, 2012.

Futurestep compensation and benefits expense increased $1.7 million, or 4%, to $43.8 million in the six months ended October 31, 2013 from $42.1 million in the six months ended October 31, 2012. The increase was driven by an increase in temporary contractors of $1.9 million primarily associated with an increase in staffing to accommodate a number of larger RPO contracts won by the Company in the six months ended October 31, 2013 and for which delivery will occur in subsequent periods. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in the six months ended October 31, 2013 and 2012.

Corporate compensation and benefits expense increased $3.8 million, or 31%, to $16.0 million in the six months ended October 31, 2013 from $12.2 million in the six months ended October 31, 2012 mainly due to an increase of $4.4 million in separation charges, $1.0 million increase in performance related bonus expense as a result of the increase in the Company’s overall profitability, and $0.4 million increase in the fair value of vested amounts owed under certain deferred compensation plans. The increase in compensation and benefits expense was offset by the change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $4.6 million and $2.2 million in the six months ended October 31, 2013 and 2012, respectively. The larger increase in CSV of COLI in the six months ended October 31, 2013 was due to a larger increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans.

General and Administrative Expenses

General and administrative expenses increased $8.9 million, or 13%, to $75.7 million in the six months ended October 31, 2013 compared to $66.8 million in the six months ended October 31, 2012. The increase is attributable to the acquisitions of PDI and Global Novations, which resulted in an increase in general and administrative expense of $7.3 million and $0.8 million, respectively. Also contributing to the increase in general and administrative expenses was an increase in legal and other professional fees of $1.5 million, offset by a favorable foreign exchange rate that resulted in a foreign exchange gain of $0.5 million in the six months ended October 31, 2013 compared to foreign exchange loss of $0.2 million during the six months ended October 31, 2012. General and administrative expenses as a percentage of fee revenue was 16% in the six months ended October 31, 2013 compared to 17% in the six months ended October 31, 2012.

Executive Recruitment general and administrative expenses decreased $2.7 million, or 8%, to $33.0 million in the six months ended October 31, 2013 from $35.7 million in the six months ended October 31, 2012. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $1.0 million in the six months ended October 31, 2013 compared to the year-ago period, a decrease in premise and office expenses and legal and other professional services of $0.9 million and $0.8 million, respectively. The decrease in premise and office expenses was due to sharing more office space with Leadership & Talent Consulting due to the implementation of the restructuring plans that took place in fiscal 2013. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in the six months ended October 31, 2013 compared to 14% in the six months ended October 31, 2012.

Leadership & Talent Consulting general and administrative expenses increased $8.7 million, or 95%, to $17.9 million in the six months ended October 31, 2013 from $9.2 million in the six months ended October 31, 2012. The acquisitions of PDI and Global Novations contributed $8.1 million to the increase in general and administrative expenses. Also contributing to the increase in general and administrative expenses, was an increase of $0.4 million in business development expenses and an increase in premise and office expenses of $0.2 million. The increase in business development expenses was due to marketing events that LTC participated in order to support the business. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in both the six months ended October 31, 2013 and 2012.

Futurestep general and administrative expenses increased $0.3 million, or 3%, to $9.7 million in the six months ended October 31, 2013 compared to $9.4 million in the six months ended October 31, 2012. The increase in general and administrative expenses was driven by an increase in business development expenses of $0.3 million primarily due to increases in marketing expenses in order to support growth in the business. Futurestep general and administrative expenses as a percentage of fee revenue were 15% in both the six months ended October 31, 2013 and 2012.

Corporate general and administrative expenses increased $2.6 million, or 21%, to $15.1 million in the six months ended October 31, 2013 compared to $12.5 million in the six months ended October 31, 2012. The increase in general and administrative expenses was driven by an increase of $1.7 million in legal and other professional fees, $0.4 million in integration costs as a result of the PDI acquisition and $0.5 million in premise and office expenses in the six months ended October 31, 2013 compared to the six months ended October 31, 2012.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $8.9 million, or 76%, to $20.6 million in the six months ended October 31, 2013 compared to $11.7 million in the six months ended October 31, 2012. The increase is primarily attributable to the acquisitions of PDI and Global Novations which resulted in an increase in cost of services expense of $6.5 million and $0.9 million, respectively. The rest of the increase came from Futurestep and Leadership & Talent Consulting (excluding prior year acquisitions) in order to support future growth in their respective businesses. Cost of services expense as a percentage of fee revenue was 4% in the six months ended October 31, 2013 compared to 3% in the six months ended October 31, 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.5 million, an increase of $4.5 million in the six months ended October 31, 2013 compared to $8.0 million in the six months ended October 31, 2012. The increase is attributable to the acquisitions of PDI and Global Novations which resulted in an increase in depreciation and amortization expense of $3.2 million and $0.7 million, respectively, due to the increase in fixed assets and intangible assets from the acquisitions. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the six months ended October 31, 2013, we continued with the integration of PDI by consolidating and eliminating redundant office space in select offices and consolidating certain overhead functions. As a result, we recorded $3.7 million in restructuring charges, net in the six months ended October 31, 2013, of which $2.9 million relates to consolidation of premise and $0.8 million relates to severance. During the six months ended October 31, 2012, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels. As a result, we recorded $16.5 million of restructuring charges with $11.3 million of severance costs to align our work force to current levels of business activities and $5.2 million relating to the consolidation of premises during the six months ended October 31, 2012. This restructuring expense was partially offset by a $1.0 million recovery (legal settlement related to premises) from a previous restructuring action resulting in net restructuring costs of $15.5 million.

Operating Income

Operating income increased $20.0 million to $39.8 million in the six months ended October 31, 2013 as compared to $19.8 million in the six months ended October 31, 2012. This increase in operating income resulted from an increase in fee revenue of $83.5 million and a reduction in restructuring expenses of $11.8 million, offset by an increase in compensation and benefits expense of $53.0 million, an increase in general administrative expenses of $8.9 million, an increase in cost of services expense of $8.9 million, and an increase in depreciation and amortization expenses of $4.5 million during the six months ended October 31, 2013 as compared to the six months ended October 31, 2012.

Executive Recruitment operating income increased $23.5 million to $56.4 million in the six months ended October 31, 2013 as compared to $32.9 million in the six months ended October 31, 2012. The increase in Executive Recruitment operating income is attributable to an increase of $21.5 million in fee revenue and a decrease of $9.4 million and $2.7 million in restructuring charges and general and administrative expenses, respectively, offset by an increase of $10.6 million in compensation and benefits expense during the six months ended October 31, 2013 compared to the year-ago period. Executive Recruitment operating income as a percentage of fee revenue was 20% in the six months ended October 31, 2013 as compared to 13% in the six months ended October 31, 2012.

LTC operating income increased $0.8 million to $11.3 million in the six months ended October 31, 2013 as compared to $10.5 million in the six months ended October 31, 2012. The change in LTC operating income was primarily due to an increase of $59.3 million in fee revenue, offset by an increase in operating expenses of $58.5 million, during the six months ended October 31, 2013 compared to the year-ago period. LTC operating income as a percentage of fee revenue was 9% in the six months ended October 31, 2013 as compared to 16% in the six months ended October 31, 2012.

Futurestep operating income increased by $1.7 million to $5.1 million in the six months ended October 31, 2013 from $3.4 million in the six months ended October 31, 2012. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $2.7 million and a reduction in restructuring charges of $1.9 million, offset by an increase of $1.7 million in compensation and benefits expense, an increase in cost of services expense of $0.8 million, and an increase in depreciation and amortization expenses of $0.2 million during the six months ended October 31, 2013 compared to the year-ago period. Futurestep operating income as a percentage of fee revenue was 8% in the six months ended October 31, 2013 as compared to 6% in the six months ended October 31, 2012.

Adjusted EBITDA

Adjusted EBITDA increased $23.8 million to $68.6 million in the six months ended October 31, 2013 as compared to $44.8 million in the six months ended October 31, 2012. This increase in Adjusted EBITDA resulted from an increase of $83.5 million in fee revenue and an increase of $6.1 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans during the six months ended October 31, 2013 compared to the year-ago period, offset by an increase in compensation and benefits expense (excluding certain separation costs), cost of services expense, and general and administrative expenses (excluding integration costs), of $48.5 million, $8.9 million and $8.5 million, respectively. Adjusted EBITDA as a percentage of fee revenue was 15% in the six months ended October 31, 2013 as compared to 12% in the six months ended October 31, 2012.

Executive Recruitment Adjusted EBITDA increased $14.4 million to $62.5 million in the six months ended October 31, 2013 as compared to $48.1 million in the six months ended October 31, 2012. The increase in Executive Recruitment Adjusted EBITDA is attributable to an increase of $21.5 million in fee revenue, an increase of $0.9 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans and a decrease of $2.7 million in general and administrative expenses, offset by an increase of $10.6 million in compensation and benefits expense during the six months ended October 31, 2013 compared to the year-ago period. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 23% in the six months ended October 31, 2013 as compared to 19% in the six months ended October 31, 2012.

LTC Adjusted EBITDA increased by $5.8 million to $18.7 million in the six months ended October 31, 2013 as compared to $12.9 million in the six months ended October 31, 2012. The increase in LTC Adjusted EBITDA is primarily due to an increase of $59.3 million in fee revenue, offset by an increase of $36.9 million, $8.7 million and $7.9 million in compensation and benefits expense, general and administrative expenses and cost of service expenses, respectively, during the six months ended October 31, 2013 compared to the year-ago period. LTC Adjusted EBITDA as a percentage of fee revenue was 15% in the six months ended October 31, 2013 as compared to 19% in the six months ended October 31, 2012.

Futurestep Adjusted EBITDA increased by $0.6 million to $7.7 million in the six months ended October 31, 2013 as compared to $7.1 million in the six months ended October 31, 2012. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $2.7 million, offset by an increase of $1.7 million, and $0.8 million in compensation and benefits expense and cost of services expenses, respectively, during the six months ended October 31, 2013 compared to the year-ago period. Futurestep Adjusted EBITDA as a percentage of fee revenue was 12% in both the six months ended October 31, 2013 and 2012.

Other Income, Net

Other income, net increased by $6.1 million, to income of $6.6 million in the six months ended October 31, 2013 as compared to income of $0.5 million in the six months ended October 31, 2012. The increase in other income, net reflects a $5.3 million change in the increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the six months ended October 31, 2013 compared to the year-ago period. During the six months ended October 31, 2013, there was a $4.5 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the same period, which resulted in an increase in compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.2 million in the six months ended October 31, 2013 as compared to $1.4 million in the six months ended October 31, 2012.

Income Tax Provision

The provision for income taxes was $16.0 million in the six months ended October 31, 2013 compared to $8.3 million in the six months ended October 31, 2012. The provision for income taxes in the six months ended October 31, 2013 and 2012 reflects a 36% and 44% effective tax rate, respectively. The decrease in the effective tax rate for the six months ended October 31, 2013 is due to a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates and lower restructuring costs in jurisdictions in which tax benefits cannot be recognized.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $1.0 million in both the six months ended October 31, 2013 and 2012.

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

Cash and cash equivalents and marketable securities were $314.9 million and $366.0 million as of October 31, 2013 and April 30, 2013, respectively. As of October 31, 2013 and April 30, 2013, we held $128.1 million and $146.8 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $0.9 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of October 31, 2013 and April 30, 2013, our marketable securities of $132.3 million and $141.9 million, respectively, included $118.0 million (net of gross unrealized gains of $9.2 million and gross unrealized losses of $0.6 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $113.5 million and $93.5 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $119.3 million and $99.2 million as of October 31, 2013 and April 30, 2013, respectively. As of October 31, 2013, we had marketable securities classified as available-for-sale with a balance of $14.3 million. These securities represent excess cash invested under our investment policy with a professional money manager and are available for general corporate purposes.

The net increase in our working capital of $42.3 million as of October 31, 2013 compared to April 30, 2013 is primarily attributable to an increase in accounts receivable, a decrease in other accrued liabilities and in compensation and benefits payable, partially offset by a decrease in cash and cash equivalents and marketable securities. Cash and cash equivalents, marketable securities and compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2013 and paid during the first quarter of fiscal 2014 and Company contributions made to the ECAP while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 59 days to 71 days (which is consistent with historical experience) from April 30, 2013 to October 31, 2013. Also contributing to the decrease in cash and cash equivalents and other accrued liabilities was the contingent consideration payment of $15.0 million made to the selling stockholders of PDI. Cash used in operating activities was $35.6 million in the six months ended October 31, 2013, a decrease of $7.7 million, from cash used in operating activities of $43.3 million in the six months ended October 31, 2012. The decrease in cash used in operating activities is primarily due to an increase in profitability offset by an increase in our days of sales outstanding in the six months ended October 31, 2013 compared to the six months ended October 31, 2012.

Cash used in investing activities was $7.9 million in the six months ended October 31, 2013; a decrease of $35.2 million from cash used in investing activities of $43.1 million in the six months ended October 31, 2012. The decrease in cash used in investing activities is primarily attributable to the acquisition of Global Novations of $34.4 million in prior year, an increase of $17.7 million in net proceeds from the purchase and sale/maturities of marketable securities and $2.9 million in restricted cash that became unrestricted during the six months ended October 31, 2013, as described below, offset by the payment of the contingent consideration to the selling stockholders of PDI of $15.0 million and an increase in cash used to purchase property and equipment (including capitalized software) of $4.8 million.

Cash provided in financing activities during the six months ended October 31, 2013 was $2.0 million as compared to cash used by financing activities of $1.5 million in the six months ended October 31, 2012. Cash provided in financing activities increased primarily due to an increase of $2.8 million in cash proceeds from the exercise of employee stock options and a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $0.7 million. As of October 31, 2013, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of October 31, 2013 and April 30, 2013, we held contracts with gross CSV of $164.2 million and $159.2 million, respectively. In fiscal 2014 and 2013, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of October 31, 2013 and April 30, 2013. At October 31, 2013 and April 30, 2013, the net cash value of these policies was $90.9 million and $85.9 million, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Facility”). The Facility matures on January 18, 2018. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of October 31, 2013, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of October 31, 2013 and April 30, 2013, we had no borrowings under the Facility. At October 31, 2013 and April 30, 2013, there was $2.7 million of standby letters of credit issued associated with certain lease premises. As of April 30, 2013, under our previous secured senior credit agreement, we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding. During the six months ended October 31, 2013 we transferred the standby letters of credit to the Facility. Since there is no restricted cash requirement under the Facility, the Company has no restricted cash balance as of October 31, 2013.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2013, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2013, we recognized foreign currency gains, on an after tax basis, of $0.4 million compared to the six months ended October 31, 2012 in which we recognized foreign currency losses, on an after tax basis, of $0.1 million.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended October 31, 2013 would have been $2.7 million, $4.5 million and $6.3 million, respectively, based on outstanding balances at October 31, 2013.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of October 31, 2013 and April 30, 2013, we had no outstanding borrowings under our Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of October 31, 2013 and April 30, 2013, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended October 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2013:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

August 1, 2013 — August 31, 2013	—	$—	—	$24.4 million
September 1, 2013 — September 30, 2013	1,025	$20.99	—	$24.4 million
October 1, 2013 — October 31, 2013	—	$—	—	$24.4 million

Total	1,025	$20.99	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Korn/Ferry International Restated Certificate of Incorporation.

3.2	Korn/Ferry International Third Amended and Restated Bylaws.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: December 9, 2013

EXHIBIT INDEX

Exhibit Number	Description

3.1	Korn/Ferry International Restated Certificate of Incorporation.

3.2	Korn/Ferry International Third Amended and Restated Bylaws.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.