Form 10-Q
period 2014-01-31
KORN FERRY INTERNATIONAL
filed 2014-03-11
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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

The number of shares outstanding of our common stock as of March 6, 2014 was 49,733,326 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2014	April 30, 2013
	(unaudited)
	(in thousands, except per share data)

ASSETS
Cash and cash equivalents	$247,784	$224,066
Marketable securities	6,337	20,347
Receivables due from clients, net of allowance for doubtful accounts of $10,125 and $9,097, respectively	190,982	161,508
Income taxes and other receivables	8,979	8,944
Deferred income taxes	1,857	3,511
Prepaid expenses and other assets	29,834	28,724

Total current assets	485,773	447,100

Marketable securities, non-current	123,083	121,569
Property and equipment, net	55,009	53,628
Cash surrender value of company owned life insurance policies, net of loans	93,748	85,873
Deferred income taxes, net	60,347	63,203
Goodwill	255,792	257,293
Intangible assets, net	51,722	58,187
Investments and other assets	27,359	28,376

Total assets	$1,152,833	$1,115,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,187	$19,460
Income taxes payable	12,879	5,502
Compensation and benefits payable	148,457	160,298
Other accrued liabilities	62,512	83,291

Total current liabilities	241,035	268,551

Deferred compensation and other retirement plans	168,629	159,706
Other liabilities	20,590	22,504

Total liabilities	430,254	450,761

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 62,196 and 61,022 shares issued and 49,707 and 48,734 shares outstanding, respectively	446,542	431,508
Retained earnings	287,570	236,090
Accumulated other comprehensive loss, net	(11,042)	(2,631)

Stockholders’ equity	723,070	664,967
Less: notes receivable from stockholders	(491)	(499)

Total stockholders’ equity	722,579	664,468

Total liabilities and stockholders’ equity	$1,152,833	$1,115,229

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Fee revenue	$242,184	$202,004	$708,589	$584,929
Reimbursed out-of-pocket engagement expenses	8,753	8,268	26,172	26,165

Total revenue	250,937	210,272	734,761	611,094

Compensation and benefits	162,228	139,788	476,294	400,859
General and administrative expenses	37,265	35,915	112,931	102,675
Reimbursed expenses	8,753	8,268	26,172	26,165
Cost of services	9,056	8,066	29,697	19,848
Depreciation and amortization	6,333	5,088	18,857	13,127
Restructuring charges, net	—	4,441	3,682	19,936

Total operating expenses	223,635	201,566	667,633	582,610

Operating income	27,302	8,706	67,128	28,484
Other income, net	1,132	3,296	7,751	3,808
Interest expense, net	(873)	(360)	(2,102)	(1,721)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	27,561	11,642	72,777	30,571
Equity in earnings of unconsolidated subsidiaries	470	593	1,492	1,567
Income tax provision	6,727	2,753	22,789	11,042

Net income	$21,304	$9,482	$51,480	$21,096

Earnings per common share:
Basic	$0.44	$0.20	$1.07	$0.45

Diluted	$0.43	$0.20	$1.05	$0.44

Weighted-average common shares outstanding:
Basic	48,341	47,367	48,041	47,149

Diluted	49,181	48,015	48,977	47,742

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Net income	$21,304	$9,482	$51,480	$21,096

Other comprehensive income:
Foreign currency translation adjustments	(9,726)	3,330	(8,384)	(42)
Unrealized gains (losses) on marketable securities, net of taxes	6	(27)	(27)	(10)

Comprehensive income	$11,584	$12,785	$43,069	$21,044

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$51,480	$21,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,857	13,127
Stock-based compensation expense	8,819	8,820
Provision for doubtful accounts	5,744	4,818
Gain on cash surrender value of life insurance policies	(6,432)	(4,236)
Gain on marketable securities	(7,578)	(4,927)
Deferred income taxes	4,919	8,900
Change in other assets and liabilities, net of effects of acquisition:
Deferred compensation	8,515	1,242
Receivables due from clients	(35,218)	(17,443)
Income tax and other receivables	82	(6,806)
Prepaid expenses and other assets	(1,110)	(1,035)
Investment in unconsolidated subsidiaries	(1,492)	(1,567)
Income taxes payable	7,394	(3,309)
Accounts payable and accrued liabilities	(16,716)	(22,461)
Other	(4,188)	1,576

Net cash provided by (used in) operating activities	33,076	(2,205)

Cash flows from investing activities:
Purchase of property and equipment	(17,307)	(9,382)
Cash paid for acquisition, net of cash acquired	—	(112,064)
Purchase of marketable securities	(23,795)	(44,259)
Proceeds from sales/maturities of marketable securities	43,423	47,778
Change in restricted cash	2,861	7,222
Payment of contingent consideration from acquisition	(15,000)	—
Premiums on company-owned life insurance policies	(1,443)	(1,450)
Dividends received from unconsolidated subsidiaries	1,950	1,897

Net cash used in investing activities	(9,311)	(110,258)

Cash flows from financing activities:
Purchase of common stock	(2,026)	(2,673)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,373	1,343
Tax benefit from exercise of stock options	815	203

Net cash provided by (used in) financing activities	6,162	(1,127)

Effect of exchange rate changes on cash and cash equivalents	(6,209)	(180)

Net increase (decrease) in cash and cash equivalents	23,718	(113,770)
Cash and cash equivalents at beginning of period	224,066	282,005

Cash and cash equivalents at end of period	$247,784	$168,235

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are generally not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenue associated with services that are provided on a contingent basis is recognized once the contingency is fulfilled. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time-based services, measured by total hours

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold.

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

Restricted Cash

During the nine months ended January 31, 2014, the Company transferred the standby letters of credit associated with certain leases for premises from its prior senior secured credit agreement to its current senior unsecured revolving credit agreement and as a result the Company has no restricted cash balance at January 31, 2014 compared to $2.9 million at April 30, 2013 (see Note 9 — Long-Term Debt).

Marketable Securities

The Company currently has investments in marketable securities and mutual funds which are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income as a component of interest expense, net.

The Company invests in mutual funds (for which market prices are readily available), which are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 — Marketable Securities), and are classified as trading securities. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. The changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income, net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds and U. S. Treasury and agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income as a component of other income, net; any amount in

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three and nine months ended January 31, 2014 and 2013, no other-than-temporary impairment was recognized.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the nine months ended January 31, 2014, the Company paid contingent consideration to the selling stockholders of PDI Ninth House (“PDI”) of $15 million, as required under the merger agreement, as a result of the achievement of certain pre-determined goals associated with expense synergies.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2013, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. The Company’s annual impairment test as of January 31, 2014 will be performed in the fourth quarter of fiscal 2014. There were no indicators of impairment as of January 31, 2014 and April 30, 2013.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2014 and April 30, 2013, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $104.7 million and $82.0 million for the nine months ended January 31, 2014 and 2013, respectively, which was reduced by a change in the previous years’ estimate recorded in the first quarter of fiscal 2014 and 2013 of $0.7 million and $0.2 million, respectively. This resulted in net bonus expense of $104.0 million and $81.8 million in the nine months ended January 31, 2014 and 2013, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2014 and 2013, the performance related bonus expense was $36.5 million and $28.0 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended January 31, 2014 or 2013.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance during the nine months ended January 31, 2014 and the adoption did not have an impact on the financial statements of the Company.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite–lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. The Company will perform its annual impairment test as of January 31, 2014 during the fourth quarter of fiscal 2014, and plans to perform a quantitative impairment test.

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

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During the three months ended January 31, 2014, all shares of outstanding options were included in the computation of diluted earnings per share. During the nine months ended January 31, 2014, options to purchase 0.1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2013, options to purchase 0.5 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net earnings attributable to common stockholders	$21,304	$9,482	$51,480	$21,096

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	48,341	47,367	48,041	47,149
Effect of dilutive securities:
Restricted stock	651	491	728	426
Stock options	189	157	208	167

Diluted weighted-average number of common shares outstanding	49,181	48,015	48,977	47,742

Net earnings per common share:
Basic earnings per share	$0.44	$0.20	$1.07	$0.45

Diluted earnings per share	$0.43	$0.20	$1.05	$0.44

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

The components of accumulated other comprehensive loss were as follows:

	January 31, 2014	April 30, 2013
	(in thousands)
Foreign currency translation adjustments	$9,175	$17,559
Defined benefit pension adjustments, net of taxes	(20,236)	(20,236)
Unrealized gains on marketable securities, net of taxes	19	46

Accumulated other comprehensive loss, net	$(11,042)	$(2,631)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Restricted stock	$2,931	$2,297	$8,478	$8,130
Stock options	96	254	341	690

Total stock-based compensation expense, pre-tax	3,027	2,551	8,819	8,820
Tax benefit from stock-based compensation expense	(705)	(441)	(2,762)	(3,186)

Total stock-based compensation expense, net of tax	$2,322	$2,110	$6,057	$5,634

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Company did not grant stock options in the three and nine months ended January 31, 2014 and 2013.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	Nine Months Ended January 31, 2014
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2013	1,100	$14.72
Exercised	(571)	$13.42
Forfeited/expired.	(46)	$13.09

Outstanding, January 31, 2014	483	$16.39	2.37	$3,410

Exercisable, January 31, 2014	413	$16.35	2.15	$2,937

As of January 31, 2014, there was $0.2 million of total unrecognized compensation cost related to non-vested awards of stock options. That cost is expected to be recognized over a weighted-average period of 0.6 year. For stock option awards subject to graded vesting, the Company recognizes the total compensation cost on a straight-line basis over the service period for the entire award.

Additional information pertaining to stock options:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Total fair value of stock options vested	$40	$20	$917	$927
Total intrinsic value of stock options exercised	$2,805	$210	$5,174	$1,121

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

The Company also grants market-based and performance-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units are determined by a third-party valuation using extensive market data that is based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to the fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock units on a straight-line basis over the vesting period. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest, based on the probability that certain performance objectives will be met, exceeded, or fall below target levels, and takes into account when calculating the expense for the period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

Restricted stock activity during the nine months ended January 31, 2014 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2013	1,810	$16.38
Granted	806	$21.30
Vested	(506)	$14.38
Forfeited/expired.	(202)	$17.14

Non-vested, January 31, 2014	1,908	$18.91

As of January 31, 2014, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $2.6 million and $4.8 million, respectively.

As of January 31, 2014, there was $25.4 million of total unrecognized compensation cost (including market-based and performance-based restricted stock units) related to non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and nine months ended January 31, 2014, shares of restricted stock of 2,308 and 103,707 totaling $0.1 million and $2.1 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2013, shares of restricted stock of 2,065 and 188,271 totaling $0.1 million and $2.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Common Stock

During the three and nine months ended January 31, 2014, the Company issued 255,732 shares and 570,855 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $3.6 million and $7.4 million, respectively. During the three and nine months ended January 31, 2013, the Company issued 35,083 shares and 170,594 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.3 million and $1.3 million, respectively.

No shares were repurchased during the three and nine months ended January 31, 2014 and 2013, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

5. Marketable Securities

As of January 31, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$115,123	$—	$115,123
Corporate bonds	—	14,297	14,297

Total	115,123	14,297	129,420
Less: current portion of marketable securities	(4,310)	(2,027)	(6,337)

Non-current marketable securities	$110,813	$12,270	$123,083

As of April 30, 2013, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$98,001	$—	$98,001
Corporate bonds	—	42,111	42,111
U.S. Treasury and agency securities	—	1,804	1,804

Total	98,001	43,915	141,916
Less: current portion of marketable securities	(4,537)	(15,810)	(20,347)

Non-current marketable securities	$93,464	$28,105	$121,569

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $116.4 million and $99.2 million as of January 31, 2014 and April 30, 2013, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans).

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of January 31, 2014 and April 30, 2013, the Company had cash equivalents of $129.2 million and $93.6 million, respectively, classified as Level 1. As of April 30, 2013, the Company had restricted cash of $2.9 million, classified as Level 1. As of January 31, 2014, the Company had no restricted cash balance. As of January 31, 2014 and April 30, 2013, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	January 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$14,262	$35	$—	$14,297

	April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$42,033	$92	$(14)	$42,111
U.S. Treasury and agency securities	1,802	2	—	1,804

Total	$43,835	$94	$(14)	$43,915

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2014 and April 30, 2013, the Company’s investments associated with cash equivalents, consist of money market funds for which market prices are readily available and as of April 30, 2013 includes restricted cash. As of January 31, 2014 and April 30, 2013, marketable securities classified as available-for-sale consist of corporate bonds and as of April 30, 2013 also includes U.S. Treasury and agency securities, all for which market prices for similar assets are readily available. As of January 31, 2014, available-for-sale marketable securities have remaining maturities ranging from four months to 1.8 years. During the nine months ended January 31, 2014 and 2013, the Company received $33.3 million and $34.9 million, respectively in proceeds from sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2014 and April 30, 2013, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of January 31, 2014 and April 30, 2013, the Company’s marketable securities classified as trading were $115.1 million (net of gross unrealized gains of $8.0 million and gross unrealized losses of $0.9 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
	(in thousands)
Amortization of actuarial loss	$780	$594	$2,339	$1,782
Interest cost	675	756	2,027	2,268

Net periodic benefit costs	$1,455	$1,350	$4,366	$4,050

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $167.0 million and $159.2 million is offset by outstanding policy loans of $73.3 million in the accompanying consolidated balance sheets as of January 31, 2014 and April 30, 2013, respectively. The market value of the underlying COLI investments increased by $1.8 million and $6.4 million during the three and nine months ended January 31, 2014, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. During the three and nine months ended January 31, 2013, the market value of the underlying COLI investments increased by $2.0 million and $4.2 million, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. The Company made contributions to the ECAP during the three and nine months ended January 31, 2014, of $0.4 million and $17.1 million, respectively. The Company made contributions to the ECAP during the three and nine months ended January 31, 2013, of $0.7 million and $20.0 million, respectively. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Certain key management may also receive Company ECAP contributions upon commencement of employment. Participants generally vest in Company contributions over a four year period. The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2014, deferred compensation liability increased;

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

therefore, the Company recognized an increase in compensation expense of $1.1 million and $6.1 million, respectively. During the three and nine months ended January 31, 2013, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $2.9 million and $3.4 million, respectively.

Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $1.2 million and $7.6 million in the three and nine months ended January 31, 2014, respectively, and $3.8 million and $4.9 million in the three and nine months ended January 31, 2013, respectively, recorded in other income, net on the consolidated statement of income.

7. Restructuring Charges, Net

The Company continued the implementation of the fiscal 2013 restructuring plan during the nine months ended January 31, 2014 in order to integrate PDI by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. This resulted in restructuring charges of $3.7 million against operations in the nine months ended January 31, 2014, of which $0.8 million relates to severance and $2.9 million relates to consolidation of premises.

Changes in the restructuring liability during the three months ended January 31, 2014 were as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2013	$584	$4,987	$5,571
Reductions for cash payments	(617)	(1,186)	(1,803)
Exchange rate fluctuations	83	(106)	(23)

Liability as of January 31, 2014	$50	$3,695	$3,745

Changes in the restructuring liability during the nine months ended January 31, 2014 were as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2013	$4,819	$6,729	$11,548
Reductions for cash payments	(5,831)	(5,907)	(11,738)
Restructuring charges, net	823	2,859	3,682
Exchange rate fluctuations	239	14	253

Liability as of January 31, 2014	$50	$3,695	$3,745

As of January 31, 2014 and April 30, 2013, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $1.0 million and $2.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next four years.

The restructuring liability by segment is summarized below:

	January 31, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$5	$315	$320
Europe, Middle East and Africa (“EMEA”)	—	589	589

Total Executive Recruitment	5	904	909
LTC	45	2,043	2,088
Futurestep	—	748	748

Liability as of January 31, 2014	$50	$3,695	$3,745

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

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

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries) and/or integration/acquisition and certain separation costs (“Adjusted EBITDA”). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items are excluded from Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$77,208	$39,144	$20,213	$7,477	$144,042	$62,217	$35,925	$—	$242,184
Total revenue	$80,926	$40,381	$20,820	$7,560	$149,687	$64,282	$36,968	$—	$250,937
Net income									$21,304
Other income, net									(1,132)
Interest expense, net									873
Equity in earnings of unconsolidated subsidiaries									(470)
Income tax provision									6,727

Operating income (loss)	$19,919	$6,649	$3,922	$1,132	$31,622	$5,651	$3,925	$(13,896)	$27,302
Depreciation and amortization	849	452	267	52	1,620	3,272	437	1,004	6,333
Other income, net	81	121	52	—	254	92	28	758	1,132
Equity in earnings of unconsolidated subsidiaries	36	—	—	—	36	—	—	434	470

EBITDA	20,885	7,222	4,241	1,184	33,532	9,015	4,390	(11,700)	35,237

Adjusted EBITDA	$20,885	$7,222	$4,241	$1,184	$33,532	$9,015	$4,390	$(11,700)	$35,237

	Three Months Ended January 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$71,259	$33,600	$18,301	$7,334	$130,494	$41,155	$30,355	$—	$202,004
Total revenue	$74,992	$34,491	$18,816	$7,382	$135,681	$43,008	$31,583	$—	$210,272
Net income									$9,482
Other income, net									(3,296)
Interest expense, net									360
Equity in earnings of unconsolidated subsidiaries									(593)
Income tax provision									2,753

Operating income (loss)	$14,637	$4,177	$1,913	$920	$21,647	$(2,798)	$3,722	$(13,865)	$8,706
Depreciation and amortization	1,183	605	368	91	2,247	1,764	324	753	5,088
Other income (loss), net	158	123	63	(19)	325	37	5	2,929	3,296
Equity in earnings of unconsolidated subsidiaries	148	—	—	—	148	—	—	445	593

EBITDA	16,126	4,905	2,344	992	24,367	(997)	4,051	(9,738)	17,683
Restructuring charges, net	—	—	—	—	—	4,441	—	—	4,441
Separation costs	—	516	—	—	516	—	—	—	516
Integration/acquisition costs	—	—	—	—	—	—	—	2,515	2,515

Adjusted EBITDA	$16,126	$5,421	$2,344	$992	$24,883	$3,444	$4,051	$(7,223)	$25,155

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

	Nine Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,538	$107,742	$63,063	$23,346	$420,689	$188,357	$99,543	$—	$708,589
Total revenue	$237,771	$111,078	$65,087	$23,522	$437,458	$194,566	$102,737	$—	$734,761
Net income									$51,480
Other income, net									(7,751)
Interest expense, net									2,102
Equity in earnings of unconsolidated subsidiaries									(1,492)
Income tax provision									22,789

Operating income (loss)	$51,773	$18,469	$12,894	$4,893	$88,029	$16,992	$9,009	$(46,902)	$67,128
Depreciation and amortization	2,732	1,339	1,102	225	5,398	9,330	1,285	2,844	18,857
Other income, net	529	403	144	10	1,086	145	576	5,944	7,751
Equity in earnings of unconsolidated subsidiaries	258	—	—	—	258	—	—	1,234	1,492

EBITDA	55,292	20,211	14,140	5,128	94,771	26,467	10,870	(36,880)	95,228
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$56,108	$20,671	$14,200	$5,128	$96,107	$27,616	$12,004	$(31,923)	$103,804

	Nine Months Ended January 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$212,806	$96,565	$54,022	$22,295	$385,688	$107,999	$91,242	$—	$584,929
Total revenue	$224,456	$99,408	$55,483	$22,622	$401,969	$113,475	$95,650	$—	$611,094
Net income									$21,096
Other income, net									(3,808)
Interest expense, net									1,721
Equity in earnings of unconsolidated subsidiaries									(1,567)
Income tax provision									11,042

Operating income (loss)	$41,728	$5,036	$3,491	$4,226	$54,481	$7,716	$7,141	$(40,854)	$28,484
Depreciation and amortization	3,610	1,751	1,137	250	6,748	3,387	940	2,052	13,127
Other income (loss), net	232	(85)	147	(19)	275	71	15	3,447	3,808
Equity in earnings of unconsolidated subsidiaries	305	—	—	—	305	—	—	1,262	1,567

EBITDA	45,875	6,702	4,775	4,457	61,809	11,174	8,096	(34,093)	46,986
Restructuring charges, net	5,436	4,752	613	—	10,801	5,118	3,086	931	19,936
Separation costs	—	516	—	—	516	—	—	—	516
Integration/acquisition costs	—	—	—	—	—	—	—	2,515	2,515

Adjusted EBITDA	$51,311	$11,970	$5,388	$4,457	$73,126	$16,292	$11,182	$(30,647)	$69,953

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2014

9. Long-Term Debt

As of January 31, 2014 and April 30, 2013, the Company had no borrowings under its long-term debt arrangements. At January 31, 2014 and April 30, 2013, there was $2.8 million and $2.7 million of standby letters of credit, respectively, issued under its long-term debt arrangements. As of April 30, 2013, under its previous senior secured credit agreement, the Company was required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. During the nine months ended January 31, 2014, the Company transferred the standby letters of credit from its previous senior secured credit agreement to its current senior unsecured revolving credit agreement and since there is no restricted cash requirement under the Company’s current arrangement, the Company has no restricted cash balance as of January 31, 2014. The Company has a total of $0.2 million of standby letters of credits with other financial institutions as of January 31, 2014.

10. Commitments and Contingencies

During the nine months ended January 31, 2014, in connection with an employment dispute, the Company recorded expenses in the amount of $4.5 million in compensation and benefits expense. The Company settled the liability and as of January 31, 2014 carries no liability regarding this matter.

11. Acquisitions

During the three months ended January 31, 2014, adjustments to the preliminary purchase price allocation relating to the PDI acquisition, resulted in a $0.1 million increase in net assets acquired and a decrease in goodwill of $0.1 million. During the nine months ended January 31, 2014, adjustments to the preliminary purchase price allocation relating to the PDI acquisition, resulted in an increase in the purchase price and goodwill of $0.2 million.

During the nine months ended January 31, 2014, the Company paid contingent consideration to the selling stockholders of PDI of $15 million, as required under the merger agreement, as a result of the achievement of certain pre-determined goals associated with expense synergies.

12. Supplemental Balance Sheet Information

Other accrued liabilities included deferred revenue of $36.1 million and $33.8 million as of January 31, 2014 and April 30, 2013, respectively, primarily as a result of LTC billings in advance of services rendered.

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

During fiscal 2013, nearly 88% of our top 50 clients utilized at least two of our service lines. During fiscal 2013, we completed the acquisitions of Minneapolis-based PDI Ninth House (“PDI”), a leading, globally-recognized provider of leadership assessment and development solutions, and Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions, which are collectively referred to herein as the “prior year acquisitions”. As a result, in fiscal 2013, we implemented a restructuring plan focused on realizing the planned synergies associated with the prior year acquisitions. We continued to implement this plan during the first half of fiscal 2014 and in connection with the plan, recorded restructuring charges of $3.7 million during the nine months ended January 31, 2014, of which $2.9 million was for facility costs in order to integrate PDI by consolidating and eliminating redundant office space around the world and severance costs of $0.8 million to consolidate certain overhead functions.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 8 – Business Segments, in the Notes to our Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries), and/or integration/acquistion and separation costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as substitutes for financial information determined in accordance with GAAP, and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn/Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn/Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn/Ferry’s historical performance. Korn/Ferry includes these non-GAAP financial measures because management believes they are useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn/Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from Adjusted EBITDA.

Fee revenue increased $40.2 million, or 20% (12% increase in fee revenue when adjusting for the PDI acquisition), in the three months ended January 31, 2014 to $242.2 million compared to $202.0 million in the year-ago quarter, with increases in fee revenue in all regions of Executive Recruitment, and Futurestep, and LTC. During the three months ended January 31, 2014, we recorded operating income of $27.3 million with Executive Recruitment, LTC, and Futurestep segments contributing $31.6 million, $5.7 million, and $3.9 million, respectively, offset by corporate expenses of $13.9 million. Net income during the three months ended January 31, 2014 and 2013 was $21.3 million and $9.5 million, respectively. Adjusted EBITDA increased $10.0 million in the three months ended January 31, 2014 to $35.2 million from $25.2 million during the three months ended January 31, 2013, with Executive Recruitment, LTC, and Futurestep segments contributing $33.6 million, $8.9 million, and $4.4 million, respectively, offset by corporate expenses of $11.7 million.

Our cash, cash equivalents and marketable securities increased $11.2 million, or 3%, to $377.2 million at January 31, 2014 compared to $366.0 million at April 30, 2013, mainly due to cash provided by operating activities, partially offset by bonuses earned in fiscal 2013 and paid during the first quarter of fiscal 2014 and $15.0 million in contingent consideration paid to selling stockholders of PDI. As of January 31, 2014, we held marketable securities to settle obligations under the ECAP with a cost value of $108.0 million and a fair value of $115.1 million. Our vested and unvested obligations for which these assets were held in trust totaled $116.4 million as of January 31, 2014. Our working capital increased by $66.2 million to $244.7 million in the nine months ended January 31, 2014. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at January 31, 2014 or April 30, 2013. As of April 30, 2013, under our previous senior secured credit agreement we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. There is no restricted cash requirement under our current senior unsecured revolving credit agreement and, as a result, the Company had no restricted cash balance as of January 31, 2014. As of January 31, 2014 and April 30, 2013, there was $2.8 million and $2.7 million of standby letters of credit, respectively, issued under our long-term debt arrangements. We have a total of $0.2 million of standby letters of credits with other financial institutions as of January 31, 2014.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2014	2013	2014	2013
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.6	4.1	3.7	4.5

Total revenue	103.6	104.1	103.7	104.5
Compensation and benefits	67.0	69.2	67.2	68.5
General and administrative expenses	15.4	17.8	15.9	17.6
Reimbursed expenses	3.6	4.1	3.7	4.5
Cost of services	3.7	4.0	4.2	3.4
Depreciation and amortization	2.6	2.5	2.7	2.2
Restructuring charges, net	—	2.2	0.5	3.4

Operating income	11.3	4.3	9.5	4.9

Net income	8.8%	4.7%	7.3%	3.6%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014		2013		2014		2013
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$77,208	31.9%	$71,259	35.3%	$226,538	32.0%	$212,806	36.4%
EMEA	39,144	16.2	33,600	16.6	107,742	15.2	96,565	16.5
Asia Pacific	20,213	8.3	18,301	9.1	63,063	8.9	54,022	9.2
South America.	7,477	3.1	7,334	3.6	23,346	3.3	22,295	3.8

Total executive recruitment	144,042	59.5	130,494	64.6	420,689	59.4	385,688	65.9
LTC	62,217	25.7	41,155	20.4	188,357	26.6	107,999	18.5
Futurestep	35,925	14.8	30,355	15.0	99,543	14.0	91,242	15.6

Total fee revenue	242,184	100.0%	202,004	100.0%	708,589	100.0%	584,929	100.0%

Reimbursed out-of-pocket engagement expenses	8,753		8,268		26,172		26,165

Total revenue	$250,937		$210,272		$734,761		$611,094

	Three Months Ended January 31,				Nine Months Ended January 31,
	2014		2013		2014		2013
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating Income
Executive recruitment:
North America	$19,919	25.8%	$14,637	20.5%	$51,773	22.9%	$41,728	19.6%
EMEA	6,649	17.0	4,177	12.4	18,469	17.1	5,036	5.2
Asia Pacific	3,922	19.4	1,913	10.5	12,894	20.4	3,491	6.5
South America.	1,132	15.1	920	12.5	4,893	21.0	4,226	19.0

Total executive recruitment	31,622	22.0	21,647	16.6	88,029	20.9	54,481	14.1
LTC	5,651	9.1	(2,798)	(6.8)	16,992	9.0	7,716	7.1
Futurestep	3,925	10.9	3,722	12.3	9,009	9.1	7,141	7.8
Corporate	(13,896)	—	(13,865)	—	(46,902)	—	(40,854)	—

Total operating income	$27,302	11.3%	$8,706	4.3%	$67,128	9.5%	$28,484	4.9%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$77,208	$39,144	$20,213	$7,477	$144,042	$62,217	$35,925	$—	$242,184
Total revenue	$80,926	$40,381	$20,820	$7,560	$149,687	$64,282	$36,968	$—	$250,937
Net income									$21,304
Other income, net									(1,132)
Interest expense, net									873
Equity in earnings of unconsolidated subsidiaries									(470)
Income tax provision									6,727

Operating income (loss)	$19,919	$6,649	$3,922	$1,132	$31,622	$5,651	$3,925	$(13,896)	$27,302
Depreciation and amortization	849	452	267	52	1,620	3,272	437	1,004	6,333
Other income, net	81	121	52	—	254	92	28	758	1,132
Equity in earnings of unconsolidated subsidiaries	36	—	—	—	36	—	—	434	470

EBITDA	20,885	7,222	4,241	1,184	33,532	9,015	4,390	(11,700)	35,237

Adjusted EBITDA	$20,885	$7,222	$4,241	$1,184	$33,532	$9,015	$4,390	$(11,700)	$35,237

Adjusted EBITDA	27.1%	18.4%	21.0%	15.8%	23.3%	14.5%	12.2%		14.5%

	Three Months Ended January 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$71,259	$33,600	$18,301	$7,334	$130,494	$41,155	$30,355	$—	$202,004
Total revenue	$74,992	$34,491	$18,816	$7,382	$135,681	$43,008	$31,583	$—	$210,272
Net income									$9,482
Other income, net									(3,296)
Interest expense, net									360
Equity in earnings of unconsolidated subsidiaries									(593)
Income tax provision									2,753

Operating income (loss)	$14,637	$4,177	$1,913	$920	$21,647	$(2,798)	$3,722	$(13,865)	$8,706
Depreciation and amortization	1,183	605	368	91	2,247	1,764	324	753	5,088
Other income (loss), net	158	123	63	(19)	325	37	5	2,929	3,296
Equity in earnings of unconsolidated subsidiaries	148	—	—	—	148	—	—	445	593

EBITDA	16,126	4,905	2,344	992	24,367	(997)	4,051	(9,738)	17,683
Restructuring charges, net	—	—	—	—	—	4,441	—	—	4,441
Separation costs	—	516	—	—	516	—	—	—	516
Integration/acquisition costs	—	—	—	—	—	—	—	2,515	2,515

Adjusted EBITDA	$16,126	$5,421	$2,344	$992	$24,883	$3,444	$4,051	$(7,223)	$25,155

Adjusted EBITDA	22.6%	16.1%	12.8%	13.5%	19.1%	8.4%	13.3%		12.5%

	Nine Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,538	$107,742	$63,063	$23,346	$420,689	$188,357	$99,543	$—	$708,589
Total revenue	$237,771	$111,078	$65,087	$23,522	$437,458	$194,566	$102,737	$—	$734,761
Net income									$51,480
Other income, net									(7,751)
Interest expense, net									2,102
Equity in earnings of unconsolidated subsidiaries									(1,492)
Income tax provision									22,789

Operating income (loss)	$51,773	$18,469	$12,894	$4,893	$88,029	$16,992	$9,009	$(46,902)	$67,128
Depreciation and amortization	2,732	1,339	1,102	225	5,398	9,330	1,285	2,844	18,857
Other income, net	529	403	144	10	1,086	145	576	5,944	7,751
Equity in earnings of unconsolidated subsidiaries	258	—	—	—	258	—	—	1,234	1,492

EBITDA	55,292	20,211	14,140	5,128	94,771	26,467	10,870	(36,880)	95,228
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$56,108	$20,671	$14,200	$5,128	$96,107	$27,616	$12,004	$(31,923)	$103,804

Adjusted EBITDA	24.8%	19.2%	22.5%	22.0%	22.8%	14.7%	12.1%		14.6%

	Nine Months Ended January 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$212,806	$96,565	$54,022	$22,295	$385,688	$107,999	$91,242	$—	$584,929
Total revenue	$224,456	$99,408	$55,483	$22,622	$401,969	$113,475	$95,650	$—	$611,094
Net income									$21,096
Other income, net									(3,808)
Interest expense, net									1,721
Equity in earnings of unconsolidated subsidiaries									(1,567)
Income tax provision									11,042

Operating income (loss)	$41,728	$5,036	$3,491	$4,226	$54,481	$7,716	$7,141	$(40,854)	$28,484
Depreciation and amortization	3,610	1,751	1,137	250	6,748	3,387	940	2,052	13,127
Other income (loss), net	232	(85)	147	(19)	275	71	15	3,447	3,808
Equity in earnings of unconsolidated subsidiaries	305	—	—	—	305	—	—	1,262	1,567

EBITDA	45,875	6,702	4,775	4,457	61,809	11,174	8,096	(34,093)	46,986
Restructuring charges, net	5,436	4,752	613	—	10,801	5,118	3,086	931	19,936
Separation costs	—	516	—	—	516	—	—	—	516
Integration/acquisition costs	—	—	—	—	—	—	—	2,515	2,515

Adjusted EBITDA	$51,311	$11,970	$5,388	$4,457	$73,126	$16,292	$11,182	$(30,647)	$69,953

Adjusted EBITDA	24.1%	12.4%	10.0%	20.0%	19.0%	15.1%	12.3%		12.0%

Three months ended January 31, 2014 Compared to Three months ended January 31, 2013

Fee Revenue

Fee Revenue. Fee revenue increased $40.2 million, or 20%, to $242.2 million in the three months ended January 31, 2014 compared to $202.0 million in the year-ago quarter. Adjusting for the PDI acquisition, fee revenue increased $25.0 million, or 12% as compared to the year-ago quarter. This increase in fee revenue was attributable to an increase in fee revenue in Executive Recruitment, LTC and Futurestep. Exchange rates unfavorably impacted fee revenue by $2.5 million or 1% in the three months ended January 31, 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $144.0 million, an increase of $13.5 million, or 10%, in the three months ended January 31, 2014 compared to $130.5 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue increased in all regions in the three months ended January 31, 2014 compared to the year-ago quarter. The increase in Executive Recruitment fee revenue was mainly due to an 11% increase in the number of Executive Recruitment engagements billed in the three months ended January 31, 2014 as compared to the three months ended January 31, 2013, offset by a 1% decrease in the weighted-average fees billed during the same period. Exchange rates unfavorably impacted fee revenue by $1.7 million or 1% in the three months ended January 31, 2014.

North America reported fee revenue of $77.2 million, an increase of $5.9 million, or 8%, in the three months ended January 31, 2014 compared to $71.3 million in the year-ago quarter. North America’s increase in fee revenue is primarily due to a 7% increase in the number of engagements billed, and a 1% increase in the weighted-average fees billed per engagement during the three months ended January 31, 2014 as compared to the year-ago quarter. The overall increase in fee revenue was primarily driven by increases in fee revenue in the technology, life sciences/healthcare, education/non-profit and financial services sectors, partially offset by a decline in the industrial and consumer goods sectors. Exchange rates unfavorably impacted fee revenue by $0.5 million or 1% in the three months ended January 31, 2014.

EMEA reported fee revenue of $39.1 million, an increase of $5.5 million, or 16%, in the three months ended January 31, 2014 compared to $33.6 million in the year-ago quarter. EMEA’s increase in fee revenue was primarily driven by a 15% increase in the number of engagements billed, and a 1% increase in the weighted-average fees billed per engagement in the three months ended January 31, 2014 as compared to the year-ago quarter. The performance in existing offices in the United Kingdom, France and Netherlands were the primary contributors to the increase in fee revenue, in the three months ended January 31, 2014 compared to the year-ago quarter. In terms of business sectors, financial services, consumer goods and life sciences/healthcare experienced the largest increases in fee revenue in the three months ended January 31, 2014 as compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.9 million or 3% in the three months ended January 31, 2014.

Asia Pacific reported fee revenue of $20.2 million, an increase of $1.9 million, or 10%, in the three months ended January 31, 2014 compared to $18.3 million in the year-ago quarter. The increase in fee revenue was mainly due to a 19% increase in the number of engagements billed, offset by a 7% decrease in weighted-average fees billed per engagement in the three months ended January 31, 2014 compared to the year-ago quarter. The increase in performance in Australia and Singapore were the primary contributors to the increase in fee revenue in the three months ended January 31, 2014 compared to the year-ago quarter. The largest increases in fee revenue were experienced in the financial services, life sciences/healthcare and education/non-profit sectors in the three months ended January 31, 2014 as compared to the year-ago quarter, partially offset by a decrease in the consumer goods sector. Exchange rates unfavorably impacted fee revenue by $1.3 million or 7% in the three months ended January 31, 2014.

South America reported fee revenue of $7.5 million, an increase of $0.2 million, or 3%, in the three months ended January 31, 2014 compared to $7.3 million in the year-ago quarter. The increase in fee revenue was mainly due to a 2% increase in the number of engagements billed in the three months ended January 31, 2014 compared to the year-ago quarter. The increase in performance in Colombia and Venezuela were the primary contributors to the increase in fee revenue in the three months ended January 31, 2014 compared to the year-ago quarter, partially offset by a decrease in Peru and Brazil. Consumer goods and financial services were the main sectors contributing to the increase in fee revenue in the three months ended January 31, 2014 compared to the year-ago quarter, partially offset by a decrease in fee revenue in the industrial sector during the same period. Exchange rates unfavorably impacted fee revenue for South America by $0.8 million or 11% in the three months ended January 31, 2014.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $62.3 million, an increase of $21.1 million, or 51%, in the three months ended January 31, 2014 compared to $41.2 million in the year-ago quarter. Adjusting for the PDI acquisition, fee revenue increased $5.9 million, or 14%, compared to the year-ago quarter. Fee revenue increased due to an increase in consulting fee revenue of $5.4 million, or 16%, in the three months ended January 31, 2014 compared to the year-ago quarter, and an increase in product revenue of $0.5 million during the same period. Exchange rates unfavorably impacted fee revenue by $0.3 million or 1% in the three months ended January 31, 2014.

Futurestep. Futurestep reported fee revenue of $35.9 million, an increase of $5.6 million, or 18%, in the three months ended January 31, 2014 compared to $30.3 million in the year-ago quarter. Improvement in Futurestep fee revenue was primarily driven by large recruitment process outsourcing contracts entered into in the prior quarter which began to be delivered in the current quarter and an increase in non-executive and other professional recruitment. The increase in Futurestep’s fee revenue was due to a 17% increase in the number of engagements billed and a 1% increase in the weighted-average fees billed per engagement in the three months ended January 31, 2014 compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.5 million or 2% in the three months ended January 31, 2014.

Compensation and Benefits

Compensation and benefits expense increased $22.4 million, or 16%, to $162.2 million in the three months ended January 31, 2014 from $139.8 million in the year-ago quarter. Adjusting for the PDI acquisition, compensation and benefits expense increased $13.0 million as compared to the year-ago quarter. This increase was due in large part to an increase in performance related bonus expense of $8.3 million and an increase in salaries and related payroll taxes of $5.2 million. The increase in performance related bonus expense was due to an increase in fee revenue and profitability while the increase in salaries and related payroll expense was due to an 11% increase in average headcount for the three months ended January 31, 2014 compared to the year-ago quarter. Offsetting the increases in compensation and benefits was a decrease of $1.8 million in the fair value of amounts owed under certain deferred compensation plans. Exchange rates favorably impacted compensation and benefits expenses by $1.8 million or 1% during the three months ended January 31, 2014.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $1.1 million in the three months ended January 31, 2014 compared to $2.9 million in the year-ago quarter. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $1.2 million and $3.8 million in the three months ended January 31, 2014 and 2013, respectively, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $4.1 million, or 5%, to $93.5 million in the three months ended January 31, 2014 compared to $89.4 million in the year-ago quarter. This increase was primarily due to an increase of $5.5 million in performance related bonus expense due to the increase in revenue and profitability and an increase in salaries and related payroll taxes of $1.3 million due to an increase in the average consultant headcount. Offsetting the increase in compensation and benefits expense was a decrease in the fair value of vested amounts owed under certain deferred compensation plans of $1.8 million, a decrease in separation costs $0.6 million and a decrease in employee insurance cost of $0.6 million. The Executive Recruitment compensation and benefits expense as a percentage of fee revenue decreased to 65% in the three months ended January 31, 2014 from 69% in the three months ended January 31, 2013.

Leadership & Talent Consulting compensation and benefits expense increased $12.3 million, or 49%, to $37.3 million in the three months ended January 31, 2014 from $25.0 million in the year-ago quarter. Adjusting for the PDI acquisition, compensation and benefits expense increased $2.9 million as compared to the year-ago quarter. The increase was driven by an increase in salaries and related payroll taxes of $1.0 million and an increase in performance related bonus expense of $0.6 million. The increase in both the salaries and related payroll taxes and performance related bonus expense was due to an 11% increase in the average headcount (excluding PDI acquisition) during the three months ended January 31, 2014 compared to the year-ago quarter, primarily associated with an increase in fee revenue and an increase in sales staff to accomodate our growth strategy. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue decreased to 60% in the three months ended January 31, 2014 from 61% in the three months ended January 31, 2013.

Futurestep compensation and benefits expense increased $4.7 million, or 23%, to $25.0 million in the three months ended January 31, 2014 from $20.3 million in the year-ago quarter. The increase was primarily driven by an increase in salaries and related payroll taxes of $2.4 million and a $1.4 million increase in performance related bonus expense due to the increase in revenue and profitability. The increase in salaries and related payroll taxes was due to a 22% increase in the average headcount, primarily associated with an increase in staffing to accommodate a number of larger RPO contracts won by the Company in the current fiscal year. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 70% in the three months ended January 31, 2014 from 67% in the three months ended January 31, 2013.

Corporate compensation and benefits expense increased $1.3 million, or 25%, to $6.4 million in the three months ended January 31, 2014 from $5.1 million in the year-ago quarter mainly due to an increase of $0.8 million in the performance related bonus expense due to the overall profitability of the Company. Also contributing to an increase in compensation and benefits expense was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $1.8 million and $2.0 million in the three months ended January 31, 2014 and 2013, respectively. The decrease in CSV of COLI was due to a decrease in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements)

General and Administrative Expenses

General and administrative expenses increased $1.3 million, or 4%, to $37.2 million in the three months ended January 31, 2014 compared to $35.9 million in the year-ago quarter. Adjusting for the PDI acquisition, general and administrative expenses decreased $0.9 million as compared to the year-ago quarter. This decrease is attributable to a decrease in integration/acquisition costs of $2.5 million that were incurred in the three months ended January 31, 2013 as a result of the PDI acquisition and a decrease in travel expense of $0.4 million, partially offset by an increase in legal and other professional service fees of $1.1 million and an increase in bad debt expense of $0.9 million. General and administrative expenses as a percentage of fee revenue was 15% in the three months ended January 31, 2014 compared to 18% in the three months ended January 31, 2013. Exchange rates favorably impacted general and administrative expenses by $0.5 million or 1% during the three months ended January 31, 2014.

Executive Recruitment general and administrative expenses increased $0.6 million, or 4%, to $17.4 million in the three months ended January 31, 2014 from $16.8 million in the year-ago quarter. The increase in general and administrative expenses was driven by an increase of $1.0 million in bad debt expense in the three months ended January 31, 2014 compared to the year-ago quarter, due to collectability issues on a few large search engagements in North America. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in the three months ended January 31, 2014 compared to 13% in the three months ended January 31, 2013.

Leadership & Talent Consulting general and administrative expenses increased $2.5 million, or 40%, to $8.7 million in the three months ended January 31, 2014 from $6.2 million in the year-ago quarter. Adjusting for the PDI acquisition, general and administrative expenses increased $0.3 million as compared to the year-ago quarter. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in the three months ended January 31, 2014 compared to 15% in the year-ago quarter.

Futurestep general and administrative expenses decreased $0.2 million, or 4%, to $4.6 million in the three months ended January 31, 2014 compared to $4.8 million in the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue was 13% in the three months ended January 31, 2014 compared to 16% in the year-ago quarter.

Corporate general and administrative expenses decreased $1.6 million, or 20%, to $6.5 million in the three months ended January 31, 2014 compared to $8.1 million in the year-ago quarter. The decrease in general and administrative expenses was driven by a $2.5 million decrease in integration/acquisition costs that were incurred in the three months ended January 31, 2013 as a result of the PDI acquisition and a decrease of $0.2 million in business development expenses, offset by a $1.2 million increase in legal and other professional service fees in the three months ended January 31, 2014 compared to the year-ago quarter

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $1.0 million, or 12%, to $9.1 million in the three months ended

January 31, 2014 compared to $8.1 million in the year-ago quarter. Adjusting for the PDI acquisition, the cost of services decreased $0.5 million as compared to the year-ago quarter. Cost of services expense as a percentage of fee revenue was 4% in both the three months ended January 31, 2014 and 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $6.4 million, an increase of $1.3 million in the three months ended January 31, 2014 compared to $5.1 million in the year-ago quarter. Adjusting for the PDI acquisition, depreciation and amortization expenses increased $0.1 million as compared to the year-ago quarter. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

No restructuring charges, net were incurred during the three months ended January 31, 2014. During the three months ended January 31, 2013, we recorded $4.4 million of severance costs in restructuring charges, net, in order to eliminate redundant positions due to the acquisition of PDI.

Operating Income

Operating income increased $18.6 million to $27.3 million in the three months ended January 31, 2014 as compared to $8.7 million in the year-ago quarter. This increase in operating income resulted from a $40.2 million increase in fee revenue and a decrease in restructuring charges, net of $4.4 million, offset by an increase in compensation and benefits expense of $22.4 million, $1.3 million in general and administrative expenses, an increase in depreciation and amortization expenses and cost of services expense of $1.3 million and $1.0 million, respectively, during the three months ended January 31, 2014 as compared to the year-ago quarter.

Executive Recruitment operating income increased $10.0 million to $31.6 million in the three months ended January 31, 2014 as compared to $21.6 million in the year-ago quarter. The increase in Executive Recruitment operating income is attributable to an increase of $13.5 million in fee revenue and a decrease in depreciation and amortization expenses of $0.6 million, offset by an increase of $4.1 million in compensation and benefits expense and an increase of $0.6 million in general and administrative expenses during the three months ended January 31, 2014 as compared to the year-ago quarter. Executive Recruitment operating income as a percentage of fee revenue was 22% in the three months ended January 31, 2014 as compared to 17% in the three months ended January 31, 2013.

LTC operating income increased $8.5 million to $5.7 million in the three months ended January 31, 2014 as compared to an operating loss of $2.8 million in the year-ago quarter. Operating income changed due to an increase of $21.1 million in fee revenue, offset by an increase of operating expenses of $12.6 million, during the three months ended January 31, 2014 as compared to the year-ago quarter. LTC operating income as a percentage of fee revenue was 9% in the three months ended January 31, 2014 compared to a negative operating margin of 7% in the three months ended January 31, 2013.

Futurestep operating income increased by $0.2 million to $3.9 million in the three months ended January 31, 2014 from $3.7 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $5.6 million and a decrease in general and administrative expenses of $0.2 million, offset by an increase of $4.7 million and $0.9 million in compensation and benefits expense and cost of services expense during the three months ended January 31, 2014 as compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 11% in the three months ended January 31, 2014 as compared to 12% in the three months ended January 31, 2013.

Adjusted EBITDA

Adjusted EBITDA increased $10.0 million to $35.2 million in the three months ended January 31, 2014 as compared to $25.2 million in the year-ago quarter. This increase in Adjusted EBITDA resulted from an increase of $40.2 million in fee revenue during the three months ended January 31, 2014 as compared to the year-ago quarter. The increase in fee revenue was offset by an increase in compensation and benefits expense (excluding certain separation costs), general and administrative expenses (excluding integration/acquisition costs) and cost of services expense of $23.0 million, $3.8 million and $1.0 million, respectively, and a decrease of $2.2 million in other income, mainly due to a decrease in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans. Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended January 31, 2014 as compared to 12% in the three months ended January 31, 2013.

Executive Recruitment Adjusted EBITDA increased $8.6 million to $33.6 million in the three months ended January 31, 2014 as compared to $25.0 million in the year-ago quarter. The increase in Executive Recruitment Adjusted EBITDA is attributable to an increase of $13.5 million in fee revenue and a decrease in cost of services expense of $0.5 million during the three months ended January 31, 2014 as compared to the year-ago quarter, offset by an increase of $4.7 million in compensation and benefits (excluding certain separation costs) expense and an increase of $0.6 million in general and administrative expenses during the three months ended January 31, 2014 as compared to the year-ago quarter. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 23% in the three months ended January 31, 2014 as compared to 19% in the year-ago quarter.

LTC Adjusted EBITDA increased by $5.5 million to $8.9 million in the three months ended January 31, 2014 as compared to $3.4 million in the year-ago quarter. The increase in LTC Adjusted EBITDA is primarily due to an increase of $21.1 million in fee revenue, offset by an increase of $12.3 million, $2.5 million and $0.6 million in compensation and benefits expense, general and administrative expenses and cost of services expense, respectively, during the three months ended January 31, 2014 as compared to the year-ago quarter. LTC Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended January 31, 2014 as compared to 8% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $0.3 million to $4.4 million in the three months ended January 31, 2014 as compared to $4.1 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $5.6 million and a decrease of $0.2 million in general and administrative expenses, offset by an increase of $4.7 million and $0.9 million in compensation and benefits expense and cost of services expense during the three months ended January 31, 2014 as compared to the year-ago quarter. Futurestep Adjusted EBITDA as a percentage of fee revenue was 12% in the three months ended January 31, 2014 as compared to 13% in the year-ago quarter.

Other Income, Net

Other income, net decreased by $2.2 million, to $1.1 million in the three months ended January 31, 2014 as compared to $3.3 million in the year-ago quarter. The decrease in other income, net reflects a $2.6 million change in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the three months ended January 31, 2014 as compared to the year-ago quarter. Offsetting this decrease in other income, net was a $1.8 million decrease in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) in the three months ended January 31, 2014 compared to a year-ago quarter, which resulted in an decrease in compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.9 million in the three months ended January 31, 2014 as compared to $0.3 million in the year-ago quarter partially due to a decrease of investment income from our marketable securities.

Income Tax Provision

The provision for income taxes was $6.7 million in the three months ended January 31, 2014 compared to $2.8 million in the year-ago quarter. The provision for income taxes in the three months ended January 31, 2014 and 2013 reflects a 24% effective tax rate for both periods. The effective tax rate for the three months ended January 31, 2014 included a tax benefit arising in connection with the conclusion of the IRS examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2010 and 2011, and was further benefitted by a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates. The effective tax rate for the three months ended January 31, 2013 included a tax benefit arising from the expiration of a statute of limitation on an uncertain tax position and a partial release of a valuation allowance on capital loss carryforward due to capital gains generated within the Company’s ECAP.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.5 million and $0.6 million in the three months ended January 31, 2014 and 2013, respectively.

Nine months ended January 31, 2014 Compared to Nine months ended January 31, 2013

Fee Revenue

Fee Revenue. Fee revenue increased $123.7 million, or 21%, to $708.6 million in the nine months ended January 31, 2014 compared to $584.9 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, fee revenue increased $51.8 million as compared to the year-ago period. This increase in fee revenue was primarily attributable to an increase in fee revenue in Executive Recruitment, and to a lesser extent, an increase in Leadership & Talent Consulting and Futurestep fee revenue. Exchange rates unfavorably impacted fee revenue by $6.9 million or 1% in the nine months ended January 31, 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $420.7 million, an increase of $35.0 million, or 9%, in the nine months ended January 31, 2014 compared to $385.7 million in the nine months ended January 31, 2013. As detailed below, Executive Recruitment fee revenue increased in all regions in the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013. The increase in Executive Recruitment fee revenue was mainly due to a 7% increase in the number of Executive Recruitment engagements billed in the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013 and a 2% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenue by $4.7 million or 1% in the nine months ended January 31, 2014.

North America reported fee revenue of $226.5 million, an increase of $13.7 million, or 6%, in the nine months ended January 31, 2014 compared to $212.8 million in the nine months ended January 31, 2013. North America’s increase in fee revenue is primarily due to a 4% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement during the nine months ended January 31, 2014 compared to the year-ago period. The overall increase in fee revenue was primarily driven by increases in fee revenue in the life sciences/healthcare, technology, financial services and education/non-profit sectors, partially offset by a decline in the industrial sector. Exchange rates unfavorably impacted fee revenue by $1.1 million or 1% in the nine months ended January 31, 2014.

EMEA reported fee revenue of $107.7 million, an increase of $11.1 million, or 11%, in the nine months ended January 31, 2014 compared to $96.6 million in the nine months ended January 31, 2013. EMEA’s increase in fee revenue was primarily driven by a 9% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement in the nine months ended January 31, 2014 compared to the year-ago period. The performance in existing offices in the United Kingdom, Netherlands, Belgium, and France were the primary contributors to the increase in fee revenue, in the nine months ended January 31, 2014 compared to the year-ago period. In terms of business sectors, financial services, life sciences/healthcare, industrial and technology experienced the largest increases in fee revenue in the nine months ended January 31, 2014 compared to the year-ago period. Exchange rates favorably impacted fee revenue by $1.7 million or 2% in the nine months ended January 31, 2014.

Asia Pacific reported fee revenue of $63.1 million, an increase of $9.1 million, or 17%, in the nine months ended January 31, 2014 compared to $54.0 million in the nine months ended January 31, 2013. The increase in fee revenue was mainly due to a 14% increase in the number of engagements billed and a 3% increase in weighted-average fees billed per engagement in the nine months ended January 31, 2014 compared to the year-ago period. The increase in performance in Singapore, Australia and China were the primary contributors to the increase in fee revenue. The largest increases in fee revenue were experienced in the life sciences/healthcare, industrial and financial services sectors in the nine months ended January 31, 2014 compared to the year-ago period, partially offset by a decrease in the technology sector. Exchange rates unfavorably impacted fee revenue by $3.2 million or 6% in the nine months ended January 31, 2014.

South America reported fee revenue of $23.4 million, an increase of $1.1 million, or 5%, in the nine months ended January 31, 2014 compared to $22.3 million in the nine months ended January 31, 2013. The increase in fee revenue was mainly due to a 7% increase in the number of engagements billed, offset by a 2% decrease in the weighted-average fees billed per engagement in the nine months ended January 31, 2014 compared to year-ago period. The increase in performance in Brazil and Venezuela were the primary contributors to the increase in fee revenue, offset by a decrease in fee revenue in Peru and Chile. Consumer goods, life sciences/healthcare and technology were the main sectors contributing to the increase in fee revenue in the nine months ended January 31, 2014 compared to the year-ago period, partially offset by a decrease in fee revenue in the industrial sector during the same period. Exchange rates unfavorably impacted fee revenue for South America by $2.1 million or 9% in the nine months ended January 31, 2014.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $188.4 million, an increase of $80.4 million, or 74%, in the nine months ended January 31, 2014 compared to $108.0 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, fee revenue increased $8.5 million as compared to the year-ago period. Fee revenue increased due to an increase in consulting fee revenue of $7.4 million, or 9%, in the nine months ended January 31, 2014 compared to the year-ago period, and an increase in product revenue of $1.1 million during the same period. Exchange rates unfavorably impacted fee revenue by $1.0 million or 1% in the nine months ended January 31, 2014.

Futurestep. Futurestep reported fee revenue of $99.5 million, an increase of $8.3 million, or 9%, in the nine months ended January 31, 2014 compared to $91.2 million in the nine months ended January 31, 2013. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and non-executive and other professional recruitment. The increase in Futurestep’s fee revenue was due to a 5% increase in the weighted-average fees billed per engagement, and a 4% increase in the number of engagements billed in the nine months ended January 31, 2014 compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.2 million or 1% in the nine months ended January 31, 2014.

Compensation and Benefits

Compensation and benefits expense increased $75.4 million, or 19%, to $476.3 million in the nine months ended January 31, 2014 from $400.9 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, compensation and benefits increased $34.0 million as compared to the year-ago period. Contributing to the increase in compensation and benefits expense was an increase in performance related bonus expense of $20.6 million due to the mix in pre-bonus earnings before restructuring expense by operating segment and an increase in fee revenue for the nine months ended January 31, 2014 compared to the year-ago period. In addition, there was an increase of $9.2 million in salaries and related payroll taxes, $2.7 million increase in the fair value of amounts owed under certain deferred compensations plans and an increase in separation costs of $2.4 million, offset by the change in the cash surrender value of the company owned life insurance that decreased compensation and benefits expense by $2.2 million and a decrease in employee insurance costs of $1.1 million in the nine months ended January 31, 2014 compared to the year-ago period. The increase in salaries and related payroll taxes was due to an increase in the average headcount for the nine months ended January 31, 2014 compared to the year-ago period due in large part to an increase in headcount in Futurestep and Leadership & Talent Consulting. Exchange rates favorably impacted compensation and benefits expenses by $4.6 million or 1% during the nine months ended January 31, 2014.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $6.1 million in the nine months ended January 31, 2014 compared to $3.4 million in compensation and benefits expense in the nine months ended January 31, 2013. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $7.6 million and $4.9 million in the nine months ended January 31, 2014 and 2013, respectively, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $14.7 million, or 6%, to $275.5 million in the nine months ended January 31, 2014 compared to $260.8 million in the nine months ended January 31, 2013. This increase is primarily due to an increase of $16.6 million in performance related bonus expense due to the increase in pre-bonus earnings before restructuring and $2.0 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease in employee insurance costs of $1.9 million, a decrease in separation costs of $1.4 million and a decrease of $0.9 million in salaries and related payroll taxes due to the restructuring that took place in fiscal 2013. Executive Recruitment compensation and benefits expense decreased as a percentage of fee revenue to 66% in the nine months ended January 31, 2014 from 68% in the nine months ended January 31, 2013.

Leadership & Talent Consulting compensation and benefits expense increased $49.2 million, or 81%, to $109.6 million in the nine months ended January 31, 2014 from $60.4 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, compensation and benefits increased $7.8 million as compared to the year-ago period. The increase was driven by an increase in salaries and related payroll taxes of $4.4 million and an increase of $2.7 million in performance related bonus expense, both increases due to a 7% increase in the average headcount (excluding prior year acquisitions) during the nine months ended January 31, 2014 compared to the year-ago period. The remainder of the increase was due to increases in employee insurance costs of $0.9 million. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 58% in the nine months ended January 31, 2014 from 56% in the nine months ended January 31, 2013.

Futurestep compensation and benefits expense increased $6.4 million, or 10%, to $68.8 million in the nine months ended January 31, 2014 from $62.4 million in the nine months ended January 31, 2013. The increase was driven by $3.0 million increase in salaries and related payroll taxes due to a 11% increase in the average headcount, and $1.8 million in temporary contractors primarily associated with an increase in staffing to accommodate a number of larger RPO contracts won by the Company in the nine months ended January 31, 2014 and for which delivery began in the current quarter and will continue in subsequent periods. Also contributing to an increase in compensation and benefits expense was $0.4 million increase in the fair value of vested amounts owed under certain deferred compensation plans and an increase in separation costs of $0.3 million. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in the nine months ended January 31, 2014 compared to 68% in the nine months ended January 31, 2013.

Corporate compensation and benefits expense increased $5.1 million, or 30%, to $22.4 million in the nine months ended January 31, 2014 from $17.3 million in the nine months ended January 31, 2013 mainly due to an increase of $4.2 million in separation charges, $1.8 million increase in performance related bonus expense and an increase in salaries and payroll related taxes of $0.9 million. The increases in performance related bonus expense and salaries and payroll taxes were due to the increase in the Company’s overall profitability. Also contributing to an increase in compensation and benefits expense was an increase in the fair value of vested amounts owed under certain deferred compensation plans of $0.3 million, offset by the change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $6.4 million and $4.2 million in the nine months ended January 31, 2014 and 2013, respectively. The larger increase in CSV of COLI in the nine months ended January 31, 2014 was due to a larger increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans.

General and Administrative Expenses

General and administrative expenses increased $10.2 million, or 10%, to $112.9 million in the nine months ended January 31, 2014 compared to $102.7 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, general and administrative expenses decreased by $0.1 million as compared to the year-ago period. The decrease in general and administrative expenses was due to a favorable foreign exchange rate that resulted in a foreign exchange gain of $1.5 million in the nine months ended January 31, 2014 compared to foreign exchange loss of $0.1 million during the nine months ended January 31, 2013. Offsetting the decrease in general and administrative expenses was an increase in bad debt expense, premise and office expenses and business development expenses of $0.5 million, $0.5 million, and $0.4 million, respectively. General and administrative expenses as a percentage of fee revenue was 16% in the nine months ended January 31, 2014 compared to 18% in the nine months ended January 31, 2013. Exchange rates favorably impacted general and administrative expenses by $1.3 million or 1% during the nine months ended January 31, 2014.

Executive Recruitment general and administrative expenses decreased $2.1 million, or 4%, to $50.4 million in the nine months ended January 31, 2014 from $52.5 million in the nine months ended January 31, 2013. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $1.7 million in the nine months ended January 31, 2014 compared to the year-ago period, a decrease in legal and other professional services and in premise and office expenses of $1.0 million and $0.4 million, respectively, offset by an increase in bad debt expense of $0.6 million and an increase in travel related expenses of $0.4 million. The decrease in premise and office expenses was due to sharing more office space with Leadership & Talent Consulting due to the implementation of the restructuring plans that took place in fiscal 2013. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in the nine months ended January 31, 2014 compared to 14% in the nine months ended January 31, 2013.

Leadership & Talent Consulting general and administrative expenses increased $11.2 million, or 73%, to $26.6 million in the nine months ended January 31, 2014 from $15.4 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, general and administrative expenses increased $0.9 million as compared to the year-ago period. Contributing to the increase in general and administrative expenses, was an increase of $0.6 million in business development expenses and an increase in premise and office expenses of $0.2 million. The increase in business development expenses was due to marketing events that LTC participated in order to support the business. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in both the nine months ended January 31, 2014 and 2013.

Futurestep general and administrative expenses increased $0.1 million, or 1%, to $14.3 million in the nine months ended January 31, 2014 compared to $14.2 million in the nine months ended January 31, 2013. Futurestep general and administrative expenses as a percentage of fee revenue were 14% in the nine months ended January 31, 2014 compared to 16% in the nine months ended January 31, 2013.

Corporate general and administrative expenses increased $1.0 million, or 5%, to $21.6 million in the nine months ended January 31, 2014 compared to $20.6 million in the nine months ended January 31, 2013. The increase in general and administrative expenses was driven by an increase of $2.9 million in legal and other professional fees and an increase of $0.7 million in premise and office expenses, offset by a decrease in integration/acquisition costs as a result of the PDI acquisition of $2.1 million and a decrease in travel expenses of $0.4 million in the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $9.9 million, or 50%, to $29.7 million in the nine months ended January 31, 2014 compared to $19.8 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, cost of services expense increased $0.9 million as compared to the year-ago period. The increase came from Futurestep in order to support future growth in their business. Cost of services expense as a percentage of fee revenue was 4% in the nine months ended January 31, 2014 compared to 3% in the nine months ended January 31, 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $18.9 million, an increase of $5.8 million in the nine months ended January 31, 2014 compared to $13.1 million in the nine months ended January 31, 2013. Adjusting for the prior year acquisitions, depreciation and amortization expenses increased $0.7 million as compared to the year-ago period. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the nine months ended January 31, 2014, we continued with the integration of PDI by consolidating and eliminating redundant office space in select offices and consolidating certain overhead functions. As a result, we recorded $3.7 million in restructuring charges, net in the nine months ended January 31, 2014, of which $2.9 million relates to consolidation of premise and $0.8 million relates to severance. During the nine months ended January 31, 2013, we implemented restructuring plans in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the acquisition of PDI. As a result, we recorded $20.9 million of restructuring charges with $15.7 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of PDI and $5.2 million relating to the consolidation of premises during the nine months ended January 31, 2013. This restructuring expense was partially offset by a $1.0 million recovery (legal settlement related to premises) from a previous restructuring action resulting in net restructuring costs of $19.9 million.

Operating Income

Operating income increased $38.6 million to $67.1 million in the nine months ended January 31, 2014 as compared to $28.5 million in the nine months ended January 31, 2013. This increase in operating income resulted from an increase in fee revenue of $123.7 million and a reduction in restructuring expenses of $16.2 million, offset by an increase in compensation and benefits expense of $75.4 million, an increase in general and administrative expenses of $10.2 million, an increase in cost of services expense of $9.9 million, and an increase in depreciation and amortization expenses of $5.8 million during the nine months ended January 31, 2014 as compared to the nine months ended January 31, 2013.

Executive Recruitment operating income increased $33.5 million to $88.0 million in the nine months ended January 31, 2014 as compared to $54.5 million in the nine months ended January 31, 2013. The increase in Executive Recruitment operating income is attributable to an increase of $35.0 million in fee revenue and a decrease of $9.4 million, $2.1 million and $1.4 million in restructuring charges, general and administrative expenses and depreciation and amortization expenses, respectively, offset by an increase of $14.7 million in compensation and benefits expense during the nine months ended January 31, 2014 compared to the year-ago period. Executive Recruitment operating income as a percentage of fee revenue was 21% in the nine months ended January 31, 2014 as compared to 14% in the nine months ended January 31, 2013.

LTC operating income increased $9.3 million to $17.0 million in the nine months ended January 31, 2014 as compared to $7.7 million in the nine months ended January 31, 2013. The change in LTC operating income was primarily due to an increase of $80.4 million in fee revenue, offset by an increase in operating expenses of $71.1 million, during the nine months ended January 31, 2014 compared to the year-ago period. LTC operating income as a percentage of fee revenue was 9% in the nine months ended January 31, 2014 as compared to 7% in the nine months ended January 31, 2013.

Futurestep operating income increased by $1.9 million to $9.0 million in the nine months ended January 31, 2014 from $7.1 million in the nine months ended January 31, 2013. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $8.3 million and a reduction in restructuring charges of $1.9 million, offset by an increase of $6.4 million in compensation and benefits expense, an increase in cost of services expense of $1.6 million, and an increase in depreciation and amortization expenses of $0.3 million during the nine months ended January 31, 2014 compared to the year-ago period. Futurestep operating income as a percentage of fee revenue was 9% in the nine months ended January 31, 2014 as compared to 8% in the nine months ended January 31, 2013.

Adjusted EBITDA

Adjusted EBITDA increased $33.8 million to $103.8 million in the nine months ended January 31, 2014 as compared to $70.0 million in the nine months ended January 31, 2013. This increase in Adjusted EBITDA resulted from an increase of $123.7 million in fee revenue and an increase of $3.9 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans during the nine months ended January 31, 2014 compared to the year-ago period. Offsetting the increase in Adjusted EBITDA was an increase in compensation and benefits expense (excluding certain separation costs), general and administrative expenses (excluding integration/acquisition costs), and cost of services expense of $71.5 million, $12.3 million and $9.9 million, respectively. Adjusted EBITDA as a percentage of fee revenue was 15% in the nine months ended January 31, 2014 as compared to 12% in the nine months ended January 31, 2013.

Executive Recruitment Adjusted EBITDA increased $23.0 million to $96.1 million in the nine months ended January 31, 2014 as compared to $73.1 million in the nine months ended January 31, 2013. The increase in Executive Recruitment Adjusted EBITDA is attributable to an increase of $35.0 million in fee revenue, an increase of $0.8 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans and a decrease of $2.1 million in general and administrative expenses, offset by an increase of $15.3 million in compensation and benefits expense during the nine months ended January 31, 2014 compared to the year-ago period. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 23% in the nine months ended January 31, 2014 as compared to 19% in the nine months ended January 31, 2013.

LTC Adjusted EBITDA increased by $11.3 million to $27.6 million in the nine months ended January 31, 2014 as compared to $16.3 million in the nine months ended January 31, 2013. The increase in LTC Adjusted EBITDA is primarily due to an increase of $80.4 million in fee revenue, offset by an increase of $49.2 million, $11.2 million and $8.5 million in compensation and benefits expense, general and administrative expenses and cost of service expenses, respectively, during the nine months ended January 31, 2014 compared to the year-ago period. LTC Adjusted EBITDA as a percentage of fee revenue was 15% in both the nine months ended January 31, 2014 and 2013.

Futurestep Adjusted EBITDA increased by $0.9 million to $12.1 million in the nine months ended January 31, 2014 as compared to $11.2 million in the nine months ended January 31, 2013. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $8.3 million and an increase in other income of $0.5 million, offset by an increase of $6.4 million, and $1.6 million in compensation and benefits expense and cost of services expenses, respectively, during the nine months ended January 31, 2014 compared to the year-ago period. Futurestep Adjusted EBITDA as a percentage of fee revenue was 12% in both the nine months ended January 31, 2014 and 2013.

Other Income, Net

Other income, net increased by $3.9 million, to $7.7 million in the nine months ended January 31, 2014 as compared to $3.8 million in the nine months ended January 31, 2013. The increase in other income, net reflects a $2.7 million change in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) during the nine months ended January 31, 2014 compared to the year-ago period. Offsetting this increase in other income, net was a $2.7 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, included in the consolidated financial statements) in the nine months ended January 31, 2014 compared to a year-ago period, which resulted in an increase in compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.1 million in the nine months ended January 31, 2014 as compared to $1.7 million in the nine months ended January 31, 2013.

Income Tax Provision

The provision for income taxes was $22.7 million in the nine months ended January 31, 2014 compared to $11.1 million in the nine months ended January 31, 2013. The provision for income taxes in the nine months ended January 31, 2014 and 2013 reflects a 31% and 36% effective tax rate, respectively. The decrease in the effective tax rate for the nine months ended January 31, 2014 is due to a tax benefit arising in connection with the conclusion of the IRS examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2010 and 2011 and a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $1.5 million in the nine months ended January 31, 2014 compared to $1.6 million in the nine months ended January 31, 2013.

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

Cash and cash equivalents and marketable securities were $377.2 million and $366.0 million as of January 31, 2014 and April 30, 2013, respectively. As of January 31, 2014 and April 30, 2013, we held $156.6 million and $146.8 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States and has recorded a $0.9 million deferred tax liability for additional taxes that would arise in connection with these distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of January 31, 2014 and April 30, 2013, our marketable securities of $129.4 million and $141.9 million, respectively, included $115.1 million (net of gross unrealized gains of $8.0 million and gross unrealized losses of $0.9 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $110.8 million and $93.5 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $116.4 million and $99.2 million as of January 31, 2014 and April 30, 2013, respectively. As of January 31, 2014, we had marketable securities classified as available-for-sale with a balance of $14.3 million.

The net increase in our working capital of $66.2 million as of January 31, 2014 compared to April 30, 2013 is primarily attributable to an increase in accounts receivable, an increase in cash and cash equivalents, a decrease in other accrued liabilities and in compensation and benefits payable, partially offset by a decrease in marketable securities. The increase in cash and cash equivalents was due to an increase in profitability during the nine months ended January 31, 2014 compared to the year-ago period while accounts receivable increased due to an increase in the number of days sales outstanding which increased from 59 days to 70 days (which is consistent with historical experience) from April 30, 2013 to January 31, 2014. Compensation and benefits payable decreased due to the payment of annual bonuses earned in fiscal 2013 and paid during the first quarter of fiscal 2014 that was partially funded from our marketable securities. The decrease in other accrued liabilities was due to the contingent consideration payment of $15.0 million made to the selling stockholders of PDI. Cash provided in operating activities was $33.1 million in the nine months ended January 31, 2014, an increase of $35.3 million, from cash used in operating activities of $2.2 million in the nine months ended January 31, 2013. The increase in cash provided in operating activities is primarily due to an increase in profitability in the nine months ended January 31, 2014 compared to the nine months ended January 31, 2013.

Cash used in investing activities was $9.3 million in the nine months ended January 31, 2014; a decrease of $101.0 million from cash used in investing activities of $110.3 million in the nine months ended January 31, 2013. The decrease in cash used in investing activities is primarily attributable to the purchase price payment for the acquisition of PDI and Global Novations of $77.6 million and $34.5 million in prior year, respectively, an increase of $16.1 million in net proceeds from the purchase and sale/maturities of marketable securities, offset by the payment of the contingent consideration to the selling stockholders of PDI of $15.0 million, an increase in cash used to purchase property and equipment (including capitalized software) of $7.9 million.

Cash provided in financing activities during the nine months ended January 31, 2014 was $6.1 million as compared to cash used by financing activities of $1.1 million in the nine months ended January 31, 2013. Cash provided in financing activities increased primarily due to an increase of $6.0 million in cash proceeds from the exercise of employee stock options, and a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $0.6 million. As of January 31, 2014, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

As of January 31, 2014 and April 30, 2013, we held contracts with gross CSV of $167.0 million and $159.2 million, respectively. In fiscal 2014 and 2013, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $73.3 million as of January 31, 2014 and April 30, 2013. At January 31, 2014 and April 30, 2013, the net cash value of these policies was $93.7 million and $85.9 million, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Facility”). The Facility matures on January 18, 2018. Borrowings under the Facility bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the Facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of January 31, 2014, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of January 31, 2014 and April 30, 2013, we had no borrowings under the Facility. At January 31, 2014 and April 30, 2013, there was $2.8 million and $2.7 million of standby letters of credit, respectively, that are associated with certain lease premises. We have a total of $0.2 million of standby letters of credits with other financial institutions as of January 31, 2014. As of April 30, 2013, under our previous secured senior credit agreement, we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding. During the nine months ended January 31, 2014 we transferred the standby letters of credit to the Facility. Since there is no restricted cash requirement under the Facility, the Company has no restricted cash balance as of January 31, 2014.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2014, we recognized foreign currency gains, on an after tax basis, of $1.1 million compared to the nine months ended January 31, 2013 in which we recognized foreign currency losses, on an after tax basis, of $0.1 million.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended January 31, 2014 would have been $2.7 million, $4.5 million and $6.3 million, respectively, based on outstanding balances at January 31, 2014.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2014 and April 30, 2013, we had no outstanding borrowings under our Facility. We had $73.3 million of borrowings against the CSV of COLI contracts as of January 31, 2014 and April 30, 2013, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2014:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2013— November 30, 2013	—	$—	—	$24.4 million
December 1, 2013— December 31, 2013	2,308	$25.53	—	$24.4 million
January 1, 2014— January 31, 2014	—	$—	—	$24.4 million

Total	2,308	$25.53	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

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

Date: March 11, 2014

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