Form 10-K
period 2014-04-30
KORN FERRY INTERNATIONAL
filed 2014-06-27
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of our common stock as of June 20, 2014 was 49,855,509 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,198,760,447 based upon the closing market price of $23.80 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders scheduled to be held on October 1, 2014 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2014

PART I.

Item 1.	Business

About Korn Ferry

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a single source of leadership and talent consulting services. We opened our first office in Los Angeles in 1969 and currently operate in 84 offices in 37 countries. We have the ability to deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2014, we had 3,396 full-time employees, including 432 Executive Recruitment, 127 Leadership & Talent Consulting, and 87 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 80% of our assignments performed during fiscal 2014 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

The Korn Ferry Opportunity

Since Korn Ferry’s inception, clients have trusted us to help recruit world-class talent. Today, we have evolved into a single source for leadership and talent consulting services going far beyond executive recruitment and encompassing leadership development, enterprise learning, succession planning, recruitment process outsourcing, and more.

We understand strategic transformation because we are doing it ourselves. Today, more than 41% of our business comes from outside our flagship Executive Recruitment solution.

By maximizing the human potential within organizations, we serve as a catalyst for growth, transformation, and high performance. Korn Ferry serves its global clients through a robust suite of diversified human capital solutions.

About Our Solutions

At Korn Ferry, we design, build and attract talent:

•	When we design, we are crafting a unique talent strategy, through our expertise in organizational design and change management, that will help our clients navigate a successful course through even the most complex transformations. Our core solution includes:

Talent Strategy & Organizational Alignment
We help clients align their talent processes and organizational capabilities to fully activate their business strategy.

•	When we build, we are crafting development solutions that help leaders, teams, individuals, and whole organizations to grow — while also helping to drive business results and deliver sustainable change. Our solutions include:

Board & CEO Services	Leadership Development

We help boards and CEOs maximize their effectiveness by addressing the drivers affecting performance and ensuring orderly succession.	We help build leaders who can solve the business challenges of today — and create successful strategies for the future.

Succession Management	Workforce Performance, Inclusion & Diversity

We help organizations develop leaders that are ready when and where they are needed, now and in the future.	We help build and leverage a diverse workforce and create the environment, culture and practices to unleash an individual’s potential.

•	When we attract, we bring a depth of expertise to the business of identifying, attracting, and retaining the best board, C-suite, and executive-level talent. Recent years have seen us build on this core strength to become a global leader in recruitment solutions for every level of business. Our solutions include:

Board, CEO, and Executive Recruitment	Onboarding

We integrate scientific research with practical experience and industry-specific expertise to identify and recruit board directors, CEOs, and senior-level executives across all sectors and functions.	We help executive’s time-to-contribution by providing practical guidance on cultural integration and stakeholder management, as well as collaborating to define 100-day plans.

Professional Recruitment	Employer Brand and Talent Communications

We help organizations around the world identify and secure the best possible professional talent.	We help companies create an employer value proposition as well as the messaging and tools that deliver a consistent brand experience across the employee lifecycle.

Recruitment Process Outsourcing

We help organizations attract better people while simultaneously reducing cost and time to hire.

About Our Intellectual Property and Technology

Korn Ferry is increasingly a knowledge-based company with deep intellectual property and research that allow us to deliver meaningful outcomes for our clients. We understand what makes a great leader, the competencies they possess that distinguish them from others, as well as the potential shortcomings that can damage their careers as well as their organization’s performance. Today our talent data includes more than 2.5 million assessments (heavily weighted by the very top executive levels), and profiles of 7.0 million candidates. This database provides the insight and intelligence for Korn Ferry’s team of social scientists to determine the true drivers of leadership and performance and how any individual or organization measures up.

Our vast library of proprietary tools and techniques has been developed through decades of pioneering research by our scientists, statisticians and intellectual property (“IP”) development specialists. It underpins all of our services, giving us unique insight into how strategic talent decisions help contribute to competitive advantage and success. We continue to add more discipline and scientific research into the recruitment and talent management process, with emphasis shifting from candidate identification to candidate assessment, fit and attraction. Driving this focus is our enhanced technology, as the power of the Internet, databases and online talent communities make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, assessing and recruiting the most desirable candidates.

In the fiscal year ahead, a strong focus will be placed on a new talent analytics engine — the Korn Ferry Four Dimensions of Leadership Talent, which will harness all of our IP and provide global organizations with robust diagnostics at both the individual and enterprise levels. It will serve as the assessment engine for the firm’s executive search and professional recruiting processes, leadership development and consulting and recruitment process outsourcing engagements, as well as internal hiring and leadership development efforts. Korn Ferry has identified the following four crucial areas that matter most for individual and organizational success that will fuel the talent analytics engine — empowering Korn Ferry to help organizations accentuate strengths and identify areas to develop, as well as understand how they stack up against their competition:

•	Competencies — the skills and behaviors required for success that can be observed.

•	Experiences — assignments or roles that prepare a person for future opportunities.

•	Traits — inclinations, aptitudes and natural tendencies, including personality and intellectual capacity.

•	Drivers — values and interests that influence a person’s career path, motivation, and engagement.

About Our Business Segments

Korn Ferry solutions and intellectual property are delivered through the following business segments to empower organizations and leaders to reach their goals:

Executive Recruitment: Our largest business focuses on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational industries. The relationships that we develop through this business allows us to add incremental value to our clients through the delivery of our many talent management solutions.

Our executive recruitment services concentrate on searches for positions with annual compensation of $250,000 or more, or comparable in foreign locations, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn Ferry, typically charge a fee for their services equal to approximately one-third of the first year annual cash compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Leadership & Talent Consulting (“LTC”): Our LTC services are accelerating our transformation into a broad-based talent management firm. Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational design and leadership development efforts. Our LTC offerings have recently been expanded and enhanced through the acquisitions of PDI Ninth House (“PDI”) and Global Novations, LLC (“Global Novations”). As discussed above, our services address five fundamental needs — Board & CEO Services, Leadership Development, Succession Management, Talent Strategy & Organizational Alignment, and Workforce Performance, Inclusion & Diversity. Each of Korn Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Professional and Recruitment Process Outsourcing: In 1998, we extended our market reach into recruitment for non-executive professionals with the introduction of our subsidiary, Futurestep. Futurestep draws from Korn

Ferry’s four decades of industry experience to offer fully customized, flexible services to help organizations meet their talent and recruitment needs. Our portfolio of services include Recruitment Process Outsourcing (“RPO”), Project Recruitment, Individual Search, Talent Consulting & Employer Branding.

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

We also make available, free of charge on the Investor Relations portion of our website at www.kornferry.com, our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC.

We also make available on the Investor Relations portion of our website at www.kornferry.com earnings slides and other important information, which we encourage you to review.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation and Personnel Committee, and Nominating and Corporate Governance Committee of our Board of Directors are also posted on our website at http://ir.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067.

Industry Trends

The current global economic environment is unpredictable as we face such challenges as low job growth and uneven consumer demand. Despite these market conditions, we remain vigilant about accelerating our clients’ success and believe the mid- to long-term business outlook for the talent management industry is positive. Contributing to this is a confluence of market trends that should ultimately fuel more job growth and hiring, including the following:

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

Skills Gaps — There are not enough highly “skilled” people coming into the labor market to fill open jobs. Particularly at the senior management levels, the available talent pool is inadequate. New leaders must step into bigger, more complex, and more global roles faster — and with less experience — than their predecessors. We believe employers will increasingly seek service providers who can help them find, develop and retain highly qualified talent that secures a competitive advantage.

Human Capital Is One of the Top CEO Challenges — Whereas the innovation solution used to be technology, now the human element – the people, the minds, the alliances and the culture that can create and then nurture innovative ideas — are seen as central to CEOs. In fact, according to the Conference Board, human capital — how best to develop, engage, manage and retain talent — is the single biggest challenge facing CEOs in 2014.

Emerging Markets Are Focus for New Growth — We are experiencing a global workforce imbalance as slower-growth countries are facing hiring slowdowns and emerging economies’ need for talent is increasing. If emerging markets in Asia, Eastern Europe and Africa are to continue their growth trajectory, they will need to solve human capital issues such as how to attract, engage and retain highly competent, innovative talent, as well as how to develop effective leaders to drive the business. As companies expand internationally, and different markets present more attractive business opportunities, they have to think about their workforce and talent in this way too. Clients are turning to firms that understand the global complexities impacting workforce planning today.

Talent Analytics — Companies are increasingly leveraging big data and analytics to measure the influence of activities across all aspects of their business, including HR. They expect their service providers to deliver superior metrics and measures and better ways of communicating results. Korn Ferry’s go-to-market approach is increasingly focused on talent analytics — we are injecting research-based intellectual property into all areas of our business, cascading innovation and new offerings up to our clients.

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

Other Industry Trends — In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on the talent management industry:

•	Increasing demand for professionals with not just the right technical skills, but also the right leadership style, values and motivation to meet the specific requirements of the position and organizational culture;

•	Decreasing executive management tenure and more frequent job changes;

•	Retiring baby boomers, creating a skills gap in the workforce;

•	Shifting balance of power towards the employee as more people take charge of their own careers, and the new norm of employee-driven development;

•	Increasing importance of talent mobility in engaging and developing people within an organization; and

•	Increased attention on succession planning due to heightened scrutiny on CEOs, pressure to generate growth, shorter CEO tenures and the emphasis being placed on making succession planning a systemic governance process within global organizations.

Growth Strategy

Our objective is to expand our position as a single source of leadership and talent consulting services. In order to meet this objective, we will continue to pursue five strategic initiatives:

1. Drive an Integrated, Solutions-Based Go-to-Market Strategy

Differentiating Client Value Proposition — Korn Ferry offers its clients a global, integrated, enterprise-wide talent management solution. To that end, we have made progress in helping clients design talent strategies that accelerate business outcomes. Where there are critical gaps, we build talent from within and attract new talent from the outside.

In analyzing talent management across the entire value chain, Korn Ferry has developed a robust suite of offerings and leverages our market-leading position in executive recruitment to extend the value we bring our clients through our diversified capabilities along the rest of the talent lifecycle through our LTC and Futurestep service lines.

Our synergistic go-to-market strategy, utilizing all three of our service lines, is driving more integrated, scalable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that nearly 88% of our top 50 clients utilize at least two of our service lines.

We are an increasingly diversified enterprise in the world of human capital services and products, an industry that represents an estimated $330 billion global market opportunity.

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. We established our Strategic Accounts program to act as a catalyst for change as we transform our Company from individual operators to an integrated talent solutions provider, in an effort to drive major global and regional strategic account development as well as to provide a framework for all of our client development activities. Today, the program consists of global colleagues from every line of business and geography. We are cascading this methodology throughout every market, country and office.

2. Deliver Unparalleled Client Excellence

World-class Intellectual Property — Korn Ferry continues to scale and more deeply embed our industry-leading intellectual property within the talent management processes of our global clients.

Our IP-driven tools and services are being utilized by our clients for everything from organizational development and job profiling to selection, training, individual and team development, succession planning and more. We have more than doubled our leadership products business since acquiring Lominger in 2006. Our Global Products Group helps us generate long-term relationships with our clients. We continue to seek ways to scale our product offering to our global clients.

Global organizations utilizing our Company’s validated assessment capability are realizing the power and benefits of Korn Ferry IP in their talent evaluation process. Our assessment capability, currently utilized by more than 70% of our clients, can improve executive retention and prospects of promotion. According to internal research conducted by Korn Ferry over the period of 2006-2009, executive candidates placed in a position where our proprietary assessment methodology was utilized were eight times more likely to be promoted within the first three years of employment than those searches where our assessment tool was not employed.

Our IP orientation is further validated by our recent acquisitions of PDI and Global Novations. These firms offer a variety of leadership development, coaching and assessment solutions for different organizational levels, as well as technology-driven talent management solutions.

Technology — Information technology is a critical element of all of our businesses. In fiscal 2014, we continued to invest in enhanced tools and knowledge management to gain a competitive advantage. We introduced enhancements to Searcher Express, our engagement execution platform and the cornerstone of the Company’s strategy to better share knowledge. We continued our initiative to consolidate regional databases to improve cross border collaboration and visibility of multinational engagements and clients. We introduced

KF Insight, an iOS mobile application that enables our consultants to have a 360-degree view of all activities across Korn Ferry at their clients, providing them the secure tools to enable more integrated, scalable client relationships. We continued to invest in our IT security team and enhanced our security infrastructure to protect the Company’s assets against today’s threats.

The technology supporting LTC continued to evolve in fiscal 2014 through the integration of our intellectual property into our assessment and talent management services. Through the PDI acquisition, we acquired a sophisticated technology platform (PALMS) and a robust library of intellectual property. PALMS provides Korn Ferry with the client-facing technology platform to launch all assessment activities, a centralized database to track and analyze all assessment data and an e-learning platform to launch interactive, simulation based learning modules. In fiscal 2014, we completed implementation of a scalable intellectual property content repository, allowing us to leverage our IP across all products and services, within LTC and across lines of business. This enables us to continue to integrate PALMS across the entire LTC portfolio, and we have started work on a unified talent analytics layer to support Korn Ferry’s strategy to address this key industry trend.

Information technology is a key driver of Futurestep’s growth in RPO, project recruitment and search. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates. In fiscal 2014, we continued the integration of advanced, Internet-based sourcing, assessment and selection technologies into the engagement workflow. We expanded the use of Foresight, our data aggregation warehouse for analytical reporting of Futurestep recruiting activities across internal systems and external clients’ applicant tracking systems.

We are committed to investing in technology across all lines of business — extending the Company’s brand through integration with social networks — and delivering our unique intellectual property through smart phones and tablets. In fiscal 2014, Forte, a mobile/desktop application for career development and transitions, was enhanced to be used in more client situations, now not just for RPO but as a value-added component of broader LTC service offerings. It enables users to build a customized, personal development plan drawing on the Korn Ferry assessment and development portfolio.

We will continue to enhance our technology in order to strengthen our relationships with clients, expand our markets through new delivery channels and maintain a competitive advantage in offering the full range of executive talent management services.

3. Extend and Elevate the Korn Ferry Brand

Next to our people, the Korn Ferry brand is the strongest asset of the Company. Since inception, Korn Ferry has always maintained an aggressive stance in building our global presence and supporting our vision and ongoing growth through a comprehensive marketing approach. At the highest level, we will continue to extend and elevate the Korn Ferry brand to raise awareness and drive higher market share within key segments.

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

We drive additional awareness and brand equity through an aggressive global marketing program that leverages Korn Ferry Institute-generated thought leadership (whitepapers, bylined articles, and our award-winning Briefings periodical), aggressive media relations, social media, a sophisticated demand generation platform and other vehicles that include sponsorships, speaking opportunities, advertising and events.

4. Advance Korn Ferry as a Premier Career Destination

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

5. Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

In addition to our heritage as a provider of executive recruitment, we also offer clients RPO, Project Recruitment, Individual Search, Talent Consulting and Employer Branding services through Futurestep, and Board & CEO, Leadership Development, Succession Management, Talent Strategy & Organizational Alignment, and Workforce Performance, Inclusion & Diversity services through LTC.

We will continue to develop and add new products and services that our clients demand and continue to pursue a disciplined acquisition strategy, both of which are consistent with our strategic goals.

We continue to support an in-depth and ongoing professional development program called The Edge for our consultants and client-facing practitioners to further train them on our strategy, our various solutions and a systematic approach for broadening the conversations, and subsequently, the relationships with our clients.

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

We address the global recruitment and talent management needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview — Our executive recruitment services are typically used to fill executive-level positions, such as board directors, CEO’s, chief financial officers (“CFO”), chief operating officers (“COO”), chief information officers (“CIO”) and other senior executive officers. As part of being retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2014, we executed 8,144 executive recruitment assignments.

We utilize a standardized approach to placing talent that integrates research with our practical experience. Providing a more complete view of the candidate than is otherwise possible, we believe our proprietary tools generate better results in identifying the right person for the position. We call our executive recruitment methodology The Korn Ferry Advantage.

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

Once the position is defined and outlined via an enhanced job specification that embodies the desired leadership characteristics, a research team identifies, through the use of our proprietary databases and other information resources, companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and searches our databases containing profiles of approximately five million executives to assist in identifying individuals with the right background, cultural fit and abilities. These resources are a critical element in assessing the marketplace.

An original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings, using our proprietary behavioral interviewing approach. Candidates also complete Search AssessmentSM, a behavioral mapping tool that provides clients with insights into how candidates will lead, how they will approach and solve complex problems, what their emotional profile is likely to be and what motivates them to succeed. The client is then presented final qualified candidates to interview. We conduct due diligence and background verification of the candidates throughout the process, at times with the assistance of an independent third party.

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

Percentage of Fiscal 2014 Assignments by Industry Specialization

Global Markets:
Industrial	26%
Life Sciences/Healthcare Provider	19%
Technology	18%
Consumer	16%
Financial Services	14%

Regional Specialties:
Education/Not-for-Profit	7%

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

Percentage of Fiscal 2014 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	74%
Finance and Control	8%
Marketing and Sales	6%
Manufacturing/Engineering/Research and Development/Technology	5%
Human Resources and Administration	4%
Information Systems	3%

Regions

North America — We currently have 20 offices throughout the United States and Canada. In fiscal 2014, the region generated fee revenue of $306.8 million and opened 2,170 new engagements with an average of 198 consultants.

EMEA — We currently have 19 offices in 17 countries throughout the region. In fiscal 2014, the region generated fee revenue of $147.9 million and opened 1,456 new engagements with an average of 122 consultants.

Asia Pacific — We currently have 18 offices in 10 countries throughout the region. In fiscal 2014, the region generated fee revenue of $84.8 million and opened 982 new engagements with an average of 77 consultants.

South America — We currently operate a network of 8 offices in 7 countries covering the entire South American region. The region generated fee revenue of $29.4 million in fiscal 2014 and opened 444 new engagements with an average of 19 consultants.

Mexico — We currently serve our clients’ needs in two offices in Mexico through a subsidiary in which we hold a minority interest. Our share of the net earnings from our Mexico subsidiary was $1.8 million for the year ended April 30, 2014 and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income for the year ended April 30, 2014.

Client Base — Our 5,175 clients include many of the world’s largest and most prestigious public and private companies, and 59% of FORTUNE 500 companies were clients in fiscal 2014. In fiscal 2014, only one single client represented more than 1% of fee revenue, with that client representing 1.5%.

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

Leadership & Talent Consulting Services

Our strategic management assessment and executive coaching and development services are consolidated under the name Leadership & Talent Consulting to reflect the array of solutions we offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc., Lominger Consulting (“Lominger”) and LeaderSource in fiscal 2007, Lore International in fiscal

2009, SENSA Solutions in fiscal 2010, and PDI and Global Novations in fiscal 2013. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams and addresses five fundamental needs:

1.	Board & CEO Services;

2.	Leadership Development;

3.	Succession Management;

4.	Talent Strategy & Organizational Alignment; and

5.	Workforce Performance, Inclusion & Diversity.

Each of Korn Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools. As of April 30, 2014, we had LTC operations in 15 cities in North America, 9 in Europe, 12 in Asia Pacific, and 5 in Latin America.

Client Base — During fiscal 2014, LTC partnered with 2,414 clients across the globe, including 54% of the FORTUNE 500.

Competition — Our main competitors include firms like SAP, Oracle, Development Dimensions International, Center for Creative Leadership, Right Management, and SHL, a subsidiary of Corporate Executive Board. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of talent management. We believe the strong leadership brands that comprise LTC offer a robust, research-based leadership and talent management content.

Professional and Outsourced Solutions — Futurestep

Overview — Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, Project Recruitment, Individual Search, Talent Consulting and Employer Branding. Each Futurestep engagement leverages a world-class global recruitment process and best-in-class technology to maximize and measure quality.

Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 18 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to aid speed, efficiency and quality service for clients worldwide.

Futurestep RPO solutions are flexible and scalable, improving talent operations and delivering business impact for today’s large, complex and global organizations.

Project Recruitment services offer a proven, outsourced approach for managing multiple hires within a specific timeframe.

In terms of Search, Futurestep’s brand association with Korn Ferry has helped us become regarded by today’s industry leaders as a trusted resource for securing management and specialized talent on a professional level.

Talent Consulting services support clients with the wider aspects of the employee lifecycle including recruitment diagnostic, workforce planning, talent communication and employer brand, candidate assessment and selection and recruitment technology services.

Employer Branding services help clients create a compelling employer brand experience. We use the latest research techniques to identify each client’s unique Employer Value Proposition and then bring it to life across the full range of traditional and digital media.

Regions — We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2014, we had Futurestep operations in 9 cities in North America, 10 in Europe, 14 in Asia Pacific, and 2 in Latin America.

Client Base — During fiscal 2014, Futurestep partnered with 1,130 clients across the globe and 32% of Futurestep’s fiscal 2014 fee revenue was referred from Korn Ferry’s Executive Recruitment and LTC segments.

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

Professional Staff and Employees

We have a wealth of talent at our disposal. Our firm brings together the best and brightest from a wide range of disciplines and professions — everything from academic research and technology development to executive recruiting, consulting, and business leadership. We’re also a culturally diverse organization. Our people come from all over the world and speak a multitude of languages. For us, this diversity is a key source of strength. It means we have people who are able to challenge convention, offer unique perspectives, and generate innovative ideas. Equally important, it means we can think and act globally — just like our clients.

As of April 30, 2014, we had a total of 3,396 full-time employees. Of this, 1,566 were executive recruitment employees consisting of 432 consultants and 1,134 associates, researchers, administrative and support staff. In addition, there are 10 consultants in our unconsolidated Mexico office. LTC had 794 employees as of April 30, 2014, consisting of 127 consultants and 667 associates, researchers, administrative and support staff. Futurestep had 958 employees as of April 30, 2014, consisting of 87 consultants and 871 administrative and support staff. Corporate had 78 professionals at April 30, 2014. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2014. Financial information regarding our business segments for fiscal 2013 and 2012 and additional information for fiscal 2014 is contained in Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2014	Number of Consultants as of April 30, 2014
	(dollars in thousands)
Executive Recruitment:
North America	$306,768	$70,256	20	200
EMEA	147,917	23,168	19	128
Asia Pacific	84,816	17,274	18	84
South America	29,374	5,654	8	20

Total Executive Recruitment (1)	568,875	116,352	65	432
LTC (2)	254,636	23,847	9	127
Futurestep (3)	136,790	13,352	10	87
Corporate	—	(61,943)	—	—

Total	$960,301	$91,608	84	646

(1)	Executive Recruitment partially occupies 2 of Futurestep offices globally in 2 countries and 1 of LTC offices globally in 1 country.

(2)	Leadership & Talent Consulting partially occupies 34 of the executive recruitment offices globally in 20 countries.

(3)	Futurestep partially occupies 26 of the executive recruitment offices globally in 15 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the regions in which the Company operates:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Fee Revenue:
United States	$507,280	$416,987	$383,955
Canada	38,113	42,263	45,164
EMEA	232,329	192,242	196,514
Asia Pacific	145,452	124,720	128,281
South America	37,127	36,619	36,591

Total	$960,301	$812,831	$790,505

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

We compete with other executive recruitment and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In 2014, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 2% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 5% of our net revenues. This risk is heightened due to the general portability of a consultant’s business; consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Recruitment, LTC or Futurestep, or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing executive search, LTC or Futurestep consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing executive search consultant at another executive search or consulting firm. If we fail to limit departing consultants from moving business or recruiting our consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

Acquisitions, or our inability to effect acquisitions, may have an adverse effect on our business.

As part of our growth strategy, we have completed strategic acquisitions of businesses in the last several years, including our acquisitions of PDI and Global Novations in fiscal 2013. While we may, under certain circumstances, pursue additional acquisitions in the future, our ability to consummate such acquisitions on satisfactory terms will depend on:

•	the extent to which acquisition opportunities become available;

•	our success in bidding for the opportunities that do become available;

•	negotiating terms that we believe are reasonable; and

•	regulatory approval, if required.

Our ability to make strategic acquisitions may also be conditioned on our ability to fund such acquisitions through the incurrence of debt or the issuance of equity. If we are required to incur substantial indebtedness in connection with an acquisition, and the results of the acquisition are not favorable, the increased indebtedness could decrease the value of our equity. In addition, if we need to issue additional equity to consummate an acquisition, doing so would cause dilution to existing stockholders.

If we are unable to make strategic acquisitions, or the acquisitions we do make are not on terms favorable to us or not effected in a timely manner, it may impede the growth of our business, which could adversely impact our profitability and our stock price.

Our ability to integrate future acquisition, if any, could negatively affect our business and profitability.

Our future success may depend in part on our ability to complete the integration of the acquisition target successfully into our operations. The process of integrating an acquired business may subject us to a number of risks, including:

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, which negatively affects our financial condition and results of operations, as evidenced by our results of operations during the Great Recession of 2008 and 2009 that continued to impact our results of operations through fiscal 2010. We may also experience more competitive pricing pressure during periods of economic decline. While the economic activity in the regions and industries in which we operate has shown improvement, general market uncertainty continues to exist. If such uncertainty persists, if the national or global economy or credit market conditions in general deteriorate, or if the unemployment rate increases, such uncertainty or changes could put additional negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients may experience reduced access to credit and lower revenues resulting in their inability to meet their payment obligations to us.

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

The expansion of social media platforms presents new risks and challenges.

The inappropriate and/or unauthorized use of certain media vehicles could cause damage to our brand or information leakage that could lead to legal implications, including from improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill. Further, the disclosure of our sensitive non-public information through external media channels could lead to information loss, as there might not be structured processes in place to secure and protect information. Identifying new points of entry as social media continues to expand presents new challenges.

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

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. In fiscal 2013, we discovered that our computer network was the target of a criminal data breach that accessed certain such information obtained from our clients, candidates and employees. The information we collected about this breach suggests that the intrusion falls within the category of an “Advanced Persistent Threat”, which is activity consistent with state sponsored cyber criminals. Although this data breach was limited in scope, and as such, did not have a material adverse effect on our operations or financial reporting capabilities, future breaches of this nature as well as any other security breach or other misuse of our data could lead to improper disclosure of Company information, including information obtained from our clients, candidates and employees, that could harm our reputation, lead to legal exposure, divert management attention and resources, increase our operating expenses due to the employment of consultants and third party experts and the purchase of additional infrastructure, and/or subject us to liability, resulting in increased costs and loss of revenue. More specifically, since fiscal 2013, we have incurred such costs to bolster our security against future attacks; such efforts and expenditures, however, cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements and qualified consultants, and could potentially damage currently existing client relationships.

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

We have invested in developing specialized technology and intellectual property, including proprietary systems, processes and methodologies, such as Searcher Express and KF Insight, that we believe provide us a competitive advantage in serving our current clients and winning new engagements. Many of our service and product offerings rely on specialized technology or intellectual property that is subject to rapid change, and to the extent that this technology and intellectual property is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or intellectual property or that our technology and intellectual property will effectively compete with the intellectual property developed by our competitors. If we are unable to develop new technology and intellectual property or if our competitors develop better technology or intellectual property, our revenues and results of operations could be adversely affected.

We face risks associated with social and political instability, legal requirements, economic conditions and currency fluctuations in our international operations.

We operate in 37 countries and during the year ended April 30, 2014, generated 47% of our fee revenue from operations outside of the United States. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

A material portion of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Most of our international expenses and revenue are denominated in foreign currencies. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we have operations. Fluctuations in the value of those currencies in relation to the United States dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation or transaction risks, which may adversely affect our financial condition and results of operations.

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

Goodwill is initially recorded as the excess of amounts paid over the fair value of net assets acquired. While goodwill is not amortized, it is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment, if we experience unexpected significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges could substantially affect our results of operations and net worth in the periods of such charges.

We may not be able to align our cost structure with our revenue level which in turn may require additional financing in the future that may not be available at all or may be available only on unfavorable terms.

We continuously evaluate our cost base in relation to projected near to mid-term demand for our services in an effort to align our cost structure with the current realities of our markets. If actual or projected fee revenue are negatively impacted by weakening customer demand, we may find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. There is, however, no guarantee that if we do take such measures that such measures will properly align our cost structure to our revenue level. Any failure to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, restructuring, deferred compensation, goodwill and other intangible assets, contingencies, annual performance related bonuses, allowance for doubtful accounts, marketable securities, share-based payments and deferred income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located in Los Angeles, California. We lease all 84 of our Executive Recruitment, Leadership & Talent Consulting, and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2014, we leased an aggregate of approximately 853,127 square feet of office space. The leases generally are for terms of one to 12 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Gary D. Burnison	53	President and Chief Executive Officer
Robert P. Rozek	53	Executive Vice President and Chief Financial Officer
RJ Heckman	46	President of Leadership & Talent Consulting
Byrne Mulrooney	53	Chief Executive Officer, Futurestep

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Gary D. Burnison has been President and Chief Executive Officer since July 2007. He was Executive Vice President and Chief Financial Officer from March 2002 until June 30, 2007 and Chief Operating Officer from November 2003 until June 30, 2007. Prior to joining Korn Ferry, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, an investment bank and brokerage firm, from 1995 to 1999. Earlier, Mr. Burnison was a partner at KPMG Peat Marwick.

Robert P. Rozek joined the Company in February 2012 as our Executive Vice President and Chief Financial Officer. Prior to joining Korn Ferry, he served as Executive Vice President and Chief Financial Officer of Cushman & Wakefield, Inc., a privately held commercial real estate services firm, from June 2008 to February 2012. Prior to joining Cushman & Wakefield, Inc., Mr. Rozek served as Senior Vice President and Chief Financial Officer of Las Vegas Sands Corp, a leading global developer of destination properties (integrated resorts) that feature premium accommodations, world-class gaming and entertainment, convention and exhibition facilities and many other amenities, from 2006 to 2008. Prior to that, Mr. Rozek held senior leadership positions at Eastman Kodak, and spent five years as a partner with PricewaterhouseCoopers LLP.

RJ Heckman was appointed President of Leadership & Talent Consulting in April 2013. He is responsible for driving the global growth of our Leadership & Talent Consulting services. From 2008 until he joined the Company he served as president and Chief Executive Officer of PDI. During that time, he led the acquisition and integration of Ninth House and positioned PDI to become the premier global leadership solutions organization. Prior to this role, he held key leadership positions at Honeywell and AT&T. Mr. Heckman has a Ph.D. in industrial and organizational psychology from the University of Tulsa.

Byrne Mulrooney joined the Company in April 2010 as Chief Executive Officer of Futurestep. Prior to joining Korn Ferry, he was President and Chief Operating Officer of Flynn Transportation Services, a third party logistics company, from 2007 to 2010. Prior to that, he led Spherion’s workforce solutions business in North America, which provides workforce solutions in professional services and general staffing, including recruitment process outsourcing and managed services, from 2003 to 2007. Mr. Mulrooney held executive positions for almost 20 years at EDS and IBM in client services, sales, marketing and operations. Mr. Mulrooney is a graduate of Villanova University in Pennsylvania. He holds a master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY”. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2014
First Quarter	$20.66	$15.73
Second Quarter	$24.05	$17.48
Third Quarter	$26.58	$22.21
Fourth Quarter	$30.75	$21.89

Fiscal Year Ended April 30, 2013
First Quarter	$16.54	$12.10
Second Quarter	$15.94	$12.73
Third Quarter	$17.22	$12.83
Fourth Quarter	$19.38	$15.15

On June 23, 2014, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $28.23 per share and there were approximately 12,257 beneficial shareholders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2009 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

In fiscal 2011, we established a new peer group, which the Company continues to use today, comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 15 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International Inc. (RHI), The Corporate Executive Board Company (CEB), The Dun & Bradsheet Corporation (DNB), Towers Watson & Co. (TW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

*	$100 invested on 4/30/09 in stock or index-including reinvestment of dividends. Fiscal year ending April 30, 2014.

Copyright © 2014, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Dividends

We have not paid any cash dividends on our common stock since April 30, 1996, and we currently have no plans to pay any cash dividends on our common stock. Our senior unsecured revolving credit agreement permits us to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

Stock Repurchase Program

The Board of Directors has authorized the Company to repurchase up to $50.0 million of the Company’s outstanding shares of common stock pursuant to an issuer repurchase program. Since this program was approved on November 2, 2007 through April 30, 2014, we have repurchased approximately $25.6 million of the Company’s common stock under this program. Our future dividend policy as well as any decision to execute on our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior unsecured revolving credit agreement requires us to maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2014:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2014 — February 28, 2014	7,279	$23.51	—	$24.4 million
March 1, 2014 — March 31, 2014	—	$—	—	$24.4 million
April 1, 2014 — April 30, 2014	1,806	$28.59	—	$24.4 million

Total	9,085	$24.52	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

(2)	On November 2, 2007, the Board of Directors approved the repurchase of up to $50 million of the Company’s common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2014, 2013 and 2012 and the selected balance sheet data as of April 30, 2014 and 2013 are derived from our consolidated financial statements, audited by Ernst & Young LLP, appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2012, 2011 and 2010 and the selected statement of income data set forth below for the fiscal years ended April 30, 2011 and 2010 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2014	2013 (1)	2012	2011	2010
	(in thousands, except per share data and other operating data)
Selected Statement of Income Data:
Fee revenue	$960,301	$812,831	$790,505	$744,249	$572,380
Reimbursed out-of-pocket engagement expenses	35,258	36,870	36,254	32,002	27,269

Total revenue	995,559	849,701	826,759	776,251	599,649
Compensation and benefits	646,889	555,346	534,186	507,405	413,340
General and administrative expenses	152,040	142,771	138,872	116,494	115,280
Reimbursed expenses	35,258	36,870	36,254	32,002	27,269
Cost of services	39,910	28,977	19,635	19,764	14,316
Depreciation and amortization	26,172	19,004	14,017	12,671	11,493
Restructuring charges, net (2)	3,682	22,857	929	2,130	20,673

Total operating expenses	903,951	805,825	743,893	690,466	602,371

Operating income (loss)	91,608	43,876	82,866	85,785	(2,722)
Other income (loss), net	9,769	6,309	(271)	6,454	10,066
Interest expense, net	(2,363)	(2,365)	(1,791)	(2,535)	(2,622)
Equity in earnings of unconsolidated subsidiaries, net	2,169	2,110	1,850	1,862	91
Provision (benefit) for income taxes	28,492	16,637	28,351	32,692	(485)

Net income	$72,691	$33,293	$54,303	$58,874	$5,298

Basic earnings per share	$1.51	$0.71	$1.17	$1.30	$0.12
Diluted earnings per share	$1.48	$0.70	$1.15	$1.27	$0.12
Basic weighted average common shares outstanding	48,162	47,224	46,397	45,205	44,413
Diluted weighted average common shares outstanding	49,145	47,883	47,261	46,280	45,457

	Year Ended April 30,
	2014	2013 (1)	2012	2011	2010
	(in thousands, except per share data and other operating data)
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$306,768	$290,317	$305,717	$306,180	$224,549
EMEA	147,917	128,807	141,409	137,398	122,194
Asia Pacific	84,816	73,221	82,230	81,951	59,858
South America	29,374	30,134	31,846	29,177	20,715

Total executive recruitment	568,875	522,479	561,202	554,706	427,316
Leadership & Talent Consulting	254,636	168,115	115,407	99,352	77,085
Futurestep	136,790	122,237	113,896	90,191	67,979

Total fee revenue	$960,301	$812,831	$790,505	$744,249	$572,380

Number of offices (at period end)	84	87	76	76	76
Number of consultants (at period end)	646	607	522	562	547
Number of new engagements opened	10,050	9,624	10,409	10,683	8,793
Number of full-time employees:
Executive recruitment	1,566	1,471	1,471	1,494	1,387
Leadership & Talent Consulting	794	886	291	280	277
Futurestep	958	835	826	628	487
Corporate	78	80	66	61	48

Total full-time employees	3,396	3,272	2,654	2,463	2,199

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$333,717	$224,066	$282,005	$246,856	$219,233
Marketable securities (3)	134,559	141,916	135,734	122,231	77,219
Working capital	275,021	178,549	278,343	207,731	182,781
Total assets	1,233,666	1,115,229	1,014,689	971,680	827,098
Long-term obligations	191,197	182,210	163,489	159,477	137,673
Total stockholders’ equity	755,536	664,468	629,476	578,337	491,342

(1)	Due to the acquisitions of PDI and Global Novations, which collectively accounted for $45.6 million and $162.4 million of fee revenue and total assets, respectively, during fiscal 2013, financial data trends for fiscal years 2014 and 2013 are not comparative to prior periods. See Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2013 acquisitions.

(2)	During fiscal 2014, the Company continued the implementation of the fiscal 2013 restructuring plan in order to integrate the prior year acquisitions by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. As a result, we recorded $0.8 million of severance and $2.9 million relating to the consolidation of premises. During fiscal 2013, we implemented restructuring plans in order to rationalize our cost structure in response to anticipated revenue levels and to focus on the integration synergies associated with the current year acquisitions. As a result, we recorded $22.8 million of restructuring charges with $16.3 million of severance and $6.5 million relating to the consolidation of premises. During fiscal 2012 and 2011, we increased our previously recorded restructuring charges by $0.9 million and $2.1 million, respectively, primarily related to the inability to sublease space, which was included in the original estimate. During fiscal 2010, our restructuring initiatives resulted in restructuring charges of $25.8 million against operations, of which $16.0 million and $9.8 million related to severance costs and the consolidation of premises, respectively. These restructuring charges were partially offset by $5.1 million of reductions from previous restructuring charges resulting in net restructuring costs of $20.7 million during fiscal 2010.

(3)	As of April 30, 2014, 2013, 2012, 2011 and 2010, the Company’s marketable securities included $116.2 million, $98.0 million, $82.2 million, $71.4 million and $69.0 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5 — Marketable Securities in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients design strategies to assist in building and attracting their talent. We are a premier provider of executive recruitment, leadership and talent consulting and talent acquisition solutions with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, consulting and solutions services through Leadership & Talent Consulting (“LTC”) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 74% of the executive recruitment searches we performed in fiscal 2014 were for board level, chief executive and other senior executive and general management positions. Our 5,175 clients in fiscal 2014 included many of the world’s largest and most prestigious public and private companies, including approximately 59% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 80% of assignments performed during fiscal 2014 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2015 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including LTC and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

During fiscal 2014, 88% of our top 50 clients utilized at least two of our service lines. During fiscal 2013, we completed the acquisitions of Minneapolis-based PDI Ninth House (“PDI”), a leading, globally-recognized provider of leadership assessment and development solutions and Global Novations, LLC (“Global Novations”), a leading provider of diversity and inclusion and leadership development solutions, which are collectively referred to herein as the “prior year acquisitions” (see Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, for additional information regarding acquisitions completed during fiscal 2013). As a result, in fiscal 2013, we implemented a restructuring plan focused on realizing the planned synergies associated with the prior year acquisitions. We continued to implement this plan during the first half of fiscal 2014 and in connection with the plan, recorded restructuring charges of $3.7 million during fiscal 2014, of which $2.9 million was for facility costs in order to integrate PDI by consolidating and eliminating redundant office space around the world and severance costs of $0.8 million to consolidate certain overhead functions.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries), and/or integration/acquisition and certain separation costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as substitutes for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes these non-GAAP financial measures because management believes they are useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from Adjusted EBITDA.

Fee revenue increased $147.5 million, or 18% (9% increase in fee revenue when adjusting for the prior year acquisitions) in fiscal 2014 to $960.3 million compared to $812.8 million in fiscal 2013, with increases in fee revenue in LTC, Executive Recruitment and Futurestep. During fiscal 2014, we recorded operating income of $91.6 million with Executive Recruitment, LTC and Futurestep segments contributing $116.4 million, $23.8 million, and $13.3 million, respectively, offset by corporate expenses of $61.9 million. Net income for fiscal 2014 and 2013 was $72.7 million and $33.3 million, respectively. Adjusted EBITDA during fiscal 2014 was $138.3 million with Executive Recruitment, LTC and Futurestep segments contributing $127.8 million, $37.6 million and $16.9 million, respectively, offset by corporate expenses of $44.0 million. Adjusted EBITDA increased $40.5 million in fiscal 2014 to $138.3 million from adjusted EBITDA of $97.8 million in fiscal 2013.

Our cash, cash equivalents and marketable securities increased $102.3 million, or 28%, to $468.3 million at April 30, 2014, compared to $366.0 million at April 30, 2013, mainly due to cash provided by operations, partially offset by bonuses earned in fiscal 2013 and paid during the first quarter of fiscal 2014 and $15.0 million in contingent consideration also paid during the first quarter of fiscal 2014 to the selling stockholders of PDI. As of April 30, 2014, we held marketable securities to settle obligations under our Executive Capital Accumulation

Plan (“ECAP”) with a fair value of $116.2 million. Our vested and unvested obligations for which these assets were held in trust totaled $117.6 million as of April 30, 2014. Our working capital increased by $96.5 million to $275.0 million in fiscal 2014. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at April 30, 2014 or 2013. As of April 30, 2013, under our previous senior secured credit agreement we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that were outstanding. There is no restricted cash requirement under our current senior unsecured revolving credit agreement and, as a result, the Company had no restricted cash balance as of April 30, 2014. As of April 30, 2014 and 2013, there was $2.8 million and $2.7 million, respectively of standby letters of credit issued under our long-term debt arrangements. We have a total of $1.5 million and $1.4 million of standby letters of credits with other financial institutions as of April 30, 2014 and 2013, respectively.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements. Preparation of our periodic filings requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. In preparing our consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies discussed below as critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in the following paragraphs. Senior management has discussed the development, selection and key assumptions of the critical accounting estimates with the Audit Committee of the Board of Directors.

Revenue Recognition. Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide professional services related to executive recruitment activities and recruitment for non-executive professionals on a retained basis, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals are generally one-third of the estimated first year cash compensation of the placed executive plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue on a straight-line basis over a three month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered. Fee revenue from LTC services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract

(generally 12 months). Revenue from perpetual licenses is recognized when the license is sold. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness and coaching and development. The Company recognizes revenue for its products when the product has been sold. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

Annual Performance Related Bonuses. Each quarter, management records its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant (employees who originate business) productivity (as measured by engagement fees billed and collected by executive search consultants and revenue for LTC and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions impact on our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate, and any changes in the estimate are reported in current operations. Such changes in the bonus estimates historically have not been significant and are recorded in current operations in the period in which they are determined.

Deferred Compensation. Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions would significantly impact the liability and related cost on our consolidated balance sheet and statement of income, respectively. Management engages an independent actuary to periodically review these assumptions in order to confirm that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our deferred compensation liability and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

Carrying Values. Valuations are required under GAAP to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are carrying value of receivables, goodwill, intangible assets, fair value of contingent consideration, and recoverability of deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants. A market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available), is used to corroborate the discounted cash flow analysis performed at each reporting unit. The Company also reconciles the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairments in conjunction with our annual goodwill impairment assessment performed as of January 31, 2014. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2014 that would have required further testing.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

•	A prolonged downturn in the business environment in which the reporting units operate;

•	An economic climate that significantly differs from our future profitability assumptions in timing or degree; and

•	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2014	2013	2012
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.7	4.5	4.6

Total revenue	103.7	104.5	104.6
Compensation and benefits	67.4	68.3	67.6
General and administrative expenses	15.8	17.6	17.5
Reimbursed expenses	3.7	4.5	4.6
Cost of services	4.2	3.6	2.5
Depreciation and amortization	2.7	2.3	1.8
Restructuring charges, net	0.4	2.8	0.1

Operating income	9.5	5.4	10.5

Net income	7.6%	4.1%	6.9%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2014		2013		2012
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Recruitment:
North America	$306,768	31.9%	$290,317	35.7%	$305,717	38.7%
EMEA	147,917	15.4	128,807	15.9	141,409	17.9
Asia Pacific	84,816	8.8	73,221	9.0	82,230	10.4
South America.	29,374	3.1	30,134	3.7	31,846	4.0

Total Executive Recruitment	568,875	59.2	522,479	64.3	561,202	71.0
LTC	254,636	26.5	168,115	20.7	115,407	14.6
Futurestep	136,790	14.3	122,237	15.0	113,896	14.4

Total fee revenue	960,301	100.0%	812,831	100.0%	790,505	100.0%

Reimbursed out-of-pocket engagement expense	35,258		36,870		36,254

Total revenue	$995,559		$849,701		$826,759

	Year Ended April 30,
	2014		2013		2012
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive Recruitment:
North America	$70,256	22.9%	$58,832	20.3%	$75,580	24.7%
EMEA	23,168	15.7	9,173	7.1	13,288	9.4
Asia Pacific	17,274	20.4	6,973	9.5	11,859	14.4
South America.	5,654	19.2	5,987	19.9	9,207	28.9

Total Executive Recruitment	116,352	20.5	80,965	15.5	109,934	19.6
LTC	23,847	9.4	6,424	3.8	16,360	14.2
Futurestep	13,352	9.8	10,975	9.0	8,445	7.4
Corporate	(61,943)		(54,488)		(51,873)

Total operating income (loss)	$91,608	9.5%	$43,876	5.4%	$82,866	10.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Year Ended April 30, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$306,768	$147,917	$84,816	$29,374	$568,875	$254,636	$136,790	$—	$960,301
Total revenue	$321,473	$152,525	$87,606	$29,586	$591,190	$262,962	$141,407	$—	$995,559
Net income									$72,691
Other income, net									(9,769)
Interest expense, net									2,363
Equity in earnings of unconsolidated subsidiaries, net									(2,169)
Income tax provision									28,492

Operating income (loss)	$70,256	$23,168	$17,274	$5,654	$116,352	$23,847	$13,352	$(61,943)	$91,608
Depreciation and amortization	3,579	2,727	1,383	323	8,012	12,491	1,797	3,872	26,172
Other income, net	631	632	203	303	1,769	106	583	7,311	9,769
Equity in earnings of unconsolidated subsidiaries, net	383	—	—	—	383	—	—	1,786	2,169

EBITDA	74,849	26,527	18,860	6,280	126,516	36,444	15,732	(48,974)	129,718
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$75,665	$26,987	$18,920	$6,280	$127,852	$37,593	$16,866	$(44,017)	$138,294

Adjusted EBITDA margin	24.7%	18.2%	22.3%	21.4%	22.5%	14.8%	12.3%		14.4%

	Year Ended April 30, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$290,317	$128,807	$73,221	$30,134	$522,479	$168,115	$122,237	$—	$812,831
Total revenue	$305,993	$132,988	$75,359	$30,491	$544,831	$176,566	$128,304	$—	$849,701
Net income									$33,293
Other income, net									(6,309)
Interest expense, net									2,365
Equity in earnings of unconsolidated subsidiaries, net									(2,110)
Income tax provision									16,637

Operating income (loss)	$58,832	$9,173	$6,973	$5,987	$80,965	$6,424	$10,975	$(54,488)	43,876
Depreciation and amortization	4,726	2,347	1,546	372	8,991	6,012	1,180	2,821	19,004
Other income (loss), net	466	95	200	32	793	(75)	51	5,540	6,309
Equity in earnings of unconsolidated subsidiaries, net	434	—	—	—	434	—	—	1,676	2,110

EBITDA	64,458	11,615	8,719	6,391	91,183	12,361	12,206	(44,451)	71,299
Restructuring charges, net	3,583	3,982	629	—	8,194	10,198	3,527	938	22,857
Transaction and integration costs	—	—	—	—	—	—	—	3,106	3,106
Separation costs	—	516	—	—	516	—	—	—	516

Adjusted EBITDA	$68,041	$16,113	$9,348	$6,391	$99,893	$22,559	$15,733	$(40,407)	$97,778

Adjusted EBITDA margin	23.4%	12.5%	12.8%	21.2%	19.1%	13.4%	12.9%		12.0%

	Year Ended April 30, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$305,717	$141,409	$82,230	$31,846	$561,202	$115,407	$113,896	$—	$790,505
Total revenue	$323,116	$146,573	$84,279	$32,517	$586,485	$120,281	$119,993	$—	$826,759
Net income									$54,303
Other loss, net									271
Interest expense, net									1,791
Equity in earnings of unconsolidated subsidiaries, net									(1,850)
Income tax provision									28,351

Operating income (loss)	$75,580	$13,288	$11,859	$9,207	$109,934	$16,360	$8,445	$(51,873)	82,866
Depreciation and amortization	4,624	1,881	1,268	367	8,140	2,613	1,070	2,194	14,017
Other income (loss), net	5	(149)	60	(61)	(145)	146	41	(313)	(271)
Equity in earnings of unconsolidated subsidiaries, net	159	—	—	—	159	—	—	1,691	1,850

EBITDA	80,368	15,020	13,187	9,513	118,088	19,119	9,556	(48,301)	98,462
Restructuring charges, net	(15)	897	—	(99)	783	—	146	—	929
Separation costs	—	—	—	—	—	—	920	999	1,919

Adjusted EBITDA	$80,353	$15,917	$13,187	$9,414	$118,871	$19,119	$10,622	$(47,302)	$101,310

Adjusted EBITDA margin	26.3%	11.3%	16.0%	29.6%	21.2%	16.6%	9.3%		12.8%

Fiscal 2014 Compared to Fiscal 2013

Fee Revenue

Fee Revenue. Fee revenue increased $147.5 million, or 18%, to $960.3 million in fiscal 2014 compared to $812.8 million in fiscal 2013. Adjusting for the prior year acquisitions, fee revenue increased $75.6 million as compared to the year-ago period. This increase in fee revenue was primarily attributable to an increase in fee revenue in Executive Recruitment, and to a lesser extent, an increase in Leadership & Talent Consulting and Futurestep fee revenue. Exchange rates unfavorably impacted fee revenue by $7.5 million or 1% in fiscal 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $568.9 million, an increase of $46.4 million, or 9%, in fiscal 2014 compared to $522.5 million in fiscal 2013. As detailed below, Executive Recruitment fee revenue increased in North America, EMEA and Asia Pacific offset by a decrease in fee revenue in South America in fiscal 2014 compared to fiscal 2013. The increase in Executive Recruitment fee revenue was mainly due to an 8% increase in the number of Executive Recruitment engagements billed in fiscal 2014 compared to fiscal 2013 and a 1% increase in the weighted-average fees billed per engagement during the same period. Exchange rates unfavorably impacted fee revenue by $5.3 million or 1% in fiscal 2014.

North America reported fee revenue of $306.8 million, an increase of $16.5 million, or 6%, in fiscal 2014 compared to $290.3 million in fiscal 2013. North America’s increase in fee revenue was primarily due to a 3% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement during fiscal 2014 compared to fiscal 2013. The overall increase in fee revenue was primarily driven by increases in fee revenue in the life sciences/healthcare, financial services, technology and education/non-profit sectors, partially offset by a decline in the industrial sector. Exchange rates unfavorably impacted fee revenue by $1.7 million or 1% in fiscal 2014.

EMEA reported fee revenue of $147.9 million, an increase of $19.1 million, or 15%, in fiscal 2014 compared to $128.8 million in fiscal 2013. EMEA’s increase in fee revenue was primarily driven by an 11% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement in fiscal 2014 compared to fiscal 2013. The increase in performance in the United Kingdom, France, Netherlands, Belgium and Germany were the primary contributors to the increase in fee revenue in fiscal 2014 compared to fiscal 2013. In terms of business sectors, industrial, financial services, life sciences/healthcare, consumer goods and technology experienced the largest increases in fee revenue in fiscal 2014 compared to the prior year. Exchange rates favorably impacted fee revenue by $3.8 million or 3% in fiscal 2014.

Asia Pacific reported fee revenue of $84.8 million, an increase of $11.6 million, or 16%, in fiscal 2014 compared to $73.2 million in fiscal 2013. The increase in fee revenue was mainly due to a 15% increase in the number of engagements billed and a 1% increase in weighted-average fees billed per engagement in fiscal 2014 compared to fiscal 2013. The increase in performance in Australia, Singapore and China were the primary contributors to the increase in fee revenue. The largest increases in fee revenue were experienced in the life sciences/healthcare, financial services, industrial and consumer goods sectors in fiscal 2014 compared to the prior year, partially offset by a decrease in the technology sector. Exchange rates unfavorably impacted fee revenue by $4.3 million or 6% in fiscal 2014.

South America reported fee revenue of $29.4 million, a decrease of $0.8 million, or 3%, in fiscal 2014 compared to $30.2 million in fiscal 2013. The decrease in fee revenue was mainly due to a 7% decrease (a 2% increase on a constant currency basis) in the weighted-average fees billed per engagement, offset by a 5% increase in the number of engagements billed in fiscal 2014 compared to fiscal 2013. The decrease in performance in Peru, Colombia and Chile were the primary contributors to the decrease in fee revenue, offset by an increase in fee revenue in Venezuela and Brazil. In terms of business sectors, industrial and education/non-profit sectors were the main sectors contributing to the decrease in fee revenue in fiscal 2014 compared to the prior year, partially offset by an increase in fee revenue in the life sciences/healthcare and consumer goods sectors during the same period. Exchange rates unfavorably impacted fee revenue for South America by $3.1 million or 10% in fiscal 2014.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $254.6 million, an increase of $86.5 million, or 51%, in fiscal 2014 compared to $168.1 million in fiscal 2013. Adjusting for the two prior year acquisitions, fee revenue increased $14.6 million, or 9%, as compared to the prior year. Fee revenue increased due to an increase in consulting fee revenue of $11.2 million, or 8%, in fiscal 2014 compared to fiscal 2013, and an increase in product revenue of $3.4 million during the same period. Exchange rates unfavorably impacted fee revenue by $0.8 million in fiscal 2014.

Futurestep. Futurestep reported fee revenue of $136.8 million, an increase of $14.6 million, or 12%, in fiscal 2014 compared to $122.2 million in fiscal 2013. Improvement in Futurestep fee revenue was primarily driven by increases in recruitment process outsourcing and non-executive and other professional recruitment. The increase in Futurestep’s fee revenue was due to a 6% increase in the weighted-average fees billed per engagement and a 6% increase in the number of engagements billed in fiscal 2014 compared to the prior year. Exchange rates unfavorably impacted fee revenue by $1.4 million or 1% in fiscal 2014.

Compensation and Benefits

Compensation and benefits expense increased $91.6 million, or 16%, to $646.9 million in fiscal 2014 from $555.3 million in fiscal 2013. Adjusting for the prior year acquisitions, compensation and benefits increased $50.2 million as compared to fiscal 2013. Contributing to the increase in compensation and benefits expense was an increase in performance related bonus expense of $29.9 million due to the mix in pre-bonus earnings before restructuring charges by operating segment and an increase in fee revenue for fiscal 2014 compared to the prior year. In addition, there was an increase of $15.0 million in salaries and related payroll taxes, $5.4 million increase in deferred compensation ($3.2 million was related to amortization of amounts contributed by the Company and $2.2 million to the increase in fair value of the underlying investments that the contributions are allocated to) and $2.3 million in separation costs, offset by a decrease in employee insurance costs of $3.2 million and a change in the cash surrender value of the company owned life insurance that decreased compensation and benefits expense by $1.7 million more in fiscal 2014 compared to the prior year. The increase in salaries and related payroll taxes was due to a 12% increase in the average headcount for fiscal 2014 compared to fiscal 2013. Exchange rates favorably impacted compensation and benefits expenses by $5.2 million or 1% during fiscal 2014.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $7.8 million in fiscal 2014 compared to $5.6 million in fiscal 2013. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $9.5 million and $7.6 million in fiscal 2014 and 2013, respectively, recorded in other income (loss), net on the consolidated statements of income.

Executive Recruitment compensation and benefits expense increased $20.6 million, or 6%, to $374.7 million in fiscal 2014 compared to $354.1 million in fiscal 2013. This increase was primarily due to an increase of $20.4 million in performance related bonus expense due to the increase in pre-bonus earnings before restructuring. The rest of the increase was due to an increase in salaries and related payroll taxes of $2.2 million, an increase in the amortization of certain deferred of $1.5 million and a $1.2 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease in employee insurance costs of $2.7 million and a decrease in separation costs of $1.7 million. The increase in salaries and related payroll taxes was due to an increase in the average headcount for fiscal 2014 compared to fiscal 2013. Executive Recruitment compensation and benefits expense decreased as a percentage of fee revenue to 66% in fiscal 2014 from 68% in fiscal 2013.

Leadership & Talent Consulting compensation and benefits expense increased $53.4 million, or 56%, to $149.2 million in fiscal 2014 from $95.8 million in fiscal 2013. Adjusting for the prior year acquisitions, compensation and benefits increased $12.0 million as compared to fiscal 2013. The change was driven by increases in both performance related bonus expense of $5.6 million and $5.0 million in salaries and related payroll taxes, both due to a 43% increase in the average headcount (excluding prior year acquisitions) during fiscal 2014 compared to fiscal 2013. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue was 59% in fiscal 2014 compared to 57% in fiscal 2013.

Futurestep compensation and benefits expense increased $11.0 million, or 13%, to $93.8 million in fiscal 2014 from $82.8 million in fiscal 2013. The change was driven by increases in both salaries and related payroll taxes and temporary contractors of $4.9 million and $1.9 million, respectively. The increase in salaries and related payroll taxes was due to a 8% increase in the average headcount and the increase in the use of temporary contractors was primarily associated with an increase in staffing to accommodate a number of larger RPO contracts won by the Company in fiscal 2014 and for which delivery began in the last two quarters of fiscal 2014 and will continue in subsequent periods. Also contributing to an increase in compensation and benefits expense was a $1.5 million increase in performance related bonus expense due to the increase in pre-bonus earnings before restructuring and an increase in the fair value of vested amounts owed under certain deferred compensation plans of $0.5 million. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in fiscal 2014 compared to 68% in fiscal 2013.

Corporate compensation and benefits expense increased $6.6 million, or 29%, to $29.2 million in fiscal 2014 from $22.6 million in fiscal 2013 mainly due to an increase of $4.2 million in separation charges and $2.4 million increase in performance related bonus expense. The increases in performance related bonus expense was due to the increase in the Company’s overall profitability. Also contributing to an increase in compensation and benefits expense was an increase in the fair value of vested amounts owed under certain deferred compensation plans of $0.5 million, offset by the change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $8.2 million and $6.5 million in fiscal 2014 and 2013, respectively. The larger increase in CSV of COLI in fiscal 2014 was due to a larger increase in the underlying investments due to market changes. COLI is held to fund certain deferred compensation retirement plans.

General and Administrative Expenses

General and administrative expenses increased $9.2 million, or 6%, to $152.0 million in fiscal 2014 compared to $142.8 million in fiscal 2013. Adjusting for the prior year acquisitions, general and administrative expenses decreased by $1.1 million as compared to fiscal 2013. The decrease in general and administrative expenses was due to a favorable foreign exchange rate that resulted in a foreign exchange gain of $1.4 million in fiscal 2014 compared to foreign exchange loss of $0.8 million during fiscal 2013 and a decrease in premise and office expenses of $1.1 million due to savings obtained from the restructuring associated with the consolidation of premises in prior periods. Offsetting the decrease in general and administrative expenses was an increase in travel and business development related expenses and bad debt expense of $1.7 million and $0.6 million, respectively. General and administrative expenses as a percentage of fee revenue was 16% in fiscal 2014 compared to 18% in fiscal 2013. Exchange rates favorably impacted general and administrative expenses by $1.6 million or 1% during fiscal 2014.

Executive Recruitment general and administrative expenses decreased $2.1 million, or 3%, to $67.8 million in fiscal 2014 from $69.9 million in fiscal 2013. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $1.8 million in fiscal 2014 compared to a foreign exchange loss of $0.3 million in fiscal 2013, a decrease in premise and office expenses and legal and other professional services of $1.6 million and $0.7 million, respectively, offset by an increase in travel and business development related expenses of $1.4 million and an increase in bad debt expense of $0.8 million. The decrease in premise and office expenses was due to Leadership & Talent Consulting occupying more office space leased by Executive Recruitment due to the implementation of the restructuring plans in fiscal 2013. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in fiscal 2014 compared to 13% in fiscal 2013.

Leadership & Talent Consulting general and administrative expenses increased $10.0 million, or 39%, to $35.8 million in fiscal 2014 from $25.8 million in fiscal 2013. Adjusting for the prior year acquisitions, general and administrative expenses decreased $0.3 million as compared to the prior year. Contributing to the decrease in general and administrative expenses was a decrease in premise and office expenses of $1.0 million due to sharing more office space with Executive Recruitment and favorable foreign exchange rates, resulting in a decrease in the foreign exchange loss from $0.6 million in fiscal 2013 to $0.1 million in fiscal 2014, offset by an increase of $0.5 million in business development expenses and an increase in legal and other professional services expenses of $0.5 million. The increase in business development expenses was due to marketing events that LTC participated in order to support the business. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2014 compared to 15% in fiscal 2013.

Futurestep general and administrative expenses increased $0.6 million, or 3%, to $19.6 million in fiscal 2014 compared to $19.0 million in fiscal 2013. The increase in general and administrative expense was due to an increase in premise and office expense of $0.5 million and an increase in legal and other professional services expenses of $0.4 million, offset by a decrease in business development expenses of $0.2 million in fiscal 2014 compared to the prior year. Futurestep general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2014 compared to 16% in fiscal 2013.

Corporate general and administrative expenses increased $0.7 million, or 2%, to $28.8 million in fiscal 2014 compared to $28.1 million in fiscal 2013. The increase in general and administrative expenses was driven by an increase of $2.7 million in legal and other professional services expenses and an increase of $1.1 million in premise and office expenses, offset by a decrease in integration/acquisition costs as a result of the PDI acquisition of $2.7 million and a decrease in travel expenses of $0.4 million in fiscal 2014 compared to fiscal 2013.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $10.9 million, or 38%, to $39.9 million in fiscal 2014 compared to $29.0 million in fiscal 2013. Adjusting for the prior year acquisitions, cost of services expense increased $1.9 million as compared to the prior year. The increase came from Futurestep in order to support the large RPO contracts won by the Company in fiscal 2014 for which delivery began in the last two quarters of fiscal 2014 and will continue in subsequent periods. Cost of services expense as a percentage of fee revenue was 4% in both fiscal 2014 and 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $26.2 million, an increase of $7.2 million in fiscal 2014 compared to $19.0 million in fiscal 2013. Adjusting for the prior year acquisitions, depreciation and amortization expenses increased $2.1 million as compared to the year-ago period. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements and intangible assets.

Restructuring Charges, Net

We continued the implementation of the fiscal 2013 restructuring plan during fiscal 2014 in order to integrate the prior year acquisitions by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. As a result, we recorded $3.7 million in restructuring charges, net in fiscal 2014, of which $2.9 million relates to consolidation of premise and $0.8 million relates to severance. During fiscal 2013, we implemented restructuring plans in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the prior year acquisitions. As a result, we recorded $22.8 million of restructuring charges, net with $16.3 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of the prior year acquisitions and $6.5 million relating to the consolidation of premises during fiscal 2013. In fiscal 2015, we plan on implementing a restructuring plan in order to rationalize our cost structure as a result of efficiencies we expect to gain from the implementation of common technology systems designed to allow us to further integrate our legacy business with prior year acquisitions and other cost saving initiatives. We expect restructuring charges in the first quarter of fiscal 2015 to range from $5.0 million to $6.0 million.

Operating Income

Operating income increased $47.7 million to $91.6 million in fiscal 2014 as compared to $43.9 million in fiscal 2013. This increase in operating income resulted from an increase in fee revenue of $147.5 million and a reduction in restructuring expenses of $19.1 million, offset by an increase in compensation and benefits expense of $91.6 million, an increase in general and administrative expenses of $9.2 million, an increase in cost of services expense of $10.9 million, and an increase in depreciation and amortization expenses of $7.2 million in fiscal 2014 as compared to fiscal 2013.

Executive Recruitment operating income increased $35.4 million to $116.4 million in fiscal 2014 as compared to $81.0 million in fiscal 2013. The increase in Executive Recruitment operating income is attributable to an increase of $46.4 million in fee revenue and a decrease of $6.8 million, $2.1 million and $1.0 million in restructuring charges, general and administrative expenses and depreciation and amortization expenses, respectively, offset by an increase of $20.6 million in compensation and benefits expense during fiscal 2014 compared to the prior year. Executive Recruitment operating income as a percentage of fee revenue was 20% in fiscal 2014 as compared to 16% in fiscal 2013.

LTC operating income increased $17.4 million to $23.8 million in fiscal 2014 as compared to $6.4 million in fiscal 2013. The change in LTC operating income was primarily due to an increase of $86.5 million in fee revenue, offset by an increase in operating expenses of $69.1 million during fiscal 2014 compared to the prior year. LTC operating income as a percentage of fee revenue was 9% in fiscal 2014 as compared to 4% in fiscal 2013.

Futurestep operating income increased by $2.3 million to $13.3 million in fiscal 2014 from $11.0 million in fiscal 2013. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $14.6 million and a reduction in restructuring charges of $2.3 million, offset by an increase of $11.0 million in compensation and benefits expense, an increase in cost of services expense of $2.3 million, an increase in general and administrative expenses of $0.6 million and an increase in depreciation and amortization expenses of $0.6 million during fiscal 2014 compared to the prior year. Futurestep operating income as a percentage of fee revenue was 10% in fiscal 2014 as compared to 9% in fiscal 2013.

Adjusted EBITDA

Adjusted EBITDA increased $40.5 million to $138.3 million in fiscal 2014 as compared to $97.8 million in fiscal 2013. This increase in Adjusted EBITDA resulted from an increase of $147.5 million in fee revenue and an increase of $3.5 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans during fiscal 2014 compared to the prior year. Offsetting these increases was an increase in compensation and benefits expense (excluding certain separation costs), general and administrative expenses (excluding integration/acquisition costs), and cost of services expense of $87.7 million, $11.9 million and $10.9 million, respectively. Adjusted EBITDA as a percentage of fee revenue was 14% in fiscal 2014 as compared to 12% in fiscal 2013.

Executive Recruitment Adjusted EBITDA increased $27.9 million to $127.8 million in fiscal 2014 as compared to $99.9 million in fiscal 2013. The increase in Executive Recruitment Adjusted EBITDA is attributable to an increase of $46.4 million in fee revenue, an increase of $1.0 million in other income, mainly due to an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans and a decrease of $2.1 million in general and administrative expenses, offset by an increase of $21.2 million in compensation and benefits expense during fiscal 2014 compared to the prior year. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 22% in fiscal 2014 as compared to 19% in fiscal 2013.

LTC Adjusted EBITDA increased by $15.0 million to $37.6 million in fiscal 2014 as compared to $22.6 million in fiscal 2013. The increase in LTC Adjusted EBITDA is primarily due to an increase of $86.5 million in fee revenue, offset by an increase of $53.4 million, $10.0 million and $8.4 million in compensation and benefits expense, general and administrative expenses and cost of service expenses, respectively, during fiscal 2014 compared to the prior year. LTC Adjusted EBITDA as a percentage of fee revenue was 15% in fiscal 2014 and 13% in fiscal 2013.

Futurestep Adjusted EBITDA increased by $1.2 million to $16.9 million in fiscal 2014 as compared to $15.7 million in fiscal 2013. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $14.6 million and an increase in other income of $0.5 million, offset by an increase of $11.0 million, $2.3 million and $0.6 million in compensation and benefits expense, cost of services expenses and general and administrative expenses, respectively, during fiscal 2014 compared to the prior year. Futurestep Adjusted EBITDA as a percentage of fee revenue was 12% in fiscal 2014 and 13% in fiscal 2013.

Other Income, Net

Other income, net increased by $3.5 million to $9.8 million in fiscal 2014 as compared to $6.3 million in fiscal 2013. The increase in other income, net reflects an increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) during fiscal 2014 of $9.5 million compared to $7.6 million in the prior year. Offsetting this increase in other income, net was an increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) in fiscal 2014 of $7.8 million compared to $5.6 million in fiscal 2013, which resulted in an increase in compensation and benefits expense.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.4 million in fiscal 2014 as compared to $2.3 million in fiscal 2013.

Income Tax Provision

The provision for income taxes was $28.5 million in fiscal 2014 compared to $16.7 million in fiscal 2013. The provision for income taxes in fiscal 2014 and 2013 reflects a 29% and 35% effective tax rate, respectively. The decrease in the effective tax rate for fiscal 2014 is due to a tax benefit arising in connection with the conclusion of the IRS examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2010 and 2011, a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates and the reversal of valuation allowance previously recorded against deferred tax assets, including net operating losses of certain foreign subsidiaries that have returned to profitability and are now more-likely-than-not to realize those deferred tax assets.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup,

LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $2.2 million in fiscal 2014 compared to $2.1 million in fiscal 2013.

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

Futurestep compensation and benefits expense increased $0.1 million to $82.8 million in fiscal 2013 from $82.7 million in fiscal 2012. The increase was primarily due to an increase in performance related bonus expense of $1.2 million which was driven by the 7% increase in fee revenue offset by savings in salaries and related payroll taxes due to fewer senior –level employees and more execution personnel. Exchange rates favorably impacted compensation and benefits expense by $1.6 million. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 68% in fiscal 2013 from 73% in fiscal 2012.

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

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of service expense increased $9.4 million, or 48%, to $29.0 million in the fiscal 2013 compared to $19.6 million in fiscal 2012. Excluding cost of services expense of $6.5 million from the current year acquisitions, cost of services expense would have been $22.5 million, an increase of $2.9 million compared to fiscal 2012. Cost of services expense as a percentage of fee revenue was 4% and 2% during fiscal 2013 and 2012, respectively.

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

Operating Income

Operating income decreased $39.0 million to $43.9 million in fiscal 2013 as compared to $82.9 million in fiscal 2012. This decrease in operating income resulted from an increase in restructuring charges, compensation and benefits expense, cost of services expense, depreciation and amortization expenses and general administrative expenses of $21.9 million, $21.1 million, $9.4 million, $5.0 million and $3.9 million, respectively, offset by a $22.3 million increase in fee revenue, during fiscal 2013 as compared to fiscal 2012. Operating margin declined by 5.1 percentage points during fiscal 2013 as compared to fiscal 2012, primarily due to a change in mix of fee revenues by operating segment, lower operating margins in Executive Recruitment and LTC, partially offset by an increase in Futurestep operating margins and an increase in the operating loss in the Corporate segment.

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

LTC operating income decreased by $10.0 million to $6.4 million in fiscal 2013 as compared to $16.4 million in fiscal 2012. The decrease in LTC operating income is primarily due to an increase of $32.7 million in compensation and benefits expense, $9.2 million in general and administrative expenses, $10.2 million in restructuring charges, $7.1 million in cost of services expense and $3.4 million in depreciation and amortization expenses, offset by an increase of $52.7 million in fee revenue, during fiscal 2013 as compared to fiscal 2012. LTC operating income as a percentage of fee revenue was 4% in fiscal 2013 compared to 14% in fiscal 2012 and was negatively impacted, in part, by the incremental infrastructure and support services costs related to the current year acquisitions.

Futurestep operating income increased by $2.5 million to $11.0 million in fiscal 2013 as compared to $8.5 million in fiscal 2012. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $8.3 million, offset by an increase in cost of services expense of $2.2 million and an increase in restructuring of $3.4 million during fiscal 2013 as compared to fiscal 2012. Futurestep operating income as a percentage of fee revenue was 9% in fiscal 2013 compared to 7% in fiscal 2012.

Adjusted EBITDA

Adjusted EBITDA decreased $3.5 million to $97.8 million in fiscal 2013 as compared to $101.3 million in fiscal 2012. This decrease in adjusted EBITDA resulted from an increase in compensation and benefits expense (excluding certain separation costs), cost of services expense, and general administrative expenses (excluding transaction and integration costs) of $22.4 million, $9.4 million, and $0.8 million, respectively, offset by a $22.3 million increase in fee revenue and $6.6 million in other income, during fiscal 2013 as compared to fiscal 2012. Adjusted EBITDA margin declined by 0.8 percentage points during fiscal 2013 as compared to fiscal 2012, primarily due to a change in mix of fee revenues by operating segment, lower adjusted EBITDA margins in Executive Recruitment, partially offset by an increase in Futurestep adjusted EBITDA margins and a decrease in the adjusted EBITDA in the Corporate segment.

Executive Recruitment adjusted EBITDA decreased $19.0 million to $99.9 million in fiscal 2013 as compared to $118.9 million in fiscal 2012. The decrease in Executive Recruitment adjusted EBITDA is attributable to a decrease of $38.7 million in fee revenue, offset by a decrease of $12.2 million in compensation and benefits expense (excluding certain separation costs) and a decrease of $6.3 million in general and administrative expenses, as compared to fiscal 2012. Executive Recruitment adjusted EBITDA during fiscal 2013 as a percentage of fee revenue was 19% compared to 21% in fiscal 2012.

LTC adjusted EBITDA increased by $3.5 million to $22.6 million in fiscal 2013 as compared to $19.1 million in fiscal 2012. The increase in LTC adjusted EBITDA is primarily due to an increase of $52.7 million in fee revenue, offset by an increase of $32.7 million in compensation and benefits expense, $7.1 million in cost of services expense and $9.2 million in general and administrative expenses during fiscal 2013 as compared to fiscal 2012. LTC adjusted EBITDA as a percentage of fee revenue was 13% in fiscal 2013 compared to 17% in fiscal 2012 and was negatively impacted, in part, by the incremental infrastructure and support services costs related to the current year acquisitions.

Futurestep adjusted EBITDA increased by $5.1 million to $15.7 million in fiscal 2013 as compared to $10.6 million in fiscal 2012. The increase in Futurestep adjusted EBITDA was primarily due to an increase in fee revenue of $8.3 million, offset by an increase in cost of services expense of $2.2 million and an increase in compensation and benefits expense (excluding certain separation costs) of $1.0 million during fiscal 2013 as compared to fiscal 2012. Futurestep adjusted EBITDA as a percentage of fee revenue was 13% in fiscal 2013 compared to 9% in fiscal 2012.

Other Income (Loss), Net

Other income (loss), net increased by $6.6 million, to income of $6.3 million in fiscal 2013 compared to a loss of $0.3 million in fiscal 2012. The increase in other income (loss), net reflects a $6.5 million increase in the market value of mutual funds held in trust for settlement of our obligations under certain deferred compensation plans (see Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) during fiscal 2013 as compared to fiscal 2012. Offsetting this increase in other income (loss), net is a $5.4 million increase in certain deferred compensation retirement plan liabilities (see Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K) during the same period, which resulted in an increase of compensation and benefits expense.

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

Liquidity and Capital Resources

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. While we believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures and general corporate requirements during the next twelve months, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs.

Cash and cash equivalents and marketable securities were $468.3 million and $366.0 million as of April 30, 2014 and 2013, respectively. As of April 30, 2014 and 2013, we held $193.3 million and $146.8 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with distributions from the foreign locations in the distribution plan. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of April 30, 2014 and 2013, our marketable securities of $134.6 million and $141.9 million, respectively, included $116.2 million (net of gross unrealized gains of $9.2 million and gross unrealized losses of $0.7 million) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $111.7 million and $93.5 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $117.6 million and $99.2 million as of April 30, 2014 and 2013, respectively. As of April 30, 2014 and 2013, we had marketable securities classified as available-for-sale with a balance of $18.4 million and $43.9 million, respectively.

The net increase in our working capital of $96.5 million as of April 30, 2014 compared to April 30, 2013 is primarily attributable to an increase in cash and cash equivalents and accounts receivable and a decrease in other accrued liabilities, partially offset by an increase in compensation and benefits payable and a decrease in marketable securities. The increase in cash and cash equivalents was due to an increase in profitability during fiscal 2014 compared to fiscal 2013 while accounts receivable increased due to an increase in total revenue. Compensation and benefits payable increased due to the increase in performance related bonuses as profitability increased. The decrease in other accrued liabilities was due to the contingent consideration payment of $15.0 million made to the selling stockholders of PDI. Cash provided by operating activities was $129.5 million in fiscal 2014, an increase of $67.8 million, from cash provided by operating activities of $61.7 million in fiscal 2013. The increase in cash provided in operating activities is primarily due to an increase in profitability in fiscal 2014 compared to fiscal 2013.

Cash used in investing activities was $23.6 million in fiscal 2014, a decrease of $93.1 million from cash used in investing activities of $116.7 million in fiscal 2013. The decrease in cash used in investing activities is primarily attributable to the purchase price payment for the acquisition of PDI of $77.6 million and Global Novations of $34.5 million in fiscal 2013 with no such purchase price payments in fiscal 2014. In addition cash used in investing activities decreased due to $15.2 million in net purchase and sales/maturities of marketable securities. These were offset by the payment of the contingent consideration to the selling stockholders of PDI of $15.0 million, an increase in cash used to purchase property and equipment (including capitalized software) of $15.5 million and a decrease in the amount of restricted cash that became unrestricted during fiscal year 2014 compared to fiscal 2013.

Cash provided by financing activities was $5.6 million in fiscal 2014, an increase of $6.0 million from cash used by financing activities of $0.4 million in fiscal 2013. Cash provided in financing activities increased primarily due to an increase of $5.8 million in cash proceeds from the exercise of employee stock options, and a decrease in the cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock by $0.6 million. As of April 30, 2014, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2014:

		Payments Due in:
	Note(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$203,987	$41,177	$57,421	$40,994	$64,395
Accrued restructuring charges(2)	7	2,340	1,620	621	99	—
Interest payments on COLI loans(3)	10	48,951	4,117	8,235	8,225	28,374

Total		$255,278	$46,914	$66,277	$49,318	$92,769

(1)	See Note in the accompanying consolidated financial statements in Item 15.
(2)	Represents rent payments, net of sublease income on an undiscounted basis and severance costs.
(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $214.2 million at April 30, 2014.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Lastly, we have contingent commitments under certain employment agreements that are payable upon involuntary, termination without cause, as described in Note 14 — Commitments and Contingencies, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased Company Owned Life Insurance (“COLI”) policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2014 and 2013, we held contracts with gross CSV of $167.2 million and $159.2 million, respectively. In fiscal 2014 and 2013, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $72.9 million and $73.3 million as of April 30, 2014 and 2013, respectively. At April 30, 2014 and 2013, the net cash value of these policies was $94.3 million and $85.9 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $214.2 million and $212.7 million at April 30, 2014 and 2013, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Credit Agreement”). The Credit Agreement matures on January 18, 2018. Borrowings under the Credit Agreement bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of April 30, 2014, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of April 30, 2014 and 2013, we had no borrowings under our long-term debt arrangements. At April 30, 2014 and 2013, there was $2.8 million and $2.7 million, respectively, of standby letters of credit issued under our long-term debt arrangements. As of April 30, 2013, under our previous senior secured credit agreement, we were required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding. During fiscal 2014, we transferred the standby letters of credit associated with certain lease for premises from the previous senior secured credit agreement to our current senior unsecured revolving credit agreement and as a result we had no restricted cash balance as of April 30, 2014 compared to $2.9 million at April 30, 2013. We have a total of $1.5 million and $1.4 million of standby letters of credits with other financial institutions as of April 30, 2014 and 2013, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance during fiscal, 2014 and the adoption did not have an impact on the financial statements of the Company.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite–lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. The Company performed its annual impairment test as of January 31, 2014 during the fourth quarter of fiscal 2014, and performed a quantitative impairment test.

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

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2016. The Company will adopt this guidance beginning May 1, 2017. The Company is currently evaluating the effect the guidance will have on our financial condition and results of operations.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency gains, on an after tax basis, included in net income were $1.0 million during fiscal 2014. Foreign currency losses, on an after tax basis, included in net income were $0.5 million and $1.6 million during fiscal 2013 and fiscal 2012, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain during fiscal 2014 would have been $1.9 million, $3.2 million and $4.4 million, respectively, based on outstanding balances at April 30, 2014.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of April 30, 2014 and 2013, we had no outstanding borrowings under our Credit Agreement. We had $72.9 million and $73.3 million of borrowings against the CSV of COLI contracts as of April 30, 2014 and 2013, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

Item 8.	Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 15 — Quarterly Results, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Item 9B.    Other Information

Byrne Mulrooney New Letter Agreement

On June 26, 2014, the Company entered into a letter agreement (the “Letter Agreement”) with Byrne Mulrooney that supersedes his existing letter agreement dated as of March 15, 2010.

Pursuant to the Letter Agreement, Mr. Mulrooney will continue to serve as the Chief Executive Officer of Futurestep on an at-will basis and will receive an annual base salary of $450,000. Mr. Mulrooney is eligible to receive an annual incentive award consisting of a combination of cash and long-term equity incentives of up to $1,350,000 with a target annual incentive award of $650,000. In addition, Mr. Mulrooney will continue to be eligible to participate in employee benefit plans, arrangements and programs maintained from time to time by the Company for the benefit of senior executives.

In the event that Mr. Mulrooney’s employment is terminated (i) by the Company for any reason other than “cause” (as defined in the Letter Agreement) or due to Mr. Mulrooney’s death or disability or (ii) by Mr. Mulrooney for “good reason” (as defined in the Letter Agreement), and such termination occurs prior to or more than 12 months following the occurrence of a “change in control” (as defined in the Letter Agreement), the Company will pay Mr. Mulrooney the following severance payments subject to his execution of a general release and compliance with the restrictive covenants set forth in the agreement: (i) his accrued compensation, (ii) a pro-rata portion of his annual cash incentive award for the year in which termination occurs based on the Company’s actual performance for such full year and the number of days Mr. Mulrooney was employed during such year, (iii) a cash payment equal to one time his then current annual base salary to be paid in equal monthly installments over 12 months and (iv) reimbursement of COBRA coverage premiums for Mr. Mulrooney and his covered dependents for up to 18 months following termination. In addition, any outstanding equity awards held by Mr. Mulrooney at the time of such termination (other than any performance shares) and all of Mr. Mulrooney’s benefits under the Executive Capital Accumulation Plan (“ECAP”) that would have vested in the 12 months following such termination will become fully vested as of the date of termination and, to the extent applicable, will remain exercisable until the earlier of two years following such termination or the originally scheduled expiration date. Mr. Mulrooney will also receive a number of performance shares and/or a payout under any long-term performance-based cash incentive program (as applicable) based on the full number of performance shares and/or full value of the cash award that would have been earned if Mr. Mulrooney had remained employed for the entirety of any open performance period based upon actual Company performance during such period and pro-rated for the numbers of days actually employed during such performance period plus an additional 365 days provided that the numerator shall not exceed the number of days in the applicable performance period.

In the event that Mr. Mulrooney’s employment is terminated (i) by the Company for any reason other than “cause” or due to Mr. Mulrooney’s death or disability or (ii) by Mr. Mulrooney for “good reason” and such termination occurs within 12 months following the occurrence of a “change in control”, then Mr. Mulrooney will be entitled to receive the same severance benefits as described above (subject to the execution of a general release) except that the cash payment described in (iii) above will equal one time Mr. Mulrooney’s then current annual base salary plus his then current target annual incentive award and Mr. Mulrooney will be entitled to full vesting of his outstanding equity awards and all benefits under the ECAP; provided, however, that with respect to performance-based awards, such vesting will be based on actual performance through the date of the “change in control”.

In addition, Mr. Mulrooney’s offer letter includes certain restrictive covenants which limit his ability, following the termination of his employment, to solicit Company employees and clients as well as restrict his ability to become an employee of or otherwise provide services to certain competitors.

The above description is a summary of the terms of the Letter Agreement and is qualified in its entirety by reference to the full text of the Letter Agreement, which is attached as Exhibit 10.33 to this Annual Report.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2014 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

The information required by this Item will be included in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP,” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2014 Proxy Statement, and is incorporated herein by reference.

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

F-1

Exhibits:

Exhibit Number	Description
2.1**+	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, Unity Sub, Inc., Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

3.1+	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2013.

3.2+	Certificate of Designations of 7.5% Convertible Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.

3.3+	Third Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2013.

4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.

10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

Exhibit Number	Description
10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.11*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

10.12*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.13+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2012.

10.14*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.15*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.16*+	Stock and Asset Purchase Agreement dated as of August 8, 2006, by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.

10.17*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.18*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.19*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.

10.20*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.

10.21*+	Form of Restricted Stock Award Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.22*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.23*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.

Exhibit Number	Description
10.24*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.

10.25*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.

10.26*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 12, 2011.

10.27*+	Employment Agreement between the Company and Robert P. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.28*+	Separation and General Release Agreement, between Michael DiGregorio and Korn/Ferry International, dated as of February 17, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.29*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012.

10.30*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.31*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.32*+	Letter Agreement between the Company and R.J. Heckman, Ph.D., dated December 4, 2012, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.33*	Employment Agreement between the Company and Byrne Mulrooney dated June 26, 2014.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek Executive Vice President and Chief Financial Officer

Date: June 27, 2014

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

Signature	Title	Date
/S/ GEORGE T. SHAHEEN George T. Shaheen	Chairman of the Board and Director	June 27, 2014

/S/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 27, 2014

/S/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 27, 2014

/S/ WILLIAM R. FLOYD William R. Floyd	Director	June 27, 2014

/S/ JERRY LEAMON Jerry Leamon	Director	June 27, 2014

Signature	Title	Date
/S/ EDWARD D. MILLER Edward D. Miller	Director	June 27, 2014

/S/ DEBRA J. PERRY Debra J. Perry	Director	June 27, 2014

/S/ GERHARD SCHULMEYER Gerhard Schulmeyer	Director	June 27, 2014

/S/ HARRY L. YOU Harry L. You	Director	June 27, 2014

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2014.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2014 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2014, a copy of which is included in this Annual Report on Form 10-K.

June 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2014 and our report dated June 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 27, 2014

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 27, 2014

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2014	2013
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$333,717	$224,066
Marketable securities	9,566	20,347
Receivables due from clients, net of allowance for doubtful accounts of $9,513 and $9,097, respectively	175,986	161,508
Income taxes and other receivables	8,244	8,944
Deferred income taxes	4,486	3,511
Prepaid expenses and other assets	29,955	28,724

Total current assets	561,954	447,100
Marketable securities, non-current	124,993	121,569
Property and equipment, net	60,434	53,628
Cash surrender value of company owned life insurance policies, net of loans	94,274	85,873
Deferred income taxes, net	55,039	63,203
Goodwill	257,582	257,293
Intangible assets, net	49,560	58,187
Investments and other assets	29,830	28,376

Total assets	$1,233,666	$1,115,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,375	$19,460
Income taxes payable	13,014	5,502
Compensation and benefits payable	192,035	160,298
Other accrued liabilities	62,509	83,291

Total current liabilities	286,933	268,551
Deferred compensation and other retirement plans	169,235	159,706
Other liabilities	21,962	22,504

Total liabilities	478,130	450,761

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 62,282 and 61,022 shares issued and 49,811 and 48,734 shares outstanding, respectively	449,631	431,508
Retained earnings	308,781	236,090
Accumulated other comprehensive loss, net	(2,388)	(2,631)

Stockholders’ equity	756,024	664,967
Less: notes receivable from stockholders	(488)	(499)

Total stockholders’ equity	755,536	664,468

Total liabilities and stockholders’ equity	$1,233,666	$1,115,229

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2014	2013	2012
	(in thousands, except per share data)
Fee revenue	$960,301	$812,831	$790,505
Reimbursed out-of-pocket engagement expenses	35,258	36,870	36,254

Total revenue	995,559	849,701	826,759

Compensation and benefits	646,889	555,346	534,186
General and administrative expenses	152,040	142,771	138,872
Reimbursed expenses	35,258	36,870	36,254
Cost of services	39,910	28,977	19,635
Depreciation and amortization	26,172	19,004	14,017
Restructuring charges, net	3,682	22,857	929

Total operating expenses	903,951	805,825	743,893

Operating income	91,608	43,876	82,866
Other income (loss), net	9,769	6,309	(271)
Interest expense, net	(2,363)	(2,365)	(1,791)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	99,014	47,820	80,804
Equity in earnings of unconsolidated subsidiaries, net	2,169	2,110	1,850
Income tax provision	28,492	16,637	28,351

Net income	$72,691	$33,293	$54,303

Earnings per common share:
Basic	$1.51	$0.71	$1.17

Diluted	$1.48	$0.70	$1.15

Weighted-average common shares outstanding:
Basic	48,162	47,224	46,397

Diluted	49,145	47,883	47,261

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Net income	$72,691	$33,293	$54,303
Other comprehensive income:
Foreign currency translation adjustments	(1,955)	(5,254)	(12,826)
Deferred compensation and pension plan adjustments, net of tax	2,230	(4,578)	(5,644)
Unrealized (losses) gains on marketable securities, net of tax	(32)	10	1

Comprehensive income	$72,934	$23,471	$35,834

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
	Common Stock
	Shares	Amount
	(in thousands)
Balance at May 1, 2011	47,003	$404,703	$148,494	$25,660	$578,857
Comprehensive income	—	—	54,303	(18,469)	35,834
Purchase of stock	(190)	(4,215)	—	—	(4,215)
Issuance of stock	1,100	4,371	—	—	4,371
Stock-based compensation	—	13,475	—	—	13,475
Tax benefit from exercise of stock options	—	1,664	—	—	1,664

Balance at April 30, 2012	47,913	419,998	202,797	7,191	629,986
Comprehensive income	—	—	33,293	(9,822)	23,471
Purchase of stock	(197)	(2,838)	—	—	(2,838)
Issuance of stock	1,018	2,134	—	—	2,134
Stock-based compensation	—	11,920	—	—	11,920
Tax benefit from exercise of stock options	—	294	—	—	294

Balance at April 30, 2013	48,734	431,508	236,090	(2,631)	664,967
Comprehensive income	—	—	72,691	243	72,934
Purchase of stock	(113)	(2,249)	—	—	(2,249)
Issuance of stock	1,190	8,805	—	—	8,805
Stock-based compensation	—	12,160	—	—	12,160
Tax benefit from exercise of stock options	—	(593)	—	—	(593)

Balance at April 30, 2014	49,811	$449,631	$308,781	$(2,388)	$756,024

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$72,691	$33,293	$54,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,172	19,004	14,017
Stock-based compensation expense	12,106	11,906	13,399
Provision for doubtful accounts	7,840	6,748	5,732
Gain on cash surrender value of life insurance policies	(8,242)	(6,502)	(6,268)
Gain on marketable securities	(9,498)	(7,556)	(1,013)
Change in fair value of acquisition-related contingent consideration	—	—	(2,196)
Deferred income taxes	7,598	(176)	6,512
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	12,186	8,477	6,320
Receivables due from clients	(22,318)	(16,011)	(4,227)
Income taxes and other receivables	896	4,616	(6,664)
Prepaid expenses and other assets	(1,255)	750	2,194
Investment in unconsolidated subsidiaries	(2,169)	(2,110)	(1,850)
Income taxes payable	7,533	(3,399)	4,058
Accounts payable and accrued liabilities	29,104	8,494	(20,519)
Other	(3,162)	4,173	7,177

Net cash provided by operating activities	129,482	61,707	70,975

Cash flows from investing activities:
Purchase of property and equipment	(28,559)	(13,101)	(18,632)
Purchase of intangible assets	—	—	(325)
Cash paid for acquisitions, net of cash acquired	—	(112,064)	(442)
Purchase of marketable securities	(28,150)	(50,437)	(55,718)
Proceeds from sales/maturities of marketable securities	44,475	51,511	43,181
Change in restricted cash	2,861	7,222	(221)
Payment of purchase price held back from previous acquisition	—	—	(800)
Payment of contingent consideration from acquisition	(15,000)	—	—
Premiums on company-owned life insurance policies	(1,727)	(1,739)	(1,739)
Dividends received from unconsolidated subsidiaries	2,120	1,897	1,669
Other	388	—	—

Net cash used in investing activities	(23,592)	(116,711)	(33,027)

Cash flows from financing activities:
Payments on life insurance policy loans	(388)	—	—
Borrowings under life insurance policies	—	—	366
Purchase of common stock	(2,249)	(2,838)	(4,215)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	8,805	2,134	4,371
Tax benefit from exercise of stock options	(593)	294	1,664

Net cash provided (used in) by financing activities	5,575	(410)	2,186

Effect of exchange rate changes on cash and cash equivalents	(1,814)	(2,525)	(4,985)

Net increase (decrease) in cash and cash equivalents	109,651	(57,939)	35,149
Cash and cash equivalents at beginning of year	224,066	282,005	246,856

Cash and cash equivalents at end of year	$333,717	$224,066	$282,005

Supplemental cash flow information:
Cash used to pay interest	$4,229	$4,361	$4,480

Cash used to pay income taxes	$15,604	$10,611	$17,916

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive recruitment on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. The Company’s worldwide network of 84 offices in 37 countries enables it to meet the needs of its clients in all industries.

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

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $2.1 million, $1.9 million and $1.7 million during fiscal 2014, 2013 and 2012, respectively.

The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosures.

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, restructuring, deferred compensation, annual performance related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, fair value of contingent consideration, share-based payments and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Revenue from perpetual licenses is recognized when the license is sold. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold. As of April 30, 2014 and 2013, the Company included deferred revenue of $36.8 million and $33.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2014 and 2013, the Company’s investments associated with cash equivalents, consist of money market funds for which market prices are readily available. As of April 30, 2014 and 2013, the Company had cash equivalents of $186.6 million and $93.6 million, respectively, classified as Level 1.

Restricted Cash

During fiscal 2014, the Company transferred the standby letters of credit associated with certain leases for premises from its prior senior secured credit agreement to its current senior unsecured revolving credit agreement and as a result, the Company had no restricted cash balance as of April 30, 2014 compared to $2.9 million at April 30, 2013, classified as Level 1 (see Note 10 — Long-Term Debt).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

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

The Company invests in mutual funds, (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 — Marketable Securities) and are classified as trading securities. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. The changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income (loss), net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds and U. S. Treasury and agency securities. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income (loss), net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During fiscal 2014, 2013 and 2012, no other-than-temporary impairment was recognized.

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

April 30, 2014

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of April 30, 2014 and 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During fiscal 2014, the Company paid contingent consideration to the selling stockholders of PDI Ninth House (“PDI”) of $15 million, as required under the merger agreement, as a result of the achievement of certain pre-determined goals associated with expense synergies. During fiscal 2012, the Company recorded a $2.2 million reduction in the estimated fair value of contingent consideration relating to a prior acquisition as a component of general and administrative expenses.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach, is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2014, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2014 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of April 30, 2014 and 2013, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance metrics for LTC and Futurestep consultants), Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity, Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $146.1 million, $114.1 million and $116.8 million for the years ended April 30, 2014, 2013 and 2012, respectively, which was reduced by a change in the previous years’ estimate recorded in fiscal 2014, 2013 and 2012 of $0.7 million, $0.2 million and $1.2 million, respectively. This resulted in net bonus expense of $145.4 million, $113.9 million and $115.6 million for the years ended April 30, 2014, 2013 and 2012, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Executive Capital Accumulation Plan

The Company, under its deferred compensation plans, makes discretionary contributions and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a four year period. The amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs.

Cash Surrender Value of Life Insurance

The Company purchased COLI policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The Company purchased both fixed and variable life insurance contracts and does not purchase “split-dollar” life insurance policy contracts. The Company has both contracts or policies that provide for a fixed or guaranteed rate of return and a variable rate of return depending on the return of the policies’ investment in their underlying portfolio in equities and bonds. The CSV of these COLI contracts are carried at the amounts that would be realized if the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

contract were surrendered at the balance sheet date, net of the outstanding loans borrowed from the insurer. The Company has the intention and ability to continue these COLI policies and contracts. Additionally, the loans secured by the policies do not have any scheduled payment terms and the Company also does not intend to repay the loans outstanding on these policies until death benefits under the policy have been realized. Accordingly, the investment in COLI is classified as long-term in the accompanying consolidated balance sheet.

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2014 and 2013, the Company held contracts with gross CSV of $167.2 million and $159.2 million, offset by outstanding policy loans of $72.9 million and $73.3 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor for $45.9 million and $40.5 million of net CSV as of April 30, 2014 and 2013, respectively; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency gains, on an after tax basis, included in net income were $1.0 million during fiscal 2014, while foreign currency losses, on an after tax basis, included in net income were $0.5 million and $1.6 million during fiscal 2013 and 2012, respectively.

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

April 30, 2014

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, receivables due from clients and net CSV due from insurance companies, which is discussed above. Cash equivalents include investments in money market securities while investments include corporate bonds and securities backed by the U.S. government. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2014 and 2013, the Company had no other significant credit concentrations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. No changes were made to the current requirements for reporting net income or other comprehensive income in the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The Company adopted this guidance during fiscal 2014 and the adoption did not have an impact on the financial statements of the Company.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more likely than not that the indefinite–lived intangible asset might be impaired and whether it is necessary to perform a quantitative impairment test. This new guidance is effective for the Company beginning May 1, 2013, with early adoption permitted. The Company performed its annual impairment test as of January 31, 2014 during the fourth quarter of fiscal 2014, and performed a quantitative impairment test.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

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

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2016. The Company will adopt this guidance beginning May 1, 2017. The Company is currently evaluating the effect the guidance will have on our financial condition and results of operations.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During fiscal 2014, 2013 and 2012, options to purchase 0.04 million shares, 0.50 million shares and 0.57 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

The following table summarizes basic and diluted earnings per share calculations:

	Year Ended April 30,
	2014	2013	2012
	(in thousands, except per share data)
Net earnings attributable to common stockholders	$72,691	$33,293	$54,303

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	48,162	47,224	46,397
Effect of dilutive securities:
Restricted stock	789	485	582
Stock options	194	174	267
ESPP	—	—	15

Diluted weighted-average number of common shares outstanding	49,145	47,883	47,261

Net earnings per common share:
Basic earnings per share	$1.51	$0.71	$1.17

Diluted earnings per share	$1.48	$0.70	$1.15

3. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid-in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income. Accumulated comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive loss were as follows:

	April 30,
	2014	2013
	(in thousands)
Foreign currency translation adjustments	$15,604	$17,559
Deferred compensation and pension plan adjustments, net of taxes	(18,006)	(20,236)
Unrealized gains on marketable securities, net of taxes	14	46

Accumulated other comprehensive loss, net	$(2,388)	$(2,631)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

The following tables summarizes the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of May 1, 2011	$35,639	$(10,014)	$35	$25,660
Unrealized (losses) gains arising during the period	(12,826)	(6,560)	5	(19,381)
Reclassification of realized net losses (gains) to net income	—	916	(4)	912

Balance as of April 30, 2012	22,813	(15,658)	36	7,191
Unrealized (losses) gains arising during the period	(5,254)	(6,033)	13	(11,274)
Reclassification of realized net losses (gains) to net income	—	1,455	(3)	1,452

Balance as of April 30, 2013	17,559	(20,236)	46	(2,631)
Unrealized (losses) gains arising during the period	(1,955)	136	(64)	(1,883)
Reclassification of realized net losses to net income	—	2,094	32	2,126

Balance as of April 30, 2014	$15,604	$(18,006)	$14	$(2,388)

(1)	The tax effects on unrealized gains (losses) of $0.07 million, $(3.8) million and $(3.6) million as of April 30, 2014, 2013 and 2012, respectively. The tax effects on reclassifications of realized net losses of $1.0 million, $0.9 million and $0.5 million as of April 30, 2014, 2013 and 2012, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Restricted stock	$11,689	$11,001	$12,381
Stock options	417	905	933
ESPP	—	—	85

Total stock-based compensation expense, pre-tax	12,106	11,906	13,399
Tax benefit from stock-based compensation expense	(3,484)	(4,142)	(4,701)

Total stock-based compensation expense, net of tax	$8,622	$7,764	$8,698

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

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

The weighted-average assumptions used to estimate the fair value of each employee stock option for fiscal 2012 were 47.07% expected volatility, 1.47% risk-free interest rate, 5.0 years expected option life, and 0.00% dividend yield. There were no grants of stock options in fiscal 2014 and 2013.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	April 30,
	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(in thousands, except per share data)
Outstanding, beginning of year	1,100	$14.72	1,492	$14.00	1,833	$13.78
Granted	—	$—	—	$—	48	$22.71
Exercised	(655)	$13.88	(238)	$9.32	(235)	$12.76
Forfeited/expired.	(49)	$13.42	(154)	$16.87	(154)	$15.63

Outstanding, end of year	396	$16.23	1,100	$14.72	1,492	$14.00

Exercisable, end of year	337	$16.11	864	$15.01	1,061	$14.33

As of April 30, 2014, the aggregate intrinsic value of options outstanding and options exercisable were $5.1 million and $4.4 million, respectively.

As of April 30, 2014, there was $0.2 million of total unrecognized compensation cost related to non-vested awards of stock options that will be recognized within the next year.

Outstanding stock options:

	April 30, 2014
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
	(in thousands, except per share data)
$ 9.75 — $ 13.90	159	2.9	$12.49	122	2.8	$12.05
$13.91 — $ 17.97	111	1.8	$16.68	109	1.7	$16.69
$17.98 — $ 19.37	63	0.4	$19.24	63	0.4	$19.24
$19.38 — $ 24.08	63	3.2	$21.95	43	2.7	$21.59

	396	2.2	$16.23	337	2.0	$16.11

Additional information pertaining to stock options:

	Year Ended April 30,
	2014	2013	2012
	(in thousands, except per share data)
Weighted-average fair value per share of stock options granted	$—	$—	$9.61
Total fair value of stock options vested	$984	$1,001	$1,065
Total intrinsic value of stock options exercised	$6,108	$1,547	$1,485

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Restricted Stock

The Company grants time-based restricted stock awards to executive officers and other senior employees generally vesting over a three to four year period. In addition, certain key management members typically receive time-based restricted stock awards grants upon commencement of employment and may receive them annually in conjunction with the Company’s performance review as well as upon commencement of employment. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period. .

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

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to the fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock units on a straight-line basis over the vesting period. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest, based on the probability that certain performance objectives will be met, exceeded, or fall below target levels, and takes into account these estimates when calculating the expense for the period.

Restricted stock activity is summarized below:

	April 30,
	2014		2013		2012
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,810	$16.38	1,781	$16.76	2,007	$15.16
Granted	809	$21.32	889	$13.93	687	$21.46
Vested	(535)	$14.54	(780)	$14.99	(794)	$16.96
Forfeited/expired.	(204)	$17.19	(80)	$16.43	(119)	$18.19

Non-vested, end of year	1,880	$18.95	1,810	$16.38	1,781	$16.76

As of April 30, 2014, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $2.1 million and $4.3 million, respectively.

As of April 30, 2014, there was $22.2 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. During fiscal 2014 and fiscal 2013, 112,792 shares and 197,456 shares of restricted stock totaling

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

$2.2 million and $2.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary, or $25,000 annually, to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. During fiscal 2012, employees purchased 76,909 shares at $18.69 per share. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during fiscal 2014, 2013 or the second half of fiscal 2012. At April 30, 2014, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During fiscal 2014, 2013 and 2012, the Company issued 654,458 shares, 237,856 shares and 228,835 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $8.8 million, $2.1 million and $2.9 million, respectively.

No shares were repurchased during fiscal 2014, 2013 and 2012, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Marketable Securities

As of April 30, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$116,207	$—	$116,207
Corporate bonds	—	18,352	18,352

Total	116,207	18,352	134,559
Less: current portion of marketable securities	(4,510)	(5,056)	(9,566)

Non-current marketable securities	$111,697	$13,296	$124,993

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

As of April 30, 2013, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$98,001	$—	$98,001
Corporate bonds	—	42,111	42,111
U.S. Treasury and agency securities	—	1,804	1,804

Total	98,001	43,915	141,916
Less: current portion of marketable securities	(4,537)	(15,810)	(20,347)

Non-current marketable securities	$93,464	$28,105	$121,569

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $117.6 million and $99.2 million as of April 30, 2014 and 2013, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During fiscal 2014, 2013 and 2012, the fair value of the investments increased; therefore, the Company recognized income of $9.5 million, $7.6 million and $1.0 million, respectively, which are recorded in other income (loss).

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of April 30, 2014 and 2013, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$18,325	$31	$(4)	$18,352

	April 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$42,033	$92	$(14)	$42,111
U.S. Treasury and agency securities	1,802	2	—	1,804

Total	$43,835	$94	$(14)	$43,915

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2014 and 2013, marketable securities classified as available-for-sale consist of corporate bonds and as of April 30, 2013 also includes U.S. Treasury and agency securities, all for which market prices for similar assets are readily

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

available. As of April 30, 2014, available-for-sale marketable securities have remaining maturities ranging from one month to 1.7 years. During the year ended April 30, 2014 and 2013, the Company received $33.3 million and $38.1 million, respectively, in proceeds from sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of April 30, 2014 and 2013, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of April 30, 2014 and 2013, the Company’s marketable securities classified as trading were $116.2 million (net of gross unrealized gains of $9.2 million and $0.7 million of gross unrealized losses) and $98.0 million (net of gross unrealized gains of $3.1 million and no gross unrealized losses), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice-presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2014	2013
	(in thousands)
Deferred compensation plans	$82,153	$85,562
Pension plan	4,424	4,536
International retirement plans	3,727	3,646
Executive Capital Accumulation Plan	89,308	75,913

Total benefit obligations	179,612	169,657
Less: current portion of benefit obligation	(10,377)	(9,951)

Non-current benefit obligation	$169,235	$159,706

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

April 30, 2014

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

Deferred Compensation Plan

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$85,562	$78,479	$70,319
Interest cost	2,566	2,868	3,346
Actuarial (gain) loss	(294)	9,420	9,885
Benefits paid	(5,681)	(5,205)	(5,071)

Benefit obligation, end of year	82,153	85,562	78,479
Less: current portion of benefit obligation	(5,593)	(5,182)	(4,959)

Non-current benefit obligation	$76,560	$80,380	$73,520

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Interest cost	$2,566	$2,868	$3,346
Amortization of actuarial loss	3,111	2,357	1,374

Net periodic benefit cost	$5,677	$5,225	$4,720

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2014	2013	2012
Discount rate, beginning of year	3.12%	3.79%	4.94%
Discount rate, end of year	3.60%	3.12%	3.79%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$4,536	$4,214	$3,952
Interest cost	137	154	189
Actuarial loss	92	426	289
Benefits paid	(341)	(258)	(216)

Benefit obligation, end of year	4,424	4,536	4,214
Less: current portion of benefit obligation	(274)	(232)	(212)

Non-current benefit obligation	$4,150	$4,304	$4,002

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Interest cost	$137	$154	$189
Amortization of actuarial loss	8	18	47

Net periodic benefit cost	$145	$172	$236

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2014	2013	2012
Discount rate, beginning of year	3.12%	3.79%	4.94%
Discount rate, end of year	3.60%	3.12%	3.79%
Rate of compensation increase	0.00%	0.00%	0.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Compensation Plans	Pension Benefits
	(in thousands)
2015	$6,766	$326
2016	6,987	327
2017	6,780	332
2018	6,461	325
2019	6,192	312
2020-2024	31,742	1,386

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

During fiscal 2015 the Company expects to recognize $3.1 million in net periodic benefit expense from their deferred compensation and pension plans. This cost will be transferred from accumulated other comprehensive income through the amortization of actuarial losses in the consolidated statement income.

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in eight foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2014 and 2013 is $3.7 million for 267 participants and $3.6 million for 221 participants, respectively. The Company’s contribution to these plans was $0.5 million and $1.1 million in fiscal 2014 and 2013, respectively.

Executive Capital Accumulation Plan

The Company’s Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (collectively “ECAP”), are intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The Company made contributions to the ECAP during fiscal 2014, 2013 and 2012, of $17.2 million, $20.0 million and $15.8 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2014, 2013 and 2012, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $8.9 million, $6.3 million and $0.9 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $9.5 million and $7.6 million in fiscal 2014 and 2013, respectively, recorded in other income (loss), net on the consolidated statements of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2014	2013
	(in thousands)
Balance, beginning of year	$75,913	$71,134
Employee contributions	2,748	1,943
Amortization of employer contributions	11,467	9,010
Gain on investment	8,884	6,281
Employee distributions	(9,044)	(12,244)
Exchange rate fluctuations	(660)	(211)

Balance, end of year	89,308	75,913
Less: current portion	(4,510)	(4,537)

Non-current portion, end of year	$84,798	$71,376

As of April 30, 2014 and 2013, the unamortized portion of the Company contributions to the ECAP was $28.3 million and $23.3 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions and tends to make the contributions related to the current fiscal year in the upcoming year. The Company made a $1.2 million matching contribution in fiscal 2014 related to contributions made by employees in fiscal 2013 and made no contributions in fiscal 2013 and 2012.

Company Owned Life Insurance

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $167.2 million and $159.2 million is offset by outstanding policy loans of $72.9 million and $73.3 million in the accompanying consolidated balance sheets as of April 30, 2014 and 2013, respectively. Total death benefits payable, net of loans under COLI contracts, were $214.2 million and $212.7 million at April 30, 2014 and 2013, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $8.2 million and $6.5 million during the year ended April 30, 2014 and 2013, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2014, COLI contracts with a net CSV of $68.1 million and death benefits payable, net of loans, of $122.6 million were held in trust for these purposes.

7. Restructuring Charges, Net

The Company continued the implementation of the fiscal 2013 restructuring plan during fiscal 2014 in order to integrate PDI by consolidating and eliminating certain redundant office space around the world and by

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

continuing to consolidate certain overhead functions. This resulted in restructuring charges of $3.7 million against operations in fiscal 2014, of which $0.8 million relates to severance and $2.9 million relates to consolidation of premises.

During fiscal 2013, the Company implemented restructuring plans in order to align its cost structure to anticipated revenue levels and to integrate PDI in order to eliminate redundant positions and consolidate premises. This resulted in restructuring charges of $22.8 million against operations during fiscal 2013 of which $16.3 million relates to severance and $6.5 million relates to consolidation of premises.

During fiscal 2012, the Company increased previously recorded restructuring charges resulting in restructuring costs of $0.9 million. The increase in restructuring expense primarily relates to the inability to sublease space, which was included in the original estimate.

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2012	$38	$2,732	$2,770
Restructuring charges, net (1)	16,369	6,488	22,857
Reductions for cash payments, net of recoveries	(11,561)	(2,437)	(13,998)
Exchange rate fluctuations	(27)	(54)	(81)

Liability as of April 30, 2013	4,819	6,729	11,548
Restructuring charges, net	823	2,859	3,682
Reductions for cash payments	(5,884)	(6,821)	(12,705)
Exchange rate fluctuations	242	46	288

Liability as of April 30, 2014	$—	$2,813	$2,813

(1)	During fiscal 2013, the Company recovered $1.0 million from a legal settlement (related to premises) attributable to a previous restructuring action.

As of April 30, 2014 and 2013, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.7 million and $2.4 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next four years.

The restructuring liability by segment is summarized below:

	April 30, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$193	$193
Europe, Middle East and Africa (“EMEA”)	—	379	379

Total Executive Recruitment	—	572	572
LTC	—	1,587	1,587
Futurestep	—	654	654

Liability as of April 30, 2014	$—	$2,813	$2,813

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

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

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Current income taxes:
Federal	$6,982	$4,100	$4,173
State	1,939	1,237	1,609
Foreign	15,502	8,759	12,670

Current provision for income taxes	24,423	14,096	18,452
Deferred income taxes:
Federal	5,094	(423)	7,281
State	177	1,895	3,508
Foreign	(1,202)	1,069	(890)

Deferred provision for income taxes	4,069	2,541	9,899

Total provision for income taxes	$28,492	$16,637	$28,351

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Domestic	$42,411	$15,915	$42,375
Foreign	56,603	31,905	38,429

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$99,014	$47,820	$80,804

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits generated	2.0	0.6	3.0
Foreign tax rates differential	(4.7)	(3.7)	(2.9)
COLI increase, net	(2.9)	(4.8)	(2.7)
Conclusion of U.S. federal tax audit	(2.7)	—	—
Adjustment to repatriation plan	(0.6)	(3.2)	(1.7)
State income taxes, net of federal benefit	1.5	5.7	4.0
Adjustments for valuation allowance	(1.4)	(0.4)	(0.7)
Non-deductible business acquisition transaction costs	—	1.3	—
Expense disallowances	0.6	1.1	0.8
Change in uncertain tax positions	1.1	1.9	—
Other	0.9	1.3	0.3

Effective income tax rate	28.8%	34.8%	35.1%

The decrease in the effective tax rate in fiscal 2014 is due to a tax benefit arising in connection with the conclusion of the IRS examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2010 and 2011, a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates and the reversal of valuation allowance previously recorded against deferred tax assets, including net operating losses, of certain foreign subsidiaries that have returned to profitability and are now more-likely-than-not to realize those deferred tax assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Components of deferred tax assets and liabilities are as follows:

	April 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Deferred compensation	$66,359	$64,791
Loss and credit carryforwards	35,177	42,984
Reserves and accruals	8,706	7,613
Deferred rent	5,575	6,366
Deferred revenue	1,672	1,646
Allowance for doubtful accounts	1,536	1,804
Other	6,531	4,867

Gross deferred tax assets	125,556	130,071

Deferred tax liabilities:
Intangibles	(21,507)	(21,560)
Property and equipment	(6,277)	(6,747)
Prepaid expenses	(5,600)	(4,184)
Other	(5,678)	(3,135)

Gross deferred tax liabilities	(39,062)	(35,626)

Valuation allowances	(26,969)	(27,731)

Net deferred tax asset	$59,525	$66,714

Changes to the valuation allowance balances are recorded through the provision for income taxes in the respective year.

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2014	2013
	(in thousands)
Current:
Deferred tax assets	$15,591	$13,791
Deferred tax liabilities	(10,813)	(10,220)
Valuation allowance	(292)	(60)

Current deferred tax asset	4,486	3,511

Non-current:
Deferred tax asset	109,965	116,280
Deferred tax liabilities	(28,249)	(25,406)
Valuation allowance	(26,677)	(27,671)

Non-current deferred tax asset, net	55,039	63,203

Net deferred tax assets	$59,525	$66,714

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain operating losses and has, therefore, established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax assets will be realized.

As of April 30, 2014 and 2013, the Company has U.S. federal net operating loss carryforwards of $12.2 million and $20.4 million, respectively, from the acquisition of PDI, which will begin to expire in 2028. The utilization of these losses is subject to an annual limitation as defined under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $30.2 million, which will begin to expire in 2015. The Company also has foreign net operating loss carryforwards of $98.2 million, which will begin to expire in 2015.

The Company has a plan to distribute a portion of the cash held in foreign locations to the United States. These planned distributions will not give rise to any additional taxes. Other than these amounts, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $203.8 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes, however, is not practicable.

The Company or one of its subsidiaries files federal and state income tax returns in the United States as well as foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. In January 2014, the IRS finalized an examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2011 and 2010. As a result of the conclusion of this audit, the Company recorded a financial statement benefit of $2.6 million primarily due to favorable adjustments to depreciable tax basis on fixed assets and foreign tax credit utilization. In June 2014, the IRS commenced an examination of the Company’s fiscal year 2013 U.S. federal income tax return. The Company’s income tax returns are not otherwise under examination in any material jurisdiction. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal year 2009 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2014, the Company had a liability of $2.7 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
Unrecognized tax benefits, beginning of year	$3,400	$—	$—
Settlement with tax authority	(1,946)	—	—
Additions based on tax positions related to the current year	279	1,454	—
Additions based on tax positions related to prior years	968	1,946	—

Unrecognized tax benefits, end of year	$2,701	$3,400	$—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

The liability for unrecognized tax benefits is included in income taxes payable in the consolidated balance sheets. The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce the Company’s unrecognized tax benefits balance by approximately $1.0 million.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had approximately $0.7 million in accrued interest and penalties related to unrecognized tax benefits as of April 30, 2014 and none as of April 30, 2013. The Company accrued approximately $0.1 million of interest related to unrecognized tax benefits in fiscal 2014 and none as of April 30, 2013.

9. Property and Equipment

Property and equipment include the following:

	April 30,
	2014	2013
	(in thousands)
Computer equipment and software (1)	$113,941	$98,538
Leasehold improvements	43,994	41,884
Furniture and fixtures	32,727	31,805
Automobiles	1,707	1,725

	192,369	173,952
Less: accumulated depreciation and amortization	(131,935)	(120,324)

Property and equipment, net	$60,434	$53,628

(1)	Depreciation expense for capitalized software was $6.0 million, $4.0 million and $2.5 million during fiscal 2014, 2013 and 2012, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $26.4 million and $19.1 million as of April 30, 2014 and 2013, respectively.

10. Long-Term Debt

The Company’s senior unsecured revolving Credit Agreement dated January 18, 2013 (the “Credit Agreement”), provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit. The Credit Agreement matures on January 18, 2018 and replaces the senior secured Loan Agreement dated as of March 14, 2011 (the “Previous Credit Agreement”), which was terminated on the same date the Credit Agreement was entered into. Borrowings under the Credit Agreement bear interest, at the election of the Company, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. The Company is required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s unused commitments based on the Company’s funded debt

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of April 30, 2014, the Company is in compliance with its financial covenants. In addition, there is a domestic liquidity requirement that the Company maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of April 30, 2014 and 2013, the Company had no borrowings under its long-term debt arrangements. At April 30, 2014 and 2013, there was $2.8 million and $2.7 million, respectively, of standby letters of credit issued under its long-term debt arrangements. As of April 30, 2013, under its previous senior secured credit agreement, the Company was required to maintain $2.9 million in restricted cash to provide collateral for the standby letters of credit that remain outstanding. During fiscal 2014, the Company transferred the standby letters of credit associated with certain lease for premises from its senior secured credit agreement to its current senior unsecured revolving credit agreement and as a result the Company has no restricted cash balance as of April 30, 2014 compared to $2.9 million at April 30, 2013. The Company has a total of $1.5 million and $1.4 million of standby letters of credits with other financial institutions as of April 30, 2014 and 2013, respectively.

The Company has outstanding borrowings against the CSV of COLI contracts of $72.9 million and $73.3 million at April 30, 2014 and 2013, respectively. CSV reflected in the accompanying balance sheet is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

11. Business Segments

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. LTC provides a comprehensive blend of leadership and talent management solutions including both consulting services and product offerings. Service and product offerings in this segment include: Talent Strategy and Organizational Alignment, Succession Management, Board and CEO Services, Leadership Development and Workforce Performance, Inclusion and Diversity, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high impact enterprise-wide consulting and recruitment solutions. Its portfolio of services includes RPO, talent acquisition and management consulting services, project-based recruitment, non-executive and other professional recruitment. The Executive Recruitment business segment is managed by geographic regional leaders and LTC and Futurestep worldwide operations are managed by its President and Chief Executive Officer, respectively. The Executive Recruitment geographic regional leaders, the president of LTC and Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

April 30, 2014

integration/acquisition and certain separation costs (“Adjusted EBITDA”). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items are excluded from Adjusted EBITDA.

Financial highlights by business segment are as follows:

	Year Ended April 30, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$306,768	$147,917	$84,816	$29,374	$568,875	$254,636	$136,790	$—	$960,301
Total revenue	$321,473	$152,525	$87,606	$29,586	$591,190	$262,962	$141,407	$—	$995,559
Net income									$72,691
Other income, net									(9,769)
Interest expense, net									2,363
Equity in earnings of unconsolidated subsidiaries, net									(2,169)
Income tax provision									28,492

Operating income (loss)	$70,256	$23,168	$17,274	$5,654	$116,352	$23,847	$13,352	$(61,943)	$91,608
Depreciation and amortization	3,579	2,727	1,383	323	8,012	12,491	1,797	3,872	26,172
Other income, net	631	632	203	303	1,769	106	583	7,311	9,769
Equity in earnings of unconsolidated subsidiaries, net	383	—	—	—	383	—	—	1,786	2,169

EBITDA	74,849	26,527	18,860	6,280	126,516	36,444	15,732	(48,974)	129,718
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$75,665	$26,987	$18,920	$6,280	$127,852	$37,593	$16,866	$(44,017)	$138,294

Identifiable assets (1)	$295,865	$157,610	$83,292	$25,587	$562,354	$255,590	$111,036	$304,686	$1,233,666
Long-lived assets (1)	$18,647	$5,515	$2,978	$1,168	$28,308	$11,976	$2,550	$17,600	$60,434
Goodwill (1)	$52,086	$51,557	$972	$—	$104,615	$119,350	$33,617	$—	$257,582

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

	Year Ended April 30, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$290,317	$128,807	$73,221	$30,134	$522,479	$168,115	$122,237	$—	$812,831
Total revenue	$305,993	$132,988	$75,359	$30,491	$544,831	$176,566	$128,304	$—	$849,701
Net income									$33,293
Other income, net									(6,309)
Interest expense, net									2,365
Equity in earnings of unconsolidated subsidiaries, net									(2,110)
Income tax provision									16,637

Operating income (loss)	$58,832	$9,173	$6,973	$5,987	$80,965	$6,424	$10,975	$(54,488)	$43,876
Depreciation and amortization	4,726	2,347	1,546	372	8,991	6,012	1,180	2,821	19,004
Other income (loss), net	466	95	200	32	793	(75)	51	5,540	6,309
Equity in earnings of unconsolidated subsidiaries, net	434	—	—	—	434	—	—	1,676	2,110

EBITDA	64,458	11,615	8,719	6,391	91,183	12,361	12,206	(44,451)	71,299
Restructuring charges, net	3,583	3,982	629	—	8,194	10,198	3,527	938	22,857
Integration/acquisition costs	—	—	—	—	—	—	—	3,106	3,106
Separation costs	—	516	—	—	516	—	—	—	516

Adjusted EBITDA	$68,041	$16,113	$9,348	$6,391	$99,893	$22,559	$15,733	$(40,407)	$97,778

Identifiable assets (1)	$209,079	$148,491	$72,303	$23,616	$453,489	$248,611	$93,331	$319,798	$1,115,229
Long-lived assets (1)	$19,167	$6,312	$2,784	$894	$29,157	$10,383	$2,523	$11,565	$53,628
Goodwill (1)	$54,513	$50,264	$972	$—	$105,749	$119,090	$32,454	$—	$257,293

	Year Ended April 30, 2012
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate(2)	Consolidated
	(in thousands)
Fee revenue	$305,717	$141,409	$82,230	$31,846	$561,202	$115,407	$113,896	$—	$790,505
Total revenue	$323,116	$146,573	$84,279	$32,517	$586,485	$120,281	$119,993	$—	$826,759
Net income									$54,303
Other loss, net									271
Interest expense, net									1,791
Equity in earnings of unconsolidated subsidiaries, net									(1,850)
Income tax provision									28,351

Operating income (loss)	$75,580	$13,288	$11,859	$9,207	$109,934	$16,360	$8,445	$(51,873)	$82,866
Depreciation and amortization	4,624	1,881	1,268	367	8,140	2,613	1,070	2,194	14,017
Other income (loss), net	5	(149)	60	(61)	(145)	146	41	(313)	(271)
Equity in earnings of unconsolidated subsidiaries, net	159	—	—	—	159	—	—	1,691	1,850

EBITDA	80,368	15,020	13,187	9,513	118,088	19,119	9,556	(48,301)	98,462
Restructuring charges, net	(15)	897	—	(99)	783	—	146	—	929
Separation costs	—	—	—	—	—	—	920	999	1,919

Adjusted EBITDA	$80,353	$15,917	$13,187	$9,414	$118,871	$19,119	$10,622	$(47,302)	$101,310

Identifiable assets (1)	$171,641	$140,980	$76,027	$22,957	$411,605	$83,576	$90,560	$428,948	$1,014,689
Long-lived assets (1)	$22,288	$7,542	$3,938	$955	$34,723	$2,648	$3,420	$9,017	$49,808
Goodwill (1)	$55,608	$50,664	$972	$—	$107,244	$36,251	$32,843	$—	$176,338

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

(1)	As of the end of the fiscal year.

(2)	The Company recorded an adjustment to the fair value of contingent consideration for a prior acquisition of $2.2 million during the year-ended April 30, 2012.

Fee revenue attributed to an individual customer or country, other than the United States, did not account for more than 10% of the total in fiscal year 2014, 2013 or 2012. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
United States	$507,280	$416,987	$383,955
Other countries	453,021	395,844	406,550

Total fee revenue	$960,301	$812,831	$790,505

Long-lived assets, excluding financial instruments and tax assets, classified by controlling countries over 10% of the total are as follows:

	Year Ended April 30,
	2014	2013	2012
	(in thousands)
United States (1)	$47,411	$40,200	$33,559
Other countries	13,023	13,428	16,249

Total long-lived assets	$60,434	$53,628	$49,808

(1)	Includes Corporate long-lived assets

12. Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated (no acquisitions were completed in fiscal 2014):

	Year Ended April 30,
	2013 (1) (2)	2012 (3)
	(in thousands)
Assets acquired	$32,784	$137
Intangibles acquired	42,800	—
Liabilities acquired	31,506	38

Net assets acquired	44,078	99
Purchase price	126,917	442

Goodwill	$82,839	$343

Acquisition costs	$2,710	$—

Goodwill by segment:
Executive Recruitment	$—	$—
LTC	82,839	—
Futurestep	—	343

Goodwill	$82,839	$343

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

(1)	On December 31, 2012, the Company acquired all outstanding shares of Minneapolis-based PDI, a leading, globally-recognized provider of leadership assessment and development solutions, for $92.5 million, net of cash acquired, which includes $14.9 million in contingent consideration, for the achievement of certain post-closing synergies. During fiscal 2014, the Company paid $15.0 million (includes the interest accreted since December 31, 2012) in contingent consideration to the selling stockholders of PDI as a result of the achievement of certain pre-determined goals associated with expense synergies. PDI has been in business for over 45 years and operates in more than 20 global locations. The acquisition strengthens and expands the Company’s talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of PDI are included in the Company’s consolidated financial statements from December 31, 2012, the effective date of the acquisition, and include $95.6 million and $28.2 million in fee revenue during fiscal 2014 and 2013, respectively.

(2)	On September 1, 2012, the Company acquired all outstanding membership interests of Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions, for $34.5 million in cash, net of cash acquired. Global Novations has more than 150 offerings designed to develop leaders, enable high-performing cultures and deliver business outcomes for its clients. Key diversity and inclusion and leadership offerings include consulting, training and education and e-learning. Global Novations has more than 30 years of experience and has served clients in more than 40 countries, including more than half of the Fortune 100. The acquisition strengthens and expands the Company’s talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of Global Novations are included in the Company’s consolidated financial statements from September 1, 2012, the effective date of the acquisition, and include $26.0 million and $17.4 million in fee revenue during fiscal 2014 and 2013, respectively.

(3)	On March 1, 2012, the Company purchased Avature USA Recruiting Business and Avature Argentina Recruiting Business. Avature USA Recruiting Business and Avature Argentina Recruiting Business are engaged in providing back-office functions including, database candidate searching, data processing, filling forms, call-center activities, and other administrative functions. As a result of these acquisitions, the Company obtained the rights to certain client contracts from Avature USA, license agreements to use the Customer Relationship Management software, employees of Avature Argentina engaged in the recruiting business and the office lease and equipment in Argentina used in the recruiting business. Actual results of operations of Avature USA Recruiting Business and Avature Argentina Recruiting Business are included in the Company’s consolidated financial statements from March 1, 2012, the effective date of the acquisition.

The aggregate purchase price for PDI and Global Novations was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. During fiscal 2014, adjustments to the preliminary purchase price allocation relating to the PDI acquisition, resulted in an increase in the purchase price and goodwill of $0.2 million. Tax deductible goodwill from fiscal 2013 acquisitions amounted to $20.5 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

13. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Recruitment
	North America	EMEA	Asia Pacific	Subtotal	LTC	Futurestep	Consolidated
	(in thousands)
Balance as of April 30, 2012.	$55,608	$50,664	$972	$107,244	$36,251	$32,843	$176,338
Additions	—	—	—	—	82,839	—	82,839
Exchange rate fluctuations.	(1,095)	(400)	—	(1,495)	—	(389)	(1,884)

Balance as of April 30, 2013.	54,513	50,264	972	105,749	119,090	32,454	257,293
Additions (1)	—	—	—	—	229	—	229
Exchange rate fluctuations.	(2,427)	1,293	—	(1,134)	31	1,163	60

Balance as of April 30, 2014.	$52,086	$51,557	$972	$104,615	$119,350	$33,617	$257,582

(1)	During fiscal 2014, adjustments to the preliminary purchase accounting allocation relating to the PDI acquisition, resulted in an increase in goodwill (see Note 12 — Acquisitions).

Intangible assets include the following:

	Weighted- Average Amortization Period	April 30, 2014			April 30, 2013
		(in thousands)
Amortized intangible assets:		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	10 years	$34,899	$(8,674)	$26,225	$34,899	$(4,887)	$30,012
Intellectual property	20 years	22,900	(7,009)	15,891	22,900	(3,887)	19,013
Proprietary databases	10 years	4,256	(1,925)	2,331	4,256	(1,500)	2,756
Trademarks	4 years	3,686	(2,559)	1,127	3,686	(1,331)	2,355
Non-compete agreements	5 years	810	(610)	200	810	(510)	300

Total	11 years	$66,551	$(20,777)	45,774	$66,551	$(12,115)	54,436

Unamortized intangible assets:
Trademarks				3,800			3,800
Exchange rate fluctuations				(14)			(49)

Intangible assets				$49,560			$58,187

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

Amortization expense for amortized intangible assets was $8.7 million, $5.0 million and $2.2 million during fiscal 2014, 2013 and 2012, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2015	$8,081
2016	7,017
2017	5,701
2018	5,008
2019	3,754
Thereafter	16,213

$45,774

All amortizable intangible assets will be fully amortized by the end of fiscal 2031.

14. Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2014, 2013 and 2012 amounted to $39.6 million, $38.4 million and $35.5 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2015	$41,177
2016	32,092
2017	25,329
2018	22,137
2019	18,857
Thereafter	64,395

$203,987

Employment Agreements

As of April 30, 2014, the Company has employment agreements with certain of its executive officers that provide benefits if these executives are terminated or resign under certain limited circumstances. Though the Company could, on a case by case basis, agree to make termination payments to other employees and executive officers, the maximum aggregate amount payable under the agreements referenced above, is $11.5 million in the absence of a change of control and $14.6 million for terminations or resignations that occur within 12 months

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2014

from the change of control. In certain cases, executives’ outstanding options will immediately vest and remain exercisable for periods ranging from three months to their original expiration date following termination of employment.

The Company has a policy of entering into offer letters of employment or letters of promotion with vice presidents which provide for an annual base salary and discretionary and incentive bonus payments. Certain key vice presidents who typically have been employed by the Company for several years may also have a standard form employment agreement. Upon termination without cause, the Company is required to pay the amount of severance due under the employment agreement, if any. The Company also requires its vice presidents to agree in their employment letters and their employment agreement, if applicable, not to compete with the Company both during the term of their employment, and for a period of up to two years after their employment ends. For a period of two years after their employment with the Company, former vice presidents are prohibited from soliciting employees of the Company for employment outside of the Company.

Litigation

From time to time, the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

During fiscal 2014, in connection with an employment dispute, the Company recorded expenses in the amount of $4.5 million in compensation and benefits expense. The Company settled the liability and as of April 30, 2014 carries no liability regarding this matter.

15. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statement of income data for the quarters in fiscal 2014 and 2013. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2014				Fiscal 2013
	April 30	January 31	October 31	July 31	April 30 (1)	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$251,712	$242,184	$237,968	$228,437	$227,902	$202,004	$196,231	$186,694
Operating income	$24,480	$27,302	$23,165	$16,661	$15,392	$8,706	$2,769	$17,009
Net income	$21,211	$21,304	$18,759	$11,417	$12,197	$9,482	$1,196	$10,418
Net income per share:
Basic.	$0.44	$0.44	$0.39	$0.24	$0.26	$0.20	$0.03	$0.22
Diluted.	$0.43	$0.43	$0.38	$0.24	$0.25	$0.20	$0.03	$0.22

(1)	During the three months ended April 30, 2013, the Company implemented a restructuring plan to continue to integrate PDI in order to eliminate redundant positions and consolidate premises. This resulted in restructuring charges, net of recoveries of $2.9 million against operations during the three months ended April 30, 2013.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

April 30, 2014

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Recoveries (Charges) to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2014	$9,097	$7,840	$291	$(7,715)	$9,513
Year Ended April 30, 2013	$9,437	$6,748	$(118)	$(6,970)	$9,097
Year Ended April 30, 2012	$9,977	$5,732	$(220)	$(6,052)	$9,437

Deferred tax asset valuation allowance:
Year Ended April 30, 2014	$27,731	$3,728	$—	$(4,490)	$26,969
Year Ended April 30, 2013	$25,089	$5,678	$—	$(3,036)	$27,731
Year Ended April 30, 2012	$26,168	$443	$—	$(1,522)	$25,089

(1)	Exchange rate fluctuations.

(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.