Form 10-Q
period 2014-07-31
KORN FERRY INTERNATIONAL
filed 2014-09-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares outstanding of our common stock as of September 3, 2014 was 50,299,015 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2014	April 30, 2014
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$238,573	$333,717
Marketable securities	17,633	9,566
Receivables due from clients, net of allowance for doubtful accounts of $10,371 and $9,513, respectively	202,387	175,986
Income taxes and other receivables	8,163	8,244
Deferred income taxes	4,375	4,486
Prepaid expenses and other assets	32,864	29,955

Total current assets	503,995	561,954

Marketable securities, non-current	115,382	124,993
Property and equipment, net	61,966	60,434
Cash surrender value of company owned life insurance policies, net of loans	96,732	94,274
Deferred income taxes, net	50,291	55,039
Goodwill	255,932	257,582
Intangible assets, net	47,518	49,560
Investments and other assets	35,622	29,830

Total assets	$1,167,438	$1,233,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$20,019	$19,375
Income taxes payable	8,043	13,014
Compensation and benefits payable	113,159	192,035
Other accrued liabilities	68,701	62,509

Total current liabilities	209,922	286,933

Deferred compensation and other retirement plans	164,694	169,235
Other liabilities	23,718	21,962

Total liabilities	398,334	478,130

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 62,757 and 62,282 shares issued and 50,286 and 49,811 shares outstanding, respectively	451,863	449,631
Retained earnings	323,314	308,781
Accumulated other comprehensive loss, net	(5,587)	(2,388)

Stockholders’ equity	769,590	756,024
Less: notes receivable from stockholders	(486)	(488)

Total stockholders’ equity	769,104	755,536

Total liabilities and stockholders’ equity	$1,167,438	$1,233,666

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2014	2013
	(in thousands, except per share data)
Fee revenue	$251,188	$228,437
Reimbursed out-of-pocket engagement expenses	9,137	9,150

Total revenue	260,325	237,587

Compensation and benefits	169,106	152,770
General and administrative expenses	37,368	39,871
Reimbursed expenses	9,137	9,150
Cost of services	9,465	9,509
Depreciation and amortization	6,770	5,944
Restructuring charges, net	9,886	3,682

Total operating expenses	241,732	220,926

Operating income	18,593	16,661
Other income, net	2,177	2,267
Interest expense, net	(794)	(591)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	19,976	18,337
Equity in earnings of unconsolidated subsidiaries, net	466	465
Income tax provision	5,909	7,385

Net income	$14,533	$11,417

Earnings per common share:
Basic	$0.30	$0.24

Diluted	$0.29	$0.24

Weighted-average common shares outstanding:
Basic	48,703	47,665

Diluted	49,591	48,519

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Net income	$14,533	$11,417

Other comprehensive income:
Foreign currency translation adjustments	(3,680)	(3,026)
Deferred compensation and pension plan adjustments, net of taxes	487	—
Unrealized losses on marketable securities, net of taxes	(6)	(57)

Comprehensive income	$11,334	$8,334

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$14,533	$11,417
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,770	5,944
Stock-based compensation expense	3,319	2,960
Provision for doubtful accounts	1,911	1,442
Gain on cash surrender value of life insurance policies	(3,263)	(1,291)
Gain on marketable securities	(2,018)	(1,941)
Deferred income taxes	4,859	3,356
Change in other assets and liabilities:
Deferred compensation	1,715	1,436
Receivables due from clients	(28,312)	(22,111)
Income tax and other receivables	152	2,481
Prepaid expenses and other assets	(2,909)	(3,977)
Investment in unconsolidated subsidiaries	(466)	(465)
Income taxes payable	(4,967)	2,014
Accounts payable and accrued liabilities	(77,636)	(62,800)
Other	(3,735)	(5,794)

Net cash used in operating activities	(90,047)	(67,329)

Cash flows from investing activities:
Purchase of property and equipment	(6,590)	(5,183)
Purchase of marketable securities	(4,319)	(20,662)
Proceeds from sales/maturities of marketable securities	7,812	34,179
Change in restricted cash	—	2,861
Payment of contingent consideration from acquisition	—	(15,000)
Premiums on company-owned life insurance policies	(419)	(419)
Proceeds from life insurance policies	1,801	—
Dividends received from unconsolidated subsidiaries	318	510

Net cash used in investing activities	(1,397)	(3,714)

Cash flows from financing activities:
Purchase of common stock	(3,731)	(1,945)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,479	1,822
Tax benefit from exercise of stock options	1,165	97
Payments on life insurance policy loans	(705)	—

Net cash used in financing activities	(1,792)	(26)

Effect of exchange rate changes on cash and cash equivalents	(1,908)	(2,571)

Net decrease in cash and cash equivalents	(95,144)	(73,640)
Cash and cash equivalents at beginning of period	333,717	224,066

Cash and cash equivalents at end of period	$238,573	$150,426

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

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

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2014 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Revenue from perpetual licenses is recognized when the license is sold. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold. As of July 31, 2014 and April 30, 2014, the Company included deferred revenue of $38.3 million and $36.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2014 and April 30, 2014, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available. As of July 31, 2014 and April 30, 2014, the Company had cash equivalents of $104.4 million and $186.6 million, respectively.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three months ended July 31, 2014 and 2013, no other-than-temporary impairment was recognized.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

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

As of July 31, 2014 and April 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2014, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indicators of impairment as of July 31, 2014 and April 30, 2014 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2014 and April 30, 2014, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance metrics for LTC and Futurestep consultants), the level of engagements referred by a fee earner in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $39.0 million and $31.2 million for the three months ended July 31, 2014 and 2013, respectively, which was reduced by a change in the previous years’ estimate recorded in the three months ended July 31, 2014 and 2013, of $0.3 million and $0.7 million, respectively. This resulted in net bonus expense of $38.7 million and $30.5 million in the three months ended July 31, 2014 and 2013, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

July 31, 2014

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments principally include restricted stock units, restricted stock and stock options. The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock options on a straight-line basis over the service period for the entire award.

Recently Adopted Accounting Standards

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company adopted this guidance during the three months ended July 31, 2014 and the adoption did not have an impact on the financial statements of the Company.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset for a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, the liability for an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company adopted this guidance during the three months ended July 31, 2014 and the adoption did not have an impact on the financial statements of the Company.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2016. The Company will adopt this guidance in its fiscal year beginning May 1, 2017. The Company is currently evaluating the effect the guidance will have on our financial condition and results of operations.

2. Basic and Diluted Earnings Per Share

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During the three months ended July 31, 2014, all shares of outstanding options were included in the computation of diluted earnings per share. During the three months ended July 31, 2013, options to purchase 0.3 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended July 31,
	2014	2013
	(in thousands, except per share data)
Net earnings attributable to common stockholders	$14,533	$11,417

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	48,703	47,665
Effect of dilutive securities:
Restricted stock	756	659
Stock options	132	195

Diluted weighted-average number of common shares outstanding	49,591	48,519

Net earnings per common share:
Basic earnings per share	$0.30	$0.24

Diluted earnings per share	$0.29	$0.24

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

The components of accumulated other comprehensive loss were as follows:

	July 31, 2014	April 30, 2014
	(in thousands)
Foreign currency translation adjustments	$11,924	$15,604
Deferred compensation and benefit pension plan adjustments, net of taxes	(17,519)	(18,006)
Unrealized gains on marketable securities, net of taxes	8	14

Accumulated other comprehensive loss, net	$(5,587)	$(2,388)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2014:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2014	$15,604	$(18,006)	$14	$(2,388)
Unrealized losses arising during the period	(3,680)	—	(6)	(3,686)
Reclassification of realized net losses to net income	—	487	—	487

Balance as of July 31, 2014	$11,924	$(17,519)	$8	$(5,587)

(1)	The tax effects on the reclassifications of realized net losses was $0.3 million for the three months ended July 31, 2014.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2013:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2013	$17,559	$(20,236)	$46	$(2,631)
Unrealized losses arising during the period	(3,026)	—	(89)	(3,115)
Reclassification of realized net losses to net income	—	—	32	32

Balance as of July 31, 2013	$14,533	$(20,236)	$(11)	$(5,714)

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Restricted stock	$3,252	$2,820
Stock options	67	140

Total stock-based compensation expense, pre-tax	3,319	2,960
Tax benefit from stock-based compensation expense	(982)	(1,192)

Total stock-based compensation expense, net of tax	$2,337	$1,768

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Company did not grant stock options in the three months ended July 31, 2014 and 2013.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

Stock Options

Stock option transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	Three Months Ended July 31, 2014
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2014	396	$16.23
Exercised	(85)	$17.61
Forfeited/expired.	(6)	$19.37

Outstanding, July 31, 2014	305	$15.80	2.21	$4,156

Exercisable, July 31, 2014	294	$15.56	2.14	$4,069

As of July 31, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested awards of stock options that will be recognized in fiscal 2015.

Additional information pertaining to stock options:

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Total fair value of stock options vested	$324	$802
Total intrinsic value of stock options exercised	$1,039	$1,664

Restricted Stock

The Company grants time-based restricted stock awards to executive officers and other senior employees generally vesting over a three to four year period. In addition, certain key management members typically receive time-based restricted stock awards grants upon commencement of employment and may receive them annually in conjunction with the Company’s performance review. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.

The Company also grants market-based and performance-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units are determined by a third-party valuation using extensive market data that are based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

Restricted stock activity during the three months ended July 31, 2014 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2014	1,880	$18.95
Granted	390	$29.90
Vested	(514)	$19.20

Non-vested, July 31, 2014	1,756	$21.14

As of July 31, 2014, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $5.2 million and $3.9 million, respectively.

As of July 31, 2014, there was $30.4 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. During the three months ended July 31, 2014 and 2013, 125,421 shares and 100,374 shares of restricted stock totaling $3.7 million and $1.9 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Common Stock

During the three months ended July 31, 2014 and 2013, the Company issued 85,321 shares and 188,879 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $1.5 million and $1.8 million, respectively.

No shares were repurchased during the three months ended July 31, 2014 and 2013, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Marketable Securities

As of July 31, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$116,719	$—	$116,719
Corporate bonds	—	16,296	16,296

Total	116,719	16,296	133,015
Less: current portion of marketable securities	(11,581)	(6,052)	(17,633)

Non-current marketable securities	$105,138	$10,244	$115,382

As of April 30, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$116,207	$—	$116,207
Corporate bonds	—	18,352	18,352

Total	116,207	18,352	134,559
Less: current portion of marketable securities	(4,510)	(5,056)	(9,566)

Non-current marketable securities	$111,697	$13,296	$124,993

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $118.2 million and $117.6 million as of July 31, 2014 and April 30, 2014, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During both the three months ended July 31, 2014 and 2013, the fair value of the investments increased; therefore, the Company recognized income of $2.0 million, which was recorded in other income, net.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of July 31, 2014 and April 30, 2014, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	July 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$16,278	$23	$(5)	$16,296

	April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$18,325	$31	$(4)	$18,352

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2014 and April 30, 2014, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. As of July 31, 2014, available-for-sale marketable securities have remaining maturities ranging from five months to 1.5 years. During the three months ended July 31, 2014 and 2013, the Company received $2.0 million and $29.3 million, respectively, in proceeds from sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of July 31, 2014 and April 30, 2014, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of July 31, 2014 and April 30, 2014, the Company’s marketable securities classified as trading were $116.7 million (gross unrealized gains of $10.4 million and gross unrealized losses of $0.5 million) and $116.2 million (gross unrealized gains of $9.2 million and $0.7 million of gross unrealized losses), respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

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

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2014	2013
	(in thousands)
Amortization of actuarial loss	$763	$780
Interest cost	747	676

Net periodic benefit costs	$1,510	$1,456

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $168.9 million and $167.2 million is offset by outstanding policy loans of $72.2 million and $72.9 million in the accompanying consolidated balance sheets as of July 31, 2014 and April 30, 2014, respectively. The CSV value of the underlying COLI investments increased by $3.3 million and $1.3 million during the three months ended July 31, 2014 and 2013, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company made contributions to the ECAP during the three months ended July 31, 2014 and 2013 of $1.2 million and $14.2 million, respectively. The Company expects to contribute an additional $17.1 million during the remainder of fiscal 2015. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Participants generally vest in Company contributions over a four year period.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2014 and 2013, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.7 million and $1.6 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.0 million during both the three months ended July 31, 2014 and 2013, recorded in other income, net on the consolidated statement of income (see Note 5 — Marketable Securities).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

7. Restructuring Charges, Net

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions, as well as other cost saving initiatives. This resulted in restructuring charges of $9.9 million against operations in the three months ended July 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises.

Changes in the restructuring liability during the three months ended July 31, 2014 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2014	$—	$2,813	$2,813
Restructuring charges, net	9,571	315	9,886
Reductions for cash payments	(3,332)	(672)	(4,004)
Exchange rate fluctuations	(57)	6	(51)

Liability as of July 31, 2014	$6,182	$2,462	$8,644

As of July 31, 2014 and April 30, 2014, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.8 million and $0.7 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next four years.

The restructuring liability by segment is summarized below:

	July 31, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$886	$39	$925
Europe, Middle East and Africa (“EMEA”)	2,662	537	3,199
Asia Pacific	9	—	9
South America	228	—	228

Total Executive Recruitment	3,785	576	4,361
LTC	1,529	1,416	2,945
Futurestep	822	470	1,292
Corporate	46	—	46

Liability as of July 31, 2014	$6,182	$2,462	$8,644

	April 30, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$193	$193
EMEA	—	379	379

Total Executive Recruitment	—	572	572
LTC	—	1,587	1,587
Futurestep	—	654	654

Liability as of April 30, 2014	$—	$2,813	$2,813

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

8. Business Segments

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. LTC provides a comprehensive blend of leadership and talent management solutions including both consulting services and product offerings. Service and product offerings in this segment include: Talent Strategy and Organizational Alignment, Succession Management, Board and CEO Services, Leadership Development and Workforce Performance, Inclusion and Diversity, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in enterprise-wide consulting and recruitment solutions. Its portfolio of services includes RPO, talent acquisition and management consulting services, project-based recruitment, non-executive and other professional recruitment. The Executive Recruitment business segment is managed by geographic regional leaders and LTC and Futurestep worldwide operations are managed by its President and Chief Executive Officer, respectively. The Executive Recruitment geographic regional leaders, the president of LTC and Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries) and/or integration/acquisition and certain separation costs (“Adjusted EBITDA”). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except that unusual or infrequent items that do not recur on a regular basis are excluded from Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2014

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$82,300	$40,297	$19,534	$6,284	$148,415	$63,548	$39,225	$—	$251,188
Total revenue	$86,082	$41,429	$20,369	$6,309	$154,189	$65,420	$40,716	$—	$260,325

Net income									$14,533
Other income, net									(2,177)
Interest expense, net									794
Equity in earnings of unconsolidated subsidiaries, net									(466)
Income tax provision									5,909

Operating income (loss)	$18,998	$2,643	$2,522	$73	$24,236	$3,460	$3,457	$(12,560)	18,593
Depreciation and amortization	904	489	294	85	1,772	3,252	446	1,300	6,770
Other income (loss), net	129	46	109	33	317	217	(2)	1,645	2,177
Equity in earnings of unconsolidated subsidiaries, net	68	—	—	—	68	—	—	398	466

EBITDA	20,099	3,178	2,925	191	26,393	6,929	3,901	(9,217)	28,006
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$21,250	$7,165	$2,942	$568	$31,925	$9,687	$5,325	$(9,045)	$37,892

	Three Months Ended July 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$74,147	$34,377	$21,128	$7,003	$136,655	$60,062	$31,720	$—	$228,437
Total revenue	$78,111	$35,457	$21,927	$7,036	$142,531	$62,082	$32,974	$—	$237,587

Net income									$11,417
Other income, net									(2,267)
Interest expense, net									591
Equity in earnings of unconsolidated subsidiaries, net									(465)
Income tax provision									7,385

Operating income (loss)	$16,324	$5,960	$4,500	$1,496	$28,280	$4,335	$2,545	$(18,499)	16,661
Depreciation and amortization	963	435	306	74	1,778	2,897	408	861	5,944
Other income, net	127	234	17	3	381	8	565	1,313	2,267
Equity in earnings of unconsolidated subsidiaries, net	102	—	—	—	102	—	—	363	465

EBITDA	17,516	6,629	4,823	1,573	30,541	7,240	3,518	(15,962)	25,337
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	2,500	2,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$18,332	$7,089	$4,883	$1,573	$31,877	$8,389	$4,652	$(13,005)	$31,913

9. Long-Term Debt

As of July 31, 2014 and April 30, 2014, the Company had no borrowings under its long-term debt arrangements. At July 31, 2014 and April 30, 2014, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company had a total of $1.6 million and $1.5 million of standby letters of credits with other financial institutions as of July 31, 2014 and April 30, 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.9 million in restructuring charges, net in the three months ended July 31, 2014, of which $9.6 million relates to severance and $0.3 million related to consolidation/abandonment of premises. During the three months ended July 31, 2013, we recorded $3.7 million of restructuring charges, net, of which $2.9 million related to consolidation of premises and $0.8 million related to severance.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 8 –Business Segments, in the Notes to our Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is further adjusted to exclude restructuring charges (net of recoveries), and/or integration/acquisition and certain separation costs (“Adjusted EBITDA”). EBITDA and Adjusted EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as substitutes for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes these non-GAAP financial measures because management believes they are useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from Adjusted EBITDA.

Fee revenue increased $22.8 million, or 10%, in the three months ended July 31, 2014 to $251.2 million compared to $228.4 million in the year-ago quarter, with increases in fee revenue in Executive Recruitment, Futurestep, and LTC. During the three months ended July 31, 2014, we recorded operating income of $18.6 million with Executive Recruitment, Futurestep, and LTC segments contributing $24.2 million, $3.5 million, and $3.4 million, respectively, offset by corporate expenses of $12.5 million. Net income during the three months ended July 31, 2014 and 2013 was $14.5 million and $11.4 million, respectively. Adjusted EBITDA was $37.9 million with Executive Recruitment, LTC, and Futurestep segments contributing $31.9 million, $9.7 million, and $5.3 million, respectively, offset by corporate expenses of $9.0 million during the three months ended July 31, 2014. Adjusted EBITDA increased $6.0 million during the three months ended July 31, 2014, from Adjusted EBITDA of $31.9 million during the three months ended July 31, 2013.

Our cash, cash equivalents and marketable securities decreased $96.7 million, or 21%, to $371.6 million at July 31, 2014 compared to $468.3 million at April 30, 2014, mainly due to bonuses earned in fiscal 2014 and paid during the first quarter of fiscal 2015, partially offset by cash provided by operating activities. As of July 31, 2014, we held marketable securities to settle obligations under the ECAP with a cost value of $106.8 million and a fair value of $116.7 million. Our vested and unvested obligations for which these assets were held in trust totaled $118.2 million as of July 31, 2014. Our working capital increased by $19.1 million to $294.1 million in the three months ended July 31, 2014. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at July 31, 2014 or April 30, 2014. As of July 31, 2014 and April 30, 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $1.6 million and $1.5 million of standby letters of credits with other financial institutions as of July 31, 2014 and April 30, 2014, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended July 31,
	2014	2013
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.6	4.0

Total revenue	103.6	104.0
Compensation and benefits	67.3	66.9
General and administrative expenses	14.9	17.4
Reimbursed expenses	3.6	4.0
Cost of services	3.8	4.2
Depreciation and amortization	2.7	2.6
Restructuring charges, net	3.9	1.6

Operating income	7.4	7.3

Net income	5.8%	5.0%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2014		2013
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$82,300	32.8%	$74,147	32.5%
EMEA	40,297	16.0	34,377	15.0
Asia Pacific	19,534	7.8	21,128	9.2
South America.	6,284	2.5	7,003	3.1

Total Executive Recruitment	148,415	59.1	136,655	59.8
LTC	63,548	25.3	60,062	26.3
Futurestep	39,225	15.6	31,720	13.9

Total fee revenue	251,188	100.0%	228,437	100.0%

Reimbursed out-of-pocket engagement expense	9,137		9,150

Total revenue	$260,325		$237,587

	Three Months Ended July 31,
	2014		2013
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive recruitment:
North America	$18,998	23.1%	$16,324	22.0%
EMEA	2,643	6.6	5,960	17.3
Asia Pacific	2,522	12.9	4,500	21.3
South America.	73	1.2	1,496	21.4

Total Executive Recruitment	24,236	16.3	28,280	20.7
LTC	3,460	5.4	4,335	7.2
Futurestep	3,457	8.8	2,545	8.0
Corporate	(12,560)		(18,499)

Total operating income	$18,593	7.4%	$16,661	7.3%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$82,300	$40,297	$19,534	$6,284	$148,415	$63,548	$39,225	$—	$251,188
Total revenue	$86,082	$41,429	$20,369	$6,309	$154,189	$65,420	$40,716	$—	$260,325

Net income									$14,533
Other income, net									(2,177)
Interest expense, net									794
Equity in earnings of unconsolidated subsidiaries, net									(466)
Income tax provision									5,909

Operating income (loss)	$18,998	$2,643	$2,522	$73	$24,236	$3,460	$3,457	$(12,560)	18,593
Depreciation and amortization	904	489	294	85	1,772	3,252	446	1,300	6,770
Other income (loss), net	129	46	109	33	317	217	(2)	1,645	2,177
Equity in earnings of unconsolidated subsidiaries, net	68	—	—	—	68	—	—	398	466

EBITDA	20,099	3,178	2,925	191	26,393	6,929	3,901	(9,217)	28,006
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$21,250	$7,165	$2,942	$568	$31,925	$9,687	$5,325	$(9,045)	$37,892

Adjusted EBITDA margin	25.8%	17.8%	15.1%	9.0%	21.5%	15.2%	13.6%		15.1%

	Three Months Ended July 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$74,147	$34,377	$21,128	$7,003	$136,655	$60,062	$31,720	$—	$228,437
Total revenue	$78,111	$35,457	$21,927	$7,036	$142,531	$62,082	$32,974	$—	$237,587

Net income									$11,417
Other income, net									(2,267)
Interest expense, net									591
Equity in earnings of unconsolidated subsidiaries, net									(465)
Income tax provision									7,385

Operating income (loss)	$16,324	$5,960	$4,500	$1,496	$28,280	$4,335	$2,545	$(18,499)	16,661
Depreciation and amortization	963	435	306	74	1,778	2,897	408	861	5,944
Other income, net	127	234	17	3	381	8	565	1,313	2,267
Equity in earnings of unconsolidated subsidiaries, net	102	—	—	—	102	—	—	363	465

EBITDA	17,516	6,629	4,823	1,573	30,541	7,240	3,518	(15,962)	25,337
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	2,500	2,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$18,332	$7,089	$4,883	$1,573	$31,877	$8,389	$4,652	$(13,005)	$31,913

Adjusted EBITDA margin	24.7%	20.6%	23.1%	22.5%	23.3%	14.0%	14.7%		14.0%

Three Months Ended July 31, 2014 Compared to Three Months Ended July 31, 2013

Fee Revenue

Fee Revenue. Fee revenue increased $22.8 million, or 10%, to $251.2 million in the three months ended July 31, 2014 compared to $228.4 million in the year-ago quarter. This increase in fee revenue was attributable to an increase in fee revenue in Executive Recruitment, Futurestep and LTC. Exchange rates favorably impacted fee revenue by $2.5 million or 1% in the three months ended July 31, 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $148.4 million, an increase of $11.8 million, or 9%, in the three months ended July 31, 2014 compared to $136.6 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue increased in North America and EMEA regions, partially offset by decreases in fee revenue in Asia Pacific and South America regions in the three months ended July 31, 2014 as compared to the year-ago quarter. The increase in Executive Recruitment fee revenue was mainly due to a 9% increase in the number of Executive Recruitment engagements billed in the three months ended July 31, 2014 as compared to the three months ended July 31, 2013. Exchange rates favorably impacted fee revenue by $1.4 million or 1% in the three months ended July 31, 2014.

North America reported fee revenue of $82.3 million, an increase of $8.2 million, or 11%, in the three months ended July 31, 2014 compared to $74.1 million in the year-ago quarter. North America’s increase in fee revenue is primarily due to a 10% increase in the number of engagements billed, and a 1% increase in the weighted-average fees billed per engagement during the three months ended July 31, 2014 as compared to the year-ago quarter. The overall increase in fee revenue was primarily driven by increases in fee revenue in the financial services, life sciences/healthcare, technology and consumer goods sectors as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.4 million or 1% in the three months ended July 31, 2014.

EMEA reported fee revenue of $40.3 million, an increase of $5.9 million, or 17%, in the three months ended July 31, 2014 compared to $34.4 million in the year-ago quarter. EMEA’s increase in fee revenue was primarily driven by a 15% increase in the number of engagements billed, and a 2% increase in the weighted-average fees billed per engagement in the three months ended July 31, 2014 as compared to the year-ago quarter. The performance in existing offices in the United Kingdom, Germany, France and Sweden were the primary contributors to the increase in fee revenue, in the three months ended July 31, 2014 compared to the year-ago quarter, offset by a decrease in fee revenue in Denmark. In terms of business sectors, industrial, consumer goods and life sciences/healthcare experienced the largest increases in fee revenue, in the three months ended July 31, 2014 as compared to the year-ago quarter, partially offset by a decrease in the technology sector. Exchange rates favorably impacted fee revenue by $2.4 million or 7% in the three months ended July 31, 2014.

Asia Pacific reported fee revenue of $19.5 million, a decrease of $1.6 million, or 8%, in the three months ended July 31, 2014 compared to $21.1 million in the year-ago quarter. The decrease in fee revenue was mainly due to a 7% decrease in weighted-average fees billed per engagement in the three months ended July 31, 2014 compared to the year-ago quarter. The decrease in performance in Singapore and Japan were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2014 compared to the year-ago quarter. The largest decrease in fee revenue was experienced in the life sciences/healthcare sector in the three months ended July 31, 2014 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.2 million or 1% in the three months ended July 31, 2014.

South America reported fee revenue of $6.3 million, a decrease of $0.7 million, or 10%, in the three months ended July 31, 2014 compared to $7.0 million in the year-ago quarter. The decrease in fee revenue was mainly due to an 8% decrease in weighted-average fees billed per engagement and a 3% decrease in the number of engagements billed in the three months ended July 31, 2014 compared to the year-ago quarter. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue in the three months ended July 31, 2014 compared to the year-ago quarter, partially offset by an increase in Chile, Venezuela and Colombia. Consumer goods and technology were the main sectors contributing to the decrease in fee revenue in the three months ended July 31, 2014 compared to the year-ago quarter, partially offset by an increase in fee revenue in the financial services sector during the same period. Exchange rates unfavorably impacted fee revenue for South America by $0.4 million or 6% in the three months ended July 31, 2014.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $63.6 million, an increase of $3.5 million, or 6%, in the three months ended July 31, 2014 compared to $60.1 million in the year-ago quarter. Fee revenue increased due to an increase in consulting fee revenue of $2.7 million, or 6%, in the three months ended July 31, 2014 compared to the year-ago quarter, and an increase in product revenue of $0.8 million during the same period. Exchange rates favorably impacted fee revenue by $0.5 million or 1% in the three months ended July 31, 2014.

Futurestep. Futurestep reported fee revenue of $39.2 million, an increase of $7.5 million, or 24%, in the three months ended July 31, 2014 compared to $31.7 million in the year-ago quarter. The increase in Futurestep’s fee revenue was due to a 23% increase in the weighted-average fees billed per engagement in the three months ended July 31, 2014 compared to the year-ago quarter. The increase in the weighted-average fees billed was driven by a 48% increase in fee revenue from recruitment process outsourcing and a 13% increase in professional recruitment. Exchange rates favorably impacted fee revenue by $0.6 million or 2% in the three months ended July 31, 2014.

Compensation and Benefits

Compensation and benefits expense increased $16.3 million, or 11%, to $169.1 million in the three months ended July 31, 2014 from $152.8 million in the year-ago quarter. This increase was due in large part to an increase in performance related bonus expense of $8.2 million and an increase of $7.7 million, $1.7 million and $1.2 million in salaries and related payroll taxes, outside contractors and employee insurance cost, respectively. These increases in compensation and benefits expense were partially offset by management separation charges of $2.5 million recorded during the three months ended July 31, 2013 with no such charges in the three months ended July 31, 2014. The increase in performance related bonus expense was due to an increase in fee revenue and profitability while the increase in salaries and related payroll expense and employee insurance cost was due to an increase in average headcount for Executive Recruitment and Futurestep in the three months ended July 31, 2014 compared to the year-ago quarter, reflecting our continued growth-related investments back into the business. Exchange rates unfavorably impacted compensation and benefits expenses by $1.3 million or 1% during the three months ended July 31, 2014.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $1.7 million in the three months ended July 31, 2014 compared to $1.6 million in the year-ago quarter. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $2.0 million for both the three months ended July 31, 2014 and 2013, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $9.5 million, or 11%, to $97.9 million in the three months ended July 31, 2014 compared to $88.4 million in the year-ago quarter. This increase was primarily due to an increase of $4.9 million in salaries and related payroll taxes and an increase of $0.5 million in employee insurance cost, both due to a 6% increase in the average headcount. In addition there was an increase in performance related bonus expense of $2.5 million due to higher revenue and profitability. Executive Recruitment compensation and benefits expense as a percentage of fee revenue increased to 66% in the three months ended July 31, 2014 from 65% in the three months ended July 31, 2013.

Leadership & Talent Consulting compensation and benefits expense increased $4.6 million, or 13%, to $38.7 million in the three months ended July 31, 2014 from $34.1 million in the year-ago quarter. The increase was driven by an increase in performance related bonus expense of $3.2 million and an increase of $0.3 million in the use of outside contractors in order to support the higher level of fee revenue. The increase in performance related bonus expense was primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during the three months ended July 31, 2014 compared to the year-ago quarter. The rest of the increase was due to an increase in employee insurance costs of $0.2 million and an increase in the fair value of vested amounts owed under certain deferred compensation plans of $0.2 million. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 61% in the three months ended July 31, 2014 from 57% in the three months ended July 31, 2013.

Futurestep compensation and benefits expense increased $5.4 million, or 25%, to $26.7 million in the three months ended July 31, 2014 from $21.3 million in the year-ago quarter. The increase was primarily driven by an increase in salaries and related payroll taxes of $2.3 million, an increase of $1.0 million in temporary contractors and a $1.9 million increase in performance related bonus expense due to higher level of fee revenue, profitability, and referrals between lines of business. The increase in salaries and related payroll taxes was due to an 11% increase in the average headcount and the increase in the use of temporary workers was primarily associated with the increase in staffing to accommodate the increase in fee revenue from our RPO business. Futurestep compensation and benefits expense as a percentage of fee revenue increased to 68% in the three months ended July 31, 2014 from 67% in the three months ended July 31, 2013.

Corporate compensation and benefits expense decreased $3.2 million, or 36%, to $5.8 million in the three months ended July 31, 2014 from $9.0 million in the year-ago quarter mainly due to management separation charges of $2.5 million recorded during the three months ended July 31, 2013 with no such charge in the three months ended July 31, 2014, offset with an increase of $0.6 million in performance related bonus expense due to the overall profitability of the Company. Also contributing to a decrease in compensation and benefits expense was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI reduced compensation and benefits expense by $3.3 million and $1.3 million in the three months ended July 31, 2014 and 2013, respectively. The increase in CSV of COLI was due to an increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements)

General and Administrative Expenses

General and administrative expenses decreased $2.5 million, or 6%, to $37.4 million in the three months ended July 31, 2014 compared to $39.9 million in the year-ago quarter. General and administrative expenses as a percentage of fee revenue was 15% in the three months ended July 31, 2014 compared to 17% in the three months ended July 31, 2013. This decrease is attributable to lower legal and other professional service fees of $2.5 million as well as lower integration/acquisition costs of $0.4 million that were incurred in the three months ended July 31, 2013 as a result of the PDI Ninth House (“PDI”) acquisition. The rest of the decrease was due to a decrease in marketing and business development expense of $1.5 million as the year-ago quarter included higher than normal costs related to the integration of the PDI and Global Novations, LLC (“Global Novations”) acquisitions into the LTC business, partially offset by an increase of $0.8 million in foreign exchange loss in the three months ended July 31, 2014 compared to the year-ago quarter and an increase of $0.5 million in bad debt expense. Exchange rates unfavorably impacted general and administrative expenses by $0.3 million or 1% during the three months ended July 31, 2014.

Executive Recruitment general and administrative expenses increased $1.9 million, or 11%, to $18.8 million in the three months ended July 31, 2014 from $16.9 million in the year-ago quarter. General and administrative expenses increased due to an increase in foreign exchange loss of $0.6 million during the three months ended July 31, 2014 compared to the year-ago quarter and an increase in business development expense of $0.3 million in order to support the increase in fee revenue. The remaining increase was due to an increase in other general and administrative expenses and an increase in premise and office costs. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 13% in the three months ended July 31, 2014 compared to 12% in the three months ended July 31, 2013.

Leadership & Talent Consulting general and administrative expenses decreased $0.8 million, or 8%, to $8.7 million in the three months ended July 31, 2014 from $9.5 million in the year-ago quarter. The decrease is attributable to a decrease in marketing and business development expenses and other professional service fees of $0.7 million and $0.2 million, respectively in the three months ended July 31, 2014 compared to the year-ago quarter. The decrease in both marketing and business development expense and other professional service fees is due to higher than normal costs in the year-ago quarter related to the integration of the PDI and Global Novation acquisitions into the LTC business. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 14% in the three months ended July 31, 2014 compared to 16% in the year-ago quarter.

Futurestep general and administrative expenses decreased $0.2 million, or 4%, to $4.7 million in the three months ended July 31, 2014 compared to $4.9 million in the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue was 12% in the three months ended July 31, 2014 compared to 16% in the year-ago quarter.

Corporate general and administrative expenses decreased $3.4 million, or 39%, to $5.2 million in the three months ended July 31, 2014 compared to $8.6 million in the year-ago quarter. The decrease in general and administrative expenses was driven by a decrease of $2.3 million in legal and other professional service fees and a $0.4 million decrease in integration/acquisition costs that were incurred in the three months ended July 31, 2013 as a result of the PDI acquisition. The rest of the decrease was due to a decrease of $0.8 million in business development expenses as a result of cost control initiatives.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense decreased $0.1 million, or 1%, to $9.4 million in the three months ended July 31, 2014 compared to $9.5 million in the year-ago quarter. Cost of services expense as a percentage of fee revenue was 4% in both the three months ended July 31, 2014 and 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $6.8 million, an increase of $0.9 million in the three months ended July 31, 2014 compared to $5.9 million in the year-ago quarter. The increase relates primarily to technology investments that were made in the prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the three months ended July 31, 2014, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.9 million in restructuring charges, net in the three months ended July 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises. During the three months ended July 31, 2013, as part of the integration of PDI, we recorded $3.7 million of restructuring charges, net, of which $2.9 million related to consolidation of premises and $0.8 million related to severance.

Operating Income

Operating income increased $2.0 million to $18.6 million in the three months ended July 31, 2014 as compared to $16.6 million in the year-ago quarter. This increase in operating income resulted from a $22.8 million increase in fee revenue and a decrease of $2.5 million in general and administrative expenses, offset by an increase in compensation and benefits expense of $16.3 million, restructuring charges, net of $6.2 million, and $0.9 million in depreciation and amortization expenses during the three months ended July 31, 2014 as compared to the year-ago quarter.

Executive Recruitment operating income decreased $4.1 million to $24.2 million in the three months ended July 31, 2014 as compared to $28.3 million in the year-ago quarter. The decrease in Executive Recruitment operating income is primarily attributable to an increase of $4.2 million in restructuring charges, net. Although fee revenue increased by $11.8 million during the three months ended July 31, 2014 compared to the year-ago quarter, it was offset by an increase in compensation and benefits expense of $9.5 million. The increase was due in part to investments in headcount to grow the business (an increase in the average headcount of 85 positions), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. In addition, general and administrative expenses are up $1.9 million during the same period partially due to increased levels of business activity as well as other increases such as foreign exchange loss and premise and office costs. Executive Recruitment operating income as a percentage of fee revenue was 16% in the three months ended July 31, 2014 as compared to 21% in the three months ended July 31, 2013.

LTC operating income decreased $0.9 million to $3.4 million in the three months ended July 31, 2014 as compared to $4.3 million in the year-ago quarter. The decline in LTC operating income was primarily due to increases of $4.6 million, $1.6 million, and $0.4 million in compensation and benefits expense, restructuring charges and depreciation and amortization, respectively. These increases were partially offset by an increase of $3.5 million in fee revenue and decreases of $1.4 million and $0.8 million in cost of services and general and administrative expenses, respectively during the three months ended July 31, 2014 as compared to the year-ago quarter. LTC operating income as a percentage of fee revenue was 5% in the three months ended July 31, 2014 compared to 7% in the three months ended July 31, 2013.

Futurestep operating income increased by $1.0 million to $3.5 million in the three months ended July 31, 2014 from $2.5 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $7.5 million, offset by an increase of $5.4 million in compensation and benefits expense and an increase in cost of services expense of $1.1 million during the three months ended July 31, 2014 as compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 9% in the three months ended July 31, 2014 as compared to 8% in the three months ended July 31, 2013.

Adjusted EBITDA

Adjusted EBITDA increased $6.0 million to $37.9 million in the three months ended July 31, 2014 as compared to $31.9 million in the year-ago quarter. This increase in Adjusted EBITDA resulted from an increase of $22.8 million in fee revenue and a decrease of $2.1 million in general and administrative expenses (excluding integration/acquisition costs) during the three months ended July 31, 2014 as compared to the year-ago quarter, offset by an increase in compensation and benefits expense (excluding certain separation costs) of $18.8 million. Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended July 31, 2014 as compared to 14% in the three months ended July 31, 2013.

Executive Recruitment Adjusted EBITDA was $31.9 million and $31.8 million in the three months ended July 31, 2014 and 2013, respectively. Adjusted EBITDA remained flat during the three months ended July 31, 2014 as compared to the year-ago quarter in spite of the increase in fee revenue primarily due to an increase in compensation and benefits expense of $9.5 million. The increase was due in part to investments in headcount to grow the business (average headcount increased by 85 positions in the three months ended July 31, 2014 compared to the year-ago quarter), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. In addition, general and administrative expenses increased $1.9 million during the same period partially due to increased levels of business activity as well as other increases such as foreign exchange loss and premise and office costs. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 22% in the three months ended July 31, 2014 as compared to 23% in the year-ago quarter.

LTC Adjusted EBITDA increased by $1.3 million to $9.7 million in the three months ended July 31, 2014 as compared to $8.4 million in the year-ago quarter. This increase was due to an increase in fee revenue of $3.5 million, a decrease in cost of services and general administrative expenses of $1.4 million and $0.8 million, respectively, offset by an increase in compensation and benefit expense of $4.6 million. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors as evidenced by the 500 basis points increase in our staff utilization to a rate of 70% during the three months ended July 31, 2014. The decrease in general and administrative expenses related to lower marketing and business development expenses in the three months ended July 31, 2014 as compared to the year-ago quarter, as last year’s quarter included higher than normal costs related to the integration of the PDI and Global Novations acquisitions into the LTC business. The increase in compensation and benefit expenses was due to an increase in performance related bonus expense resulting from higher fee revenue and the continued adoption of the company’s integrated go to market strategy across all three of our lines of businesses. LTC Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended July 31, 2014 as compared to 14% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $0.6 million to $5.3 million in the three months ended July 31, 2014 as compared to $4.7 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $7.5 million, offset by an increase of $5.4 million in compensation and benefits expense and $1.1 million in cost of services expense during the three months ended July 31, 2014 as compared to the year-ago quarter. Futurestep Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended July 31, 2014 as compared to 15% in the year-ago quarter.

Other Income, Net

Other income, net decreased by $0.1 million, to $2.2 million in the three months ended July 31, 2014 as compared to $2.3 million in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.8 million in the three months ended July 31, 2014 as compared to $0.6 million in the year-ago quarter.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.5 million in both the three months ended July 31, 2014 and 2013.

Income Tax Provision

The provision for income taxes was $6.0 million in the three months ended July 31, 2014 compared to $7.4 million in the year-ago quarter. The provision for income taxes in the three months ended July 31, 2014 and 2013 reflects a 30% and 40% effective tax rate, respectively. The decrease in the effective tax rate for the three months ended July 31, 2014 is due to a state income tax benefit that is discrete to the current quarter and a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates. The effective tax rate for the three months ended July 31, 2013 was also higher due to losses, incurred primarily as a result of restructuring costs, which were discrete to the year-ago quarter. The current quarter restructuring costs had minimal impact on the effective tax rate.

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

Cash and cash equivalents and marketable securities were $371.6 million and $468.3 million as of July 31, 2014 and April 30, 2014, respectively. As of July 31, 2014 and April 30, 2014, we held $172.4 million and $193.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with distributions from the foreign locations in the distribution plan. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds and U.S. Treasury and agency securities. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of July 31, 2014 and April 30, 2014, our marketable securities of $133.0 million and $134.6 million, respectively, included $116.7 million (gross unrealized gains of $10.4 million and gross unrealized losses of $0.5 million) and $116.2 million (gross unrealized gains of $9.2 million and gross unrealized losses of $0.7 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $105.1 million and $111.7 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $118.2 million and $117.6 million as of July 31, 2014 and April 30, 2014, respectively. As of July 31, 2014 and April 30, 2014, we had marketable securities classified as available-for-sale with a balance of $16.3 million and $18.4 million, respectively.

The net increase in our working capital of $19.1 million as of July 31, 2014 compared to April 30, 2014 is primarily attributable to a decrease in compensation and benefits payable and increases in accounts receivable and marketable securities, offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to the payment of annual bonuses earned in fiscal 2014 and paid during the first quarter of 2015 while accounts receivable increased due to an increase in the days of sales outstanding which increased from 57 days to 69 days (which is consistent with historical experience) from April 30, 2014 to July 31, 2014. The increase in marketable securities was due to an increase in the current portion of marketable securities due to the expectation that these investments will be sold in the next twelve months to pay for deferred compensation benefits that come due. Cash used by operating activities was $90.0 million in three months ended July 31, 2014, an increase of $22.7 million from cash used by operating activities of $67.3 million in the year-ago quarter. The increase in cash used in operating activities is primarily because fiscal 2014 bonus paid in the three months ended July 31, 2014 were higher than fiscal 2013 bonuses paid during the year-ago quarter. The Company paid bonuses related to fiscal 2014 of $135.5 million in cash during the three months ended July 31, 2014 compared to $105.4 million paid in the three months ended July 31, 2013. The Company expects to pay bonuses related to fiscal 2014 of $5.3 million in cash during the remainder of fiscal 2015.

Cash used in investing activities was $1.4 million in the three months ended July 31, 2014, a decrease of $2.3 million from cash used in investing activities of $3.7 million in the year-ago quarter. The decrease in cash used in investing activities is primarily attributable to the contingent consideration payment of $15.0 million made to the selling stockholders of PDI in the three months ended July 31, 2013 and proceeds received from life insurance policies of $1.8 million in three months ended July 31, 2014, offset by an increase in cash used of $10.0 million in net purchase and sales/maturities of marketable securities, $2.9 million in restricted cash that became unrestricted during the three months ended July 31, 2013 and an increase of $1.4 million in cash used to purchase property and equipment (including capitalized software).

Cash used by financing activities during the three months ended July 31, 2014 increased $1.8 million as compared to the year-ago quarter. Cash used in financing activities increased primarily due to an increase of $1.8 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock. As of July 31, 2014, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased Company Owned Life Insurance (“COLI”) policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2014 and April 30, 2014, we held contracts with gross CSV of $168.9 million and $167.2 million, respectively. In fiscal 2015 and 2014, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $72.2 million and $72.9 million as of July 31, 2014 and April 30, 2014, respectively. At July 31, 2014 and April 30, 2014, the net cash value of these policies was $96.7 million and $94.3 million, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Credit Agreement”). The Credit Agreement matures on January 18, 2018. Borrowings under the Credit Agreement bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of July 31, 2014, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of July 31, 2014 and April 30, 2014, we had no borrowings under our long-term debt arrangements. At July 31, 2014 and April 30, 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $1.6 million and $1.5 million of standby letters of credits with other financial institutions as of July 31, 2014 and April 30, 2014, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

With the exception of the restructuring charge of $9.9 million recorded in the three months ended July 31, 2014, we had no other material changes in contractual obligations as of July 31, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report. Of the remaining restructuring liability of $8.6 million as of July 31, 2104, $6.2 million and $1.6 million of severance and facility costs, respectively, will be paid over the next 12 months and $0.8 million of facility costs will be paid over the next four years. (see Note 7 — Restructuring Charges, Net).

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions and changes in the estimates are reported in current operations. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonus, deferred compensation, carrying values of receivables, marketable securities, goodwill, intangible assets, fair value of contingent consideration and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2014.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $0.7 million and $0.1 million in the three months ended July 31, 2014 and 2013, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended July 31,2014 would have been $7.4 million, $12.4 million and $17.4 million, respectively, based on outstanding balances at July 31, 2014.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of July 31, 2014 and April 30, 2014, we had no outstanding borrowings under our Credit Agreement. We had $72.2 million and $72.9 million of borrowings against the

CSV of COLI contracts as of July 31, 2014 and April 30, 2014, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

During the three months ended July 31, 2014, we finalized the implementation of the SAP Project Systems module, an engagement management system used in, among other things, the revenue recognition process. Based on work performed to date, the internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Post-implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.

Except as described above, there have been no other changes in our internal control over financial reporting during the quarter ended July 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In our Form 10-K for the year ended April 30, 2014, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2014:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2014— May 31, 2014	—	$—	—	$24.4 million
June 1, 2014— June 30, 2014	7,018	$29.95	—	$24.4 million
July 1, 2014— July 31, 2014	118,403	$29.73	—	$24.4 million

Total	125,421	$29.74	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

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

Item 5.	Other Information

During the three months ended July 31, 2014, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions, as well as other cost saving initiatives. This resulted in restructuring charges of $9.9 million against operations in the three months ended July 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises (see Note 7 – Restructuring Charges, Net, included in the consolidated financial statements). Severance costs, consolidation of premises costs and total costs expected to be incurred in connection with the restructuring plan are not expected to be in excess of the amounts disclosed in Note 7. Future cash expenditures with respect to the restructuring plan are expected to be approximately $8.6 million.

Item 6.	Exhibits

Exhibit Number	Description

10.1

Amended and Restated Employment Agreement dated July 25, 2014 between Korn/Ferry International and

Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: September 9, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amended and Restated Employment Agreement dated July 25, 2014 between Korn/Ferry International and

Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.