Form 10-Q
period 2014-10-31
KORN FERRY INTERNATIONAL
filed 2014-12-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding of our common stock as of December 5, 2014 was 50,367,092 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2014	April 30, 2014
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$248,190	$333,717
Marketable securities	25,973	9,566
Receivables due from clients, net of allowance for doubtful accounts of $10,327 and $9,513, respectively	211,718	175,986
Income taxes and other receivables	14,317	8,244
Deferred income taxes	4,068	4,486
Prepaid expenses and other assets	32,493	29,955

Total current assets	536,759	561,954

Marketable securities, non-current	125,892	124,993
Property and equipment, net	61,475	60,434
Cash surrender value of company owned life insurance policies, net of loans	98,989	94,274
Deferred income taxes, net	52,813	55,039
Goodwill	251,915	257,582
Intangible assets, net	45,491	49,560
Investments and other assets	34,569	29,830

Total assets	$1,207,903	$1,233,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,503	$19,375
Income taxes payable	8,240	13,014
Compensation and benefits payable	140,691	192,035
Other accrued liabilities	63,554	62,509

Total current liabilities	231,988	286,933

Deferred compensation and other retirement plans	167,653	169,235
Other liabilities	21,624	21,962

Total liabilities	421,265	478,130

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 62,826 and 62,282 shares issued and 50,364 and 49,811 shares outstanding, respectively	456,076	449,631
Retained earnings	348,717	308,781
Accumulated other comprehensive loss, net	(17,671)	(2,388)

Stockholders’ equity	787,122	756,024
Less: notes receivable from stockholders	(484)	(488)

Total stockholders’ equity	786,638	755,536

Total liabilities and stockholders’ equity	$1,207,903	$1,233,666

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands, except per share data)
Fee revenue	$255,702	$237,968	$506,890	$466,405
Reimbursed out-of-pocket engagement expenses	9,015	8,269	18,152	17,419

Total revenue	264,717	246,237	525,042	483,824

Compensation and benefits	174,656	161,296	343,762	314,066
General and administrative expenses	30,145	35,795	67,513	75,666
Reimbursed expenses	9,015	8,269	18,152	17,419
Cost of services	9,706	11,132	19,171	20,641
Depreciation and amortization	6,779	6,580	13,549	12,524
Restructuring charges, net	—	—	9,886	3,682

Total operating expenses	230,301	223,072	472,033	443,998

Operating income	34,416	23,165	53,009	39,826
Other income, net	2,362	4,352	4,539	6,619
Interest expense, net	(920)	(638)	(1,714)	(1,229)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	35,858	26,879	55,834	45,216
Equity in earnings of unconsolidated subsidiaries	452	557	918	1,022
Income tax provision	10,907	8,677	16,816	16,062

Net income	$25,403	$18,759	$39,936	$30,176

Earnings per common share:
Basic	$0.52	$0.39	$0.82	$0.63

Diluted	$0.51	$0.38	$0.80	$0.62

Weighted-average common shares outstanding:
Basic	49,082	48,118	48,893	47,892

Diluted	49,740	48,816	49,720	48,748

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Net income	$25,403	$18,759	$39,936	$30,176

Other comprehensive income:
Foreign currency translation adjustments	(12,555)	4,368	(16,235)	1,342
Deferred compensation and pension plan adjustments, net of taxes	467	—	954	—
Unrealized gains (losses) on marketable securities, net of taxes	4	24	(2)	(33)

Comprehensive income	$13,319	$23,151	$24,653	$31,485

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$39,936	$30,176
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,549	12,524
Stock-based compensation expense	6,959	5,792
Provision for doubtful accounts	3,770	3,087
Gain on cash surrender value of life insurance policies	(5,494)	(4,587)
Gain on marketable securities	(4,527)	(6,369)
Deferred income taxes	2,644	3,949
Change in other assets and liabilities:
Deferred compensation	5,570	7,372
Receivables due from clients	(39,502)	(40,826)
Income tax and other receivables	(5,938)	2,325
Prepaid expenses and other assets	(2,538)	(2,373)
Investment in unconsolidated subsidiaries	(918)	(1,022)
Income taxes payable	(4,773)	3,771
Accounts payable and accrued liabilities	(56,259)	(44,928)
Other	(4,494)	(4,498)

Net cash used in operating activities	(52,015)	(35,607)

Cash flows from investing activities:
Purchase of property and equipment	(11,305)	(11,471)
Purchase of marketable securities	(22,141)	(23,299)
Proceeds from sales/maturities of marketable securities	9,232	38,911
Change in restricted cash	—	2,861
Payment of contingent consideration from acquisition	—	(15,000)
Premiums on company-owned life insurance policies	(447)	(438)
Proceeds from life insurance policies	1,976	—
Dividends received from unconsolidated subsidiaries	318	510

Net cash used in investing activities	(22,367)	(7,926)

Cash flows from financing activities:
Purchase of common stock	(3,748)	(1,967)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	1,884	3,854
Tax benefit from exercise of stock options	1,350	137
Payments on life insurance policy loans	(705)	—

Net cash (used in) provided by financing activities	(1,219)	2,024

Effect of exchange rate changes on cash and cash equivalents	(9,926)	71

Net decrease in cash and cash equivalents	(85,527)	(41,438)
Cash and cash equivalents at beginning of period	333,717	224,066

Cash and cash equivalents at end of period	$248,190	$182,628

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

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

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, restructuring, deferred compensation, annual performance related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, share-based payments and the recoverability of deferred income taxes.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Revenue from perpetual licenses is recognized when the license is sold. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold. As of October 31, 2014 and April 30, 2014, the Company included deferred revenue of $35.9 million and $36.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2014 and April 30, 2014, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available. As of October 31, 2014 and April 30, 2014, the Company had cash equivalents of $150.8 million and $186.6 million, respectively.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three and six months ended October 31, 2014 and 2013, no other-than-temporary impairment was recognized.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

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

As of October 31, 2014 and April 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2014, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. There were no indicators of impairment as of October 31, 2014 and April 30, 2014 that would have required further testing.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2014 and April 30, 2014, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $84.3 million and $68.2 million for the six months ended October 31, 2014 and 2013, respectively, which was reduced by a change in the previous years’ estimate recorded in the six months ended October 31, 2014 and 2013, of $0.3 million and $0.7 million, respectively. This resulted in net bonus expense of $84.0 million and $67.5 million in the six months ended October 31, 2014 and 2013, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2014 and 2013, the performance related bonus expense was $45.3 million and $37.0 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended October 31, 2014 or 2013.

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

October 31, 2014

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

Recently Adopted Accounting Standards

In March 2013, the FASB issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance is effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company adopted this guidance during the six months ended October 31, 2014 and the adoption did not have an impact on the financial statements of the Company.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset for a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, the liability for an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company adopted this guidance during the six months ended October 31, 2014 and the adoption did not have an impact on the financial statements of the Company.

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

Basic earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. During the three and six months ended October 31, 2014, all shares of outstanding options were included in the computation of diluted earnings per share. During both the three and six months ended October 31, 2013, options to purchase 0.1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

The following table summarizes basic and diluted earnings per share calculations:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands, except per share data)

Net earnings attributable to common stockholders	$25,403	$18,759	$39,936	$30,176

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	49,082	48,118	48,893	47,892
Effect of dilutive securities:
Restricted stock	554	484	710	643
Stock options	104	214	117	213

Diluted weighted-average number of common shares outstanding	49,740	48,816	49,720	48,748

Net earnings per common share:
Basic earnings per share	$0.52	$0.39	$0.82	$0.63

Diluted earnings per share	$0.51	$0.38	$0.80	$0.62

3.	Comprehensive Income

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

The components of accumulated other comprehensive loss were as follows:

	October 31, 2014	April 30, 2014
	(in thousands)
Deferred compensation and benefit pension plan adjustments, net of taxes	$(17,052)	$(18,006)
Foreign currency translation adjustment	(631)	15,604
Unrealized gains on marketable securities, net of taxes	12	14

Accumulated other comprehensive loss, net	$(17,671)	$(2,388)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2014:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2014	$11,924	$(17,519)	$8	$(5,587)
Unrealized gains (losses) arising during the period	(12,555)	—	4	(12,551)
Reclassification of realized net losses to net income	—	467	—	467

Balance as of October 31, 2014	$(631)	$(17,052)	$12	$(17,671)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the six months ended October 31, 2014:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2014	$15,604	$(18,006)	$14	$(2,388)
Unrealized losses arising during the period	(16,235)	—	(2)	(16,237)
Reclassification of realized net losses to net income	—	954	—	954

Balance as of October 31, 2014	$(631)	$(17,052)	$12	$(17,671)

(1)	The tax effects on the reclassifications of realized net losses was $0.3 million and $0.6 million for the three and six months ended October 31, 2014, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2013:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2013	$14,533	$(20,236)	$(11)	$(5,714)
Unrealized gains arising during the period	4,368	—	24	4,392

Balance as of October 31, 2013	$18,901	$(20,236)	$13	$(1,322)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the six months ended October 31, 2013:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2013	$17,559	$(20,236)	$46	$(2,631)
Unrealized gains (losses) arising during the period	1,342	—	(65)	1,277
Reclassification of realized net losses to net income	—	—	32	32

Balance as of October 31, 2013	$18,901	$(20,236)	$13	$(1,322)

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Restricted stock	$3,617	$2,727	$6,869	$5,547
Stock options	23	105	90	245

Total stock-based compensation expense, pre-tax	3,640	2,832	6,959	5,792
Tax benefit from stock-based compensation expense	(1,114)	(865)	(2,096)	(2,057)

Total stock-based compensation expense, net of tax	$2,526	$1,967	$4,863	$3,735

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Company did not grant stock options in the three or six months ended October 31, 2014 and 2013.

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

Stock Options

Stock option transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	Six Months Ended October 31, 2014
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2014	396	$16.23
Exercised	(110)	$17.47
Forfeited/expired	(6)	$19.37

Outstanding, October 31, 2014	280	$15.69	2.02	$3,429

Exercisable, October 31, 2014	270	$15.44	1.96	$3,377

As of October 31, 2014, there was $0.1 million of total unrecognized compensation cost related to non-vested awards of stock options that will be recognized in fiscal 2015.

Additional information pertaining to stock options:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Total fair value of stock options vested	$10	$75	$334	$877
Total intrinsic value of stock options exercised	$332	$705	$1,371	$2,369

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

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

Restricted stock activity during the six months ended October 31, 2014 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2014	1,880	$18.95
Granted	439	$29.86
Vested	(569)	$19.02
Forfeited/expired	(5)	$17.02

Non-vested, October 31, 2014	1,745	$21.68

As of October 31, 2014, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $5.0 million and $3.6 million, respectively.

As of October 31, 2014, there was $28.4 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and six months ended October 31, 2014, 662 shares and 126,083 shares of restricted stock totaling $0.1 million and $3.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2013, 1,025 shares and 101,399 shares of restricted stock totaling $0.1 million and $2.0 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Common Stock

During the three and six months ended October 31, 2014, the Company issued 24,308 shares and 109,629 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.4 million and $1.9 million, respectively. During the three and six months ended October 31, 2013, the Company issued 126,244 shares and 315,123 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $2.0 million and $3.8 million, respectively.

No shares were repurchased during the three and six months ended October 31, 2014 and 2013, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

5.	Marketable Securities

As of October 31, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$135,603	$—	$135,603
Corporate bonds	—	16,262	16,262

Total	135,603	16,262	151,865
Less: current portion of marketable securities	(11,747)	(14,226)	(25,973)

Non-current marketable securities	$123,856	$2,036	$125,892

As of April 30, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$116,207	$—	$116,207
Corporate bonds	—	18,352	18,352

Total	116,207	18,352	134,559
Less: current portion of marketable securities	(4,510)	(5,056)	(9,566)

Non-current marketable securities	$111,697	$13,296	$124,993

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $135.9 million and $117.6 million as of October 31, 2014 and April 30, 2014, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During the three and six months ended October 31, 2014, the fair value of the investments increased; therefore, the Company recognized income of $2.5 million and $4.5 million, respectively, which was recorded in other income, net. During the three and six months ended October 31, 2013, the fair value of the investments increased; therefore, the Company recognized income of $4.4 million and $6.4 million, respectively, which was recorded in other income, net.
(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of October 31, 2014 and April 30, 2014, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	October 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$16,237	$27	$(2)	$16,262

	April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$18,325	$31	$(4)	$18,352

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2014 and April 30, 2014, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. As of October 31, 2014, available-for-sale marketable securities have remaining maturities ranging from two months to 1.2 years. During the six months ended October 31, 2014, the Company received $2.0 million in proceeds from sales/maturities of available-for-sale marketable securities. During the three months ended October 31, 2014, there were no sales/maturities of available-for-sale marketable securities. During the three and six months ended October 31, 2013, the Company received $4.0 million and $33.3 million, respectively, in proceeds from sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of October 31, 2014 and April 30, 2014, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of October 31, 2014 and April 30, 2014, the Company’s marketable securities classified as trading were $135.6 million (gross unrealized gains of $8.8 million and gross unrealized losses of $0.5 million) and $116.2 million (gross unrealized gains of $9.2 million and $0.7 million of gross unrealized losses), respectively.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
	(in thousands)
Amortization of actuarial loss	$762	$779	$1,525	$1,559
Interest cost	748	676	1,495	1,352

Net periodic benefit costs	$1,510	$1,455	$3,020	$2,911

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $171.2 million and $167.2 million is offset by outstanding policy loans of $72.2 million and $72.9 million in the accompanying consolidated balance sheets as of October 31, 2014 and April 30, 2014, respectively. The CSV value of the underlying COLI investments increased by $2.2 million and $5.5 million during the three and six months ended October 31, 2014, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. The CSV value of the underlying COLI investments increased by $3.3 million and $4.6 million during the three and six months ended October 31, 2013, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company made contributions to the ECAP during the three and six months ended October 31, 2014 of $17.4 million and $18.6 million, respectively. The Company made contributions to the ECAP during the three and six months ended October 31, 2013 of $2.5 million and $16.7 million, respectively. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Participants generally vest in Company contributions over a four year period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2014, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.0 million and $2.7 million, respectively. During the three and six months ended October 31, 2013, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $3.4 million and $5.0 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.5 million and $4.5 million during the three and six months ended October 31, 2014, respectively, and $4.4 million and $6.4 million during the three and six months ended October 31, 2013, respectively, recorded in other income, net on the consolidated statement of income (see Note 5 — Marketable Securities).

7.	Restructuring Charges, Net

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions, as well as other cost saving initiatives. This resulted in restructuring charges of $9.9 million against operations in the six months ended October 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises.

Changes in the restructuring liability during the three months ended October 31, 2014 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2014	$6,182	$2,462	$8,644
Reductions for cash payments	(3,503)	(672)	(4,175)
Exchange rate fluctuations	(234)	(50)	(284)

Liability as of October 31, 2014	$2,445	$1,740	$4,185

Changes in the restructuring liability during the six months ended October 31, 2014 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2014	$—	$2,813	$2,813
Restructuring charges, net	9,571	315	9,886
Reductions for cash payments	(6,835)	(1,344)	(8,179)
Exchange rate fluctuations	(291)	(44)	(335)

Liability as of October 31, 2014	$2,445	$1,740	$4,185

As of October 31, 2014 and April 30, 2014, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.5 million and $0.7 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next four years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

The restructuring liability by segment is summarized below:

	October 31, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$344	$—	$344
Europe, Middle East and Africa (“EMEA”)	1,407	427	1,834
South America	143	—	143

Total Executive Recruitment	1,894	427	2,321
LTC	109	900	1,009
Futurestep	433	413	846
Corporate	9	—	9

Liability as of October 31, 2014	$2,445	$1,740	$4,185

	April 30, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$193	$193
EMEA	—	379	379

Total Executive Recruitment	—	572	572
LTC	—	1,587	1,587
Futurestep	—	654	654

Liability as of April 30, 2014	$—	$2,813	$2,813

8.	Business Segments

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$82,729	$36,675	$21,157	$8,369	$148,930	$66,408	$40,364	$—	$255,702
Total revenue	$86,252	$38,054	$21,716	$8,383	$154,405	$68,477	$41,835	$—	$264,717

Net income									$25,403
Other income, net									(2,362)
Interest expense, net									920
Equity in earnings of unconsolidated subsidiaries, net									(452)
Income tax provision									10,907

Operating income (loss)	$19,117	$5,621	$3,424	$1,699	$29,861	$7,762	$5,150	$(8,357)	34,416
Depreciation and amortization	891	446	261	85	1,683	3,279	459	1,358	6,779
Other income (loss), net	194	(1)	149	13	355	(172)	25	2,154	2,362
Equity in earnings of unconsolidated subsidiaries, net	110	—	—	—	110	—	—	342	452

EBITDA	20,312	6,066	3,834	1,797	32,009	10,869	5,634	(4,503)	44,009

Adjusted EBITDA	$20,312	$6,066	$3,834	$1,797	$32,009	$10,869	$5,634	$(4,503)	$44,009

	Three Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$75,183	$34,221	$21,722	$8,866	$139,992	$66,078	$31,898	$—	$237,968
Total revenue	$78,734	$35,240	$22,340	$8,926	$145,240	$68,202	$32,795	$—	$246,237

Net income									$18,759
Other income, net									(4,352)
Interest expense, net									638
Equity in earnings of unconsolidated subsidiaries, net									(557)
Income tax provision									8,677

Operating income (loss)	$15,530	$5,860	$4,472	$2,265	$28,127	$7,006	$2,539	$(14,507)	$23,165
Depreciation and amortization	920	452	529	99	2,000	3,161	440	979	6,580
Other income (loss), net	321	48	75	7	451	45	(17)	3,873	4,352
Equity in earnings of unconsolidated subsidiaries, net	120	—	—	—	120	—	—	437	557

EBITDA	16,891	6,360	5,076	2,371	30,698	10,212	2,962	(9,218)	34,654
Separation costs	—	—	—	—	—	—	—	2,000	2,000

Adjusted EBITDA	$16,891	$6,360	$5,076	$2,371	$30,698	$10,212	$2,962	$(7,218)	$36,654

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2014

	Six Months Ended October 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$165,029	$76,972	$40,691	$14,653	$297,345	$129,956	$79,589	$—	$506,890
Total revenue	$172,334	$79,483	$42,085	$14,692	$308,594	$133,897	$82,551	$—	$525,042

Net income									$39,936
Other income, net									(4,539)
Interest expense, net									1,714
Equity in earnings of unconsolidated subsidiaries, net									(918)
Income tax provision									16,816

Operating income (loss)	$38,115	$8,264	$5,946	$1,772	$54,097	$11,222	$8,607	$(20,917)	53,009
Depreciation and amortization	1,795	935	555	170	3,455	6,531	905	2,658	13,549
Other income, net	323	45	258	46	672	45	23	3,799	4,539
Equity in earnings of unconsolidated subsidiaries, net	178	—	—	—	178	—	—	740	918

EBITDA	40,411	9,244	6,759	1,988	58,402	17,798	9,535	(13,720)	72,015
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$41,562	$13,231	$6,776	$2,365	$63,934	$20,556	$10,959	$(13,548)	$81,901

	Six Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$149,330	$68,598	$42,850	$15,869	$276,647	$126,140	$63,618	$—	$466,405
Total revenue	$156,845	$70,697	$44,267	$15,962	$287,771	$130,284	$65,769	$—	$483,824

Net income									$30,176
Other income, net									(6,619)
Interest expense, net									1,229
Equity in earnings of unconsolidated subsidiaries, net									(1,022)
Income tax provision									16,062

Operating income (loss)	$31,854	$11,820	$8,972	$3,761	$56,407	$11,341	$5,084	$(33,006)	$39,826
Depreciation and amortization	1,883	887	835	173	3,778	6,058	848	1,840	12,524
Other income, net	448	282	92	10	832	53	548	5,186	6,619
Equity in earnings of unconsolidated subsidiaries, net	222	—	—	—	222	—	—	800	1,022

EBITDA	34,407	12,989	9,899	3,944	61,239	17,452	6,480	(25,180)	59,991
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$35,223	$13,449	$9,959	$3,944	$62,575	$18,601	$7,614	$(20,223)	$68,567

9.	Long-Term Debt

As of October 31, 2014 and April 30, 2014, the Company had no borrowings under its long-term debt arrangements. At October 31, 2014 and April 30, 2014, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company had a total of $1.5 million of standby letters of credits with other financial institutions as of October 31, 2014 and April 30, 2014.

10.	Subsequent Events

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share, commencing at the conclusion of the third quarter of fiscal 2015. The declaration and payment of dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

In addition, on December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program by $125,641,342.53 to an aggregate of $150,000,000. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors

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

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.9 million in restructuring charges, net in the six months ended October 31, 2014, of which $9.6 million relates to severance and $0.3 million related to consolidation/abandonment of premises. During the six months ended October 31, 2013, we recorded $3.7 million of restructuring charges, net, of which $2.9 million related to consolidation of premises and $0.8 million related to severance.

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

Fee revenue increased $17.7 million, or 7%, in the three months ended October 31, 2014 to $255.7 million compared to $238.0 million in the three months ended October 31, 2013, with increases in fee revenue in Executive Recruitment, Futurestep, and LTC. During the three months ended October 31, 2014, we recorded operating income of $34.4 million with Executive Recruitment, Futurestep, and LTC segments contributing $29.9 million, $7.8 million, and $5.1 million, respectively, offset by corporate expenses of $8.4 million. Net income during the three months ended October 31, 2014 and 2013 was $25.4 million and $18.8 million, respectively. Adjusted EBITDA was $44.0 million with Executive Recruitment, LTC, and Futurestep segments contributing $32.0 million, $10.9 million, and $5.6 million, respectively, offset by corporate expenses of $4.5 million during the three months ended October 31, 2014. Adjusted EBITDA increased $7.3 million during the three months ended October 31, 2014, from Adjusted EBITDA of $36.7 million during the three months ended October 31, 2013.

Our cash, cash equivalents and marketable securities decreased $68.2 million, or 15%, to $400.1 million at October 31, 2014 compared to $468.3 million at April 30, 2014, mainly due to bonuses earned in fiscal 2014 and paid during the first quarter of fiscal 2015, partially offset by cash provided by operating activities. As of October 31, 2014, we held marketable securities to settle obligations under the ECAP with a cost value of $127.3 million and a fair value of $135.6 million. Our vested and unvested obligations for which these assets were held in trust totaled $135.9 million as of October 31, 2014. Our working capital increased by $29.8 million to $304.8 million in the three months ended October 31, 2014. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures and general corporate requirements in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at October 31, 2014 or April 30, 2014. As of October 31, 2014 and April 30, 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $1.5 million of standby letters of credits with other financial institutions as of October 31, 2014 and April 30, 2014.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2014	2013	2014	2013
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.5	3.5	3.6	3.7

Total revenue	103.5	103.5	103.6	103.7
Compensation and benefits	68.3	67.8	67.8	67.4
General and administrative expenses	11.8	15.0	13.3	16.2
Reimbursed expenses	3.5	3.5	3.6	3.7
Cost of services	3.8	4.7	3.8	4.4
Depreciation and amortization	2.6	2.8	2.7	2.7
Restructuring charges, net	—	—	1.9	0.8

Operating income	13.5	9.7	10.5	8.5

Net income	9.9%	7.9%	7.9%	6.5%

The following tables summarize the results of our operations by business segment:

	Three Months Ended October 31,				Six Months Ended October 31,
	2014		2013		2014		2013
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$82,729	32.3%	$75,183	31.6%	$165,029	32.6%	$149,330	32.0%
EMEA	36,675	14.3	34,221	14.4	76,972	15.2	68,598	14.7
Asia Pacific	21,157	8.3	21,722	9.1	40,691	8.0	42,850	9.2
South America	8,369	3.3	8,866	3.7	14,653	2.9	15,869	3.4

Total executive recruitment	148,930	58.2	139,992	58.8	297,345	58.7	276,647	59.3
LTC	66,408	26.0	66,078	27.8	129,956	25.6	126,140	27.1
Futurestep	40,364	15.8	31,898	13.4	79,589	15.7	63,618	13.6

Total fee revenue	255,702	100.0%	237,968	100.0%	506,890	100.0%	466,405	100.0%

Reimbursed out-of-pocket engagement expenses	9,015		8,269		18,152		17,419

Total revenue	$264,717		$246,237		$525,042		$483,824

	Three Months Ended October 31,				Six Months Ended October 31,
	2014		2013		2014		2013
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating Income
Executive recruitment:
North America	$19,117	23.1%	$15,530	20.7%	$38,115	23.1%	$31,854	21.3%
EMEA	5,621	15.3	5,860	17.1	8,264	10.7	11,820	17.2
Asia Pacific	3,424	16.2	4,472	20.6	5,946	14.6	8,972	20.9
South America	1,699	20.3	2,265	25.5	1,772	12.1	3,761	23.7

Total executive recruitment	29,861	20.1	28,127	20.1	54,097	18.2	56,407	20.4
LTC	7,762	11.7	7,006	10.6	11,222	8.6	11,341	9.0
Futurestep	5,150	12.8	2,539	8.0	8,607	10.8	5,084	8.0
Corporate	(8,357)	—	(14,507)	—	(20,917)	—	(33,006)	—

Total operating income	$34,416	13.5%	$23,165	9.7%	$53,009	10.5%	$39,826	8.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$82,729	$36,675	$21,157	$8,369	$148,930	$66,408	$40,364	$—	$255,702
Total revenue	$86,252	$38,054	$21,716	$8,383	$154,405	$68,477	$41,835	$—	$264,717

Net income									$25,403
Other income, net									(2,362)
Interest expense, net									920
Equity in earnings of unconsolidated subsidiaries, net									(452)
Income tax provision									10,907

Operating income (loss)	$19,117	$5,621	$3,424	$1,699	$29,861	$7,762	$5,150	$(8,357)	34,416
Depreciation and amortization	891	446	261	85	1,683	3,279	459	1,358	6,779
Other income (loss), net	194	(1)	149	13	355	(172)	25	2,154	2,362
Equity in earnings of unconsolidated subsidiaries, net	110	—	—	—	110	—	—	342	452

EBITDA	20,312	6,066	3,834	1,797	32,009	10,869	5,634	(4,503)	44,009

Adjusted EBITDA	$20,312	$6,066	$3,834	$1,797	$32,009	$10,869	$5,634	$(4,503)	$44,009

Adjusted EBITDA margin	24.6%	16.5%	18.1%	21.5%	21.5%	16.4%	14.0%		17.2%

	Three Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$75,183	$34,221	$21,722	$8,866	$139,992	$66,078	$31,898	$—	$237,968
Total revenue	$78,734	$35,240	$22,340	$8,926	$145,240	$68,202	$32,795	$—	$246,237

Net income									$18,759
Other income, net									(4,352)
Interest expense, net									638
Equity in earnings of unconsolidated subsidiaries, net									(557)
Income tax provision									8,677

Operating income (loss)	$15,530	$5,860	$4,472	$2,265	$28,127	$7,006	$2,539	$(14,507)	23,165
Depreciation and amortization	920	452	529	99	2,000	3,161	440	979	6,580
Other income (loss), net	321	48	75	7	451	45	(17)	3,873	4,352
Equity in earnings of unconsolidated subsidiaries, net	120	—	—	—	120	—	—	437	557

EBITDA	16,891	6,360	5,076	2,371	30,698	10,212	2,962	(9,218)	34,654
Separation costs	—	—	—	—	—	—	—	2,000	2,000

Adjusted EBITDA	$16,891	$6,360	$5,076	$2,371	$30,698	$10,212	$2,962	$(7,218)	$36,654

Adjusted EBITDA margin	22.5%	18.6%	23.4%	26.7%	21.9%	15.5%	9.3%		15.4%

	Six Months Ended October 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$165,029	$76,972	$40,691	$14,653	$297,345	$129,956	$79,589	$—	$506,890
Total revenue	$172,334	$79,483	$42,085	$14,692	$308,594	$133,897	$82,551	$—	$525,042

Net income									$39,936
Other income, net									(4,539)
Interest expense, net									1,714
Equity in earnings of unconsolidated subsidiaries, net									(918)
Income tax provision									16,816

Operating income (loss)	$38,115	$8,264	$5,946	$1,772	$54,097	$11,222	$8,607	$(20,917)	53,009
Depreciation and amortization	1,795	935	555	170	3,455	6,531	905	2,658	13,549
Other income, net	323	45	258	46	672	45	23	3,799	4,539
Equity in earnings of unconsolidated subsidiaries, net	178	—	—	—	178	—	—	740	918

EBITDA	40,411	9,244	6,759	1,988	58,402	17,798	9,535	(13,720)	72,015
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$41,562	$13,231	$6,776	$2,365	$63,934	$20,556	$10,959	$(13,548)	$81,901

Adjusted EBITDA margin	25.2%	17.2%	16.7%	16.1%	21.5%	15.8%	13.8%		16.2%

	Six Months Ended October 31, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$149,330	$68,598	$42,850	$15,869	$276,647	$126,140	$63,618	$—	$466,405
Total revenue	$156,845	$70,697	$44,267	$15,962	$287,771	$130,284	$65,769	$—	$483,824

Net income									$30,176
Other income, net									(6,619)
Interest expense, net									1,229
Equity in earnings of unconsolidated subsidiaries, net									(1,022)
Income tax provision									16,062

Operating income (loss)	$31,854	$11,820	$8,972	$3,761	$56,407	$11,341	$5,084	$(33,006)	39,826
Depreciation and amortization	1,883	887	835	173	3,778	6,058	848	1,840	12,524
Other income, net	448	282	92	10	832	53	548	5,186	6,619
Equity in earnings of unconsolidated subsidiaries, net	222	—	—	—	222	—	—	800	1,022

EBITDA	34,407	12,989	9,899	3,944	61,239	17,452	6,480	(25,180)	59,991
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$35,223	$13,449	$9,959	$3,944	$62,575	$18,601	$7,614	$(20,223)	$68,567

Adjusted EBITDA margin	23.6%	19.6%	23.2%	24.9%	22.6%	14.7%	12.0%		14.7%

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

Fee Revenue

Fee Revenue. Fee revenue increased $17.7 million, or 7%, to $255.7 million in the three months ended October 31, 2014 compared to $238.0 million in the year-ago quarter. This increase in fee revenue was attributable to an increase in fee revenue in Executive Recruitment, Futurestep and LTC. Exchange rates unfavorably impacted fee revenue by $1.6 million, or 1%, in the three months ended October 31, 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $149.0 million, an increase of $8.9 million, or 6%, in the three months ended October 31, 2014 compared to $140.1 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue increased in North America and EMEA regions, partially offset by decreases in fee revenue in Asia Pacific and South America regions in the three months ended October 31, 2014 as compared to the year-ago quarter. The increase in Executive Recruitment fee revenue was mainly due to a 3% increase in both the number of Executive Recruitment engagements billed and in the weighted-average fees billed per engagement in the three months ended October 31, 2014 as compared to the three months ended October 31, 2013. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 1%, in the three months ended October 31, 2014.

North America reported fee revenue of $82.7 million, an increase of $7.5 million, or 10%, in the three months ended October 31, 2014 compared to $75.2 million in the year-ago quarter. North America’s increase in fee revenue is primarily due to a 10% increase in the weighted-average fees billed per engagement during the three months ended October 31, 2014 as compared to the year-ago quarter. The overall increase in fee revenue was primarily driven by increases in fee revenue in the consumer goods and industrial sectors, partially offset by a decrease in the technology sector as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.4 million, or 1%, in the three months ended October 31, 2014.

EMEA reported fee revenue of $36.7 million, an increase of $2.5 million, or 7%, in the three months ended October 31, 2014 compared to $34.2 million in the year-ago quarter. EMEA’s increase in fee revenue was primarily driven by a 13% increase in the number of engagements billed, offset by a 5% decrease in the weighted-average fees billed per engagement in the three months ended October 31, 2014 as compared to the year-ago quarter. The performance in existing offices in the United Kingdom, Sweden, Italy, and Switzerland were the primary contributors to the increase in fee revenue in the three months ended October 31, 2014 compared to the year-ago quarter, offset by a decrease in fee revenue in Germany. In terms of business sectors, financial services and consumer goods experienced the largest increases in fee revenue in the three months ended October 31, 2014 as compared to the year-ago quarter, partially offset by a decrease in the industrial sector. Exchange rates unfavorably impacted fee revenue by $0.2 million, or 1%, in the three months ended October 31, 2014.

Asia Pacific reported fee revenue of $21.2 million, a decrease of $0.6 million, or 3%, in the three months ended October 31, 2014 compared to $21.8 million in the year-ago quarter. The decrease in fee revenue was mainly due to a 3% decrease in the number of engagements billed in the three months ended October 31, 2014 compared to the year-ago quarter. The decrease in performance in Singapore and Japan were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2014 compared to the year-ago quarter, offset by an increase in fee revenue in India and Australia. The largest decreases in fee revenue were experienced in the consumer goods and life sciences/healthcare sectors in the three months ended October 31, 2014 as compared to the year-ago quarter, partially offset by increases in the financial services and technology sectors. Exchange rates had no impact on fee revenue in the three months ended October 31, 2014.

South America reported fee revenue of $8.4 million, a decrease of $0.5 million, or 6%, in the three months ended October 31, 2014 compared to $8.9 million in the year-ago quarter. The decrease in fee revenue was mainly due to a 5% decrease in the number of engagements billed and a 1% decrease in weighted-average fees billed per engagement in the three months ended October 31, 2014 compared to the year-ago quarter. The decrease in performance in Brazil and Argentina were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2014 compared to the year-ago quarter, partially offset by an increase in Colombia and Chile. Consumer goods, life sciences/healthcare and technology were the main sectors contributing to the decrease in fee revenue in the three months ended October 31, 2014 compared to the year-ago quarter, partially offset by an increase in fee revenue in the industrial sector during the same period. Exchange rates unfavorably impacted fee revenue for South America by $0.5 million, or 6%, in the three months ended October 31, 2014.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $66.3 million, an increase of $0.3 million, in the three months ended October 31, 2014 compared to $66.0 million in the year-ago quarter. Fee revenue increased due to an increase in product revenue of $0.5 million, or 4%, in the three months ended October 31, 2014 compared to the year-ago quarter, offset by a decrease in consulting fee revenue of $0.2 million during the same period. Exchange rates unfavorably impacted fee revenue by $0.3 million, or 1%, in the three months ended October 31, 2014.

Futurestep. Futurestep reported fee revenue of $40.4 million, an increase of $8.5 million, or 27%, in the three months ended October 31, 2014 compared to $31.9 million in the year-ago quarter. The increase in Futurestep’s fee revenue was due to an 18% increase in the weighted-average fees billed per engagement and a 7% increase in the number of engagements billed in the three months ended October 31, 2014 compared to the year-ago quarter. The increase in the weighted-average fees billed was driven by a 36% increase in fee revenue from recruitment process outsourcing and a 33% increase in professional recruitment. Exchange rates unfavorably impacted fee revenue by $0.2 million, or 1%, in the three months ended October 31, 2014.

Compensation and Benefits

Compensation and benefits expense increased $13.4 million, or 8%, to $174.7 million in the three months ended October 31, 2014 from $161.3 million in the year-ago quarter. This increase was due in large part to an increase in performance related bonus expense of $8.3 million and an increase of $4.2 million, $1.1 million, $0.9 million, and $0.8 million in salaries and related payroll taxes, the change in the cash surrender value of the company owned life insurance, outside contractors, and stock-based compensation expense. These increases in compensation and benefits expense were partially offset by management separation charges of $2.0 million recorded during the three months ended October 31, 2013 with no such charge in the three months ended October 31, 2014. The increase in performance related bonus expense was due to the continued adoption of our strategy, including referrals between lines of business, which increases fee revenue and profitability. Salaries and related payroll expense were also higher driven by an increase in average headcount for Executive Recruitment and Futurestep in the three months ended October 31, 2014 compared to the year-ago quarter. The increase in headcount, stock based compensation and outside contractors reflect our continued growth-related investments back into the business. Exchange rates favorably impacted compensation and benefits expenses by $1.1 million, or 1%, during the three months ended October 31, 2014.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $1.0 million in the three months ended October 31, 2014 compared to an increase of $3.4 million in the year-ago quarter. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $2.5 million and $4.4 million in the three months ended October 31, 2014 and 2013, respectively, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $6.2 million, or 7%, to $99.8 million in the three months ended October 31, 2014 compared to $93.6 million in the year-ago quarter. This increase was primarily attributable to higher salaries and related payroll taxes of $4.2 million driven by a 5% increase in the average headcount. In addition, there was an increase in performance related bonus expense of $2.7 million due to the continued adoption of our strategy as discussed above, resulting in higher revenue and profitability. Executive Recruitment compensation and benefits expense as a percentage of fee revenue was 67% in both the three months ended October 31, 2014 and 2013.

Leadership & Talent Consulting compensation and benefits expense increased $1.4 million, or 4%, to $39.6 million in the three months ended October 31, 2014 from $38.2 million in the year-ago quarter. The increase was primarily driven by an increase in performance related bonus expense of $1.2 million. The higher performance related bonus expense was primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during the three months ended October 31, 2014 compared to the year-ago quarter. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 60% in the three months ended October 31, 2014 from 58% in the three months ended October 31, 2013.

Futurestep compensation and benefits expense increased $5.5 million, or 24%, to $28.0 million in the three months ended October 31, 2014 from $22.5 million in the year-ago quarter. The increase was primarily driven by an increase of $4.2 million in performance related bonus expense due to higher level of fee revenue, profitability, and referrals between lines of business, an increase of $0.5 million in salaries and related payroll taxes, and an increase of $0.5 million in outside contractors. The increase in salaries and related payroll taxes was due to a 6% increase in the average headcount and the increase in the use of outside contractors, both associated with the increase in staffing to accommodate the increase in fee revenue from our RPO business. Futurestep compensation and benefits expense as a percentage of fee revenue decreased to 69% in the three months ended October 31, 2014 from 70% in the three months ended October 31, 2013.

Corporate compensation and benefits expense increased $0.3 million, or 4%, to $7.3 million in the three months ended October 31, 2014 from $7.0 million in the year-ago quarter mainly due a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $1.1 million as compared to year-ago quarter. The increase in compensation and benefits expense occurred due to a decrease in CSV of COLI driven by a decrease in the investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements). Also contributing to the increase in compensation was an increase of $0.5 million in salaries and related payroll taxes and $0.5 million in stock-based compensation expense. These increases in compensation and benefits expense were partially offset by management separation charges of $2.0 million recorded during the three months ended October 31, 2013 with no such charge in the three months ended October 31, 2014.

General and Administrative Expenses

General and administrative expenses decreased $5.7 million, or 16%, to $30.1 million in the three months ended October 31, 2014 compared to $35.8 million in the year-ago quarter. General and administrative expenses as a percentage of fee revenue was 12% in the three months ended October 31, 2014 compared to 15% in the three months ended October 31, 2013. This decrease is mainly attributable to an insurance reimbursement of $6.2 million for legal fees incurred in prior periods and a decrease in marketing and business development expense of $0.7 million due to our ongoing cost control initiatives. This decline is partially offset by an increase in professional fees, primarily to drive our strategic initiatives and unfavorable foreign currency rates that resulted in a foreign currency loss of $0.5 million in the three months ended October 31, 2014 compared to a foreign currency gain of $0.8 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $0.6 million or 2% during the three months ended October 31, 2014.

Executive Recruitment general and administrative expenses increased $1.5 million, or 9%, to $17.6 million in the three months ended October 31, 2014 from $16.1 million in the year-ago quarter. General and administrative expenses increased due to unfavorable foreign currency rates that resulted in a foreign currency loss of $0.3 million during the three months ended October 31, 2014 compared to a foreign currency gain of $1.0 million in the year-ago quarter and an increase in bad debt expense of $0.2 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in both the three months ended October 31, 2014 and 2013.

Leadership & Talent Consulting general and administrative expenses was $8.4 million in both the three months ended October 31, 2014 and 2013. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 13% in both the three months ended October 31, 2014 and 2013.

Futurestep general and administrative expenses decreased $0.5 million, or 10%, to $4.3 million in the three months ended October 31, 2014 compared to $4.8 million in the year-ago quarter. General and administrative expenses decreased primarily due to a decrease of $0.3 million in marketing and business development expense due to our ongoing cost control initiatives. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in the three months ended October 31, 2014 compared to 15% in the year-ago quarter.

Corporate general and administrative expenses decreased $6.7 million in the three months ended October 31, 2014 from $6.5 million in the year-ago quarter. The decrease in general and administrative expenses was driven by a decrease in legal fees mainly due to an insurance reimbursement of $6.2 million for legal fees incurred in prior periods, which was partially offset by $0.4 million in professional fees, primarily to drive our strategic initiatives. Also contributing to the decrease was favorable foreign currency rates that resulted in a reduction to general and administrative expense of $0.3 million in the three months ended October 31, 2014 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense decreased $1.4 million, or 13%, to $9.7 million in the three months ended October 31, 2014 compared to $11.1 million in the year-ago quarter. The decrease was due to an increased focus on utilization of internal resources versus outside contractors in our LTC business. Cost of services expense as a percentage of fee revenue was 4% in the three months ended October 31, 2014 compared to 5% in the year-ago quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $6.8 million in the three months ended October 31, 2014 compared to $6.6 million in the year-ago quarter. The increase relates primarily to technology investments that were made in the prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Operating Income

Operating income increased $11.2 million to $34.4 million in the three months ended October 31, 2014 as compared to $23.2 million in the year-ago quarter. This increase in operating income resulted from a $17.7 million increase in fee revenue, a decrease of $5.7 million in general and administrative expenses, and a decrease of $1.4 million in cost of services expenses, partially offset by an increase in compensation and benefits expense of $13.4 million and $0.2 million in depreciation and amortization expenses during the three months ended October 31, 2014 as compared to the year-ago quarter.

Executive Recruitment operating income increased $1.8 million to $29.9 million in the three months ended October 31, 2014 as compared to $28.1 million in the year-ago quarter. The increase in Executive Recruitment operating income is primarily attributable to an increase of $8.9 million in fee revenue during the three months ended October 31, 2014 compared to the year-ago quarter, partially offset by an increase in compensation and benefits expense of $6.2 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business (an increase in the average headcount of 67 positions), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from the continued adoption of our strategy. In addition, general and administrative expenses are up $1.5 million during the same period due primarily to unfavorable foreign currency rates. Executive Recruitment operating income as a percentage of fee revenue was 20% in both the three months ended October 31, 2014 and 2013.

LTC operating income increased $0.8 million to $7.8 million in the three months ended October 31, 2014 as compared to $7.0 million in the year-ago quarter. The increase in LTC operating income was primarily due to a decrease of $2.0 million in cost of services expense during the three months ended October 31, 2014 as compared to the year-ago quarter, partially offset by an increase of $1.4 million in compensation and benefits expense. LTC operating income as a percentage of fee revenue was 12% in the three months ended October 31, 2014 compared to 11% in the three months ended October 31, 2013.

Futurestep operating income increased by $2.5 million to $5.1 million in the three months ended October 31, 2014 from $2.6 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $8.5 million and the decrease in general and administrative expenses of $0.5 million, offset by an increase of $5.5 million in compensation and benefits expense and an increase in cost of services expense of $0.7 million during the three months ended October 31, 2014 as compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 13% in the three months ended October 31, 2014 as compared to 8% in the three months ended October 31, 2013.

Adjusted EBITDA

Adjusted EBITDA increased $7.3 million to $44.0 million in the three months ended October 31, 2014 as compared to $36.7 million in the year-ago quarter. This increase was driven by higher fee revenue of $17.7 million, combined with decreases of $5.7 million and $4.1 million in general and administrative expenses and cost of services, respectively. Offsetting these increases in Adjusted EBITDA was $15.4 million more in compensation and benefits expense (excluding certain separation costs). Adjusted EBITDA as a percentage of fee revenue was 17% in the three months ended October 31, 2014 as compared to 15% in the three months ended October 31, 2013.

Executive Recruitment Adjusted EBITDA was $32.0 million and $30.7 million in the three months ended October 31, 2014 and 2013, respectively. Adjusted EBITDA increased $1.3 million during the three months ended October 31, 2014 as compared to the year-ago quarter due to the increase of $8.9 million in fee revenue, offset by an increase in compensation and benefits expense of $6.2 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business, as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. In addition, general and administrative expenses increased $1.5 million due primarily to unfavorable foreign currency rates. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 21% in the three months ended October 31, 2014 as compared to 22% in the year-ago quarter.

LTC Adjusted EBITDA increased by $0.6 million to $10.9 million in the three months ended October 31, 2014 as compared to $10.3 million in the year-ago quarter. This increase was primarily due to a decrease in cost of services of $2.0 million, offset by an increase of $1.4 million in compensation and benefits expense. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors. The increase in compensation and benefit expenses was due to an increase in performance related bonus expense resulting from higher fee revenue and the continued adoption of the Company’s integrated go to market strategy across all three of our lines of businesses. LTC Adjusted EBITDA as a percentage of fee revenue was 16% in the three months ended October 31, 2014 as compared to 15% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $2.6 million to $5.6 million in the three months ended October 31, 2014 as compared to $3.0 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $8.5 million and a decrease in general and administrative expenses of $0.5 million, offset by an increase of $5.5 million in compensation and benefits expense and $0.7 million in cost of services expense during the three months ended October 31, 2014 as compared to the year-ago quarter. Futurestep Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended October 31, 2014 as compared to 9% in the year-ago quarter.

Other Income, Net

Other income, net decreased by $1.9 million, to $2.4 million in the three months ended October 31, 2014 as compared to $4.3 million in the year-ago quarter. The decrease in other income, net is due to a smaller increase in the fair value of our marketable securities during the three months ended October 31, 2014 compared to the three months ended October 31, 2013.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.9 million in the three months ended October 31, 2014 as compared to $0.6 million in the year-ago quarter.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.4 million in the three months ended October 31, 2014 as compared to $0.5 million in the year-ago quarter.

Income Tax Provision

The provision for income taxes was $10.9 million in the three months ended October 31, 2014 compared to $8.6 million in the year-ago quarter. The provision for income taxes in the three months ended October 31, 2014 and 2013 reflects a 30% and 32% effective tax rate, respectively. The decrease in the effective tax rate for the three months ended October 31, 2014 is due to a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates.

Six Months Ended October 31, 2014 Compared to Six Months Ended October 31, 2013

Fee Revenue

Fee Revenue. Fee revenue increased $40.5 million, or 9%, to $506.9 million in the six months ended October 31, 2014 compared to $466.4 million in the six months ended October 31, 2013. This increase in fee revenue was attributable to an increase in fee revenue in Executive Recruitment, Futurestep and LTC. Exchange rates favorably impacted fee revenue by $0.9 million in the six months ended October 31, 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $297.4 million, an increase of $20.7 million, or 7%, in the six months ended October 31, 2014 compared to $276.7 million in the six months ended October 31, 2013. As detailed below, Executive Recruitment fee revenue increased in North America and EMEA regions, partially offset by decreases in fee revenue in Asia Pacific and South America regions in the six months ended October 31, 2014 as compared to the six months ended October 31, 2013. The increase in Executive Recruitment fee revenue was mainly due to a 5% increase in the number of Executive Recruitment engagements billed, and a 2% increase in the weighted-average fees billed per engagement during in the six months ended October 31, 2014 as compared to the six months ended October 31, 2013. Exchange rates favorably impacted fee revenue by $0.3 million in the six months ended October 31, 2014.

North America reported fee revenue of $165.0 million, an increase of $15.7 million, or 11%, in the six months ended October 31, 2014 compared to $149.3 million in the six months ended October 31, 2013. North America’s increase in fee revenue is primarily due to a 6% increase in the weighted-average fees billed per engagement and a 4% increase in the number of engagements billed during the six months ended October 31, 2014 as compared to the six months ended October 31, 2013. The overall increase in fee revenue was primarily driven by increases in fee revenue in the consumer goods, industrial, life sciences/healthcare, and financial services sectors as compared to the six months ended October 31, 2013, partially offset by a decrease in the technology sector. Exchange rates unfavorably impacted fee revenue by $0.8 million, or 1%, in the six months ended October 31, 2014.

EMEA reported fee revenue of $77.0 million, an increase of $8.4 million, or 12%, in the six months ended October 31, 2014 compared to $68.6 million in the six months ended October 31, 2013. EMEA’s increase in fee revenue was primarily driven by a 12% increase in the number of engagements billed in the six months ended October 31, 2014 as compared to the year-ago period. The performance in existing offices in the United Kingdom, Sweden, Italy, Spain and France were the primary contributors to the increase in fee revenue in the six months ended October 31, 2014 compared to the six months ended October 31, 2013, offset by a decrease in fee revenue in Denmark. In terms of business sectors, industrial, consumer goods, financial services and life sciences/healthcare experienced the largest increases in fee revenue in the six months ended October 31, 2014 as compared to the year-ago period, partially offset by a decrease in the technology sector. Exchange rates favorably impacted fee revenue by $2.2 million, or 3%, in the six months ended October 31, 2014.

Asia Pacific reported fee revenue of $40.7 million, a decrease of $2.2 million, or 5%, in the six months ended October 31, 2014 compared to $42.9 million in the six months ended October 31, 2013. The decrease in fee revenue was mainly due to a 6% decrease in weighted-average fees billed per engagement, partially offset by a 1% increase in the number of engagements billed in the six months ended October 31, 2014 compared to the year-ago period. The decrease in performance in Singapore and Japan were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2014 compared to the six months ended October 31, 2013, offset by an increase in fee revenue in India and Hong Kong. Life sciences/healthcare and consumer goods were the main sectors contributing to the decrease in fee revenue in the six months ended October 31, 2014 as compared to the year-ago period, partially offset by an increase in fee revenue in the financial services and technology sectors. Exchange rates unfavorably impacted fee revenue by $0.2 million in the six months ended October 31, 2014.

South America reported fee revenue of $14.7 million, a decrease of $1.2 million, or 8%, in the six months ended October 31, 2014 compared to $15.9 million in the six months ended October 31, 2013. The decrease in fee revenue was mainly due to a 4% decrease in weighted-average fees billed per engagement and a 4% decrease in the number of engagements billed in the six months ended October 31, 2014 compared to the year-ago period. The decrease in performance in Brazil was the primary contributor to the decrease in fee revenue in the six months ended October 31, 2014 compared to the six months ended October 31, 2013, partially offset by an increase in Chile and Colombia. Consumer goods, technology and life sciences/healthcare were the main sectors contributing to the decrease in fee revenue in the six months ended October 31, 2014 compared to the year-ago period, partially offset by an increase in fee revenue in the financial services and industrial sectors during the same period. Exchange rates unfavorably impacted fee revenue for South America by $0.9 million or 6% in the six months ended October 31, 2014.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $129.9 million, an increase of $3.8 million, or 3%, in the six months ended October 31, 2014 compared to $126.1 million in the six months ended October 31, 2013. Fee revenue increased due to an increase in consulting fee revenue of $2.5 million, or 3%, in the six months ended October 31, 2014 compared to the year-ago period, and an increase in product revenue of $1.3 million, or 5% compared to the six months ended October 31, 2013. Exchange rates favorably impacted fee revenue by $0.2 million in the six months ended October 31, 2014.

Futurestep. Futurestep reported fee revenue of $79.6 million, an increase of $16.0 million, or 25%, in the six months ended October 31, 2014 compared to $63.6 million in the six months ended October 31, 2013. The increase in Futurestep’s fee revenue was due to a 23% increase in the weighted-average fees billed per engagement and a 1% increase in the number of engagements billed in the six months ended October 31, 2014 compared the year-ago period. The increase in the weighted-average fees billed was driven by a 41% increase in fee revenue from recruitment process outsourcing and a 23% increase in professional recruitment. Exchange rates favorably impacted fee revenue by $0.4 million or 1% in the six months ended October 31, 2014.

Compensation and Benefits

Compensation and benefits expense increased $29.7 million, or 9%, to $343.8 million in the six months ended October 31, 2014 from $314.1 million in the year-ago period. This increase was due in large part to an increase in performance related bonus expense of $16.5 million and an increase of $11.9 million, $2.5 million, $1.2 million, $1.1 million and $0.9 million in salaries and related payroll taxes, outside contractors, stock compensation, employee insurance cost and vacation expense, respectively. These increases in compensation and benefits expense were partially offset by management separation charges of $4.5 million recorded during the six months ended October 31, 2013 with no such charge in the six months ended October 31, 2014. The increase in performance related bonus expense was due to the continued adoption of our strategy, including referrals between lines of business, resulting in an increase in fee revenue and profitability. The higher level of salaries and related payroll expense, employee insurance cost and vacation expense was due to an increase in average headcount for Executive Recruitment and Futurestep, reflecting our continued growth-related investments back into the business. Exchange rates unfavorably impacted compensation and benefits expenses by $0.2 million during the six months ended October 31, 2014.

The changes in the fair value of vested amounts owed under certain deferred compensation plans increased compensation and benefits expense by $2.7 million in the six months ended October 31, 2014 compared to an increase of $5.0 million in the six months ended October 31, 2013. Offsetting these changes in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $4.5 million and $6.4 million in the six months ended October 31, 2014 and 2013, respectively, recorded in other income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense increased $15.7 million, or 9%, to $197.7 million in the six months ended October 31, 2014 compared to $182.0 million in the six months ended October 31, 2013. This increase was primarily due to an increase of $9.1 million in salaries and related payroll taxes, $0.7 million in vacation expense and an increase of $0.3 million in employee insurance cost, all due to a 5% increase in the average headcount. In addition, there was an increase in performance related bonus expense of $5.2 million due to the continued adoption of our strategy as discussed above, resulting in higher revenue and profitability and an increase in outside contractors of $0.4 million in order to support the increase in our overall business. Executive Recruitment compensation and benefits expense as a percentage of fee revenue was 66% in both the six months ended October 31, 2014 and 2013.

Leadership & Talent Consulting compensation and benefits expense increased $6.0 million, or 8%, to $78.3 million in the six months ended October 31, 2014 from $72.3 million in the six months ended October 31, 2013. The increase was driven by an increase in performance related bonus expense of $4.4 million primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The rest of the increase was due to increases in temporary workers of $0.5 million and recruitment expenses of $0.5 million, both as a result of supporting higher level of fee revenue, and an increase in the fair value of vested amounts owed under certain deferred compensation plans of $0.3 million. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 60% in the six months ended October 31, 2014 from 57% in the six months ended October 31, 2013.

Futurestep compensation and benefits expense increased $10.9 million, or 25%, to $54.7 million in the six months ended October 31, 2014 from $43.8 million in the six months ended October 31, 2013. The increase was primarily driven by an increase in performance related bonus expense due to higher level of fee revenue, profitability, and referrals between lines of business and increases in salaries and related payroll taxes of $2.8 million, an increase of $1.6 million in outside contractors and an increase in employee insurance cost of $0.4 million. The increase in salaries and related payroll taxes and employee insurance cost was due to a 10% increase in the average headcount and the increase in the use of outside contractors was primarily associated with the increase in staffing to accommodate the increase in fee revenue from our RPO business. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both the six months ended October 31, 2014 and 2013.

Corporate compensation and benefits expense decreased $2.9 million, or 18%, to $13.1 million in the six months ended October 31, 2014 from $16.0 million in the six months ended October 31, 2013 mainly due to management separation charges of $4.5 million recorded during the six months ended October 31, 2013 with no such charge in the six months ended October 31, 2014, offset with an increase of $0.9 million in salaries and related payroll taxes, $0.8 million increase in performance related bonus expense and a $0.7 million increase in stock based compensation due to the overall profitability of the Company. Also contributing to a decrease in compensation and benefits expense was a change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $5.5 million and $4.6 million in the six months ended October 31, 2014 and 2013, respectively. The increase in CSV of COLI was due to an increase in investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements)

General and Administrative Expenses

General and administrative expenses decreased $8.2 million, or 11%, to $67.5 million in the six months ended October 31, 2014 compared to $75.7 million in the six months ended October 31, 2013. General and administrative expenses as a percentage of fee revenue was 13% in the six months ended October 31, 2014 compared to 16% in the six months ended October 31, 2013. The decrease is attributable to $10.1 million in legal fees primarily due to a $6.2 million insurance reimbursement for legal fees incurred in prior periods and a decline in other legal fees during the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The rest of the decrease was due to a decrease in marketing and business development expense of $2.3 million as the six months ended October 31, 2013 included higher than normal costs related to the integration of the PDI and Global Novations, LLC (“Global Novations”) acquisitions into the LTC business as well as ongoing cost control initiatives. These decreases were partially offset by unfavorable foreign currency rates that resulted in an increase in general and administrative expenses of $2.0 million in the six months ended October 31, 2014 compared to the six months ended October 31, 2013, an increase of $0.7 million in bad debt expense, $0.6 million of professional fees due to our strategic initiatives and an increase of $0.4 million in premise and office costs. Exchange rates favorably impacted general and administrative expenses by $0.3 million during the six months ended October 31, 2014.

Executive Recruitment general and administrative expenses increased $3.4 million, or 10%, to $36.4 million in the six months ended October 31, 2014 from $33.0 million in the six months ended October 31, 2013. General and administrative expenses increased due to unfavorable exchange rates that resulted in an increase in general and administrative expenses of $1.8 million during the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The remaining increase was due to an increase of $0.8 million in other general and administrative expenses and an increase of $0.6 million in premise and office costs. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in both the six months ended October 31, 2014 and 2013.

Leadership & Talent Consulting general and administrative expenses decreased $0.8 million, or 4%, to $17.1 million in the six months ended October 31, 2014 from $17.9 million in the six months ended October 31, 2013. The decrease is attributable to a decrease in marketing and business development expenses and other general and administrative expenses of $0.8 million and $0.7 million, respectively offset by an increase in foreign exchange loss of $0.8 million in the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The decrease in marketing and business development expense is due to higher than normal costs in the six months ended October 31, 2013 related to the integration of the PDI and Global Novation acquisitions into the LTC business while the decrease in other general and administrative expenses is due in large part to a decrease in travel related expenses. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 13% in the six months ended October 31, 2014 compared to 14% in the six months ended October 31, 2013.

Futurestep general and administrative expenses decreased $0.7 million, or 7%, to $9.0 million in the six months ended October 31, 2014 compared to $9.7 million in the six months ended October 31, 2013. General and administrative expenses decreased due to a decrease of $0.6 million in marketing and business development expense due to our ongoing cost control initiatives during the six months ended October 31, 2014 compared to the year-ago period. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in the six months ended October 31, 2014 compared to 15% in the six months ended October 31, 2013.

Corporate general and administrative expenses decreased $10.1 million, or 67%, to $5.0 million in the six months ended October 31, 2014 compared to $15.1 million in the six months ended October 31, 2013. The decrease in general and administrative expenses was driven by a $10.1 million decrease in legal fees, primarily related to a $6.2 million insurance reimbursements for legal fees incurred in prior periods and a decline in other legal fees during the six months ended October 31, 2014 compared to the six months ended October 31, 2013. The rest of the decrease was due to a decrease of $0.9 million in business development expenses due to our ongoing cost control initiatives, offset by $0.9 million increase in professional fees, primarily to drive our strategic initiatives.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense decreased $1.5 million, or 7%, to $19.1 million in the six months ended October 31, 2014 compared to $20.6 million in the six months ended October 31, 2013. The decrease was due to an increased focus on utilization of internal resources versus outside contractors in our LTC business. Cost of services expense as a percentage of fee revenue was 4% in both the six months ended October 31, 2014 and 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $13.6 million, an increase of $1.1 million in the six months ended October 31, 2014 compared to $12.5 million in the six months ended October 31, 2013. The increase relates primarily to technology investments that were made in the prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the six months ended October 31, 2014, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.9 million in restructuring charges, net in the six months ended October 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises. During the six months ended October 31, 2013, as part of the integration of PDI, we recorded $3.7 million of restructuring charges, net, of which $2.9 million related to consolidation of premises and $0.8 million related to severance.

Operating Income

Operating income increased $13.2 million to $53.0 million in the six months ended October 31, 2014 as compared to $39.8 million in the six months ended October 31, 2013. This increase in operating income resulted from a $40.5 million increase in fee revenue, a decrease of $8.2 million and $1.5 million in general and administrative expenses and cost of services expense, respectively, partially offset by an increase in compensation and benefits expense of $29.7 million, restructuring charges, net of $6.2 million, and $1.1 million in depreciation and amortization expenses during the six months ended October 31, 2014 as compared to the six months ended October 31, 2013.

Executive Recruitment operating income decreased $2.3 million to $54.1 million in the six months ended October 31, 2014 as compared to $56.4 million in the six months ended October 31, 2013. The decrease in Executive Recruitment operating income is primarily attributable to an increase of $4.2 million in restructuring charges, net. The increase in fee revenue of $20.7 million was offset by an increase in compensation and benefits expense of 15.7 million during the six months ended October 31, 2014 compared to the year-ago period. The increase was due in part to investments in headcount to grow the business (an increase in the average headcount of 77 positions), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. In addition, general and administrative expenses are up $3.4 million during the same period partially due unfavorable foreign exchange rates and premise and office costs. Executive Recruitment operating income as a percentage of fee revenue was 18% in the six months ended October 31, 2014 compared to 20% in the six months ended October 31, 2013.

LTC operating income decreased $0.1 million to $11.2 million in the six months ended October 31, 2014 as compared to $11.3 million in the six months ended October 31, 2013. LTC operating income as a percentage of fee revenue was 9% in both the six months ended October 31, 2014 and 2013.

Futurestep operating income increased by $3.5 million to $8.6 million in the six months ended October 31, 2014 from $5.1 million in the six months ended October 31, 2013. The increase in Futurestep operating income was primarily due to an increase in fee revenue of $16.0 million, and a decrease in general and administrative expenses of $0.7 million partially offset by an increase of $10.9 million in compensation and benefits expense, $1.9 million increase in cost of services expense and an increase in restructuring charges, net of $0.2 million during the six months’ ended October 31, 2014 as compared to the six months ended October 31, 2013. Futurestep operating income as a percentage of fee revenue was 11% in the six months ended October 31, 2014 as compared to 8% in the six months ended October 31, 2013.

Adjusted EBITDA

Adjusted EBITDA increased $13.3 million to $81.9 million in the six months ended October 31, 2014 as compared to $68.6 million in the six months ended October 31, 2013. This increase was driven by higher fee revenue of $40.5 million, decreases of $7.8 million and $1.5 million in general and administrative expenses (excluding integration/acquisition costs) and cost of services expense, respectively. Offsetting these increases in EBITDA was higher compensation and benefits expense (excluding certain separation costs) of $34.2 million and a decrease in other income, net of $2.0 million during the six months ended October 31, 2014 over the comparable period a year ago. Adjusted EBITDA as a percentage of fee revenue was 16% in the six months ended October 31, 2014 as compared to 15% in the six months ended October 31, 2013.

Executive Recruitment Adjusted EBITDA was $63.9 million and $62.5 million in the six months ended October 31, 2014 and 2013, respectively. Adjusted EBITDA increased $1.4 million during the six months ended October 31, 2014 as compared to the six months ended October 31, 2013 due to the increase of $20.7 million in fee revenue, offset by an increase of $15.7 million in compensation and benefits expense. The increase was due in part to investments in headcount to grow the business, as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. In addition, general and administrative expenses increased $3.4 million during the same period partially due to increased levels of business activity as well as other increases such as foreign exchange loss and premise and office costs. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 21% in the six months ended October 31, 2014 as compared to 23% in the six months ended October 31, 2013.

LTC Adjusted EBITDA increased by $1.9 million to $20.6 million in the six months ended October 31, 2014 as compared to $18.7 million in the six months ended October 31, 2013. This increase was due to an increase in fee revenue of $3.8 million, a decrease in cost of services and general administrative expenses of $3.4 million and $0.8 million, respectively, offset by an increase in compensation and benefit expense of $6.0 million. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors as evidenced by the 200 basis points increase in our staff utilization to a rate of 70% during the six months ended October 31, 2014. The decrease in general and administrative expenses related to lower marketing and business development expenses in the six months ended October 31, 2014 as compared to the six months ended October 31, 2013, as last year’s quarter included higher than normal costs related to the integration of the PDI and Global Novations acquisitions into the LTC business. The increase in compensation and benefit expenses was due to an increase in performance related bonus expense resulting from higher fee revenue and the continued adoption of the company’s integrated go to market strategy across all three of our lines of businesses. LTC Adjusted EBITDA as a percentage of fee revenue was 16% in the six months ended October 31, 2014 as compared to 15% in the six months ended October 31, 2013.

Futurestep Adjusted EBITDA increased by $3.2 million to $10.9 million in the six months ended October 31, 2014 as compared to $7.7 million in the six months ended October 31, 2013. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $16.0 million, offset by an increase of $10.9 million in compensation and benefits expense and $1.9 million in cost of services expense during the six months ended October 31, 2014 as compared to the six months ended October 31, 2013. Futurestep Adjusted EBITDA as a percentage of fee revenue was 14% in the six months ended October 31, 2014 as compared to 12% in the six months ended October 31, 2013.

Other Income, Net

Other income, net decreased by $2.0 million, to $4.6 million in the six months ended October 31, 2014 as compared to $6.6 million in the six months ended October 31, 2013. The decrease in other income, net is due to a smaller increase in the fair value of our marketable securities during the six months ended October 31, 2014 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.7 million in the six months ended October 31, 2014 as compared to $1.2 million in the six months ended October 31, 2013.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.9 million in the six months ended October 31, 2014 as compared to $1.0 million in the six months ended October 31, 2013.

Income Tax Provision

The provision for income taxes was $16.9 million in the six months ended October 31, 2014 compared to $16.0 million in the six months ended October 31, 2013. The provision for income taxes in the six months ended October 31, 2014 and 2013 reflects a 30% and 36% effective tax rate, respectively. The decrease in the effective tax rate for the six months ended October 31, 2014 is due to a state income tax benefit that is discrete to the first quarter of fiscal 2015 and a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates. The effective tax rate for the six months ended October 31, 2013 was also higher due to losses, incurred primarily as a result of restructuring costs, which were discrete to the six months ended October 31, 2013.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. First, the Company’s strategy has been to become the world’s premier talent management firm by utilizing capital for investment in the Company’s consultants and intellectual property, as well as the strategic acquisition of businesses perceived to be both accretive and in the best interests of the Company – acquisitions that produce a return superior to the Company’s cost of capital. Management believes recent acquisitions have not only yielded such returns but have helped to create a stronger, broader, solution-rich firm that is less economically cyclical and more strategically relevant to its clients.

In addition, on December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share, commencing at the conclusion of the third quarter of fiscal 2015. The declaration and payment of dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, dividend payments under our dividend policy, and repurchases of shares of our common stock under our stock repurchase program, during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy or refrain from repurchasing our common stock.

Cash and cash equivalents and marketable securities were $400.1 million and $468.3 million as of October 31, 2014 and April 30, 2014, respectively, which includes $135.6 million and $116.2 million held in trust for settlement of our obligations under certain deferred compensation plans. As of October 31, 2014 and April 30, 2014, we held $148.6 million and $193.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded for these distributions because no additional taxes would arise in connection with distributions from the foreign locations in the distribution plan. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of October 31, 2014 and April 30, 2014, our marketable securities of $151.9 million and $134.6 million, respectively, included $135.6 million (gross unrealized gains of $8.8 million and gross unrealized losses of $0.5 million) and $116.2 million (gross unrealized gains of $9.2 million and gross unrealized losses of $0.7 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $123.9 million and $111.7 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $135.9 million and $117.6 million as of October 31, 2014 and April 30, 2014, respectively. As of October 31, 2014 and April 30, 2014, we had marketable securities classified as available-for-sale with a balance of $16.3 million and $18.4 million, respectively.

The net increase in our working capital of $29.8 million as of October 31, 2014 compared to April 30, 2014 is primarily attributable to a decrease in compensation and benefits payable and increases in accounts receivable and marketable securities, offset by a decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to the payment of annual bonuses earned in fiscal 2014 and paid during the first quarter of 2015. Accounts receivable increased due to an increase in the days of sales outstanding which increased from 57 days to 72 days (which is consistent with historical experience) from April 30, 2014 to October 31, 2014. The increase in marketable securities was due to an increase in the current portion of marketable securities due to the expectation that these investments will be sold in the next twelve months to pay for deferred compensation benefits that come due. Cash used by operating activities was $52.0 million in six months ended October 31, 2014, an increase of $16.4 million from cash used by operating activities of $35.6 million in the six months ended October 31, 2013. The increase in cash used in operating activities is primarily because fiscal 2014 bonus paid in the six months ended October 31, 2014 were higher than fiscal 2013 bonuses paid during the six months ended October 31, 2013. The Company paid bonuses related to fiscal 2014 of $137.7 million in cash during the six months ended October 31, 2014 compared to $109.4 million paid in the six months ended October 31, 2013. The Company expects to pay bonuses related to fiscal 2014 of $2.8 million in cash during the remainder of fiscal 2015.

Cash used in investing activities was $22.4 million in the six months ended October 31, 2014, an increase of $14.5 million from cash used in investing activities of $7.9 million in the six months ended October 31, 2013. The increase in cash used in investing activities is primarily attributable to an increase of $28.5 million in the net purchase and sales/maturities of marketable securities, offset by the contingent consideration payment of $15.0 million made to the selling stockholders of PDI in the six months ended October 31, 2013.

Cash used by financing activities was $1.2 million during the six months ended October 31, 2014 compared to cash provided by financing activities of $2.0 million during the six months ended October 31, 2013. Cash used in financing activities increased primarily due to an increase of $1.8 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock, a decrease of $0.7 million in cash proceeds from the exercise of employee stock options and $0.7 million paid on life insurance policy loans in the six months ended October 31, 2014. As of October 31, 2014, $24.4 million remained available for common stock repurchases under our stock repurchase program, approved by the Board of Directors on November 2, 2007.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased Company Owned Life Insurance (“COLI”) policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2014 and April 30, 2014, we held contracts with gross CSV of $171.2 million and $167.2 million, respectively. During the six months ended October 31, 2014 and 2013, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $72.2 million and $72.9 million as of October 31, 2014 and April 30, 2014, respectively. At October 31, 2014 and April 30, 2014, the net cash value of these policies was $99.0 million and $94.3 million, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Credit Agreement”). The Credit Agreement matures on January 18, 2018. Borrowings under the Credit Agreement bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of October 31, 2014, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of October 31, 2014 and April 30, 2014, we had no borrowings under our long-term debt arrangements. At October 31, 2014 and April 30, 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $1.5 million of standby letters of credits with other financial institutions as of October 31, 2014 and April 30, 2014.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

With the exception of the restructuring charge of $9.9 million recorded in the six months ended October 31, 2014, we had no other material changes in contractual obligations as of October 31, 2014, as compared to those disclosed in our table of contractual obligations included in our Annual Report. Of the remaining restructuring liability of $4.2 million as of October 31, 2104, $2.5 million and $1.2 million of severance and facility costs, respectively, will be paid over the next 12 months and $0.5 million of facility costs will be paid over the next four years. (see Note 7 — Restructuring Charges, Net).

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $1.0 million in the six months ended October 31, 2014 compared to foreign currency gains, on an after tax basis, of $0.4 million in the six months ended October 31, 2013.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended October 31, 2014 would have been $3.9 million, $6.4 million and $9.0 million, respectively, based on outstanding balances at October 31, 2014.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of October 31, 2014 and April 30, 2014, we had no outstanding borrowings under our Credit Agreement. We had $72.2 million and $72.9 million of borrowings against the CSV of COLI contracts as of October 31, 2014 and April 30, 2014, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended October 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In our Form 10-K for the year ended April 30, 2014, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. Except as set forth below, as of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Risks Related to our Dividend Policy

You may not receive the level of dividends provided for in the dividend policy our Board of Directors has adopted or any dividends at all.

We are not obligated to pay dividends on our common stock. Our Board of Directors adopted a dividend policy on December 8, 2014, that reflects an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share of common stock, commencing at the conclusion of the third quarter of fiscal 2015. However, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including, earnings, capital requirements, financial conditions, and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “—Our ability to pay dividends will be restricted by agreements governing our debt, including our credit agreement, and by Delaware law.”

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the level of any dividends we may pay in the future. If we were to use borrowings under our credit facility to fund our payment of dividends, we would have less cash and/or borrowing capacity available for future dividends and other purposes, which could negatively affect our financial condition, our results of operations, our liquidity and our ability to maintain and expand our business. Accordingly, you may not receive dividends in the intended amounts, or at all. Any reduction or elimination of dividends may negatively affect the market price of our common stock.

Our ability to pay dividends will be restricted by agreements governing our debt, including our credit agreement, and by Delaware law.

Our credit agreement restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long-Term Debt” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we amend our credit agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our senior credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner or entirely our ability to pay dividends to you.

Additionally, under the Delaware General Corporation Law (“DGCL”), our Board of Directors may not authorize payment of a dividend unless it is either paid out of surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

If, as a result of these restrictions, we are required to reduce or eliminate the payment of dividends, a decline in the market price or liquidity, or both, of our common stock could result. This may in turn result in losses by you.

Our dividend policy may limit our ability to pursue growth opportunities.

        If we pay dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities, meet any large unanticipated liquidity requirements or fund our operations in the event of a significant business downturn. In addition, because a significant portion of cash available will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2014:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2014— August 31, 2014	—	$—	—	$24.4 million
September 1, 2014— September 30, 2014	662	$25.63	—	$24.4 million
October 1, 2014— October 31, 2014	—	$—	—	$24.4 million

Total	662	$25.63	—	$24.4 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On November 2, 2007, the Board of Directors approved the repurchase of $50 million of our common stock in a common stock repurchase program. The shares can be repurchased in open market transactions or privately negotiated transactions at our discretion.

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

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share, commencing at the conclusion of the third quarter of fiscal 2015. The declaration and payment of dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

In addition, on December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program by $125,641,342.53 to an aggregate of $150,000,000. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Amended and Restated Korn/Ferry International Executive Capital Accumulation Plan, as of August 13, 2014.

10.2	Summary of Non-Employee Director Compensation Program, effective October 1, 2014.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: December 10, 2014

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Korn/Ferry International Executive Capital Accumulation Plan, as of August 13, 2014.

10.2	Summary of Non-Employee Director Compensation Program, effective October 1, 2014.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.