Form 10-Q
period 2015-01-31
KORN FERRY INTERNATIONAL
filed 2015-03-11
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of shares outstanding of our common stock as of March 5, 2015 was 50,413,320 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	April 30, 2014
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$304,451	$333,717
Marketable securities	28,291	9,566
Receivables due from clients, net of allowance for doubtful accounts of $10,589 and $9,513, respectively	201,486	175,986
Income taxes and other receivables	7,375	8,244
Deferred income taxes	3,975	4,486
Prepaid expenses and other assets	31,295	29,955

Total current assets	576,873	561,954
Marketable securities, non-current	120,578	124,993
Property and equipment, net	59,806	60,434
Cash surrender value of company owned life insurance policies, net of loans	100,343	94,274
Deferred income taxes, net	54,501	55,039
Goodwill	242,784	257,582
Intangible assets, net	43,467	49,560
Investments and other assets	34,184	29,830

Total assets	$1,232,536	$1,233,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,270	$19,375
Income taxes payable	8,011	13,014
Compensation and benefits payable	169,314	192,035
Other accrued liabilities	65,231	62,509

Total current liabilities	260,826	286,933
Deferred compensation and other retirement plans	164,417	169,235
Other liabilities	19,695	21,962

Total liabilities	444,938	478,130

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 62,797 and 62,282 shares issued and 50,391 and 49,811 shares outstanding, respectively	459,689	449,631
Retained earnings	371,656	308,781
Accumulated other comprehensive loss, net	(43,747)	(2,388)

Stockholders’ equity	787,598	756,024
Less: notes receivable from stockholders	—	(488)

Total stockholders’ equity	787,598	755,536

Total liabilities and stockholders’ equity	$1,232,536	$1,233,666

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Fee revenue	$249,545	$242,184	$756,435	$708,589
Reimbursed out-of-pocket engagement expenses	9,326	8,753	27,478	26,172

Total revenue	258,871	250,937	783,913	734,761

Compensation and benefits	164,802	162,228	508,564	476,294
General and administrative expenses	36,767	37,265	104,280	112,931
Reimbursed expenses	9,326	8,753	27,478	26,172
Cost of services	8,653	9,056	27,824	29,697
Depreciation and amortization	6,814	6,333	20,363	18,857
Restructuring charges (recoveries), net	(418)	—	9,468	3,682

Total operating expenses	225,944	223,635	697,977	667,633

Operating income	32,927	27,302	85,936	67,128
Other (loss) income, net	(1,478)	1,132	3,061	7,751
Interest income (expense), net	288	(873)	(1,426)	(2,102)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	31,737	27,561	87,571	72,777
Equity in earnings of unconsolidated subsidiaries	778	470	1,696	1,492
Income tax provision	9,576	6,727	26,392	22,789

Net income	$22,939	$21,304	$62,875	$51,480

Earnings per common share:
Basic	$0.46	$0.44	$1.27	$1.07

Diluted	$0.46	$0.43	$1.25	$1.05

Weighted-average common shares outstanding:
Basic	49,135	48,341	48,973	48,041

Diluted	49,724	49,181	49,663	48,977

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Net income	$22,939	$21,304	$62,875	$51,480
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26,537)	(9,726)	(42,772)	(8,384)
Deferred compensation and pension plan adjustments, net of taxes	466	—	1,420	—
Unrealized (losses) gains on marketable securities, net of taxes	(5)	6	(7)	(27)

Comprehensive (loss) income	$(3,137)	$11,584	$21,516	$43,069

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$62,875	$51,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,363	18,857
Stock-based compensation expense	10,378	8,819
Provision for doubtful accounts	5,644	5,744
Gain on cash surrender value of life insurance policies	(8,498)	(6,432)
Gain on marketable securities	(4,328)	(7,578)
Deferred income taxes	1,049	4,919
Change in other assets and liabilities:
Deferred compensation	2,846	8,515
Receivables due from clients	(31,144)	(35,218)
Income tax and other receivables	1,066	82
Prepaid expenses and other assets	(1,340)	(1,110)
Investment in unconsolidated subsidiaries	(1,696)	(1,492)
Income taxes payable	(4,999)	7,394
Accounts payable and accrued liabilities	(26,899)	(16,716)
Other	(7,232)	(4,188)

Net cash provided by operating activities	18,085	33,076

Cash flows from investing activities:
Purchase of property and equipment	(15,605)	(17,307)
Purchase of marketable securities	(22,752)	(23,795)
Proceeds from sales/maturities of marketable securities	12,533	43,423
Change in restricted cash	—	2,861
Payment of contingent consideration from acquisition	—	(15,000)
Premiums on company-owned life insurance policies	(1,385)	(1,443)
Proceeds from life insurance policies	8,087	—
Dividends received from unconsolidated subsidiaries	1,656	1,950

Net cash used in investing activities	(17,466)	(9,311)

Cash flows from financing activities:
Purchase of common stock	(3,842)	(2,026)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,177	7,373
Tax benefit from exercise of stock options	1,386	815
Payments on life insurance policy loans	(3,301)	—

Net cash (used in) provided by financing activities	(3,580)	6,162

Effect of exchange rate changes on cash and cash equivalents	(26,305)	(6,209)

Net (decrease) increase in cash and cash equivalents	(29,266)	23,718
Cash and cash equivalents at beginning of period	333,717	224,066

Cash and cash equivalents at end of period	$304,451	$247,784

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Revenue from perpetual licenses is recognized when the license is sold. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold. As of January 31, 2015 and April 30, 2014, the Company included deferred revenue of $43.0 million and $36.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2015 and April 30, 2014, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available. As of January 31, 2015 and April 30, 2014, the Company had cash equivalents of $203.5 million and $186.6 million, respectively.

Marketable Securities

The Company currently has investments in marketable securities and mutual funds which are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest income (expense), net.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive (loss) income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive (loss) income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three and nine months ended January 31, 2015 and 2014, no other-than-temporary impairment was recognized.

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

As of January 31, 2015 and April 30, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination. During the nine months ended January 31, 2014, the Company paid contingent consideration to the selling stockholders of PDI Ninth House (“PDI”) of $15 million, as required under the merger agreement as a result of the achievement of certain pre-determined goals associated with expense synergies.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2014, indicated that the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment charge was recognized. The Company’s annual impairment test as of January 31, 2015 will be performed in the fourth quarter of fiscal 2015. There were no indicators of impairment as of January 31, 2015 and April 30, 2014 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from two to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2015 and April 30, 2014, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $122.1 million and $104.7 million for the nine months ended January 31, 2015 and 2014, respectively, which was reduced by a change in the previous years’ estimate recorded in the nine months ended January 31, 2015 and 2014, of $0.3 million and $0.7 million, respectively. This resulted in net bonus expense of $121.8 million and $104.0 million in the nine months ended January 31, 2015 and 2014, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2015 and 2014, the performance related bonus expense was $37.8 million and $36.5 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended January 31, 2015 or 2014.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

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

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments principally include restricted stock units, restricted stock, stock options and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Recently Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance was effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company adopted this guidance during the nine months ended January 31, 2015 and the adoption did not have an impact on the financial statements of the Company.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset for a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, the liability for an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company adopted this guidance during the nine months ended January 31, 2015 and the adoption did not have an impact on the financial statements of the Company.

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

2. Basic and Diluted Earnings Per Share

Accounting Standards Codification 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant to certain employees restricted stock grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, we are required to apply the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. The application of the two-class method did not have a material impact on the earnings per share calculation for the three and nine months ended January 31, 2014.

During the three and nine months ended January 31, 2015 and the three months ended January 31, 2014, all shares of outstanding options were included in the computation of diluted earnings per share. During the nine months ended January 31, 2014, options to purchase 0.1 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2015, restricted stock awards of 0.5 million, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income	$22,939	$21,304	$62,875	$51,480
Less: undistributed earnings to nonvested restricted stockholders	223	—	632	—

Basic net earnings attributable to common stockholders	22,716	21,304	62,243	51,480
Add: undistributed earnings to nonvested restricted stockholders	223	—	632	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	220	—	623	—

Diluted net earnings attributable to common stockholders	$22,719	$21,304	$62,252	$51,480

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	49,135	48,341	48,973	48,041
Effect of dilutive securities:
Restricted stock	491	651	578	728
Stock options	97	189	111	208
ESPP	1	—	1	—

Diluted weighted-average number of common shares outstanding	49,724	49,181	49,663	48,977

Net earnings per common share:
Basic earnings per share	$0.46	$0.44	$1.27	$1.07

Diluted earnings per share	$0.46	$0.43	$1.25	$1.05

3. Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive (loss) income. Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

The components of accumulated other comprehensive loss were as follows:

	January 31, 2015	April 30, 2014
	(in thousands)
Deferred compensation and benefit pension plan adjustments, net of taxes	$(16,586)	$(18,006)
Foreign currency translation adjustment	(27,168)	15,604
Unrealized gains on marketable securities, net of taxes	7	14

Accumulated other comprehensive loss, net	$(43,747)	$(2,388)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the three months ended January 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2014	$(631)	$(17,052)	$12	$(17,671)
Unrealized losses arising during the period	(26,537)	—	(5)	(26,542)
Reclassification of realized net losses to net income	—	466	—	466

Balance as of January 31, 2015	$(27,168)	$(16,586)	$7	$(43,747)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the nine months ended January 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2014	$15,604	$(18,006)	$14	$(2,388)
Unrealized losses arising during the period	(42,772)	—	(7)	(42,779)
Reclassification of realized net losses to net income	—	1,420	—	1,420

Balance as of January 31, 2015	$(27,168)	$(16,586)	$7	$(43,747)

(1)	The tax effects on the reclassifications of realized net losses was $0.3 million and $0.9 million for the three and nine months ended January 31, 2015, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended January 31, 2014:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2013	$18,901	$(20,236)	$13	$(1,322)
Unrealized (losses) gains arising during the period	(9,726)	—	6	(9,720)

Balance as of January 31, 2014	$9,175	$(20,236)	$19	$(11,042)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the nine months ended January 31, 2014:

	Foreign Currency Translation	Deferred Compensation and Pension Plan	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2013	$17,559	$(20,236)	$46	$(2,631)
Unrealized losses arising during the period	(8,384)	—	(59)	(8,443)
Reclassification of realized net losses to net income	—	—	32	32

Balance as of January 31, 2014	$9,175	$(20,236)	$19	$(11,042)

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Restricted stock	$3,356	$2,931	$10,225	$8,478
Stock options	22	96	112	341
ESPP	41	—	41	—

Total stock-based compensation expense, pre-tax	3,419	3,027	10,378	8,819
Tax benefit from stock-based compensation expense	(1,032)	(705)	(3,128)	(2,762)

Total stock-based compensation expense, net of tax	$2,387	$2,322	$7,250	$6,057

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Company did not grant stock options in the three or nine months ended January 31, 2015 and 2014.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

Stock Options

Stock option transactions under the Company’s Second A&R 2008 Plan, as amended to date, were as follows:

	Nine Months Ended January 31, 2015
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2014	396	$16.23
Exercised	(125)	$17.75
Forfeited/expired	(15)	$17.72

Outstanding, January 31, 2015	256	$15.40	1.79	$3,358

Exercisable, January 31, 2015	246	$15.11	1.72	$3,300

Additional information pertaining to stock options:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Total fair value of stock options vested	$—	$40	$334	$917
Total intrinsic value of stock options exercised	$145	$2,805	$1,516	$5,174

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

Restricted stock activity during the nine months ended January 31, 2015 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2014	1,880	$18.95
Granted	439	$29.86
Vested	(580)	$19.01
Forfeited/expired	(49)	$21.44

Non-vested, January 31, 2015	1,690	$21.69

As of January 31, 2015, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $4.3 million and $3.0 million, respectively.

As of January 31, 2015, there was $24.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. During the three and nine months ended January 31, 2015, 3,379 shares and 129,462 shares of restricted stock totaling $0.1 million and $3.9 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2014, 2,308 shares and 103,707 shares of restricted stock totaling $0.1 million and $2.1 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during the three and nine months ended January 31, 2015 and 2014. Effective January 1, 2015, the Company is once again offering the ESPP plan to its employees, with the purchase of shares expected to take place in the first quarter of fiscal 2016. As of January 31, 2015, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During the three and nine months ended January 31, 2015, the Company issued 15,091 shares and 124,720 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.3 million and $2.2 million, respectively. During the three and nine months ended January 31, 2014, the Company issued 255,732 shares and 570,855 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $3.6 million and $7.4 million, respectively.

No shares were repurchased during the three and nine months ended January 31, 2015 and 2014, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

5. Marketable Securities

As of January 31, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$133,655	$—	$133,655
Corporate bonds	—	15,214	15,214

Total	133,655	15,214	148,869
Less: current portion of marketable securities	(13,077)	(15,214)	(28,291)

Non-current marketable securities	$120,578	$—	$120,578

As of April 30, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$116,207	$—	$116,207
Corporate bonds	—	18,352	18,352

Total	116,207	18,352	134,559
Less: current portion of marketable securities	(4,510)	(5,056)	(9,566)

Non-current marketable securities	$111,697	$13,296	$124,993

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $127.8 million and $117.6 million as of January 31, 2015 and April 30, 2014, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During the three months ended January 31, 2015, the fair value of investments decreased; therefore, the Company recognized a loss of $0.2 million, which was recorded in other (loss) income, net. For the nine months ended January 31, 2015, the fair value of the investments increased; therefore, the Company recognized income of $4.3 million, which was recorded in other (loss) income, net. During the three and nine months ended January 31, 2014, the fair value of the investments increased; therefore, the Company recognized income of $1.2 million and $7.6 million, respectively, which was recorded in other (loss) income, net.

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of January 31, 2015 and April 30, 2014, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	January 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$15,198	$17	$(1)	$15,214

	April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$18,325	$31	$(4)	$18,352

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2015 and April 30, 2014, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. As of January 31, 2015, available-for-sale marketable securities have remaining maturities ranging from a month to a year. During the three and nine months ended January 31, 2015, the Company received $1.0 million and $3.0 million, respectively, in proceeds from maturities of available-for-sale marketable securities. During the nine months ended January 31, 2014, the Company received $33.3 million in proceeds from sales/maturities of available-for-sale marketable securities. During the three months ended January 31, 2014 there were no sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2015 and April 30, 2014, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of January 31, 2015 and April 30, 2014, the Company’s marketable securities classified as trading were $133.7 million (gross unrealized gains of $4.8 million and gross unrealized losses of $0.3 million) and $116.2 million (gross unrealized gains of $9.2 million and $0.7 million of gross unrealized losses), respectively.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
	(in thousands)
Amortization of actuarial loss	$763	$780	$2,288	$2,339
Interest cost	747	675	2,242	2,027

Net periodic benefit costs	$1,510	$1,455	$4,530	$4,366

The Company purchased COLI contracts insuring employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $169.9 million and $167.2 million is offset by outstanding policy loans of $69.6 million and $72.9 million in the accompanying consolidated balance sheets as of January 31, 2015 and April 30, 2014, respectively. The CSV value of the underlying COLI investments increased by $3.0 million and $8.5 million during the three and nine months ended January 31, 2015, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. The CSV value of the underlying COLI investments increased by $1.8 million and $6.4 million during the three and nine months ended January 31, 2014, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company made contributions to the ECAP during the three and nine months ended January 31, 2015 of $0.5 million and $19.1 million, respectively. The Company made contributions to the ECAP during the three and nine months ended January 31, 2014 of $0.4 million and $17.1 million, respectively. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Participants generally vest in Company contributions over a four year period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended January 31, 2015, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $0.4 million. During the nine months ended January 31, 2015, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $2.3 million. During the three and nine months ended January 31, 2014, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.1 million and $6.1 million, respectively. Offsetting these changes in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), therefore, the Company recognized an increase in other (loss) income of $0.2 million during the three months ended January 31, 2015 (see Note 5 — Marketable Securities). During the nine months ended January 31, 2015, there was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), therefore, the Company recognized a decrease in other (loss) income of $4.3 million (see Note 5 — Marketable Securities). During the three and nine months ended January 31, 2014, there was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), therefore, the Company recognized a decrease in other (loss) income of $1.2 million and $7.6 million during the three and nine months ended January 31, 2014, respectively (see Note 5 — Marketable Securities).

7. Restructuring Charges, Net

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions, as well as other cost saving initiatives. This resulted in restructuring charges, net of $9.5 million against operations in the nine months ended January 31, 2015, of which $9.2 million relates to severance and $0.3 million, relates to consolidation/abandonment of premises. During the three months ended January 31, 2015, the Company recorded a reduction in restructuring charges of $0.4 million due to a change in estimate, of which $0.3 million relates to severance and $0.1 million relates to consolidation/abandonment of premises.

Changes in the restructuring liability during the three months ended January 31, 2015 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2014	$2,445	$1,740	$4,185
Recoveries	(347)	(71)	(418)
Reductions for cash payments	(1,288)	(465)	(1,753)
Exchange rate fluctuations	(170)	(73)	(243)

Liability as of January 31, 2015	$640	$1,131	$1,771

Changes in the restructuring liability during the nine months ended January 31, 2015 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2014	$—	$2,813	$2,813
Restructuring charges, net	9,224	244	9,468
Reductions for cash payments	(8,123)	(1,809)	(9,932)
Exchange rate fluctuations	(461)	(117)	(578)

Liability as of January 31, 2015	$640	$1,131	$1,771

As of January 31, 2015 and April 30, 2014, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.4 million and $0.7 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next three years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

The restructuring liability by segment is summarized below:

	January 31, 2015
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$182	$—	$182
Europe, Middle East and Africa (“EMEA”)	335	327	662

Total Executive Recruitment	517	327	844
LTC	67	540	607
Futurestep	52	264	316
Corporate	4	—	4

Liability as of January 31, 2015	$640	$1,131	$1,771

	April 30, 2014
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$—	$193	$193
EMEA	—	379	379

Total Executive Recruitment	—	572	572
LTC	—	1,587	1,587
Futurestep	—	654	654

Liability as of April 30, 2014	$—	$2,813	$2,813

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

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), to the extent that such charges occur, excludes restructuring charges, integration and acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$78,026	$36,816	$20,924	$7,713	$143,479	$64,313	$41,753	$—	$249,545
Total revenue	$81,521	$37,868	$21,874	$7,724	$148,987	$66,048	$43,836	$—	$258,871
Net income									$22,939
Other loss, net									1,478
Interest income, net									(288)
Equity in earnings of unconsolidated subsidiaries, net									(778)
Income tax provision									9,576

Operating income (loss)	$22,673	$5,073	$4,096	$1,741	$33,583	$8,577	$5,760	$(14,993)	32,927
Depreciation and amortization	867	431	216	79	1,593	3,317	469	1,435	6,814
Other (loss) income, net	(225)	24	25	41	(135)	(156)	4	(1,191)	(1,478)
Equity in earnings of unconsolidated subsidiaries, net	103	—	—	—	103	—	—	675	778

EBITDA	23,418	5,528	4,337	1,861	35,144	11,738	6,233	(14,074)	39,041
Restructuring recoveries, net	—	—	—	(148)	(148)	—	(270)	—	(418)
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$23,418	$5,528	$4,337	$1,713	$34,996	$11,738	$5,963	$(13,629)	$39,068

	Three Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$77,208	$39,144	$20,213	$7,477	$144,042	$62,217	$35,925	$—	$242,184
Total revenue	$80,926	$40,381	$20,820	$7,560	$149,687	$64,282	$36,968	$—	$250,937
Net income									$21,304
Other income, net									(1,132)
Interest expense, net									873
Equity in earnings of unconsolidated subsidiaries, net									(470)
Income tax provision									6,727

Operating income (loss)	$19,919	$6,649	$3,922	$1,132	$31,622	$5,651	$3,925	$(13,896)	$27,302
Depreciation and amortization	849	452	267	52	1,620	3,272	437	1,004	6,333
Other income, net	81	121	52	—	254	92	28	758	1,132
Equity in earnings of unconsolidated subsidiaries, net	36	—	—	—	36	—	—	434	470

EBITDA	20,885	7,222	4,241	1,184	33,532	9,015	4,390	(11,700)	35,237

Adjusted EBITDA	$20,885	$7,222	$4,241	$1,184	$33,532	$9,015	$4,390	$(11,700)	$35,237

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

	Nine Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$243,055	$113,788	$61,615	$22,366	$440,824	$194,269	$121,342	$—	$756,435
Total revenue	$253,855	$117,351	$63,959	$22,416	$457,581	$199,945	$126,387	$—	$783,913
Net income									$62,875
Other income, net									(3,061)
Interest expense, net									1,426
Equity in earnings of unconsolidated subsidiaries, net									(1,696)
Income tax provision									26,392

Operating income (loss)	$60,788	$13,337	$10,042	$3,513	$87,680	$19,799	$14,367	$(35,910)	85,936
Depreciation and amortization	2,662	1,366	771	249	5,048	9,848	1,374	4,093	20,363
Other income (loss), net	98	69	283	87	537	(111)	27	2,608	3,061
Equity in earnings of unconsolidated subsidiaries, net	281	—	—	—	281	—	—	1,415	1,696

EBITDA	63,829	14,772	11,096	3,849	93,546	29,536	15,768	(27,794)	111,056
Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$64,980	$18,759	$11,113	$4,078	$98,930	$32,294	$16,922	$(27,177)	$120,969

	Nine Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,538	$107,742	$63,063	$23,346	$420,689	$188,357	$99,543	$—	$708,589
Total revenue	$237,771	$111,078	$65,087	$23,522	$437,458	$194,566	$102,737	$—	$734,761
Net income									$51,480
Other income, net									(7,751)
Interest expense, net									2,102
Equity in earnings of unconsolidated subsidiaries, net									(1,492)
Income tax provision									22,789

Operating income (loss)	$51,773	$18,469	$12,894	$4,893	$88,029	$16,992	$9,009	$(46,902)	$67,128
Depreciation and amortization	2,732	1,339	1,102	225	5,398	9,330	1,285	2,844	18,857
Other income, net	529	403	144	10	1,086	145	576	5,944	7,751
Equity in earnings of unconsolidated subsidiaries, net	258	—	—	—	258	—	—	1,234	1,492

EBITDA	55,292	20,211	14,140	5,128	94,771	26,467	10,870	(36,880)	95,228
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$56,108	$20,671	$14,200	$5,128	$96,107	$27,616	$12,004	$(31,923)	$103,804

9. Long-Term Debt

As of January 31, 2015 and April 30, 2014, the Company had no borrowings under its long-term debt arrangements. At January 31, 2015 and April 30, 2014, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company had a total of $1.3 million and $1.5 million of standby letters of credits with other financial institutions as of January 31, 2015 and April 30, 2014, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2015

10. Subsequent Events

On February 12, 2015, the Company entered into a definitive agreement to acquire Pivot Leadership, a global provider of innovative, customized and scalable executive development programs, for $15.0 million in cash, subject to certain adjustments and up to $6.5 million in additional contingent consideration for the achievement of certain revenue targets, payable if at all, in four installments in fiscal 2016 to 2019. The acquisition closed effective March 1, 2015.

On March 4, 2015, the Board of Directors of the Company declared the first quarterly cash dividend under its recently adopted dividend policy. The dividend of $0.10 per share will be paid on April 9, 2015 to holders of the Company’s common stock of record at the close of business on March 25, 2015. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

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

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for the remainder of fiscal 2015 centers upon enhancing the integration of our multi-service strategy. We plan to continue to address areas of increasing client demand including LTC and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in the nine months ended January 31, 2015, of which $9.2 million relates to severance and $0.3 million related to consolidation/abandonment of premises. During the three months ended January 31, 2015, the Company recorded a reduction in restructuring charges of $0.4 million due to a change in estimate, of which $0.3 million relates to severance and $0.1 million relates to consolidation/abandonment of premises. During the nine months ended January 31, 2014, we continued to implement the restructuring plan that was introduced in fiscal 2013 that focused on realizing the planned synergies associated with prior year acquisitions and recorded $3.7 million of restructuring charges, net, of which $2.9 million was for facility costs in order to integrate PDI Ninth House (“PDI”) by consolidating and eliminating redundant office space around the world and severance costs of $0.8 million to consolidate certain overhead functions.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 8 – Business Segments, in the Notes to our Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), to the extent that such charges occur, excludes restructuring charges, integration and acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP, nor is necessarily comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Fee revenue increased $7.3 million, or 3%, in the three months ended January 31, 2015 to $249.5 million compared to $242.2 million in the three months ended January 31, 2014, with increases in fee revenue in Futurestep and LTC, offset by a decrease in fee revenue in Executive Recruitment. During the three months ended January 31, 2015, we recorded operating income of $32.9 million with Executive Recruitment, LTC, and Futurestep segments contributing $33.6 million, $8.6 million, and $5.8 million, respectively, offset by corporate expenses of $15.1 million. Net income during the three months ended January 31, 2015 and 2014 was $23.0 million and $21.3 million, respectively. Adjusted EBITDA was $39.1 million during the three months ended January 31, 2015, with Executive Recruitment, LTC, and Futurestep segments contributing $35.1 million, $11.7 million, and $6.0 million, respectively, offset by corporate expenses of $13.7 million during the three months ended January 31, 2015. Adjusted EBITDA increased $3.9 million during the three months ended January 31, 2015, from Adjusted EBITDA of $35.2 million during the three months ended January 31, 2014.

Our cash, cash equivalents and marketable securities decreased $15.0 million, or 3%, to $453.3 million at January 31, 2015 compared to $468.3 million at April 30, 2014, mainly due to bonuses earned in fiscal 2014 and paid during the first quarter of fiscal 2015, partially offset by cash provided by operating activities. As of January 31, 2015, we held marketable securities to settle obligations under the ECAP with a cost value of $129.2 million and a fair value of $133.7 million. Our vested and unvested obligations for which these assets were held in trust totaled $127.8 million as of January 31, 2015. Our working capital increased by $41.0 million to $316.0 million in the three months ended January 31, 2015. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements and dividend payments under our dividend policy, in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at January 31, 2015 or April 30, 2014. As of January 31, 2015 and April 30, 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $1.3 million and $1.5 million of standby letters of credits with other financial institutions as of January 31, 2015 and April 30, 2014, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2015	2014	2015	2014
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.7	3.6	3.6	3.7

Total revenue	103.7	103.6	103.6	103.7
Compensation and benefits	66.1	67.0	67.2	67.2
General and administrative expenses	14.7	15.4	13.8	15.9
Reimbursed expenses	3.7	3.6	3.6	3.7
Cost of services	3.5	3.7	3.7	4.2
Depreciation and amortization	2.7	2.6	2.7	2.7
Restructuring charges (recoveries), net	(0.2)	—	1.2	0.5

Operating income	13.2	11.3	11.4	9.5

Net income	9.2%	8.8%	8.3%	7.3%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2015		2014		2015		2014
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$78,026	31.3%	$77,208	31.9%	$243,055	32.1%	$226,538	32.0%
EMEA	36,816	14.7	39,144	16.2	113,788	15.0	107,742	15.2
Asia Pacific	20,924	8.4	20,213	8.3	61,615	8.2	63,063	8.9
South America.	7,713	3.1	7,477	3.1	22,366	3.0	23,346	3.3

Total executive recruitment	143,479	57.5	144,042	59.5	440,824	58.3	420,689	59.4
LTC	64,313	25.8	62,217	25.7	194,269	25.7	188,357	26.6
Futurestep	41,753	16.7	35,925	14.8	121,342	16.0	99,543	14.0

Total fee revenue	249,545	100.0%	242,184	100.0%	756,435	100.0%	708,589	100.0%

Reimbursed out-of-pocket engagement expenses	9,326		8,753		27,478		26,172

Total revenue	$258,871		$250,937		$783,913		$734,761

	Three Months Ended January 31,				Nine Months Ended January 31,
	2015		2014		2015		2014
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating Income
Executive recruitment:
North America	$22,673	29.1%	$19,919	25.8%	$60,788	25.0%	$51,773	22.9%
EMEA	5,073	13.8	6,649	17.0	13,337	11.7	18,469	17.1
Asia Pacific	4,096	19.6	3,922	19.4	10,042	16.3	12,894	20.4
South America.	1,741	22.6	1,132	15.1	3,513	15.7	4,893	21.0

Total executive recruitment	33,583	23.4	31,622	22.0	87,680	19.9	88,029	20.9
LTC	8,577	13.3	5,651	9.1	19,799	10.2	16,992	9.0
Futurestep	5,760	13.8	3,925	10.9	14,367	11.8	9,009	9.1
Corporate	(14,993)	—	(13,896)	—	(35,910)	—	(46,902)	—

Total operating income	$32,927	13.2%	$27,302	11.3%	$85,936	11.4%	$67,128	9.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$78,026	$36,816	$20,924	$7,713	$143,479	$64,313	$41,753	$—	$249,545
Total revenue	$81,521	$37,868	$21,874	$7,724	$148,987	$66,048	$43,836	$—	$258,871
Net income									$22,939
Other loss, net									1,478
Interest income, net									(288)
Equity in earnings of unconsolidated subsidiaries, net									(778)
Income tax provision									9,576

Operating income (loss)	$22,673	$5,073	$4,096	$1,741	$33,583	$8,577	$5,760	$(14,993)	32,927
Depreciation and amortization	867	431	216	79	1,593	3,317	469	1,435	6,814
Other (loss) income, net	(225)	24	25	41	(135)	(156)	4	(1,191)	(1,478)
Equity in earnings of unconsolidated subsidiaries, net	103	—	—	—	103	—	—	675	778

EBITDA	23,418	5,528	4,337	1,861	35,144	11,738	6,233	(14,074)	39,041
Restructuring recoveries, net	—	—	—	(148)	(148)	—	(270)	—	(418)
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$23,418	$5,528	$4,337	$1,713	$34,996	$11,738	$5,963	$(13,629)	$39,068

Adjusted EBITDA margin	30.0%	15.0%	20.7%	22.2%	24.4%	18.3%	14.3%		15.7%

	Three Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$77,208	$39,144	$20,213	$7,477	$144,042	$62,217	$35,925	$—	$242,184
Total revenue	$80,926	$40,381	$20,820	$7,560	$149,687	$64,282	$36,968	$—	$250,937
Net income									$21,304
Other income, net									(1,132)
Interest expense, net									873
Equity in earnings of unconsolidated subsidiaries, net									(470)
Income tax provision									6,727

Operating income (loss)	$19,919	$6,649	$3,922	$1,132	$31,622	$5,651	$3,925	$(13,896)	27,302
Depreciation and amortization	849	452	267	52	1,620	3,272	437	1,004	6,333
Other income, net	81	121	52	—	254	92	28	758	1,132
Equity in earnings of unconsolidated subsidiaries, net	36	—	—	—	36	—	—	434	470

EBITDA	20,885	7,222	4,241	1,184	33,532	9,015	4,390	(11,700)	35,237

Adjusted EBITDA	$20,885	$7,222	$4,241	$1,184	$33,532	$9,015	$4,390	$(11,700)	$35,237

Adjusted EBITDA margin	27.1%	18.4%	21.0%	15.8%	23.3%	14.5%	12.2%		14.5%

	Nine Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$243,055	$113,788	$61,615	$22,366	$440,824	$194,269	$121,342	$—	$756,435
Total revenue	$253,855	$117,351	$63,959	$22,416	$457,581	$199,945	$126,387	$—	$783,913
Net income									$62,875
Other income, net									(3,061)
Interest expense, net									1,426
Equity in earnings of unconsolidated subsidiaries, net									(1,696)
Income tax provision									26,392

Operating income (loss)	$60,788	$13,337	$10,042	$3,513	$87,680	$19,799	$14,367	$(35,910)	85,936
Depreciation and amortization	2,662	1,366	771	249	5,048	9,848	1,374	4,093	20,363
Other income (loss), net	98	69	283	87	537	(111)	27	2,608	3,061
Equity in earnings of unconsolidated subsidiaries, net	281	—	—	—	281	—	—	1,415	1,696

EBITDA	63,829	14,772	11,096	3,849	93,546	29,536	15,768	(27,794)	111,056
Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$64,980	$18,759	$11,113	$4,078	$98,930	$32,294	$16,922	$(27,177)	$120,969

Adjusted EBITDA margin	26.7%	16.5%	18.0%	18.2%	22.4%	16.6%	13.9%		16.0%

	Nine Months Ended January 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$226,538	$107,742	$63,063	$23,346	$420,689	$188,357	$99,543	$—	$708,589
Total revenue	$237,771	$111,078	$65,087	$23,522	$437,458	$194,566	$102,737	$—	$734,761
Net income									$51,480
Other income, net									(7,751)
Interest expense, net									2,102
Equity in earnings of unconsolidated subsidiaries, net									(1,492)
Income tax provision									22,789

Operating income (loss)	$51,773	$18,469	$12,894	$4,893	$88,029	$16,992	$9,009	$(46,902)	67,128
Depreciation and amortization	2,732	1,339	1,102	225	5,398	9,330	1,285	2,844	18,857
Other income, net	529	403	144	10	1,086	145	576	5,944	7,751
Equity in earnings of unconsolidated subsidiaries, net	258	—	—	—	258	—	—	1,234	1,492

EBITDA	55,292	20,211	14,140	5,128	94,771	26,467	10,870	(36,880)	95,228
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$56,108	$20,671	$14,200	$5,128	$96,107	$27,616	$12,004	$(31,923)	$103,804

Adjusted EBITDA margin	24.8%	19.2%	22.5%	22.0%	22.8%	14.7%	12.1%		14.6%

Three Months Ended January 31, 2015 Compared to Three Months Ended January 31, 2014

Fee Revenue

Fee Revenue. Fee revenue went up by $7.3 million, or 3%, to $249.5 million in the three months ended January 31, 2015 compared to $242.2 million in the year-ago quarter. This increase was attributable to higher fee revenue in Futurestep and LTC, partially offset by a slight decline in Executive Recruitment. Exchange rates unfavorably impacted fee revenue by $9.1 million, or 4%, in the three months ended January 31, 2015.

Executive Recruitment. Executive Recruitment reported fee revenue of $143.4 million, a decrease of $0.6 million in the three months ended January 31, 2015 compared to $144.0 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue declined in the EMEA region, partially offset by increases in fee revenue in North America, Asia Pacific and South America regions in the three months ended January 31, 2015 as compared to the year-ago quarter. The decline in Executive Recruitment fee revenue was mainly due to a 2% decrease in the weighted-average fees billed per engagement (unfavorably impacted by exchange rates), offset by a 1% increase in the number of engagements billed in the three months ended January 31, 2015 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $5.7 million, or 4%, in the three months ended January 31, 2015.

North America reported fee revenue of $78.0 million, an increase of $0.8 million, or 1%, in the three months ended January 31, 2015 compared to $77.2 million in the year-ago quarter. The higher fee revenue in North America is driven by a 1% increase in the number of engagements billed in the three months ended January 31, 2015 as compared to the year-ago quarter. In addition, North America experienced an increase in fee revenue in the industrial and life sciences/healthcare sectors, partially offset by a decline in the technology and education/non-profit sectors as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.6 million, or 1%, in the three months ended January 31, 2015.

EMEA reported fee revenue of $36.8 million, a decrease of $2.3 million, or 6%, in the three months ended January 31, 2015 compared to $39.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.3 million, or 8%, in the three months ended January 31, 2015. EMEA’s decline in fee revenue was primarily driven by a 4% decrease in the weighted-average fees billed per engagement (unfavorably impacted by exchange rates) and a 2% decline in the number of engagements billed in the three months ended January 31, 2015 as compared to the year-ago quarter. The performance in existing offices in the United Kingdom and Germany were the primary contributors to the decline in fee revenue in the three months ended January 31, 2015 compared to the year-ago quarter, offset by an increase in fee revenue in France, Sweden, and Switzerland. In terms of business sectors, consumer goods, technology, and life sciences/healthcare experienced the largest decreases in fee revenue in the three months ended January 31, 2015 as compared to the year-ago quarter, partially offset by growth in the industrial sector.

Asia Pacific reported fee revenue of $20.9 million, an increase of $0.7 million, or 3%, in the three months ended January 31, 2015 compared to $20.2 million in the year-ago quarter. The change in fee revenue was mainly due to a 7% increase in the number of engagements billed, offset by a 3% decrease in the weighted-average fees billed per engagement in the current quarter compared to the year-ago quarter. The performance in China and Hong Kong were the primary contributors to the increase in fee revenue in the current quarter compared to the year-ago quarter, offset by a decline in fee revenue in Singapore and Japan. The largest growth in fee revenue was experienced in the financial services and consumer goods sectors in the current quarter as compared to the year-ago quarter, partially offset by decreases in the technology and life sciences/healthcare sectors. Exchange rates unfavorably impacted fee revenue by $0.9 million, or 4%, in the three months ended January 31, 2015.

South America reported fee revenue of $7.7 million, an increase of $0.2 million, or 3%, in the three months ended January 31, 2015 compared to $7.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue for South America by $0.9 million, or 12%, in the three months ended January 31, 2015. Fee revenue went up due to a 3% increase in the number of engagements billed in the three months ended January 31, 2015 compared to the year-ago quarter. The performance in Brazil was the primary contributor to the increase in fee revenue in the three months ended January 31, 2015 compared to the year-ago quarter. Industrial was the main sector contributing to the increase in fee revenue in the three months ended January 31, 2015 compared to the year-ago quarter, partially offset by a decrease in fee revenue in the technology sector.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $64.4 million, an increase of $2.1 million, or 3%, in the three months ended January 31, 2015 compared to $62.3 million in the year-ago quarter. The higher fee revenue is due to an increase in product revenue of $1.7 million, or 11%, in the three months ended January 31, 2015 compared to the year-ago quarter and an increase in consulting fee revenue of $0.4 million during the same period. Exchange rates unfavorably impacted fee revenue by $1.5 million, or 2%, in the three months ended January 31, 2015.

Futurestep. Futurestep reported fee revenue of $41.7 million, an increase of $5.8 million, or 16%, in the three months ended January 31, 2015 compared to $35.9 million in the year-ago quarter. Futurestep’s growth in fee revenue was due to a 24% increase in the weighted-average fees billed per engagement, offset by a 6% decrease in the number of engagements billed in the three months ended January 31, 2015 compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.9 million, or 5%, in the three months ended January 31, 2015.

Compensation and Benefits

Compensation and benefits expense increased $2.5 million, or 2%, to $164.7 million in the three months ended January 31, 2015 from $162.2 million in the year-ago quarter. This increase was due in large part to higher salaries and related payroll taxes of $1.7 million and increases of $1.3 million and $0.9 million in performance related bonus expense and outside contractors. Salaries and related payroll taxes were higher due to an increase in average headcount for Executive Recruitment and Futurestep in the three months ended January 31, 2015 compared to the year-ago quarter. The increase in performance related bonus expense was due to increases in fee revenue and profitability due to the continued adoption of our strategy, including referrals between lines of business. Offsetting the higher compensation and benefits expense was an increase in the cash surrender value of the company owned life insurance of $1.2 million in the three months ended January 31, 2015 compared to the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $5.9 million, or 4%, during the three months ended January 31, 2015.

Executive Recruitment compensation and benefits expense decreased $2.0 million, or 2%, to $91.5 million in the three months ended January 31, 2015 compared to $93.5 million in the year-ago quarter. This decrease was primarily attributable to a decrease in performance related bonus expense of $2.4 million as a result of lower fee revenues. Executive Recruitment compensation and benefits expense as a percentage of fee revenue decreased to 64% in the three months ended January 31, 2015 from 65% in the three months ended January 31, 2014.

Leadership & Talent Consulting compensation and benefits expense increased $0.9 million, or 2%, to $38.2 million in the three months ended January 31, 2015 from $37.3 million in the year-ago quarter. The increase was primarily driven by higher performance related bonus expense of $2.5 million. The higher performance related bonus expense was primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during the three months ended January 31, 2015 compared to the year-ago quarter. The higher performance related bonus expense was partially offset by a decline in salaries and related payroll taxes of $1.4 million due to lower average headcount. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue decreased to 59% in the three months ended January 31, 2015 from 60% in the three months ended January 31, 2014.

Futurestep compensation and benefits expense increased $3.7 million, or 15%, to $28.7 million in the three months ended January 31, 2015 from $25.0 million in the year-ago quarter. The higher compensation and benefits expense was driven by an increase of $1.3 million in performance related bonus expense due to higher level of fee revenue, profitability, and referrals between lines of business. The rest of the change was due to higher salaries and related payroll taxes of $0.9 million and an increase of $0.9 million in outside contractor expense. The higher salaries and related payroll taxes was due to an 8% increase in the average headcount. The increase in headcount and the use of outside contractors are associated with the increase in staffing to accommodate the growth in fee revenue. Futurestep compensation and benefits expense as a percentage of fee revenue declined to 69% in the three months ended January 31, 2015 from 70% in the three months ended January 31, 2014.

Corporate compensation and benefits expense declined by $0.1 million, or 2%, to $6.3 million in the three months ended January 31, 2015 from $6.4 million in the year-ago quarter mainly due a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) of $1.2 million, offset by increases in salaries and payroll related taxes of $0.6 million and stock based compensation expense of $0.4 million. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses decreased $0.4 million, or 1%, to $36.8 million in the three months ended January 31, 2015 compared to $37.2 million in the year-ago quarter. The decline is mainly attributable to a decrease in marketing and business development expense of $1.0 million due to our ongoing cost control initiatives. Also impacting the decline is lower premise and office costs of $1.0 million, offset by an increase in other professional fees of $1.3 million and $0.4 million in acquisition costs during the three months ended January 31, 2015 compared to the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $1.4 million, or 4%, during the three months ended January 31, 2015. General and administrative expenses as a percentage of fee revenue was 15% in both the three months ended January 31, 2015 and 2014.

Executive Recruitment general and administrative expenses decreased $0.7 million, or 4%, to $16.7 million in the three months ended January 31, 2015 from $17.4 million in the year-ago quarter. General and administrative expenses declined due to a decrease in premise and office costs of $1.1 million, offset by higher legal and professional fees of $0.6 million. The reduction in premise and office costs was due to the savings obtained from restructuring facilities in prior quarters. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in both the three months ended January 31, 2015 and 2014.

Leadership & Talent Consulting general and administrative expenses decreased $0.4 million, or 5%, to $8.3 million in the three months ended January 31, 2015 compared to $8.7 million in the year-ago quarter. The decrease is attributable to lower marketing and business development expenses of $0.4 million in the three months ended January 31, 2015 compared to the three months ended January 31, 2014. The lower marketing and business development expenses is due to our ongoing cost control initiatives. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 13% in the three months ended January 31, 2015 compared to 14% in the year-ago quarter.

Futurestep general and administrative expenses decreased $0.1 million, or 2%, to $4.5 million in the three months ended January 31, 2015 compared to $4.6 million in the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in the three months ended January 31, 2015 compared to 13% in the year-ago quarter.

Corporate general and administrative expenses increased by $0.8 million, or 12%, to $7.3 million in the three months ended January 31, 2015 from $6.5 million in the year-ago quarter. The increase in corporate general and administrative expenses was driven by higher professional fees of $1.1 million, primarily to drive our strategic initiatives, and $0.4 million in acquisition costs offset by a $0.8 million reduction in legal fees.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense decreased $0.4 million, or 4%, to $8.7 million in the three months ended January 31, 2015 compared to $9.1 million in the year-ago quarter. The decrease was due to an increased focus on utilization of internal resources versus outside contractors in our LTC business. Cost of services expense as a percentage of fee revenue was 3% in the three months ended January 31, 2015 compared to 4% in the year-ago quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $6.8 million in the three months ended January 31, 2015 compared to $6.4 million in the year-ago quarter. The increase relates primarily to technology investments that were made in the prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges (Recoveries), Net

During the three months ended January 31, 2015, we recorded a reduction in our restructuring accrual as a result of a change in our original estimates. As a result, we recorded $0.4 million of recoveries in three months ended January 31, 2015, of which $0.3 million relates to severance and $0.1 million relates to facilities. There were no restructuring charges (recoveries), net during the three months ended January 31, 2014.

Operating Income

Operating income increased $5.6 million to $32.9 million in the three months ended January 31, 2015 as compared to $27.3 million in the year-ago quarter. This increase in operating income resulted from a $7.3 million increase in fee revenue and decreases of $0.4 million in both general and administrative expenses and cost of services, partially offset by higher compensation and benefits expense of $2.5 million during the three months ended January 31, 2015 as compared to the year-ago quarter.

Executive Recruitment operating income increased $2.0 million to $33.6 million in the three months ended January 31, 2015 as compared to $31.6 million in the year-ago quarter. The increase in Executive Recruitment operating income is primarily attributable to decreases of $2.0 million in compensation and benefits expense and $0.7 million in general and administrative expenses, partially offset by a reduction in fee revenue of $0.6 million. Executive Recruitment operating income as a percentage of fee revenue was 23% in the three months ended January 31, 2015 as compared to 22% in the three months ended January 31, 2014.

LTC operating income increased $2.9 million to $8.6 million in the three months ended January 31, 2015 as compared to $5.7 million in the year-ago quarter. The increase in LTC operating income was primarily due to higher fee revenues of $2.1 million and a decrease of $1.2 million in cost of services expense during the three months ended January 31, 2015 as compared to the year-ago quarter. LTC operating income as a percentage of fee revenue was 13% in the three months ended January 31, 2015 compared to 9% in the three months ended January 31, 2014.

Futurestep operating income increased by $1.9 million to $5.8 million in the three months ended January 31, 2015 from $3.9 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to higher fee revenue of $5.8 million, offset by increases of $3.7 million in compensation and benefits expense and $0.5 million in cost of services expense during the three months ended January 31, 2015 as compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 14% in the three months ended January 31, 2015 as compared to 11% in the three months ended January 31, 2014.

Adjusted EBITDA

Adjusted EBITDA increased $3.9 million to $39.1 million in the three months ended January 31, 2015 as compared to $35.2 million in the year-ago quarter. This increase was driven by higher fee revenue of $7.3 million, combined with decreases of $0.8 million and $0.4 million in general and administrative expenses (excluding acquisition costs) and cost of services, respectively. Offsetting these increases in Adjusted EBITDA was $2.5 million more in compensation and benefits expense and a decline in other income of $2.6 million. Adjusted EBITDA as a percentage of fee revenue was 16% in the three months ended January 31, 2015 as compared to 15% in the three months ended January 31, 2014.

Executive Recruitment Adjusted EBITDA was $35.1 million and $33.6 million in the three months ended January 31, 2015 and 2014, respectively. Adjusted EBITDA was $1.5 million higher during the three months ended January 31, 2015 as compared to the year-ago quarter due to a decline in compensation and benefits expense of $2.0 million and a $0.7 million decrease in general and administrative expenses, offset by a $0.6 million in lower fee revenue. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 24% in the three months ended January 31, 2015 as compared to 23% in the year-ago quarter.

LTC Adjusted EBITDA increased by $2.8 million to $11.7 million in the three months ended January 31, 2015 as compared to $8.9 million in the year-ago quarter. This increase was primarily due to higher fee revenues of $2.1 million ($1.7 million of which comes from product sales) and a decrease in cost of services and general and administrative expenses of $1.2 million and $0.4 million, respectively, offset by an increase of $0.9 million in compensation and benefits expense. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors and an increase in product sales. LTC Adjusted EBITDA as a percentage of fee revenue was 18% in the three months ended January 31, 2015 as compared to 14% in the year-ago quarter due in large part to the mix in fee revenue with product revenue (which has higher margins) making up a larger part of our fee revenue in the three months ended January 31, 2015 compared to the three months ended January 31, 2014.

Futurestep Adjusted EBITDA increased by $1.6 million to $6.0 million in the three months ended January 31, 2015 as compared to $4.4 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $5.8 million, offset by higher compensation and benefits expense of $3.7 million and $0.5 million more in cost of services expense during the three months ended January 31, 2015 as compared to the year-ago quarter. Futurestep Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended January 31, 2015 as compared to 12% in the year-ago quarter.

Other (Loss) Income, Net

Other loss, net changed by $2.6 million, to a loss of $1.5 million in the three months ended January 31, 2015 as compared to income of $1.1 million in the year-ago quarter. The change in other loss, net is due to a decrease in the fair value of our marketable securities during the three months ended January 31, 2015 as compared to an increase in the fair value of our marketable securities in the three months ended January 31, 2014.

Interest Income (Expense), Net

Interest income (expense), net primarily relates to interest earned on cash and cash equivalent balances and marketable securities, which is partially offset by borrowings under our COLI policies. Interest income (expense), net increased by $1.2 million, to income of $0.3 million in the three months ended January 31, 2015 as compared to an interest expense of $0.9 million in the year-ago quarter. The increase was due to higher dividend income from marketable securities in the three months ended January 31, 2015 as compared to the year-ago quarter.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.8 million in the three months ended January 31, 2015 as compared to $0.5 million in the year-ago quarter.

Income Tax Provision

The provision for income taxes was $9.5 million in the three months ended January 31, 2015 compared to $6.7 million in the year-ago quarter. The provision for income taxes in the three months ended January 31, 2015 and 2014 reflects a 30% and 24% effective tax rate, respectively. The effective tax rate for the year-ago quarter included a tax benefit from the conclusion of the IRS examination of the Company’s U.S. federal income tax returns for the tax years ended April 30, 2010 and 2011, with no such benefit in the current quarter.

Nine Months Ended January 31, 2015 Compared to Nine Months Ended January 31, 2014

Fee Revenue

Fee Revenue. Fee revenue increased $47.8 million, or 7%, to $756.4 million in the nine months ended January 31, 2015 compared to $708.6 million in the nine months ended January 31, 2014. Exchange rates unfavorably impacted fee revenue by $8.2 million, or 1%, in the nine months ended January 31, 2015.

Executive Recruitment. Executive Recruitment reported fee revenue of $440.8 million, an increase of $20.1 million, or 5%, in the nine months ended January 31, 2015 compared to $420.7 million in the nine months ended January 31, 2014. As detailed below, Executive Recruitment fee revenue was higher in North America and EMEA regions, partially offset by decreases in fee revenue in Asia Pacific and South America regions in the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014. The higher fee revenue in Executive Recruitment was mainly due to a 4% increase in the number of Executive Recruitment engagements billed during in the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014. Exchange rates unfavorably impacted fee revenue by $5.4 million, or 1%, in the nine months ended January 31, 2015.

North America reported fee revenue of $243.0 million, an increase of $16.5 million, or 7%, in the nine months ended January 31, 2015 compared to $226.5 million in the nine months ended January 31, 2014. North America’s fee revenue was higher primarily due to a 4% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement during the nine months ended January 31, 2015 as compared to the nine months ended January 31,

2014. The overall increase in fee revenue was driven by growth in the industrial, consumer goods, and life sciences/healthcare sectors as compared to the nine months ended January 31, 2014, partially offset by a decline in the technology and education/non-profit sectors. Exchange rates unfavorably impacted fee revenue by $1.4 million, or 1%, in the nine months ended January 31, 2015.

EMEA reported fee revenue of $113.8 million, an increase of $6.1 million, or 6%, in the nine months ended January 31, 2015 compared to $107.7 million in the nine months ended January 31, 2014. The higher fee revenue was primarily driven by an 8% increase in the number of engagements billed, offset by a 2% decrease in weighted-average fees billed per engagement in the nine months ended January 31, 2015 as compared to the year-ago period. The performance in existing offices in the Sweden, France, United Kingdom, Switzerland, Spain and Italy were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, offset by a decrease in fee revenue in Germany and Belgium. In terms of business sectors, industrial and financial services experienced the largest growth in fee revenue in the nine months ended January 31, 2015 as compared to the year-ago period, partially offset by a decrease in the technology sector. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 1%, in the nine months ended January 31, 2015.

Asia Pacific reported fee revenue of $61.6 million, a decrease of $1.5 million, or 2%, in the nine months ended January 31, 2015 compared to $63.1 million in the nine months ended January 31, 2014. The decline in fee revenue was mainly due to a 7% decrease in weighted-average fees billed per engagement, partially offset by a 5% increase in the number of engagements billed in the nine months ended January 31, 2015 compared to the year-ago period. The performance in Singapore and Japan were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, offset by an increase in fee revenue in Hong Kong, China, and India. Life sciences/healthcare and consumer were the main sectors contributing to the decrease in fee revenue in the nine months ended January 31, 2015 as compared to the year-ago period, partially offset by an increase in fee revenue in the financial services and industrial sectors. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 2%, in the nine months ended January 31, 2015.

South America reported fee revenue of $22.4 million, a decrease of $1.0 million, or 4%, in the nine months ended January 31, 2015 compared to $23.4 million in the nine months ended January 31, 2014. Exchange rates unfavorably impacted fee revenue for South America by $1.8 million, or 8%, in the nine months ended January 31, 2015. The decline in fee revenue was mainly due to a 3% decrease in weighted-average fees billed per engagement in the nine months ended January 31, 2015 compared to the year-ago period. The performance in Brazil was the primary contributor to lower fee revenue in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014, partially offset by growth in Chile. Technology, consumer goods, and life sciences/healthcare were the main sectors contributing to the decline in fee revenue in the nine months ended January 31, 2015 compared to the year-ago period, partially offset by an increase in fee revenue in the industrial and financial services sectors during the same period.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $194.3 million, an increase of $5.9 million, or 3%, in the nine months ended January 31, 2015 compared to $188.4 million in the nine months ended January 31, 2014. Fee revenue increased due to an increase in product revenue of $3.0 million, or 7%, in the nine months ended January 31, 2015 compared to the year-ago period, and an increase in consulting fee revenue of $2.9 million, or 2%, compared to the nine months ended January 31, 2014. Exchange rates unfavorably impacted fee revenue by $1.3 million, or 1%, in the nine months ended January 31, 2015.

Futurestep. Futurestep reported fee revenue of $121.3 million, an increase of $21.8 million, or 22%, in the nine months ended January 31, 2015 compared to $99.5 million in the nine months ended January 31, 2014. The increase in Futurestep’s fee revenue was due to a 17% increase in the weighted-average fees billed per engagement and a 5% increase in the number of engagements billed in the nine months ended January 31, 2015 compared to the year-ago period. The increase in the weighted-average fees billed was driven by a 29% increase in fee revenue from recruitment process outsourcing and a 24% increase in professional recruitment. Exchange rates unfavorably impacted fee revenue by $1.5 million, or 2%, in the nine months ended January 31, 2015.

Compensation and Benefits

Compensation and benefits expense increased $32.2 million, or 7%, to $508.5 million in the nine months ended January 31, 2015 from $476.3 million in the year-ago period. This increase was due in large part to higher performance related bonus expense of $17.8 million and an increase of $13.6 million, $3.4 million and $1.8 million in salaries and related payroll taxes, outside contractors and employee insurance cost, respectively. These increases in compensation and benefits expense were partially offset by management separation charges of $4.5 million recorded during the nine months ended January 31, 2014 with no such charge in the nine months ended January 31, 2015. The increase in performance related bonus expense was due to an increase in fee revenue and profitability due to the continued adoption of our strategy, including referrals between lines of business. The higher level of salaries and related payroll expense, employee and insurance costs, were due to an increase in average headcount for Executive Recruitment and Futurestep reflecting our continued growth-related investments back into the business. Exchange rates favorably impacted compensation and benefits expenses by $5.7 million, or 1%, during the nine months ended January 31, 2015.

Executive Recruitment compensation and benefits expense went up by $13.7 million, or 5%, to $289.2 million in the nine months ended January 31, 2015 compared to $275.5 million in the nine months ended January 31, 2014. This increase was primarily due to an increase of $10.7 million in salaries and related payroll taxes, $0.8 million in vacation expense and higher employee insurance cost of $0.7 million, all due to a 10% increase in the average headcount. In addition, performance related bonus expense was higher by $2.8 million due to the continued adoption of our strategy as discussed above, resulting in higher revenue and profitability. These changes were offset by a decrease in the fair value of vested amounts owed under certain deferred compensation plans during the nine months ended January 31, 2015 compared to the year-ago period. Executive Recruitment compensation and benefits expense as a percentage of fee revenue was 66% in the nine months ended January 31, 2015 compared to 65% in the nine months ended January 31, 2014.

Leadership & Talent Consulting compensation and benefits expense increased $6.9 million, or 6%, to $116.5 million in the nine months ended January 31, 2015 from $109.6 million in the nine months ended January 31, 2014. The change was driven by higher performance related bonus expense of $6.9 million primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 60% in the nine months ended January 31, 2015 from 58% in the nine months ended January 31, 2014.

Futurestep compensation and benefits expense increased $14.6 million, or 21%, to $83.4 million in the nine months ended January 31, 2015 from $68.8 million in the nine months ended January 31, 2014. The increase was primarily driven by an increase of $7.4 million in performance related bonus expense due to higher level of fee revenue, profitability, and referrals between lines of business. The rest of the change is due to higher salaries and related payroll taxes of $3.7 million, $2.5 million in outside contractors and an increase in employee insurance cost of $0.7 million. The increase in salaries and related payroll taxes and employee insurance cost was due to a 13% increase in the average headcount and the increase in the use of outside contractors was primarily associated with the increase in staffing to accommodate the increase in fee revenue from our RPO business. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both the nine months ended January 31, 2015 and 2014.

Corporate compensation and benefits expense decreased $3.0 million, or 13%, to $19.4 million in the nine months ended January 31, 2015 from $22.4 million in the nine months ended January 31, 2014 mainly due to management separation charges of $4.5 million recorded during the nine months ended January 31, 2014 with no such charge in the nine months ended January 31, 2015, offset with higher salaries and related payroll taxes of $1.5 million and $1.1 million more in stock based compensation. Also contributing to a decrease in compensation and benefits expense was a change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $8.5 million and $6.4 million in the nine months ended January 31, 2015 and 2014, respectively. The increase in CSV of COLI was due to an increase in investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements)

General and Administrative Expenses

General and administrative expenses decreased $8.6 million, or 7%, to $104.3 million in the nine months ended January 31, 2015 compared to $112.9 million in the nine months ended January 31, 2014. General and administrative expenses as a percentage of fee revenue was 14% in the nine months ended January 31, 2015 compared to 16% in the nine months ended January 31, 2014. The decrease is attributable to a $10.0 million decline in legal fees primarily due to a $6.2 million insurance reimbursement for legal fees incurred in prior periods. This decrease in general and administrative expenses was partially offset by an increase in our foreign currency losses of $2.1 million in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. Exchange rates favorably impacted general and administrative expenses by $1.7 million, or 2% during the nine months ended January 31, 2015.

Executive Recruitment general and administrative expenses increased $2.7 million, or 5%, to $53.1 million in the nine months ended January 31, 2015 from $50.4 million in the nine months ended January 31, 2014. General and administrative expenses increased due to lower foreign exchange gains recognized of $1.8 million during the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. The remaining change was due to higher other general and administrative expense of $1.4 million, offset by a decline of $0.6 million in premise and office costs. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in both the nine months ended January 31, 2015 and 2014. Exchange rates favorably impacted general and administrative expenses by $1.0 million, or 2% during the nine months ended January 31, 2015.

Leadership & Talent Consulting general and administrative expenses declined by $1.2 million, or 5%, to $25.4 million in the nine months ended January 31, 2015 from $26.6 million in the nine months ended January 31, 2014. The decrease is attributable to lower marketing and business development expenses and other general and administrative expenses of $1.2 million and $1.1 million, respectively, offset by an increase in foreign exchange loss of $1.3 million in the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. The decrease in marketing and business development expense is due to higher than normal costs in the nine months ended January 31, 2014 related to the integration of the PDI and Global Novation acquisitions into the LTC business. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 13% in the nine months ended January 31, 2015 compared to 14% in the nine months ended January 31, 2014.

Futurestep general and administrative expenses decreased $0.8 million, or 6%, to $13.5 million in the nine months ended January 31, 2015 compared to $14.3 million in the nine months ended January 31, 2014. The lower general and administrative expenses were due to $0.7 million less in marketing and business development expense resulting from our ongoing cost control initiatives during the nine months ended January 31, 2015 compared to the year-ago period. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in the nine months ended January 31, 2015 compared to 14% in the nine months ended January 31, 2014.

Corporate general and administrative expenses decreased $9.3 million, or 43%, to $12.3 million in the nine months ended January 31, 2015 compared to $21.6 million in the nine months ended January 31, 2014. The decrease in general and administrative expenses was driven by $10.9 million in lower legal fees, primarily related to a $6.2 million insurance reimbursements for legal fees incurred in prior periods and a decline in other legal fees during the nine months ended January 31, 2015 compared to the nine months ended January 31, 2014. The rest of the change was due to lower business development expenses of $1.1 million resulting from our ongoing cost control initiatives, offset by a $2.4 million increase in professional fees, primarily to drive our strategic initiatives.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense decreased $1.9 million, or 6%, to $27.8 million in the nine months ended January 31, 2015 compared to $29.7 million in the nine months ended January 31, 2014. The decrease was driven by a focus on utilization of internal resources versus outside contractors in our LTC business. Cost of services expense as a percentage of fee revenue was 4% in both the nine months ended January 31, 2015 and 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $20.4 million, an increase of $1.5 million in the nine months ended January 31, 2015 compared to $18.9 million in the nine months ended January 31, 2014. The increase relates primarily to technology investments that were made in the prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During the nine months ended January 31, 2015, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in the nine months ended January 31, 2015, of which $9.2 million relates to severance and $0.3 million relates to consolidation/abandonment of premises. During the nine months ended January 31, 2014, as part of the integration of PDI, we recorded $3.7 million of restructuring charges, net, of which $2.9 million related to consolidation of premises and $0.8 million related to severance.

Operating Income

Operating income increased $18.8 million to $85.9 million in the nine months ended January 31, 2015 as compared to $67.1 million in the nine months ended January 31, 2014. This increase in operating income resulted from an increase of $47.8 million in fee revenue, a decrease of $8.6 million and $1.9 million in general and administrative expenses and cost of services expense, respectively. These changes were offset by higher compensation and benefits expense of $32.2 million, restructuring charges, net of $5.8 million, and $1.5 million in depreciation and amortization expenses during the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014.

Executive Recruitment operating income decreased $0.3 million to $87.7 million in the nine months ended January 31, 2015 as compared to $88.0 million in the nine months ended January 31, 2014. The decrease in Executive Recruitment operating income was driven by an increase in fee revenue of $20.1 million offset by increases in compensation and benefits expense of $13.7 million, general and administrative expenses of $2.7 million and restructuring charges, net of $4.1 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business (an increase in the average headcount of 154 positions), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. Executive Recruitment operating income as a percentage of fee revenue was 20% in the nine months ended January 31, 2015 compared to 21% in the nine months ended January 31, 2014.

LTC operating income increased $2.8 million to $19.8 million in the nine months ended January 31, 2015 as compared to $17.0 million in the nine months ended January 31, 2014. The increase in LTC operating income was primarily due to a $5.9 million increase in fee revenue, a decline of $4.5 million in cost of services expense, and a decrease of $1.2 million in general and administrative expenses, offset by higher compensation and benefit expense of $6.9 million and an increase of $1.6 million in restructuring charges, net. LTC operating income as a percentage of fee revenue was 10% in the nine months ended January 31, 2015 compared to 9% in the nine months ended January 31, 2014.

Futurestep operating income increased by $5.4 million to $14.4 million in the nine months ended January 31, 2015 from $9.0 million in the nine months ended January 31, 2014. The increase in Futurestep operating income was primarily due to $21.8 million in higher fee revenue and a decline in general and administrative expenses of $0.8 million, partially offset by an increase of $14.6 million in compensation and benefits expense and $2.4 million in cost of services expense during the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014. Futurestep operating income as a percentage of fee revenue was 12% in the nine months ended January 31, 2015 as compared to 9% in the nine months ended January 31, 2014.

Adjusted EBITDA

Adjusted EBITDA increased $17.2 million to $121.0 million in the nine months ended January 31, 2015 as compared to $103.8 million in the nine months ended January 31, 2014. This increase was driven by higher fee revenue of $47.8 million, decreases of $8.6 million and $1.9 million in general and administrative expenses (excluding integration/acquisition costs) and cost of services expense, respectively. Offsetting these changes in Adjusted EBITDA was higher compensation and benefits expense (excluding certain separation costs) of $36.7 million and a decrease in other income, net of $4.6 million during the nine months ended January 31, 2015 over the comparable period a year ago. Adjusted EBITDA as a percentage of fee revenue was 16% in the nine months ended January 31, 2015 as compared to 15% in the nine months ended January 31, 2014.

Executive Recruitment Adjusted EBITDA was $99.0 million and $96.1 million in the nine months ended January 31, 2015 and 2014, respectively. Adjusted EBITDA increased $2.9 million during the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014 due to higher fee revenue of $20.1 million, offset by an increase of $13.7 million in compensation and benefits expense and general and administrative expenses of $2.7 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business, as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued

adoption of our strategy. The increase in general and administrative expenses was partially due to increased levels of business activity as well as other increases such as foreign exchange loss. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 22% in the nine months ended January 31, 2015 as compared to 23% in the nine months ended January 31, 2014.

LTC Adjusted EBITDA increased by $4.7 million to $32.3 million in the nine months ended January 31, 2015 as compared to $27.6 million in the nine months ended January 31, 2014. This increase was due to higher fee revenue of $5.9 million, a decline in cost of services and general administrative expenses of $4.5 million and $1.2 million, respectively, offset by an increase in compensation and benefit expense of $6.9 million. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors as evidenced by the 400 basis points increase in our staff utilization to a rate of 70% during the nine months ended January 31, 2015. The decrease in general and administrative expenses related to lower marketing and business development expenses in the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014, as the year-ago period included higher than normal costs related to the integration of the PDI and Global Novations acquisitions into the LTC business. The increase in compensation and benefit expenses was due to an increase in performance related bonus expense resulting from higher fee revenue and the continued adoption of the Company’s integrated go to market strategy across all three of our lines of businesses. LTC Adjusted EBITDA as a percentage of fee revenue was 17% in the nine months ended January 31, 2015 as compared to 15% in the nine months ended January 31, 2014.

Futurestep Adjusted EBITDA increased by $4.8 million to $16.9 million in the nine months ended January 31, 2015 as compared to $12.1 million in the nine months ended January 31, 2014. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $21.8 million, offset by an increase of $14.6 million in compensation and benefits expense and $2.4 million in cost of services expense during the nine months ended January 31, 2015 as compared to the nine months ended January 31, 2014. Futurestep Adjusted EBITDA as a percentage of fee revenue was 14% in the nine months ended January 31, 2015 as compared to 12% in the nine months ended January 31, 2014.

Other Income, Net

Other income, net decreased by $4.6 million, to $3.1 million in the nine months ended January 31, 2015 as compared to $7.7 million in the nine months ended January 31, 2014. The decrease in other income, net is due to a smaller increase in the fair value of our marketable securities during the nine months ended January 31, 2015 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances and marketable securities. Interest expense, net was $1.4 million in the nine months ended January 31, 2015 as compared to $2.1 million in the nine months ended January 31, 2014.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $1.7 million in the nine months ended January 31, 2015 as compared to $1.5 million in the nine months ended January 31, 2014.

Income Tax Provision

The provision for income taxes was $26.4 million in the nine months ended January 31, 2015 compared to $22.7 million in the nine months ended January 31, 2014. The provision for income taxes in the nine months ended January 31, 2015 and 2014 reflects a 30% and 31% effective tax rate, respectively.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation by utilizing capital for investment in the Company’s consultants and intellectual property, as well as the strategic acquisition of businesses perceived to be both accretive and in the best interests of the Company – acquisitions that produce a return superior to the Company’s cost of capital.

In addition, on December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividends of $0.10 per share. On March 4, 2015, the Company declared its first ever quarterly dividend under this policy of $0.10 per share, payable on April 9, 2015 to stockholders of record on March 25, 2015. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $453.3 million and $468.3 million as of January 31, 2015 and April 30, 2014, respectively, which includes $133.7 million and $116.2 million held in trust for settlement of our obligations under certain deferred compensation plans. As of January 31, 2015 and April 30, 2014, we held $160.7 million and $193.3 million, respectively of cash and cash equivalents in foreign locations, substantially all of which is readily convertible into other foreign currencies. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded for these distributions because no additional taxes would arise in connection with distributions from the foreign locations in the distribution plan. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the other securities are available for general corporate purposes.

As of January 31, 2015 and April 30, 2014, our marketable securities of $148.9 million and $134.6 million, respectively, included $133.7 million (gross unrealized gains of $4.8 million and gross unrealized losses of $0.3 million) and $116.2 million (gross unrealized gains of $9.2 million and gross unrealized losses of $0.7 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $120.6 million and $111.7 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $127.8 million and $117.6 million as of January 31, 2015 and April 30, 2014, respectively. As of January 31, 2015 and April 30, 2014, we had marketable securities classified as available-for-sale with a balance of $15.2 million and $18.4 million, respectively.

The net increase in our working capital of $41.0 million as of January 31, 2015 compared to April 30, 2014 is primarily attributable to a decrease in compensation and benefits payable and increases in accounts receivable and marketable securities, offset by a decline in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to the payment of annual bonuses earned in fiscal 2014 and paid during the first quarter of 2015. Accounts receivable increased due to a rise in the days of sales outstanding which grew from 57 days to 74 days

(which is consistent with historical experience) from April 30, 2014 to January 31, 2015. The increase in marketable securities was due to a rise in the current portion of marketable securities due to the expectation that these investments will be sold in the next twelve months to pay for deferred compensation benefits that come due and an increase in the current portion of our corporate bonds that will mature within a year that we account for as available for sale securities. Cash provided by operating activities was $18.1 million in nine months ended January 31, 2015, a decrease of $15.0 million from $33.1 million in the nine months ended January 31, 2014. The decrease in cash provided by operating activities is primarily because fiscal 2014 bonus paid in the nine months ended January 31, 2015 were higher than fiscal 2013 bonuses paid during the nine months ended January 31, 2014, offset by the increase in cash provided by operations due to an increase in profitability. The Company paid bonuses related to fiscal 2014 of $139.0 million in cash during the nine months ended January 31, 2015 compared to $113.5 million paid in the nine months ended January 31, 2014. The Company expects to pay the remaining bonuses related to fiscal 2014 of $1.5 million in cash during the remainder of fiscal 2015.

Cash used in investing activities was $17.5 million in the nine months ended January 31, 2015, an increase of $8.2 million from cash used in investing activities of $9.3 million in the nine months ended January 31, 2014. The cash used in investing activities was higher primarily due to an increase of $29.8 million in the net purchase and sales/maturities of marketable securities, offset by the contingent consideration payment of $15.0 million made to the selling stockholders of PDI in the nine months ended January 31, 2014 and death benefits proceeds from life insurance policies of $8.1 million received in the nine months ended January 31, 2015.

Cash used by financing activities was $3.6 million during the nine months ended January 31, 2015 compared to cash provided by financing activities of $6.1 million during the nine months ended January 31, 2014. Cash used in financing activities increased primarily due to lower cash proceeds from the exercise of employee stock options of $4.6 million and $3.3 million paid on life insurance policy loans in the nine months ended January 31, 2015. The rest of the change is due to an increase of $1.8 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock. As of January 31, 2015, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased Company Owned Life Insurance (“COLI”) policies or contracts insuring certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2015 and April 30, 2014, we held contracts with gross CSV of $169.9 million and $167.2 million, respectively. During the nine months ended January 31, 2015 and 2014, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $69.6 million and $72.9 million as of January 31, 2015 and April 30, 2014, respectively. At January 31, 2015 and April 30, 2014, the net cash value of these policies was $100.3 million and $94.3 million, respectively.

Long-Term Debt

Our senior unsecured revolving Credit Agreement provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to lender consent, and a $15.0 million sub-limit for letters of credit (the “Credit Agreement”). The Credit Agreement matures on January 18, 2018. Borrowings under the Credit Agreement bear interest, at our election, at the London Interbank Offered Rate (“LIBOR”) plus the applicable margin or the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, or (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s unused commitments based on the Company’s funded debt to adjusted EBITDA ratio. The financial covenants include a maximum consolidated funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of January 31, 2015, we complied with the financial covenants. In addition, there is a domestic liquidity requirement that we maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and shares repurchases of our common stock. We are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any shares repurchased and any consideration paid with respect to acquisitions during such fiscal year.

As of January 31, 2015 and April 30, 2014, we had no borrowings under our long-term debt arrangements. At January 31, 2015 and April 30, 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $1.3 million and $1.5 million of standby letters of credits with other financial institutions as of January 31, 2015 and April 30, 2014, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

With the exception of the restructuring charges, net of $9.5 million recorded in the nine months ended January 31, 2015, we had no other material changes in contractual obligations as of January 31, 2015, as compared to those disclosed in our table of contractual obligations included in our Annual Report. Of the remaining restructuring liability of $1.8 million as of January 31, 2015, $0.7 million and $0.7 million of severance and facility costs, respectively, will be paid over the next 12 months and $0.4 million of facility costs will be paid over the next four years. (see Note 7 — Restructuring Charges, Net).

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

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of accumulated other comprehensive (loss) income on our consolidated balance sheets.

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $0.4 million in the nine months ended January 31, 2015 compared to foreign currency gains, on an after tax basis, of $1.1 million in the nine months ended January 31, 2014.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended January 31, 2015 would have been $2.2 million, $3.7 million and $5.2 million, respectively, based on outstanding balances at January 31, 2015.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which generally are short term and provide for variable market rates. As of January 31, 2015 and April 30, 2014, we had no outstanding borrowings under our Credit Agreement. We had $69.6 million and $72.9 million of borrowings against the CSV of COLI contracts as of January 31, 2015 and April 30, 2014, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate on the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

If we pay dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities, meet any large unanticipated liquidity requirements or fund our operations in the event of a significant business downturn. In addition, because a portion of cash available will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2015:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2014— November 30, 2014	—	$—	—	$24.4 million
December 1, 2014— December 31, 2014	1,092	$27.73	—	$150.0 million
January 1, 2015— January 31, 2015	2,287	$27.97	—	$150.0 million

Total	3,379	$27.73	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On December 8, 2014, the Board of Directors approved the increase in our stock repurchase program by $125.6 million to an aggregate of $150.0 million. Common stock may be repurchased from time to time in the open market or privately negotiated transactions at our discretion.

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

Date: March 11, 2015

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