Form 10-K
period 2015-04-30
KORN FERRY INTERNATIONAL
filed 2015-06-26
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No   ☒

The number of shares outstanding of our common stock as of June 19, 2015 was 50,626,827 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,437,981,608 based upon the closing market price of $27.93 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders scheduled to be held on September 24, 2015 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2015

PART I.

Item 1.	Business

About Korn Ferry

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a leading authority on leadership and talent. We opened our first office in Los Angeles in 1969 and currently operate in 78 offices in 37 countries. We have the ability to deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2015, we had 3,687 full-time employees, including 452 Executive Recruitment, 164 Leadership & Talent Consulting, and 78 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 79% of our assignments performed during fiscal 2015 on behalf of clients for whom we had conducted assignments in the previous three fiscal years.

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

We understand strategic transformation because we are doing it ourselves. Today, more than 40% of our business comes from outside our flagship Executive Recruitment solution.

About Our Solutions

At Korn Ferry, we design talent strategies, which allows us to build and attract talent:

•	When we design, we are crafting a unique talent strategy through our expertise in organizational design and change management that will help our clients navigate a successful course through even the most complex transformations.

Talent Strategy

We help clients align their talent processes and organizational capabilities to fully activate their business strategy.

•	When we build, we are delivering development solutions that help leaders, teams, individuals, and whole organizations to grow — while also helping to drive business results and deliver sustainable change.

Succession Management

We help clients understand their talent gaps by assessing and benchmarking current talent and future potential.

Leadership Development

We help clients close the gaps between what talent they have, and what talent they need.

•	When we attract, we bring a depth of expertise to the business of identifying, recruiting, and retaining the best board, C-suite, executive and professional-level talent.

Board, CEO, and Executive Recruitment	Onboarding

We integrate scientific research with practical experience and industry-specific expertise to identify and recruit board directors, CEOs, and senior-level executives across all sectors and functions.	We accelerate new executives’ time-to-contribution by providing practical guidance on cultural integration and stakeholder management, as well as collaborating to define 100-day plans.

Professional Recruitment	Employer Brand and Talent Communications

We help clients around the world identify and secure emerging leaders and specialized high impact talent.	We help clients create an employer value proposition as well as the messaging and tools that deliver a consistent brand experience across the employee lifecycle.

Recruitment Process Outsourcing

We provide flexible and scalable talent acquisition solutions that deliver business impact while simultaneously reducing cost and time to hire.

About Our Intellectual Property and Technology

Korn Ferry is increasingly a knowledge-based company with deep intellectual property and research that allow us to deliver meaningful outcomes for our clients. We understand what makes a great leader, the competencies they possess that distinguish them from others, as well as the potential shortcomings that can damage their careers as well as their organization’s performance. Today, our talent data includes 2.5 million assessments (heavily weighted by the very top executive levels), and profiles of 7.0 million candidates. This database provides the insight and intelligence for Korn Ferry’s team of social scientists to determine the true drivers of leadership and performance and how any individual or organization measures up.

Our vast library of proprietary tools and techniques has been developed through research by our scientists, statisticians and intellectual property (“IP”) development specialists. It underpins all of our services, giving us unique insight into how strategic talent decisions help contribute to competitive advantage and success. We continue to add more discipline and scientific research into the recruitment and talent management process, with emphasis shifting from candidate identification to candidate assessment, fit and attraction. Driving this focus is our enhanced technology, as the power of the Internet, databases and online talent communities make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, assessing and recruiting the most desirable candidates.

In the fiscal year ahead, we will continue to place a strong focus on our new talent intelligence engine — Korn Ferry’s Four Dimensions of Leadership & Talent, which harnesses all of our IP and provides organizations with robust diagnostics at both the individual and enterprise levels. We have identified four crucial areas that matter most for individual and organizational success. The analytics we collect enable us to help organizations accentuate strengths and identify areas to develop, as well as understand how they stack up against their competition:

•	Competencies — the skills and behaviors required for success that can be observed.

•	Experiences — assignments or roles that prepare a person for future opportunities.

•	Traits — inclinations, aptitudes and natural tendencies a person leans toward, including personality and intellectual capacity.

•	Drivers — values and interests that influence a person’s career path, motivation, and engagement.

Korn Ferry’s Four Dimensions of Leadership & Talent will serve as the assessment engine for the Company’s executive search and professional recruiting processes, leadership development and consulting, and recruitment process outsourcing engagements, as well as internal hiring and leadership development efforts.

About Our Business Segments

Korn Ferry solutions and intellectual property are delivered through the following business segments to empower organizations and leaders to reach their goals:

Executive Recruitment: Is managed by geographical regional leaders that focus on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational/not-for-profit industries. The relationships that we develop through this business allow us to add incremental value to our clients through the delivery of our many talent management solutions.

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

Leadership & Talent Consulting (“LTC”): Our LTC services are accelerating our transformation into a broad-based talent management firm. Our comprehensive blend of talent management offerings assists clients with their ongoing assessment, organizational design and leadership development efforts. Our LTC offerings have been expanded and enhanced through the acquisitions of Pivot Leadership, PDI Ninth House (“PDI”) and Global Novations, LLC (“Global Novations”). As discussed above, our services address three fundamental needs — Talent Strategy, Succession Management, and Leadership Development. Each of Korn Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools.

Professional Search and Recruitment Process Outsourcing: In 1998, we extended our market reach into recruitment for non-executive professionals with the introduction of our subsidiary, Futurestep. Futurestep draws from Korn Ferry’s four decades of industry experience to offer fully customized, flexible services to help organizations meet their talent and recruitment needs. Our portfolio of services includes Recruitment Process Outsourcing (“RPO”), Project Recruitment, Professional Search, Talent Consulting and Talent Communications.

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

Industry Trends

Despite a relatively healthy global economic environment, our clients are finding that growth is difficult to sustain. CEOs are increasingly demanding an agile workforce that can innovate and drive growth across borders. We believe Korn Ferry is uniquely positioned to help organizations align their strategy, talent, and culture to unlock growth.

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

Skills Gaps — There are not enough highly “skilled” people coming into the labor market to fill open jobs. Particularly at the senior management levels, the available talent pool is inadequate. New leaders must step into bigger, more complex, and more global roles faster — and with less experience — than their predecessors. Given this, learning agility — one’s ability to solve complex problems, easily adapt in a constantly changing world and drive change — is more important than ever. We believe employers will increasingly seek service providers who can help them find, develop and retain highly qualified, learning agile talent that secures a competitive advantage.

Human Capital Is One of the Top CEO Challenges — The people, the minds, the alliances and the culture that can create and then nurture innovative ideas — are seen as central to CEOs. In fact, according to the Conference Board, human capital — how best to develop, engage, manage and retain talent — is the single biggest challenge facing CEOs in 2015.

Emerging Markets Are Our Focus for New Growth – We are experiencing a global workforce imbalance as slower-growth countries are facing hiring slowdowns and emerging economies’ need for talent is increasing. If emerging markets in Asia, Eastern Europe and Africa are to continue their growth trajectory, they will need to solve human capital issues such as how to attract, engage and retain highly competent, innovative talent, as well as how to develop effective leaders to drive the business. As companies expand internationally, and different markets present more attractive business opportunities, they have to think about their workforce and talent in this way too. Clients are turning to firms that understand the global complexities impacting workforce planning today.

Talent Analytics — Companies are increasingly leveraging big data and predictive analytics to measure the influence of activities across all aspects of their business, including HR. They expect their service providers to deliver superior metrics and measures and better ways of communicating results. Korn Ferry’s go-to-market approach is increasingly focused on talent analytics. Leveraging a large set of data on talent accumulated over decades of research, we have cataloged the elements of talent and isolated the most potent facets. The result, Korn Ferry’s Four Dimensions of Leadership & Talent, is the talent intelligence engine that powers all our solutions and products.

Increased Outsourcing of Recruitment Functions — More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. Third-party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

•	Access to a diverse and highly qualified pool of candidates, which is refreshed on a regular basis;

•	Reduction or elimination of the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Ability to use the workflow methodologies we have developed over tens of thousands of assignments, which allows clients to fulfill positions on a streamlined basis;

•	Ability to quickly review millions of resumes and provide the right fit for the client;

•	Access to the most updated industry and geographic market information;

•	Access to cutting-edge search technology software; and

•	Ability to maintain management focus on core strategic business issues.

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

Our synergistic go-to-market strategy, utilizing all three of our service lines, is driving more integrated, scalable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that approximately 60% of our revenues come from clients that utilize multiple lines of business.

We are an increasingly diversified enterprise in the world of human capital services and products, an industry that represents an estimated $600 billion global market opportunity.

In an effort to better coordinate global recruiting and to gain operational efficiencies, we expect that multinational clients increasingly will turn to strategic partners who can manage their recruitment and talent management needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage multiple hires across geographical regions. We established our Strategic Accounts program to act as a catalyst for change as we transform our Company from individual operators to an integrated talent solutions provider, in an effort to drive major global and regional strategic account development as well as to provide a framework for all of our client development activities. Today, the program consists of global colleagues from every line of business and geography. We are cascading this methodology throughout every market, country and office.

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

Global organizations utilizing our Company’s validated assessment capability are realizing the power and benefits of Korn Ferry IP in their talent evaluation process. Our assessment capability, currently utilized by more than 70% of our Executive Recruitment clients, can improve executive retention and prospects of promotion.

Our IP orientation is further expanded by our acquisitions of Pivot Leadership, PDI Ninth House and Global Novations. These firms offer a variety of leadership development, coaching and assessment solutions for different organizational levels, as well as technology-driven talent management solutions.

Technology — Information technology is a critical element of all of our businesses. In fiscal 2015, we continued to invest in enhanced tools and knowledge management to gain a competitive advantage. We introduced a new technology platform to support delivery of Korn Ferry’s Four Dimensions of Leadership (“KF4D”), our newest and most robust assessment for Executive Recruitment, LTC and Futurestep. We enhanced KF Insight, an iOS mobile application that enables our consultants to have a 360-degree view of all activities across Korn Ferry at their clients, providing them the secure tools to enable more integrated, scalable client relationships, while connecting it to our new global customer relationship management platform. We continued to invest in our IT security team and enhanced our security infrastructure in an effort to protect the Company’s assets against today’s cyber-security threats.

The technology supporting LTC continued to evolve in fiscal 2015 through the integration of our intellectual property into our assessment and talent management services. Through the PDI acquisition, we acquired a sophisticated technology platform (PALMS) and a robust library of intellectual property. PALMS provides Korn Ferry with a client-facing technology platform to launch all assessment activities, a centralized database to track and analyze all assessment data and an e-learning platform to launch interactive, simulation based learning modules. In fiscal 2015, we integrated our scalable intellectual property content repository, allowing us to leverage our IP across all products and services, within LTC and across lines of business. This enables us to continue to integrate services provided across the entire LTC portfolio, as well as Executive Recruitment and Futurestep, and we have continued work on a unified talent analytics layer to support Korn Ferry’s strategy to address this key industry trend.

Information technology is a key driver of Futurestep’s growth in RPO, project recruitment and search. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates. In fiscal 2015, we continued the integration of advanced, Internet-based sourcing, assessment and selection technologies into the engagement workflow. We expanded the use of Foresight, our data aggregation warehouse for analytical reporting of Futurestep recruiting activities across internal systems and external clients’ applicant tracking systems.

We are committed to investing in technology across all lines of business — extending the Company’s brand through integration with social networks — and delivering our unique intellectual property through smart phones and tablets. In fiscal 2015, Forte, a mobile/desktop application for career development and transitions, was enhanced to be used in more client situations, not just for RPO, but as a value-added component of broader LTC service offerings. It enables users to build a customized, personal development plan drawing on the Korn Ferry assessment and development portfolio.

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

For example, we will leverage the work our Board & CEO Services practice performs at the top of our clients’ organizations to promote awareness of our various solutions at the highest levels. We believe these engagements will create “trickle-down” revenue opportunities across all of our lines of business and lead to the expansion of other high-level, consultative relationships within the board and CEO community.

We drive additional awareness and brand equity through a global marketing program that leverages Korn Ferry Institute-generated thought leadership (whitepapers, bylined articles, and our award-winning Briefings periodical), aggressive media relations, social media, a sophisticated demand generation platform and other vehicles that include sponsorships, speaking opportunities, advertising and events.

4. Advance Korn Ferry as a Premier Career Destination

As our business strategy evolves, so should our talent strategy in order to drive the growth we need and the culture we want, at a pace we can absorb. Our talent strategy is what allows us to build and attract the best talent for ourselves (and, by extension, for our clients) to achieve our business potential.

Our goal is to become the premier career destination for top talent through offering a client-focused culture, promotional/developmental opportunities and compensation that aligns employee behavior to corporate strategy.

We continue to support an in-depth and ongoing professional development program called The Edge for our consultants and client-facing practitioners to further train them on our strategy, our various solutions and a systematic approach for broadening the conversations, and subsequently, the relationships with our clients. Additional initiatives include aligning workforce and leadership competencies to our strategy, enhancing performance practices, developing succession slates across the Company, and evolving our rewards system.

5. Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

In addition to our heritage as a provider of executive recruitment, we also offer clients RPO, Project Recruitment, Professional Search, Talent Consulting and Talent Communications services through Futurestep, and Talent Strategy, Succession Management and Leadership Development services through LTC.

We will continue to internally develop and add new products and services that our clients demand while pursuing a disciplined acquisition strategy. We have developed a core competency in the identification, acquisition and integration of M&A targets that play a significant role in the attainment of our strategic objectives. As we look forward, we will continue building Korn Ferry as the leading authority on those talent management strategies that truly drive the execution of business strategies. Our disciplined approach to M&A will continue to play a vital role in this journey.

Our Services and Organization

Organization

The Company operates in three global business segments: Executive Recruitment, LTC, and Futurestep. Our executive recruitment business is managed on a geographic basis throughout our four regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and South America. LTC and Futurestep are managed on a global basis with operations in North America, Europe, Asia Pacific and South America.

We address the global recruitment and talent management needs of our clients at all levels of management by offering the following services:

Executive Recruitment Services

Overview — Our executive recruitment services are typically used to fill executive-level positions, such as board directors, CEOs, chief financial officers, chief operating officers, chief information officers and other senior executive officers. As part of being retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2015, we executed 8,480 executive recruitment assignments.

We utilize a standardized approach to placing talent that integrates research based IP with our practical experience. Providing a more complete view of the candidate than is otherwise possible, we believe our proprietary tools generate better results in attracting the right person for the position.

We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture. Initially, the search team invites the client to an online portal where they complete a series of exercises designed to capture the most relevant, critical requirements for the role. The input gathered in the client exercises is the lever that controls the Unique Client Profile, the benchmark against which all candidates are compared. Once the Unique Client Profile is finalized, a research team identifies, through the use of our proprietary databases and other information resources, companies in related industries facing similar issues and with operating characteristics similar to those of the client. In addition, the team consults with its established network of resources and searches our databases containing profiles of approximately five million executives to assist in identifying individuals with the right background, cultural fit and abilities. These resources are a critical element in assessing the marketplace.

An original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings. Candidates also complete Korn Ferry’s Four Dimensional Executive Assessment. Launched in fiscal 2015 and powered by Korn Ferry’s Four Dimensions of Leadership & Talent, this tool gives clients insights about each candidate’s competencies, personality traits, drivers, and past experiences that are aligned to the role. We conduct due diligence and background verification of the candidates throughout this process, at times with the assistance of an independent third party.

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

Percentage of Fiscal 2015 Assignments by Industry Specialization

Global Markets:
Industrial	29%
Life Sciences/Healthcare Provider	20%
Financial Services	17%
Consumer	17%
Technology	11%

Regional Specialties:
Education/Not-for-Profit	6%

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

Percentage of Fiscal 2015 Assignments by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	72%
Finance and Control	9%
Marketing and Sales	6%
Human Resources and Administration	5%
Manufacturing/Engineering/Research and Development/Technology	4%
Information Systems	4%

Regions

North America — We currently have 20 offices throughout the United States and Canada. In fiscal 2015, the region generated fee revenue of $330.6 million and opened 2,196 new engagements with an average of 207 consultants.

EMEA — We currently have 19 offices in 17 countries throughout the region. In fiscal 2015, the region generated fee revenue of $153.5 million and opened 1,533 new engagements with an average of 128 consultants.

Asia Pacific — We currently have 16 offices in 10 countries throughout the region. In fiscal 2015, the region generated fee revenue of $84.1 million and opened 984 new engagements with an average of 86 consultants.

South America — We currently operate a network of 7 offices in 7 countries covering the entire South American region. The region generated fee revenue of $29.2 million in fiscal 2015 and opened 452 new engagements with an average of 21 consultants.

Mexico — We currently serve our clients’ needs in two offices in Mexico through a subsidiary in which we hold a minority interest. Our share of the net earnings from our Mexico subsidiary was $1.8 million for the year ended April 30, 2015 and is included in equity in earnings of unconsolidated subsidiaries on the consolidated statement of income for the year ended April 30, 2015.

Client Base — Our 5,350 clients include many of the world’s largest and most prestigious public and private companies, and 56% of FORTUNE 500 companies were clients in fiscal 2015. In fiscal 2015, only three clients represented more than 1% of fee revenue, with those clients representing a combined 3.6% of fee revenue.

Competition — Other multinational executive recruitment firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors in executive search, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Leadership & Talent Consulting Services

Our strategic management assessment and executive coaching and development services are consolidated under the name Leadership & Talent Consulting to reflect the array of solutions we offer and to accommodate further growth. We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc., Lominger Consulting (“Lominger”) and LeaderSource in fiscal 2007, Lore International in fiscal 2009, SENSA Solutions in fiscal 2010, PDI and Global Novations in fiscal 2013 and Pivot Leadership in fiscal 2015. Our comprehensive blend of talent management offerings assists clients with the ongoing assessment and development of their senior executives and management teams and addresses three fundamental needs:

1.	Talent Strategy;

2.	Succession Management; and

3.	Leadership Development

While Korn Ferry’s Four Dimensions of Leadership & Talent has thus far been embedded into the recruitment process, our research shows the four dimensions are highly predictive of many other key talent variables: engagement, retention, productivity, leadership effectiveness, and leadership potential. Korn Ferry intends to embed this intelligence and methodology into all of LTC solutions — providing clients with a more intelligent, sophisticated and real-time understanding of their overall global workforce performance and potential, including talent strengths and gaps, areas to develop, and industry benchmarks.

Each of Korn Ferry’s solutions is delivered by an experienced team of leadership consultants, a global network of top executive coaches and the intellectual property of research-based, time-tested leadership assessment and developmental tools. As of April 30, 2015, we had LTC operations in 16 cities in North America, 10 in Europe, 12 in Asia Pacific, and 7 in Latin America.

Client Base — During fiscal 2015, LTC partnered with 2,363 clients across the globe, including 61% of the FORTUNE 500.

Competition — Our main competitors include firms like Development Dimensions International, Center for Creative Leadership, Right Management, Mercer, Egon Zehnder, Kenexa, Hay Group, YSC and SHL, a subsidiary of Corporate Executive Board. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of talent management. We believe the strong leadership brands that comprise LTC offer a robust, research-based leadership and talent management content.

Professional Search and Recruitment Process Outsourcing — Futurestep

Overview — Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, Project Recruitment, Professional Search, Talent Consulting and Talent Communications. Each Futurestep engagement leverages a global recruitment process and best-in-class technology to maximize and measure quality.

Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 19 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to aid speed, efficiency and quality service for clients worldwide.

Futurestep’s customizable end-to-end RPO solution combines our recruiting expertise with state-of-the-art technologies and sophisticated methodologies to help companies streamline recruitment processes, enhance candidate experience, and improve quality of hire.

Project Recruitment services offer a proven, outsourced approach for delivering the right talent in the right numbers and in the right location — within a specific timeframe.

In terms of Search, Futurestep’s brand association with Korn Ferry has helped us become regarded by today’s industry leaders as a trusted resource for securing emerging leaders and specialized talent on a professional level.

Talent Consulting services support clients with the wider aspects of the talent lifecycle including talent acquisition advisory, candidate assessment and selection and recruitment technology services.

Talent Communications services help clients create a compelling employer brand experience. We use the latest research techniques to identify each client’s unique Employer Value Proposition and then bring it to life across the full range of traditional and digital media.

Regions — We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2015, we had Futurestep operations in 12 cities in North America, 10 in Europe, 15 in Asia Pacific, and 2 in Latin America.

Client Base — During fiscal 2015, Futurestep partnered with 1,181 clients across the globe and 38% of Futurestep’s fiscal 2015 fee revenue was referred from Korn Ferry’s Executive Recruitment and LTC segments.

Competition — Futurestep primarily competes for business with other RPO providers such as Cielo Talent, Alexander Mann Solutions, Hays, Kenexa, Spherion, KellyOCG and The RightThing and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

Professional Staff and Employees

We have a wealth of talent at our disposal. Our Company brings together the best and brightest from a wide range of disciplines and professions — everything from academic research and technology development to executive recruiting, consulting, and business leadership. We are also a culturally diverse organization. Our people come from all over the world and speak a multitude of languages. For us, this diversity is a key source of strength. It means we have people who are able to challenge convention, offer unique perspectives, and generate innovative ideas. Equally important, it means we can think and act globally — just like our clients.

As of April 30, 2015, we had a total of 3,687 full-time employees. Of this, 1,562 were executive recruitment employees consisting of 452 consultants and 1,110 associates, researchers, administrative and support staff. LTC had 894 employees as of April 30, 2015, consisting of 164 consultants and 730 associates, researchers, administrative and support staff. Futurestep had 1,147 employees as of April 30, 2015, consisting of 78 consultants and 1,069 administrative and support staff. Corporate had 84 professionals at April 30, 2015. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2015. Financial information regarding our business segments for fiscal 2014 and 2013 and additional information for fiscal 2015 is contained in Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

	Fee Revenue	Operating Income (Loss)	Number of Offices as of April 30, 2015	Number of Consultants as of April 30, 2015
	(dollars in thousands)
Executive Recruitment:
North America	$330,634	$80,818	20	214
EMEA	153,465	18,867	19	129
Asia Pacific	84,148	14,631	16	87
South America	29,160	4,704	7	22

Total Executive Recruitment (1)	597,407	119,020	62	452
LTC (2)	267,018	28,175	7	164
Futurestep (3)	163,727	19,940	9	78
Corporate	—	(53,107)	—	—

Total	$1,028,152	$114,028	78	694

(1)	Executive Recruitment partially occupies 2 of Futurestep offices globally in 2 countries and 1 LTC office globally in 1 country.

(2)	Leadership & Talent Consulting partially occupies 38 of the executive recruitment offices globally in 23 countries.

(3)	Futurestep partially occupies 30 of the executive recruitment offices globally in 16 countries.

The following table provides information on fee revenues for each of the last three fiscal years attributable to the regions in which the Company operates:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Fee Revenue:
United States	$557,024	$507,280	$416,987
Canada	39,252	38,113	42,263
EMEA	248,865	232,329	192,242
Asia Pacific	145,625	145,452	124,720
South America	37,386	37,127	36,619

Total	$1,028,152	$960,301	$812,831

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

We compete for executive recruitment business with numerous executive recruitment firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. Traditional executive recruitment competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, one or more of our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive recruitment industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers and these providers may be facilitating a company’s ability to insource their recruiting capabilities. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive recruitment industry. The human resource consulting business has been traditionally fragmented and a number of large consulting firms, such as Accenture, Aon Hewitt and Towers Watson are building businesses in human resource management consulting to serve these needs. Increased competition, whether as a result of these professional and social networking website providers or traditional executive recruitment firms, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive recruitment and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In 2015, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 1% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 4% of our net revenues. This risk is heightened due to the general portability of a consultant’s business; consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Recruitment, LTC or Futurestep, or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing executive search, LTC or Futurestep consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing executive search consultant at another executive search or consulting firm. If we fail to limit departing consultants from moving business or recruiting our consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

Acquisitions, or our inability to effect acquisitions, may have an adverse effect on our business.

As part of our growth strategy, we have completed strategic acquisitions of businesses in the last several years, including our acquisitions of Pivot Leadership in fiscal 2015 and PDI and Global Novations in fiscal 2013. While we may pursue additional acquisitions in the future, our ability to consummate such acquisitions on satisfactory terms will depend on:

•	the extent to which acquisition opportunities become available;

•	our success in bidding for the opportunities that do become available;

•	negotiating terms that we believe are reasonable; and

•	regulatory approval, if required.

Our ability to make strategic acquisitions may also be conditioned on our ability to fund such acquisitions through the incurrence of debt or the issuance of equity. Our senior unsecured revolving credit agreement, as amended as of June 3, 2015, limits us from consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $125.0 million. The senior unsecured revolving credit agreement also limits the amount of consideration paid with respect to acquisitions to $100.0 million in any fiscal year, which amount is further limited by any shares repurchased and dividends paid to stockholders, as discussed above. If we are required to incur substantial indebtedness in connection with an acquisition, and the results of the acquisition are not favorable, the increased indebtedness could decrease the value of our equity. In addition, if we need to issue additional equity to consummate an acquisition, doing so would cause dilution to existing stockholders.

If we are unable to make strategic acquisitions, or the acquisitions we do make are not on terms favorable to us or not effected in a timely manner, it may impede the growth of our business, which could adversely impact our profitability and our stock price.

Our ability to integrate future acquisitions, if any, could negatively affect our business and profitability.

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business may subject us to a number of risks, including:

•	diversion of management attention;

•	amortization of intangible assets, adversely affecting our reported results of operations;

•	inability to retain and/or integrate the management, key personnel and other employees of the acquired business;

•	inability to properly integrate businesses resulting in operating inefficiencies;

•	inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;

•	inability to retain the acquired company’s clients;

•	exposure to legal claims for activities of the acquired business prior to acquisition; and

•	incurrence of additional expenses in connection with the integration process.

If our acquisitions are not successfully integrated, our business, financial condition and results of operations, as well as our professional reputation, could be materially adversely affected.

We are a cyclical Company whose performance is tied to local and global economic conditions.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, which negatively affects our financial condition and results of operations, as evidenced by our results of operations during the Great Recession of 2008 and 2009 that continued to impact our results of operations through fiscal 2010. We may also experience more competitive pricing pressure during periods of economic decline. While the economic activity in the regions and industries in which we operate has shown improvement, general market uncertainty continues to exist. If such uncertainty persists, if the national or global economy or credit market conditions in general deteriorate, or if the unemployment rate increases, such uncertainty or changes could put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients may experience reduced access to credit and lower revenues resulting in their inability to meet their payment obligations to us.

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

The expansion of social media platforms presents new risks and challenges that can cause damage to our brand and reputation.

The inappropriate and/or unauthorized use of certain media vehicles could cause damage to our brand or information leakage that could lead to legal implications, including improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking website could damage our reputation, brand image and goodwill.

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

We operate in 37 countries and during the year ended April 30, 2015, generated 46% of our fee revenue from operations outside of the United States. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

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

We may be limited in our ability to recruit candidates from our clients and we could lose those opportunities to our competition, which could harm our business.

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

We continuously evaluate our cost base in relation to projected near to mid-term demand for our services in an effort to align our cost structure with the current realities of our markets. If actual or projected fee revenues are negatively impacted by weakening customer demand, we may find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. There is, however, no guarantee that if we do take such measures that such measures will properly align our cost structure to our revenue level. Any failure to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

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

We are not obligated to pay dividends on our common stock. Our Board of Directors adopted a dividend policy on December 8, 2014, that reflects an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share of common stock. We paid our first dividend under this program on April 9, 2015. The declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including, earnings, capital requirements, financial conditions, and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “— Our ability to pay dividends will be restricted by agreements governing our debt, including our credit agreement, and by Delaware law.”

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

Our credit agreement restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Long-Term Debt” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we amend our credit agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our senior credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner or entirely our ability to pay dividends to you.

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

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our research and advisory services to sell a full range of services across the life cycle of a policy, program, project, or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus on developing new services, clients, practice areas and lines of business; open new offices; and do business in new geographic locations, those efforts could be unsuccessful and adversely affect our results of operations.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may be sufficiently great that the quality of our work, our operating margins, and our operating results suffer, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices and new geographic locations entail inherent risks associated with our inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, new or improved services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us. Finally, as our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located in Los Angeles, California. We lease all 78 of our Executive Recruitment, Leadership & Talent Consulting, and Futurestep offices located in North America, EMEA, Asia Pacific and South America. As of April 30, 2015, we leased an aggregate of approximately 853,906 square feet of office space. The leases generally are for terms of one to 11 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Gary D. Burnison	54	President and Chief Executive Officer
Robert P. Rozek	54	Executive Vice President and Chief Financial Officer
Matthew Reilly	46	Chief Executive Officer of Leadership & Talent Consulting
Byrne Mulrooney	54	Chief Executive Officer, Futurestep

Our executive officers serve at the discretion of our Board of Directors. There is no family relationship between any executive officer or director. The following information sets forth the business experience for at least the past five years for each of our executive officers.

Gary D. Burnison has been President and Chief Executive Officer since July 2007. He was Executive Vice President and Chief Financial Officer from March 2002 until June 30, 2007 and Chief Operating Officer from November 2003 until June 30, 2007. Prior to joining Korn Ferry, Mr. Burnison was Principal and Chief Financial Officer of Guidance Solutions, a privately held consulting firm, from 1999 to 2001. Prior to that, he served as an executive officer and a member of the board of directors of Jefferies and Company, Inc., the principal operating subsidiary of Jefferies Group, Inc. from 1995 to 1999. Earlier, Mr. Burnison was a partner at KPMG Peat Marwick.

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

Matthew Reilly was appointed Chief Executive Officer of Leadership & Talent Consulting in May 2015. He is responsible for driving the global growth of our Leadership & Talent Consulting services. Prior to joining Korn Ferry, he led numerous operating divisions for organizations such as Accenture, a multinational management consulting, technology services, and outsourcing firm, and held the Chief Executive role at the George Group, a global operations and strategy firm. Mr. Reilly served as Global Industry Managing Director: Auto, Industrial, Infrastructure, Travel & Transportation at Accenture from October 2014 until May 2015, and as Accenture’s Head of Management Consulting, North America from 2011 to October 2014. Prior to that, he held several positions at George Group, which was acquired by Accenture in September 2007, including Chief Executive and Global Managing Partner from 2008 to 2011, Managing Partner, North America and Latin America Business from 2005 to 2007 and Managing Partner, Operations Strategy Business from 2004 to 2005. Previously, he was a strategy consultant with A.T. Kearney from 2000 to 2004.

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

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY”. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2015
First Quarter	$32.78	$27.55
Second Quarter	$31.78	$24.13
Third Quarter	$29.85	$25.57
Fourth Quarter	$33.72	$27.89

Fiscal Year Ended April 30, 2014
First Quarter	$20.66	$15.73
Second Quarter	$24.05	$17.48
Third Quarter	$26.58	$22.21
Fourth Quarter	$30.75	$21.89

On June 19, 2015, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $35.14 per share and there were approximately 14,900 beneficial stockholders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2010 and the reinvestment of any dividends paid by any company in the peer group on the date the dividends were declared.

In fiscal 2011, we established a new peer group, which the Company continues to use today, comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 15 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International Inc. (RHI), The Corporate Executive Board Company (CEB), The Dun & Bradstreet Corporation (DNB), Towers Watson & Co. (TW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

*	$100 invested on 4/30/10 in stock or index, including reinvestment of dividends. Fiscal year ending April 30, 2015.

Copyright © 2015, S&P, a division of McGraw-Hill Financial. All rights reserved.

Dividends

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividends of $0.10 per share. On March 4, 2015, the Board of Directors of the Company declared its first ever quarterly cash dividend under this policy of $0.10 per share, which was paid on April 9, 2015 to stockholders of record on March 25, 2015. Except for such dividend, the Company did not declare any dividends during fiscal 2015 or fiscal 2014.

On June 10, 2015, in accordance with the dividend policy, the Board of Directors of the Company declared a cash dividend of $0.10 per share, payable on July 15, 2015 to stockholders of record on June 25, 2015. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Our senior unsecured revolving credit agreement, as amended as of June 3, 2015, limits us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $125.0 million. Subject to the foregoing, pursuant to our senior unsecured revolving credit agreement, we are permitted to pay up to $75.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions).

Stock Repurchase Program

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. As of April 30, 2015, no shares have been repurchased under this program. Our dividend policy as well as any decision to execute on our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior unsecured revolving credit agreement, as amended as of June 3, 2015, limits us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $125.0 million. Subject to the foregoing, pursuant to our senior unsecured revolving credit agreement, we are permitted to make up to $75.0 million in share repurchases and dividend payments, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions).

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2015:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2015 — February 28, 2015	6,036	$30.52	—	$150.0 million
March 1, 2015 — March 31, 2015	368	$31.09	—	$150.0 million
April 1, 2015 — April 30, 2015	—	$—	—	$150.0 million

Total	6,404	$30.55	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

(2)	On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2015, 2014 and 2013 and the selected balance sheet data as of April 30, 2015 and 2014 are derived from our consolidated financial statements, audited by Ernst & Young LLP, appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2013, 2012 and 2011 and the selected statement of income data set forth below for the fiscal years ended April 30, 2012 and 2011 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2015 (1)	2014	2013 (2)	2012	2011
	(in thousands, except per share data and other operating data)
Selected Statement of Income Data:
Fee revenue	$1,028,152	$960,301	$812,831	$790,505	$744,249
Reimbursed out-of-pocket engagement expenses	37,914	35,258	36,870	36,254	32,002

Total revenue	1,066,066	995,559	849,701	826,759	776,251
Compensation and benefits	691,450	646,889	555,346	534,186	507,405
General and administrative expenses	145,917	152,040	142,771	138,872	116,494
Reimbursed expenses	37,914	35,258	36,870	36,254	32,002
Cost of services	39,692	39,910	28,977	19,635	19,764
Depreciation and amortization	27,597	26,172	19,004	14,017	12,671
Restructuring charges, net (3)	9,468	3,682	22,857	929	2,130

Total operating expenses	952,038	903,951	805,825	743,893	690,466

Operating income	114,028	91,608	43,876	82,866	85,785
Other income (loss), net	7,458	9,769	6,309	(271)	6,454
Interest expense, net	(1,784)	(2,363)	(2,365)	(1,791)	(2,535)
Equity in earnings of unconsolidated subsidiaries, net	2,181	2,169	2,110	1,850	1,862
Provision for income taxes	33,526	28,492	16,637	28,351	32,692

Net income	$88,357	$72,691	$33,293	$54,303	$58,874

Basic earnings per share	$1.78	$1.51	$0.71	$1.17	$1.30
Diluted earnings per share	$1.76	$1.48	$0.70	$1.15	$1.27
Basic weighted average common shares outstanding	49,052	48,162	47,224	46,397	45,205
Diluted weighted average common shares outstanding	49,766	49,145	47,883	47,261	46,280
Cash dividends declared per common share	$0.10	$—	$—	$—	$—
Other Operating Data:
Fee revenue by business segment:
Executive recruitment:
North America	$330,634	$306,768	$290,317	$305,717	$306,180
EMEA	153,465	147,917	128,807	141,409	137,398
Asia Pacific	84,148	84,816	73,221	82,230	81,951
South America	29,160	29,374	30,134	31,846	29,177

Total executive recruitment	597,407	568,875	522,479	561,202	554,706
Leadership & Talent Consulting	267,018	254,636	168,115	115,407	99,352
Futurestep	163,727	136,790	122,237	113,896	90,191

Total fee revenue	$1,028,152	$960,301	$812,831	$790,505	$744,249

	Year Ended April 30,
	2015 (1)	2014	2013 (2)	2012	2011
	(in thousands, except per share data and other operating data)
Number of offices (at period end) (4)	78	84	87	76	76
Number of consultants (at period end)	694	646	607	522	562
Number of new engagements opened	7,307	7,479	7,058	7,672	8,215
Number of full-time employees:
Executive recruitment	1,562	1,566	1,471	1,471	1,494
Leadership & Talent Consulting	894	794	886	291	280
Futurestep	1,147	958	835	826	628
Corporate	84	78	80	66	61

Total full-time employees	3,687	3,396	3,272	2,654	2,463

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$380,838	$333,717	$224,066	$282,005	$246,856
Marketable securities (5)	144,576	134,559	141,916	135,734	122,231
Working capital	334,975	275,021	178,549	278,343	207,731
Total assets	1,317,801	1,233,666	1,115,229	1,014,689	971,680
Long-term obligations	196,542	191,197	182,210	163,489	159,477
Total stockholders’ equity	815,249	755,536	664,468	629,476	578,337

(1)	Due to the acquisition of Pivot Leadership, which accounted for $3.7 million and $20.0 million of fee revenue and total assets, respectively, during fiscal 2015, financial data trends for fiscal 2015 are not comparative to prior periods. See Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2015 acquisitions.

(2)	Due to the acquisitions of PDI and Global Novations, which collectively accounted for $45.6 million and $162.4 million of fee revenue and total assets, respectively, during fiscal 2013, financial data trends for fiscal years 2015, 2014 and 2013 are not comparative to prior periods. See Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2013 acquisitions.

(3)	During fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions (PDI and Global Novations), as well as other cost saving initiatives. As a result, we recorded $9.2 million of severance and $0.3 million relating to the consolidation/abandonment of premises. In fiscal 2014, the Company continued the implementation of the fiscal 2013 restructuring plan in order to integrate the prior year acquisitions by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. As a result, we recorded $0.8 million and $16.3 million of severance during fiscal 2014 and 2013, respectively, and $2.9 million and $6.5 million relating to the consolidation of premises during fiscal 2014 and 2013, respectively. During fiscal 2012 and 2011, we increased our previously recorded restructuring charges by $0.9 million and $2.1 million, respectively, primarily related to the inability to sublease space, which was included in the original estimate.

(4)	The number of offices declined by 6 as of April 30, 2015 compared to 2014, due to the consolidation/abandonment of premises in fiscal 2015.

(5)	As of April 30, 2015, 2014, 2013, 2012 and 2011, the Company’s marketable securities included $131.4 million, $116.2 million, $98.0 million, $82.2 million, and $71.4 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5 — Marketable Securities in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a premier global provider of talent management solutions that helps clients design talent strategies as well as assist them in the execution of building and attracting their talent. We are a premier provider of executive recruitment, leadership and talent consulting and talent acquisition solutions with the broadest global presence in the recruitment industry. Our services include Executive Recruitment, consulting and solutions services through Leadership & Talent Consulting (“LTC”) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 72% of the executive recruitment searches we performed in fiscal 2015 were for board level, chief executive and other senior executive and general management positions. Our 5,350 clients in fiscal 2015 included many of the world’s largest and most prestigious public and private companies, including approximately 56% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 79% of assignments performed during fiscal 2015 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 60% of our revenues were generated from clients that utilize multiple lines of business.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2016 centers upon enhancing the integration of our multi-service strategy. In fiscal 2015, we undertook an effort to bring together all our internally developed and acquired intellectual property in Korn Ferry Four Dimension of Leadership Talent (“KF4D”), our newest and most robust assessment for

Executive Recruitment, LTC and Futurestep. We have identified four crucial areas that matter most for individual and organizational success. The analytics we collect enable us to help organizations accentuate strengths and identify areas to develop, as well as understand how they stack up against their competition:

•	Competencies – the skills and behaviors required for success that can be observed.

•	Experiences – assignments or roles that prepare a person for future opportunities.

•	Traits – inclinations, aptitudes and natural tendencies a person leans toward, including personality and intellectual capacity.

•	Drivers – values and interests that influence a person’s career path, motivation, and engagement.

Leveraging KF4D, we plan to continue to address areas of increasing client demand including LTC and RPO. We further plan to explore new products and services, continue to pursue a disciplined acquisition strategy, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients.

During fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in fiscal 2015, of which $9.2 million relates to severance and $0.3 million related to consolidation/abandonment of premises. During fiscal 2014, we progressed the restructuring plan that we implemented in fiscal 2013 which focused on realizing the planned synergies associated with prior year acquisitions and recorded $3.7 million of restructuring charges, net, of which $2.9 million was for facility costs in order to integrate PDI Ninth House (“PDI”) by consolidating and eliminating redundant office space around the world and of $0.8 million of which was for severance costs to consolidate certain overhead functions.

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration and acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, it may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Fee revenue increased $67.9 million, or 7% in fiscal 2015 to $1,028.2 million compared to $960.3 million in fiscal 2014, with increases in fee revenue in all business segments. During fiscal 2015, we recorded operating income of $114.0 million with Executive Recruitment, LTC and Futurestep segments contributing $119.0 million, $28.2 million and $19.9 million, respectively, offset by corporate expenses of $53.1 million. Net income for fiscal 2015 and 2014 was $88.4 million and $72.7 million, respectively. Adjusted EBITDA during fiscal 2015 was $161.7 million with Executive Recruitment, LTC and Futurestep segments contributing $132.4 million, $44.4 million, and $23.0 million, respectively, offset by corporate expenses of $38.1 million. Adjusted EBITDA increased $23.4 million in fiscal 2015 to $161.7 million from Adjusted EBITDA of $138.3 million in fiscal 2014.

Our cash, cash equivalents and marketable securities increased $57.1 million, or 12%, to $525.4 million at April 30, 2015, compared to $468.3 million at April 30, 2014. This increase is mainly due to cash provided by operations, partially offset by bonuses earned in fiscal 2014 and paid during the first quarter of fiscal 2015, $15.3 million for the acquisition of Pivot Leadership and $5.1 million for dividends paid during fiscal 2015. As of April 30, 2015, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $123.3 million and a fair value of $131.4 million. Our vested and unvested obligations for which these assets were held in trust totaled $129.1 million as of April 30, 2015. Our working capital increased by $60.0 million to $335.0 million in fiscal 2015. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements and dividend payments under our dividend policy, in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at April 30, 2015 or 2014. There is no restricted cash requirement under our current senior unsecured revolving credit agreement. As of April 30, 2015 and 2014, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We have a total of $1.6 million and $1.5 million of standby letters of credits with other financial institutions as of April 30, 2015 and 2014, respectively.

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

Revenue Recognition. Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any revenue associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides RPO services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from LTC services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

Annual Performance Related Bonuses. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive recruitment consultants and revenue and other performance metrics for LTC and Futurestep consultants), the level of engagements referred by a fee earner in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company results including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined.

Deferred Compensation. Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions could significantly impact the liability and related cost on our consolidated balance sheet and statement of income, respectively. For certain deferred compensation plans, management engages an independent actuary to periodically review these assumptions in order to confirm that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our deferred compensation liability and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

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

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing 1) a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants and 2) a market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). The Company also reconciles the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairment in conjunction with our annual goodwill impairment assessment performed as of January 31, 2015. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2015 that would have required further testing.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

•	A prolonged downturn in the business environment in which the reporting units operate;

•	An economic climate that significantly differs from our future profitability assumptions in timing or degree;

•	The deterioration of the labor markets; and

•	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2015	2014	2013
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.7	3.7	4.5

Total revenue	103.7	103.7	104.5
Compensation and benefits	67.2	67.4	68.3
General and administrative expenses	14.2	15.8	17.6
Reimbursed expenses	3.7	3.7	4.5
Cost of services	3.9	4.2	3.6
Depreciation and amortization	2.7	2.7	2.3
Restructuring charges, net	0.9	0.4	2.8

Operating income	11.1	9.5	5.4

Net income	8.6%	7.6%	4.1%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2015		2014		2013
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Recruitment:
North America	$330,634	32.2%	$306,768	31.9%	$290,317	35.7%
EMEA	153,465	14.9	147,917	15.4	128,807	15.9
Asia Pacific	84,148	8.2	84,816	8.8	73,221	9.0
South America	29,160	2.8	29,374	3.1	30,134	3.7

Total Executive Recruitment	597,407	58.1	568,875	59.2	522,479	64.3
LTC	267,018	26.0	254,636	26.5	168,115	20.7
Futurestep	163,727	15.9	136,790	14.3	122,237	15.0

Total fee revenue	1,028,152	100.0%	960,301	100.0%	812,831	100.0%

Reimbursed out-of-pocket engagement expense	37,914		35,258		36,870

Total revenue	$1,066,066		$995,559		$849,701

	Year Ended April 30,
	2015		2014		2013
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Executive Recruitment:
North America	$80,818	24.4%	$70,256	22.9%	$58,832	20.3%
EMEA	18,867	12.3	23,168	15.7	9,173	7.1
Asia Pacific	14,631	17.4	17,274	20.4	6,973	9.5
South America	4,704	16.1	5,654	19.2	5,987	19.9

Total Executive Recruitment	119,020	19.9	116,352	20.5	80,965	15.5
LTC	28,175	10.6	23,847	9.4	6,424	3.8
Futurestep	19,940	12.2	13,352	9.8	10,975	9.0
Corporate	(53,107)		(61,943)		(54,488)

Total operating income (loss)	$114,028	11.1%	$91,608	9.5%	$43,876	5.4%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Year Ended April 30, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$330,634	$153,465	$84,148	$29,160	$597,407	$267,018	$163,727	$—	$1,028,152
Total revenue	$344,913	$158,052	$87,142	$29,218	$619,325	$275,220	$171,521	$—	$1,066,066
Net income									$88,357
Other income, net									(7,458)
Interest expense, net									1,784
Equity in earnings of unconsolidated subsidiaries, net									(2,181)
Income tax provision									33,526

Operating income (loss)	$80,818	$18,867	$14,631	$4,704	$119,020	$28,175	$19,940	$(53,107)	114,028
Depreciation and amortization	3,515	1,764	1,045	350	6,674	13,427	1,882	5,614	27,597
Other income (loss), net	288	83	369	109	849	(22)	54	6,577	7,458
Equity in earnings of unconsolidated subsidiaries, net	426	—	—	—	426	—	—	1,755	2,181

EBITDA	85,047	20,714	16,045	5,163	126,969	41,580	21,876	(39,161)	151,264
Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	959	959

Adjusted EBITDA	$86,198	$24,701	$16,062	$5,392	$132,353	$44,338	$23,030	$(38,030)	$161,691

Adjusted EBITDA margin	26.1%	16.1%	19.1%	18.5%	22.2%	16.6%	14.1%		15.7%

	Year Ended April 30, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$306,768	$147,917	$84,816	$29,374	$568,875	$254,636	$136,790	$—	$960,301
Total revenue	$321,473	$152,525	$87,606	$29,586	$591,190	$262,962	$141,407	$—	$995,559
Net income									$72,691
Other income, net									(9,769)
Interest expense, net									2,363
Equity in earnings of unconsolidated subsidiaries, net									(2,169)
Income tax provision									28,492

Operating income (loss)	$70,256	$23,168	$17,274	$5,654	$116,352	$23,847	$13,352	$(61,943)	$91,608
Depreciation and amortization	3,579	2,727	1,383	323	8,012	12,491	1,797	3,872	26,172
Other income, net	631	632	203	303	1,769	106	583	7,311	9,769
Equity in earnings of unconsolidated subsidiaries, net	383	—	—	—	383	—	—	1,786	2,169

EBITDA	74,849	26,527	18,860	6,280	126,516	36,444	15,732	(48,974)	129,718
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$75,665	$26,987	$18,920	$6,280	$127,852	$37,593	$16,866	$(44,017)	$138,294

Adjusted EBITDA margin	24.7%	18.2%	22.3%	21.4%	22.5%	14.8%	12.3%		14.4%

	Year Ended April 30, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$290,317	$128,807	$73,221	$30,134	$522,479	$168,115	$122,237	$—	$812,831
Total revenue	$305,993	$132,988	$75,359	$30,491	$544,831	$176,566	$128,304	$—	$849,701
Net income									$33,293
Other income, net									(6,309)
Interest expense, net									2,365
Equity in earnings of unconsolidated subsidiaries, net									(2,110)
Income tax provision									16,637

Operating income (loss)	$58,832	$9,173	$6,973	$5,987	$80,965	$6,424	$10,975	$(54,488)	43,876
Depreciation and amortization	4,726	2,347	1,546	372	8,991	6,012	1,180	2,821	19,004
Other income (loss), net	466	95	200	32	793	(75)	51	5,540	6,309
Equity in earnings of unconsolidated subsidiaries, net	434	—	—	—	434	—	—	1,676	2,110

EBITDA	64,458	11,615	8,719	6,391	91,183	12,361	12,206	(44,451)	71,299
Restructuring charges, net	3,583	3,982	629	—	8,194	10,198	3,527	938	22,857
Transaction and integration costs	—	—	—	—	—	—	—	3,106	3,106
Separation costs	—	516	—	—	516	—	—	—	516

Adjusted EBITDA	$68,041	$16,113	$9,348	$6,391	$99,893	$22,559	$15,733	$(40,407)	$97,778

Adjusted EBITDA margin	23.4%	12.5%	12.8%	21.2%	19.1%	13.4%	12.9%		12.0%

Fiscal 2015 Compared to Fiscal 2014

Fee Revenue

Fee Revenue. Fee revenue went up by $67.9 million, or 7%, to $1,028.2 million in fiscal 2015 compared to $960.3 million in fiscal 2014. This increase was attributable to higher fee revenue in Executive Recruitment, Futurestep and LTC. Exchange rates unfavorably impacted fee revenue by $23.9 million or 2% in fiscal 2015, when compared to fiscal 2014.

Executive Recruitment. Executive Recruitment reported fee revenue of $597.4 million, an increase of $28.5 million, or 5%, in fiscal 2015 compared to $568.9 million in fiscal 2014. As detailed below, Executive Recruitment fee revenue was higher in the North America and EMEA regions, partially offset by small decreases in fee revenue in Asia Pacific and South America regions in fiscal 2015 as compared to fiscal 2014. The higher fee revenue in Executive Recruitment was mainly due to a 4% increase in the number of Executive Recruitment engagements billed and a 1% increase in the weighted-average fees billed per engagement during fiscal 2015 as compared to the prior year. Exchange rates unfavorably impacted fee revenue by $15.0 million, or 3%, in fiscal 2015, when comparing to fiscal 2014.

North America reported fee revenue of $330.6 million, an increase of $23.8 million, or 8%, in fiscal 2015 compared to $306.8 million in fiscal 2014. North America’s fee revenue was higher primarily due to a 4% increase in both the number of engagements billed and in the weighted-average fees billed per engagement during fiscal 2015 compared to fiscal 2014. The overall increase in fee revenue was driven by growth in the consumer goods, industrial, life sciences/healthcare, and financial services sectors as compared to fiscal 2014, partially offset by a decline in the technology and education/non-profit sectors. Exchange rates unfavorably impacted fee revenue by $2.1 million, or 1%, in fiscal 2015, when compared to fiscal 2014.

EMEA reported fee revenue of $153.5 million, an increase of $5.6 million, or 4%, in fiscal 2015 compared to $147.9 million in fiscal 2014. Exchange rates unfavorably impacted fee revenue by $7.1 million, or 5%, in fiscal 2015, when compared to fiscal 2014. The higher fee revenue was primarily driven by a 5% increase in the number of engagements billed, offset by a 1% decline in weighted-average fees billed per engagement in fiscal 2015 as compared to fiscal 2014. The performance in existing offices in the Sweden, Switzerland, France, United Kingdom, and Spain were the primary contributors to the increase in fee revenue in fiscal 2015 compared to fiscal 2014, partially offset by a decrease in fee revenue in Germany, Belgium, and the Netherlands. In terms of business sectors, industrial, financial services, and life sciences/healthcare experienced the largest growth in fee revenue in fiscal 2015 as compared to fiscal 2014, partially offset by a decrease in the consumer goods and technology sectors.

Asia Pacific reported fee revenue of $84.1 million, a slight decrease of $0.7 million, or 1%, in fiscal 2015 compared to $84.8 million in fiscal 2014. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 3%, in fiscal 2015, when compared to fiscal 2014. The decline in fee revenue was mainly due to a 7% decrease in weighted-average fees billed per engagement, partially offset by a 6% increase in the number of engagements billed in fiscal 2015 compared to fiscal 2014. The performance in Singapore and Japan were the primary contributors to the decrease in fee revenue in fiscal 2015 compared to fiscal 2014, partially offset by an increase in fee revenue in Hong Kong, China, and India. Life sciences/healthcare and consumer goods were the main sectors contributing to the decrease in fee revenue in fiscal 2015 as compared to fiscal 2014, partially offset by an increase in fee revenue in the financial services sector.

South America reported fee revenue of $29.2 million, a slight decrease of $0.2 million, or 1%, in fiscal 2015 compared to $29.4 million in fiscal 2014. Exchange rates unfavorably impacted fee revenue for South America by $3.2 million, or 11%, in fiscal 2015, when compared to fiscal 2014. The decline in fee revenue was mainly due to a 1% decrease in weighted-average fees billed per engagement in fiscal 2015 compared to fiscal 2014. The performance in Brazil was the primary contributor to lower fee revenue in fiscal 2015 compared to fiscal 2014, partially offset by growth in Venezuela and Colombia. Technology and consumer goods were the main sectors contributing to the decline in fee revenue in fiscal 2015 compared to fiscal 2014, partially offset by an increase in fee revenue in the industrial and financial services sectors during the same period.

Leadership & Talent Consulting. LTC reported fee revenue of $267.1 million, an increase of $12.5 million, or 5%, in fiscal 2015 compared to $254.6 million in fiscal 2014. Fee revenue increased due to higher consulting fee revenue of $8.4 million, or 4%, in fiscal 2015 compared to the year-ago period, and an increase in product revenue of $4.1 million, or 7%, compared to fiscal 2014. The increase in consulting fee revenue includes $3.7 million of fee revenue generated from the acquisition of Pivot Leadership on March 1, 2015. Exchange rates unfavorably impacted fee revenue by $4.3 million, or 2%, in fiscal 2015.

Futurestep. Futurestep reported fee revenue of $163.7 million, an increase of $26.9 million, or 20%, in fiscal 2015 compared to $136.8 million in fiscal 2014. The increase in Futurestep’s fee revenue was due to an 18% increase in the weighted-average fees billed per engagement and a 2% increase in the number of engagements billed in fiscal 2015 compared to the year-ago period. The increase in the weighted-average fees billed was driven by a 25% increase in fee revenue from recruitment process outsourcing and a 22% increase in professional recruitment, as these tend to generate higher fees per engagement than other services performed by Futurestep. Exchange rates unfavorably impacted fee revenue by $4.6 million, or 3%, in fiscal 2015.

Compensation and Benefits

Compensation and benefits expense increased $44.6 million, or 7%, to $691.5 million in fiscal 2015 from $646.9 million in fiscal 2014. This increase was due in large part to higher performance related bonus expense of $21.0 million and an increase of $16.1 million, $4.9 million, $3.3 million, $2.2 million and $1.8 million in salaries and related payroll taxes, outside contractors, employee insurance cost, recruitment expense and stock based compensation, respectively. These increases in compensation and benefits expense were partially offset by management separation charges of $4.5 million recorded in fiscal 2014 with no such charge in fiscal 2015. The increase in performance related bonus expense was due to an increase in fee revenue and profitability due to the continued adoption of our strategy, including referrals between lines of business and an increase in average headcount. The higher level of salaries and related payroll expense and employee insurance costs, were due to an increase in average headcount for Executive Recruitment and Futurestep. The increase in headcount, recruiting expense and stock based compensation reflects our continued growth-related investments back into the business. Exchange rates favorably impacted compensation and benefits expenses by $16.2 million, or 3%, in fiscal 2015.

Executive Recruitment compensation and benefits expense went up by $18.6 million, or 5%, to $393.3 million in fiscal 2015 compared to $374.7 million in fiscal 2014. This increase was primarily due to an increase of $11.1 million in salaries and related payroll taxes and higher employee insurance cost of $1.5 million due to a 3% increase in the average headcount. In addition, performance related bonus expense was higher by $4.9 million due to higher revenue and profitability from the continued adoption of our strategy. These changes were offset by a decrease in expense from certain deferred compensation plans during fiscal 2015 compared to fiscal 2014. Executive Recruitment compensation and benefits expense as a percentage of fee revenue was 66% in both fiscal 2015 and 2014.

LTC compensation and benefits expense increased $9.7 million, or 7%, to $158.9 million in fiscal 2015 from $149.2 million in fiscal 2014. The change was driven by higher performance related bonus expense of $8.0 million primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during fiscal 2015 compared to fiscal 2014. The rest of the change was due to increases in outside contractors of $1.2 million and recruitment expenses of $1.1 million, both as a result of supporting higher level of fee revenue. LTC compensation and benefits expense as a percentage of fee revenue increased to 60% in fiscal 2015 from 59% in fiscal 2014.

Futurestep compensation and benefits expense increased $18.0 million, or 19%, to $111.8 million in fiscal 2015 from $93.8 million in fiscal 2014. The increase was primarily driven by an increase of $7.3 million in performance related bonus expense due to a higher level of fee revenue, profitability, and referrals between lines of business and an increase in average headcount. The rest of the change was due to higher salaries and related payroll taxes of $5.4 million and $3.8 million in outside contractors. The increase in salaries and related payroll taxes was due to a 17% increase in the average headcount and the increase in the use of outside contractors was primarily associated with the increase in staffing to accommodate the increase in fee revenue from our RPO business. Futurestep compensation and benefits expense as a percentage of fee revenue was 68% in fiscal 2015 compared to 69% in fiscal 2014.

Corporate compensation and benefits expense decreased by $1.7 million, or 6%, to $27.5 million in fiscal 2015 from $29.2 million in fiscal 2014 mainly due to management separation charges of $4.5 million recorded in fiscal 2014 with no such charge in fiscal 2015, offset with higher salaries and related payroll taxes of $2.2 million and $1.2 million more in stock based compensation due to overall profitability of the Company.

General and Administrative Expenses

General and administrative expenses decreased by $6.1 million, or 4%, to $145.9 million in fiscal 2015 compared to $152.0 million in fiscal 2014. General and administrative expenses as a percentage of fee revenue was 14% in fiscal 2015 compared to 16% in fiscal 2014. The decrease is attributable to a $7.2 million decline in legal and other professional fees and a decline in marketing and business development expense of $3.5 million in fiscal 2015 compared to fiscal 2014. The lower legal and other professional fees are primarily due to a $6.2 million insurance reimbursement for previously incurred legal fees while the decrease in business development expense is due to ongoing cost control initiatives and higher than normal costs in fiscal 2014 related to the integration of the PDI and Global Novation acquisitions into the LTC business without such costs being incurred in fiscal 2015. This decrease in general and administrative expenses was partially offset by an increase in our foreign currency loss of $3.7 million in fiscal 2015 compared to fiscal 2014 and an increase in premise and office expense of $1.0 million. Exchange rates favorably impacted general and administrative expenses by $4.8 million, or 3% during fiscal 2015.

Executive Recruitment general and administrative expenses increased $3.7 million, or 5%, to $71.5 million in fiscal 2015 from $67.8 million in fiscal 2014. General and administrative expenses increased due to higher foreign exchange loss recognized of $2.5 million in fiscal 2015 compared to fiscal 2014. The remaining change was due to higher premise and office expense of $0.9 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in both fiscal 2015 and 2014.

LTC general and administrative expenses declined by $0.5 million, or 1%, to $35.3 million in fiscal 2015 from $35.8 million in fiscal 2014. The decrease is attributable to lower marketing and business development expenses and other general and administrative expenses of $2.3 million, offset by an increase in foreign exchange loss of $1.8 million in fiscal 2015 compared to fiscal 2014. The decrease in marketing and business development expense is due to higher than normal costs in fiscal 2014 related to the integration of the PDI and Global Novation acquisitions into the LTC business. LTC general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2015 compared to 14% in fiscal 2014.

Futurestep general and administrative expenses decreased $0.3 million, or 2%, to $19.3 million in fiscal 2015 compared to $19.6 million in fiscal 2014. Futurestep general and administrative expenses as a percentage of fee revenue was 12% in fiscal 2015 compared to 14% in fiscal 2014.

Corporate general and administrative expenses decreased $9.0 million, or 31%, to $19.8 million in fiscal 2015 compared to $28.8 million in fiscal 2014. The decrease in general and administrative expenses was driven by $8.5 million in lower legal fees and other professional fees, primarily related to a $6.2 million insurance reimbursement for previously incurred legal fees and a decline in other legal fees during fiscal 2015 compared to fiscal 2014. The rest of the change was due to lower business development expenses of $1.2 million resulting from our ongoing cost control initiatives.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense decreased $0.2 million, or 1%, to $39.7 million in fiscal 2015 compared to $39.9 million in fiscal 2014. Cost of services expense as a percentage of fee revenue was 4% in both fiscal 2015 and 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $27.6 million, an increase of $1.4 million in fiscal 2015 compared to $26.2 million in fiscal 2014. The increase relates primarily to technology investments that were made in the current and prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

Restructuring Charges, Net

During fiscal 2015, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and recent acquisitions, as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in fiscal 2015, of which $9.2 million relates to severance and $0.3 million relates to consolidation/abandonment of premises. During fiscal 2014, as part of the integration of PDI, we recorded $3.7 million of restructuring charges, net, of which $2.9 million related to consolidation of premises and $0.8 million related to severance.

Operating Income

Operating income increased $22.4 million to $114.0 million in fiscal 2015 as compared to $91.6 million in fiscal 2014. This increase in operating income resulted from an increase of $67.9 million in fee revenue and a decrease of $6.1 million in general and administrative expenses. These changes were offset by higher compensation and benefits expense of $44.6 million, restructuring charges, net of $5.8 million, and $1.4 million in depreciation and amortization expenses during fiscal 2015 as compared to fiscal 2014.

Executive Recruitment operating income increased $2.6 million to $119.0 million in fiscal 2015 as compared to $116.4 million in fiscal 2014. The increase in Executive Recruitment operating income was driven by higher fee revenue of $28.5 million and decline in depreciation and amortization expense of $1.3 million offset by increases in compensation and benefits expense of $18.6 million, general and administrative expenses of $3.7 million and restructuring charges, net of $4.1 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business (an increase in the average headcount of 45 positions), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. Executive Recruitment operating income as a percentage of fee revenue was 20% in both fiscal 2015 and 2014.

LTC operating income increased $4.4 million to $28.2 million in fiscal 2015 as compared to $23.8 million in fiscal 2014. The increase in LTC operating income was primarily due to a $12.5 million increase in fee revenue and a decline of $3.8 million in cost of services expense, partially offset by higher compensation and benefit expense of $9.7 million and restructuring charges, net of $1.6 million. LTC operating income as a percentage of fee revenue was 11% in fiscal 2015 compared to 9% in fiscal 2014.

Futurestep operating income increased by $6.6 million to $19.9 million in fiscal 2015 from $13.3 million in fiscal 2014. The increase in Futurestep operating income was primarily due to $26.9 million in higher fee revenue and a decline in general and administrative expenses of $0.3 million, partially offset by an increase of $18.0 million in compensation and benefits expense and $2.6 million in cost of services expense in fiscal 2015 compared to fiscal 2014. Futurestep operating income as a percentage of fee revenue was 12% in fiscal 2015 as compared to 10% in fiscal 2014.

Adjusted EBITDA

Adjusted EBITDA increased $23.4 million to $161.7 million in fiscal 2015 as compared to $138.3 million in fiscal 2014. This increase was driven by higher fee revenue of $67.9 million and a decrease of $6.6 million in general and administrative expenses (excluding integration/acquisition costs). Offsetting these changes in Adjusted EBITDA was higher compensation and benefits expense (excluding certain separation costs) of $49.1 million and a decrease in other income, net of $2.3 million during fiscal 2015 compared to fiscal 2014. Adjusted EBITDA as a percentage of fee revenue was 16% in fiscal 2015 as compared to 14% in fiscal 2014.

Executive Recruitment Adjusted EBITDA was $132.4 million and $127.8 million in fiscal 2015 and 2014, respectively. Adjusted EBITDA increased $4.6 million in fiscal 2015 as compared to fiscal 2014 due to higher fee revenue of $28.5 million, offset by increases of $18.6 million in compensation and benefits expense and $3.7 million in general and administrative expenses and a decline in other income, net of $1.0 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business, as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. The increase in general and administrative expenses was partially due to increased levels of business activity as well as other increases such as foreign exchange loss. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 22% in both fiscal 2015 and 2014.

LTC Adjusted EBITDA increased by $6.8 million to $44.4 million in fiscal 2015 as compared to $37.6 million in fiscal 2014. This increase was due to higher fee revenue of $12.5 million and a decline in cost of services of $3.8 million, offset by an increase in compensation and benefit expense of $9.7 million. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors as evidenced by the 400 basis points increase in our staff utilization to a rate of 71% during fiscal 2015. The increase in compensation and benefit expenses was due to an increase in performance related bonus expense resulting from higher fee revenue and the continued adoption of the Company’s integrated go to market strategy across all three of our lines of businesses. LTC Adjusted EBITDA as a percentage of fee revenue was 17% in fiscal 2015 as compared to 15% in fiscal 2014.

Futurestep Adjusted EBITDA increased by $6.1 million to $23.0 million in fiscal 2015 as compared to $16.9 million in fiscal 2014. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $26.9 million, offset by an increase of $18.0 million in compensation and benefits expense and $2.6 million in cost of services expense during fiscal 2015 as compared to fiscal 2014. The increase in compensation and benefits expense was primarily driven by higher performance related bonus expense due to a higher level of fee revenue and higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA as a percentage of fee revenue was 14% in fiscal 2015 as compared to 12% in fiscal 2014.

Other Income, Net

Other income, net decreased by $2.3 million, to $7.5 million in fiscal 2015 as compared to $9.8 million in fiscal 2014. The decrease in other income, net is due to a smaller increase in the fair value of our marketable securities during fiscal 2015 compared to fiscal 2014.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.8 million in fiscal 2015 as compared to $2.4 million in fiscal 2014.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $2.2 million in both fiscal 2015 and 2014.

Income Tax Provision

The provision for income taxes was $33.5 million in fiscal 2015 compared to $28.5 million in fiscal 2014. The provision for income taxes in fiscal 2015 and 2014 reflects a 28% and 29% effective tax rate, respectively.

Fiscal 2014 Compared to Fiscal 2013

Fee Revenue

Fee Revenue. Fee revenue increased $147.5 million, or 18%, to $960.3 million in fiscal 2014 compared to $812.8 million in fiscal 2013. Adjusting for the prior year acquisitions, fee revenue increased $75.6 million as compared to the year-ago period. This increase in fee revenue was primarily attributable to an increase in fee revenue in Executive Recruitment, and to a lesser extent, an increase in LTC and Futurestep fee revenue. Exchange rates unfavorably impacted fee revenue by $7.5 million or 1% in fiscal 2014.

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

Leadership & Talent Consulting. LTC reported fee revenue of $254.6 million, an increase of $86.5 million, or 51%, in fiscal 2014 compared to $168.1 million in fiscal 2013. Adjusting for the two prior year acquisitions, fee revenue increased $14.6 million, or 9%, as compared to the prior year. Fee revenue increased due to an increase in consulting fee revenue of $11.2 million, or 8%, in fiscal 2014 compared to fiscal 2013, and an increase in product revenue of $3.4 million during the same period. Exchange rates unfavorably impacted fee revenue by $0.8 million in fiscal 2014.

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

Compensation and Benefits

Compensation and benefits expense increased $91.6 million, or 16%, to $646.9 million in fiscal 2014 from $555.3 million in fiscal 2013. Adjusting for the prior year acquisitions, compensation and benefits increased $50.2 million as compared to fiscal 2013. Contributing to the increase in compensation and benefits expense was an increase in performance related bonus expense of $29.9 million due to the mix in pre-bonus earnings before restructuring charges by operating segment and an increase in fee revenue for fiscal 2014 compared to the prior year. In addition, there was an increase of $15.0 million in salaries and related payroll taxes, $5.4 million increase in deferred compensation ($3.2 million was related to amortization of amounts contributed by the Company and $2.2 million to the increase in fair value of the underlying investments that contributions are allocated to) and $2.3 million in separation costs, offset by a decrease in employee insurance costs of $3.2 million and a change in the cash surrender value of the company owned life insurance that decreased compensation and benefits expense by $1.7 million more in fiscal 2014 compared to the prior year. The increase in salaries and related payroll taxes was due to a 12% increase in the average headcount for fiscal 2014 compared to fiscal 2013. Exchange rates favorably impacted compensation and benefits expenses by $5.2 million or 1% during fiscal 2014.

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

Executive Recruitment compensation and benefits expense increased $20.6 million, or 6%, to $374.7 million in fiscal 2014 compared to $354.1 million in fiscal 2013. This increase was primarily due to an increase of $20.4 million in performance related bonus expense due to the increase in pre-bonus earnings before restructuring. The rest of the increase was due to an increase in salaries and related payroll taxes of $2.2 million, an increase in the amortization of certain deferred compensation plans of $1.5 million and a $1.2 million increase in the fair value of vested amounts owed under certain deferred compensation plans, offset by a decrease in employee insurance costs of $2.7 million and a decrease in separation costs of $1.7 million. The increase in salaries and related payroll taxes was due to an increase in the average headcount for fiscal 2014 compared to fiscal 2013. Executive Recruitment compensation and benefits expense decreased as a percentage of fee revenue to 66% in fiscal 2014 from 68% in fiscal 2013.

LTC compensation and benefits expense increased $53.4 million, or 56%, to $149.2 million in fiscal 2014 from $95.8 million in fiscal 2013. Adjusting for the prior year acquisitions, compensation and benefits increased $12.0 million as compared to fiscal 2013. The change was driven by increases in both performance related bonus expense of $5.6 million and $5.0 million in salaries and related payroll taxes, both due to a 43% increase in the average headcount (excluding prior year acquisitions) during fiscal 2014 compared to fiscal 2013. LTC compensation and benefits expense as a percentage of fee revenue was 59% in fiscal 2014 compared to 57% in fiscal 2013.

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

Corporate compensation and benefits expense increased $6.6 million, or 29%, to $29.2 million in fiscal 2014 from $22.6 million in fiscal 2013 mainly due to an increase of $4.2 million in separation charges and $2.4 million increase in performance related bonus expense. The increases in performance related bonus expense was due to the increase in the Company’s overall profitability. Also contributing to an increase in compensation and benefits expense was an increase in the fair value of vested amounts owed under certain deferred compensation plans of $0.5 million, offset by the change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $8.2 million and $6.5 million in fiscal 2014 and 2013, respectively. The larger increase in CSV of COLI in fiscal 2014 was due to a larger increase in the underlying investments due to market changes. COLI is held to fund certain deferred compensation retirement plans.

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

Executive Recruitment general and administrative expenses decreased $2.1 million, or 3%, to $67.8 million in fiscal 2014 from $69.9 million in fiscal 2013. The decrease in general and administrative expenses was driven by favorable foreign exchange rates, resulting in a gain of $1.8 million in fiscal 2014 compared to a foreign exchange loss of $0.3 million in fiscal 2013, a decrease in premise and office expenses and legal and other professional services of $1.6 million and $0.7 million, respectively, offset by an increase in travel and business development related expenses of $1.4 million and an increase in bad debt expense of $0.8 million. The decrease in premise and office expenses was due to LTC occupying more office space leased by Executive Recruitment due to the implementation of the restructuring plans in fiscal 2013. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 12% in fiscal 2014 compared to 13% in fiscal 2013.

LTC general and administrative expenses increased $10.0 million, or 39%, to $35.8 million in fiscal 2014 from $25.8 million in fiscal 2013. Adjusting for the prior year acquisitions, general and administrative expenses decreased $0.3 million as compared to the prior year. Contributing to the decrease in general and administrative expenses was a decrease in premise and office expenses of $1.0 million due to sharing more office space with Executive Recruitment and favorable foreign exchange rates, resulting in a decrease in the foreign exchange loss from $0.6 million in fiscal 2013 to $0.1 million in fiscal 2014, offset by an increase of $0.5 million in business development expenses and an increase in legal and other professional services expenses of $0.5 million. The increase in business development expenses was due to marketing events that LTC participated in order to support the business. LTC general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2014 compared to 15% in fiscal 2013.

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

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation by utilizing capital for investment in the Company’s consultants and intellectual property, as well as the strategic acquisition of businesses.

In addition, on December 8, 2014, the Board of Directors adopted a dividend policy to distribute, to our stockholders, a regular quarterly cash dividend of $0.10 per share. On March 4, 2015, the Company declared its first ever quarterly dividend under this policy of $0.10 per share, which was paid on April 9, 2015 to stockholders of record on March 25, 2015. On June 10, 2015, the Company declared a dividend of $0.10 per share, payable on July 15, 2015 to stockholders of record on June 25, 2015. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $525.4 million and $468.3 million as of April 30, 2015 and 2014, respectively. Net of amounts held in trust for deferred compensation plans and to pay fiscal 2015 bonuses, cash and marketable securities were $235.6 million and $211.1 million at April 30, 2015 and 2014, respectively. As of April 30, 2015 and 2014, we held $143.4 million and $136.3 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2015 and fiscal 2014 bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the corporate bonds and other securities are available for general corporate purposes.

As of April 30, 2015 and 2014, marketable securities of $144.6 million and $134.6 million, respectively, included trading securities of $131.4 million (net of gross unrealized gains of $8.3 million and gross unrealized losses of $0.2 million) and $116.2 million (net of gross unrealized gains of $9.2 million and gross unrealized losses of $0.7 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $118.8 million and $111.7 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $129.1 million and $117.6 million as of April 30, 2015 and 2014, respectively. As of April 30, 2015 and 2014, we had marketable securities classified as available-for-sale with a balance of $13.2 million and $18.4 million, respectively.

The net increase in our working capital of $60.0 million as of April 30, 2015 compared to April 30, 2014 is primarily attributable to increases in cash and cash equivalents, accounts receivable and marketable securities, partially offset by an increase in compensation and benefits payable. The change in cash and cash equivalents was due to an increase in profitability during fiscal 2015 compared to fiscal 2014 while accounts receivable went up due to an increase in total revenue. The increase in marketable securities was due to a rise in the current portion of marketable securities due to the expectation that these investments will be sold in the next twelve months to pay for deferred compensation benefits that come due and an increase in the current portion of our corporate bonds that will mature within a year that we account for as available for sale securities. Compensation and benefits payable went up due to a higher amount of performance related bonuses as profitability and average headcount increased and a rise in the amount expected to be paid on our deferred compensation plans in the next fiscal year. Cash provided by operating activities was $107.3 million in fiscal 2015, a decrease of $22.2 million, from cash provided by operating activities of $129.5 million in fiscal 2014. The decrease in cash provided in operating activities is primarily because fiscal 2014 bonuses paid in fiscal 2015 were higher than fiscal 2013 bonuses paid in fiscal 2014, offset by an increase in cash provided by operations due to an increase in profitability.

Cash used in investing activities was $30.6 million in fiscal 2015, an increase of $7.0 million from cash used in investing activities of $23.6 million in fiscal 2014. The cash used in investing activities was higher primarily due to an increase of $17.8 million in the net purchase and sales/maturities of marketable securities, payment of $15.3 million made for the acquisition of Pivot Leadership and $2.9 million in restricted cash that became unrestricted during fiscal year 2014. These increases in cash used in investing activities were offset by a

$15.0 million contingent consideration payment made to the selling stockholders of PDI in fiscal 2014, an increase in death benefits proceeds received from life insurance policies of $7.7 million in fiscal 2015 compared to fiscal 2014 and a decrease of $6.7 million in cash used to purchase property and equipment.

Cash used by financing activities was $7.9 million in fiscal 2015 compared to cash provided by financing activities of $5.6 million in fiscal 2014. Cash used in financing activities increased primarily due to cash dividends paid to stockholders in fiscal 2015 of $5.1 million, lower cash proceeds from the exercise of employee stock options of $3.7 million, and an increase of $2.9 million paid on life insurance policy loans in fiscal 2015 compared to fiscal 2014. The rest of the change is an increase of $1.8 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock. As of April 30, 2015, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2015:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$317,416	$41,624	$75,500	$62,841	$137,451
Accrued restructuring charges (2)	7	1,135	753	382	—	—
Interest payments on COLI loans (3)	10	44,659	3,928	7,855	7,838	25,038

Total		$363,210	$46,305	$83,737	$70,679	$162,489

(1)	See Note in the accompanying consolidated financial statements in Item 15.

(2)	Represents rent payments, net of sublease income on an undiscounted basis and severance costs.

(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $216.5 million at April 30, 2015.

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

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2015 and 2014, we held contracts with gross CSV of $172.3 million and $167.2 million, respectively. In fiscal 2015 and 2014, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $69.6 million and $72.9 million as of April 30, 2015 and 2014, respectively. At April 30, 2015 and 2014, the net cash value of these policies was $102.7 million and $94.3 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $216.5 million and $214.2 million at April 30, 2015 and 2014, respectively.

Long-Term Debt

Original Credit Agreement

As of April 30, 2015, the Company had a senior unsecured revolving credit facility pursuant to the credit agreement with Wells Fargo Bank, National Association, as lender (the “Lender”), dated January 18, 2013, as amended by Amendment No. 1, dated December 12, 2014 (the “Original Credit Agreement”). The Original Credit Agreement provided for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to the Lender’s consent, and a $15.0 million sub-limit for letters of credit. The Original Credit Agreement had an original maturity date of January 18, 2018. Borrowings under the Original Credit Agreement bore interest, at our election, at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin or at the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, and (iii) one month LIBOR plus 1.50%. Under the Original Credit Agreement, the applicable margin was based on a percentage per annum determined in accordance with a specified pricing grid based on the Company’s total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin under the Original Credit Agreement ranged from 0.50% to 1.50% per annum, while for base rate loans, the applicable margin ranged from 0.00% to 0.25% per annum. We were required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s average daily unused commitments based on the Company’s total funded debt to adjusted EBITDA ratio. The financial covenants under the Original Credit Agreement included a maximum total funded debt to adjusted EBITDA ratio, and a minimum adjusted EBITDA, each as defined in the Original Credit Agreement. As of April 30, 2015, we complied with the financial covenants under the Original Credit Agreement. In addition, the Original Credit Agreement imposed a domestic liquidity requirement that we maintain at least $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and making repurchases of our common stock. Under the Original Credit Agreement, we were limited to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock in any fiscal year to a cumulative total of $125.0 million. Subject to the foregoing, we were permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions). The Original Credit Agreement also contained other usual and customary affirmative and negative covenants, which included limitations on additional indebtedness, guaranties, pledge of assets, investments, and asset sales and mergers. The credit facility was jointly and severally guaranteed by the Company’s existing and future subsidiaries (other than immaterial subsidiaries, non-tax preferred subsidiaries, and certain foreign subsidiaries) (the “guarantors”), and could be prepaid and early terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

The Original Credit Agreement contained usual and customary events of default which included: non-payment of principal, interest, fees and other amounts; material breach of a representation or warranty; non-performance of covenants and obligations; default on other material debt; material judgments; bankruptcy or insolvency; and change of control. The occurrence of a non-bankruptcy event of default under the Original Credit Agreement could result, at the Lender’s option, in the termination of the credit facility and the acceleration of the Company’s repayment obligations thereunder. The occurrence of a bankruptcy event of default would automatically result in the termination of the credit facility and the acceleration of the Company’s repayment obligations thereunder.

As of April 30, 2015 and 2014, the Company had no borrowings under its long-term debt arrangements. At April 30, 2015 and 2014, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company has a total of $1.6 million and $1.5 million of standby letters of credits with other financial institutions as of April 30, 2015 and 2014, respectively.

Amended Credit Agreement

On June 3, 2015, we entered into Amendment No. 2 to the Original Credit Agreement which became effective as of June 5, 2015 (the “Amendment No. 2”), in order to amend certain terms of the Original Credit Agreement (as amended pursuant to Amendment No. 2, the “Amended Credit Agreement”).

Amendment No. 2, among other things, (i) increased the aggregate amount available under our revolving credit facility to $150.0 million, which includes a $15.0 million sub-limit for letters of credit, with an option to increase the credit facility by an additional $50.0 million prior to December 3, 2019, subject to the Lender’s consent and the satisfaction of certain conditions (including the requirement, if the Lender acting in its sole discretion so elects, that the credit facility under the Amended Credit Agreement become secured at such time by substantially all the assets of the Company and the guarantors); (ii) extended the maturity date to June 3, 2020, (iii) amended the financial covenants so as to require the Company to maintain a minimum adjusted EBITDA and a maximum total funded debt to adjusted EBITDA ratio; (iv) amended the pricing applicable to borrowings under the Amended Credit Agreement, as described below; (v) amended certain covenants relating to permitted acquisitions, dividends and share repurchases, including increasing the amount of dividends permitted to be paid in any fiscal year up to $75.0 million; (vi) amended the definition of “domestic liquidity” to include amounts available to be borrowed under the increased credit facility; and (vii) effected certain technical and conforming changes.

As of June 5, 2015, borrowings under the Amended Credit Agreement will bear interest, at our election, at the adjusted LIBOR plus the applicable margin or at the base rate plus the applicable margin. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the Company’s total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.875% to 1.75% per annum, while for base rate loans, the applicable margin will range from 0.00% to 0.75% per annum. As of June 5, 2015, we are required to pay a quarterly commitment fee of 0.25% to 0.40% on the revolving credit facility’s average daily unused commitments based on the Company’s total funded debt to adjusted EBITDA ratio. The definition of domestic liquidity requirement under the Amended Credit Agreement requires that we maintain at least $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock. Undrawn amounts on our line of credit may be used to calculate domestic liquidity. We are limited in consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock to a cumulative total of $125.0 million in any fiscal year. We are permitted to pay up to $75.0 million in dividends and share repurchases, in aggregate, in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any consideration paid with respect to acquisitions during such fiscal year, as discussed above.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance was effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company adopted this guidance during fiscal 2015 and the adoption did not have an impact on the financial statements of the Company.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset, a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, the liability for an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company adopted this guidance during fiscal 2015 and the adoption did not have an impact on the financial statements of the Company.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $1.6 million during fiscal 2015, compared to foreign currency gains, on an after tax basis, included in net income were $1.0 million during fiscal 2014. Foreign currency losses, on an after tax basis, included in net income were $0.5 million during fiscal 2013.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the

Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain during fiscal 2015 would have been $1.8 million, $3.0 million and $4.2 million, respectively, based on outstanding balances at April 30, 2015.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which are short term and provide for variable market rates. As of April 30, 2015 and 2014, we had no outstanding borrowings under our Credit Agreement. We had $69.6 million and $72.9 million of borrowings against the CSV of COLI contracts as of April 30, 2015 and 2014, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2015 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

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

The information required by this Item will be included in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP,” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2015 Proxy Statement, and is incorporated herein by reference.

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

F-1

Exhibits:

Exhibit Number	Description
2.1**+	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, Unity Sub, Inc., Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

3.1+	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2013.

3.2+	Certificate of Designations of 7.5% Convertible Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed June 18, 2002.

3.3+	Fourth Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 7, 2014.

4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.

10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

Exhibit Number	Description
10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.11*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

10.12*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.13+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2012.

10.14*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.15*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.16*+	Stock and Asset Purchase Agreement dated as of August 8, 2006, by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.

10.17*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.18*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.19*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.

10.20*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.

10.21*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.22*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.

10.23*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.

10.24*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.

10.25*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed December 10, 2014.

Exhibit Number	Description
10.26*+	Employment Agreement between the Company and Robert P. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.27*+	Separation and General Release Agreement, between Michael DiGregorio and Korn/Ferry International, dated as of February 17, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.28*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012.

10.29*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.30*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.31*+	Letter Agreement between the Company and R.J. Heckman, Ph.D., dated December 4, 2012, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.32*+	Employment Agreement between the Company and Byrne Mulrooney dated June 26, 2014, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed June 27, 2014.

10.33*+	Amended and Restated Employment agreement dated July 25, 2014 between Korn/Ferry International and Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014.

10.34*+	Amended and Restated Korn/Ferry International Executive Capital Accumulation Plan, as of August 13, 2014, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

10.35*+	Summary of Non-Employee Director Compensation Program, effective October 1, 2014, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

10.36*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: June 26, 2015

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant hereby constitutes and appoints Jonathan M. Kuai and Gary D. Burnison, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ GEORGE T. SHAHEEN George T. Shaheen	Chairman of the Board and Director	June 26, 2015

/S/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 26, 2015

/S/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 26, 2015

/S/ WILLIAM R. FLOYD William R. Floyd	Director	June 26, 2015

/S/ CHRISTINA A. GOLD Christina A. Gold	Director	June 26, 2015

/S/ JERRY LEAMON Jerry Leamon	Director	June 26, 2015

Signature	Title	Date
/S/ EDWARD D. MILLER Edward D. Miller	Director	June 26, 2015

/S/ DEBRA J. PERRY Debra J. Perry	Director	June 26, 2015

/S/ HARRY L. YOU Harry L. You	Director	June 26, 2015

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2015 acquisition of Pivot Leadership which is included in the 2015 consolidated financial statements of the Company and constituted 2% and 3% of total and net assets, respectively, as of April 30, 2015 and less than 1% of fee revenues, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2015.

Ernst & Young, LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2015 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2015, a copy of which is included in this Annual Report on Form 10-K.

June 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2015 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of Pivot Leadership, which is included in the 2015 consolidated financial statements of the Company and constituted 2% and 3% of total and net assets, respectively, as of April 30, 2015 and less than 1% of fee revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Pivot Leadership.

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2015 and our report dated June 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 26, 2015

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 26, 2015

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2015	2014
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$380,838	$333,717
Marketable securities	25,757	9,566
Receivables due from clients, net of allowance for doubtful accounts of $9,958 and $9,513, respectively	188,543	175,986
Income taxes and other receivables	10,966	8,244
Deferred income taxes	3,827	4,486
Prepaid expenses and other assets	31,054	29,955

Total current assets	640,985	561,954
Marketable securities, non-current	118,819	124,993
Property and equipment, net	62,088	60,434
Cash surrender value of company owned life insurance policies, net of loans	102,691	94,274
Deferred income taxes, net	56,014	55,039
Goodwill	254,440	257,582
Intangible assets, net	47,901	49,560
Investments and other assets	34,863	29,830

Total assets	$1,317,801	$1,233,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$19,238	$19,375
Income taxes payable	3,813	13,014
Compensation and benefits payable	219,364	192,035
Other accrued liabilities	63,595	62,509

Total current liabilities	306,010	286,933
Deferred compensation and other retirement plans	173,432	169,235
Other liabilities	23,110	21,962

Total liabilities	502,552	478,130

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 62,863 and 62,282 shares issued and 50,573 and 49,811 shares outstanding, respectively	463,839	449,631
Retained earnings	392,033	308,781
Accumulated other comprehensive loss, net	(40,623)	(2,388)

Stockholders’ equity	815,249	756,024
Less: notes receivable from stockholders	—	(488)

Total stockholders’ equity	815,249	755,536

Total liabilities and stockholders’ equity	$1,317,801	$1,233,666

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2015	2014	2013
	(in thousands, except per share data)
Fee revenue	$1,028,152	$960,301	$812,831
Reimbursed out-of-pocket engagement expenses	37,914	35,258	36,870

Total revenue	1,066,066	995,559	849,701

Compensation and benefits	691,450	646,889	555,346
General and administrative expenses	145,917	152,040	142,771
Reimbursed expenses	37,914	35,258	36,870
Cost of services	39,692	39,910	28,977
Depreciation and amortization	27,597	26,172	19,004
Restructuring charges, net	9,468	3,682	22,857

Total operating expenses	952,038	903,951	805,825

Operating income	114,028	91,608	43,876
Other income, net	7,458	9,769	6,309
Interest expense, net	(1,784)	(2,363)	(2,365)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	119,702	99,014	47,820
Equity in earnings of unconsolidated subsidiaries, net	2,181	2,169	2,110
Income tax provision	33,526	28,492	16,637

Net income	$88,357	$72,691	$33,293

Earnings per common share:
Basic	$1.78	$1.51	$0.71

Diluted	$1.76	$1.48	$0.70

Weighted-average common shares outstanding:
Basic	49,052	48,162	47,224

Diluted	49,766	49,145	47,883

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Net income	$88,357	$72,691	$33,293
Other comprehensive income:
Foreign currency translation adjustments	(36,523)	(1,955)	(5,254)
Deferred compensation and pension plan adjustments, net of tax	(1,702)	2,230	(4,578)
Unrealized (losses) gains on marketable securities, net of tax	(10)	(32)	10

Comprehensive income	$50,122	$72,934	$23,471

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total
	Common Stock
	Shares	Amount
	(in thousands)
Balance at May 1, 2012	47,913	$419,998	$202,797	$7,191	$629,986
Comprehensive income	—	—	33,293	(9,822)	23,471
Purchase of stock	(197)	(2,838)	—	—	(2,838)
Issuance of stock	1,018	2,134	—	—	2,134
Stock-based compensation	—	11,920	—	—	11,920
Tax benefit from exercise of stock options	—	294	—	—	294

Balance at April 30, 2013	48,734	431,508	236,090	(2,631)	664,967
Comprehensive income	—	—	72,691	243	72,934
Purchase of stock	(113)	(2,249)	—	—	(2,249)
Issuance of stock	1,190	8,805	—	—	8,805
Stock-based compensation	—	12,160	—	—	12,160
Tax benefit from exercise of stock options	—	(593)	—	—	(593)

Balance at April 30, 2014	49,811	449,631	308,781	(2,388)	756,024
Comprehensive income	—	—	88,357	(38,235)	50,122
Dividends declared	—	—	(5,105)	—	(5,105)
Purchase of stock	(122)	(4,038)	—	—	(4,038)
Issuance of stock	884	2,993	—	—	2,993
Stock-based compensation	—	13,737	—	—	13,737
Tax benefit from exercise of stock options	—	1,516	—	—	1,516

Balance at April 30, 2015	50,573	$463,839	$392,033	$(40,623)	$815,249

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$88,357	$72,691	$33,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,597	26,172	19,004
Stock-based compensation expense	13,899	12,106	11,906
Provision for doubtful accounts	7,741	7,840	6,748
Gain on cash surrender value of life insurance policies	(10,509)	(8,242)	(6,502)
Gain on marketable securities	(8,829)	(9,498)	(7,556)
Deferred income taxes	(316)	7,598	(176)
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	10,130	12,186	8,477
Receivables due from clients	(17,213)	(22,318)	(16,011)
Income taxes and other receivables	115	896	4,616
Prepaid expenses and other assets	(1,145)	(1,255)	750
Investment in unconsolidated subsidiaries	(2,181)	(2,169)	(2,110)
Income taxes payable	(9,194)	7,533	(3,399)
Accounts payable and accrued liabilities	17,790	29,104	8,494
Other	(8,966)	(3,162)	4,173

Net cash provided by operating activities	107,276	129,482	61,707

Cash flows from investing activities:
Purchase of property and equipment	(21,860)	(28,559)	(13,101)
Cash paid for acquisitions, net of cash acquired and earnout	(15,296)	—	(112,064)
Purchase of marketable securities	(22,843)	(28,150)	(50,437)
Proceeds from sales/maturities of marketable securities	21,362	44,475	51,511
Change in restricted cash	—	2,861	7,222
Payment of contingent consideration from acquisition	—	(15,000)	—
Premium on company-owned life insurance policies	(1,676)	(1,727)	(1,739)
Proceeds from life insurance policies	8,087	388	—
Dividends received from unconsolidated subsidiaries	1,656	2,120	1,897

Net cash used in investing activities	(30,570)	(23,592)	(116,711)

Cash flows from financing activities:
Payments on life insurance policy loans	(3,301)	(388)	—
Purchase of common stock	(4,038)	(2,249)	(2,838)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,993	8,805	2,134
Tax benefit from exercise of stock options	1,516	(593)	294
Dividends paid to shareholders	(5,105)	—	—

Net cash (used in) provided by financing activities	(7,935)	5,575	(410)

Effect of exchange rate changes on cash and cash equivalents	(21,650)	(1,814)	(2,525)

Net increase (decrease) in cash and cash equivalents	47,121	109,651	(57,939)
Cash and cash equivalents at beginning of year	333,717	224,066	282,005

Cash and cash equivalents at end of year	$380,838	$333,717	$224,066

Supplemental cash flow information:
Cash used to pay interest	$4,230	$4,229	$4,361

Cash used to pay income taxes, net of refunds	$40,899	$15,604	$10,611

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015

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

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $1.7 million, $2.1 million and $1.9 million during fiscal 2015, 2014 and 2013, respectively.

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

Revenue Recognition

Substantially all professional fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or milestones are achieved. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of April 30, 2015 and 2014, the Company included deferred revenue of $40.5 million and $36.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2015 and 2014, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available. As of April 30, 2015 and 2014, the Company had cash equivalents of $260.6 million and $186.6 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During fiscal 2015, 2014 and 2013, no other-than-temporary impairment was recognized.

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

April 30, 2015

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of April 30, 2015 and 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset, or the lease term, whichever is shorter. Software development costs incurred for internal use projects are capitalized and, once placed in service, amortized using the straight-line method over the estimated useful life, generally three to seven years. All other property and equipment is depreciated or amortized on a straight-line basis over the estimated useful lives of three to ten years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In fiscal 2015, 2014 and 2013, there were no such impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach, is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2015, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2015 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of April 30, 2015 and 2014, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance metrics for LTC and Futurestep consultants), the level of engagements referred by a fee earner in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company results including profitability, the achievement of strategic objectives, the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $166.7 million, $146.1 million and $114.1 million for the years ended April 30, 2015, 2014 and 2013, respectively, each of which was reduced by a change in the previous years’ estimate recorded in fiscal 2015, 2014 and 2013 of $0.3 million, $0.7 million and $0.2 million, respectively. This resulted in net bonus expense of $166.4 million, $145.4 million and $113.9 million for the years ended April 30, 2015, 2014 and 2013, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Executive Capital Accumulation Plan

The Company, under its deferred compensation plans, makes discretionary contributions and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a four year period. The amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable in the accompanying consolidated balance sheet.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs.

Cash Surrender Value of Life Insurance

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in certain of the deferred compensation and pension plans as a means of funding benefits under such plans. The Company purchased both fixed and variable life insurance contracts and does not purchase “split-dollar” life insurance policy contracts. The Company has both contracts or policies that provide for a fixed or guaranteed rate of return and a variable rate of return depending on the return of the policies’ investment in their underlying portfolio in equities and bonds. The CSV of these COLI contracts are carried at the amounts that would be realized if the contract were surrendered at the balance sheet date, net of the outstanding loans borrowed from the insurer. The Company has the intention and ability to continue to hold these COLI policies

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

and contracts. Additionally, the loans secured by the policies do not have any scheduled payment terms and the Company also does not intend to repay the loans outstanding on these policies until death benefits under the policy have been realized. Accordingly, the investment in COLI is classified as long-term in the accompanying consolidated balance sheet.

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2015 and 2014, the Company held contracts with gross CSV of $172.3 million and $167.2 million, offset by outstanding policy loans of $69.6 million and $72.9 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor for $50.6 million and $45.9 million of net CSV as of April 30, 2015 and 2014, respectively; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include restricted stock units, restricted stock, stock options and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after tax basis, included in net income was $1.6 million and $0.5 million during fiscal 2015 and 2013, respectively. Foreign currency gains, on an after tax basis, included in net income were $1.0 million during fiscal 2014.

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

April 30, 2015

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, receivables due from clients and net CSV due from insurance companies, which is discussed above. Cash equivalents include investments in money market securities while investments include mutual funds and corporate bonds. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2015 and 2014, the Company had no other significant credit concentrations.

Recently Adopted Accounting Standards

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. This new guidance was effective on a prospective basis for fiscal years and interim reporting periods beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted and early adoption is permitted. The Company adopted this guidance during fiscal 2015 and the adoption did not have an impact on the financial statements of the Company.

In June 2013, the FASB issued guidance on how a liability for an unrecognized tax benefit should be presented in the financial statements if the ultimate settlement of such liability will not result in a cash payment to the tax authority but will, rather, reduce a deferred tax asset for a net operating loss or tax credit carryforward. The FASB concluded that, when settlement in such manner is available under tax law, the liability for an unrecognized tax benefit should be presented as a reduction of the deferred tax asset associated with the net operating loss or tax credit carryforward. This new guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company adopted this guidance during fiscal 2015 and the adoption did not have an impact on the financial statements of the Company.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

2. Basic and Diluted Earnings Per Share

Accounting Standards Codification 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant to certain employees restricted stock grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, we are required to apply the two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. The application of the two-class method did not have a material impact on the earnings per share calculation for fiscal 2014 and 2013.

During fiscal 2015, all shares of outstanding options were included in the computation of diluted earnings per share. During fiscal 2014 and 2013, options to purchase 0.04 million shares and 0.50 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During fiscal 2015, restricted stock awards of 0.5 million, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2015	2014	2013
	(in thousands, except per share data)
Net income	$88,357	$72,691	$33,293
Less: distributed and undistributed earnings to nonvested restricted stockholders	860	—	—

Basic net earnings attributable to common stockholders	87,497	72,691	33,293
Add: undistributed earnings to nonvested restricted stockholders	815	—	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	804	—	—

Diluted net earnings attributable to common stockholders	$87,508	$72,691	$33,293

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	49,052	48,162	47,224
Effect of dilutive securities:
Restricted stock	605	789	485
Stock options	105	194	174
ESPP	4	—	—

Diluted weighted-average number of common shares outstanding	49,766	49,145	47,883

Net earnings per common share:
Basic earnings per share	$1.78	$1.51	$0.71

Diluted earnings per share	$1.76	$1.48	$0.70

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

The components of accumulated other comprehensive loss were as follows:

	April 30,
	2015	2014
	(in thousands)
Foreign currency translation adjustments	$(20,919)	$15,604
Deferred compensation and pension plan adjustments, net of taxes	(19,708)	(18,006)
Unrealized gains on marketable securities, net of taxes	4	14

Accumulated other comprehensive loss, net	$(40,623)	$(2,388)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

The following tables summarizes the changes in each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of May 1, 2012	$22,813	$(15,658)	$36	$7,191
Unrealized (losses) gains arising during the period	(5,254)	(6,033)	13	(11,274)
Reclassification of realized net losses (gains) to net income	—	1,455	(3)	1,452

Balance as of April 30, 2013	17,559	(20,236)	46	(2,631)
Unrealized (losses) gains arising during the period	(1,955)	136	(64)	(1,883)
Reclassification of realized net losses to net income	—	2,094	32	2,126

Balance as of April 30, 2014	15,604	(18,006)	14	(2,388)
Unrealized losses arising during the period	(36,523)	(3,589)	(10)	(40,122)
Reclassification of realized net losses to net income	—	1,887	—	1,887

Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)

(1)	The tax effects on unrealized (losses) gains of $(2.3) million, $0.07 million and $(3.8) million as of April 30, 2015, 2014 and 2013, respectively. The tax effects on reclassifications of realized net losses of $1.2 million, $1.0 million and $0.9 million as of April 30, 2015, 2014 and 2013, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Restricted stock	$13,602	$11,689	$11,001
ESPP	162	—	—
Stock options	135	417	905

Total stock-based compensation expense, pre-tax	13,899	12,106	11,906
Tax benefit from stock-based compensation expense	(3,893)	(3,484)	(4,142)

Total stock-based compensation expense, net of tax	$10,006	$8,622	$7,764

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

amount of expense determined using the option valuation model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. The Company did not grant stock options in fiscal 2015, 2014 and 2013.

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

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan were as follows:

	April 30,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(in thousands, except per share data)
Outstanding, beginning of year	396	$16.23	1,100	$14.72	1,492	$14.00
Exercised	(179)	$16.99	(655)	$13.88	(238)	$9.32
Forfeited/expired	(15)	$17.72	(49)	$13.42	(154)	$16.87

Outstanding, end of year	202	$15.45	396	$16.23	1,100	$14.72

Exercisable, end of year	192	$15.07	337	$16.11	864	$15.01

As of April 30, 2015, the aggregate intrinsic value of both options outstanding and options exercisable was $3.2 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Outstanding stock options:

	April 30, 2015
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
	(in thousands, except per share data)
$9.75 — $ 13.82	48	1.3	$10.00	48	1.3	$10.00
$13.83 — $ 15.83	67	2.2	$13.94	67	2.2	$13.94
$15.84 — $ 19.88	50	0.3	$17.96	50	0.3	$17.96
$19.89 — $ 24.08	37	2.3	$21.87	27	1.9	$21.55

	202	1.5	$15.45	192	1.4	$15.07

Additional information pertaining to stock options:

	Year Ended April 30,
	2015	2014	2013
	(in thousands, except per share data)
Total fair value of stock options vested	$334	$984	$1,001
Total intrinsic value of stock options exercised	$2,425	$6,108	$1,547

Restricted Stock

The Company grants time-based restricted stock awards to executive officers and other senior employees generally vesting over a three to four year period. In addition, certain key management members typically receive time-based restricted stock awards upon commencement of employment and may receive them annually in conjunction with the Company’s performance review. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.

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

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to the fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock units on a straight-line basis over the vesting period. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest based on the probability that certain performance objectives will be met, exceeded, or fall below target levels, and takes into account these estimates when calculating the expense for the period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Restricted stock activity is summarized below:

	April 30,
	2015		2014		2013
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,880	$18.95	1,810	$16.38	1,781	$16.76
Granted	438	$29.93	809	$21.32	889	$13.93
Vested	(705)	$18.52	(535)	$14.54	(780)	$14.99
Forfeited/expired	(53)	$21.13	(204)	$17.19	(80)	$16.43

Non-vested, end of year	1,560	$22.15	1,880	$18.95	1,810	$16.38

As of April 30, 2015, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $3.7 million and $2.4 million, respectively.

As of April 30, 2015, there was $20.6 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.2 years. During fiscal 2015 and fiscal 2014, 121,775 shares and 112,792 shares of restricted stock totaling $4.0 million and $2.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. At the Company’s 2011 Annual Meeting of Stockholders, held on September 28, 2011, the Company’s stockholders approved an amendment and restatement of the ESPP, which among other things, increased the maximum number of shares that may be issued under the ESPP from 1.5 million shares to 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during fiscal 2014 and 2013. Effective January 1, 2015, the Company has once again allowed employees to authorize payroll deductions under the ESPP with the purchase of shares expected to take place in the first quarter of fiscal 2016. As of April 30, 2015, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During fiscal 2015, 2014 and 2013, the Company issued 178,950 shares, 654,458 shares and 237,856 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $3.0 million, $8.8 million and $2.1 million, respectively.

No shares were repurchased during fiscal 2015, 2014 and 2013, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

5. Marketable Securities

As of April 30, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$131,399	$—	$131,399
Corporate bonds	—	13,177	13,177

Total	131,399	13,177	144,576
Less: current portion of marketable securities	(12,580)	(13,177)	(25,757)

Non-current marketable securities	$118,819	$—	$118,819

As of April 30, 2014, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$116,207	$—	$116,207
Corporate bonds	—	18,352	18,352

Total	116,207	18,352	134,559
Less: current portion of marketable securities	(4,510)	(5,056)	(9,566)

Non-current marketable securities	$111,697	$13,296	$124,993

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $129.1 million and $117.6 million as of April 30, 2015 and 2014, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During fiscal 2015, 2014 and 2013, the fair value of the investments increased; therefore, the Company recognized income of $8.8 million, $9.5 million, and $7.6 million, respectively, which was recorded in other income, net.

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of April 30, 2015 and 2014, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$13,167	$11	$(1)	$13,177

	April 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$18,325	$31	$(4)	$18,352

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2015 and 2014, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. As of April 30, 2015, available-for-sale marketable securities have remaining maturities ranging from one month to eight months. During fiscal 2015 and 2014, the Company received $5.0 million and $33.3 million, respectively, in proceeds from sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment elections the employee makes from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of April 30, 2015 and 2014, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of April 30, 2015 and 2014, the Company’s marketable securities classified as trading were $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses) and $116.2 million (net of gross unrealized gains of $9.2 million and $0.7 million of gross unrealized losses), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2015	2014
	(in thousands)
Deferred compensation plans	$83,876	$82,153
Pension plan	5,262	4,424
International retirement plans	2,847	3,727
Executive Capital Accumulation Plan	99,461	89,308

Total benefit obligations	191,446	179,612
Less: current portion of benefit obligation	(18,014)	(10,377)

Non-current benefit obligation	$173,432	$169,235

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

April 30, 2015

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

Deferred Compensation Plans

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$82,153	$85,562	$78,479
Interest cost	2,835	2,566	2,868
Actuarial loss (gain)	4,863	(294)	9,420
Benefits paid	(5,975)	(5,681)	(5,205)

Benefit obligation, end of year	83,876	82,153	85,562
Less: current portion of benefit obligation	(5,554)	(5,593)	(5,182)

Non-current benefit obligation	$78,322	$76,560	$80,380

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Interest cost	$2,835	$2,566	$2,868
Amortization of actuarial loss	3,029	3,111	2,357

Net periodic benefit cost	$5,864	$5,677	$5,225

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2015	2014	2013
Discount rate, beginning of year	3.60%	3.12%	3.79%
Discount rate, end of year	3.28%	3.60%	3.12%
Rate of compensation increase	0.00%	0.00%	0.00%

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$4,424	$4,536	$4,214
Interest cost	154	137	154
Actuarial loss	1,001	92	426
Benefits paid	(317)	(341)	(258)

Benefit obligation, end of year	5,262	4,424	4,536
Less: current portion of benefit obligation	(278)	(274)	(232)

Non-current benefit obligation	$4,984	$4,150	$4,304

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Interest cost	$154	$137	$154
Amortization of actuarial loss	21	8	18

Net periodic benefit cost	$175	$145	$172

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2015	2014	2013
Discount rate, beginning of year	3.60%	3.12%	3.79%
Discount rate, end of year	3.28%	3.60%	3.12%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Compensation Plans	Pension Benefits
	(in thousands)
2016	$6,487	$322
2017	6,418	328
2018	6,192	331
2019	6,096	327
2020	6,375	331
2021-2025	30,904	1,487

During fiscal 2016, the Company expects to recognize $2.9 million in net periodic benefit expense from deferred compensation and pension plans that will be transferred from accumulated other comprehensive income through the amortization of actuarial losses in the consolidated statements of income.

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in eight foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2015 and 2014 is $2.8 million for 393 participants and $3.7 million for 383 participants, respectively. The Company’s contribution to these plans was $0.5 million and $0.6 million in fiscal 2015 and 2014, respectively.

Executive Capital Accumulation Plan

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over five, ten or fifteen years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The Company made contributions to the ECAP during fiscal 2015, 2014 and 2013, of $19.1 million, $17.2 million and $20.0 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2015, 2014 and 2013, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $5.9 million, $8.9 million and $6.3 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $8.8 million, $9.5 million and $7.6 million in fiscal 2015, 2014 and 2013, respectively, recorded in other income, net on the consolidated statements of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2015	2014
	(in thousands)
Balance, beginning of year	$89,308	$75,913
Employee contributions	3,048	2,748
Amortization of employer contributions	12,378	11,467
Gain on investment	5,871	8,884
Employee distributions	(10,295)	(9,044)
Exchange rate fluctuations	(849)	(660)

Balance, end of year	99,461	89,308
Less: current portion	(12,182)	(4,510)

Non-current portion, end of year	$87,279	$84,798

As of April 30, 2015 and 2014, the unamortized portion of the Company contributions to the ECAP was $29.7 million and $28.3 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company intends to make matching contributions related to fiscal 2015 in fiscal 2016. The Company made a $1.6 million matching contribution in fiscal 2015 related to contributions made by employees in fiscal 2014 and a $1.2 million matching contribution in fiscal 2014 related to contributions made by employees in fiscal 2013. The Company made no contributions in fiscal 2013.

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $172.3 million and $167.2 million is offset by outstanding policy loans of $69.6 million and $72.9 million in the accompanying consolidated balance sheets as of April 30, 2015 and 2014, respectively. Total death benefits payable, net of loans under COLI contracts, were $216.5 million and $214.2 million at April 30, 2015 and 2014, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $10.5 million, $8.2 million and $6.5 million during fiscal 2015, 2014 and 2013, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2015, COLI contracts with a net CSV of $72.2 million and death benefits payable, net of loans, of $123.8 million were held in trust for these purposes.

7. Restructuring Charges, Net

The Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions (PDI

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

and Global Novations, LLC) as well as other cost saving initiatives. This resulted in restructuring charges, net of $9.5 million against operations in fiscal 2015, of which $9.2 million relates to severance and $0.3 million, relates to consolidation/abandonment of premises.

During fiscal 2014, the Company continued the implementation of the fiscal 2013 restructuring plan in order to integrate PDI by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. This resulted in restructuring charges of $3.7 million against operations in fiscal 2014, of which $0.8 million relates to severance and $2.9 million relates to consolidation of premises.

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

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2013	$4,819	$6,729	$11,548
Restructuring charges, net	823	2,859	3,682
Reductions for cash payments	(5,884)	(6,821)	(12,705)
Exchange rate fluctuations	242	46	288

Liability as of April 30, 2014	—	2,813	2,813
Restructuring charges, net	9,224	244	9,468
Reductions for cash payments	(8,396)	(2,186)	(10,582)
Exchange rate fluctuations	(453)	(100)	(553)

Liability as of April 30, 2015	$375	$771	$1,146

As of April 30, 2015 and 2014, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.3 million and $0.7 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities and will be paid over the next three years.

The restructuring liability by segment is summarized below:

	April 30, 2015
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$51	$—	$51
Europe, Middle East and Africa (“EMEA”)	210	212	422

Total Executive Recruitment	261	212	473
LTC	58	320	378
Futurestep	52	239	291
Corporate	4	—	4

Liability as of April 30, 2015	$375	$771	$1,146

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

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

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Current income taxes:
Federal	$16,569	$6,982	$4,100
State	2,412	1,939	1,237
Foreign	13,650	15,502	8,759

Current provision for income taxes	32,631	24,423	14,096
Deferred income taxes:
Federal	3,140	5,094	(423)
State	(239)	177	1,895
Foreign	(2,006)	(1,202)	1,069

Deferred provision for income taxes	895	4,069	2,541

Total provision for income taxes	$33,526	$28,492	$16,637

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Domestic	$65,885	$42,411	$15,915
Foreign	53,817	56,603	31,905

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$119,702	$99,014	$47,820

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Foreign source income, net of credits generated	0.4	2.0	0.6
Foreign tax rates differential	(4.2)	(4.7)	(3.7)
COLI increase, net	(3.1)	(2.9)	(4.8)
Conclusion of U.S. federal tax audit	—	(2.7)	—
State income taxes, net of federal benefit	0.9	1.5	5.7
Change in uncertain tax positions	(0.1)	1.1	1.9
Other	(0.9)	(0.5)	0.1

Effective income tax rate	28.0%	28.8%	34.8%

In fiscal 2014, we recorded a tax benefit in connection with the conclusion of an IRS examination of the Company’s U.S. federal income tax returns for tax years ended April 30, 2010 and 2011. Subsequently, we filed amended state income tax returns to report the federal adjustments and, where permissible, combined certain of our subsidiaries that had previously filed separate tax returns into unitary filings that resulted in a state tax benefit in fiscal 2015.

Components of deferred tax assets and liabilities are as follows:

	April 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Deferred compensation	$71,182	$66,359
Loss and credit carryforwards	26,211	35,177
Reserves and accruals	9,344	8,706
Deferred rent	6,432	5,575
Deferred revenue	277	1,672
Allowance for doubtful accounts	1,831	1,536
Other	6,629	6,531

Gross deferred tax assets	121,906	125,556

Deferred tax liabilities:
Intangibles	(20,828)	(21,507)
Property and equipment	(6,289)	(6,277)
Prepaid expenses	(7,687)	(5,600)
Other	(5,653)	(5,678)

Gross deferred tax liabilities	(40,457)	(39,062)

Valuation allowances	(21,608)	(26,969)

Net deferred tax asset	$59,841	$59,525

The decrease in the valuation allowance primarily reflects an offsetting decrease in foreign deferred tax assets, predominantly net operating losses, due to exchange rates.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2015	2014
	(in thousands)
Current:
Deferred tax assets	$14,600	$15,591
Deferred tax liabilities	(10,488)	(10,813)
Valuation allowance	(285)	(292)

Current deferred tax asset	3,827	4,486

Non-current:
Deferred tax asset	107,306	109,965
Deferred tax liabilities	(29,969)	(28,249)
Valuation allowance	(21,323)	(26,677)

Non-current deferred tax asset, net	56,014	55,039

Net deferred tax assets	$59,841	$59,525

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

As of April 30, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of $5.0 million and $12.2 million, respectively, from the acquisition of PDI, which will begin to expire in 2028. The utilization of these losses is subject to an annual limitation as defined under Section 382 of the Internal Revenue Code. The Company has state net operating loss carryforwards of $21.8 million, which, if unutilized, will begin to expire in fiscal year 2016. The Company also has foreign net operating loss carryforwards of $85.6 million, which, if unutilized, will begin to expire in fiscal year 2016.

The Company has a plan to distribute a portion of the cash held in foreign locations to the U.S. These planned distributions will not give rise to any additional taxes. Other than these amounts, the Company has not provided for U.S. taxes or foreign withholding taxes on approximately $241.8 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes, however, is not practicable.

The Company or one of its subsidiaries files federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. In June 2014, the IRS commenced an examination of the Company’s fiscal year 2013 U.S. federal income tax return. The Company’s income tax returns are not otherwise under examination in any material jurisdiction. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal year 2010 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2015, the Company had a liability of $2.4 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefits, beginning of year	$2,701	$3,400	$—
Settlement with tax authority	(497)	(1,946)	—
Additions based on tax positions related to the current year	219	279	1,454
Additions based on tax positions related to prior years	—	968	1,946

Unrecognized tax benefits, end of year	$2,423	$2,701	$3,400

The liability for unrecognized tax benefits is included in income taxes payable in the consolidated balance sheets. The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce the Company’s liability for unrecognized tax benefits balance by approximately $1.4 million.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had approximately $0.7 million in accrued interest and penalties related to unrecognized tax benefits as of April 30, 2015 and 2014. The Company accrued approximately $0.1 million of interest related to unrecognized tax benefits in fiscal 2015 and fiscal 2014 and none in fiscal 2013.

9. Property and Equipment

Property and equipment include the following:

	April 30,
	2015	2014
	(in thousands)
Computer equipment and software (1)	$125,815	$113,941
Leasehold improvements	44,832	43,994
Furniture and fixtures	32,800	32,727
Automobiles	1,496	1,707

	204,943	192,369
Less: accumulated depreciation and amortization	(142,855)	(131,935)

Property and equipment, net	$62,088	$60,434

(1)	Depreciation expense for capitalized software was $9.0 million, $6.0 million and $4.0 million during fiscal 2015, 2014 and 2013, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $28.7 million and $26.4 million as of April 30, 2015 and 2014, respectively.

Depreciation expense for property and equipment was $19.4 million, $17.5 million and $14.0 million during fiscal 2015, 2014 and 2013, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

10. Long-Term Debt

The Company’s senior unsecured revolving Credit Agreement with Wells Fargo Bank, National Association, as lender (the “Lender”) dated January 18, 2013, as amended by Amendment No. 1, dated December 12, 2014 (the “Credit Agreement”), provides for an aggregate availability up to $75.0 million with an option to increase the facility by an additional $50.0 million, subject to the Lender’s consent, and a $15.0 million sub-limit for letters of credit. The Credit Agreement matures on January 18, 2018. Borrowings under the Credit Agreement bear interest, at the election of the Company, at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin or at the base rate plus the applicable margin. The base rate is the highest of (i) the published prime rate, (ii) the federal funds rate plus 1.50%, and (iii) one month LIBOR plus 1.50%. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the Company’s total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.50% to 1.50% per annum, while for base rate loans the applicable margin will range from 0.00% to 0.25% per annum. The Company is required to pay a quarterly commitment fee of 0.25% to 0.35% on the facility’s average daily unused commitments based on the Company’s total funded debt to adjusted EBITDA ratio. The financial covenants include a maximum total funded debt to adjusted EBITDA ratio and a minimum adjusted EBITDA, each as defined in the Credit Agreement. As of April 30, 2015, the Company is in compliance with its financial covenants. In addition, there is a domestic liquidity requirement that the Company maintain $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock. The Company is limited in consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock to a cumulative total of $125.0 million in any fiscal year. Subject to the foregoing, we are permitted to pay up to $50.0 million in dividends in any fiscal year (subject to the satisfaction of certain conditions). The Credit Agreement also contains other usual and customary affirmative and negative covenants, which included limitations on additional indebtedness, guaranties, pledge of assets, investments, and asset sales and mergers. The credit facility was jointly and severally guaranteed by the Company’s existing and future subsidiaries (other than immaterial subsidiaries, non-tax preferred subsidiaries, and certain foreign subsidiaries) (the “guarantors”), and could be prepaid and early terminated by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

As of April 30, 2015 and 2014, the Company had no borrowings under its long-term debt arrangements. At April 30, 2015 and 2014, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company has a total of $1.6 million and $1.5 million of standby letters of credits with other financial institutions as of April 30, 2015 and 2014, respectively.

The Company has outstanding borrowings against the CSV of COLI contracts of $69.6 million and $72.9 million at April 30, 2015 and 2014, respectively. CSV reflected in the accompanying consolidated balance sheet is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

11. Business Segments

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

services, industrial, life sciences/healthcare and technology industries. LTC assists clients with ongoing assessment and development of their senior executives and management teams, and addresses three fundamental needs: Talent Strategy, Succession Management, and Leadership Development, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Recruitment business segment is managed by geographic regional leaders and LTC and Futurestep worldwide operations are managed by its President and Chief Executive Officer, respectively. The Executive Recruitment geographic regional leaders, the president of LTC and Chief Executive Officer of Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration and acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

Financial highlights by business segment are as follows:

	Year Ended April 30, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$330,634	$153,465	$84,148	$29,160	$597,407	$267,018	$163,727	$—	$1,028,152
Total revenue	$344,913	$158,052	$87,142	$29,218	$619,325	$275,220	$171,521	$—	$1,066,066
Net income									$88,357
Other income, net									(7,458)
Interest expense, net									1,784
Equity in earnings of unconsolidated subsidiaries, net									(2,181)
Income tax provision									33,526

Operating income (loss)	$80,818	$18,867	$14,631	$4,704	$119,020	$28,175	$19,940	$(53,107)	$114,028
Depreciation and amortization	3,515	1,764	1,045	350	6,674	13,427	1,882	5,614	27,597
Other income (loss), net	288	83	369	109	849	(22)	54	6,577	7,458
Equity in earnings of unconsolidated subsidiaries, net	426	—	—	—	426	—	—	1,755	2,181

EBITDA	85,047	20,714	16,045	5,163	126,969	41,580	21,876	(39,161)	151,264
Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	959	959

Adjusted EBITDA	$86,198	$24,701	$16,062	$5,392	$132,353	$44,338	$23,030	$(38,030)	$161,691

Identifiable assets (1)	$327,446	$156,072	$94,099	$25,328	$602,945	$265,546	$103,782	$345,528	$1,317,801
Long-lived assets (1)	$17,271	$3,885	$4,235	$966	$26,357	$12,377	$4,204	$19,150	$62,088
Goodwill (1)	$49,603	$45,922	$972	$—	$96,497	$129,549	$28,394	$—	$254,440

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

	Year Ended April 30, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$306,768	$147,917	$84,816	$29,374	$568,875	$254,636	$136,790	$—	$960,301
Total revenue	$321,473	$152,525	$87,606	$29,586	$591,190	$262,962	$141,407	$—	$995,559
Net income									$72,691
Other income, net									(9,769)
Interest expense, net									2,363
Equity in earnings of unconsolidated subsidiaries, net									(2,169)
Income tax provision									28,492

Operating income (loss)	$70,256	$23,168	$17,274	$5,654	$116,352	$23,847	$13,352	$(61,943)	$91,608
Depreciation and amortization	3,579	2,727	1,383	323	8,012	12,491	1,797	3,872	26,172
Other income, net	631	632	203	303	1,769	106	583	7,311	9,769
Equity in earnings of unconsolidated subsidiaries, net	383	—	—	—	383	—	—	1,786	2,169

EBITDA	74,849	26,527	18,860	6,280	126,516	36,444	15,732	(48,974)	129,718
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$75,665	$26,987	$18,920	$6,280	$127,852	$37,593	$16,866	$(44,017)	$138,294

Identifiable assets (1)	$295,865	$157,610	$83,292	$25,587	$562,354	$255,590	$111,036	$304,686	$1,233,666
Long-lived assets (1)	$18,647	$5,515	$2,978	$1,168	$28,308	$11,976	$2,550	$17,600	$60,434
Goodwill (1)	$52,086	$51,557	$972	$—	$104,615	$119,350	$33,617	$—	$257,582

	Year Ended April 30, 2013
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$290,317	$128,807	$73,221	$30,134	$522,479	$168,115	$122,237	$—	$812,831
Total revenue	$305,993	$132,988	$75,359	$30,491	$544,831	$176,566	$128,304	$—	$849,701
Net income									$33,293
Other income, net									(6,309)
Interest expense, net									2,365
Equity in earnings of unconsolidated subsidiaries, net									(2,110)
Income tax provision									16,637

Operating income (loss)	$58,832	$9,173	$6,973	$5,987	$80,965	$6,424	$10,975	$(54,488)	$43,876
Depreciation and amortization	4,726	2,347	1,546	372	8,991	6,012	1,180	2,821	19,004
Other income (loss), net	466	95	200	32	793	(75)	51	5,540	6,309
Equity in earnings of unconsolidated subsidiaries, net	434	—	—	—	434	—	—	1,676	2,110

EBITDA	64,458	11,615	8,719	6,391	91,183	12,361	12,206	(44,451)	71,299
Restructuring charges, net	3,583	3,982	629	—	8,194	10,198	3,527	938	22,857
Integration/acquisition costs	—	—	—	—	—	—	—	3,106	3,106
Separation costs	—	516	—	—	516	—	—	—	516

Adjusted EBITDA	$68,041	$16,113	$9,348	$6,391	$99,893	$22,559	$15,733	$(40,407)	$97,778

Identifiable assets (1)	$209,079	$148,491	$72,303	$23,616	$453,489	$248,611	$93,331	$319,798	$1,115,229
Long-lived assets (1)	$19,167	$6,312	$2,784	$894	$29,157	$10,383	$2,523	$11,565	$53,628
Goodwill (1)	$54,513	$50,264	$972	$—	$105,749	$119,090	$32,454	$—	$257,293

(1)	As of the end of the fiscal year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Fee revenue attributed to an individual customer or country, other than the U.S., did not account for more than 10% of the total in fiscal year 2015, 2014 or 2013. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
U.S.	$557,024	$507,280	$416,987
Other countries	471,128	453,021	395,844

Total fee revenue	$1,028,152	$960,301	$812,831

Long-lived assets, excluding financial instruments and tax assets, classified by controlling countries over 10% of the total are as follows:

	Year Ended April 30,
	2015	2014	2013
	(in thousands)
U.S. (1)	$50,103	$47,411	$40,200
Other countries	11,985	13,023	13,428

Total long-lived assets	$62,088	$60,434	$53,628

(1)	Includes Corporate long-lived assets

12. Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated (no acquisitions were completed in fiscal 2014):

	Year Ended April 30,
	2015 (1)	2013 (2) (3)
	(in thousands)
Assets acquired	$3,361	$32,784
Intangibles acquired	6,600	42,800
Liabilities acquired	2,691	31,506

Net assets acquired	7,270	44,078
Purchase price	17,496	126,917

Goodwill	$10,226	$82,839

Acquisition costs	$501	$2,710

Goodwill by segment — LTC	$10,226	$82,839

(1)

On March 1, 2015, the Company acquired all outstanding membership interest of Pivot Leadership, a global provider of innovative, customized and scalable executive development programs, for $17.5 million, net of cash acquired, which includes $2.2 million in contingent consideration. As of April 30, 2015, the contingent consideration is included in other liabilities in the accompanying consolidated balance sheets. The contingent consideration is based on the achievement of certain revenue targets and can be up to $6.5 million, payable in four installments in fiscal 2017 to 2020. The acquisition will allow us to integrate the Company’s talent management solution with Pivot’s executive learning capabilities. Actual results of

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

operations of Pivot Leadership are included in the Company’s consolidated financial statements from March 1, 2015, the effective date of the acquisition, and include $3.7 million and $20.0 million in fee revenue and total assets, respectively, during fiscal 2015.

(2)	On December 31, 2012, the Company acquired all outstanding shares of Minneapolis-based PDI, a leading, globally-recognized provider of leadership assessment and development solutions, for $92.5 million, net of cash acquired, which includes $14.9 million in contingent consideration, for the achievement of certain post-closing synergies. During fiscal 2014, the Company paid $15.0 million (includes the interest accreted since December 31, 2012) in contingent consideration to the selling stockholders of PDI as a result of the achievement of certain pre-determined goals associated with expense synergies. PDI has been in business for over 45 years and operates in more than 20 global locations. The acquisition strengthens and expands the Company’s talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of PDI are included in the Company’s consolidated financial statements from December 31, 2012, the effective date of the acquisition.

(3)	On September 1, 2012, the Company acquired all outstanding membership interests of Global Novations, LLC, (“Global Novations”) a leading provider of diversity and inclusion and leadership development solutions, for $34.5 million in cash, net of cash acquired. Global Novations has more than 150 offerings designed to develop leaders, enable high-performing cultures and deliver business outcomes for its clients. Key diversity and inclusion and leadership offerings include consulting, training and education and e-learning. Global Novations has more than 30 years of experience and has served clients in more than 40 countries, including more than half of the Fortune 100. The acquisition strengthens and expands the Company’s talent management offerings through adding complementary product and service offerings and rich intellectual property. Actual results of operations of Global Novations are included in the Company’s consolidated financial statements from September 1, 2012, the effective date of the acquisition.

The aggregate purchase price for Pivot Leadership was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of April 30, 2015, the allocations pertaining to the Pivot acquisition remain preliminary as it relates to, among other things, items such as income taxes. During fiscal 2014, adjustments to the preliminary purchase price allocation relating to the PDI acquisition, resulted in an increase in the purchase price and goodwill of $0.2 million. Tax deductible goodwill from fiscal 2015 and 2013 acquisitions amounted to $8.0 million and $20.5 million, respectively.

13. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Recruitment
	North America	EMEA	Asia Pacific	Subtotal	LTC	Futurestep	Consolidated
	(in thousands)
Balance as of April 30, 2013	$54,513	$50,264	$972	$105,749	$119,090	$32,454	$257,293
Additions (1)	—	—	—	—	229	—	229
Exchange rate fluctuations	(2,427)	1,293	—	(1,134)	31	1,163	60

Balance as of April 30, 2014	52,086	51,557	972	104,615	119,350	33,617	257,582
Additions	—	—	—	—	10,226	—	10,226
Exchange rate fluctuations	(2,483)	(5,635)	—	(8,118)	(27)	(5,223)	(13,368)

Balance as of April 30, 2015	$49,603	$45,922	$972	$96,497	$129,549	$28,394	$254,440

(1)	During fiscal 2014, adjustments to the preliminary purchase accounting allocation relating to the PDI acquisition, resulted in an increase in goodwill (see Note 12 — Acquisitions).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Intangible assets include the following:

	April 30, 2015			April 30, 2014
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$41,099	$(12,578)	$28,521	$34,899	$(8,674)	$26,225
Intellectual property	22,900	(10,130)	12,770	22,900	(7,009)	15,891
Proprietary databases	4,256	(2,351)	1,905	4,256	(1,925)	2,331
Trademarks	3,986	(3,291)	695	3,686	(2,559)	1,127
Non-compete agreements	910	(673)	237	810	(610)	200

Total	$73,151	$(29,023)	44,128	$66,551	$(20,777)	45,774

Unamortized intangible assets:
Trademarks			3,800			3,800
Exchange rate fluctuations			(27)			(14)

Intangible assets			$47,901			$49,560

Acquisition-related intangible assets acquired in fiscal 2015 include customer lists, trademarks, and non-compete agreements of $6.2 million, $0.3 million, and $0.1 million, respectively. Customer lists, trademarks and non-compete agreements have a weighted-average useful lives from the date of purchase of ten years, one year, and five years, respectively.

Amortization expense for amortized intangible assets was $8.2 million, $8.7 million and $5.0 million during fiscal 2015, 2014 and 2013, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2016	$7,907
2017	6,332
2018	5,648
2019	4,394
2020	4,110
Thereafter	15,737

$44,128

All amortizable intangible assets will be fully amortized by the end of fiscal 2031.

14. Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2015, 2014 and 2013 amounted to $38.0 million, $39.6 million and $38.4 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2016	$41,624
2017	39,542
2018	35,958
2019	32,126
2020	30,715
Thereafter	137,451

$317,416

Employment Agreements

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

During fiscal 2014, in connection with an employment dispute, the Company recorded expenses in the amount of $4.5 million in compensation and benefits expense. The Company settled the liability and as of April 30, 2015 and 2014, carries no liability regarding this matter.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

15. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statement of income data for the quarters in fiscal 2015 and 2014. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2015				Fiscal 2014
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$271,717	$249,545	$255,702	$251,188	$251,712	$242,184	$237,968	$228,437
Operating income	$28,092	$32,927	$34,416	$18,593	$24,480	$27,302	$23,165	$16,661
Net income	$25,482	$22,939	$25,403	$14,533	$21,211	$21,304	$18,759	$11,417
Net earnings per common share:
Basic	$0.51	$0.46	$0.52	$0.30	$0.44	$0.44	$0.39	$0.24
Diluted	$0.51	$0.46	$0.51	$0.29	$0.43	$0.43	$0.38	$0.24

16. Subsequent Events

Quarterly Dividend Declaration

On June 10, 2015, the Board of Directors of the Company declared a cash dividend under its recently adopted dividend policy. The dividend of $0.10 per share will be paid on July 15, 2015 to holders of the Company’s common stock of record at the close of business on June 25, 2015. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Amendment to Credit Agreement

On June 3, 2015, we entered into Amendment No. 2 to the Credit Agreement which became effective as of June 5, 2015 (the “Amendment No. 2”), in order to amend certain terms of the Credit Agreement (as amended pursuant to Amendment No. 2, the “Amended Credit Agreement”).

Amendment No. 2, among other things, (i) increased the aggregate amount available under revolving credit facility to $150.0 million, which includes a $15.0 million sub-limit for letters of credit, with an option to increase the credit facility by an additional $50.0 million prior to December 3, 2019, subject to the Lender’s consent and the satisfaction of certain conditions (including the requirement, if the Lender acting in its sole discretion so elects, that the credit facility under the Amended Credit Agreement become secured at such time by substantially all the assets of the Company and the guarantors); (ii) extended the maturity date to June 3, 2020, (iii) amended the financial covenants so as to require the Company to maintain a minimum adjusted EBITDA and a maximum total funded debt to adjusted EBITDA ratio; (iv) amended the pricing applicable to borrowings under the Amended Credit Agreement, as described below; (v) amended certain covenants relating to permitted acquisitions, dividends and share repurchases, including increasing the amount of dividends permitted to be paid in any fiscal year to up to $75.0 million; (vi) amended the definition of “domestic liquidity” to include amounts available to be borrowed under the increased credit facility; and (vii) effected certain technical and conforming changes.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2015

As of June 5, 2015, borrowings under the Amended Credit Agreement will bear interest, at our election, at the adjusted LIBOR plus the applicable margin or at the base rate plus the applicable margin. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the Company’s total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.875% to 1.75% per annum, while for base rate loans, the applicable margin will range from 0.00% to 0.75% per annum. As of June 5, 2015, we are required to pay a quarterly commitment fee of 0.25% to 0.40% on the revolving credit facility’s average daily unused commitments based on the Company’s total funded debt to adjusted EBITDA ratio. The definition of domestic liquidity requirement under the Amended Credit Agreement requires that we maintain at least $50.0 million in unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock. Undrawn amounts on our line of credit may be used to calculate domestic liquidity. The Company is limited in consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock to a cumulative total of $125.0 million in any fiscal year. Subject to the foregoing, the Company is permitted to pay up to $75.0 million in dividends and share repurchases, in aggregate, in any fiscal year (subject to the satisfaction of certain conditions).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

April 30, 2015

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	(Charges) Recoveries to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2015	$9,513	$7,741	$(693)	$(6,603)	$9,958
Year Ended April 30, 2014	$9,097	$7,840	$291	$(7,715)	$9,513
Year Ended April 30, 2013	$9,437	$6,748	$(118)	$(6,970)	$9,097

Deferred tax asset valuation allowance:
Year Ended April 30, 2015	$26,969	$2,537	$—	$(7,898)	$21,608
Year Ended April 30, 2014	$27,731	$3,728	$—	$(4,490)	$26,969
Year Ended April 30, 2013	$25,089	$5,678	$—	$(3,036)	$27,731

(1)	Exchange rate fluctuations.

(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.