Form 10-Q
period 2015-07-31
KORN FERRY INTERNATIONAL
filed 2015-09-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of shares outstanding of our common stock as of September 1, 2015 was 51,201,229 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2015	April 30, 2015
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$276,514	$380,838
Marketable securities	19,859	25,757
Receivables due from clients, net of allowance for doubtful accounts of $10,344 and $9,958, respectively	199,533	188,543
Income taxes and other receivables	9,835	10,966
Deferred income taxes	1,211	3,827
Prepaid expenses and other assets	35,923	31,054

Total current assets	542,875	640,985
Marketable securities, non-current	118,079	118,819
Property and equipment, net	61,800	62,088
Cash surrender value of company owned life insurance policies, net of loans	105,111	102,691
Deferred income taxes, net	53,506	56,014
Goodwill	250,835	254,440
Intangible assets, net	45,655	47,901
Investments and other assets	44,683	34,863

Total assets	$1,222,544	$1,317,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$18,005	$19,238
Income taxes payable	1,819	3,813
Compensation and benefits payable	120,961	219,364
Other accrued liabilities	62,098	63,595

Total current liabilities	202,883	306,010
Deferred compensation and other retirement plans	174,988	173,432
Other liabilities	22,974	23,110

Total liabilities	400,845	502,552

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 63,549 and 62,863 shares issued and 51,195 and 50,573 shares outstanding, respectively	467,511	463,839
Retained earnings	410,000	392,033
Accumulated other comprehensive loss, net	(55,812)	(40,623)

Total stockholders’ equity	821,699	815,249

Total liabilities and stockholders’ equity	$1,222,544	$1,317,801

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2015	2014
	(in thousands, except per share data)
Fee revenue	$267,394	$251,188
Reimbursed out-of-pocket engagement expenses	11,941	9,137

Total revenue	279,335	260,325

Compensation and benefits	179,456	169,106
General and administrative expenses	37,491	37,368
Reimbursed expenses	11,941	9,137
Cost of services	10,120	9,465
Depreciation and amortization	7,423	6,770
Restructuring charges, net	—	9,886

Total operating expenses	246,431	241,732

Operating income	32,904	18,593
Other (loss) income, net	(74)	2,177
Interest expense, net	(299)	(794)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	32,531	19,976
Equity in earnings of unconsolidated subsidiaries, net	725	466
Income tax provision	10,174	5,909

Net income	$23,082	$14,533

Earnings per common share:
Basic	$0.46	$0.30

Diluted	$0.46	$0.29

Weighted-average common shares outstanding:
Basic	49,493	48,703

Diluted	50,014	49,591

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Net income	$23,082	$14,533
Other comprehensive income:
Foreign currency translation adjustments	(15,632)	(3,680)
Deferred compensation and pension plan adjustments, net of tax	447	487
Unrealized losses on marketable securities, net of tax	(4)	(6)

Comprehensive income	$7,893	$11,334

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$23,082	$14,533
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,423	6,770
Stock-based compensation expense	3,691	3,319
Provision for doubtful accounts	2,068	1,911
Gain on cash surrender value of life insurance policies	(2,494)	(3,263)
Gain on marketable securities	(665)	(2,018)
Deferred income taxes	5,124	4,859
Change in other assets and liabilities:
Deferred compensation	(1,820)	1,715
Receivables due from clients	(13,058)	(28,312)
Income tax and other receivables	1,145	152
Prepaid expenses and other assets	(4,869)	(2,909)
Investment in unconsolidated subsidiaries	(725)	(466)
Income taxes payable	(1,990)	(4,967)
Accounts payable and accrued liabilities	(96,737)	(77,636)
Other	(10,368)	(3,735)

Net cash used in operating activities	(90,193)	(90,047)

Cash flows from investing activities:
Purchase of property and equipment	(5,485)	(6,590)
Purchase of marketable securities	(9,116)	(4,319)
Proceeds from sales/maturities of marketable securities	16,364	7,812
Premium on company-owned life insurance policies	(404)	(419)
Proceeds from life insurance policies	1,659	1,801
Dividends received from unconsolidated subsidiaries	806	318

Net cash provided by (used in) investing activities	3,824	(1,397)

Cash flows from financing activities:
Purchase of common stock	(6,573)	(3,731)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,379	1,479
Tax benefit related to stock-based compensation	4,064	1,165
Dividends paid to shareholders	(5,115)	—
Payments on life insurance policy loans	(1,151)	(705)

Net cash used in financing activities	(6,396)	(1,792)

Effect of exchange rate changes on cash and cash equivalents	(11,559)	(1,908)

Net decrease in cash and cash equivalents	(104,324)	(95,144)
Cash and cash equivalents at beginning of period	380,838	333,717

Cash and cash equivalents at end of period	$276,514	$238,573

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

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

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2015 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of July 31, 2015 and April 30, 2015, the Company included deferred revenue of $39.5 million and $40.5 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2015 and April 30, 2015, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available. As of July 31, 2015 and April 30, 2015, the Company had cash equivalents of $168.8 million and $260.6 million, respectively.

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

The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 — Marketable Securities) and are classified as trading securities. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. The changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other (loss) income, net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three months ended July 31, 2015 and 2014, no other-than-temporary impairment was recognized.

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

As of July 31, 2015 and April 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2015, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There were no indicators of impairment as of July 31, 2015 and April 30, 2015 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2015 and April 30, 2015, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $42.4 million and $39.0 million for the three months ended July 31, 2015 and 2014, respectively, which was reduced by a change in the previous years’ estimate recorded in the three months ended July 31, 2015 and 2014, of $0.6 million and $0.3 million, respectively. This resulted in net bonus expense of $41.8 million and $38.7 million in the three months ended July 31, 2015 and 2014, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

July 31, 2015

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments principally include restricted stock units, restricted stock, stock options and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock options and stock purchase under the ESPP on a straight-line basis over the service period for the entire award.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017 as opposed to the original effective date of December 15, 2016. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The Company is currently evaluating the effect the guidance will have on our financial condition and results of operations.

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

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. The application of the two-class method did not have a material impact on the earnings per share calculation for the three months ended July 31, 2014.

During the three months ended July 31, 2015 and 2014, all shares of outstanding options were included in the computation of diluted earnings per share. During the three months ended July 31, 2015, restricted stock awards of 0.5 million, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2015	2014
	(in thousands, except per share data)
Net income	$23,082	$14,533
Less: distributed and undistributed earnings to nonvested restricted stockholders	224	—

Basic net earnings attributable to common stockholders	22,858	14,533
Add: undistributed earnings to nonvested restricted stockholders	176	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	174	—

Diluted net earnings attributable to common stockholders	22,860	14,533

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	49,493	48,703
Effect of dilutive securities:
Restricted stock	452	756
Stock options	66	132
ESPP	3	—

Diluted weighted-average number of common shares outstanding	50,014	49,591

Net earnings per common share:
Basic earnings per share	$0.46	$0.30

Diluted earnings per share	$0.46	$0.29

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

The components of accumulated other comprehensive loss were as follows:

	July 31, 2015	April 30, 2015
	(in thousands)
Foreign currency translation adjustments	$(36,551)	$(20,919)
Deferred compensation and pension plan adjustments, net of tax	(19,261)	(19,708)
Unrealized gains on marketable securities, net of tax	—	4

Accumulated other comprehensive loss, net	$(55,812)	$(40,623)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)
Unrealized losses arising during the period	(15,632)	—	(4)	(15,636)
Reclassification of realized net losses to net income	—	447	—	447

Balance as of July 31, 2015	$(36,551)	$(19,261)	$—	$(55,812)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2014:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2014	$15,604	$(18,006)	$14	$(2,388)
Unrealized losses arising during the period	(3,680)	—	(6)	(3,686)
Reclassification of realized net losses to net income	—	487	—	487

Balance as of July 31, 2014	$11,924	$(17,519)	$8	$(5,587)

(1)	The tax effects on the reclassifications of realized net losses was $0.3 million for both the three months ended July 31, 2015 and 2014.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Restricted stock	$3,554	$3,252
ESPP	120	—
Stock options	17	67

Total stock-based compensation expense, pre-tax	3,691	3,319
Tax benefit from stock-based compensation expense	(1,154)	(982)

Total stock-based compensation expense, net of tax	$2,537	$2,337

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. The Company did not grant stock options in the three months ended July 31, 2015 and 2014.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

Stock Options

Stock option transactions under the Company’s Second A&R 2008 Plan were as follows:

	Three Months Ended July 31, 2015
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2015	202	$15.45
Exercised	(72)	$15.62
Forfeited/expired	(5)	$17.97

Outstanding, July 31, 2015	125	$15.30	1.69	$2,272

Exercisable, July 31, 2015	125	$15.30	1.69	$2,272

Additional information pertaining to stock options:

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Total fair value of stock options vested	$96	$324
Total intrinsic value of stock options exercised	$1,360	$1,039

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

Restricted stock activity during the three months ended July 31, 2015 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2015	1,560	$22.15
Granted	579	$25.13
Vested	(695)	$14.74
Forfeited/expired	(9)	$23.96

Non-vested, July 31, 2015	1,435	$26.93

As of July 31, 2015, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $7.8 million and $1.9 million, respectively.

As of July 31, 2015, there was $31.3 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. During the three months ended July 31, 2015 and 2014, 188,104 shares and 125,421 shares of restricted stock totaling $6.6 million and $3.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during the three months ended July 31, 2014. On January 1, 2015, the Company once again allowed employees to participate in the ESPP. During the three months ended July 31, 2015, employees purchased 44,334 shares at $29.55 per share. As of July 31, 2015, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2015 and 2014, the Company issued 71,428 shares and 85,321 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $1.1 million and $1.5 million, respectively.

No shares were repurchased during the three months ended July 31, 2015 and 2014, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

5. Marketable Securities

As of July 31, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$127,793	$—	$127,793
Corporate bonds	—	10,145	10,145

Total	127,793	10,145	137,938
Less: current portion of marketable securities	(9,714)	(10,145)	(19,859)

Non-current marketable securities	$118,079	$—	$118,079

As of April 30, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$131,399	$—	$131,399
Corporate bonds	—	13,177	13,177

Total	131,399	13,177	144,576
Less: current portion of marketable securities	(12,580)	(13,177)	(25,757)

Non-current marketable securities	$118,819	$—	$118,819

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $125.5 million and $129.1 million as of July 31, 2015 and April 30, 2015, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During the three months ended July 31, 2015 and 2014, the fair value of the investments increased; therefore, the Company recognized income of $0.7 million and $2.0 million, respectively, which was recorded in other (loss) income, net.

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of July 31, 2015 and April 30, 2015, the Company had no investments classified as Level 3.

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	July 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$10,143	$3	$(1)	$10,145

	April 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$13,167	$11	$(1)	$13,177

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2015 and April 30, 2015, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. As of July 31, 2015, available-for-sale marketable securities have remaining maturities ranging from two to five months. During the three months ended July 31, 2015 and 2014, the Company received $3.0 million and $2.0 million, respectively, in proceeds from maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of July 31, 2015 and April 30, 2015, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of July 31, 2015 and April 30, 2015, the Company’s marketable securities classified as trading were $127.8 million (net of gross unrealized gains of $8.0 million and $0.6 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2015	2014
	(in thousands)
Amortization of actuarial loss	$731	$763
Interest cost	703	747

Net periodic benefit costs	$1,434	$1,510

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $173.6 million and $172.3 million is offset by outstanding policy loans of $68.5 million and $69.6 million in the accompanying consolidated balance sheets as of July 31, 2015 and April 30, 2015, respectively. The CSV value of the underlying COLI investments increased by $2.5 million and $3.3 million during the three months ended July 31, 2015 and 2014, respectively, recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company made contributions to the ECAP during the three months ended July 31, 2015 and 2014 of $2.0 million and $1.2 million, respectively. The Company expects to contribute an additional $20.0 million during the remainder of fiscal 2016. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Participants generally vest in Company contributions over a four year period.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2015 and 2014, deferred compensation liability increased; therefore, the Company recognized in compensation expense $0.7 million and $1.7 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $0.7 million and $2.0 million during the three months ended July 31, 2015 and 2014, respectively, recorded in other (loss) income, net on the consolidated statement of income (see Note 5 — Marketable Securities).

7. Business Segments

The Company currently operates in three global businesses: Executive Recruitment, LTC and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. LTC assists clients with ongoing assessment and development of their senior executives and management teams, and addresses three fundamental needs: Talent Strategy, Succession Management, and Leadership Development, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Recruitment business segment is managed by geographic regional leaders and LTC and Futurestep worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders and the Chief Executive Officers of LTC and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$90,359	$36,090	$19,215	$6,426	$152,090	$69,240	$46,064	$—	$267,394
Total revenue	$94,399	$37,171	$19,990	$6,432	$157,992	$71,441	$49,902	$—	$279,335
Net income									$23,082
Other loss, net									74
Interest expense, net									299
Equity in earnings of unconsolidated subsidiaries, net									(725)
Income tax provision									10,174

Operating income (loss)	$24,145	$6,276	$2,986	$1,508	$34,915	$7,495	$6,189	$(15,695)	$32,904
Depreciation and amortization	827	365	246	78	1,516	3,748	585	1,574	7,423
Other income (loss), net	32	143	18	239	432	(863)	—	357	(74)
Equity in earnings of unconsolidated subsidiaries, net	86	—	—	—	86	—	—	639	725

EBITDA	25,090	6,784	3,250	1,825	36,949	10,380	6,774	(13,125)	40,978
Integration/acquisition costs	—	—	—	—	—	329	—	345	674

Adjusted EBITDA	$25,090	$6,784	$3,250	$1,825	$36,949	$10,709	$6,774	$(12,780)	$41,652

	Three Months Ended July 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$82,300	$40,297	$19,534	$6,284	$148,415	$63,548	$39,225	$—	$251,188
Total revenue	$86,082	$41,429	$20,369	$6,309	$154,189	$65,420	$40,716	$—	$260,325
Net income									$14,533
Other income, net									(2,177)
Interest expense, net									794
Equity in earnings of unconsolidated subsidiaries, net									(466)
Income tax provision									5,909

Operating income (loss)	$18,998	$2,643	$2,522	$73	$24,236	$3,460	$3,457	$(12,560)	18,593
Depreciation and amortization	904	489	294	85	1,772	3,252	446	1,300	6,770
Other income (loss), net	129	46	109	33	317	217	(2)	1,645	2,177
Equity in earnings of unconsolidated subsidiaries, net	68	—	—	—	68	—	—	398	466

EBITDA	20,099	3,178	2,925	191	26,393	6,929	3,901	(9,217)	28,006
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$21,250	$7,165	$2,942	$568	$31,925	$9,687	$5,325	$(9,045)	$37,892

8. Long-Term Debt

On June 3, 2015, the Company amended its senior unsecured revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Lender”), which became effective on June 5, 2015. The Credit Agreement provides for an aggregate availability under the revolving credit facility up to $150.0 million, which includes a $15.0 million sub-limit for letters of credit, with an option to increase the credit facility by an additional $50.0 million prior to December 3, 2019, subject to the Lender’s consent and the satisfaction of certain conditions (including the requirement, if the Lender acting in its sole discretion so elects, that the credit facility under the Credit Agreement become secured at such time by substantially all the assets of the Company and the guarantors). The Credit Agreement matures on June 3, 2020.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2015

Borrowings under the Credit Agreement bear interest, at the Company’s election, at the adjusted London Interbank Offered Rate (“LIBOR”) plus the applicable margin or at the base rate plus the applicable margin. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the Company’s total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.875% to 1.75% per annum, while for base rate loans, the applicable margin will range from 0.00% to 0.75% per annum. The Company is required to pay a quarterly commitment fee of 0.25% to 0.40% on the revolving credit facility’s average daily unused commitments based on the Company’s total funded debt to adjusted EBITDA ratio. In addition, there is a domestic liquidity requirement that we maintain at least $50.0 million in domestic liquidity defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock. Undrawn amounts on our line of credit may be used to calculate domestic liquidity. The Company is also limited in consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock to a cumulative total of $125.0 million in any fiscal year. Subject to the foregoing, the Company is permitted to pay up to $75.0 million in dividends and share repurchases, in aggregate, in any fiscal year (subject to the satisfaction of certain conditions).

As of July 31, 2015 and April 30, 2015, the Company had no borrowings under its long-term debt arrangements. At July 31, 2015 and April 30, 2015, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company had a total of $1.4 million and $1.6 million of standby letters of credits with other financial institutions as of July 31, 2015 and April 30, 2015, respectively.

9. Subsequent Events

Quarterly Dividend Declaration

On September 7, 2015, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on October 15, 2015 to holders of the Company’s common stock of record at the close of business on September 25, 2015. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability and efforts to develop new services, clients and practices, changes in our accounting estimates and assumptions, our investments in marketable securities, alignment of our cost structure, risks related to the integration of recently acquired businesses, seasonality, impacts of our dividend policy on our ability to pursue growth opportunities, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

In fiscal 2015, we undertook an effort to bring together all our internally developed and acquired intellectual property in Korn Ferry’s Four Dimensions of Leadership (“KF4D”), our newest and most robust assessment tools for Executive Recruitment, LTC and Futurestep. We have identified four crucial areas that matter most for individual and organizational success. The analytics we collect enable us to help organizations accentuate strengths and identify areas to develop, as well as understand how they stack up against their competition:

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

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 7 —Business Segments, in the Notes to our Consolidated Financial for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration and acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, it may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Fee revenue increased $16.2 million, or 6% in the three months ended July 31, 2015 to $267.4 million compared to $251.2 million in the three months ended July 31, 2014, with increases in fee revenue in all business segments. During the three months ended July 31, 2015, we recorded operating income of $32.9 million with Executive Recruitment, LTC and Futurestep segments contributing $34.9 million, $7.5 million and $6.2 million, respectively, offset by corporate expenses of $15.7 million. Net income during the three months ended July 31, 2015 and 2014 was $23.1 million and $14.5 million, respectively. Adjusted EBITDA was $41.7 million with Executive Recruitment, LTC and Futurestep segments contributing $36.9 million, $10.7 million, and $6.8 million, respectively, offset by corporate expenses net of other income and equity in earnings of unconsolidated subsidiaries of $12.7 million during the three months ended July 31, 2015. Adjusted EBITDA increased $3.8 million during the three months ended July 31, 2015 to $41.7 million, from Adjusted EBITDA of $37.9 million during the three months ended July 31, 2014.

Our cash, cash equivalents and marketable securities decreased $110.9 million, or 21%, to $414.5 million at July 31, 2015, compared to $525.4 million at April 30, 2015. This decrease is mainly due to bonuses earned in fiscal 2015 and paid during the first quarter of fiscal 2016 and $5.1 million in dividends paid during the first quarter of fiscal 2016, partially offset by cash provided by operating activities during the three months ended July 31, 2015. As of July 31, 2015, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $120.4 million and a fair value of $127.8 million. Our vested and unvested obligations for which these assets were held in trust totaled $125.5 million as of July 31, 2015. Our working capital increased by $5.0 million to $340.0 million in the three months ended July 31, 2015. We believe that cash on hand and funds from operations will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements and dividend payments under our dividend policy in the next twelve months. We had no long-term debt or any outstanding borrowings under our credit facility at July 31, 2015 or April 30, 2015. As of July 31, 2015 and April 30, 2015, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We have a total of $1.4 million and $1.6 million of standby letters of credits with other financial institutions as of July 31, 2015 and April 30, 2015, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended July 31,
	2015	2014
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.5	3.6

Total revenue	104.5	103.6
Compensation and benefits	67.1	67.3
General and administrative expenses	14.0	14.9
Reimbursed expenses	4.5	3.6
Cost of services	3.8	3.8
Depreciation and amortization	2.8	2.7
Restructuring charges, net	—	3.9

Operating income	12.3	7.4

Net income	8.6%	5.8%

The following tables summarize the results of our operations by business segment:

	Three Months Ended July 31,
	2015		2014
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$90,359	33.8%	$82,300	32.8%
EMEA	36,090	13.5	40,297	16.0
Asia Pacific	19,215	7.2	19,534	7.8
South America	6,426	2.4	6,284	2.5

Total Executive Recruitment	152,090	56.9	148,415	59.1
LTC	69,240	25.9	63,548	25.3
Futurestep	46,064	17.2	39,225	15.6

Total fee revenue	267,394	100.0%	251,188	100.0%

Reimbursed out-of-pocket engagement expense	11,941		9,137

Total revenue	$279,335		$260,325

	Three Months Ended July 31,
	2015		2014
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive recruitment:
North America	$24,145	26.7%	$18,998	23.1%
EMEA	6,276	17.4	2,643	6.6
Asia Pacific	2,986	15.5	2,522	12.9
South America.	1,508	23.5	73	1.2

Total Executive Recruitment	34,915	23.0	24,236	16.3
LTC	7,495	10.8	3,460	5.4
Futurestep	6,189	13.4	3,457	8.8
Corporate	(15,695)		(12,560)

Total operating income	$32,904	12.3%	$18,593	7.4%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$90,359	$36,090	$19,215	$6,426	$152,090	$69,240	$46,064	$—	$267,394
Total revenue	$94,399	$37,171	$19,990	$6,432	$157,992	$71,441	$49,902	$—	$279,335
Net income									$23,082
Other loss, net									74
Interest expense, net									299
Equity in earnings of unconsolidated subsidiaries, net									(725)
Income tax provision									10,174

Operating income (loss)	$24,145	$6,276	$2,986	$1,508	$34,915	$7,495	$6,189	$(15,695)	32,904
Depreciation and amortization	827	365	246	78	1,516	3,748	585	1,574	7,423
Other income (loss), net	32	143	18	239	432	(863)	—	357	(74)
Equity in earnings of unconsolidated subsidiaries, net	86	—	—	—	86	—	—	639	725

EBITDA	25,090	6,784	3,250	1,825	36,949	10,380	6,774	(13,125)	40,978
Integration/acquisition costs	—	—	—	—	—	329	—	345	674

Adjusted EBITDA	$25,090	$6,784	$3,250	$1,825	$36,949	$10,709	$6,774	$(12,780)	$41,652

Adjusted EBITDA margin	27.8%	18.8%	16.9%	28.4%	24.3%	15.5%	14.7%		15.6%

	Three Months Ended July 31, 2014
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	LTC	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$82,300	$40,297	$19,534	$6,284	$148,415	$63,548	$39,225	$—	$251,188
Total revenue	$86,082	$41,429	$20,369	$6,309	$154,189	$65,420	$40,716	$—	$260,325
Net income									$14,533
Other income, net									(2,177)
Interest expense, net									794
Equity in earnings of unconsolidated subsidiaries, net									(466)
Income tax provision									5,909

Operating income (loss)	$18,998	$2,643	$2,522	$73	$24,236	$3,460	$3,457	$(12,560)	18,593
Depreciation and amortization	904	489	294	85	1,772	3,252	446	1,300	6,770
Other income (loss), net	129	46	109	33	317	217	(2)	1,645	2,177
Equity in earnings of unconsolidated subsidiaries, net	68	—	—	—	68	—	—	398	466

EBITDA	20,099	3,178	2,925	191	26,393	6,929	3,901	(9,217)	28,006
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$21,250	$7,165	$2,942	$568	$31,925	$9,687	$5,325	$(9,045)	$37,892

Adjusted EBITDA margin	25.8%	17.8%	15.1%	9.0%	21.5%	15.2%	13.6%		15.1%

Three Months Ended July 31, 2015 Compared to Three Months Ended July 31, 2014

Fee Revenue

Fee Revenue. Fee revenue went up by $16.2 million, or 6%, to $267.4 million in the three months ended July 31, 2015 compared to $251.2 million in the year-ago quarter. This increase was attributable to higher fee revenue in Futurestep, LTC and Executive Recruitment. Exchange rates unfavorably impacted fee revenue by $16.3 million or 6% in the three months ended July 31, 2015, when compared to the year-ago quarter.

Executive Recruitment. Executive Recruitment reported fee revenue of $152.1 million, an increase of $3.7 million, or 2%, in the three months ended July 31, 2015 compared to $148.4 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue was higher in the North America and South America regions, partially offset by decreases in fee revenue in EMEA and Asia Pacific regions in the three months ended July 31, 2015 as compared to the year-ago quarter. The higher fee revenue in Executive Recruitment was mainly due to a 4% increase in the weighted-average fees billed per engagement, offset by a 1% decrease in the number of Executive Recruitment engagements billed during the three months ended July 31, 2015 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $9.4 million, or 6%, in the three months ended July 31, 2015, when compared to the year-ago quarter.

North America reported fee revenue of $90.4 million, an increase of $8.1 million, or 10%, in the three months ended July 31, 2015 compared to $82.3 million in the year-ago quarter. North America’s fee revenue was higher due to a 6% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement during the three months ended July 31, 2015 compared to the year-ago quarter. The overall increase in fee revenue was driven by growth in the financial services, life sciences/healthcare, and technology sectors as compared to the year-ago quarter, partially offset by a decline in the industrial, consumer goods, and education/non-profit sectors. Exchange rates unfavorably impacted fee revenue by $0.8 million, or 1%, in the three months ended July 31, 2015, when compared to the year-ago quarter.

EMEA reported fee revenue of $36.1 million, a decrease of $4.2 million, or 10%, in the three months ended July 31, 2015 compared to $40.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $5.4 million, or 13%, in the three months ended July 31, 2015, when compared to the year-ago quarter. The decrease in fee revenue was driven by a 9% decrease in the number of engagements billed and a 2% decline in weighted-average fees billed per engagement in the three months ended July 31, 2015 as compared to the year-ago quarter. The performance in existing offices in the United Kingdom and Germany were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2015 compared to the year-ago quarter, partially offset by an increase in fee revenue in Belgium and Switzerland. In terms of business sectors, industrial, technology, and consumer goods experienced the largest decline in fee revenue in the three months ended July 31, 2015 as compared to the year-ago quarter, partially offset by an increase in the life sciences/healthcare sector.

Asia Pacific reported fee revenue of $19.2 million, a slight decrease of $0.3 million, or 2%, in the three months ended July 31, 2015 compared to $19.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.7 million, or 9%, in the three months ended July 31, 2015, when compared to the year-ago quarter. The decline in fee revenue was due to a 1% decrease in both weighted-average fees billed per engagement and the number of engagements billed in the three months ended July 31, 2015 compared to the year-ago quarter. The performance in Hong Kong and Japan were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2015 compared to the year-ago quarter, partially offset by an increase in fee revenue in Australia and Singapore. Consumer goods was the main sector contributing to the decrease in fee revenue in the three months ended July 31, 2015 as compared to the year-ago quarter, partially offset by an increase in fee revenue in the industrial sector.

South America reported fee revenue of $6.4 million and $6.3 million, in the three months ended July 31, 2015 and 2014, respectively. Exchange rates unfavorably impacted fee revenue for South America by $1.5 million, or 24%, in the three months ended July 31, 2015, when compared to the year-ago quarter. The growth in fee revenue was mainly due to a 3% increase in weighted-average fees billed per engagement in the three months ended July 31, 2015 compared to the year-ago quarter. The performance in Venezuela was the primary contributor to higher fee revenue in the three months ended July 31, 2015 compared to the year-ago quarter, partially offset by a decline in Colombia. Consumer goods was the main sector contributing to the growth in fee revenue in the three months ended July 31, 2015 compared to the year-ago quarter, partially offset by a decrease in fee revenue in the industrial sector during the same period.

Leadership & Talent Consulting. LTC reported fee revenue of $69.2 million, an increase of $5.6 million, or 9%, in the three months ended July 31, 2015 compared to $63.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 5%, in the three months ended July 31, 2015. The acquisition of Pivot Leadership on March 1, 2015 contributed $5.2 million in consulting fee revenue for the three months ended July 31, 2015. Overall, fee revenue increased due to higher consulting fee revenue of $4.3 million, or 9%, in the three months ended July 31, 2015 compared to the year-ago quarter, and an increase in product revenue of $1.3 million, or 9%, compared to the year-ago quarter.

Futurestep. Futurestep reported fee revenue of $46.1 million, an increase of $6.9 million, or 18%, in the three months ended July 31, 2015 compared to $39.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.8 million, or 10%, in the three months ended July 31, 2015. The higher fee revenue was due to a 10% increase in the weighted-average fees billed per engagement and a 6% increase in the number of engagements billed in the three months ended July 31, 2015 compared to the year-ago quarter. The increase in the weighted-average fees billed was driven by a 36% increase in professional recruitment and an 8% increase in fee revenue from recruitment process, as these tend to generate higher fees per engagement than other services performed by Futurestep.

Compensation and Benefits

Compensation and benefits expense increased $10.4 million, or 6%, to $179.5 million in the three months ended July 31, 2015 from $169.1 million in the year-ago quarter. This increase was due in large part to higher performance related bonus expense of $3.1 million and an increase of $4.9 million, $0.6 million and $0.5 million in salaries and related payroll taxes, outside contractors and employee insurance cost, respectively. The increase in performance related bonus expense was due to an increase in fee revenue and profitability due to the continued adoption of our strategy, including referrals between lines of business and an increase in average headcount, primarily in LTC and Futurestep. The higher level of salaries and related payroll expense and employee insurance costs, were due to an increase in average headcount of 12% in the three months ended July 31, 2015 compared to the year-ago quarter, and reflects our continued growth-related investments back into the business. Also contributing to the increase in compensation and benefit was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $0.8 million in the three months ended July 31, 2015 compared to the year-ago quarter due to a smaller increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements) Exchange rates favorably impacted compensation and benefits expenses by $10.4 million, or 6%, in the three months ended July 31, 2015.

Executive Recruitment compensation and benefits expense went up by $1.5 million, or 2%, to $99.4 million in the three months ended July 31, 2015 compared to $97.9 million in the year-ago quarter. This increase was primarily due to higher performance related bonus expense of $3.3 million, partially offset by a decline in the fair value of vested amounts owed under deferred compensation plans during the three months ended July 31, 2015 compared to the year-ago quarter. The increase in performance related bonus expense was due to a 3% increase in average headcount and higher fee revenue and profitability due to the continued adoption of our strategy. Executive Recruitment compensation and benefits expense as a percentage of fee revenue decreased to 65% in the three months ended July 31, 2015 from 66% in the year-ago quarter.

LTC compensation and benefits expense increased $2.8 million, or 7%, to $41.5 million in the three months ended July 31, 2015 from $38.7 million in the year-ago quarter. The change was primarily due to an increase of $2.0 million in salaries and related to payroll taxes during the three months ended July 31, 2015 compared to the year-ago quarter. The increase in salaries and related payroll taxes was due to an 11% increase in average headcount during the three months ended July 31, 2015 compared to the year-ago quarter. LTC compensation and benefits expense as a percentage of fee revenue decreased to 60% in the three months ended July 31, 2015 from 61% in the year-ago quarter.

Futurestep compensation and benefits expense increased $4.6 million, or 17%, to $31.3 million in the three months ended July 31, 2015 from $26.7 million in the year-ago quarter. The increase was primarily driven by an increase of $2.8 million in salaries and related payroll taxes, $0.5 million in outside contractors, $0.5 million in vacation expense, and $0.3 million in employee insurance cost. The increase in salaries and related payroll taxes, vacation expense and employee insurance costs were due to a 26% increase in the average headcount. The higher average headcount and the increase in the use of outside contractors were primarily associated with the increase in staffing to accommodate the increase in fee revenue from our RPO business. Futurestep compensation and benefits expense as a percentage of fee revenue was 68% in both the three months ended July 31, 2015 and 2014.

Corporate compensation and benefits expense increased by $1.5 million, or 26%, to $7.3 million in the three months ended July 31, 2015 from $5.8 million in the year-ago quarter mainly due to a change in CSV of COLI. The change in CSV of COLI increased compensation and benefits expense by $0.8 million in the three months ended July 31, 2015 compared to the year-ago quarter due to a smaller increase in the underlying investments. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements.)

General and Administrative Expenses

General and administrative expenses were essentially flat during the three months ended July 31, 2015 as compared to the year-ago quarter, increasing by $0.1 million to $37.5 million in the three months ended July 31, 2015. General and administrative expenses as a percentage of fee revenue was 14% in the three months ended July 31, 2015 compared to 15% in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $2.4 million, or 6%, during the three months ended July 31, 2015.

Executive Recruitment general and administrative expenses decreased $2.2 million, or 12%, to $16.6 million in the three months ended July 31, 2015 from $18.8 million in the year-ago quarter. General and administrative expenses decreased due to a favorable foreign exchange rate that resulted in a foreign exchange gain of $0.4 million in the three months ended July 31, 2015 compared to foreign exchange loss of $0.6 million in the year-ago quarter. The remaining change was due to a decrease in premise and office expense of $0.5 million and other general and administrative expenses of $0.7 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 11% in the three months ended July 31, 2015 compared to 13% in the year-ago quarter.

LTC general and administrative expenses were $8.7 million in both the three months ended July 31, 2015 and 2014. LTC general and administrative expenses as a percentage of fee revenue was 13% in the three months ended July 31, 2015 compared to 14% in the year-ago quarter.

Futurestep general and administrative expenses increased $0.7 million, or 15%, to $5.4 million in the three months ended July 31, 2015 compared to $4.7 million in the year-ago quarter. The increase is attributable to an increase in premise and office expense and marketing and business development expenses of $0.3 million and $0.2 million, respectively in the three months ended July 31, 2015 compared to the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue was 12% in both the three months ended July 31, 2015 and 2014.

Corporate general and administrative expenses increased $1.6 million, or 31%, to $6.8 million in the three months ended July 31, 2015 compared to $5.2 million in the year-ago quarter. The increase in general and administrative expenses was driven by $0.7 million in higher legal fees and other professional fees during the three months ended July 31, 2015 compared to the year-ago quarter. The rest of the change was due to an unfavorable foreign exchange rate that resulted in an increase in general and administrative expenses of $0.5 million during the three months ended July 31, 2015 compared to the year-ago quarter.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products. Cost of services expense increased $0.7 million, or 7%, to $10.1 million in the three months ended July 31, 2015 compared to $9.4 million in the year-ago quarter. Cost of services expense as a percentage of fee revenue was 4% in both the three months ended July 31, 2015 and 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $7.4 million, an increase of $0.6 million in the three months ended July 31, 2015 compared to $6.8 million in the year-ago quarter. The increase relates primarily to technology investments that were made in the current and prior year. This expense relates mainly to software, leasehold improvements, computer equipment, furniture and fixtures and intangible assets.

Restructuring Charges, Net

No restructuring charges, net were incurred during the three months ended July 31, 2015. During the three months ended July 31, 2014, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the acquisitions of PDI Ninth House and Global Novations, as well as other cost saving initiatives. As a result, we recorded $9.9 million in restructuring charges, net in the three months ended July 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises.

Operating Income

Operating income increased $14.3 million to $32.9 million in the three months ended July 31, 2015 as compared to $18.6 million in the year-ago quarter. This increase in operating income resulted from an increase of $16.2 million in fee revenue and a decrease of $9.9 million in restructuring charges, net. These changes were offset by higher compensation and benefits expense of $10.4 million, cost of services expense of $0.7 million, and $0.6 million in depreciation and amortization expenses during the three months ended July 31, 2015 as compared to the year-ago quarter.

Executive Recruitment operating income increased $10.7 million to $34.9 million in the three months ended July 31, 2015 as compared to $24.2 million in the year-ago quarter. The increase in Executive Recruitment operating income was driven by higher fee revenue of $3.7 million, a decline in restructuring charges, net of $5.5 million, a decrease of $2.2 million in general and administrative expenses, offset by increases in compensation and benefits expense of $1.5 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business (a 7% increase in the average consultant headcount), as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. Executive Recruitment operating income as a percentage of fee revenue was 23% in the three months ended July 31, 2015 as compared to 16% in the year-ago quarter.

LTC operating income increased $4.1 million to $7.5 million in the three months ended July 31, 2015 as compared to $3.4 million in the year-ago quarter. The increase in LTC operating income was primarily due to a $5.6 million increase in fee revenue and a decline of $2.8 million in restructuring charges, net, partially offset by higher compensation and benefit expense of $2.8 million and an increase of $1.1 million in cost of services expense. LTC operating income as a percentage of fee revenue was 11% in the three months ended July 31, 2015 compared to 5% in the year-ago quarter.

Futurestep operating income increased by $2.7 million to $6.2 million in the three months ended July 31, 2015 from $3.5 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to $6.9 million in higher fee revenue and a decline of $1.4 million in restructuring charges, net, partially offset by an increase of $4.6 million in compensation and benefits expense and $0.7 million in general and administrative in the three months ended July 31, 2015 compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 13% in the three months ended July 31, 2015 as compared to 9% in the year-ago quarter.

Adjusted EBITDA

Adjusted EBITDA increased $3.8 million to $41.7 million in the three months ended July 31, 2015 as compared to $37.9 million in the year-ago quarter. This increase was driven by higher fee revenue of $16.2 million , primarily offset by higher compensation and benefits expense (excluding certain integration/acquisition costs) of $10.1 million and an increase in other loss, net of $2.3 million during the three months ended July 31, 2015 compared to the year-ago quarter. Adjusted EBITDA as a percentage of fee revenue was 16% in the three months ended July 31, 2015 as compared to 15% in the year-ago quarter.

Executive Recruitment Adjusted EBITDA was $36.9 million and $31.9 million in the three months ended July 31, 2015 and 2014, respectively. Adjusted EBITDA increased $5.0 million in the three months ended July 31, 2015 as compared to the year-ago quarter due to higher fee revenue of $3.7 million, a decline of $2.2 million in general and administrative expenses, offset by increases of $1.5 million in compensation and benefits expense. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business, as well as higher incentive compensation tied to referrals between Executive Recruitment, LTC and Futurestep resulting from continued adoption of our strategy. The decrease in general and administrative expenses was partially due to favorable foreign exchange rate in the three months ended July 31, 2015 compared to the year-ago quarter. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 24% in the three months ended July 31, 2015 as compared to 22% in the year-ago quarter.

LTC Adjusted EBITDA increased by $1.0 million to $10.7 million in the three months ended July 31, 2015 as compared to $9.7 million in the year-ago quarter. This increase was due to higher fee revenue of $5.6 million, offset by an increase in compensation and benefit expense of $2.5 million (excluding certain integration/acquisition costs), $1.1 million increase in cost of services and higher depreciation and amortization expenses of $0.5 million. The increase in compensation and benefit expenses was due to an increase in headcount to grow the business (an 11% increase in the average headcount). LTC Adjusted EBITDA as a percentage of fee revenue was 15% in both the three months ended July 31, 2015 and 2014.

Futurestep Adjusted EBITDA increased by $1.5 million to $6.8 million in the three months ended July 31, 2015 as compared to $5.3 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $6.9 million, offset by an increase of $4.6 million in compensation and benefits expense and $0.7 million in general and administrative expenses during the three months ended July 31, 2015 as compared to the year-ago quarter. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended July 31, 2015 as compared to 14% in the year-ago quarter.

Other (Loss) Income, Net

Other loss, net was $0.1 million in the three months ended July 31, 2015 as compared to other income, net of $2.2 million in the year-ago quarter. The change in other (loss) income, net is due primarily to the decrease in the fair value of our marketable securities during the three months ended July 31, 2015 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.3 million in the three months ended July 31, 2015 as compared to $0.8 million in the year-ago quarter.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.7 million in the three months ended July 31, 2015 as compared to $0.5 million in the year-ago quarter.

Income Tax Provision

The provision for income taxes was $10.1 million in the three months ended July 31, 2015 compared to $6.0 million in the year-ago quarter. The provision for income taxes in the three months ended July 31, 2015 and 2014 reflects a 31% and 30% effective tax rate, respectively.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation by utilizing capital for investment in the Company’s consultants and intellectual property, as well as the strategic acquisition of businesses.

In addition, on December 8, 2014, the Board of Directors adopted a dividend policy to distribute, to our stockholders, a regular quarterly cash dividend of $0.10 per share. On June 10, 2015, the Company declared a dividend of $0.10 per share, paid on July 15, 2015 to stockholders of record on June 25, 2015. On September 7, 2015, the Company declared a dividend of $0.10 per share, payable on October 15, 2015 to stockholders of record on September 25, 2015. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

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

Cash and cash equivalents and marketable securities were $414.5 million and $525.4 million as of July 31, 2015 and April 30, 2014, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $237.5 million and $235.6 million at July 31, 2015 and April 30, 2015, respectively. As of July 31, 2015 and April 30, 2015, we held $149.5 million and $143.4 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2016 and fiscal 2015 bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the corporate bonds and other securities are available for general corporate purposes.

As of July 31, 2015 and April 30, 2015, marketable securities of $137.9 million and $144.6 million, respectively, included trading securities of $127.8 million (net of gross unrealized gains of $8.0 million and $0.6 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $118.1 million and $118.8 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $125.5 million and $129.1 million as of July 31, 2015 and April 30, 2015, respectively. As of July 31, 2015 and April 30, 2015, we had marketable securities classified as available-for-sale with a balance of $10.1 million and $13.2 million, respectively.

The net increase in our working capital of $5.0 million as of July 31, 2015 compared to April 30, 2015 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset by decreases in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payment of annual bonuses earned in fiscal 2015 and paid during the first quarter of fiscal 2016 while accounts receivable increased due to an increase in days of sales outstanding which went from 58 days to 64 days (which is consistent with historical experience) from April 30, 2015 to July 31, 2015. Cash used in operating activities was $90.2 million in the three months ended July 31, 2015 compared to $90.0 in the year-ago quarter.

Cash provided by investing activities was $3.8 million in the three months ended July 31, 2015, an increase of $5.2 million from cash used in investing activities of $1.4 million in the year-ago quarter. Cash provided by investing activities was higher primarily due to an increase of $3.8 million in the net sales/maturities and purchase of marketable securities and a decrease of $1.1 million in cash used to purchase property and equipment.

Cash used in financing activities was $6.4 million in the three months ended July 31, 2015, an increase of $4.6 million from cash used financing activities of $1.8 million in the year-ago quarter. Cash used in financing activities increased primarily due to cash dividends paid to stockholders in the three months ended July 31, 2015 of $5.1 million and an increase of $2.8 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock, offset with the higher cash proceeds from the exercise of employee stock options and in connection with an employee stock purchase plan of $3.8 million in the three months ended July 31, 2015 compared to the year-ago quarter. As of July 31, 2015, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2015 and April 30, 2015, we held contracts with gross CSV of $173.6 million and $172.3 million, respectively. Since fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.5 million and $69.6 million as of July 31, 2015 and April 30, 2015, respectively. At July 31, 2015 and April 30, 2015, the net cash value of these policies was $105.1 million and $102.7 million, respectively.

Long-Term Debt

On June 3, 2015, we amended our senior unsecured revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as lender (the “Lender”), which became effective as of June 5, 2015. The Credit Agreement provides for an aggregate availability under the revolving credit facility up to $150.0 million, which includes a $15.0 million sub-limit for letters of credit, with an option to increase the credit facility by an additional $50.0 million prior to December 3, 2019, subject to the Lender’s consent and the satisfaction of certain conditions (including the requirement, if the Lender acting in its sole discretion so elects, that the credit facility under the Credit Agreement become secured at such time by substantially all the assets of the Company and the guarantors). The Credit Agreement matures on June 3, 2020.

Borrowings under the Credit Agreement bear interest, at our election, at the adjusted LIBOR plus the applicable margin or at the base rate plus the applicable margin. The applicable margin is based on a percentage per annum determined in accordance with a specified pricing grid based on the Company’s total funded debt to adjusted EBITDA ratio. For LIBOR loans, the applicable margin will range from 0.875% to 1.75% per annum, while for base rate loans, the applicable margin will range from 0.00% to 0.75% per annum. We are required to pay a quarterly commitment fee of 0.25% to 0.40% on the revolving credit facility’s average daily unused commitments based on the Company’s total funded debt to adjusted EBITDA ratio. In addition, there is a domestic liquidity requirement that we maintain at least $50.0 million in domestic liquidity defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock. Undrawn amounts on our line of credit may be used to calculate domestic liquidity. The Company is also limited in consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases of our common stock to a cumulative total of $125.0 million in any fiscal year. Subject to the foregoing, the Company is permitted to pay up to $75.0 million in dividends and share repurchases, in aggregate, in any fiscal year (subject to the satisfaction of certain conditions), which amount is further limited by any consideration paid with respect to acquisitions during such fiscal year, as discussed above.

As of July 31, 2015 and April 30, 2015, the Company had no borrowings under its long-term debt arrangements. At July 31, 2015 and April 30, 2015, there was $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company had a total of $1.4 million and $1.6 million of standby letters of credits with other financial institutions as of July 31, 2015 and April 30, 2015, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2015, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets, fair value of contingent consideration and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2015.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $0.2 million and $0.7 million in the three months ended July 31, 2015 and 2014, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended July 31, 2015 would have been $2.8 million, $4.7 million and $6.6 million, respectively, based on outstanding balances at July 31, 2015.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which are short term and provide for variable market rates. As of July 31, 2015 and April 30, 2015, we had no outstanding borrowings under our Credit Agreement. We had $68.5 million and $69.6 million of borrowings against the CSV of COLI contracts as of July 31, 2015 and April 30, 2015, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2015, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2015:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2015— May 31, 2015	—	$—	—	$150.0 million
June 1, 2015— June 30, 2015	2,369	$33.29	—	$150.0 million
July 1, 2015— July 31, 2015	185,735	$34.97	—	$150.0 million

Total	188,104	$34.94	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Our senior unsecured revolving credit agreement limits us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $125.0 million. Subject to the foregoing, pursuant to our senior unsecured revolving credit agreement, we are permitted to pay up $75.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The senior unsecured revolving credit agreement also requires us to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on our line of credits may be used to calculate domestic liquidity.

Item 6. Exhibits

Exhibit Number	Description

10.1*	Employment Agreement between the Company and Matthew P. Reilly, dated May 4, 2015.

10.2	Credit Agreement with Wells Fargo Bank, National Association, as lender, dated January 18, 2013

10.3	Amendment No. 1 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated December 12, 2014

10.4**	Amendment No. 2 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated June 3, 2015

10.5+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.
+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President and Chief Financial Officer

Date: September 9, 2015

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Employment Agreement between the Company and Matthew P. Reilly, dated May 4, 2015.

10.2	Credit Agreement with Wells Fargo Bank, National Association, as lender, dated January 18, 2013

10.3	Amendment No. 1 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated December 12, 2014

10.4**	Amendment No. 2 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated June 3, 2015

10.5+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.
+	Incorporated herein by reference.