Form 10-Q
period 2015-10-31
KORN FERRY INTERNATIONAL
filed 2015-12-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares outstanding of our common stock as of December 4, 2015 was 51,289,162 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2015	April 30, 2015
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$270,743	$380,838
Marketable securities	12,109	25,757
Receivables due from clients, net of allowance for doubtful accounts of $11,291 and $9,958, respectively	230,442	188,543
Income taxes and other receivables	20,956	10,966
Deferred income taxes	1,497	3,827
Prepaid expenses and other assets	38,504	31,054

Total current assets	574,251	640,985

Marketable securities, non-current	134,799	118,819
Property and equipment, net	61,665	62,088
Cash surrender value of company owned life insurance policies, net of loans	105,472	102,691
Deferred income taxes, net	51,528	56,014
Goodwill	250,981	254,440
Intangible assets, net	43,547	47,901
Investments and other assets	49,945	34,863

Total assets	$1,272,188	$1,317,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17,235	$19,238
Income taxes payable	5,082	3,813
Compensation and benefits payable	142,531	219,364
Other accrued liabilities	69,692	63,595

Total current liabilities	234,540	306,010

Deferred compensation and other retirement plans	174,345	173,432
Other liabilities	23,851	23,110

Total liabilities	432,736	502,552

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 63,586 and 62,863 shares issued and 51,287 and 50,573 shares outstanding, respectively	473,370	463,839
Retained earnings	422,797	392,033
Accumulated other comprehensive loss, net	(56,715)	(40,623)

Total stockholders’ equity	839,452	815,249

Total liabilities and stockholders’ equity	$1,272,188	$1,317,801

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Fee revenue	$280,600	$255,702	$547,994	$506,890
Reimbursed out-of-pocket engagement expenses	10,739	9,015	22,680	18,152

Total revenue	291,339	264,717	570,674	525,042

Compensation and benefits	188,608	174,656	368,064	343,762
General and administrative expenses	44,563	30,145	82,054	67,513
Reimbursed expenses	10,739	9,015	22,680	18,152
Cost of services	11,236	9,706	21,356	19,171
Depreciation and amortization	7,180	6,779	14,603	13,549
Restructuring charges, net	—	—	—	9,886

Total operating expenses	262,326	230,301	508,757	472,033

Operating income	29,013	34,416	61,917	53,009
Other (loss) income, net	(2,646)	2,362	(2,720)	4,539
Interest expense, net	(544)	(920)	(843)	(1,714)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	25,823	35,858	58,354	55,834
Equity in earnings of unconsolidated subsidiaries, net	540	452	1,265	918
Income tax provision	8,392	10,907	18,566	16,816

Net income	$17,971	$25,403	$41,053	$39,936

Earnings per common share:
Basic	$0.36	$0.52	$0.82	$0.82

Diluted	$0.35	$0.51	$0.81	$0.80

Weighted-average common shares outstanding:
Basic	49,981	49,082	49,737	48,893

Diluted	50,362	49,740	50,233	49,720

Cash dividends declared per share:	$0.10	$—	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Net income	$17,971	$25,403	$41,053	$39,936

Other comprehensive income:
Foreign currency translation adjustments	(1,351)	(12,555)	(16,983)	(16,235)
Deferred compensation and pension plan adjustments, net of tax	448	467	895	954
Unrealized gains (losses) on marketable securities, net of tax	—	4	(4)	(2)

Comprehensive income	$17,068	$13,319	$24,961	$24,653

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2015	2014
Cash flows from operating activities:	(in thousands)
Net income	$41,053	$39,936
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	14,603	13,549
Stock-based compensation expense	9,013	6,959
Provision for doubtful accounts	4,389	3,770
Gain on cash surrender value of life insurance policies	(3,295)	(5,494)
Loss (gain) on marketable securities	1,818	(4,527)
Deferred income taxes	6,816	2,644
Change in other assets and liabilities:
Deferred compensation	(1,324)	5,570
Receivables due from clients	(46,288)	(39,502)
Income tax and other receivables	(9,492)	(5,938)
Prepaid expenses and other assets	(7,450)	(2,538)
Investment in unconsolidated subsidiaries	(1,265)	(918)
Income taxes payable	1,273	(4,773)
Accounts payable and accrued liabilities	(69,087)	(56,259)
Other	(14,205)	(4,494)

Net cash used in operating activities	(73,441)	(52,015)

Cash flows from investing activities:
Purchase of property and equipment	(10,645)	(11,305)
Purchase of marketable securities	(29,010)	(22,141)
Proceeds from sales/maturities of marketable securities	24,760	9,232
Premium on company-owned life insurance policies	(419)	(447)
Proceeds from life insurance policies	1,659	1,976
Dividends received from unconsolidated subsidiaries	806	318

Net cash used in investing activities	(12,849)	(22,367)

Cash flows from financing activities:
Purchase of common stock	(6,596)	(3,748)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,491	1,884
Tax benefit related to stock-based compensation	4,656	1,350
Dividends paid to shareholders	(10,289)	—
Payments on life insurance policy loans	(1,151)	(705)

Net cash used in financing activities	(10,889)	(1,219)

Effect of exchange rate changes on cash and cash equivalents	(12,916)	(9,926)

Net decrease in cash and cash equivalents	(110,095)	(85,527)
Cash and cash equivalents at beginning of period	380,838	333,717

Cash and cash equivalents at end of period	$270,743	$248,190

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2015

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Leadership & Talent Consulting (“LTC”) services is recognized as services are rendered for consulting engagements and other time based

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. LTC revenue is also derived from the sale of solution services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of October 31, 2015 and April 30, 2015, the Company included deferred revenue of $40.6 million and $40.5 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2015 and April 30, 2015, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available. As of October 31, 2015 and April 30, 2015, the Company had cash equivalents of $148.6 million and $260.6 million, respectively.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. The Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of income in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three and six months ended October 31, 2015 and 2014, no other-than-temporary impairment was recognized.

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

As of October 31, 2015 and April 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale are obtained from a third party, which are based on quoted prices or market prices for similar assets.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2015, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There were no indicators of impairment as of October 31, 2015 and April 30, 2015 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2015 and April 30, 2015, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $87.0 million and $84.3 million for the six months ended October 31, 2015 and 2014, respectively, which was reduced by a change in the previous years’ estimate recorded in the six months ended October 31, 2015 and 2014, of $0.6 million and $0.3 million, respectively. This resulted in net bonus expense of $86.4 million and $84.0 million in the six months ended October 31, 2015 and 2014, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2015 and 2014, the performance related bonus expense was $44.6 million and $45.3 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended October 31, 2015 or 2014.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

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

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the account had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company will comply with the new guidance when adjustments in acquisitions are identified and recorded during the measurement period.

2. Basic and Diluted Earnings Per Share

Accounting Standards Codification 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant to certain employees under our restricted stock agreements, grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, we are required to apply the two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. The application of the two-class method did not have a material impact on the earnings per share calculation for the three and six months ended October 31, 2014.

During the three and six months ended October 31, 2015 and 2014, all shares of outstanding options were included in the computation of diluted earnings per share. During the three and six months ended October 31, 2015, restricted stock awards of 0.5 million were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income	$17,971	$25,403	$41,053	$39,936
Less: distributed and undistributed earnings to nonvested restricted stockholders	167	—	390	—

Basic net earnings attributable to common stockholders	17,804	25,403	40,663	39,936
Add: undistributed earnings to nonvested restricted stockholders	118	—	292	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	117	—	289	—

Diluted net earnings attributable to common stockholders	$17,805	$25,403	$40,666	$39,936

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	49,981	49,082	49,737	48,893
Effect of dilutive securities:
Restricted stock	330	554	433	710
Stock options	49	104	58	117
ESPP	2	—	5	—

Diluted weighted-average number of common shares outstanding	50,362	49,740	50,233	49,720

Net earnings per common share:
Basic earnings per share	$0.36	$0.52	$0.82	$0.82

Diluted earnings per share	$0.35	$0.51	$0.81	$0.80

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

The components of accumulated other comprehensive loss were as follows:

	October 31, 2015	April 30, 2015
	(in thousands)
Foreign currency translation adjustments	$(37,902)	$(20,919)
Deferred compensation and pension plan adjustments, net of tax	(18,813)	(19,708)
Unrealized gains on marketable securities, net of tax	—	4

Accumulated other comprehensive loss, net	$(56,715)	$(40,623)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2015	$(36,551)	$(19,261)	$—	$(55,812)
Unrealized losses arising during the period	(1,351)	—	—	(1,351)
Reclassification of realized net losses to net income	—	448	—	448

Balance as of October 31, 2015	$(37,902)	$(18,813)	$—	$(56,715)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the six months ended October 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)
Unrealized losses arising during the period	(16,983)	—	(4)	(16,987)
Reclassification of realized net losses to net income	—	895	—	895

Balance as of October 31, 2015	$(37,902)	$(18,813)	$—	$(56,715)

(1)	The tax effects on the reclassifications of realized net losses was $0.3 million and $0.6 million for the three and six months ended October 31, 2015, respectively.

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

October 31, 2015

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Restricted stock	$5,178	$3,617	$8,732	$6,869
ESPP	144	—	264	—
Stock options	—	23	17	90

Total stock-based compensation expense, pre-tax	5,322	3,640	9,013	6,959
Tax benefit from stock-based compensation expense	(1,714)	(1,114)	(2,868)	(2,096)

Total stock-based compensation expense, net of tax	$3,608	$2,526	$6,145	$4,863

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. The Company did not grant stock options in the three or six months ended October 31, 2015 and 2014.

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

Stock Options

Stock option transactions under the Company’s Second A&R 2008 Plan were as follows:

	Six Months Ended October 31, 2015
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2015	202	$15.45
Exercised	(81)	$15.26
Forfeited/expired	(5)	$17.97

Outstanding, October 31, 2015	116	$15.53	1.46	$2,416

Exercisable, October 31, 2015	116	$15.53	1.46	$2,416

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

Additional information pertaining to stock options:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Total fair value of stock options vested	$—	$10	$96	$334
Total intrinsic value of stock options exercised	$198	$332	$1,558	$1,371

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

Restricted stock activity during the six months ended October 31, 2015 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2015	1,560	$22.15
Granted	611	$26.97
Vested	(778)	$16.28
Forfeited/expired	(14)	$24.42

Non-vested, October 31, 2015	1,379	$27.57

As of October 31, 2015, there were 0.3 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $7.6 million and $1.5 million, respectively.

As of October 31, 2015, there was $28.0 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and six months ended October 31, 2015, 660 shares and 188,764 shares of restricted stock totaling $0.1 million and $6.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2014, 662 shares and 126,083 shares of restricted stock totaling $0.1 million and $3.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during the six months ended October 31, 2014. On January 1, 2015, the Company once again allowed employees to participate in the ESPP. During the six months ended October 31, 2015, employees purchased 44,334 shares at $29.55 per share. During the three months ended October 31, 2015, no shares were purchased under the ESPP. As of October 31, 2015, the ESPP had approximately 1.6 million shares remaining available for future issuance.

Common Stock

During the three and six months ended October 31, 2015, the Company issued 9,070 shares and 80,498 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.1 million and $1.2 million, respectively. During the three and six months ended October 31, 2014, the Company issued 24,308 shares and 109,629 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.4 million and $1.9 million, respectively.

No shares were repurchased during the three and six months ended October 31, 2015 and 2014, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Marketable Securities

As of October 31, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$144,905	$—	$144,905
Corporate bonds	—	2,003	2,003

Total	144,905	2,003	146,908
Less: current portion of marketable securities	(10,106)	(2,003)	(12,109)

Non-current marketable securities	$134,799	$—	$134,799

As of April 30, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$131,399	$—	$131,399
Corporate bonds	—	13,177	13,177

Total	131,399	13,177	144,576
Less: current portion of marketable securities	(12,580)	(13,177)	(25,757)

Non-current marketable securities	$118,819	$—	$118,819

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $140.9 million and $129.1 million as of October 31, 2015 and April 30, 2015, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During the three and six months ended October 31, 2015, the fair value of the investments decreased; therefore, the Company recognized a loss of $2.5 million and $1.8 million, respectively, which was recorded in other (loss) income, net. During the three and six months ended October 31, 2014, the fair value of the investments increased; therefore, the Company recognized income of $2.5 million and $4.5 million, respectively, which was recorded in other (loss) income, net.

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of October 31, 2015 and April 30, 2015, the Company had no investments classified as Level 3.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

The amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	October 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$2,003	$—	$—	$2,003

	April 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$13,167	$11	$(1)	$13,177

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2015 and April 30, 2015, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. As of October 31, 2015, available-for-sale marketable securities have remaining maturities ranging from one to two months. During the three and six months ended October 31, 2015, the Company received $8.1 million and $11.1 million, respectively, in proceeds from maturities of available-for-sale marketable securities. During the six months ended October 31, 2014, the Company received $2.0 million in proceeds from maturities of available-for-sale marketable securities. During the three months ended October 31, 2014, there were no sales/maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of October 31, 2015 and April 30, 2015, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of October 31, 2015 and April 30, 2015, the Company’s marketable securities classified as trading were $144.9 million (net of gross unrealized gains of $5.3 million and $0.9 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
	(in thousands)
Amortization of actuarial loss	$731	$762	$1,462	$1,525
Interest cost	703	748	1,406	1,495

Net periodic benefit costs	$1,434	$1,510	$2,868	$3,020

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

$173.9 million and $172.3 million is offset by outstanding policy loans of $68.5 million and $69.6 million in the accompanying consolidated balance sheets as of October 31, 2015 and April 30, 2015, respectively. The CSV value of the underlying COLI investments increased by $0.8 million and $3.3 million during the three and six months ended October 31, 2015, respectively, recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income. The CSV value of the underlying COLI investments increased by $2.2 million and $5.5 million during the three and six months ended October 31, 2014, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company made contributions to the ECAP during the three and six months ended October 31, 2015 of $20.0 million and $22.0 million, respectively. The Company made contributions to the ECAP during the three and six months ended October 31, 2014 of $17.4 million and $18.6 million, respectively. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of income. Participants generally vest in Company contributions over a four year period.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2015, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $1.6 million and $0.9 million in the three and six months ended October 31, 2015, respectively. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.5 million and $1.8 million during the three and six months ended October 31, 2015, respectively. During the three and six months ended October 31, 2014, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $1.0 million and $2.7 million in the three and six months ended October 31, 2014, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.5 million and $4.5 million during the three and six months ended October 31, 2014, respectively, recorded in other (loss) income, net on the consolidated statement of income (see Note 5 — Marketable Securities).

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2015
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$92,788	$36,570	$20,998	$6,116	$156,472	$73,602	$50,526	$—	$280,600
Total revenue	$96,198	$37,509	$21,617	$6,118	$161,442	$75,991	$53,906	$—	$291,339
Net income									$17,971
Other loss, net									2,646
Interest expense, net									544
Equity in earnings of unconsolidated subsidiaries, net									(540)
Income tax provision									8,392

Operating income (loss)	$27,422	$6,929	$3,907	$970	$39,228	$7,778	$6,896	$(24,889)	$29,013
Depreciation and amortization	832	232	223	73	1,360	3,588	578	1,654	7,180
Other (loss) income, net	(127)	7	(6)	33	(93)	(17)	8	(2,544)	(2,646)
Equity in earnings of unconsolidated subsidiaries, net	140	—	—	—	140	—	—	400	540

EBITDA	28,267	7,168	4,124	1,076	40,635	11,349	7,482	(25,379)	34,087
Integration/acquisition costs	—	—	—	—	—	3,310	—	8,684	11,994

Adjusted EBITDA	$28,267	$7,168	$4,124	$1,076	$40,635	$14,659	$7,482	$(16,695)	$46,081

	Three Months Ended October 31, 2014
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$82,729	$36,675	$21,157	$8,369	$148,930	$66,408	$40,364	$—	$255,702
Total revenue	$86,252	$38,054	$21,716	$8,383	$154,405	$68,477	$41,835	$—	$264,717
Net income									$25,403
Other income, net									(2,362)
Interest expense, net									920
Equity in earnings of unconsolidated subsidiaries, net									(452)
Income tax provision									10,907

Operating income (loss)	$19,117	$5,621	$3,424	$1,699	$29,861	$7,762	$5,150	$(8,357)	$34,416
Depreciation and amortization	891	446	261	85	1,683	3,279	459	1,358	6,779
Other income (loss), net	194	(1)	149	13	355	(172)	25	2,154	2,362
Equity in earnings of unconsolidated subsidiaries, net	110	—	—	—	110	—	—	342	452

EBITDA	20,312	6,066	3,834	1,797	32,009	10,869	5,634	(4,503)	44,009

Adjusted EBITDA	$20,312	$6,066	$3,834	$1,797	$32,009	$10,869	$5,634	$(4,503)	$44,009

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

	Six Months Ended October 31, 2015
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$183,147	$72,660	$40,213	$12,542	$308,562	$142,842	$96,590	$—	$547,994
Total revenue	$190,597	$74,680	$41,607	$12,550	$319,434	$147,432	$103,808	$—	$570,674
Net income									$41,053
Other loss, net									2,720
Interest expense, net									843
Equity in earnings of unconsolidated subsidiaries, net									(1,265)
Income tax provision									18,566

Operating income (loss)	$51,567	$13,205	$6,893	$2,478	$74,143	$15,273	$13,085	$(40,584)	$61,917
Depreciation and amortization	1,659	597	469	151	2,876	7,336	1,163	3,228	14,603
Other (loss) income, net	(95)	150	12	272	339	(880)	8	(2,187)	(2,720)
Equity in earnings of unconsolidated subsidiaries, net	226	—	—	—	226	—	—	1,039	1,265

EBITDA	53,357	13,952	7,374	2,901	77,584	21,729	14,256	(38,504)	75,065
Integration/acquisition costs	—	—	—	—	—	3,639	—	9,029	12,668

Adjusted EBITDA	$53,357	$13,952	$7,374	$2,901	$77,584	$25,368	$14,256	$(29,475)	$87,733

	Six Months Ended October 31, 2014
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$165,029	$76,972	$40,691	$14,653	$297,345	$129,956	$79,589	$—	$506,890
Total revenue	$172,334	$79,483	$42,085	$14,692	$308,594	$133,897	$82,551	$—	$525,042
Net income									$39,936
Other income, net									(4,539)
Interest expense, net									1,714
Equity in earnings of unconsolidated subsidiaries, net									(918)
Income tax provision									16,816

Operating income (loss)	$38,115	$8,264	$5,946	$1,772	$54,097	$11,222	$8,607	$(20,917)	$53,009
Depreciation and amortization	1,795	935	555	170	3,455	6,531	905	2,658	13,549
Other income, net	323	45	258	46	672	45	23	3,799	4,539
Equity in earnings of unconsolidated subsidiaries, net	178	—	—	—	178	—	—	740	918

EBITDA	40,411	9,244	6,759	1,988	58,402	17,798	9,535	(13,720)	72,015
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$41,562	$13,231	$6,776	$2,365	$63,934	$20,556	$10,959	$(13,548)	$81,901

8. Long-Term Debt

On September 23, 2015, the Company entered into Amendment No. 3 (the “Amendment No. 3”) to the existing Credit Agreement dated as of January 18, 2013 with Wells Fargo Bank, National Association, as lender (the “Lender”), as previously amended by Amendment No. 1 dated as of December 12, 2014 (the “Amendment No. 1”) and Amendment No. 2 dated as of June 3, 2015 (the “Amendment No. 2”) (the existing Credit Agreement, as amended by the Amendment No. 1, the Amendment No. 2, and the Amendment No. 3, the “Credit Agreement”).

The Amendment No. 3 provides for, among other things: (i) a new senior unsecured delayed draw term loan facility in an aggregate principal amount of $150 million (the “Term Facility”); (ii) a reduction in the revolving credit facility (the “Revolver” and, together with the Term Facility, the “Credit Facilities”) from an aggregate principal amount of $150 million to $100 million; (iii) an extension to the maturity date of the Revolver; (iv) consent to enter into the acquisition of Hay

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

Group; (v) certain changes to affirmative and negative covenants, including an increase to the minimum adjusted EBITDA that the Company must maintain from $70 million to $100 million, (vi) an increase in the amount of permitted acquisitions, paying dividends to stockholders and making share repurchases in any fiscal year from $125.0 million to $135.0 million (excluding the recently announced acquisition of Hay Group); and (vii) an increase in the amount of dividends paid to stockholders and share repurchases in any fiscal year from $75.0 million to $85.0 million (excluding the recently announced acquisition of Hay Group).

At the Company’s option, loans issued under the Credit Facilities will bear interest at either adjusted LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between adjusted LIBOR plus 1.125% per annum to adjusted LIBOR plus 1.875% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 0.875% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the Lender a quarterly fee ranging from 0.25% to 0.40% per annum on the average daily unused amount of the Credit Facilities, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the Revolver and the Term Facility mature on September 23, 2020, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

As of October 31, 2015 and April 30, 2015, the Company had no borrowings under its long-term debt arrangements. At October 31, 2015 and April 30, 2015, there was $2.9 million and $2.8 million of standby letters of credit issued under its long-term debt arrangements, respectively. The Company had a total of $1.4 million and $1.6 million of standby letters of credits with other financial institutions as of October 31, 2015 and April 30, 2015, respectively.

9. Subsequent Events

Quarterly Dividend Declaration

On December 8, 2015, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on January 15, 2016 to holders of the Company’s common stock of record at the close of business on December 21, 2015. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Hay Group Acquisition

On December 1, 2015, the Company completed its previously announced acquisition of Hay Group, a global leader in people strategy and organizational performance. The acquisition strengthens the Company’s intellectual property, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities to assessment and development. Under the terms of the Stock Purchase Agreement, dated as of September 23, 2015 (the “Purchase Agreement”), by and between HG (Bermuda) Limited (“HG Bermuda”) and the Company, at the closing of the acquisition the Company paid HG Bermuda an aggregate purchase price of approximately $493 million, consisting of (a) approximately $275 million in cash, net of estimated cash acquired ($54 million from our foreign locations), and after giving effect to estimated purchase price adjustments as described in the Purchase Agreement, and (b) 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $218 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015 ($200 million based on the volume weighted average price of the Company’s common stock on The New York Stock Exchange on each of the 20 consecutive trading days ending on September 21, 2015). On November 23, 2015, the Company borrowed $150 million from the Term Facility, to finance a portion of the Hay Group acquisition purchase price. The outstanding principal is payable in quarterly installments starting January 1, 2016, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. Interest accrued on the term loan shall also be payable on the first date of each calendar quarter, with an initial interest rate of 1.34% per annum. Pursuant to the Purchase Agreement, the Company has committed to a $40 million retention pool (up to $5 million payable within one year) for certain employees of Hay Group subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2015

Under the terms of the Purchase Agreement, each of HG Bermuda and the Company has agreed to indemnify the other and certain other indemnified persons from any and all losses incurred by such indemnified persons arising from, among other things, any breach of the representations, warranties or covenants set forth in the Purchase Agreement on the terms and subject to the limitations set forth in the Purchase Agreement. In accordance with the Purchase Agreement, at the closing, 835,011 shares of Company common stock (the “Indemnity Escrow Shares”) that were payable as transaction consideration to HG Bermuda were deposited at the closing into an escrow account to secure HG Bermuda’s indemnification obligations under the Purchase Agreement. The Indemnity Escrow Shares will be held and released from such account pursuant to the terms of the escrow agreement entered into at closing by and among HG Bermuda, the Company and Computershare Trust Company, N.A., in its capacity as escrow agent.

Pursuant to the terms of the Purchase Agreement, the Company has agreed to prepare and file a resale registration statement on Form S-3 (or, if the Company is not then eligible to use Form S-3, a Form S-1) with the SEC to register the offer and resale of the Consideration Shares within a time period reasonably expected to result in the registration statement being declared effective under the Securities Act of 1933, as amended, on or before the one-year anniversary of the closing date.

Prior to the closing of the acquisition of Hay Group, the Company and HG Bermuda entered into a letter agreement, dated November 30, 2015 (the “SPA Letter Agreement”), to provide for, among other things, the acquisition by Korn/Ferry Canada, Inc., a corporation organized under the laws of Canada and an indirect wholly owned subsidiary of the Company, of all the issued and outstanding capital stock of Hay Group Ltd., a corporation organized under the laws of Ontario, Canada, and an indirect wholly owned subsidiary of HG Bermuda, from Hay Group Investment Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) organized under the laws of the Netherlands and an indirect wholly owned subsidiary of HG Bermuda, immediately prior to the consummation of the acquisition of Hay Group.

The foregoing descriptions of the Purchase Agreement and the SPA Letter Agreement are qualified in their entirety by the full text of the Purchase Agreement and the SPA Letter Agreement; copies of which have been filed with the SEC and are incorporated herein by reference.

The allocation of the purchase price for assets acquired and liabilities assumed is subject to completion of a formal valuation process and review by management, which has not yet been completed. We will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date. The results of operations of Hay Group will be included in Korn/Ferry International’s consolidated results of operations beginning December 1, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability and efforts to develop new services, clients and practices, changes in our accounting estimates and assumptions, our investments in marketable securities, alignment of our cost structure, risks related to the integration of recently acquired businesses, including Hay Group, risks related to our indebtedness, seasonality, impacts of our dividend policy on our ability to pursue growth opportunities, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2016 centers upon enhancing the integration of our multi-service strategy. We further plan to explore new products and services, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients. On December 1, 2015, the Company completed its previously announced acquisition of Hay Group, a global leader in people strategy and organizational performance. The acquisition strengthens the Company’s intellectual property, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities to assessment and development. Under the terms of the Stock Purchase Agreement, dated as of September 23, 2015 (the “Purchase Agreement”), by and between HG (Bermuda) Limited (“HG Bermuda”) and the Company, at the closing of the acquisition the Company paid HG Bermuda an aggregate purchase price of approximately $493 million, consisting of (a) approximately $275 million in cash, net of estimated cash acquired ($54 million from our foreign locations), and after giving effect to estimated purchase price adjustments as described in the Purchase Agreement, and (b) 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $218 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015 ($200 million based on the volume weighted average price of the Company’s common stock on The New York Stock Exchange on each of the 20 consecutive trading days ending on September 21, 2015). On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Hay Group acquisition purchase price. The outstanding principal is payable in quarterly installments starting January 1, 2016, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. Interest accrued on the term loan shall also be payable on the first date of each calendar quarter, with an initial interest rate of 1.34% per annum. Pursuant to the Purchase Agreement, the Company has committed to a $40 million retention pool (up to $5 million payable within one year) for certain employees of Hay Group subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018. The integration of Hay Group will involve workforce alignment, consolidation of office space and elimination of redundant general and administrative expenses. In order to achieve these cost synergies, we will incur restructuring and integration/acquisition charges beginning in the third quarter of fiscal 2016.

Prior to the closing of the acquisition of the Hay Group, the Company and HG Bermuda entered into a letter agreement, dated November 30, 2015, to provide for, among other things, the acquisition by Korn/Ferry Canada, Inc., a corporation organized under the laws of Canada and an indirect wholly owned subsidiary of the Company, of all the issued and outstanding capital stock of Hay Group Ltd., a corporation organized under the laws of Ontario, Canada and an indirect wholly owned subsidiary of HG Bermuda, from Hay Group Investment Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) organized under the laws of the Netherlands and an indirect wholly owned subsidiary of HG Bermuda, immediately prior to the consummation of the acquisition of the Hay Group.

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

The Company currently operates in three global business segments: Executive Recruitment, LTC and Futurestep. See Note 7 — Business Segments, in the Notes to our Consolidated Financial for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration and acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, it may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Fee revenue increased $24.9 million, or 10% in the three months ended October 31, 2015 to $280.6 million compared to $255.7 million in the three months ended October 31, 2014, with increases in fee revenue in all business segments. During the three months ended October 31, 2015, we recorded operating income of $29.0 million with Executive Recruitment, LTC and Futurestep segments contributing $39.2 million, $7.8 million and $6.9 million, respectively, offset by corporate expenses of $24.9 million. Net income during the three months ended October 31, 2015 and 2014 was $18.0 million and $25.4 million, respectively. Adjusted EBITDA was $46.0 million with Executive Recruitment, LTC and Futurestep segments contributing $40.6 million, $14.7 million, and $7.5 million, respectively, offset by corporate expenses net of other income and equity in earnings of unconsolidated subsidiaries of $16.8 million during the three months ended October 31, 2015. Adjusted EBITDA increased $2.0 million during the three months ended October 31, 2015 to $46.0 million, from Adjusted EBITDA of $44.0 million during the three months ended October 31, 2014.

Our cash, cash equivalents and marketable securities decreased $107.7 million, or 21%, to $417.7 million at October 31, 2015, compared to $525.4 million at April 30, 2015. This decrease is mainly due to bonuses earned in fiscal 2015 and paid during the first quarter of fiscal 2016 and $10.3 million in dividends paid during the first half of fiscal 2016, partially offset by cash provided by operating activities. As of October 31, 2015, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $140.5 million and a fair value of $144.9 million. Our vested and unvested obligations for which these assets were held in trust totaled $140.9 million as of October 31, 2015.

Our working capital increased by $4.7 million to $339.7 million in the six months ended October 31, 2015. We believe that cash on hand, funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, purchase price for the acquisition of Hay Group, repayment of the debt incurred in connection with the Hay Group acquisition, the retention pool obligations pursuant to the Hay Group acquisition and dividend payments under our dividend policy in the next twelve months. Although, we had no long-term debt or any outstanding borrowings under our credit facility at October 31, 2015 or April 30, 2015, as discussed above, on November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Hay Group acquisition purchase price. At October 31, 2015 and April 30, 2015, there was $2.9 million and $2.8 million of standby letters of credit issued under our long-term debt arrangements, respectively. The Company had a total of $1.4 million and $1.6 million of standby letters of credits with other financial institutions as of October 31, 2015 and April 30, 2015, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended October 31,		Six Months Ended October 31,
	2015	2014	2015	2014
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.8	3.5	4.1	3.6

Total revenue	103.8	103.5	104.1	103.6
Compensation and benefits	67.2	68.3	67.2	67.8
General and administrative expenses	15.9	11.8	15.0	13.3
Reimbursed expenses	3.8	3.5	4.1	3.6
Cost of services	4.0	3.8	3.9	3.8
Depreciation and amortization	2.6	2.6	2.6	2.7
Restructuring charges, net	—	—	—	1.9

Operating income	10.3	13.5	11.3	10.5

Net income	6.4%	9.9%	7.5%	7.9%

The following tables summarize the results of our operations by business segment:

	Three Months Ended October 31,				Six Months Ended October 31,
	2015		2014		2015		2014
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue	(dollars in thousands)
Executive recruitment:
North America	$92,788	33.1%	$82,729	32.3%	$183,147	33.4%	$165,029	32.6%
EMEA	36,570	13.0	36,675	14.3	72,660	13.3	76,972	15.2
Asia Pacific	20,998	7.5	21,157	8.3	40,213	7.3	40,691	8.0
South America.	6,116	2.2	8,369	3.3	12,542	2.3	14,653	2.9

Total executive recruitment	156,472	55.8	148,930	58.2	308,562	56.3	297,345	58.7
LTC	73,602	26.2	66,408	26.0	142,842	26.1	129,956	25.6
Futurestep	50,526	18.0	40,364	15.8	96,590	17.6	79,589	15.7

Total fee revenue	280,600	100.0%	255,702	100.0%	547,994	100.0%	506,890	100.0%

Reimbursed out-of-pocket engagement expenses	10,739		9,015		22,680		18,152

Total revenue	$291,339		$264,717		$570,674		$525,042

	Three Months Ended October 31,				Six Months Ended October 31,
	2015		2014		2015		2014
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
Operating Income	(dollars in thousands)
Executive recruitment:
North America	$27,422	29.6%	$19,117	23.1%	$51,567	28.2%	$38,115	23.1%
EMEA	6,929	18.9	5,621	15.3	13,205	18.2	8,264	10.7
Asia Pacific	3,907	18.6	3,424	16.2	6,893	17.1	5,946	14.6
South America.	970	15.9	1,699	20.3	2,478	19.8	1,772	12.1

Total executive recruitment	39,228	25.1	29,861	20.1	74,143	24.0	54,097	18.2
LTC	7,778	10.6	7,762	11.7	15,273	10.7	11,222	8.6
Futurestep	6,896	13.6	5,150	12.8	13,085	13.5	8,607	10.8
Corporate	(24,889)	—	(8,357)	—	(40,584)	—	(20,917)	—

Total operating income	$29,013	10.3%	$34,416	13.5%	$61,917	11.3%	$53,009	10.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2015
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$92,788	$36,570	$20,998	$6,116	$156,472	$73,602	$50,526	$—	$280,600
Total revenue	$96,198	$37,509	$21,617	$6,118	$161,442	$75,991	$53,906	$—	$291,339

Net income									$17,971
Other loss, net									2,646
Interest expense, net									544
Equity in earnings of unconsolidated subsidiaries, net									(540)
Income tax provision									8,392

Operating income (loss)	$27,422	$6,929	$3,907	$970	$39,228	$7,778	$6,896	$(24,889)	29,013
Depreciation and amortization	832	232	223	73	1,360	3,588	578	1,654	7,180
Other (loss) income, net	(127)	7	(6)	33	(93)	(17)	8	(2,544)	(2,646)
Equity in earnings of unconsolidated subsidiaries, net	140	—	—	—	140	—	—	400	540

EBITDA	28,267	7,168	4,124	1,076	40,635	11,349	7,482	(25,379)	34,087
Integration/acquisition costs	—	—	—	—	—	3,310	—	8,684	11,994

Adjusted EBITDA	$28,267	$7,168	$4,124	$1,076	$40,635	$14,659	$7,482	$(16,695)	$46,081

Adjusted EBITDA margin	30.5%	19.6%	19.6%	17.6%	26.0%	19.9%	14.8%		16.4%

	Three Months Ended October 31, 2014
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$82,729	$36,675	$21,157	$8,369	$148,930	$66,408	$40,364	$—	$255,702
Total revenue	$86,252	$38,054	$21,716	$8,383	$154,405	$68,477	$41,835	$—	$264,717

Net income									$25,403
Other income, net									(2,362)
Interest expense, net									920
Equity in earnings of unconsolidated subsidiaries, net									(452)
Income tax provision									10,907

Operating income (loss)	$19,117	$5,621	$3,424	$1,699	$29,861	$7,762	$5,150	$(8,357)	34,416
Depreciation and amortization	891	446	261	85	1,683	3,279	459	1,358	6,779
Other income (loss), net	194	(1)	149	13	355	(172)	25	2,154	2,362
Equity in earnings of unconsolidated subsidiaries, net	110	—	—	—	110	—	—	342	452

EBITDA	20,312	6,066	3,834	1,797	32,009	10,869	5,634	(4,503)	44,009

Adjusted EBITDA	$20,312	$6,066	$3,834	$1,797	$32,009	$10,869	$5,634	$(4,503)	$44,009

Adjusted EBITDA margin	24.6%	16.5%	18.1%	21.5%	21.5%	16.4%	14.0%		17.2%

	Six Months Ended October 31, 2015
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$183,147	$72,660	$40,213	$12,542	$308,562	$142,842	$96,590	$—	$547,994
Total revenue	$190,597	$74,680	$41,607	$12,550	$319,434	$147,432	$103,808	$—	$570,674
Net income									$41,053
Other loss, net									2,720
Interest expense, net									843
Equity in earnings of unconsolidated subsidiaries, net									(1,265)
Income tax provision									18,566

Operating income (loss)	$51,567	$13,205	$6,893	$2,478	$74,143	$15,273	$13,085	$(40,584)	61,917
Depreciation and amortization	1,659	597	469	151	2,876	7,336	1,163	3,228	14,603
Other (loss) income, net	(95)	150	12	272	339	(880)	8	(2,187)	(2,720)
Equity in earnings of unconsolidated subsidiaries, net	226	—	—	—	226	—	—	1,039	1,265

EBITDA	53,357	13,952	7,374	2,901	77,584	21,729	14,256	(38,504)	75,065
Integration/acquisition costs	—	—	—	—	—	3,639	—	9,029	12,668

Adjusted EBITDA	$53,357	$13,952	$7,374	$2,901	$77,584	$25,368	$14,256	$(29,475)	$87,733

Adjusted EBITDA margin	29.1%	19.2%	18.3%	23.1%	25.1%	17.8%	14.8%		16.0%

	Six Months Ended October 31, 2014
	Executive Recruitment					LTC	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	South America	Subtotal
	(in thousands)
Fee revenue	$165,029	$76,972	$40,691	$14,653	$297,345	$129,956	$79,589	$—	$506,890
Total revenue	$172,334	$79,483	$42,085	$14,692	$308,594	$133,897	$82,551	$—	$525,042
Net income									$39,936
Other income, net									(4,539)
Interest expense, net									1,714
Equity in earnings of unconsolidated subsidiaries, net									(918)
Income tax provision									16,816

Operating income (loss)	$38,115	$8,264	$5,946	$1,772	$54,097	$11,222	$8,607	$(20,917)	53,009
Depreciation and amortization	1,795	935	555	170	3,455	6,531	905	2,658	13,549
Other income, net	323	45	258	46	672	45	23	3,799	4,539
Equity in earnings of unconsolidated subsidiaries, net	178	—	—	—	178	—	—	740	918

EBITDA	40,411	9,244	6,759	1,988	58,402	17,798	9,535	(13,720)	72,015
Restructuring charges, net	1,151	3,987	17	377	5,532	2,758	1,424	172	9,886

Adjusted EBITDA	$41,562	$13,231	$6,776	$2,365	$63,934	$20,556	$10,959	$(13,548)	$81,901

Adjusted EBITDA margin	25.2%	17.2%	16.7%	16.1%	21.5%	15.8%	13.8%		16.2%

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

Fee Revenue

Fee Revenue. Fee revenue went up by $24.9 million, or 10%, to $280.6 million in the three months ended October 31, 2015 compared to $255.7 million in the year-ago quarter. This increase was attributable to higher fee revenue in Futurestep, LTC and Executive Recruitment. Exchange rates unfavorably impacted fee revenue by $16.4 million, or 6%, in the three months ended October 31, 2015, when compared to the year-ago quarter.

Executive Recruitment. Executive Recruitment reported fee revenue of $156.5 million, an increase of $7.5 million, or 5%, in the three months ended October 31, 2015 compared to $149.0 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue was higher in the North America region, partially offset by decreases in fee revenue in South America, Asia Pacific and EMEA regions in the three months ended October 31, 2015 as compared to the year-ago quarter. The higher fee revenue in Executive Recruitment was mainly due to a 3% increase in the number of Executive Recruitment engagements billed and a 2% increase in the weighted-average fees billed per engagement during the three months ended October 31, 2015 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $9.1 million, or 6%, in the three months ended October 31, 2015, when compared to the year-ago quarter.

North America reported fee revenue of $92.8 million, an increase of $10.1 million, or 12%, in the three months ended October 31, 2015 compared to $82.7 million in the year-ago quarter. North America’s fee revenue was higher due to a 16% increase in the number of engagements billed, offset by a 3% decrease in the weighted-average fees billed per engagement during the three months ended October 31, 2015 compared to the year-ago quarter. The overall increase in fee revenue was driven by growth in the financial services, life sciences/healthcare, technology, and education/non-profit sectors as compared to the year-ago quarter, partially offset by a decline in the consumer goods and industrial sectors. Exchange rates unfavorably impacted fee revenue by $0.9 million, or 1%, in the three months ended October 31, 2015, when compared to the year-ago quarter.

EMEA reported fee revenue of $36.6 million in the three months ended October 31, 2015 compared to $36.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.2 million, or 11%, in the three months ended October 31, 2015, when compared to the year-ago quarter. The performance in existing offices in the United Kingdom, Italy, Austria and Belgium were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2015 compared to the year-ago quarter, offset by an increase in fee revenue in United Arab Emirates and Germany. In terms of business sectors, financial services and technology experienced the largest decline in fee revenue in the three months ended October 31, 2015 as compared to the year-ago quarter, partially offset by an increase in the consumer goods, life sciences/healthcare and industrial sectors.

Asia Pacific reported fee revenue of $21.0 million in the three months ended October 31, 2015 compared to $21.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.3 million, or 11%, in the three months ended October 31, 2015, when compared to the year-ago quarter. The decline in fee revenue was due to a 5% decrease in weighted-average fees billed per engagement, offset by a 5% increase in the number of engagements billed in the three months ended October 31, 2015 compared to the year-ago quarter. The performance in Indonesia, Japan, Hong Kong and Australia were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2015 compared to the year-ago quarter, offset by an increase in fee revenue in China. Life sciences/healthcare and industrial were the main sectors contributing to the decrease in fee revenue in the three months ended October 31, 2015 as compared to the year-ago quarter, partially offset by an increase in fee revenue in the financial services and consumer goods sectors.

South America reported fee revenue of $6.1 million, a decrease of $2.3 million, or 27%, in the three months ended October 31, 2015 compared to $8.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue for South America by $1.7 million, or 20%, in the three months ended October 31, 2015, when compared to the year-ago quarter. The decline in fee revenue was mainly due to a 16% decrease in the number of engagements billed and a 13% decrease in weighted-average fees billed per engagement in the three months ended October 31, 2015 compared to the year-ago quarter. The performance in Brazil and Colombia were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2015 compared to the year-ago quarter, partially offset by an increase in fee revenue in Venezuela. Industrial and technology were the main sectors contributing to the decline in fee revenue in the three months ended October 31, 2015 compared to the year-ago quarter.

Leadership & Talent Consulting. LTC reported fee revenue of $73.6 million, an increase of $7.3 million, or 11%, in the three months ended October 31, 2015 compared to $66.3 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 5%, in the three months ended October 31, 2015. Fee revenue increased due to higher consulting fee revenue of $7.3 million, or 14%, in the three months ended October 31, 2015 compared to the year-ago quarter. Consulting fee revenue includes $6.5 million of fee revenue from Pivot Leadership which was acquired on March 1, 2015.

Futurestep. Futurestep reported fee revenue of $50.5 million, an increase of $10.1 million, or 25%, in the three months ended October 31, 2015 compared to $40.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.2 million, or 10%, in the three months ended October 31, 2015. The increase in fee revenue was driven by an increase in professional search of $5.6 million due to a 26% increase in engagements billed in the three months ended October 31, 2015 compared to the year-ago quarter and a 5% increase in the weighted average fees billed per engagement during the same period. The rest of the increase was due to $4.5 million in higher fee revenue in recruitment process outsourcing in the three months ended October 31, 2015 compared to the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased $13.9 million, or 8%, to $188.6 million in the three months ended October 31, 2015 from $174.7 million in the year-ago quarter. This increase was due in large part to an increase of $9.3 million in salaries and related payroll taxes and $3.3 million of severance costs related to the integration of Hay Group. The higher level of salaries and related payroll expense was due to an increase in average consultant headcount of 20% in the three months ended October 31, 2015 compared to the year-ago quarter, and reflects our continued growth-related investments back into the business. Also contributing to the increase in compensation and benefits was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $1.4 million in the three months ended October 31, 2015 compared to the year-ago quarter due to a smaller increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements) Exchange rates favorably impacted compensation and benefits expenses by $11.1 million, or 6%, in the three months ended October 31, 2015.

Executive Recruitment compensation and benefits expense decreased by $1.2 million, or 1%, to $98.6 million in the three months ended October 31, 2015 compared to $99.8 million in the year-ago quarter. This decrease was primarily due to lower performance related bonus expense of $1.6 million and a decline of $2.1 million in the fair value of vested amounts owed under deferred compensation plans, partially offset by increases in salaries and related payroll expense and amortization of prepaid compensation of $1.4 million and $0.7 million, respectively, during the three months ended October 31, 2015 compared to the year-ago quarter. The increase in salaries and related payroll expense was principally due to an 11% increase in average consultant headcount due to the continued adoption of our strategy. Executive Recruitment compensation and benefits expense as a percentage of fee revenue decreased to 63% in the three months ended October 31, 2015 from 67% in the year-ago quarter.

LTC compensation and benefits expense increased $6.8 million, or 17%, to $46.4 million in the three months ended October 31, 2015 from $39.6 million in the year-ago quarter. The change was primarily due to an increase of $3.3 million of severance costs related to the integration of Hay Group during the three months ended October 31, 2015 compared to the year-ago quarter. The rest of the change was due to an increase in salaries and related payroll taxes and performance related bonus expense of $2.5 million and $0.9 million, respectively, due to a 9% increase in average headcount during the three months ended October 31, 2015 compared to the year-ago quarter. LTC compensation and benefits expense as a percentage of fee revenue increased to 63% in the three months ended October 31, 2015 from 60% in the year-ago quarter.

Futurestep compensation and benefits expense increased $7.0 million, or 25%, to $35.0 million in the three months ended October 31, 2015 from $28.0 million in the year-ago quarter. The increase was primarily driven by an increase of $5.0 million in salaries and related payroll taxes and $1.1 million in outside contractor expenses. The increase in salaries and related payroll taxes were due to a 34% increase in the average headcount. The higher average headcount and the increase in utilization of outside contractors were primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both the three months ended October 31, 2015 and 2014.

Corporate compensation and benefits expense increased by $1.3 million, or 18%, to $8.6 million in the three months ended October 31, 2015 from $7.3 million in the year-ago quarter mainly due to a change in CSV of COLI. The change in CSV of COLI increased compensation and benefits expense by $1.4 million in the three months ended October 31, 2015 compared to the year-ago quarter due to a smaller increase in the underlying investments. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses increased $14.5 million, or 48%, to $44.6 million in the three months ended October 31, 2015 compared to $30.1 million in the three months ended October 31, 2014. General and administrative expenses increased due to $8.6 million primarily in legal and other professional fees associated with the acquisition of Hay Group in the three months ended October 31, 2015 and the fact that we received a $6.2 million insurance reimbursement during the three months ended October 31, 2014 that reduced legal fees in the year-ago quarter. Neutralizing the effect of these items, general and administrative expenses were essentially flat quarter-over-quarter. General and administrative expenses as a percentage of fee revenue was 16% in the three months ended October 31, 2015 compared to 12% in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $2.3 million, or 8%, during the three months ended October 31, 2015.

Executive Recruitment general and administrative expenses decreased $1.0 million, or 6%, to $16.6 million in the three months ended October 31, 2015 from $17.6 million in the year-ago quarter. General and administrative expenses decreased due to a favorable foreign exchange rate that resulted in a foreign exchange gain of $0.3 million in the three months ended October 31, 2015 compared to foreign exchange loss of $0.3 million in the year-ago quarter. The remaining change was due to a decrease in premise and office expense of $0.6 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 11% in the three months ended October 31, 2015 compared to 12% in the year-ago quarter.

LTC general and administrative expenses were $8.0 million and $8.4 million in the three months ended October 31, 2015 and October 31, 2014, respectively. General and administrative expenses decreased due to a favorable foreign exchange rate that resulted in an increase of $0.5 million in foreign exchange gain in the three months ended October 31, 2015 compared to the year-ago quarter. LTC general and administrative expenses as a percentage of fee revenue was 11% in the three months ended October 31, 2015 compared to 13% in the year-ago quarter.

Futurestep general and administrative expenses increased $1.0 million, or 23%, to $5.3 million in the three months ended October 31, 2015 compared to $4.3 million in the year-ago quarter. The increase is attributable to an increase in premise and office expense of $0.5 million in the three months ended October 31, 2015 compared to the year-ago quarter and unfavorable foreign exchange rate that resulted in a $0.4 million foreign exchange loss in the three months ended October 31, 2015 compared to the year-ago quarter. Futurestep general and administrative expenses as a percentage of fee revenue was 10% in the three months ended October 31, 2015 compared to 11% in the year-ago quarter.

Corporate general and administrative expenses increased $14.9 million in the three months ended October 31, 2015 compared to the year-ago quarter. The increase in general and administrative expenses was driven by $8.6 million in acquisition costs associated with the acquisition of Hay Group incurred in the three months ended October 31, 2015 and the fact that we received a $6.2 million insurance reimbursement during the three months ended October 31, 2014 that reduced legal fees in the year-ago quarter.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and LTC. Cost of services expense increased $1.5 million, or 15%, to $11.2 million in the three months ended October 31, 2015 compared to $9.7 million in the year-ago quarter. Cost of services expense as a percentage of fee revenue was 4% in both the three months ended October 31, 2015 and 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $7.2 million, an increase of $0.4 million in the three months ended October 31, 2015 compared to $6.8 million in the year-ago quarter. The increase relates primarily to technology investments that were made in the current and prior year, primarily in software, leasehold improvements, computer equipment, furniture and fixtures and intangible assets.

Operating Income

Operating income decreased $5.4 million to $29.0 million in the three months ended October 31, 2015 as compared to $34.4 million in the year-ago quarter. This decrease in operating income resulted from an increase of $14.5 million, $13.9 million, $1.5 million and $0.4 million in general and administrative expenses, compensation and benefits expense, cost of services expense and depreciation and amortization expenses, respectively. These changes were offset by higher fee revenue of $24.9 million during the three months ended October 31, 2015 as compared to the year-ago quarter.

Executive Recruitment operating income increased $9.3 million to $39.2 million in the three months ended October 31, 2015 as compared to $29.9 million in the year-ago quarter. The increase in Executive Recruitment operating income was driven by higher fee revenue of $7.5 million and decreases in compensation and benefits expense and general and administrative expenses of $1.2 million and $1.0 million, respectively. The decrease in compensation and benefits expense was driven by lower performance related bonus expense and a decline in the fair value of vested amounts owed under deferred compensation plans. The decrease in general and administrative expenses was mainly due to favorable foreign exchange rate in the three months ended October 31, 2015 compared to the year-ago quarter and lower premise and office expense. Executive Recruitment operating income as a percentage of fee revenue was 25% in the three months ended October 31, 2015 as compared to 20% in the year-ago quarter.

LTC operating income was $7.8 million in the both the three months ended October 31, 2015 and 2014. The increase in fee revenue of $7.3 million was offset by higher compensation and benefit expense of $6.8 million and an increase of $0.5 million in cost of services expense. LTC operating income as a percentage of fee revenue was 11% in the three months ended October 31, 2015 compared to 12% in the year-ago quarter.

Futurestep operating income increased by $1.8 million to $6.9 million in the three months ended October 31, 2015 from $5.1 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to $10.1 million in higher fee revenue, partially offset by an increase of $7.0 million in compensation and benefits expense and a $1.0 million increase in general and administrative expenses in the three months ended October 31, 2015 compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 14% in the three months ended October 31, 2015 as compared to 13% in the year-ago quarter.

Adjusted EBITDA

Adjusted EBITDA increased $2.0 million to $46.0 million in the three months ended October 31, 2015 as compared to $44.0 million in the year-ago quarter. This increase was driven by higher fee revenue of $24.9 million, primarily offset by higher compensation and benefits expense, general and administrative expenses and cost of services expense of $10.6 million $5.9 million and $1.5 million, respectively, and other loss, net of $2.6 million during the three months ended October 31, 2015 compared to other income, net of $2.4 million in the year-ago quarter. Adjusted EBITDA as a percentage of fee revenue was 16% in the three months ended October 31, 2015 as compared to 17% in the year-ago quarter. Adjusted EBITDA margin for Q2 FY’16 was negatively impacted by the net impact of the markets on the Company’s deferred compensation programs as disclosed in the notes to our unaudited consolidated financial statements. Adjusted EBITDA margin for Q2 FY’15 was favorably impacted by the insurance reimbursement discussed above, partially offset by higher other professional fees and additional performance-related bonus expense.

Executive Recruitment Adjusted EBITDA was $40.6 million and $32.0 million in the three months ended October 31, 2015 and 2014, respectively. Adjusted EBITDA increased $8.6 million in the three months ended October 31, 2015 as compared to the year-ago quarter due to higher fee revenue of $7.5 million, decreases in compensation and benefits expense and general and administrative expenses of $1.2 million and $1.0 million, respectively, offset by other loss, net of $0.1 million during the three months ended October 31, 2015 compared to other income, net of $0.4 million in the year-ago quarter. The decrease in compensation and benefits expense was driven by lower performance related bonus expense and a decline in the fair value of vested amounts owed under deferred compensation plans. The decrease in general and administrative expenses was partially due to favorable foreign exchange rates in the three months ended October 31, 2015 compared to the year-ago quarter and lower premise and office expense. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 26% in the three months ended October 31, 2015 as compared to 21% in the year-ago quarter.

LTC Adjusted EBITDA increased by $3.8 million to $14.7 million in the three months ended October 31, 2015 as compared to $10.9 million in the year-ago quarter. This increase was due to higher fee revenue of $7.3 million and a decline of $0.4 million in general and administrative expenses, offset by an increase in compensation and benefit expense of $3.5 million and a $0.5 million increase in cost of services. The increase in compensation and benefit expenses was due to an increase in headcount to grow the business (a 9% increase in the average headcount). LTC Adjusted EBITDA as a percentage of fee revenue was 20% in the three months ended October 31, 2015 as compared to 16% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $1.9 million to $7.5 million in the three months ended October 31, 2015 as compared to $5.6 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $10.1 million, offset by an increase of $7.0 million in compensation and benefits expense and $1.0 million in general and administrative expenses during the three months ended October 31, 2015 as compared to the year-ago quarter. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended October 31, 2015 as compared to 14% in the year-ago quarter.

Other (Loss) Income, Net

Other loss, net was $2.6 million in the three months ended October 31, 2015 as compared to other income, net of $2.4 million in the year-ago quarter. The change in other (loss) income, net is due primarily to the decrease in the fair value of our marketable securities during the three months ended October 31, 2015 compared to an increase in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.5 million in the three months ended October 31, 2015 as compared to $0.9 million in the year-ago quarter.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.6 million in the three months ended October 31, 2015 as compared to $0.4 million in the year-ago quarter.

Income Tax Provision

The provision for income taxes was $8.5 million in the three months ended October 31, 2015 compared to $10.9 million in the year-ago quarter. The provision for income taxes in the three months ended October 31, 2015 and 2014 reflects a 32% and 30% effective tax rate, respectively. The increase in the effective tax rate for the three months ended October 31, 2015 is due to a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Six Months Ended October 31, 2015 Compared to Six Months Ended October 31, 2014

Fee Revenue

Fee Revenue. Fee revenue increased $41.1 million, or 8%, to $548.0 million in the six months ended October 31, 2015 compared to $506.9 million in the six months ended October 31, 2014. This increase was attributable to higher fee revenue in Futurestep, LTC and Executive Recruitment. Exchange rates unfavorably impacted fee revenue by $32.7 million, or 6%, in the six months ended October 31, 2015.

Executive Recruitment. Executive Recruitment reported fee revenue of $308.6 million, an increase of $11.2 million, or 4%, in the six months ended October 31, 2015 compared to $297.4 million in the six months ended October 31, 2014. As detailed below, Executive Recruitment fee revenue was higher in the North America region, partially offset by decreases in fee revenue in EMEA, Asia Pacific and South America regions in the six months ended October 31, 2015 as compared to the year-ago period. The higher fee revenue was mainly due to a 6% increase in the weighted-average fees billed per engagement, offset by a 2% decrease in the number of Executive Recruitment engagements billed during the six months ended October 31, 2015 as compared to the six months ended October 31, 2014. Exchange rates unfavorably impacted fee revenue by $18.5 million, or 6%, in the six months ended October 31, 2015.

North America reported fee revenue of $183.2 million, an increase of $18.2 million, or 11%, in the six months ended October 31, 2015 compared to $165.0 million in the six months ended October 31, 2014. North America’s increase in fee revenue is primarily due to a 9% increase in the number of engagements billed and a 1% increase in the weighted-average fees billed per engagement during the six months ended October 31, 2015 as compared to the year-ago period. The overall increase in fee revenue was primarily driven by growth in the financial services, life sciences/healthcare, and technology sectors as compared to the six months ended October 31, 2014, partially offset by a decrease in the industrial and consumer goods sectors. Exchange rates unfavorably impacted fee revenue by $1.7 million, or 1%, in the six months ended October 31, 2015.

EMEA reported fee revenue of $72.7 million, a decrease of $4.3 million, or 6%, in the six months ended October 31, 2015 compared to $77.0 million in the six months ended October 31, 2014. Exchange rates unfavorably impacted fee revenue by $9.6 million, or 12%, in the six months ended October 31, 2015. The decline in fee revenue was due to an 8% decrease in the number of engagements billed, offset by a 3% increase in the weighted-average fees billed per engagement in the six months ended October 31, 2015 as compared to the year-ago period. The performance in existing offices in the United Kingdom and Germany were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2015 compared to year-ago period, offset by an increase in fee revenue in United Arab Emirates and Denmark. In terms of business sectors, technology, industrial and financial services experienced the largest decreases in fee revenue in the six months ended October 31, 2015 as compared to the year-ago period, partially offset by an increase in the life sciences/healthcare sector.

Asia Pacific reported fee revenue of $40.2 million in the six months ended October 31, 2015 compared to $40.7 million in the six months ended October 31, 2014. Exchange rates unfavorably impacted fee revenue by $4.0 million, or 10%, in the six months ended October 31, 2015. The decline in fee revenue was due to a 2% decrease in the number of engagements billed, partially offset by a 1% increase in weighted-average fees billed per engagement in the six months ended October 31, 2015 compared to the year-ago period. The performance in Hong Kong, Japan and Indonesia were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2015 compared to the year-ago period, offset by an increase in fee revenue in China. Life sciences/healthcare and consumer goods were the main sectors contributing to the decrease in fee revenue in the six months ended October 31, 2015 as compared to the year-ago period, partially offset by an increase in fee revenue in the financial services sector.

South America reported fee revenue of $12.5 million, a decrease of $2.2 million, or 15%, in the six months ended October 31, 2015 compared to $14.7 million in the six months ended October 31, 2014. Exchange rates unfavorably impacted fee revenue for South America by $3.2 million, or 22%, in the six months ended October 31, 2015. The decline in fee revenue was due to a 27% decrease in the number of engagements billed, offset by an 18% increase in weighted-average fees billed per engagement in the six months ended October 31, 2015 compared to the year-ago period. The performance in Brazil, Colombia and Chile were the primary contributors to the decline in fee revenue in the six months ended October 31, 2015 compared to the six months ended October 31, 2014, partially offset by the growth in Venezuela. Industrial and technology were the main sectors contributing to the decrease in fee revenue in the six months ended October 31, 2015 compared to the year-ago period, partially offset by an increase in fee revenue in the consumer goods sector during the same period.

Leadership & Talent Consulting. Leadership & Talent Consulting reported fee revenue of $142.8 million, an increase of $12.9 million, or 10%, in the six months ended October 31, 2015 compared to $129.9 million in the six months ended October 31, 2014. Exchange rates unfavorably impacted fee revenue by $6.2 million, or 5%, in the six months ended October 31, 2015. Fee revenue increased due to higher consulting and product fee revenue of $11.7 million, or 12%, and $1.2 million, or 4%, respectively, in the six months ended October 31, 2015 compared to the year-ago period. The acquisition of Pivot Leadership on March 1, 2015 contributed $11.7 million in consulting fee revenue during the six months ended October 31, 2015.

Futurestep. Futurestep reported fee revenue of $96.6 million, an increase of $17.0 million, or 21%, in the six months ended October 31, 2015 compared to $79.6 million in the six months ended October 31, 2014. Exchange rates unfavorably impacted fee revenue by $8.0 million or 10% in the six months ended October 31, 2015. The increase in fee revenue was primarily driven by higher fee revenues in professional search and RPO of $11.3 million and $6.1 million, respectively. The increase in fee revenue in professional search was due to a 24% increase in engagements billed in the six months ended October 31, 2015 compared to the year-ago period and a 9% increase in the weighted average fees billed per search engagements during the same period.

Compensation and Benefits

Compensation and benefits expense increased $24.3 million, or 7%, to $368.1 million in the six months ended October 31, 2015 from $343.8 million in the year-ago period. This increase was due in large part to an increase in salaries and related payroll taxes of $14.2 million and increases of $2.4 million and $2.1 million in performance related bonus expense and outside contractor expenses, respectively. The increase in performance related bonus expense was due to an increase in fee revenue and profitability due to the continued adoption of our strategy, including referrals between lines of business and an increase in average consultant headcount. The higher level of salaries and related payroll expense was due to an increase in average consultant headcount of 15% in the six months ended October 31, 2015 compared to year-ago period, and reflects our continued growth-related investments back into the business. In addition, an increase in compensation and benefits expense was due to $3.6 million of severance costs related to the integration of Hay Group. Also contributing to the increase in compensation and benefit was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $2.2 million in the six months ended October 31, 2015 compared to the year-ago period due to a smaller increase in the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements) Exchange rates favorably impacted compensation and benefits expenses by $21.5 million, or 6%, during the six months ended October 31, 2015.

The changes in the fair value of vested amounts owed under certain deferred compensation plans decreased compensation and benefits expense by $0.9 million in the six months ended October 31, 2015 compared to an increase of $2.7 million in the six months ended October 31, 2014. Offsetting these changes in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $1.8 million in the six months ended October 31, 2015 compared to an increase of $4.5 million in the year-ago period, recorded in other (loss) income, net on the consolidated statement of income.

Executive Recruitment compensation and benefits expense was $198.0 million in the six months ended October 31, 2015 compared to $197.7 million in the six months ended October 31, 2014. Executive Recruitment compensation and benefits expense as a percentage of fee revenue was 64% in the six months ended October 31, 2015 compared to 66% in the year-ago period.

Leadership & Talent Consulting compensation and benefits expense increased $9.6 million, or 12%, to $87.9 million in the six months ended October 31, 2015 from $78.3 million in the six months ended October 31, 2014. The increase was driven by an increase in salaries and related payroll taxes of $4.5 million and an increase of $0.5 million and $0.4 million in outside contractors and performance related bonus expense, respectively. The higher level of salaries and related payroll expense was due to an increase in average headcount of 10% in the six months ended October 31, 2015 compared to the year-ago period. In addition, compensation and benefits expense increased due to $3.6 million of severance costs related to the integration of Hay Group. Leadership & Talent Consulting compensation and benefits expense as a percentage of fee revenue increased to 62% in the six months ended October 31, 2015 from 60% in the six months ended October 31, 2014.

Futurestep compensation and benefits expense increased $11.6 million, or 21%, to $66.3 million in the six months ended October 31, 2015 from $54.7 million in the six months ended October 31, 2014. The increase was primarily driven by an increase of $7.7 million in salaries and related payroll taxes, $1.6 million in outside contractors, $0.6 million in employee insurance cost and $0.5 million in performance related bonus expense. The increase in salaries and related payroll taxes, employee insurance costs and performance related bonus expense were due to a 27% increase in the average headcount. The higher average headcount and the increase in utilization of outside contractors were primarily driven by the need to service an increase in fee revenue in both our professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both the six months ended October 31, 2015 and 2014.

Corporate compensation and benefits expense increased $2.8 million, or 21%, to $15.9 million in the six months ended October 31, 2015 from $13.1 million in the six months ended October 31, 2014 mainly due to the change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $3.3 million and $5.5 million in the six months ended October 31, 2015 and 2014, respectively. The decrease in CSV of COLI was due to a decrease in investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses increased $14.6 million, or 22%, to $82.1 million in the six months ended October 31, 2015 compared to $67.5 million in the six months ended October 31, 2014. General and administrative expenses as a percentage of fee revenue was 15% in the six months ended October 31, 2015 compared to 13% in the six months ended October 31, 2014. The increase is attributable to $9.0 million, primarily in legal and other professional fees associated with the acquisition of Hay Group in the six months ended October 31, 2015 and a $6.2 million insurance reimbursement received during the six months ended October 31, 2014 that reduced legal fees in the year-ago period. These increases were partially offset by favorable foreign currency rates that resulted in a decrease in general and administrative expenses of $1.1 million in the six months ended October 31, 2015 compared to the year-ago period. Exchange rates favorably impacted general and administrative expenses by $4.7 million, or 7%, during the six months ended October 31, 2015.

Executive Recruitment general and administrative expenses decreased $3.2 million, or 9%, to $33.2 million in the six months ended October 31, 2015 from $36.4 million in the six months ended October 31, 2014. Favorable foreign exchange rates contributed to a decline in general and administrative expenses of $1.7 million during the six months ended October 31, 2015 compared to the year-ago period. The remaining decrease was due to lower premise and office expense of $1.0 million. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 11% in the six months ended October 31, 2015 compared to 12% in the year-ago period.

Leadership & Talent Consulting general and administrative expenses decreased $0.4 million, or 2%, to $16.7 million in the six months ended October 31, 2015 from $17.1 million in the six months ended October 31, 2014. Favorable foreign exchange rates contributed to a decline in general and administrative expenses of $0.8 million in the six months ended October 31, 2015 compared to the year-ago quarter, partially offset by an increase in premise and office expense of $0.3 million. Leadership & Talent Consulting general and administrative expenses as a percentage of fee revenue was 12% in the six months ended October 31, 2015 compared to 13% in the six months ended October 31, 2014.

Futurestep general and administrative expenses increased $1.7 million, or 19%, to $10.7 million in the six months ended October 31, 2015 compared to $9.0 million in the six months ended October 31, 2014. Higher premise and office expenses of $0.8 million contributed to an increase in general and administrative expenses along with an increase of $0.5 million due to unfavorable exchange rates. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in both the six months ended October 31, 2015 and 2014.

Corporate general and administrative expenses increased $16.5 million to $21.5 million in the six months ended October 31, 2015 compared to $5.0 million in the six months ended October 31, 2014. The increase in general and administrative expenses was driven by a $9.0 million in acquisition costs associated with the acquisition of Hay Group incurred in the six months ended October 31, 2015 and a $6.2 million insurance reimbursement that reduced legal fees in the year-ago period. The rest of the increase was due to unfavorable exchange rates that resulted in an increase in general and administrative expenses of $0.8 million during the six months ended October 31, 2015 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily Futurestep and LTC. Cost of services expense increased $2.2 million, or 11%, to $21.3 million in the six months ended October 31, 2015 compared to $19.1 million in the six months ended October 31, 2014. Cost of services expense as a percentage of fee revenue was 4% in both the six months ended October 31, 2015 and 2014.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $14.6 million, an increase of $1.0 million in the six months ended October 31, 2015 compared to $13.6 million in the six months ended October 31, 2014. The increase relates primarily to technology investments that were made in the current and prior year, primarily in computer equipment, software, furniture and fixtures, leasehold improvements and intangible assets.

Restructuring Charges, Net

No restructuring charges, net were incurred during the six months ended October 31, 2015. During the six months ended October 31, 2014, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.9 million in restructuring charges, net in the six months ended October 31, 2014, of which $9.6 million relates to severance and $0.3 million relates to consolidation/abandonment of premises.

Operating Income

Operating income increased $8.9 million to $61.9 million in the six months ended October 31, 2015 as compared to $53.0 million in the six months ended October 31, 2014. This increase in operating income resulted from $41.1 million in higher fee revenue and a decrease of $9.9 million in restructuring charges, net, offset by increases in compensation and benefits expense of $24.3 million, general and administrative expenses of $14.6 million, cost of services expense of $2.2 million and depreciation and amortization expenses of $1.0 million during the six months ended October 31, 2015 as compared to the six months ended October 31, 2014.

Executive Recruitment operating income increased $20.0 million to $74.1 million in the six months ended October 31, 2015 as compared to $54.1 million in the six months ended October 31, 2014. The increase in Executive Recruitment operating income is primarily attributable to higher fee revenue of $11.2 million and decreases in restructuring charges, net and general and administrative expenses of $5.5 million and $3.2 million, respectively. General and administrative expenses decreased due to favorable exchange rates and a reduction in premise and office expense during the six months ended October 31, 2015 compared to the year-ago period. Executive Recruitment operating income as a percentage of fee revenue was 24% in the six months ended October 31, 2015 compared to 18% in the six months ended October 31, 2014.

LTC operating income increased $4.1 million to $15.3 million in the six months ended October 31, 2015 as compared to $11.2 million in the six months ended October 31, 2014. The increase in LTC operating income was due to a $12.9 million in higher fee revenue and decreases of restructuring charges, net and general and administrative expenses of $2.8 million and $0.4 million, respectively. These changes were offset by increases in compensation and benefit expense of $9.6 million and $1.6 million in cost of services expense. LTC operating income as a percentage of fee revenue was 11% in the six months ended October 31, 2015 compared to 9% in the year-ago period.

Futurestep operating income increased by $4.5 million to $13.1 million in the six months ended October 31, 2015 from $8.6 million in the six months ended October 31, 2014. The increase in Futurestep operating income was primarily due to higher fee revenues of $17.0 million and a decrease in restructuring charges, net of $1.4 million. The change was partially offset by an increase in compensation and benefits expense of $11.6 million, a $1.7 million increase in general and administrative expenses, and $0.4 million increase in cost of services expense during the six months ended October 31, 2015 as compared to the six months ended October 31, 2014. Futurestep operating income as a percentage of fee revenue was 14% in the six months ended October 31, 2015 as compared to 11% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased $5.8 million to $87.7 million in the six months ended October 31, 2015 compared to $81.9 million in the six months ended October 31, 2014. This increase was driven by higher fee revenue of $41.1 million, offset by the increase of $20.7 million, $7.3 million, $5.6 million, and $2.2 million in compensation and benefits expense (excluding certain integration costs), other (loss) income, net, general and administrative expenses (excluding certain acquisition costs), and cost of services expense, respectively during the six months ended October 31, 2015 compared to the year-ago period. Adjusted EBITDA as a percentage of fee revenue was 16% in both the six months ended October 31, 2015 and 2014.

Executive Recruitment Adjusted EBITDA was $77.5 million and $63.9 million in the six months ended October 31, 2015 and 2014, respectively. Adjusted EBITDA increased $13.6 million during the six months ended October 31, 2015 as compared to the six months ended October 31, 2014 due to the increase of $11.2 million in fee revenue and a decrease of $3.2 million in general and administrative expenses. General and administrative expenses decreased due to favorable exchange rates and a reduction in premise and office expense during the six months ended October 31, 2015 compared to the year-ago period. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 25% in the six months ended October 31, 2015 as compared to 22% in the six months ended October 31, 2014.

LTC Adjusted EBITDA increased by $4.8 million to $25.4 million in the six months ended October 31, 2015 as compared to $20.6 million in the six months ended October 31, 2014. This increase was due to higher fee revenue of $12.9 million and a decrease of $0.4 million in general and administrative expenses, offset by an increase in compensation and benefit expense (excluding certain integration costs) of $6.0 million, cost of services of $1.6 million and other (loss) income, net of $0.9 million. The higher compensation and benefit expense was driven by increases in salaries and related payroll taxes, outside contractors and performance related bonus expense. LTC Adjusted EBITDA as a percentage of fee revenue was 18% in the six months ended October 31, 2015 as compared to 16% in the six months ended October 31, 2014.

Futurestep Adjusted EBITDA increased by $3.4 million to $14.3 million in the six months ended October 31, 2015 as compared to $10.9 million in the six months ended October 31, 2014. The increase in Futurestep Adjusted EBITDA was primarily due to higher fee revenue of $17.0 million, offset by an increase of $11.6 million in compensation and benefits expense, $1.7 million in general and administrative expenses, and $0.4 million increase in cost of services expense during the six months ended October 31, 2015 as compared to the six months ended October 31, 2014. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in the six months ended October 31, 2015 as compared to 14% in the six months ended October 31, 2014.

Other (Loss) Income, Net

Other loss, net was $2.7 million in the six months ended October 31, 2015 as compared to other income, net of $4.6 million in the six months ended October 31, 2014. The change in other (loss) income, net is primarily due to the decrease in the fair value of our marketable securities during the six months ended October 31, 2015 compared to increases in the fair value of our marketable securities in the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.8 million in the six months ended October 31, 2015 as compared to $1.7 million in the six months ended October 31, 2014.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $1.3 million in the six months ended October 31, 2015 as compared to $0.9 million in the six months ended October 31, 2014.

Income Tax Provision

The provision for income taxes was $18.6 million in the six months ended October 31, 2015 compared to $16.9 million in the six months ended October 31, 2014. The provision for income taxes in the six months ended October 31, 2015 and 2014 reflects a 32% and 30% effective tax rate, respectively. The effective tax rate for the six months ended October 31, 2014 was reduced by a state income tax benefit that was discrete to the first quarter of fiscal 2015. The effective tax rate for the six months ended October 31, 2015 is not affected by a similar benefit and is generally higher than the prior year rate due to a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation by utilizing capital for investment in the Company’s consultants and intellectual property, as well as the strategic acquisition of businesses.

On December 1, 2015, the Company completed its previously announced acquisition of Hay Group, a global leader in people strategy and organizational performance. Under the terms of the Stock Purchase Agreement, dated as of September 23, 2015 (the “Purchase Agreement”), by and between HG (Bermuda) Limited (“HG Bermuda”) and the Company, at the

closing of the acquisition the Company paid HG Bermuda an aggregate purchase price of approximately $493 million, consisting of (a) approximately $275 million in cash, net of estimated cash acquired ($54 million from our foreign locations), and after giving effect to estimated purchase price adjustments as described in the Purchase Agreement, and (b) 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $218 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015 ($200 million based on the volume weighted average price of the Company’s common stock on The New York Stock Exchange on each of the 20 consecutive trading days ending on September 21, 2015). On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Hay Group acquisition purchase price. The outstanding principal is payable in quarterly installments starting January 1, 2016, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. Interest accrued on the term loan shall also be payable on the first date of each calendar quarter, with an initial annual interest rate of 1.34%. Pursuant to the Purchase Agreement, the Company has committed to a $40 million retention pool (up to $5 million payable within one year) for certain employees of Hay Group subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute, to our stockholders, a regular quarterly cash dividend of $0.10 per share. On June 10, 2015, the Company declared a dividend of $0.10 per share, paid on July 15, 2015 to stockholders of record on June 25, 2015. On September 7, 2015, the Company declared a dividend of $0.10 per share, paid on October 15, 2015 to stockholders of record on September 25, 2015. On December 8, 2015, the Company declared a dividend of $0.10 per share, payable on January 15, 2016 to stockholders of record on December 21, 2015. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand, funds from operations and other forms of liquidity will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, purchase price for the acquisition of Hay Group, repayment of the debt incurred in connection with the Hay Group acquisition, the retention pool obligations in connection with the Hay Group acquisition and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to further access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $417.7 million and $525.4 million as of October 31, 2015 and April 30, 2015, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $186.2 million and $235.6 million at October 31, 2015 and April 30, 2015, respectively. As of October 31, 2015 and April 30, 2015, we held $121.6 million and $143.4 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2016 and fiscal 2015 bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the corporate bonds and other securities are available for general corporate purposes.

As of October 31, 2015 and April 30, 2015, marketable securities of $146.9 million and $144.6 million, respectively, included trading securities of $144.9 million (net of gross unrealized gains of $5.3 million and $0.9 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $134.8 million and $118.8 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $140.9 million and $129.1 million as of October 31, 2015 and April 30, 2015, respectively. As of October 31, 2015 and April 30, 2015, we had marketable securities classified as available-for-sale with a balance of $2.0 million and $13.2 million, respectively.

The net increase in our working capital of $4.7 million as of October 31, 2015 compared to April 30, 2015 is primarily attributable to an increase in accounts receivable and a decrease in compensation and benefits payable, offset by decreases in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payment of annual bonuses earned in fiscal 2015 and paid during the first half of fiscal 2016 while accounts receivable increased due to an increase in days of sales outstanding which went from 58 days to 71 days (which is consistent with historical experience) from April 30, 2015 to October 31, 2015. Cash used in operating activities was $73.4 million in the six months ended October 31, 2015 compared to $52.0 in the year-ago period.

Cash used in investing activities was $12.9 million in the six months ended October 31, 2015, a decrease of $9.5 million, compared to $22.4 million in the year-ago period. Cash used in investing activities was lower primarily due to less net purchases of marketable securities of $8.6 million.

Cash used in financing activities was $10.9 million in the six months ended October 31, 2015, an increase of $9.7 million, compared to $1.2 million in the year-ago period. Cash used in financing activities increased primarily due to cash dividends paid to stockholders in the six months ended October 31, 2015 of $10.3 million. As of October 31, 2015, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2015 and April 30, 2015, we held contracts with gross CSV of $173.9 million and $172.3 million, respectively. Since fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.5 million and $69.6 million as of October 31, 2015 and April 30, 2015, respectively. At October 31, 2015 and April 30, 2015, the net cash value of these policies was $105.4 million and $102.7 million, respectively.

Long-Term Debt

On September 23, 2015, we entered into Amendment No. 3 (the “Amendment No. 3”) to the existing Credit Agreement dated as of January 18, 2013 with Wells Fargo Bank, National Association, as lender (the “Lender”), as previously amended by Amendment No. 1 dated as of December 12, 2014 (the “Amendment No. 1”) and Amendment No. 2 dated as of June 3, 2015 (the “Amendment No. 2”) (the existing Credit Agreement, as amended by the Amendment No. 1, the Amendment No. 2, and the Amendment No. 3, the “Credit Agreement”).

The Amendment No. 3 provides for, among other things: (i) a new senior unsecured delayed draw term loan facility in an aggregate principal amount of $150 million (the “Term Facility”); (ii) a reduction in the revolving credit facility (the “Revolver” and, together with the Term Facility, the “Credit Facilities”) from an aggregate principal amount of $150 million to $100 million; (iii) an extension to the maturity date of the Revolver; (iv) consent to enter into the acquisition of Hay Group; (v) certain changes to affirmative and negative covenants, including an increase to the minimum adjusted EBITDA that the we must maintain from $70 million to $100 million; (vi) an increase in the amount of permitted acquisitions, paying dividends to stockholders and making share repurchases in any fiscal year from $125.0 million to $135.0 million (excluding the recently announced acquisition of Hay Group); and (vii) an increase in the amount of dividends paid to stockholders and share repurchases in any fiscal year from $75.0 million to $85.0 million (excluding the recently announced acquisition of Hay Group).

At our option, loans issued under the Credit Facilities will bear interest at either adjusted LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between adjusted LIBOR plus 1.125% per annum to adjusted LIBOR plus 1.875% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 0.875% per annum, in the alternative), based upon the our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the Lender a quarterly fee ranging from 0.25% to 0.40% per annum on the average daily unused amount of the Credit Facilities, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the Revolver and the Term Facility mature on September 23, 2020, and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

As of October 31, 2015 and April 30, 2015, we had no borrowings under the long-term debt arrangements. At October 31, 2015 and April 30, 2015, there was $2.9 million and $2.8 million of standby letters of credit issued under its long-term debt arrangements, respectively. We had a total of $1.4 million and $1.6 million of standby letters of credits with other financial institutions as of October 31, 2015 and April 30, 2015, respectively. On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Hay Group acquisition purchase price. The outstanding principal is payable in quarterly installments starting January 1, 2016, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. Interest accrued on the term loan shall also be payable on the first date of each calendar quarter, with an initial interest rate of 1.34% per annum.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2015, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $0.2 million and $1.0 million in the six months ended October 31, 2015 and 2014, respectively.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended October 31, 2015 would have been $2.8 million, $4.6 million and $6.5 million, respectively, based on outstanding balances at October 31, 2015.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which are short term and provide for variable market rates. As of October 31, 2015 and April 30, 2015, we had no outstanding borrowings under our Credit Agreement. We had $68.5 million and $69.6 million of borrowings against the CSV of COLI contracts as of October 31, 2015 and April 30, 2015, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended October 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our indebtedness could impair our financial condition and reduce funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, National Association, dated as of January 18, 2013 (as amended, the “Credit Agreement”). We may borrow an additional $100.0 million of unsecured revolving loans provided pursuant to our Credit Agreement, subject to the satisfaction of customary conditions to draw.

If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans. We cannot ensure that we would be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.

Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur, and may limit our ability to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our shareholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2015:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2015 — August 31, 2015	—	$—	—	$150.0 million
September 1, 2015 — September 30, 2015	660	$34.98	—	$150.0 million
October 1, 2015 — October 31, 2015	—	$—	—	$150.0 million

Total	660	$34.98	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Our senior unsecured revolving credit agreement limits us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $135.0 million excluding the consideration paid in connection with the acquisition of Hay Group. Subject to the foregoing, pursuant to our senior unsecured revolving credit agreement, we are permitted to pay up $85.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The senior unsecured revolving credit agreement also requires us to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on our line of credits may be used to calculate domestic liquidity.

Item 6. Exhibits

Exhibit Number	Description

2.1+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated September 23,2015, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.*

2.2+	Letter Agreement, dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 2, 2015.

10.1+	Amendment No. 3 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated September 23, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

10.2**	Separation and General Release Agreement, between Matthew P. Reilly and Korn/Ferry International, dated September 27, 2015.

10.3	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015.

10.4**	Employment Agreement between the Company and Stephen Kaye.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Incorporated herein by reference.

*	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

**	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek Executive Vice President and Chief Financial Officer

Date: December 10, 2015

EXHIBIT INDEX

Exhibit Number	Description

2.1+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated September 23,2015, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.*

2.2+	Letter Agreement, dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 2, 2015.

10.1+	Amendment No. 3 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated September 23, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

10.2**	Separation and General Release Agreement, between Matthew P. Reilly and Korn/Ferry International, dated September 27, 2015.

10.3	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015.

10.4**	Employment Agreement between the Company and Stephen Kaye.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Incorporated herein by reference.

*	Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

**	Management contract, compensatory plan or arrangement.