Form 10-Q
period 2016-01-31
KORN FERRY INTERNATIONAL
filed 2016-03-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of our common stock as of March 4, 2016 was 57,283,719 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2016	April 30, 2015
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$207,342	$380,838
Marketable securities	9,118	25,757
Receivables due from clients, net of allowance for doubtful accounts of $11,775 and $9,958, respectively	330,687	188,543
Income taxes and other receivables	32,549	10,966
Prepaid expenses and other assets	43,157	31,054

Total current assets	622,853	637,158

Marketable securities, non-current	126,820	118,819
Property and equipment, net	90,150	62,088
Cash surrender value of company owned life insurance policies, net of loans	104,837	102,691
Deferred income taxes, net	61,448	59,841
Goodwill	575,112	254,440
Intangible assets, net	238,889	47,901
Investments and other assets	53,191	34,863

Total assets	$1,873,300	$1,317,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$25,656	$19,238
Income taxes payable	2,612	3,813
Compensation and benefits payable	213,599	219,364
Term loan	31,034	—
Other accrued liabilities	155,100	63,595

Total current liabilities	428,001	306,010

Deferred compensation and other retirement plans	203,378	173,432
Term loan, non-current	116,466	—
Deferred tax liabilities	57,985	—
Other liabilities	36,756	23,110

Total liabilities	842,586	502,552

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 69,951 and 62,863 shares issued and 57,270 and 50,573 shares outstanding, respectively	697,397	463,839
Retained earnings	401,032	392,033
Accumulated other comprehensive loss, net	(67,715)	(40,623)

Total stockholders’ equity	1,030,714	815,249

Total liabilities and stockholders’ equity	$1,873,300	$1,317,801

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Fee revenue	$344,158	$249,545	$892,152	$756,435
Reimbursed out-of-pocket engagement expenses	14,721	9,326	37,401	27,478

Total revenue	358,879	258,871	929,553	783,913

Compensation and benefits	242,429	164,802	610,493	508,564
General and administrative expenses	57,395	36,767	139,449	104,280
Reimbursed expenses	14,721	9,326	37,401	27,478
Cost of services	17,494	8,653	38,850	27,824
Depreciation and amortization	10,330	6,814	24,933	20,363
Restructuring charges (recoveries), net	30,577	(418)	30,577	9,468

Total operating expenses	372,946	225,944	881,703	697,977

Operating (loss) income	(14,067)	32,927	47,850	85,936
Other (loss) income, net	(7,092)	(1,478)	(9,812)	3,061
Interest (expense) income, net	(372)	288	(1,215)	(1,426)

(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(21,531)	31,737	36,823	87,571
Equity in earnings of unconsolidated subsidiaries, net	181	778	1,446	1,696
Income tax (benefit) provision	(5,355)	9,576	13,211	26,392

Net (loss) income	$(15,995)	$22,939	$25,058	$62,875

(Loss) Earnings per common share:
Basic	$(0.30)	$0.46	$0.49	$1.27

Diluted	$(0.30)	$0.46	$0.48	$1.25

Weighted-average common shares outstanding:
Basic	54,003	49,135	51,159	48,973

Diluted	54,003	49,724	51,683	49,663

Cash dividends declared per share:	$0.10	$—	$0.30	$—

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Net (loss) income	$(15,995)	$22,939	$25,058	$62,875

Other comprehensive income:
Foreign currency translation adjustments	(11,447)	(26,537)	(28,430)	(42,772)
Deferred compensation and pension plan adjustments, net of tax	447	466	1,342	1,420
Unrealized losses on marketable securities, net of tax	—	(5)	(4)	(7)

Comprehensive (loss) income	$(26,995)	$(3,137)	$(2,034)	$21,516

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$25,058	$62,875
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,933	20,363
Stock-based compensation expense	13,539	10,378
Provision for doubtful accounts	6,656	5,644
Gain on cash surrender value of life insurance policies	(1,801)	(8,498)
Loss (gain) on marketable securities	8,904	(4,328)
Deferred income taxes	3,059	1,049
Change in other assets and liabilities:
Deferred compensation	(3,714)	2,846
Receivables due from clients	(32,291)	(31,144)
Income tax and other receivables	(11,038)	1,066
Prepaid expenses and other assets	(6,560)	(1,340)
Investment in unconsolidated subsidiaries	(1,446)	(1,696)
Income taxes payable	(4,243)	(4,999)
Accounts payable and accrued liabilities	(29,184)	(26,899)
Other	(9,243)	(7,232)

Net cash (used in) provided by operating activities	(17,371)	18,085

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(252,568)	—
Purchase of property and equipment	(17,673)	(15,605)
Purchase of marketable securities	(30,276)	(22,752)
Proceeds from sales/maturities of marketable securities	29,837	12,533
Premiums on company-owned life insurance policies	(1,352)	(1,385)
Proceeds from life insurance policies	2,553	8,087
Dividends received from unconsolidated subsidiaries	2,130	1,656

Net cash used in investing activities	(267,349)	(17,466)

Cash flows from financing activities:
Proceeds from term loan facility	150,000	—
Principal payment on term loan facility	(2,500)	—
Purchase of common stock	(6,709)	(3,842)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,972	2,177
Tax benefit related to stock-based compensation	4,730	1,386
Dividends paid to shareholders	(16,059)	—
Payments on life insurance policy loans	(1,251)	(3,301)

Net cash provided by (used in) financing activities	132,183	(3,580)

Effect of exchange rate changes on cash and cash equivalents	(20,959)	(26,305)

Net decrease in cash and cash equivalents	(173,496)	(29,266)
Cash and cash equivalents at beginning of period	380,838	333,717

Cash and cash equivalents at end of period	$207,342	$304,451

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive recruitment on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. The Company’s worldwide network of 150 offices in 52 countries enables it to meet the needs of its clients in all industries.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive recruitment performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. Fee revenue from executive recruitment activities and recruitment for non-executive professionals is generally one-third of the estimated first year cash compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) and combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”))

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of solution services, which includes revenue from licenses, compensation data and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of January 31, 2016 and April 30, 2015, the Company included deferred revenue of $94.0 million and $40.5 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2016 and April 30, 2015, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available. As of January 31, 2016 and April 30, 2015, the Company had cash equivalents of $69.9 million and $260.6 million, respectively.

Marketable Securities

The Company currently has investments in marketable securities and mutual funds which are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of operations in interest expense, net.

The Company invests in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 5 — Marketable Securities) and are classified as trading securities. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. The changes in fair value in trading securities are recorded in the accompanying consolidated statements of operations in other (loss) income, net.

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. At April 30, 2015, the Company’s investment portfolio includes corporate bonds. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

a component of comprehensive (loss) income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of operations in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive (loss) income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During the three and nine months ended January 31, 2016 and 2015, no other-than-temporary impairment was recognized.

Foreign Currency Forward Contracts Not Designated as Hedges

Beginning in the third quarter of fiscal 2016, the Company established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures due to an increase in the foreign currency exposures as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts are recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statement of operations.

As of January 31, 2016, the total notional amounts of the forward contracts purchased and sold were $8.9 million and $51.3 million, respectively. The outstanding foreign currency forward contracts were included in prepaid expenses and other assets in the accompanying consolidated balance sheets as of January 31, 2016 and were immaterial. The Company incurred $0.4 million of net losses related to forward contracts for the three months ended January 31, 2016, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. The cash flows related to foreign currency forward contracts are included in cash (used in) provided by operating activities.

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

As of January 31, 2016 and April 30, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and on January 31, 2016 also included foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2015, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. The Company’s annual impairment test will be performed in the fourth quarter of fiscal 2016. There were no indicators of impairment as of January 31, 2016 and April 30, 2015 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2016 and April 30, 2015, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of operations, consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

collected by executive search consultants and revenue and other performance metrics for Hay Group and Futurestep consultants), the level of engagements referred by a fee earner in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $128.1 million and $122.1 million for the nine months ended January 31, 2016 and 2015, respectively, which was reduced by a change in the previous years’ estimate recorded in the nine months ended January 31, 2016 and 2015, of $0.6 million and $0.3 million, respectively. This resulted in net bonus expense of $127.5 million and $121.8 million in the nine months ended January 31, 2016 and 2015, respectively, included in compensation and benefits expense in the consolidated statements of operations. During the three months ended January 31, 2016 and 2015, the performance related bonus expense was $41.1 million and $37.8 million, respectively, included in compensation and benefits expense. No change in estimate related to previous years’ estimates was recorded in the three months ended January 31, 2016 or 2015.

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

Income Taxes

In December 2015, the IRS finalized an examination of the Company’s U.S. federal income tax return for the tax year ended April 30, 2013. As a result of this audit, the Company recognized a financial statement benefit of $2.1 million, recorded in income tax (benefit) provision in the accompanying consolidated statement of operations, primarily due to the removal of an uncertain tax position liability and foreign tax credit utilization.

Recently Adopted Accounting Standards

In November 2015, the FASB issued guidance that simplifies the presentation of deferred income taxes, requiring all deferred tax assets and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to early adopt the guidance as of January 31, 2016 and has retrospectively applied the new requirements to all periods presented. As such, the Company has reclassified $3.8 million of current deferred tax assets from current assets to non-current assets in the accompanying consolidated balance sheet as of April 30, 2015.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

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

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company will comply with the new guidance when adjustments in acquisitions are identified and recorded during the measurement period.

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized in the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018; early adoption is permitted. The provisions of the guidance are to be applied using a modified retrospective approach. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

2.	Basic and Diluted (Loss) Earnings Per Share

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

Basic (loss) earnings per common share was computed using the two-class method by dividing basic net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share was computed using the two-class method by dividing diluted net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted.

During the nine months ended January 31, 2016 and 2015 and the three months ended January 31, 2015, all shares of outstanding options were included in the computation of diluted earnings per share. During the nine months ended January 31, 2016, restricted stock awards of 0.5 million were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2015, restricted stock awards of 0.5 million were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

Due to a net loss generated for the three months ended January 31, 2016, no potentially dilutive shares are included in the loss per share calculation, including 1.5 million in restricted stock awards outstanding, as including such shares in the calculation would be anti-dilutive.

The following table summarizes basic and diluted (loss) earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except per share data)

Net (loss) income	$(15,995)	$22,939	$25,058	$62,875
Less: distributed and undistributed earnings to nonvested restricted stockholders	54	223	235	632

Basic net (loss) earnings attributable to common stockholders	(16,049)	22,716	24,823	62,243
Add: undistributed earnings to nonvested restricted stockholders	—	223	83	632
Less: reallocation of undistributed earnings to nonvested restricted stockholders	—	220	82	623

Diluted net (loss) earnings attributable to common stockholders	$(16,049)	$22,719	$24,824	$62,252

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	54,003	49,135	51,159	48,973
Effect of dilutive securities:
Restricted stock	—	491	459	578
Stock options	—	97	53	111
ESPP	—	1	12	1

Diluted weighted-average number of common shares outstanding	54,003	49,724	51,683	49,663

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.30)	$0.46	$0.49	$1.27

Diluted (loss) earnings per share	$(0.30)	$0.46	$0.48	$1.25

3.	Comprehensive (Loss) Income

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

The components of accumulated other comprehensive loss were as follows:

	January 31, 2016	April 30, 2015
	(in thousands)
Foreign currency translation adjustments	$(49,349)	$(20,919)
Deferred compensation and pension plan adjustments, net of tax	(18,366)	(19,708)
Unrealized gains on marketable securities, net of tax	—	4

Accumulated other comprehensive loss, net	$(67,715)	$(40,623)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the three months ended January 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Losses on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2015	$(37,902)	$(18,813)	$—	$(56,715)
Unrealized losses arising during the period	(11,447)	—	—	(11,447)
Reclassification of realized net losses to net income	—	447	—	447

Balance as of January 31, 2016	$(49,349)	$(18,366)	$—	$(67,715)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the nine months ended January 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)
Unrealized losses arising during the period	(28,430)	—	(4)	(28,434)
Reclassification of realized net losses to net income	—	1,342	—	1,342

Balance as of January 31, 2016	$(49,349)	$(18,366)	$—	$(67,715)

(1)	The tax effects on the reclassifications of realized net losses was $0.3 million and $0.9 million for the three and nine months ended January 31, 2016, respectively.

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

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the nine months ended January 31, 2015:

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

January 31, 2016

4.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Restricted stock	$4,399	$3,356	$13,131	$10,225
ESPP	127	41	391	41
Stock options	—	22	17	112

Total stock-based compensation expense, pre-tax	4,526	3,419	13,539	10,378
Tax benefit from stock-based compensation expense	(1,989)	(1,032)	(4,857)	(3,128)

Total stock-based compensation expense, net of tax	$2,537	$2,387	$8,682	$7,250

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. The Company did not grant stock options in the three or nine months ended January 31, 2016 and 2015.

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

Stock Options

Stock option transactions under the Company’s Second A&R 2008 Plan were as follows:

	Nine Months Ended January 31, 2016
	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
	(in thousands, except per share data)
Outstanding, April 30, 2015	202	$15.45
Exercised	(84)	$15.72
Forfeited/expired	(10)	$18.05

Outstanding, January 31, 2016	108	$15.13	1.25	$1,698

Exercisable, January 31, 2016	108	$15.13	1.25	$1,698

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

Additional information pertaining to stock options:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Total fair value of stock options vested	$—	$—	$96	$334
Total intrinsic value of stock options exercised	$73	$145	$1,631	$1,516

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

The Company also grants market-based and performance-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units are determined by a third-party valuation firm using extensive market data that are based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock units on a straight-line basis over the vesting period. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest based on the probability that certain performance objectives will be met, exceeded, or fall below target levels, and takes into account these estimates when calculating the expense for the period.

Restricted stock activity during the nine months ended January 31, 2016 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2015	1,560	$22.15
Granted	1,006	$29.65
Vested	(787)	$16.31
Forfeited/expired	(20)	$23.49

Non-vested, January 31, 2016	1,759	$29.04

As of January 31, 2016, there were 0.5 million shares and 0.3 million shares outstanding relating to performance-based and market-based restricted stock units, respectively, with total unrecognized compensation totaling $11.9 million and $6.7 million, respectively.

As of January 31, 2016, there was $36.8 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. During the three and nine months ended January 31, 2016, 3,352 shares and 192,116 shares of restricted stock totaling $0.1 million and $6.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2015, 3,379 shares and 129,462 shares of restricted stock totaling $0.1 million and $3.9 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during the three and nine months ended January 31, 2015. On January 1, 2015, the Company resumed the ESPP program with the first purchase of shares made in the first quarter of fiscal 2016. During the three months ended January 31, 2016, employees purchased 50,801 shares at $28.20 per share. During the nine months ended January 31, 2016, employees purchased 95,135 shares at $28.83 per share. As of January 31, 2016, the ESPP had approximately 1.5 million shares remaining available for future issuance.

Common Stock

During the three and nine months ended January 31, 2016, the Company issued 3,650 shares and 84,148 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.1 million and $1.3 million, respectively. During the three and nine months ended January 31, 2015, the Company issued 15,091 shares and 124,720 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.3 million and $2.2 million, respectively.

No shares were repurchased during the three and nine months ended January 31, 2016 and 2015, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5.	Marketable Securities

As of January 31, 2016, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$135,938	$—	$135,938
Less: current portion of marketable securities	(9,118)	—	(9,118)

Non-current marketable securities	$126,820	$—	$126,820

As of April 30, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$131,399	$—	$131,399
Corporate bonds	—	13,177	13,177

Total	131,399	13,177	144,576
Less: current portion of marketable securities	(12,580)	(13,177)	(25,757)

Non-current marketable securities	$118,819	$—	$118,819

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $133.0 million and $129.1 million as of January 31, 2016 and April 30, 2015, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During the three and nine months ended January 31, 2016, the fair value of the investments decreased; therefore, the Company recognized a loss of $7.1 million and $8.9 million, respectively, which was recorded in other (loss) income, net. During the three months ended January 31, 2015, the fair value of investments decreased; therefore, the Company recognized a loss of $0.2 million, which was recorded in other (loss) income, net. For the nine months ended January 31, 2015, the fair value of the investments increased; therefore, the Company recognized income of $4.3 million, which was recorded in other (loss) income, net.
(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of January 31, 2016 and April 30, 2015, the Company had no investments classified as Level 3.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

As of January 31, 2016, the Company did not hold marketable securities classified as available-for-sale. As of April 30, 2015, the amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$13,167	$11	$(1)	$13,177

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2016, the Company does not hold marketable securities classified as available-for-sale. As of April 30, 2015, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. During the three and nine months ended January 31, 2016, the Company received $2.0 million and $13.1 million, respectively, in proceeds from maturities of available-for-sale marketable securities. During the three and nine months ended January 31, 2015, the Company received $1.0 million and $3.0 million, respectively, in proceeds from maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2016 and April 30, 2015, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

As of January 31, 2016 and April 30, 2015, the Company’s marketable securities classified as trading were $135.9 million (net of gross unrealized gains of $0.1 million and $6.5 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Amortization of actuarial loss	$730	$763	$2,192	$2,288
Interest cost	703	747	2,109	2,242

Net periodic benefit costs	$1,433	$1,510	$4,301	$4,530

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $173.2 million and $172.3 million is offset by outstanding policy loans of $68.4 million and $69.6 million in the accompanying consolidated balance sheets as of January 31, 2016 and April 30, 2015, respectively. The CSV value of the underlying COLI investments decreased by $1.5 million during the three months ended January 31, 2016, and was recorded as an increase in compensation and benefits expense in the accompanying consolidated statement of operations. The CSV value of the underlying COLI investments increased by $1.8 million during the nine months ended January 31, 2016, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

The CSV value of the underlying COLI investments increased by $3.0 million and $8.5 million during the three and nine months ended January 31, 2015, respectively, and was recorded as a decrease in compensation and benefits expense in the accompanying consolidated statement of operations.

In conjunction with the acquisition of Legacy Hay on December 1, 2015, the Company acquired multiple pension and savings plans covering certain of its employees worldwide. Among these plans is a defined benefit pension plan for employees in the United States. The assets of this plan are held separately from the assets of the sponsors in self-administered funds. The plan is funded consistent with local statutory requirements. The Company also has benefit plans which offer medical and life insurance coverage to eligible employees and continue to provide coverage after retirement. Additionally, the Company operates a benefit plan which provides supplemental pension benefits. Supplemental defined benefit obligations are unfunded. As of January 31, 2016, the Company has accrued $44.7 million in connection with these plans of which $31.8 million is included in the non-current portion of deferred compensation and other retirement plans in the accompanying consolidated balance sheets, and $12.9 million is included in compensation and benefits payable.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company made contributions to the ECAP during the three and nine months ended January 31, 2016 of $1.2 million and $23.2 million, respectively. The Company made contributions to the ECAP during the three and nine months ended January 31, 2015 of $0.5 million and $19.1 million, respectively. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statement of operations. Participants generally vest in Company contributions over a four year period.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2016, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $5.3 million and $6.2 million in the three and nine months ended January 31, 2016, respectively. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $7.1 million and $8.9 million during the three and nine months ended January 31, 2016, respectively. During the three months ended January 31, 2015, the deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $0.4 million. During the nine months ended January 31, 2015, the deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $2.3 million. Offsetting these changes in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), therefore, the Company recognized an increase in other (loss) income, net of $0.2 million during the three months ended January 31, 2015 (see Note 5 — Marketable Securities). During the nine months ended January 31, 2015, there was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities), therefore, the Company recognized a decrease in other (loss) income, net of $4.3 million (see Note 5 — Marketable Securities).

7.	Restructuring Charges, Net

During the third quarter of fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay on December 1, 2015. This resulted in restructuring charges, net of $30.6 million in the three and nine months ended January 31, 2016, of which $29.9 million relates to severance and $0.7 million, relates to consolidation and abandonment of premises.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

Changes in the restructuring liability during the three months ended January 31, 2016 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2015	$156	$509	$665
Restructuring charges, net	29,877	700	30,577
Reductions for cash payments	(7,962)	(91)	(8,053)
Non-cash items	(1,690)	—	(1,690)
Exchange rate fluctuations	(119)	(60)	(179)

Liability as of January 31, 2016	$20,262	$1,058	$21,320

Changes in the restructuring liability during the nine months ended January 31, 2016 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2015	$375	$771	$1,146
Restructuring charges, net	29,877	700	30,577
Reductions for cash payments	(8,176)	(339)	(8,515)
Non-cash items	(1,690)	—	(1,690)
Exchange rate fluctuations	(124)	(74)	(198)

Liability as of January 31, 2016	$20,262	$1,058	$21,320

As of January 31, 2016 and April 30, 2015, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.3 million, respectively, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	January 31, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$427	$19	$446
Europe, Middle East and Africa (“EMEA”)	3,664	196	3,860
Asia Pacific	421	—	421
South America	186	—	186

Total Executive Recruitment	4,698	215	4,913
Hay Group	15,431	721	16,152
Futurestep	51	122	173
Corporate	82	—	82

Liability as of January 31, 2016	$20,262	$1,058	$21,320

	April 30, 2015
	Severance	Facilities	Total
	(in thousands)
Executive Recruitment
North America	$51	$—	$51
EMEA	210	212	422

Total Executive Recruitment	261	212	473
Hay Group	58	320	378
Futurestep	52	239	291
Corporate	4	—	4

Liability as of April 30, 2015	$375	$771	$1,146

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

8.	Business Segments

The Company currently operates in three global businesses: Executive Recruitment, Hay Group and Futurestep. The Executive Recruitment segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses three fundamental needs: Talent Strategy, Succession Management, and Leadership Development, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Recruitment business segment is managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their respective Chief Executive Officers. The Executive Recruitment geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration and acquisition items, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2016
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$93,520	$35,498	$19,094	$6,541	$154,653	$140,508	$48,997	$—	$344,158
Total revenue	$97,097	$36,417	$19,603	$6,545	$159,662	$146,079	$53,138	$—	$358,879

Net loss									$(15,995)
Other loss, net									7,092
Interest expense, net									372
Equity in earnings of unconsolidated subsidiaries, net									(181)
Income tax benefit									(5,355)

Operating income (loss)	$28,957	$1,707	$2,775	$1,166	$34,605	$(21,559)	$6,630	$(33,743)	$(14,067)
Depreciation and amortization	812	213	235	73	1,333	6,722	609	1,666	10,330
Other (loss) income, net	(330)	77	(114)	9	(358)	143	79	(6,956)	(7,092)
Equity in earnings of unconsolidated subsidiaries, net	26	—	—	—	26	—	—	155	181

EBITDA	29,465	1,997	2,896	1,248	35,606	(14,694)	7,318	(38,878)	(10,648)

Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition costs	—	—	—	—	—	8,413	—	12,734	21,147
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$29,949	$7,863	$3,473	$1,576	$42,861	$22,831	$7,318	$(25,319)	$47,691

	Three Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$78,026	$36,816	$20,924	$7,713	$143,479	$64,313	$41,753	$—	$249,545
Total revenue	$81,521	$37,868	$21,874	$7,724	$148,987	$66,048	$43,836	$—	$258,871

Net income									$22,939
Other loss, net									1,478
Interest income, net									(288)
Equity in earnings of unconsolidated subsidiaries, net									(778)
Income tax provision									9,576

Operating income (loss)	$22,673	$5,073	$4,096	$1,741	$33,583	$8,577	$5,760	$(14,993)	$32,927
Depreciation and amortization	867	431	216	79	1,593	3,317	469	1,435	6,814
Other (loss) income, net	(225)	24	25	41	(135)	(156)	4	(1,191)	(1,478)
Equity in earnings of unconsolidated subsidiaries, net	103	—	—	—	103	—	—	675	778

EBITDA	23,418	5,528	4,337	1,861	35,144	11,738	6,233	(14,074)	39,041

Restructuring recoveries, net	—	—	—	(148)	(148)	—	(270)	—	(418)
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$23,418	$5,528	$4,337	$1,713	$34,996	$11,738	$5,963	$(13,629)	$39,068

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

	Nine Months Ended January 31, 2016
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$276,667	$108,158	$59,307	$19,083	$463,215	$283,350	$145,587	$—	$892,152
Total revenue	$287,694	$111,097	$61,210	$19,095	$479,096	$293,511	$156,946	$—	$929,553

Net income									$25,058
Other loss, net									9,812
Interest expense, net									1,215
Equity in earnings of unconsolidated subsidiaries, net									(1,446)
Income tax provision									13,211

Operating income (loss)	$80,524	$14,912	$9,668	$3,644	$108,748	$(6,286)	$19,715	$(74,327)	$47,850
Depreciation and amortization	2,471	810	704	224	4,209	14,058	1,772	4,894	24,933
Other (loss) income, net	(425)	227	(102)	281	(19)	(737)	87	(9,143)	(9,812)
Equity in earnings of unconsolidated subsidiaries, net	252	—	—	—	252	—	—	1,194	1,446

EBITDA	82,822	15,949	10,270	4,149	113,190	7,035	21,574	(77,382)	64,417

Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition costs	—	—	—	—	—	12,052	—	21,763	33,815
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$83,306	$21,815	$10,847	$4,477	$120,445	$48,199	$21,574	$(54,794)	$135,424

	Nine Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$243,055	$113,788	$61,615	$22,366	$440,824	$194,269	$121,342	$—	$756,435
Total revenue	$253,855	$117,351	$63,959	$22,416	$457,581	$199,945	$126,387	$—	$783,913

Net income									$62,875
Other income, net									(3,061)
Interest expense, net									1,426
Equity in earnings of unconsolidated subsidiaries, net									(1,696)
Income tax provision									26,392

Operating income (loss)	$60,788	$13,337	$10,042	$3,513	$87,680	$19,799	$14,367	$(35,910)	$85,936
Depreciation and amortization	2,662	1,366	771	249	5,048	9,848	1,374	4,093	20,363
Other income (loss), net	98	69	283	87	537	(111)	27	2,608	3,061
Equity in earnings of unconsolidated subsidiaries, net	281	—	—	—	281	—	—	1,415	1,696

EBITDA	63,829	14,772	11,096	3,849	93,546	29,536	15,768	(27,794)	111,056

Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$64,980	$18,759	$11,113	$4,078	$98,930	$32,294	$16,922	$(27,177)	$120,969

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

9.	Long-Term Debt

The Company is party to a Credit Agreement with Wells Fargo Bank, National Association, as lender (the “Lender”), dated January 18, 2013, as amended by Amendment No. 1 dated as of December 12, 2014 (“Amendment No. 1”), Amendment No. 2 dated as of June 3, 2015 (“Amendment No. 2”), Amendment No. 3, dated as of September 23, 2015 (“Amendment No. 3”) and Amendment No. 4, dated as of November 20, 2015 (“Amendment No. 4”; the existing Credit Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4, the “Credit Agreement”).

The Credit Agreement provides for, among other things: (i) a senior unsecured delayed draw term loan facility in an aggregate principal amount of $150 million (the “Term Facility”); and (ii) a revolving credit facility (the “Revolver” and, together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $100 million, which includes a $25.0 million sub-limit for letters of credit. Both the Revolver and the Term Facility mature on September 23, 2020, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

The Credit Agreement includes customary and affirmative negative covenants. In particular, the Credit Agreements limit us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $135.0 million, excluding the consideration paid in connection with the acquisition of Legacy Hay. Subject to the foregoing, pursuant to the Credit Agreement, the Company is permitted to pay up to $85.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The Credit Agreement also requires the Company to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on the Company’s line of credit may be used to calculate domestic liquidity.

The Credit Agreement includes minimum Adjusted EBITDA and maximum Total Funded Debt to Adjusted EBITDA ratio financial covenants (the “consolidated leverage ratio”) (in each case as defined in the Credit Agreement). As of January 31, 2016, the Company was in compliance with its debt covenants.

At the Company’s option, loans issued under the Credit Facilities bear interest at either adjusted LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between adjusted LIBOR plus 1.125% per annum to adjusted LIBOR plus 1.875% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 0.875% per annum, in the alternative), based upon the consolidated leverage ratio at such time. In addition, the Company will be required to pay to the Lender a quarterly fee ranging from 0.25% to 0.40% per annum on the average daily unused amount of the Credit Facilities, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

On November 23, 2015 the Company borrowed $150 million under the Term Facility. The Term Facility is payable in quarterly installments, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. The Company made $2.5 million in principal payments during the three months ended January 31, 2016 and will be making quarterly installments of $7.8 million starting on April 1, 2016. As of January 31, 2016, there was $147.5 million outstanding under the Term Facility. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio, as discussed above. During the three months ended January 31, 2016, the average interest rate on the term loan was 1.56%.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

As of January 31, 2016 and April 30, 2015, there was no borrowing made under the revolving credit facility. At January 31, 2016 and April 30, 2015, there was $2.9 million and $2.8 million of standby letters of credit issued under its long-term debt arrangements, respectively. The Company had a total of $5.0 million and $1.6 million of standby letters of credits with other financial institutions as of January 31, 2016 and April 30, 2015, respectively.

10. Acquisition

On December 1, 2015, the Company completed its acquisition of Legacy Hay, a global leader in people strategy and organizational performance, for $470.5 million, net of cash acquired. The purchase price consisted of $252.6 million in cash ($54 million from foreign locations), net of estimated cash acquired and 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed $150 million from the Term Facility, to finance a portion of the Legacy Hay acquisition purchase price. As part of the acquisition, the Company has committed to a $40 million retention pool (up to $5 million payable within one year of the closing of the acquisition) for certain employees of Legacy Hay subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

The acquisition strengthens the Company’s intellectual property, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities for assessment and development. It improves our ability to support the global business community not only in attracting top talent and designing compensation and reward incentives, but also with an integrated approach to the entire leadership and people continuum. Actual results of operations of Legacy Hay are included in the Company’s consolidated financial statements from December 1, 2015, the effective date of the acquisition, and includes $71.9 million, $746.1 million and $8.6 million in fee revenue, total assets and Adjusted EBITDA, respectively, with an Adjusted EBITDA margin of 11.0%, during the third quarter of fiscal 2016. Legacy Hay is included in the Hay Group segment.

Following is a summary of the net assets acquired of Legacy Hay:

(in thousands)
Receivables due from clients	$116,509
Other current assets	16,306
Property and equipment	27,904
Intangibles assets (1)	198,700
Other non-current assets	7,345
Current liabilities	127,099
Deferred compensation and other retirement plans	31,400
Deferred tax liabilities	55,369
Other liabilities	9,118

Net assets acquired	143,778
Purchase price	470,502

Goodwill	$326,724

Integration/acquisition costs	$33,815

(1)	Acquisition-related intangible assets acquired in connection with the acquisition of Legacy Hay consist of customer lists and intellectual property of $86.3 million and $10.2 million, respectively, with weighted-average useful lives from the date of purchase of eleven years and seven years, respectively. Acquisition-related intangible assets not subject to amortization acquired in connection with the acquisition of Legacy Hay consist of trademarks of $102.2 million.

The aggregate purchase price for Legacy Hay was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of January 31, 2016, these allocations remain preliminary as it relates to, among other things, items such as working capital adjustments and income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, not to exceed 12 months. Adjustments to purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisitions occurred.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2016

11. Subsequent Events

Quarterly Dividend Declaration

On March 8, 2016, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on April 15, 2016 to holders of the Company’s common stock of record at the close of business on March 25, 2016. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Venezuela Foreign Currency

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the official exchange rate of 6.3 Bolivars per USD to 10.0 Bolivars per USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. The weaker of the two rates will be a free-floating exchange rate based on an existing system that currently sells dollars at approximately 200 Bolivars per USD. The economic and political environment in Venezuela has continued to deteriorate and the currency exchange restrictions have become more onerous. The Company has used the previously prevailing official exchange rate of 6.3 Bolivars per USD to re-measure our Venezuelan subsidiary’s financial statements as of January 31, 2016. After careful consideration the Company has taken the decision to adopt the free-floating exchange rate as it more appropriately reflects the ability to convert Bolivars to U.S. dollars given the deteriorating environment in Venezuela. The devaluation of the Bolivar to 200 Bolivars per USD will result in an estimated pre-tax charge ranging from $9 million to $12 million (or diluted earnings per share of $0.11 to $0.14) in the fourth quarter of fiscal 2016. We will continue to actively monitor the political and economic developments in Venezuela.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability and efforts to develop new services, clients and practices, changes in our accounting estimates and assumptions, our investments in marketable securities, alignment of our cost structure, risks related to the integration of recently acquired businesses, including Legacy Hay, risks related to our indebtedness, seasonality, impacts of our dividend policy on our ability to pursue growth opportunities, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a preeminent global people and organizational advisory firm. We help leaders, organizations and societies succeed by releasing the full power and potential of people. Our nearly 7,000 colleagues deliver services through our Executive Recruitment, Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) and combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”)) and Futurestep divisions. Approximately 72% of the executive recruitment searches we performed in fiscal 2015 were for board level, chief executive and other senior executive and general management positions. Our 5,350 clients in fiscal 2015 included many of the world’s largest and most prestigious public and private companies, including approximately 56% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 79% of assignments performed during fiscal 2015 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 60% of our revenues were generated from clients that utilize multiple lines of business.

In an effort to maintain our long-term strategy of being the leading provider of talent management solutions, our strategic focus for fiscal 2016 centers upon enhancing the integration of our multi-service strategy. We further plan to explore new products and services, enhance our technology and processes and aggressively leverage our brand through thought leadership and intellectual capital projects as a means of delivering world-class service to our clients. On December 1, 2015, the Company completed its acquisition of Legacy Hay, a global leader in people strategy and organizational performance. The acquisition strengthens the Company’s intellectual property, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities to assessment and development. Under the terms of the Stock Purchase Agreement, dated as of September 23, 2015 (the “Purchase Agreement”), by and between HG (Bermuda) Limited (“HG Bermuda”) and the Company, at the closing of the acquisition the Company paid HG Bermuda an aggregate purchase price of approximately $470.5 million, consisting of (a) approximately $252.6 million in cash ($54 million from foreign locations), net of estimated cash acquired, and after giving effect to estimated purchase price adjustments as described in the Purchase Agreement, and (b) 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Legacy Hay acquisition purchase price. The outstanding principal is payable in quarterly installments starting January 1, 2016, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. Interest accrued on the term loan is payable on the first date of each calendar quarter, with the average interest rate for the three months ended January 31, 2016 at 1.56% per annum. Pursuant to the Purchase Agreement, the Company has committed to a $40 million retention pool (up to $5 million payable within one year of the closing of the acquisition) for certain employees of Legacy Hay subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018. The Company began the process of integrating the acquired entity by implementing a restructuring plan in the current quarter in order to align our workforce, eliminate redundant general and administrative expenses and consolidate office space.

Prior to the closing of the acquisition of the Legacy Hay, the Company and HG Bermuda entered into a letter agreement, dated November 30, 2015, to provide for, among other things, the acquisition by Korn/Ferry Canada, Inc., a corporation organized under the laws of Canada and an indirect wholly owned subsidiary of the Company, of all the issued and outstanding capital stock of Hay Group Ltd., a corporation organized under the laws of Ontario, Canada and an indirect wholly owned subsidiary of HG Bermuda, from Hay Group Investment Holding B.V., a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) organized under the laws of the Netherlands and an indirect wholly owned subsidiary of HG Bermuda, immediately prior to the consummation of the acquisition of the Legacy Hay.

In fiscal 2015, we undertook an effort to bring together all our internally developed and acquired intellectual property in Korn Ferry’s Four Dimensions of Leadership (“KF4D”), our newest and most robust assessment tools for Executive Recruitment, Hay Group and Futurestep. We have identified four crucial areas that matter most for individual and organizational success. The analytics we collect enable us to help organizations accentuate strengths and identify areas to develop, as well as understand how they and their employees stack up against their competition:

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

Leveraging KF4D, we plan to continue to address areas of increasing client demand including Hay Group and RPO.

The Company currently operates in three global business segments: Executive Recruitment, Hay Group and Futurestep. See Note 8 – Business Segments, in the Notes to our Consolidated Financial for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration and acquisition items and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, it may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Fee revenue increased $94.7 million, or 38% in the three months ended January 31, 2016 to $344.2 million compared to $249.5 million in the three months ended January 31, 2015, with increases in fee revenue in all business segments. The acquisition of Legacy Hay contributed $71.9 million in fee revenue in the three months ended January 31, 2016. During the three months ended January 31, 2016, we recorded an operating loss of $14.1 million. The Hay Group segment and Corporate segment contributed $21.6 million and $33.7 million of operating losses, respectively, offset by the operating income from Executive Recruitment and Futurestep segments of $34.6 million and $6.6 million, respectively. Net loss during the three months ended January 31, 2016 was $16.0 million compared to net income of $23.0 million for the three months ended January 31, 2015. Adjusted EBITDA was $47.7 million for the three months ended January 31, 2016 with Executive Recruitment, Hay Group and Futurestep segments contributing $43.0 million, $22.8 million, and $7.3 million, respectively, offset by corporate expenses net of other income and equity in earnings of unconsolidated subsidiaries of $25.4 million during the three months ended January 31, 2016. Adjusted EBITDA increased $8.6 million during the three months ended January 31, 2016 to $47.7 million, from Adjusted EBITDA of $39.1 million during the three months ended January 31, 2015.

Our cash, cash equivalents and marketable securities decreased $182.1 million, or 35%, to $343.3 million at January 31, 2016, compared to $525.4 million at April 30, 2015. This decrease is mainly due to $252.6 million used to acquire Legacy Hay, bonuses earned in fiscal 2015 and paid during the first quarter of fiscal 2016 and $16.1 million in dividends paid during the first nine months of fiscal 2016, partially offset by $150.0 million in cash borrowed from the term facility and cash provided by operating activities. As of January 31, 2016, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $142.3 million and a fair value of $135.9 million. Our vested and unvested obligations for which these assets were held in trust totaled $133.0 million as of January 31, 2016.

Our working capital decreased by $136.3 million to $194.9 million in the nine months ended January 31, 2016. We believe that cash on hand, funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at January 31, 2016 or April 30, 2015. However, on November 23, 2015 the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Legacy Hay acquisition purchase price. At January 31, 2016 and April 30, 2015, there was $2.9 million and $2.8 million of standby letters of credit issued under our long-term debt arrangements, respectively. The Company had a total of $5.0 million and $1.6 million of standby letters of credits with other financial institutions as of January 31, 2016 and April 30, 2015, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2016	2015	2016	2015
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.3	3.7	4.2	3.6

Total revenue	104.3	103.7	104.2	103.6
Compensation and benefits	70.4	66.1	68.4	67.2
General and administrative expenses	16.7	14.7	15.6	13.8
Reimbursed expenses	4.3	3.7	4.2	3.6
Cost of services	5.1	3.5	4.4	3.7
Depreciation and amortization	3.0	2.7	2.8	2.7
Restructuring charges (recoveries), net	8.9	(0.2)	3.4	1.2

Operating (loss) income	(4.1)	13.2	5.4	11.4

Net (loss) income	(4.6)%	9.2%	2.8%	8.3%

The following tables summarize the results of our operations by business segment:

	Three Months Ended January 31,				Nine Months Ended January 31,
	2016		2015		2016		2015
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive recruitment:
North America	$93,520	27.2%	$78,026	31.3%	$276,667	31.0%	$243,055	32.1%
EMEA	35,498	10.3	36,816	14.7	108,158	12.1	113,788	15.0
Asia Pacific	19,094	5.5	20,924	8.4	59,307	6.7	61,615	8.2
South America.	6,541	1.9	7,713	3.1	19,083	2.1	22,366	3.0

Total executive recruitment	154,653	44.9	143,479	57.5	463,215	51.9	440,824	58.3
Hay Group	140,508	40.8	64,313	25.8	283,350	31.8	194,269	25.7
Futurestep	48,997	14.3	41,753	16.7	145,587	16.3	121,342	16.0

Total fee revenue	344,158	100.0%	249,545	100.0%	892,152	100.0%	756,435	100.0%

Reimbursed out-of-pocket engagement expenses	14,721		9,326		37,401		27,478

Total revenue	$358,879		$258,871		$929,553		$783,913

	Three Months Ended January 31,				Nine Months Ended January 31,
	2016		2015		2016		2015
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating (Loss) Income
Executive recruitment:
North America	$28,957	31.0%	$22,673	29.1%	$80,524	29.1%	$60,788	25.0%
EMEA	1,707	4.8	5,073	13.8	14,912	13.8	13,337	11.7
Asia Pacific	2,775	14.5	4,096	19.6	9,668	16.3	10,042	16.3
South America.	1,166	17.8	1,741	22.6	3,644	19.1	3,513	15.7

Total executive recruitment	34,605	22.4	33,583	23.4	108,748	23.5	87,680	19.9
Hay Group	(21,559)	(15.3)	8,577	13.3	(6,286)	(2.2)	19,799	10.2
Futurestep	6,630	13.5	5,760	13.8	19,715	13.5	14,367	11.8
Corporate	(33,743)	—	(14,993)	—	(74,327)	—	(35,910)	—

Total operating (loss) income	$(14,067)	(4.1)%	$32,927	13.2%	$47,850	5.4%	$85,936	11.4%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended January 31, 2016
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$93,520	$35,498	$19,094	$6,541	$154,653	$140,508	$48,997	$—	$344,158
Total revenue	$97,097	$36,417	$19,603	$6,545	$159,662	$146,079	$53,138	$—	$358,879

Net loss									$(15,995)
Other loss, net									7,092
Interest expense, net									372
Equity in earnings of unconsolidated subsidiaries, net									(181)
Income tax benefit									(5,335)

Operating income (loss)	$28,957	$1,707	$2,775	$1,166	$34,605	$(21,559)	$6,630	$(33,743)	(14,067)
Depreciation and amortization	812	213	235	73	1,333	6,722	609	1,666	10,330
Other (loss) income, net	(330)	77	(114)	9	(358)	143	79	(6,956)	(7,092)
Equity in earnings of unconsolidated subsidiaries, net	26	—	—	—	26	—	—	155	181

EBITDA	29,465	1,997	2,896	1,248	35,606	(14,694)	7,318	(38,878)	(10,648)

Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition costs	—	—	—	—	—	8,413	—	12,734	21,147
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$29,949	$7,863	$3,473	$1,576	$42,861	$22,831	$7,318	$(25,319)	$47,691

Adjusted EBITDA margin	32.0%	22.2%	18.2%	24.1%	27.7%	15.6%	14.9%		13.6%

	Three Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$78,026	$36,816	$20,924	$7,713	$143,479	$64,313	$41,753	$—	$249,545
Total revenue	$81,521	$37,868	$21,874	$7,724	$148,987	$66,048	$43,836	$—	$258,871

Net income									$22,939
Other loss, net									1,478
Interest income, net									(288)
Equity in earnings of unconsolidated subsidiaries, net									(778)
Income tax provision									9,576

Operating income (loss)	$22,673	$5,073	$4,096	$1,741	$33,583	$8,577	$5,760	$(14,993)	32,927
Depreciation and amortization	867	431	216	79	1,593	3,317	469	1,435	6,814
Other (loss) income, net	(225)	24	25	41	(135)	(156)	4	(1,191)	(1,478)
Equity in earnings of unconsolidated subsidiaries, net	103	—	—	—	103	—	—	675	778

EBITDA	23,418	5,528	4,337	1,861	35,144	11,738	6,233	(14,074)	39,041

Restructuring recoveries, net	—	—	—	(148)	(148)	—	(270)	—	(418)
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$23,418	$5,528	$4,337	$1,713	$34,996	$11,738	$5,963	$(13,629)	$39,068

Adjusted EBITDA margin	30.0%	15.0%	20.7%	22.2%	24.4%	18.3%	14.3%		15.7%

	Nine Months Ended January 31, 2016
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$276,667	$108,158	$59,307	$19,083	$463,215	$283,350	$145,587	$—	$892,152
Total revenue	$287,694	$111,097	$61,210	$19,095	$479,096	$293,511	$156,946	$—	$929,553

Net income									$25,058
Other loss, net									9,812
Interest expense, net									1,215
Equity in earnings of unconsolidated subsidiaries, net									(1,446)
Income tax provision									13,211

Operating income (loss)	$80,524	$14,912	$9,668	$3,644	$108,748	$(6,286)	$19,715	$(74,327)	47,850
Depreciation and amortization	2,471	810	704	224	4,209	14,058	1,772	4,894	24,933
Other (loss) income, net	(425)	227	(102)	281	(19)	(737)	87	(9,143)	(9,812)
Equity in earnings of unconsolidated subsidiaries, net	252	—	—	—	252	—	—	1,194	1,446

EBITDA	82,822	15,949	10,270	4,149	113,190	7,035	21,574	(77,382)	64,417

Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition costs	—	—	—	—	—	12,052	—	21,763	33,815
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$83,306	$21,815	$10,847	$4,477	$120,445	$48,199	$21,574	$(54,794)	$135,424

Adjusted EBITDA margin	30.1%	20.2%	18.3%	23.5%	26.0%	16.7%	14.8%		15.1%

	Nine Months Ended January 31, 2015
	Executive Recruitment
	North America	EMEA	Asia Pacific	South America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$243,055	$113,788	$61,615	$22,366	$440,824	$194,269	$121,342	$—	$756,435
Total revenue	$253,855	$117,351	$63,959	$22,416	$457,581	$199,945	$126,387	$—	$783,913

Net income									$62,875
Other income, net									(3,061)
Interest expense, net									1,426
Equity in earnings of unconsolidated subsidiaries, net									(1,696)
Income tax provision									26,392

Operating income (loss)	$60,788	$13,337	$10,042	$3,513	$87,680	$19,799	$14,367	$(35,910)	85,936
Depreciation and amortization	2,662	1,366	771	249	5,048	9,848	1,374	4,093	20,363
Other income (loss), net	98	69	283	87	537	(111)	27	2,608	3,061
Equity in earnings of unconsolidated subsidiaries, net	281	—	—	—	281	—	—	1,415	1,696

EBITDA	63,829	14,772	11,096	3,849	93,546	29,536	15,768	(27,794)	111,056

Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	445	445

Adjusted EBITDA	$64,980	$18,759	$11,113	$4,078	$98,930	$32,294	$16,922	$(27,177)	$120,969

Adjusted EBITDA margin	26.7%	16.5%	18.0%	18.2%	22.4%	16.6%	13.9%		16.0%

Three Months Ended January 31, 2016 Compared to Three Months Ended January 31, 2015

Fee Revenue

Fee Revenue. Fee revenue went up by $94.7 million, or 38%, to $344.2 million in the three months ended January 31, 2016 compared to $249.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $19.6 million, or 8%, in the three months ended January 31, 2016, when compared to the year-ago quarter. Adjusting for the Legacy Hay acquisition, fee revenue increased $22.8 million, or 9%, compared to the year-ago quarter. This increase was attributable to higher fee revenue in Executive Recruitment, Futurestep, and Hay Group.

Executive Recruitment. Executive Recruitment reported fee revenue of $154.6 million, an increase of $11.2 million, or 8%, in the three months ended January 31, 2016 compared to $143.4 million in the year-ago quarter. As detailed below, Executive Recruitment fee revenue was higher in the North America region, partially offset by decreases in fee revenue in Asia Pacific, EMEA, and South America regions in the three months ended January 31, 2016 as compared to the year-ago quarter. The higher fee revenue in Executive Recruitment was mainly due to an 11% increase in the weighted-average fees billed per engagement, offset by a decrease of 2% in the number of Executive Recruitment engagements billed during the three months ended January 31, 2016 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $7.1 million, or 5%, in the three months ended January 31, 2016, when compared to the year-ago quarter.

North America reported fee revenue of $93.5 million, an increase of $15.5 million, or 20%, in the three months ended January 31, 2016 compared to $78.0 million in the year-ago quarter. North America’s fee revenue was higher due to a 10% increase in the number of engagements billed and a 9% increase in the weighted-average fees billed per engagement during the three months ended January 31, 2016 compared to the year-ago quarter. The overall increase in fee revenue was driven by growth in the financial services, life sciences/healthcare, technology, and education/non-profit sectors as compared to the year-ago quarter, partially offset by a decline in the industrial sector. Exchange rates unfavorably impacted fee revenue by $0.8 million, or 1%, in the three months ended January 31, 2016, when compared to the year-ago quarter.

EMEA reported fee revenue of $35.4 million, a decrease of $1.4 million, or 4%, in the three months ended January 31, 2016 compared to $36.8 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 8%, in the three months ended January 31, 2016, when compared to the year-ago quarter. EMEA’s fee revenue was lower due to a 4% decrease in the number of engagements billed during the three months ended January 31, 2016 compared to the year-ago quarter. The performance in existing offices in France, Switzerland, and Italy were the primary contributors to the decrease in fee revenue in the three months ended January 31, 2016 compared to the year-ago quarter, offset by an increase in fee revenue in United Arab Emirates and United Kingdom. In terms of business sectors, financial services and life sciences/healthcare experienced the largest decline in fee revenue in the three months ended January 31, 2016 as compared to the year-ago quarter, partially offset by an increase in the consumer goods and technology sectors.

Asia Pacific reported fee revenue of $19.1 million, a decrease of $1.8 million, or 9%, in the three months ended January 31, 2016 compared to $20.9 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.4 million, or 7%, in the three months ended January 31, 2016, when compared to the year-ago quarter. The decline in fee revenue was due to an 11% decrease in the number of engagements billed, offset by a 3% increase in the weighted-average fees billed per engagement in the three months ended January 31, 2016 compared to the year-ago quarter. The performance in Australia, China, Singapore, and Hong Kong were the primary contributors to the decrease in fee revenue in the three months ended January 31, 2016 compared to the year-ago quarter, offset by an increase in fee revenue in India. Life sciences/healthcare, consumer goods, and technology were the main sectors contributing to the decrease in fee revenue in the three months ended January 31, 2016 as compared to the year-ago quarter, partially offset by an increase in fee revenue in the financial services sector.

South America reported fee revenue of $6.6 million, a decrease of $1.1 million, or 14%, in the three months ended January 31, 2016 compared to $7.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue for South America by $1.8 million, or 23%, in the three months ended January 31, 2016, when compared to the year-ago quarter. The decline in fee revenue was mainly due to a 31% decrease in the number of engagements billed, offset by a 23% increase in weighted-average fees billed per engagement in the three months ended January 31, 2016 compared to the year-ago quarter. The performance in Brazil and Colombia were the primary contributors to the decrease in fee revenue in the three months ended January 31, 2016 compared to the year-ago quarter, partially offset by an increase in fee revenue in Venezuela. Industrial and financial services were the main sectors contributing to the decline in fee revenue in the three months ended January 31, 2016 compared to the year-ago quarter, partially offset by an increase in fee revenue in the consumer goods sector.

Hay Group. Hay Group reported fee revenue of $140.6 million, an increase of $76.2 million, or 118%, in the three months ended January 31, 2016 compared to $64.4 million in the year-ago quarter. Adjusting for the Legacy Hay acquisition, fee revenue increased $4.3 million, or 7%, compared to the year-ago quarter, unfavorably impacted by exchange rates by $2.4 million, or 4%, in the three months ended January 31, 2016. Fee revenue increased due to higher consulting fee revenue of $5.2 million, or 11%, in the three months ended January 31, 2016 compared to the year-ago quarter, offset by a decrease in product revenue. The increase in consulting fee revenue includes $4.9 million of fee revenue from Pivot Leadership, which was acquired on March 1, 2015.

Futurestep. Futurestep reported fee revenue of $49.0 million, an increase of $7.3 million, or 18%, in the three months ended January 31, 2016 compared to $41.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.6 million, or 6%, in the three months ended January 31, 2016. The higher fee revenue was driven by a $5.7 million increase in recruitment process outsourcing in the three months ended January 31, 2016 compared to the year-ago quarter. The rest of the change was due to higher fee revenue from professional searches of $2.0 million due to an 11% increase in engagements billed in the three months ended January 31, 2016 compared to the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased $77.7 million, or 47%, to $242.4 million in the three months ended January 31, 2016 from $164.7 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $13.4 million, or 8%, in the three months ended January 31, 2016. Excluding $50.9 million in compensation and benefits relating to the Legacy Hay acquisition and $12.6 million in integration/acquisition costs and separation charges, compensation and benefits increased $14.2 million, or 9%, compared to the year-ago quarter. This increase was due in large part to an increase of $11.4 million in salaries and related payroll taxes. The higher level of salaries and related payroll expense was due to an increase in average headcount of 13% in the three months ended January 31, 2016 compared to the year-ago quarter, and reflects our continued growth-related investments back into the business. Also contributing to the increase in compensation and benefits was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $4.5 million in the three months ended January 31, 2016 compared to the year-ago quarter due to a decrease in the market value of the underlying investments. COLI is held to fund other deferred compensation retirement plans. (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements). These changes are offset by decreases in our deferred compensation plans of $2.5 million.

Executive Recruitment compensation and benefits expense increased by $3.7 million, or 4%, to $95.2 million in the three months ended January 31, 2016 compared to $91.5 million in the year-ago quarter. This increase was primarily due to higher performance related bonus expense, and salaries and related payroll expense of $2.9 million and $2.7 million, respectively, partially offset by a decline of $1.7 million in our deferred compensation plans during the three months ended January 31, 2016 compared to the year-ago quarter due to market movements. The increase in performance related bonus expense was principally due to a 12% increase in average consultant headcount and higher fee revenue and profitability. Executive Recruitment compensation and benefits expense as a percentage of fee revenue decreased to 62% in the three months ended January 31, 2016 from 64% in the year-ago quarter.

Hay Group compensation and benefits expense increased $59.9 million, or 157%, to $98.1 million in the three months ended January 31, 2016 from $38.2 million in the year-ago quarter. Excluding $50.9 million in compensation and benefits relating to the Legacy Hay acquisition and $8.3 million in integration and acquisition costs, compensation and benefits increased $0.7 million, or 2%, compared to the year-ago quarter. The change was primarily due to an increase in salaries and related payroll taxes of $3.2 million due to a 6% increase in average headcount, offset with the decrease of $1.6 million in performance related bonus expense during the three months ended January 31, 2016 compared to the year-ago quarter. Hay Group compensation and benefits expense as a percentage of fee revenue increased to 70% in the three months ended January 31, 2016 from 59% in the year-ago quarter. Excluding integration and acquisition costs, compensation and benefits expense as a percentage of fee revenue was 64% in the three months ended January 31, 2016.

Futurestep compensation and benefits expense increased $4.8 million, or 17%, to $33.5 million in the three months ended January 31, 2016 from $28.7 million in the year-ago quarter. The increase was primarily driven by an increase of $5.3 million in salaries and related payroll taxes and $1.1 million in outside contractor expenses, partially offset by a $2.2 million decrease in performance related bonus expense in the three months ended January 31, 2016 compared to the year-ago quarter. The increase in salaries and related payroll taxes were due to a 34% increase in the average headcount. The higher average headcount and the increase in utilization of outside contractors were primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 68% in the three months ended January 31, 2016 compared to 69% in the year-ago quarter.

Corporate compensation and benefits expense increased by $9.3 million, or 148%, to $15.6 million in the three months ended January 31, 2016 from $6.3 million in the year-ago quarter. Excluding $3.6 million of integration and acquisition costs related to the acquisition of Legacy Hay, compensation and benefits expense increased $5.7 million in the three months ended January 31, 2016 as compared to the year-ago quarter. This increase was mainly due to a change in CSV of COLI. The change in CSV of COLI increased compensation and benefits expense by $4.5 million in the three months ended January 31, 2016 compared to the year-ago quarter due to a decrease in the market value of the underlying investments. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

General and Administrative Expenses

General and administrative expenses increased $20.6 million, or 56%, to $57.4 million in the three months ended January 31, 2016 compared to $36.8 million in the three months ended January 31, 2015. Exchange rates favorably impacted general and administrative expenses by $3.5 million, or 10%, during the three months ended January 31, 2016. Excluding $12.3 million in general and administrative expenses relating to the Legacy Hay acquisition and integration/acquisition costs of $9.2 million, general and administrative expenses decreased $0.9 million, or 2%, compared to the year-ago quarter. General and administrative expenses as a percentage of fee revenue was 17% in the three months ended January 31, 2016 compared to 15% in the year-ago quarter. Excluding integration and acquisition costs general and administration expenses as a percentage of fee revenue was 14% in the three months ended January 31, 2016.

Executive Recruitment general and administrative expenses decreased $1.1 million, or 7%, to $15.6 million in the three months ended January 31, 2016 from $16.7 million in the year-ago quarter. General and administrative expenses decreased due to a reduction in legal and other professional fees of $0.6 million and a lower foreign exchange loss of $0.3 million during the three months ended January 31, 2016 compared to the year-ago quarter. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 10% in the three months ended January 31, 2016 compared to 12% in the year-ago quarter.

Hay Group general and administrative expenses increased $12.0 million, or 145%, to $20.3 million in the three months ended January 31, 2016 compared to $8.3 million in the three months ended January 31, 2015. Excluding $12.3 million in general and administrative expenses relating to the Legacy Hay acquisition and $0.2 million in integration/acquisition costs, general and administrative expenses decreased $0.5 million, or 6%, compared to the year-ago quarter. Hay Group general and administrative expenses as a percentage of fee revenue was 14% in the three months ended January 31, 2016 compared to 13% in the year-ago quarter.

Futurestep general and administrative expenses increased $0.6 million, or 13%, to $5.1 million in the three months ended January 31, 2016 compared to $4.5 million in the year-ago quarter. The increase is attributable to unfavorable foreign exchange rates that resulted in higher foreign exchange loss of $0.3 million in the three months ended January 31, 2016 compared to the year-ago quarter and an increase in premise and office expense of $0.2 million. Futurestep general and administrative expenses as a percentage of fee revenue was 10% in the three months ended January 31, 2016 compared to 11% in the year-ago quarter.

Corporate general and administrative expenses increased $9.1 million, or 125%, to $16.4 million in the three months ended January 31, 2016 compared to $7.3 million in the year-ago quarter. The increase in general and administrative expenses was driven by $9.0 million in integration and acquisition costs primarily due to legal and other professional fees associated with the acquisition of Legacy Hay incurred in the three months ended January 31, 2016.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $8.9 million, or 102%, to $17.6 million in the three months ended January 31, 2016 compared to $8.7 million in the year-ago quarter. Adjusting for the Legacy Hay acquisition, the cost of services increased $2.9 million, or 33%, compared to the year-ago quarter. The increase is mainly due to higher fee revenue in Legacy LTC and Futurestep. Cost of services expense as a percentage of fee revenue was 5% in the three months ended January 31, 2016 compared to 3% in the year-ago quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $10.3 million, an increase of $3.5 million in the three months ended January 31, 2016 compared to $6.8 million in the year-ago quarter. Adjusting for the Legacy Hay acquisition, depreciation and amortization expenses increased $0.3 million, or 4%, compared to the year-ago quarter. The increase relates primarily to technology investments that were made in the current and prior year, primarily in software, leasehold improvements, computer equipment, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the three months ended January 31, 2016, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the acquisition of Legacy Hay. As a result, we recorded $30.6 million of restructuring charges with $29.9 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of Legacy Hay and $0.7 million relating to the consolidation of premises during the three months ended January 31, 2016. During the three months ended January 31, 2015, we recorded a reduction in our restructuring accrual as a result of a change in our original estimates. As a result, we recorded $0.4 million of recoveries in three months ended January 31, 2015, of which $0.3 million relates to severance and $0.1 million relates to facilities.

Operating (Loss) Income

Operating loss was $14.1 million in the three months ended January 31, 2016 as compared to operating income of $32.9 million in the year-ago quarter. Adjusting for the $29.2 million operating loss of Legacy Hay, operating income decreased $17.8 million, or 54%, compared to the year-ago quarter. This decrease in operating income resulted from increases of $18.8 million in compensation and benefits expense (which included $3.9 million in integration/acquisition costs), $10.5 million in restructuring charges, net, $8.1 million in general and administrative expenses (which included $9.0 million in integration/acquisition costs), and $2.9 million cost of services expense. These changes were offset by higher fee revenue of $22.8 million during the three months ended January 31, 2016 as compared to the year-ago quarter. Legacy Hay operating loss of $29.2 million, included integration/acquisition costs of $8.2 million and restructuring charges of $20.5 million.

Executive Recruitment operating income increased $1.0 million to $34.6 million in the three months ended January 31, 2016 as compared to $33.6 million in the year-ago quarter. The increase in Executive Recruitment operating income was driven by higher fee revenue of $11.2 million and a decrease in general and administrative expenses of $1.1 million, offset by an increase of $3.7 million and $7.4 million in compensation and benefits expense and restructuring charges, net, respectively. The increase in compensation and benefits expense was driven by higher performance related bonus expense and salaries and related payroll expense, offset by a decline in expenses associated with our deferred compensation plans. The decrease in general and administrative expenses was mainly due to lower legal and other professional fees and a decrease in foreign exchange loss in the three months ended January 31, 2016 compared to the year-ago quarter. Executive Recruitment operating income as a percentage of fee revenue was 22% in the three months ended January 31, 2016 as compared to 23% in the year-ago quarter.

Hay Group operating loss was $21.6 million in the three months ended January 31, 2016 as compared to operating income of $8.6 million in the year-ago quarter. Adjusting for the $29.2 million operating loss of Legacy Hay, operating income decreased $1.0 million, or 12%, compared to year-ago quarter due primarily due to restructuring charges, net. Hay Group operating loss as a percentage of fee revenue was 15% in the three months ended January 31, 2016 compared to operating income as a percentage of fee revenue of 13% in the year-ago quarter.

Futurestep operating income increased by $0.8 million to $6.6 million in the three months ended January 31, 2016 from $5.8 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to $7.3 million in higher fee revenue, partially offset by an increase of $4.8 million in compensation and benefits expense, higher cost of services expense of $0.8 million, and a $0.6 million increase in general and administrative expenses in the three months ended January 31, 2016 compared to the year-ago quarter. Futurestep operating income as a percentage of fee revenue was 14% in both the three months ended January 31, 2016 and 2015.

Adjusted EBITDA

Adjusted EBITDA increased $8.6 million to $47.7 million in the three months ended January 31, 2016 as compared to $39.1 million in the year-ago quarter. Excluding Adjusted EBITDA of $8.6 million for the Legacy Hay acquisition, Adjusted EBITDA was flat compared to the year-ago quarter. The market movements in our marketable securities, CSV of COLI and deferred compensation negatively impacted our Adjusted EBITDA by $3.3 million or 100 basis points in the three months ended January 31, 2016. Adjusted EBITDA as a percentage of fee revenue was 14% in the three months ended January 31, 2016 as compared to 16% in the year-ago quarter.

Executive Recruitment Adjusted EBITDA was $43.0 million, an increase of $7.9 million, or 23%, in the three months ended January 31, 2016 as compared to $35.1 million in the three months ended January 31, 2015. This increase was due to higher fee revenue of $11.2 million and a decrease in general and administrative expenses of $1.1 million, offset by an increase of $3.7 million in compensation and benefits expense during the three months ended January 31, 2016 compared to the year-ago quarter. The increase in compensation and benefits expense was driven by higher performance related bonus expense and salaries and related payroll expense, offset by a decline in expenses associated with our deferred compensation plans. The decrease in general and administrative expenses was mainly due to lower legal and other professional fees and a decrease in foreign exchange loss in the three months ended January 31, 2016 compared to the year-ago quarter. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 28% in the three months ended January 31, 2016 as compared to 24% in the year-ago quarter.

Hay Group Adjusted EBITDA increased by $11.1 million to $22.8 million in the three months ended January 31, 2016 as compared to $11.7 million in the year-ago quarter. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA increased $2.5 million, or 21%, compared to year-ago quarter. This increase was due to higher fee revenue of $4.3 million and a decline of $0.5 million in general and administrative expenses, offset by an increase in compensation and benefit expense of $0.7 million and a $1.7 million increase in cost of services. The increase in compensation and benefit expenses was due to an increase in headcount to grow the business (a 6% increase in the average headcount). Hay Group Adjusted EBITDA as a percentage of fee revenue was 16% in the three months ended January 31, 2016 as compared to 18% in the year-ago quarter. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA as a percentage of fee revenue was 21%.

Futurestep Adjusted EBITDA increased by $1.3 million to $7.3 million in the three months ended January 31, 2016 as compared to $6.0 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $7.3 million, offset by an increase of $4.8 million in compensation and benefits expense and $0.6 million in general and administrative expenses during the three months ended January 31, 2016 as compared to the year-ago quarter. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in the three months ended January 31, 2016 as compared to 14% in the year-ago quarter.

Other loss, Net

Other loss, net increased by $5.6 million to $7.1 million in the three months ended January 31, 2016 as compared to $1.5 million in the year-ago quarter. The increase in other loss, net is due primarily to the decrease in the fair value of our marketable securities which created an additional loss of $6.9 million during the three months ended January 31, 2016 compared to the year-ago quarter.

Interest (Expense) Income, Net

Interest expense, net primarily relates to borrowings under our COLI policies and term loan facility, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $0.4 million in the three months ended January 31, 2016 as compared to interest income, net of $0.3 million in the year-ago quarter. The change was mainly due to the increase of $0.4 million in interest expense from the term loan facility that we entered into on November 23, 2015 to finance part of the acquisition.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $0.2 million in the three months ended January 31, 2016 as compared to $0.8 million in the year-ago quarter.

Income Tax (Benefit) Provision

The Company recorded an income tax benefit of $5.4 million in the three months ended January 31, 2016 compared to a $9.5 million income tax expense in the year-ago quarter. This reflects a 25% and 30% effective tax rate in the three months ended January 31, 2016 and 2015, respectively. The recognition of the tax benefit for the three months ended January 31, 2016 is at a lower effective tax rate as compared to the year-ago quarter due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay and the post-acquisition allocation of income and losses in jurisdictions with different statutory tax rates, offset partially by the tax impact of restructuring charges and the benefit recorded in connection with the conclusion of the IRS audit of the Company’s consolidated federal income tax return for the fiscal year ended April 30, 2013.

Nine Months Ended January 31, 2016 Compared to Nine Months Ended January 31, 2015

Fee Revenue

Fee Revenue. Fee revenue increased $135.8 million, or 18%, to $892.2 million in the nine months ended January 31, 2016 compared to $756.4 million in the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue by $52.3 million, or 7%, in the nine months ended January 31, 2016. Adjusting for the Legacy Hay acquisition, fee revenue increased $63.9 million, or 8%, compared to the year-ago period. This increase was attributable to higher fee revenue in Futurestep, Executive Recruitment and legacy Leadership & Talent Consulting.

Executive Recruitment. Executive Recruitment reported fee revenue of $463.2 million, an increase of $22.4 million, or 5%, in the nine months ended January 31, 2016 compared to $440.8 million in the nine months ended January 31, 2015. As detailed below, Executive Recruitment fee revenue was higher in the North America region, partially offset by decreases in fee revenue in EMEA, South America and Asia Pacific regions in the nine months ended January 31, 2016 as compared to the year-ago period. The higher fee revenue was mainly due to a 5% increase in the weighted-average fees billed per engagement during the nine months ended January 31, 2016 as compared to the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue by $25.6 million, or 6%, in the nine months ended January 31, 2016.

North America reported fee revenue of $276.7 million, an increase of $33.7 million, or 14%, in the nine months ended January 31, 2016 compared to $243.0 million in the nine months ended January 31, 2015. North America’s increase in fee revenue is primarily due to an 8% increase in the number of engagements billed and a 5% increase in the weighted-average fees billed per engagement during the nine months ended January 31, 2016 as compared to the year-ago period. The overall increase in fee revenue was primarily driven by growth in the financial services, life sciences/healthcare, technology and education/non-profit sectors as compared to the nine months ended January 31, 2015, partially offset by a decrease in the industrial and consumer goods sectors. Exchange rates unfavorably impacted fee revenue by $2.5 million, or 1%, in the nine months ended January 31, 2016.

EMEA reported fee revenue of $108.1 million, a decrease of $5.7 million, or 5%, in the nine months ended January 31, 2016 compared to $113.8 million in the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue by $12.7 million, or 11%, in the nine months ended January 31, 2016. The decline in fee revenue was due to a 5% decrease in the number of engagements billed in the nine months ended January 31, 2016 as compared to the year-ago period. The performance in existing offices in the United Kingdom, France, and Germany were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2016 compared to year-ago period, offset by an increase in fee revenue in United Arab Emirates and Norway. In terms of business sectors, financial services, industrial, and technology experienced the largest decreases in fee revenue in the nine months ended January 31, 2016 as compared to the year-ago period, partially offset by an increase in the consumer goods and life sciences/healthcare sectors.

Asia Pacific reported fee revenue of $59.3 million in the nine months ended January 31, 2016 compared to $61.6 million in the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue by $5.4 million, or 9%, in the nine months ended January 31, 2016. The decline in fee revenue was due to a 4% decrease in the number of engagements billed, partially offset by a 1% increase in weighted-average fees billed per engagement in the nine months ended January 31, 2016 compared to the year-ago period. The performance in Hong Kong, Indonesia, and Australia were the primary contributors to the decrease in fee revenue in the nine months ended January 31, 2016 compared to the year-ago period, offset by an increase in fee revenue in India. Life sciences/healthcare, consumer goods, and technology were the main sectors contributing to the decrease in fee revenue in the nine months ended January 31, 2016 as compared to the year-ago period, partially offset by an increase in fee revenue in the financial services sector.

South America reported fee revenue of $19.1 million, a decrease of $3.3 million, or 15%, in the nine months ended January 31, 2016 compared to $22.4 million in the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue for South America by $5.0 million, or 22%, in the nine months ended January 31, 2016. The decline in fee revenue was due to a 14% decrease in the number of engagements billed, and a 1% decrease in weighted-average fees billed per engagement in the nine months ended January 31, 2016 compared to the year-ago period. The performance in Brazil, Colombia and Chile were the primary contributors to the decline in fee revenue in the nine months ended January 31, 2016 compared to the nine months ended January 31, 2015, partially offset by the growth in Venezuela. Industrial was the main sector contributing to the decrease in fee revenue in the nine months ended January 31, 2016 compared to the year-ago period, partially offset by an increase in fee revenue in the consumer goods sector during the same period.

Hay Group. Hay Group reported fee revenue of $283.4 million, an increase of $89.1 million, or 46%, in the nine months ended January 31, 2016 compared to $194.3 million in the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue by $16.1 million, or 8%, in the nine months ended January 31, 2016. Adjusting for the Legacy Hay acquisition, fee revenue increased $17.2 million, or 9%, compared to the year-ago period. Fee revenue increased due to higher consulting fee revenue of $16.9 million, or 11%, in the nine months ended January 31, 2016 compared to the year-ago period with the rest of the increase due to higher fee revenue from products. The acquisition of Pivot Leadership on March 1, 2015 contributed $16.6 million in consulting fee revenue during the nine months ended January 31, 2016.

Futurestep. Futurestep reported fee revenue of $145.6 million, an increase of $24.3 million, or 20%, in the nine months ended January 31, 2016 compared to $121.3 million in the nine months ended January 31, 2015. Exchange rates unfavorably impacted fee revenue by $10.6 million or 9% in the nine months ended January 31, 2016. The increase in fee revenue was primarily driven by higher fee revenues in professional search and RPO of $13.3 million and $11.8 million, respectively. The increase in fee revenue in professional search was due to a 13% increase in the weighted average fees billed per engagement in the nine months ended January 31, 2016 compared to the year-ago period and 12% increase in the number of engagements billed during the same period.

Compensation and Benefits

Compensation and benefits expense increased $102.0 million, or 20%, to $610.5 million in the nine months ended January 31, 2016 from $508.5 million in the year-ago period. Exchange rates favorably impacted compensation and benefits expenses by $34.9 million, or 7%, during the nine months ended January 31, 2016. Excluding $50.9 million in compensation and benefits relating to the Legacy Hay acquisition and $16.3 million in integration/acquisition costs and separation charges, compensation and benefits increased $34.8 million, or 7%, compared to the year-ago period. This increase was due in large part to an increase in salaries and related payroll taxes of $25.5 million and increases of $3.1 million in outside contractor expenses. The higher level of salaries and related payroll expense was due to an increase in average headcount of 10% in the nine months ended January 31, 2016 compared to year-ago period, and reflects our continued growth-related investments back into the business. Also contributing to the increase in compensation and benefits expense was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $6.7 million in the nine months ended January 31, 2016 compared to the year-ago period due to a smaller increase in the market value of the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

The changes in the fair value of vested amounts owed under certain deferred compensation plans decreased compensation and benefits expense by $6.2 million in the nine months ended January 31, 2016 compared to an increase of $2.3 million in the nine months ended January 31, 2015. Offsetting these changes in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $8.9 million in the nine months ended January 31, 2016 compared to an increase of $4.3 million in the year-ago period, recorded in other (loss) income, net on the consolidated statement of operations.

Executive Recruitment compensation and benefits expense increased $4.0 million to $293.2 million in the nine months ended January 31, 2016 compared to $289.2 million in the nine months ended January 31, 2015. The change was driven by higher performance related bonus expense of $4.6 million primarily associated with an increase in fee revenue and profitability. The rest of the change was due to higher salaries and related payroll taxes of $4.0 million, offset by a decrease in our deferred compensation and benefit plans of $3.9 million. The higher level of salaries and related payroll expense was due to an increase in average consultant headcount of 8% in the nine months ended January 31, 2016 compared to year-ago period, and reflects our continued growth-related investments back into the business. Executive Recruitment compensation and benefits expense as a percentage of fee revenue was 63% in the nine months ended January 31, 2016 compared to 66% in the year-ago period.

Hay Group compensation and benefits expense increased $69.5 million, or 60%, to $186.0 million in the nine months ended January 31, 2016 from $116.5 million in the nine months ended January 31, 2015. Excluding $50.9 million in compensation and benefits relating to the Legacy Hay acquisition and $11.9 million in integration and acquisition costs, compensation and benefits increased $6.7 million, or 6%, compared to the year-ago period. The increase was driven by an increase in salaries and related payroll taxes of $7.6 million, offset by a decrease of $1.2 million in performance related bonus expense. The higher level of salaries and related payroll expense was due to an increase in average headcount of 9% in the nine months ended January 31, 2016 compared to the year-ago period. Hay Group compensation and benefits expense as a percentage of fee revenue increased to 66% in the nine months ended January 31, 2016 from 60% in the nine months ended January 31, 2015. Excluding integration and acquisition costs compensation and benefits expense as a percentage of fee revenue was 61% in the nine months ended January 31, 2016.

Futurestep compensation and benefits expense increased $16.4 million, or 20%, to $99.8 million in the nine months ended January 31, 2016 from $83.4 million in the nine months ended January 31, 2015. The increase was primarily driven by an increase of $13.0 million in salaries and related payroll taxes and $2.7 million in outside contractors. The increase in salaries and related payroll taxes was due to a 27% increase in the average headcount. The higher average headcount and the increase in utilization of outside contractors were primarily driven by the need to service an increase in fee revenue in both our professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both the nine months ended January 31, 2016 and 2015.

Corporate compensation and benefits expense increased $12.1 million, or 62%, to $31.5 million in the nine months ended January 31, 2016 from $19.4 million in the nine months ended January 31, 2015. Excluding $3.7 million of integration and acquisition costs related to the acquisition of Legacy Hay, compensation and benefits expense increased $8.4 million in the nine months ended January 31, 2016 as compared to the year-ago quarter. This increase was mainly due to the change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $1.8 million and $8.5 million in the nine months ended January 31, 2016 and 2015, respectively. The decrease in CSV of COLI was due to a decrease in the market value of investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statement. The rest of the change was due to increases in stock based compensation of $1.5 million.

General and Administrative Expenses

General and administrative expenses increased $35.2 million, or 34%, to $139.5 million in the nine months ended January 31, 2016 compared to $104.3 million in the nine months ended January 31, 2015. Exchange rates favorably impacted general and administrative expenses by $8.2 million, or 8%, during the nine months ended January 31, 2016. Excluding $12.3 million in general and administrative expenses relating to the Legacy Hay acquisition and integration/acquisition costs of $18.2 million, general and administrative expenses increased $4.7 million, or 5%, compared to the year-ago period. The increase is attributable to primarily a $6.2 million insurance reimbursement received during the nine months ended January 31, 2015 that reduced legal fees in the year-ago period. General and administrative expenses as a percentage of fee revenue was 16% in the nine months ended January 31, 2016 compared to 14% in the nine months ended January 31, 2015. Excluding integration and acquisition costs general and administration expenses as a percentage of fee revenue was 14% in the nine months ended January 31, 2016.

Executive Recruitment general and administrative expenses decreased $4.3 million, or 8%, to $48.8 million in the nine months ended January 31, 2016 from $53.1 million in the nine months ended January 31, 2015. Favorable foreign exchange rates contributed to a decline in general and administrative expenses of $1.9 million during the nine months ended January 31, 2016 compared to the year-ago period. The remaining decrease was due to lower premise and office expense and legal and other professional fees of $0.9 million and $0.8 million, respectively. Executive Recruitment general and administrative expenses as a percentage of fee revenue was 11% in the nine months ended January 31, 2016 compared to 12% in the year-ago period.

Hay Group general and administrative expenses increased $11.6 million, or 46%, to $37.0 million in the nine months ended January 31, 2016 from $25.4 million in the nine months ended January 31, 2015. Excluding $12.3 million relating to the Legacy Hay acquisition and $0.2 million in integration/acquisition costs, general and administrative expenses decreased $0.9 million, or 4%, compared to the year-ago period. Favorable foreign exchange rates contributed to a decline in general and administrative expenses of $1.5 million in the nine months ended January 31, 2016 compared to the year-ago period, partially offset by an increase in premise and office expense of $0.5 million. Hay Group general and administrative expenses as a percentage of fee revenue was 13% in both the nine months ended January 31, 2016 and 2015.

Futurestep general and administrative expenses increased $2.3 million, or 17%, to $15.8 million in the nine months ended January 31, 2016 compared to $13.5 million in the nine months ended January 31, 2015. Higher premise and office expenses of $1.0 million contributed to the increase in general and administrative expenses along with an increase of $0.8 million due to unfavorable exchange rates and an increase in marketing and business development expenses of $0.4 million. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in both the nine months ended January 31, 2016 and 2015.

Corporate general and administrative expenses increased $25.6 million to $37.9 million in the nine months ended January 31, 2016 compared to $12.3 million in the nine months ended January 31, 2015. The increase in general and administrative expenses was driven by $18.0 million in integration and acquisition costs associated with the acquisition of Legacy Hay incurred in the nine months ended January 31, 2016 and a $6.2 million insurance reimbursement that reduced legal fees in the year-ago period. The rest of the increase was due to unfavorable exchange rates that resulted in an increase in general and administrative expenses of $1.7 million during the nine months ended January 31, 2016 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $11.1 million, or 40%, to $38.9 million in the nine months ended January 31, 2016 compared to $27.8 million in the nine months ended January 31, 2015. Adjusting for the Legacy Hay acquisition, the cost of services increased $5.1 million, or 18%, compared to the year-ago period. The increase is mainly due to higher fee revenue in Legacy LTC and Futurestep. Cost of services expense as a percentage of fee revenue was 4% in both the nine months ended January 31, 2016 and 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $24.9 million, an increase of $4.5 million in the nine months ended January 31, 2016 compared to $20.4 million in the nine months ended January 31, 2015. Adjusting for the Legacy Hay acquisition, depreciation and amortization expenses increased $1.3 million, or 6%, compared to the year-ago period. The increase relates primarily to technology investments that were made in the current and prior year, primarily in computer equipment, software, furniture and fixtures, leasehold improvements and intangible assets.

Restructuring Charges, Net

During the nine months ended January 31, 2016, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the acquisition of Legacy Hay. As a result, we recorded $30.6 million of restructuring charges with $29.9 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of Legacy Hay and $0.7 million relating to the consolidation of premises during the nine months ended January 31, 2016. During the nine months ended January 31, 2015, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of our legacy businesses and the recent acquisitions as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in the nine months ended January 31, 2015, of which $9.2 million related to severance and $0.3 million related to consolidation/abandonment of premises.

Operating Income

Operating income decreased $38.1 million to $47.8 million in the nine months ended January 31, 2016 as compared to $85.9 million in the nine months ended January 31, 2015. Adjusting for the $29.2 million operating loss of Legacy Hay, operating income decreased $8.9 million, or 10%, compared to year-ago period. This decrease in operating income resulted from an increase of $43.1 million in compensation and benefits expense (which included $7.6 million in integration/acquisition costs), $22.7 million in general and administrative expenses (which included $18.0 million in integration/acquisition costs), $5.1 million in cost of services expense and $1.3 million in depreciation and amortization expense. These changes were offset by higher fee revenue of $63.9 million during the nine months ended January 31, 2016 as compared to the year-ago period. The Legacy Hay operating loss of $29.2 million included integration/acquisition costs of $8.2 million and restructuring charges of $20.5 million.

Executive Recruitment operating income increased $21.0 million to $108.7 million in the nine months ended January 31, 2016 as compared to $87.7 million in the nine months ended January 31, 2015. The increase in Executive Recruitment operating income is primarily attributable to higher fee revenue of $22.4 million and a decrease in general and administrative expenses of $4.3 million, offset by an increase of $4.0 million and $1.9 million in compensation and benefits expense and restructuring charges, net, respectively. The increase in compensation and benefits expense was driven by higher performance related bonus expense and salaries and related payroll expense, offset by a decline in our deferred compensation and benefit plans. General and administrative expenses decreased due to favorable exchange rates and a reduction in premise and office expense during the nine months ended January 31, 2016 compared to the year-ago period. Executive Recruitment operating income as a percentage of fee revenue was 24% in the nine months ended January 31, 2016 compared to 20% in the nine months ended January 31, 2015.

Hay Group operating loss was $6.3 million in the nine months ended January 31, 2016 as compared to operating income of $19.8 million in the nine months ended January 31, 2015. Adjusting for the $29.2 million operating loss of Legacy Hay, operating income increased $3.1 million, or 16%, compared to the year-ago period. The increase in Hay Group operating income was due to a $17.2 million in higher fee revenue and a decrease of general and administrative expenses of $0.9 million. These changes were offset by increases in compensation and benefit expense of $10.6 million, $3.3 million in cost of services expense and higher depreciation and amortization expense of $1.0 million. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes and severance costs related to the integration of Legacy Hay. Hay Group operating loss as a percentage of fee revenue was 2% in the nine months ended January 31, 2016 compared to operating income as a percentage of fee revenue of 10% in the year-ago period.

Futurestep operating income increased by $5.3 million to $19.7 million in the nine months ended January 31, 2016 from $14.4 million in the nine months ended January 31, 2015. The increase in Futurestep operating income was primarily due to higher fee revenues of $24.3 million and a decrease in restructuring charges, net of $1.1 million. These changes were partially offset by an increase in compensation and benefits expense of $16.4 million, a $2.3 million increase in general and administrative expenses and $1.1 million in higher cost of services expense during the nine months ended January 31, 2016 as compared to the nine months ended January 31, 2015. Futurestep operating income as a percentage of fee revenue was 14% in the nine months ended January 31, 2016 as compared to 12% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased $14.4 million to $135.4 million in the nine months ended January 31, 2016 compared to $121.0 million in the nine months ended January 31, 2015. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA increased $5.8 million, or 5%, compared to year-ago period. This increase was driven by higher fee revenue of $63.9 million, offset by the increase of $34.8 million, $12.9 million, $5.1 million, and $4.7 million in compensation and benefits expense (excluding acquisition/integration costs), other (loss) income, net, cost of services expense and general and administrative expenses (excluding acquisition/integration costs), respectively during the nine months ended January 31, 2016 compared to the year-ago period. Adjusted EBITDA as a percentage of fee revenue was 15% in the nine months ended January 31, 2016, as compared to 16% on the year-ago period.

Executive Recruitment Adjusted EBITDA was $120.5 million and $99.0 million in the nine months ended January 31, 2016 and 2015, respectively. Adjusted EBITDA increased $21.5 million during the nine months ended January 31, 2016 as compared to the year-ago period due to the $22.4 million increase in fee revenue. Executive Recruitment Adjusted EBITDA as a percentage of fee revenue was 26% in the nine months ended January 31, 2016 as compared to 22% in the nine months ended January 31, 2015.

Hay Group Adjusted EBITDA increased by $15.9 million to $48.2 million in the nine months ended January 31, 2016 as compared to $32.3 million in the nine months ended January 31, 2015. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA increased $7.3 million, or 23%, compared to year-ago period. This increase was due to higher fee revenue of $17.2 million and a decrease of $0.9 million in general and administrative expenses, offset by an increase in compensation and benefit expense of $6.7 million and cost of services of $3.3 million. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes due to an increase in average headcount. Hay Group Adjusted EBITDA as a percentage of fee revenue was 17% in both the nine months ended January 31, 2016 and 2015. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA as of percentage of fee revenue was 19%.

Futurestep Adjusted EBITDA increased by $4.7 million to $21.6 million in the nine months ended January 31, 2016 as compared to $16.9 million in the nine months ended January 31, 2015. The increase in Futurestep Adjusted EBITDA was primarily due to higher fee revenue of $24.3 million, offset by an increase of $16.4 million in compensation and benefits expense, $2.3 million in general and administrative expenses and $1.1 million in cost of services expense during the nine months ended January 31, 2016 as compared to the year-ago period. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in the nine months ended January 31, 2016 as compared to 14% in the nine months ended January 31, 2015.

Other (Loss) Income, Net

Other loss, net was $9.8 million in the nine months ended January 31, 2016 as compared to other income, net of $3.1 million in the nine months ended January 31, 2015. The change in other (loss) income, net is primarily due to the decrease in the fair value of our marketable securities during the nine months ended January 31, 2016 compared the increase in the fair value of our marketable securities in the nine months ended January 31, 2015, which created an additional loss of $13.2 million during the nine months ended January 31, 2016 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to borrowings under our COLI policies and term loan facility, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $1.2 million in the nine months ended January 31, 2016 as compared to $1.4 million in the nine months ended January 31, 2015.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders. We report our interest in earnings or loss of our Mexican subsidiary and IGroup, LLC on the equity basis as a one-line adjustment to net income. Equity in earnings was $1.5 million in the nine months ended January 31, 2016 as compared to $1.7 million in the nine months ended January 31, 2015.

Income Tax Provision

The provision for income taxes was $13.2 million in the nine months ended January 31, 2016 compared to $26.4 million in the nine months ended January 31, 2015. The provision for income taxes in the nine months ended January 31, 2016 and 2015 reflects a 36% and 30% effective tax rate, respectively. The effective tax rate for the nine months ended January 31, 2016 is higher due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay and the post-acquisition allocation of income and losses in jurisdictions with different statutory tax rates, offset partially by the tax impact of restructuring charges and the benefit recorded in connection with the conclusion of the IRS audit of the Company’s consolidated federal income tax return for the fiscal year ended April 30, 2013.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation by utilizing capital for investment in the Company’s consultants and intellectual property, as well as the strategic acquisition of businesses.

On December 1, 2015, the Company completed its acquisition of Legacy Hay, a global leader in people strategy and organizational performance, for $470.5 million, net of cash acquired. The purchase price consisted of $252.6 million in cash, net of estimated cash acquired and 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed $150 million from the Term Facility, to finance a portion of the Legacy Hay acquisition purchase price. The Company made $2.5 million in principal payments during the three months ended January 31, 2016 and will be making quarterly installments of $7.8 million starting on April 1, 2016. As of January 31, 2016, there was $147.5 million outstanding under the Term Facility. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. During the three months ended January 31, 2016, the average interest rate on the term loan was 1.56%. As part of the acquisition, the Company has committed to a $40 million retention pool (up to $5 million payable within one year of the closing of the acquisition) for certain employees of Legacy Hay subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute, to our stockholders, a regular quarterly cash dividend of $0.10 per share. On June 10, 2015, the Company declared a dividend of $0.10 per share, paid on July 15, 2015 to stockholders of record on June 25, 2015. On September 7, 2015, the Company declared a dividend of $0.10 per share, paid on October 15, 2015 to stockholders of record on September 25, 2015. On December 8, 2015, the Company declared a dividend of $0.10 per share, payable on January 15, 2016 to stockholders of record on December 21, 2015. On March 8, 2016, the Company declared a dividend of $0.10 per share, payable on April 15, 2016 to stockholders of record on March 25, 2016. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand, funds from operations and other forms of liquidity will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to further access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $343.3 million and $525.4 million as of January 31, 2016 and April 30, 2015, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $80.9 million and $235.6 million at January 31, 2016 and April 30, 2015, respectively. As of January 31, 2016 and April 30, 2015, we held $104.9 million and $143.4 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2016 and fiscal 2015 bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds and investments in corporate bonds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the corporate bonds and other securities are available for general corporate purposes.

As of January 31, 2016 and April 30, 2015, marketable securities of $135.9 million and $144.6 million, respectively, included trading securities of $135.9 million (net of gross unrealized gains of $0.1 million and $6.5 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $126.8 million and $118.8 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $133.0 million and $129.1 million as of January 31, 2016 and April 30, 2015, respectively. As of January 31, 2016, the Company did not hold any marketable securities classified as available-for-sale. As of April 30, 2015, we had marketable securities classified as available-for-sale with a balance of $13.2 million.

The net decrease in our working capital of $136.3 million as of January 31, 2016 compared to April 30, 2015 is primarily attributable to the decrease in cash and cash equivalents, current portion of the term loan entered into in the quarter and higher other current liabilities due to the acquisition, offset by increases in accounts receivable. The decrease in cash and cash equivalents was due to cash used to purchase Legacy Hay, annual bonuses earned in fiscal 2015 and paid during the first half of fiscal 2016, dividend payments made of $16.1 million, offset with borrowings from the term loan while accounts receivable increased due to the acquisition of Legacy Hay. In addition, accounts receivable increased due to an increase in days of sales outstanding which went from 58 days to 69 days (which is consistent with historical experience) from April 30, 2015 to January 31, 2016. Cash used in operating activities was $17.4 million in the nine months ended January 31, 2016 compared to cash provided by operating activities of $18.1 million in the year-ago period. The change is due to the decrease in profitability due to acquisition and integration and restructuring charges during the period.

Cash used in investing activities was $267.4 million in the nine months ended January 31, 2016, an increase of $249.9 million, compared to $17.5 million in the year-ago period. Cash used in investing activities was higher primarily due to cash used to purchase Legacy Hay for $252.6 million in cash, net of estimated cash acquired, and a decrease of $5.5 million in proceeds from life insurance policies, offset by an increase of $9.8 million in the net proceeds from sales/maturities and purchases of marketable securities.

Cash provided by financing activities was $132.2 million in the nine months ended January 31, 2016 compared to cash used in financing activities of $3.6 million in the year-ago period. Cash provided by financing activities increased primarily due to the borrowing of $150.0 million from term loan facility, offset by the principal payment under the Term Facility of $2.5 million and cash dividends paid to stockholders of $16.1 million in the nine months ended January 31, 2016. As of January 31, 2016, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2016 and April 30, 2015, we held contracts with gross CSV of $173.2 million and $172.3 million, respectively. Since fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.4 million and $69.6 million as of January 31, 2016 and April 30, 2015, respectively. At January 31, 2016 and April 30, 2015, the net cash value of these policies was $104.8 million and $102.7 million, respectively.

Long-Term Debt

We are party to a Credit Agreement with Wells Fargo Bank, National Association, as lender (the “Lender”), dated January 18, 2013, as amended by Amendment No. 1 dated as of December 12, 2014 (“Amendment No. 1”), Amendment No. 2 dated as of June 3, 2015 (“Amendment No. 2”), Amendment No. 3, dated as of September 23, 2015 (“Amendment No. 3”) and Amendment No. 4, dated as of November 20, 2015 (“Amendment No. 4”; the existing Credit Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4, the “Credit Agreement”).

The Credit Agreement provides for, among other things: (i) a senior unsecured delayed draw term loan facility in an aggregate principal amount of $150 million (the “Term Facility”); and (ii) a revolving credit facility (the “Revolver” and, together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $100 million, which includes a $25.0 million sub-limit for letters of credit. Both the Revolver and the Term Facility mature on September 23, 2020, and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees).

The Credit Agreement includes customary and affirmative negative covenants. In particular, the Credit Agreements limit us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $135.0 million, excluding the consideration paid in connection with the acquisition of Legacy Hay. Subject to the foregoing, pursuant to the Credit Agreement, we are permitted to pay up to $85.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The Credit Agreement also requires us to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligations under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on our line of credit may be used to calculate domestic liquidity.

The Credit Agreement includes minimum Adjusted EBITDA and maximum Total Funded Debt to Adjusted EBITDA ratio financial covenants (the “consolidated leverage ratio”) (in each case as defined in the Credit Agreement). As of January 31, 2016, we are in compliance with our debt covenants.

At our option, loans issued under the Credit Facilities bear interest at either adjusted LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between adjusted LIBOR plus 1.125% per annum to adjusted LIBOR plus 1.875% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 0.875% per annum, in the alternative), based upon the consolidated leverage ratio at such time. In addition, we will be required to pay to the Lender a quarterly fee ranging from 0.25% to 0.40% per annum on the average daily unused amount of the Credit Facilities, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

On November 23, 2015, we borrowed $150 million under the Term Facility. The Term Facility is payable in quarterly installments, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. We made $2.5 million in principal payments under the Term Facility during the three months ended January 31, 2016 and will be making quarterly installments of $7.8 million starting on April 1, 2016. As of January 31, 2016, there was $147.5 million outstanding under the Term Facility. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent our leverage ratio. During the three months ended January 31, 2016, the average interest rate on the term loan was 1.56%.

As of January 31, 2016 and April 30, 2015, we had no borrowings under the revolving credit facility. At January 31, 2016 and April 30, 2015, there was $2.9 million and $2.8 million of standby letters of credit issued under our long-term debt arrangements, respectively. We had a total of $5.0 million and $1.6 million of standby letters of credits with other financial institutions as of January 31, 2016 and April 30, 2015, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents the additional contractual obligations as a result of the Legacy Hay acquisition as of January 31, 2016. For a summary of our other contractual obligations, see the contractual obligations table in the “Management’s Discussion of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.

	Payments Due in:
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments	$76,944	$19,516	$25,744	$11,426	$20,258
Accrued restructuring charges	21,044	20,512	532	—	—
Retention awards	40,000	5,000	35,000	—	—
Term loan	147,500	31,035	62,069	54,396	—
Estimated interest on term loan (1)	6,336	2,334	3,069	933

Total	$291,824	$78,397	$126,414	$66,755	$20,258

(1)	Interest used is the variable rate calculated per the credit agreement as of January 31, 2016 for outstanding balance on the term loan.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 6 — Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency gains, on an after tax basis, included in net income were $0.5 million in the nine months ended January 31, 2016 compared to foreign currency losses, on an after tax basis, included in net income of $0.4 million in the nine months ended January 31, 2015. Beginning in the third quarter of fiscal 2016, we established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures due to an increase in the foreign currency exposures as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain for the three months ended January 31, 2016 would have been $10.4 million, $17.3 million and $24.2 million, respectively, based on outstanding balances at January 31, 2016.

Interest Rate Risk

We primarily manage our exposure to fluctuations in interest rates through our regular financing activities, which are short term and provide for variable market rates. As of January 31, 2016, there was $147.5 million outstanding under the Term Facility. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.3 million for the three months ended January 31, 2016. During the three months ended January 31, 2016, the average interest rate on the term loan was 1.56%. We had $68.4 million and $69.6 million of borrowings against the CSV of COLI contracts as of January 31, 2016 and April 30, 2015, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, National Association, dated as of January 18, 2013 (as amended, the “Credit Agreement”). We may borrow an additional $100 million of unsecured revolving loans provided pursuant to our Credit Agreement, subject to the satisfaction of customary conditions to draw.

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

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2016:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2015— November 30, 2015	—	$—	—	$150.0 million
December 1, 2015— December 31, 2015	1,097	$37.34	—	$150.0 million
January 1, 2016— January 31, 2016	2,255	$31.76	—	$150.0 million

Total	3,352	$33.59	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Our Credit Agreement limits us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $135.0 million excluding the consideration paid in connection with the acquisition of Legacy Hay. Subject to the foregoing, pursuant to our Credit Agreement, we are permitted to pay up $85.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The Credit Agreement also requires us to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on our line of credits may be used to calculate domestic liquidity.

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment to Employment Agreement dated December 28, 2015 between the Company and Robert Rozek.

10.2+	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on December 10, 2015.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer

Date: March 10, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment to Employment Agreement dated December 28, 2015 between the Company and Robert Rozek.

10.2+	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on December 10, 2015.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.