Form 10-K
period 2016-04-30
KORN FERRY INTERNATIONAL
filed 2016-06-28
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No   ☒

The number of shares outstanding of our common stock as of June 22, 2016 was 57,304,202 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,896,696,482 based upon the closing market price of $36.37 on that date of a share of common stock as reported on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders scheduled to be held on October 6, 2016 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2016

PART I.

Item 1.	Business

About Korn Ferry

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. We opened our first office in Los Angeles in 1969 and currently operate in 150 offices in 52 countries. We have the ability to deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2016, we had 6,947 full-time employees, including 488 Executive Search, 562 Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay Group”) in December 2015), and 114 Futurestep consultants who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 84% of our assignments performed during fiscal 2016 on behalf of clients for whom we had conducted assignments in the previous three fiscal years (without giving effect to Legacy Hay Group assignments). We have made significant investments in Korn Ferry Hay Group with the acquisitions PDI Ninth House and Global Novations in fiscal 2013, Pivot Leadership in fiscal 2015, and Legacy Hay Group in fiscal 2016. These acquisitions have strengthened our intellectual property, enhanced our geographical presence, added complimentary capabilities to further leverage search relationships and broadened the capabilities for assessment and development. They also improved our ability to support the global business community not only in attracting top talent and designing compensation and reward incentives, but also with an integrated approach to the entire leadership and people continuum.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

The Korn Ferry Opportunity

Historically, the HR industry has offered piecemeal views of people based on inconsistent processes, technologies and measurement. Korn Ferry is disrupting the traditional approach and has assembled intellectual property which we bring to market through a holistic framework that sits at the intersection of an organization’s strategy and its people.

Superior performance happens when an organization establishes the conditions for success and when the right people are enabled and engaged, sitting in the right seats and are developed and rewarded. We can help operationalize a client’s complete strategy or address any combination of six broad categories:

Organization Design	We establish the conditions for success by clarifying strategy; designing an operating model and organization structure that aligns to it; and defining a high performance culture. We enable strategic change by engaging and motivating people to perform.

Talent Strategy and Work Design	We map talent strategy to business strategy and help organizations put their plan into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things — with rewards they value — at a cost the organization can afford.

Assessment and Succession

We provide actionable, research-backed insights that allow organizations to understand the talent they have, benchmarked against the talent they need to deliver on the business strategy.

Our assessments allow leaders to make the right decisions about their people for today, and to prepare the right leaders to be ready — when and where they are needed — in the future.

Executive Search and Recruitment	We integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions at organizations across every sector.

Leadership Development	We combine expertise, science, and proven techniques with forward thinking and creativity to build leadership experiences that help entry to senior-level leaders grow and deliver superior results.

About Our Intellectual Property and Technology

Korn Ferry is increasingly a knowledge-based company with deep intellectual property (“IP”) and research that allow us to deliver meaningful outcomes for our clients. We understand what makes a great leader, the competencies they possess that distinguish them from others, as well as the potential shortcomings that can damage their careers as well as their organization’s performance. Today, our talent data includes over 4.4 million assessments and profiles of seven million candidates. This database provides the insight and intelligence for Korn Ferry’s team of social scientists to determine the true drivers of leadership and performance and how any individual or organization measures up. With the addition of Legacy Hay Group, we can now expand our solutions which incorporates IP about people with data about organizations and rewards. These solutions help to deliver on Korn Ferry’s holistic framework that sits at the intersection of an organization’s strategy and its people.

Our vast library of proprietary tools and techniques has been developed through research by our scientists, statisticians and IP development specialists. It underpins all of our services, giving us unique insight into how strategic talent decisions help contribute to competitive advantage and success. We continue to add more discipline and scientific research into the recruitment and talent management process, with emphasis shifting from candidate identification to candidate assessment, fit and attraction and now adding the Legacy Hay Group focus on organizations and rewards. Driving this focus is our enhanced technology, as the power of the Internet, databases and online talent communities make it possible to efficiently identify greater numbers of qualified candidates. Innovative technology, when combined with world-class intellectual property and thought leadership, creates a compelling set of tools to manage the process of identifying, assessing and recruiting the most desirable candidates.

In the fiscal year ahead, we will continue to place a strong focus on our talent intelligence engine introduced in 2015 — Korn Ferry’s Four Dimensions of Leadership & Talent, which harnesses all of our IP and provides organizations with robust diagnostics at both the individual and enterprise levels. We will focus on integrating the assessment and leadership development IP from Legacy Hay Group into the KF4D talent intelligence engine. We have identified four crucial areas that matter most for individual and organizational success. The analytics we collect enable us to help organizations accentuate strengths and identify areas to develop, as well as understand how they stack up against their competition:

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

We will also begin to integrate rewards and measurement data from Legacy Hay Group into our recruiting solutions and offer to provide a unique and differentiating perspective on organizations, reward and leaders to Korn Ferry clients.

About Our Business Segments

Korn Ferry solutions and intellectual property are delivered through the following business segments:

Executive Search: Korn Ferry Executive Search helps clients attract the best executive talent for moving their companies in the right direction. The business is managed by geographical region leaders who focus on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational/not-for-profit industries. The relationships that we develop through this business allow us to add incremental value to our clients through the delivery of our other people and organizational advisory solutions.

Our executive search services concentrate on searches for positions with annual compensation of $300,000 or more, or comparable in foreign locations, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn Ferry, typically charge a fee for their services equal to approximately one-third of the first year annual compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Hay Group: Korn Ferry Hay Group helps an organization to align its people to their strategy – developing, engaging, and rewarding them to reach new heights. The business segment is divided into two areas – Advisory and Productized Services. Our Advisory business addresses how people work, and how to reward, develop, engage and motivate them so that strategies succeed. We deliver solutions that capitalize on the breadth of our intellectual property, service offerings and expertise to do what is right for the client. Our Productized Services business combines our proven methodology and decades of insight and packages them into a range of new tools, supporting recurring HR processes in the domains of Pay, Talent, and Engagement. Our Hay Group services are delivered by an experienced team of consultants and the richest and most comprehensive people data and insights in the world.

Futurestep: Korn Ferry Futurestep draws from Korn Ferry’s four decades of recruitment experience to offer fully scalable, flexible services that help organizations attract top people while reducing expenses and time to hire. Our portfolio of services includes Recruitment Process Outsourcing (“RPO”), Project Recruitment, Professional Search, Talent Consulting and Talent Communications.

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

We also make available on the Investor Relations portion of our website at www.kornferry.com earnings presentation and other important information, which we encourage you to review.

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

Industry Trends

In this competitive global economic environment, our clients are seeking new pathways to drive sustainable profitable growth. CEOs are increasingly demanding an agile workforce that can innovate and drive growth across borders. We believe Korn Ferry is uniquely positioned to help leaders and organizations succeed by releasing the full power and potential of people.

Consolidation of Talent Management Solution Providers – In choosing recruitment and human resource service providers, we believe:

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

Human Capital Is One of the Top CEO Challenges — The people, the minds, the alliances and the culture that can create and then nurture innovative ideas — are seen as central to CEOs. In fact, according to the Conference Board, human capital — how best to develop, engage, manage and retain talent — is the single biggest challenge facing CEOs in 2016.

Talent Analytics — Companies are increasingly leveraging big data and predictive analytics to measure the influence of activities across all aspects of their business, including HR. They expect their service providers to deliver superior metrics and better ways of communicating results. Korn Ferry’s go-to-market approach is increasingly focused on talent analytics. Leveraging a large set of data on talent accumulated over decades of research, we have cataloged the elements of talent and isolated the most potent facets. The result, Korn Ferry’s Four Dimensions of Leadership & Talent, is the talent intelligence engine that powers many of our solutions and products. Through our combination with Legacy Hay Group, we now also possess several of the richest HR databases in the world, so our clients can benchmark salaries, performance, leadership and other HR data by industry at a global and country level.

Increased Outsourcing of Recruitment Functions — More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. Third-party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

•	Access to a diverse and highly qualified pool of candidates, which is refreshed on a regular basis;

•	Reduction or elimination of the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;

•	Ability to use the workflow methodologies we have developed over tens of thousands of assignments, which allows clients to fulfill positions on a streamlined basis;

•	Ability to quickly review millions of resumes and provide the right fit for the client;

•	Access to the most updated industry and geographic market information;

•	Access to cutting-edge search technology software and proprietary intellectual property; and

•	Ability to maintain management focus on core strategic business issues.

Other Industry Trends — In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on the talent management industry:

•	Increasing demand for professionals with not just the right technical skills, but also the right leadership style, values and motivation to meet the specific requirements of the position and organizational culture;

•	Decreasing executive management tenure and more frequent job changes;

•	Retiring baby boomers, creating a skills gap in the workforce;

•	Shifting balance of power towards the employee as more people take charge of their own careers, and the new norm of employee-driven development;

•	Increasing importance of talent mobility in engaging and developing people within an organization;

•	Increased attention on succession planning due to heightened scrutiny on CEOs, pressure to generate growth, shorter CEO tenures and the emphasis being placed on making succession planning a systemic governance process within global organizations; and

•	Executive pay and governance practices under more scrutiny than ever.

Growth Strategy

Our objective is to expand our position as the preeminent global people and organizational advisory firm. In order to meet this objective, we will continue to pursue five strategic initiatives:

1. Drive an Integrated, Solutions-Based Go-to-Market Strategy

Differentiating Client Value Proposition — Korn Ferry offers its clients a total approach to talent. Historically, the HR industry has offered piecemeal views of people based on inconsistent processes, technologies and measurement. Korn Ferry seeks to disrupt the traditional approach and has assembled intellectual property that we bring to market through a holistic framework that sits at the intersection of an organization’s strategy and its people.

In analyzing talent management across the entire value chain, Korn Ferry has developed a robust suite of offerings and leverages our market-leading position in executive search to extend the value we bring our clients through our diversified capabilities along the rest of the talent lifecycle through our Hay Group and Futurestep businesses.

Our synergistic go-to-market strategy, utilizing all three of our business segments, is driving more integrated, scalable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that approximately 62% of our revenues come from clients that utilize multiple lines of business.

We are an increasingly diversified enterprise in the world of human capital services and products, an industry that represents an estimated $600 billion global market opportunity.

In an effort to gain operational efficiencies and drive superior performance, we expect that multinational clients increasingly will turn to strategic partners who can manage their people and organizational advisory needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage engagements across geographical regions. We established our Marquee Accounts program to act as a catalyst for change as we transform our Company from individual operators to an integrated talent solutions provider, in an effort to drive major global and regional strategic account development as well as to provide a framework for all of our client development activities. Today, the program consists of global colleagues from every line of business and geography. We are cascading this methodology throughout every market, country and office.

2. Deliver Unparalleled Client Excellence

World-class Intellectual Property — Korn Ferry continues to scale and more deeply embed our industry-leading intellectual property within the talent management processes of our global clients.

Our IP-driven tools and services are being utilized by our clients for everything from organizational development and job profiling to selection, training, individual and team development, succession planning and more. Our subscription services that are delivered on-line are products that help us generate long-term relationships with our clients through large scale and technology-based HR programs on an annuity basis. We continue to seek ways to scale our product offering to our global clients.

Global organizations utilizing our Company’s validated assessment capability are realizing the power and benefits of Korn Ferry IP in their people processes. Our assessment capability is currently utilized by more than 70% of our Executive Search clients. We have observed that candidates who utilize our on-line assessment tools stay longer with an organization and are promoted more frequently.

Our IP orientation is further expanded by our acquisitions of Legacy Hay Group, Pivot Leadership, PDI Ninth House and Global Novations. By acquiring these firms, we now offer a variety of pay, leadership development, coaching and assessment solutions for different organizational levels, as well as technology-driven talent management solutions. We possess several of the richest HR databases in the world, spanning 114 countries — including reward data on 20 million professionals, engagement data on 6.0 million professionals and assessment data on 4.4 million professionals.

Technology — Information technology is a critical element of all of our businesses. In fiscal 2016, we continued to invest in enhanced tools and knowledge management to gain a competitive advantage. We enhanced our technology platform to support delivery of Korn Ferry’s Four Dimensions of Leadership (“KF4D”), our newest and most robust assessment for Executive Search, Hay Group and Futurestep. We enhanced our global SAP and Salesforce enterprise systems to support the integration of Legacy Hay Group into Korn Ferry, providing globally consistent finance, HR, business development and operations processes. We continued to invest in our IT security infrastructure in an effort to protect the Company’s assets against today’s cyber-security threats.

In fiscal 2016, we further enhanced our scalable intellectual property content repository, which we are leveraging across all products and services. This enables us to continue to integrate services provided across the entire Hay Group portfolio, as well as Executive Search and Futurestep, and we have continued work on a unified talent analytics layer to support Korn Ferry’s strategy to address this key industry trend.

Information technology is a key driver of Futurestep’s growth in RPO, project recruitment and search. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates. In fiscal 2016, we continued the integration of advanced, Internet-based sourcing, assessment and selection technologies into the engagement workflow. We expanded the use of Foresight, our data aggregation warehouse for analytical reporting of Futurestep recruiting activities across internal systems and clients’ external applicant tracking systems.

We will continue to enhance our technology in order to strengthen our relationships with clients, expand our markets through new delivery channels and maintain a competitive advantage in offering the full range of executive talent management services.

3. Extend and Elevate the Korn Ferry Brand

Next to our people, the Korn Ferry brand is the strongest asset of the Company. Since inception, Korn Ferry has always maintained an aggressive stance in building our global presence and supporting our vision and ongoing growth through a comprehensive marketing approach. At the highest level, we will continue to extend and elevate the Korn Ferry brand to raise awareness and drive higher market share within each of our lines of business.

Our leadership in executive search enables us to grow our business by increasing the number of recruitment assignments we handle for existing clients. We also believe that our strong relationships and well-recognized brand name will enable us to bring a broader base of solutions and services to our existing client base and to potential new clients, while allowing us to build communities of candidates to whom we can directly market our services.

For example, we will leverage the work our Board & CEO Services practice — recently enhanced by the addition of Legacy Hay Group’s Executive Pay and Governance capabilities — performs at the top of our clients’ organizations to promote awareness of our various solutions. We believe these engagements will create “trickle-down” revenue opportunities across all of our lines of business and lead to the expansion of other high-level, consultative relationships within the board and CEO community.

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

In fiscal 2017, we will launch a new professional development program called Reimagine for our consultants and client-facing practitioners to train them on our strategy, our various solutions and a systematic approach for broadening the conversations, and subsequently, the relationships with our clients. Additional initiatives include aligning workforce and leadership competencies to our strategy, enhancing performance practices, continuing to develop succession slates across the Company, and evolving our rewards system.

5. Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

We have an unrivaled ability to address the entire talent continuum, delivering solutions and products in the following areas:

•	Strategy Execution and Organization Design

•	Talent Strategy and Work Design

•	Rewards and Benefits

•	Assessment and Succession

•	Executive Search and Recruitment

•	Leadership Development

We will continue to internally develop and add new products and services that our clients demand while pursuing a disciplined acquisition strategy. We have developed a core competency in the identification, acquisition and integration of M&A targets that play a significant role in the attainment of our strategic objectives. As we look forward, we will continue building Korn Ferry as the leading authority on driving business performance through people. Our disciplined approach to M&A will continue to play a vital role in this journey.

Our Services and Organization

Organization

The Company operates in three global business segments: Executive Search, Hay Group, and Futurestep. Our executive search business is managed on a geographic basis throughout our four regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America. Hay Group and Futurestep are managed on a global basis with operations in North America, Europe, Asia Pacific and Latin America.

We address the people and organizational advisory needs of our clients through our three business segments:

Executive Search

Overview — Korn Ferry Executive Search helps clients attract the best executive talent for moving their companies in the right direction. Our services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers and other senior executive officers. As part of being retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2016, we executed 8,375 executive search assignments.

We utilize a standardized approach to placing talent that integrates research based IP with our practical experience. Providing a more complete view of the candidate than is otherwise possible, we believe our proprietary tools generate better results in attracting the right person for the position.

We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture. The search team consults with its established network of resources and searches our databases containing profiles of approximately five million executives to assist in identifying individuals with the right background, cultural fit and abilities. Through this process, an original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings. Client and candidates complete Korn Ferry’s Four Dimensional Executive Assessment. Launched in fiscal 2015 and powered by Korn Ferry’s Four Dimensions of Leadership & Talent, this tool gives clients insights about each candidate’s competencies, personality traits, drivers, and past experiences that are aligned to the role. We conduct due diligence and background verification of the candidates throughout this process, at times with the assistance of an independent third party. Beginning in fiscal 2017, we will offer Hay Group’s industry standard job grading, job description and salary benchmark methodologies in the executive search process.

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

Percentage of Fiscal 2016 Assignments Opened by Industry Specialization

Global Markets:
Industrial	26%
Life Sciences/Healthcare Provider	20%
Financial Services	19%
Consumer	17%
Technology	12%
Regional Specialties (United States):
Education/Not-for-Profit	6%

Functional Expertise — We have organized executive search centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the Company. Their work is with CEOs and in the board room, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2016 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	73%
Finance and Control	9%
Marketing and Sales	5%
Human Resources and Administration	5%
Manufacturing/Engineering/Research and Development/Technology	4%
Information Systems	4%

Regions

North America — We currently have 23 offices throughout the United States and Canada. In fiscal 2016, the region generated fee revenue of $371.4 million and opened 2,508 new engagements with an average of 222 consultants.

EMEA — We currently have 18 offices in 16 countries throughout the region. In fiscal 2016, the region generated fee revenue of $144.3 million and opened 1,569 new engagements with an average of 130 consultants.

Asia Pacific — We currently have 19 offices in 10 countries throughout the region. In fiscal 2016, the region generated fee revenue of $80.5 million and opened 983 new engagements with an average of 90 consultants.

Latin America — We currently operate a network of 11 offices in 8 countries covering the entire Latin American region. The region generated fee revenue of $26.7 million in fiscal 2016 and opened 457 new engagements with an average of 28 consultants. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations.

Client Base — Our 5,575 clients include many of the world’s largest and most prestigious public and private companies, and 54% of FORTUNE 500 companies were clients in fiscal 2016. In fiscal 2016, only two clients represented more than 1% of fee revenue, with those clients representing a combined 2.6% of fee revenue.

Competition — Other multinational executive search firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors in executive search, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Hay Group

Overview — Korn Ferry Hay Group helps align an organization to its people – developing, engaging, and rewarding them to reach new heights.

Hay Group is divided into two areas – Advisory and Productized Services. Our Advisory business addresses how people work, and how to reward, develop, engage and motivate them so that strategies succeed. We deliver solutions that capitalize on the breadth of our intellectual property, service offerings and expertise to do what is right for the client. Our Productized Services business combines our proven methodology and decades of insight and packages them into a range of new tools, supporting recurring HR processes in the domains of Pay, Talent, and Engagement.

We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc., Lominger Consulting (“Lominger”) and LeaderSource in fiscal 2007, Lore International in fiscal 2009, SENSA Solutions in fiscal 2010, PDI and Global Novations in fiscal 2013, Pivot Leadership in fiscal 2015, and Legacy Hay Group in fiscal 2016.

Regions — Hay Group solutions are delivered by an experienced team of consultants and the richest and most comprehensive people data and insights in the world. As of April 30, 2016, we had Hay Group operations in 21 cities in North America, 35 in Europe, 19 in Asia Pacific, and 10 in Latin America.

Client Base — During fiscal 2016, Hay Group partnered with 9,903 clients across the globe, including 60% of the FORTUNE 500.

Competition — Our main competitors include firms like Aon Hewitt, Willis Towers Watson, Deloitte, McKinsey, RHR International, Development Dimensions International, Center for Creative Leadership, Right Management, Mercer and SHL, a subsidiary of Corporate Executive Board. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of leadership and organizational advisory services.

Futurestep

Overview — Korn Ferry Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, Project Recruitment, Professional Search, Talent Consulting and Employee Communications. Each Futurestep engagement leverages a global recruitment process and best-in-class technology to maximize and measure quality.

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

Futurestep’s customizable end-to-end RPO solution combines our recruiting expertise with state-of-the-art technologies to help companies streamline recruitment processes, enhance candidate experience, and improve quality of hire.

Project Recruitment services offer a proven, outsourced approach for delivering the right talent in the right numbers and in the right location — within a specific timeframe.

In terms of Search, Futurestep’s brand association with Korn Ferry has helped us become regarded by today’s industry leaders as a trusted resource for securing professional and specialized talent.

Talent Consulting services support clients with the wider aspects of the talent lifecycle including talent acquisition advisory, and candidate assessment and selection.

Talent Communications services help clients create a compelling employer brand experience. We use the latest research techniques to identify each client’s unique Employer Value Proposition and then bring it to life across the full range of traditional and digital media.

Regions — We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2016, we had Futurestep operations in 13 cities in North America, 8 in Europe, 15 in Asia Pacific, and 2 in Latin America.

Client Base — During fiscal 2016, Futurestep partnered with 1,578 clients across the globe and 42% of Futurestep’s fiscal 2016 fee revenue was referred from Korn Ferry’s Executive Search and Hay Group segments.

Competition — Futurestep primarily competes for business with other RPO providers such as Cielo Talent, Alexander Mann Solutions, Hays, Kenexa, Spherion, KellyOCG and ADP, and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

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

As of April 30, 2016, we had a total of 6,947 full-time employees. Of this, 1,682 were Executive Search employees consisting of 488 consultants and 1,194 associates, researchers, administrative and support staff. Hay Group had 3,626 employees as of April 30, 2016, consisting of 562 consultants and 3,064 associates, researchers, administrative and support staff. Futurestep had 1,530 employees as of April 30, 2016, consisting of 114 consultants and 1,416 administrative and support staff. Corporate had 109 professionals at April 30, 2016. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

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

The following table provides information relating to each of our business segments for fiscal 2016. Financial information regarding our business segments for fiscal 2015 and 2014 and additional information for fiscal 2016 is contained in Note 11 – Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

	Fee Revenue	Operating Income (Loss)	Number of Consultants as of April 30, 2016
	(dollars in thousands)
Executive Search:
North America	$371,345	$100,381	230
EMEA	144,319	20,607	131
Asia Pacific	80,506	12,572	94
Latin America	26,744	(1,854)	33

Total Executive Search	622,914	131,706	488
Hay Group (1)	471,145	(3,415)	562
Futurestep	198,053	26,702	114
Corporate	—	(102,301)	—

Total	$1,292,112	$52,692	1,164

The following table provides information on fee revenues for each of the last three fiscal years attributable to the regions in which the Company operates:

	Year Ended April 30,
	2016 (1)	2015	2014
	(in thousands)
Fee Revenue:
United States	$669,585	$557,024	$507,280
Canada	40,401	39,252	38,113
EMEA	343,460	248,865	232,329
Asia Pacific	187,631	145,625	145,452
Latin America	51,035	37,386	37,127

Total	$1,292,112	$1,028,152	$960,301

(1)	Fee revenue from Legacy Hay Group was $186.8 million from December 1, 2015, the effective date of the acquisition.

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

We compete for executive search business with numerous executive search firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. In recent years, we have also begun facing increased competition from sole proprietors and in-house human resource professionals whose ability to provide job placement services has been enhanced by professional profiles made available on the internet and enhanced social media-based search tools. Traditional executive search competitors include Egon Zehnder International, Heidrick & Struggles International, Inc.,

Russell Reynolds Associates and Spencer Stuart. In each of our markets, one or more of our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive search industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers and these providers may be facilitating a company’s ability to insource their recruiting capabilities. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive search industry.

The human resource consulting business has been traditionally fragmented and a number of large consulting firms, such as Accenture, Aon Hewitt and Willis Towers Watson are building businesses in human resource management consulting to serve these needs. Increased competition, whether as a result of these professional and social networking website providers, traditional executive search firms, or sole proprietors and in-house human resource professionals (as noted above), may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive search and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2016, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 1% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 3% of our net revenues. This risk is heightened due to the general portability of a consultant’s business; consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Hay Group or Futurestep, or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing executive search, Hay Group or Futurestep consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing Executive Search, Hay Group or Futurestep consultant at another executive search or consulting firm. If we fail to limit departing consultants from moving business or recruiting our consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

Acquisitions, or our inability to effect acquisitions, may have an adverse effect on our business.

We have completed several strategic acquisitions of businesses in the last several years, including our acquisitions of Legacy Hay Group in fiscal 2016, Pivot Leadership in fiscal 2015 and PDI and Global Novations in fiscal 2013. Targeted acquisitions have been part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on:

•	the extent to which acquisition opportunities become available;

•	our success in bidding for the opportunities that do become available;

•	negotiating terms that we believe are reasonable; and

•	regulatory approval, if required.

Our ability to make strategic acquisitions may also be conditioned on our ability to fund such acquisitions through the incurrence of debt or the issuance of equity. Our credit agreement dated as of June 15, 2016 limits us from consummating permitted acquisitions unless we are in pro forma compliance with our financial covenants, our pro forma leverage ratio is no greater than 2.50 to 1.00, and domestic liquidity after giving effect to the acquisition is at least $50.0 million. If we are required to incur substantial indebtedness in connection with an acquisition, and the results of the acquisition are not favorable, the increased indebtedness could decrease the value of our equity. In addition, if we need to issue additional equity to consummate an acquisition, doing so would cause dilution to existing stockholders.

If we are unable to make strategic acquisitions, or the acquisitions we do make are not on terms favorable to us or not effected in a timely manner, it may impede the growth of our business, which could adversely impact our profitability and our stock price.

We may not be able to successfully integrate or realize the expected benefits from our acquisitions.

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business, including the ongoing integration of Legacy Hay Group, may subject us to a number of risks, including:

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

Further, we cannot assure that acquisitions will result in the financial, operational or other benefits that we anticipate. Some acquisitions, including the Legacy Hay Group acquisition, may not be immediately accretive to earnings and some expansion may result in significant expenditures.

Businesses we acquire may have liabilities or adverse operating issues which could harm our operating results.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions, and the related integration, could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2016, goodwill and purchased intangibles accounted for approximately 31% and 12%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

Additionally, as part of our Hay Group services, we often send a team of leadership consultants to our client’s workplaces. Such consultants generally have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of misuse or misappropriation of client intellectual property, confidential information, funds, or other property; harassment; criminal activity; torts; or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by us of monetary damages or fines, or other material adverse effects on our business.

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

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. We have incurred costs to bolster our security against attacks; such efforts and expenditures, however, cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements and qualified consultants, and could potentially damage currently existing client relationships.

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

We operate in 52 countries and during the year ended April 30, 2016, generated 48% of our fee revenue from operations outside of the United States. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

•	uncertainties and instability in economic and market conditions caused by the U.K.’s vote to exit the European Union;

•	uncertainty regarding how the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the U.K. and European Union, will be impacted by the U.K’s vote to exit the European Union, including the resulting impact on our business and that of our clients;

•	changes in and compliance with applicable laws and regulatory requirements, including U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control, and similar foreign laws such as the U.K. Bribery Act, as well the fact that many countries have legal systems, local laws and trade practices that are unsettled and evolving, and/or commercial laws that are vague and/or inconsistently applied;

•	difficulties in staffing and managing global operations, which could impact our ability to maintain an effective system of internal control;

•	difficulties in building and maintaining a competitive presence in existing and new markets;

•	social, economic and political instability;

•	differences in cultures and business practices;

•	fluctuations in currency exchange rates;

•	statutory equity requirements;

•	differences in accounting and reporting requirements;

•	repatriation controls;

•	differences in labor and market conditions;

•	potential adverse tax consequences; and

•	multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay, the termination of employment, and other employment laws.

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

We invest in marketable securities classified as trading and if the market value of these securities declines materially, they could have an adverse effect on our financial position and results of operations.

Marketable securities consist of mutual funds. The primary objectives of the mutual funds are to meet the obligations under certain of our deferred compensation plans. If the financial markets in which these securities trade were to materially decline in value, the unrealized losses and potential realized losses could negatively impact the Company’s financial position and results of operations.

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

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, the demands on our business and our operating risks may increase.

As part of our corporate strategy, we are attempting to leverage our research and advisory services to sell a full range of services across the life cycle of a policy, program, project, or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus on developing new services, clients, practice areas and lines of business; open new offices; and engage in business in new geographic locations, our operations may be exposed to additional as well as enhanced risks.

In particular, our growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may exceed the benefits of such growth, and our operating results may suffer, at least in the short-term, and perhaps in the long-term.

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

Our financial results could suffer if we are unable to achieve or maintain adequate utilization and suitable billing rates for our consultants.

Our profitability depends, to a large extent, on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

•	the number and size of client engagements;

•	the timing of the commencement, completion and termination of engagements. For example, the commencement or termination of multiple RPO engagements could have a significant impact on our business, including significant fluctuations in our fee revenue, since these types of engagements are generally larger, in terms of both staffing and fee revenue generated, than our other engagements;

•	our ability to transition our consultants efficiently from completed engagements to new engagements;

•	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;

•	unanticipated changes in the scope of client engagements;

•	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and

•	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

•	our clients’ perception of our ability to add value through our services;

•	the market demand for the services we provide;

•	an increase in the number of clients in the government sector;

•	introduction of new services by us or our competitors;

•	our competition and the pricing policies of our competitors; and

•	current economic conditions.

If we are unable to achieve and maintain adequate overall utilization as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. In addition, our consultants oftentimes perform services at the physical locations of our clients. If there are natural disasters, disruptions to travel and transportation or problems with communications systems, our ability to perform services for, and interact with, our clients at their physical locations may be negatively impacted which could have an adverse effect on our business and results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, restructuring, deferred compensation, goodwill and other intangible assets, contingent consideration, annual performance related bonuses, allowance for doubtful accounts, share-based payments and deferred income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Our indebtedness could impair our financial condition and reduce funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

On November 23, 2015, the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, National Association, dated as of January 18, 2013 (as amended, the “Credit Agreement”). As of April 30,

2016, the amount outstanding was $140.0 million. On June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement with a syndicate of banks made up of $275 million term loan and $125 million of secured revolving loans. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes.

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

We are not obligated to pay dividends on our common stock. Our Board of Directors adopted a dividend policy on December 8, 2014, that reflects an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share of common stock. We paid our first dividend under this program on April 9, 2015 and every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. The declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including, earnings, capital requirements, financial conditions, and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “— Our ability to pay dividends will be restricted by agreements governing our debt, including our credit agreement, and by Delaware law.”

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

Our corporate office is located in Los Angeles, California. We lease all 150 of our Executive Search, Hay Group, and Futurestep offices located in North America, EMEA, Asia Pacific and Latin America. As of April 30, 2016, we leased an aggregate of approximately 1,641,449 square feet of office space. The leases generally have remaining terms of one to 14 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age	Position
Gary D. Burnison	55	President and Chief Executive Officer
Robert P. Rozek	55	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Stephen Kaye	51	Chief Executive Officer of Hay Group
Byrne Mulrooney	55	Chief Executive Officer, Futurestep

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

Robert P. Rozek joined the Company in February 2012 as our Executive Vice President, Chief Financial Officer and Chief Corporate Officer. Prior to joining Korn Ferry, he served as Executive Vice President and Chief Financial Officer of Cushman & Wakefield, Inc., a privately held commercial real estate services firm, from June 2008 to February 2012. Prior to joining Cushman & Wakefield, Inc., Mr. Rozek served as Senior Vice President and Chief Financial Officer of Las Vegas Sands Corp, a leading global developer of destination properties (integrated resorts) that feature premium accommodations, world-class gaming and entertainment, convention and exhibition facilities and many other amenities, from 2006 to 2008. Prior to that, Mr. Rozek held senior leadership positions at Eastman Kodak, and spent five years as a partner with PricewaterhouseCoopers LLP.

Stephen Kaye was appointed as CEO of Korn Ferry’s Hay Group segment in December 2015 concurrent with the Company’s acquisition of Legacy Hay Group. Prior to the acquisition, Mr. Kaye served as president and CEO of Legacy Hay Group from May 2013 until the time of acquisition. Between 1998 and 2013, Mr. Kaye served as Chief Financial Officer of Legacy Hay Group. Mr. Kaye holds a Bachelor of Science in Engineering from Imperial College in the United Kingdom and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol “KFY”. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2016
First Quarter	$36.34	$30.73
Second Quarter	$36.74	$32.02
Third Quarter	$38.93	$28.69
Fourth Quarter	$31.27	$25.21

Fiscal Year Ended April 30, 2015
First Quarter	$32.78	$27.55
Second Quarter	$31.78	$24.13
Third Quarter	$29.85	$25.57
Fourth Quarter	$33.72	$27.89

On June 22, 2016, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $22.23 per share and there were approximately 17,780 beneficial stockholders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2011 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.

In fiscal 2011, we established a new peer group, which the Company continues to use today, comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 15 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International, Inc. (RHI), CEB, Inc. (CEB), The Dun & Bradstreet Corporation (DNB), Willis Towers Watson (WLTW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

*	$100 invested on 4/30/11 in stock or index, including reinvestment of dividends. Fiscal year ending April 30, 2016.

Copyright © 2016, S&P, a division of McGraw-Hill Financial. All rights reserved.

Capital Allocation Approach

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s first priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic accretive M&A transactions that earn a return superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below under “Dividends” and in more detail in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

Dividends

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividends of $0.10 per share. In fiscal 2015, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 4, 2015	$0.10	March 25, 2015	$5,105	April 9, 2015

In fiscal 2016, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
June 10, 2015	$0.10	June 25, 2015	$5,115	July 15, 2015
September 7, 2015	$0.10	September 25, 2015	$5,174	October 15, 2015
December 8, 2015	$0.10	December 21, 2015	$5,770	January 15, 2016
March 8, 2016	$0.10	March 25, 2016	$5,774	April 15, 2016

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

Our new senior secured revolving credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Stock Repurchase Program

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. As of April 30, 2016, no shares have been repurchased under this program. Our dividend policy as well as any decision to execute on our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our New Credit Agreement permits us pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2016:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2016 — February 29, 2016	22,540	$30.10	—	$150.0 million
March 1, 2016 — March 31, 2016	797	$28.29	—	$150.0 million
April 1, 2016 — April 30, 2016	—	$—	—	$150.0 million

Total	23,337	$30.04	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes upon vesting of restricted shares.

(2)	On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Item 6.	Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2016, 2015 and 2014 and the selected balance sheet data as of April 30, 2016 and 2015 are derived from our consolidated financial statements, audited by Ernst & Young LLP, appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2014, 2013 and 2012 and the selected statement of income data set forth below for the fiscal years ended April 30, 2013 and 2012 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2016 (1)	2015 (2)	2014	2013 (3)	2012
	(in thousands, except per share data and other operating data)
Selected Statement of Income Data:
Fee revenue	$1,292,112	$1,028,152	$960,301	$812,831	$790,505
Reimbursed out-of-pocket engagement expenses	54,602	37,914	35,258	36,870	36,254

Total revenue	1,346,714	1,066,066	995,559	849,701	826,759
Compensation and benefits	897,345	691,450	646,889	555,346	534,186
General and administrative expenses	213,018	145,917	152,040	142,771	138,872
Reimbursed expenses	54,602	37,914	35,258	36,870	36,254
Cost of services	59,824	39,692	39,910	28,977	19,635
Depreciation and amortization	36,220	27,597	26,172	19,004	14,017
Restructuring charges, net (4)	33,013	9,468	3,682	22,857	929

Total operating expenses	1,294,022	952,038	903,951	805,825	743,893

Operating income	52,692	114,028	91,608	43,876	82,866
Other (loss) income, net	(4,167)	7,458	9,769	6,309	(271)
Interest income (expense), net	237	(1,784)	(2,363)	(2,365)	(1,791)
Equity in earnings of unconsolidated subsidiaries, net	1,631	2,181	2,169	2,110	1,850
Income tax provision	18,960	33,526	28,492	16,637	28,351

Net income	31,433	88,357	72,691	33,293	54,303
Net income attributable to noncontrolling interest	(520)	—	—	—	—

Net income attributable to Korn/Ferry International	$30,913	$88,357	$72,691	$33,293	$54,303

Basic earnings per share	$0.58	$1.78	$1.51	$0.71	$1.17
Diluted earnings per share	$0.58	$1.76	$1.48	$0.70	$1.15
Basic weighted average common shares outstanding	52,372	49,052	48,162	47,224	46,397
Diluted weighted average common shares outstanding	52,929	49,766	49,145	47,883	47,261
Cash dividends declared per common share	$0.40	$0.10	$—	$—	$—
Other Operating Data:
Fee revenue by business segment:
Executive search:
North America	$371,345	$330,634	$306,768	$290,317	$305,717
EMEA	144,319	153,465	147,917	128,807	141,409
Asia Pacific	80,506	84,148	84,816	73,221	82,230
Latin America	26,744	29,160	29,374	30,134	31,846

Total executive search	622,914	597,407	568,875	522,479	561,202
Hay Group	471,145	267,018	254,636	168,115	115,407
Futurestep	198,053	163,727	136,790	122,237	113,896

Total fee revenue	$1,292,112	$1,028,152	$960,301	$812,831	$790,505

	Year Ended April 30,
	2016 (1)	2015 (2)	2014	2013 (3)	2012
	(in thousands, except per share data and other operating data)
Number of offices (at period end) (5)	150	78	84	87	76
Number of consultants (at period end)	1,164	694	646	607	522
Number of new engagements opened	7,430	6,755	6,483	6,126	6,776
Number of full-time employees:
Executive search	1,682	1,562	1,566	1,471	1,471
Hay Group	3,626	894	794	886	291
Futurestep	1,530	1,147	958	835	826
Corporate	109	84	78	80	66

Total full-time employees	6,947	3,687	3,396	3,272	2,654

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$273,252	$380,838	$333,717	$224,066	$282,005
Marketable securities (6)	141,430	144,576	134,559	141,916	135,734
Working capital	188,010	331,148	270,535	175,038	267,513
Total assets	1,898,600	1,317,801	1,233,666	1,115,229	1,014,689
Long-term obligations	375,035	196,542	191,197	182,210	163,489
Total stockholders’ equity	1,047,301	815,249	755,536	664,468	629,476

(1)	Due to the acquisition of Legacy Hay Group, which accounted for $186.8 million and $740.2 million of fee revenue and total assets, respectively, during fiscal 2016, financial data trends for fiscal 2016 are not comparable to prior periods. See Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2016 acquisitions.

(2)	Due to the acquisition of Pivot Leadership, which accounted for $3.7 million and $20.0 million of fee revenue and total assets, respectively, during fiscal 2015, financial data trends for fiscal 2015 are not comparable to prior periods. See Note 12 — Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2015 acquisitions.

(3)	Due to the acquisitions of PDI and Global Novations, which collectively accounted for $45.6 million and $162.4 million of fee revenue and total assets, respectively, during fiscal 2013, financial data trends for fiscal years 2016, 2015, 2014 and 2013 are not comparable to prior periods.

(4)	During fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay Group on December 1, 2015. As a result, we recorded $33.0 million in restructuring charges, of which $32.1 million related to severance and $0.9 million related to consolidation and abandonment of premises. In fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions (PDI and Global Novations), as well as other cost saving initiatives. As a result, we recorded $9.2 million of severance and $0.3 million relating to the consolidation/abandonment of premises. In fiscal 2014, the Company continued the implementation of the fiscal 2013 restructuring plan in order to integrate the prior year acquisitions by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. As a result, we recorded $0.8 million and $16.3 million of severance during fiscal 2014 and 2013, respectively, and $2.9 million and $6.5 million related to the consolidation of premises during fiscal 2014 and 2013, respectively. During fiscal 2012, we increased our previously recorded restructuring charges by $0.9 million, primarily related to the inability to sublease space, which was included in the original estimate.

(5)	The number of offices increased by 72 as of April 30, 2016 compared to 2015, due to the acquisition of Legacy Hay Group in fiscal 2016.

(6)	As of April 30, 2016, 2015, 2014, 2013 and 2012, the Company’s marketable securities included $141.4 million, $131.4 million, $116.2 million, $98.0 million, and $82.2 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5 — Marketable Securities in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. Our services include Executive Search, advisory solutions and products through Hay Group and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 73% of the executive searches we performed in fiscal 2016 were for board level, chief executive and other senior executive and general management positions. Our 5,575 search engagement clients in fiscal 2016 included many of the world’s largest and most prestigious public and private companies, including approximately 54% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 84% of assignments performed (without giving effect to Legacy Hay Group assignments) during fiscal 2016 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

Superior performance comes from having the right conditions for success in two key areas — the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help operationalize a client’s complete strategy or address any combination of six broad categories:

Organization Design	We establish the conditions for success by clarifying strategy; designing an operating model and organization structure that aligns to it; and defining a high performance culture. We enable strategic change by engaging and motivating people to perform.

Talent Strategy and Work Design

We map talent strategy to business strategy and help organizations put their plan into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things — both now and in the future.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things — with rewards they value — at a cost the organization can afford.

Assessment and Succession

We provide actionable, research-backed insight that allows organizations to understand the talent they have, benchmarked against the talent they need to deliver on the business strategy.

Our assessments allow leaders to make the right decisions about their people for today, and to prepare that the right leaders to be ready — when and where they are needed — in the future.

Executive Search and Recruitment	We integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions at organizations across every sector.

Leadership Development	We combine expertise, science, and proven techniques with forward thinking and creativity to build leadership experiences that help entry-to senior-level leaders grow and deliver superior results.

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure in order to eliminate redundant positions and real estate that were created due to the acquisition of Legacy Hay Group. In particular, the majority of our efforts in fiscal 2016, were focused on activities associated with integration of our go-to-market activities, our intellectual property and content, our solution sets and service offerings, and our back office systems and business processes. As a result of these efforts throughout the year, we recorded $33.0 million of restructuring charges with $32.1 million relating to severance costs and $0.9 million relating to the consolidation/abandonment of premises during fiscal 2016. During fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and previous year acquisitions (PDI and Global Novations, LLC) as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in fiscal 2015, of which $9.2 million relates to severance and $0.3 million related to consolidation/abandonment of premises. As previously disclosed, the integration of Legacy Hay Group will be substantially complete in the first quarter of fiscal 2017, which will include additional consolidation of office space and the elimination of other redundant operational and general and administrative expenses. We estimate the cost of these actions to be in the range of $20 million to $26 million, resulting in incremental annualized savings of approximately $17 million to $23 million.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 11 — Business Segments, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the year ended April 30, 2016, adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay Group acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. Management will no longer have adjusted fee revenue after Q1 FY’17. Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, it may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Fee revenue increased $263.9 million, or 26% in fiscal 2016 to $1,292.1 million compared to $1,028.2 million in fiscal 2015, with increases in fee revenue in all business segments. The acquisition of Legacy Hay Group contributed $186.8 million in fee revenue in fiscal 2016. During fiscal 2016, we recorded operating income of $52.7 million with Executive Search and Futurestep segments contributing $131.7 million and $26.7 million, respectively, offset by the operating losses from Hay Group and Corporate segments of $3.4 million and $102.3 million, respectively. Net income for fiscal 2016 and 2015 was $30.9 million and $88.4 million, respectively. Adjusted EBITDA was $189.7 million for fiscal 2016 with Executive Search, Hay Group and Futurestep segments contributing $151.7 million, $78.9 million, and $29.5 million, respectively, offset by corporate expenses net of other income and equity in earnings of unconsolidated subsidiaries of $70.4 million. Adjusted EBITDA increased $28.0 million during fiscal 2016, from Adjusted EBITDA of $161.7 million during fiscal 2015.

Our cash, cash equivalents and marketable securities decreased $110.7 million, or 21%, to $414.7 million at April 30, 2016, compared to $525.4 million at April 30, 2015. This decrease is mainly due to $256.1 million used to acquire Legacy Hay Group, bonuses earned in fiscal 2015 and paid during the first quarter of fiscal 2016 and $21.8 million in dividends paid during fiscal 2016, partially offset by $140.0 million in cash borrowed from the term facility, net of principal payments and cash provided by operating activities. As of April 30, 2016, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $142.6 million and a fair value of $141.4 million. Our vested and unvested obligations for which these assets were held in trust totaled $138.8 million as of April 30, 2016.

Our working capital decreased by $143.1 million to $188.0 million in fiscal 2016. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay Group acquisition, the retention pool obligations pursuant to the Legacy Hay Group acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at April 30, 2016 or 2015. However, on November 23, 2015 the Company borrowed $150 million from its term loan facility with Wells Fargo Bank, to finance a portion of the Legacy Hay Group acquisition purchase price. As of April 30, 2016 and 2015, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We have a total of $6.4 million and $1.6 million of standby letters of credits with other financial institutions as of April 30, 2016 and 2015, respectively. On June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement with a syndicate of banks made up of $275 million term loan and $125 million of secured revolving loans. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes.

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

Revenue Recognition. Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. We provide professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, leadership & talent consulting services and the sale of productized services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any revenue associated with services that are provided on a contingent basis is recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides RPO services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group services is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of productized services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

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

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing 1) a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants and 2) a market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). The Company also reconciles the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairment in conjunction with our annual goodwill impairment assessment performed as of January 31, 2016. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2016 that would have required further testing.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

•	A prolonged downturn in the business environment in which the reporting units operate;

•	An economic climate that significantly differs from our future profitability assumptions in timing or degree;

•	The deterioration of the labor markets; and

•	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2016	2015	2014
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.2	3.7	3.7

Total revenue	104.2	103.7	103.7
Compensation and benefits	69.4	67.2	67.4
General and administrative expenses	16.5	14.2	15.8
Reimbursed expenses	4.2	3.7	3.7
Cost of services	4.6	3.9	4.2
Depreciation and amortization	2.8	2.7	2.7
Restructuring charges, net	2.6	0.9	0.4

Operating income	4.1	11.1	9.5

Net income	2.4%	8.6%	7.6%

Net income attributable to Korn/Ferry International	2.4%	8.6%	7.6%

The following tables summarize the results of our operations by business segment:

	Year Ended April 30,
	2016		2015		2014
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$371,345	28.7%	$330,634	32.2%	$306,768	31.9%
EMEA	144,319	11.2	153,465	14.9	147,917	15.4
Asia Pacific	80,506	6.2	84,148	8.2	84,816	8.8
Latin America	26,744	2.1	29,160	2.8	29,374	3.1

Total Executive Search	622,914	48.2	597,407	58.1	568,875	59.2
Hay Group	471,145	36.5	267,018	26.0	254,636	26.5
Futurestep	198,053	15.3	163,727	15.9	136,790	14.3

Total fee revenue	1,292,112	100.0%	1,028,152	100.0%	960,301	100.0%

Reimbursed out-of-pocket engagement expense	54,602		37,914		35,258

Total revenue	$1,346,714		$1,066,066		$995,559

	Year Ended April 30,
	2016		2015		2014
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Executive Search:
North America	$100,381	27.0%	$80,818	24.4%	$70,256	22.9%
EMEA	20,607	14.3	18,867	12.3	23,168	15.7
Asia Pacific	12,572	15.6	14,631	17.4	17,274	20.4
Latin America	(1,854)	(6.9)	4,704	16.1	5,654	19.2

Total Executive Search	131,706	21.1	119,020	19.9	116,352	20.5
Hay Group	(3,415)	(0.7)	28,175	10.6	23,847	9.4
Futurestep	26,702	13.5	19,940	12.2	13,352	9.8
Corporate	(102,301)		(53,107)		(61,943)

Total operating income (loss)	$52,692	4.1%	$114,028	11.1%	$91,608	9.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Year Ended April 30, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$471,145	$198,053	$—	$1,292,112
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967

Adjusted fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$482,112	$198,053	$—	$1,303,079

Total revenue	$386,256	$148,285	$83,206	$26,781	$644,528	$488,217	$213,969	$—	$1,346,714
Net income									$31,433
Other loss, net									4,167
Interest income, net									(237)
Equity in earnings of unconsolidated subsidiaries, net									(1,631)
Income tax provision									18,960

Operating income (loss)	$100,381	$20,607	$12,572	$(1,854)	$131,706	$(3,415)	$26,702	$(102,301)	52,692
Depreciation and amortization	3,267	1,029	941	312	5,549	21,854	2,386	6,431	36,220
Other (loss) income, net	(147)	433	21	312	619	(868)	364	(4,282)	(4,167)
Equity in earnings of unconsolidated subsidiaries, net	437	—	—	—	437	—	—	1,194	1,631
Net income attributable to noncontrolling interest	—	—	—	(491)	(491)	(29)	—	—	(520)

EBITDA	103,938	22,069	13,534	(1,721)	137,820	17,542	29,452	(98,958)	85,856

Restructuring charges, net	499	5,807	577	322	7,205	25,682	49	77	33,013
Integration/acquisition costs	—	—	—	—	—	17,607	—	27,802	45,409
Venezuelan foreign currency loss	—	—	—	6,635	6,635	7,085	—	—	13,720
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$104,437	$27,876	$14,111	$5,236	$151,660	$78,883	$29,501	$(70,335)	$189,709

Operating margin	27.0%	14.3%	15.6%	(6.9)%	21.1%	(0.7)%	13.5%		4.1%

Adjusted EBITDA margin	28.1%	19.3%	17.5%	19.6%	24.3%	16.4%	14.9%		14.6%

	Year Ended April 30, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$330,634	$153,465	$84,148	$29,160	$597,407	$267,018	$163,727	$—	$1,028,152
Total revenue	$344,913	$158,052	$87,142	$29,218	$619,325	$275,220	$171,521	$—	$1,066,066
Net income									$88,357
Other income, net									(7,458)
Interest expense, net									1,784
Equity in earnings of unconsolidated subsidiaries, net									(2,181)
Income tax provision									33,526

Operating income (loss)	$80,818	$18,867	$14,631	$4,704	$119,020	$28,175	$19,940	$(53,107)	114,028
Depreciation and amortization	3,515	1,764	1,045	350	6,674	13,427	1,882	5,614	27,597
Other income (loss), net	288	83	369	109	849	(22)	54	6,577	7,458
Equity in earnings of unconsolidated subsidiaries, net	426	—	—	—	426	—	—	1,755	2,181

EBITDA	85,047	20,714	16,045	5,163	126,969	41,580	21,876	(39,161)	151,264

Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	959	959

Adjusted EBITDA	$86,198	$24,701	$16,062	$5,392	$132,353	$44,338	$23,030	$(38,030)	$161,691

Operating margin	24.4%	12.3%	17.4%	16.1%	19.9%	10.6%	12.2%		11.1%

Adjusted EBITDA margin	26.1%	16.1%	19.1%	18.5%	22.2%	16.6%	14.1%		15.7%

	Year Ended April 30, 2014
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$306,768	$147,917	$84,816	$29,374	$568,875	$254,636	$136,790	$—	$960,301
Total revenue	$321,473	$152,525	$87,606	$29,586	$591,190	$262,962	$141,407	$—	$995,559
Net income									$72,691
Other income, net									(9,769)
Interest expense, net									2,363
Equity in earnings of unconsolidated subsidiaries, net									(2,169)
Income tax provision									28,492

Operating income (loss)	$70,256	$23,168	$17,274	$5,654	$116,352	$23,847	$13,352	$(61,943)	$91,608
Depreciation and amortization	3,579	2,727	1,383	323	8,012	12,491	1,797	3,872	26,172
Other income, net	631	632	203	303	1,769	106	583	7,311	9,769
Equity in earnings of unconsolidated subsidiaries, net	383	—	—	—	383	—	—	1,786	2,169

EBITDA	74,849	26,527	18,860	6,280	126,516	36,444	15,732	(48,974)	129,718

Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$75,665	$26,987	$18,920	$6,280	$127,852	$37,593	$16,866	$(44,017)	$138,294

Operating margin	22.9%	15.7%	20.4%	19.2%	20.5%	9.4%	9.8%		9.5%

Adjusted EBITDA margin	24.7%	18.2%	22.3%	21.4%	22.5%	14.8%	12.3%		14.4%

Fiscal 2016 Compared to Fiscal 2015

Fee Revenue

Fee Revenue. Fee revenue increased $263.9 million, or 26%, to $1,292.1 million in fiscal 2016 compared to $1,028.2 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $66.8 million, or 6%, in fiscal 2016. Adjusting for the Legacy Hay Group acquisition, fee revenue increased $77.1 million, or 7%, compared to fiscal 2015. This increase was attributable to higher fee revenue in Futurestep, North America region of Executive Search and Legacy LTC.

Executive Search. Executive Search reported fee revenue of $622.9 million, an increase of $25.5 million, or 4%, in fiscal 2016 compared to $597.4 million in fiscal 2015. As detailed below, Executive Search fee revenue was higher in the North America region, partially offset by decreases in fee revenue in EMEA, Asia Pacific and Latin America regions in fiscal 2016 as compared to fiscal 2015. The higher fee revenue was mainly due to a 6% increase in the weighted-average fees billed per engagement, offset by a 1% decrease in engagements billed during fiscal 2016 as compared to fiscal 2015. Exchange rates unfavorably impacted fee revenue by $29.5 million, or 5%, in fiscal 2016.

North America reported fee revenue of $371.4 million, an increase of $40.8 million, or 12%, in fiscal 2016 compared to $330.6 million in fiscal 2015. North America’s increase in fee revenue is primarily due to an 8% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement during fiscal 2016 as compared to fiscal 2015. The overall increase in fee revenue was primarily driven by growth in the financial services, life sciences/healthcare, technology and education/non-profit sectors as compared to fiscal 2015, partially offset by a decrease in the industrial and consumer goods sectors. Exchange rates unfavorably impacted fee revenue by $2.8 million, or 1%, in fiscal 2016.

EMEA reported fee revenue of $144.3 million, a decrease of $9.2 million, or 6%, in fiscal 2016 compared to $153.5 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $13.8 million, or 9%, in fiscal 2016. The decline in fee revenue was due to a 4% decrease in the number of engagements billed and a 2% decrease in the weighted-average fees billed per engagement during fiscal 2016 as compared to fiscal 2015. The performance in existing offices in the United Kingdom, France, Switzerland and Germany were the primary contributors to the decrease in fee revenue in fiscal 2016 compared to the year-ago period, offset by an increase in fee revenue in United Arab Emirates and Belgium. In terms of business sectors, financial services, industrial, and technology experienced the largest decreases in fee revenue in fiscal 2016 as compared to fiscal 2015, partially offset by an increase in the consumer goods sector.

Asia Pacific reported fee revenue of $80.5 million, a decrease of $3.6 million, or 4%, in fiscal 2016 compared to $84.1 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $6.2 million, or 7%, in fiscal 2016. The decline in fee revenue was due to a 4% decrease in the number of engagements billed in fiscal 2016 compared to fiscal 2015. The performance in Singapore, Hong Kong and Australia were the primary contributors to the decrease in fee revenue in fiscal 2016 compared to fiscal 2015, offset by higher fee revenue in India. Life sciences/healthcare, consumer goods, and industrial were the main sectors contributing to the decrease in fee revenue in fiscal 2016 as compared to fiscal 2015, partially offset by higher fee revenue in the education/non-profit sector.

Latin America reported fee revenue of $26.7 million, a decrease of $2.5 million, or 9%, in fiscal 2016 compared to $29.2 million in fiscal 2015. In the fourth quarter of fiscal 2016, we obtained control of our equity investment in our Mexican subsidiary which is included in our consolidated results. The Mexican subsidiary contributed $3.6 million in fee revenue in fiscal 2016. Excluding fee revenue from our Mexican subsidiary, fee revenue in Latin America decreased $6.1 million, or 21%, compared to fiscal 2015. Exchange rates unfavorably impacted fee revenue for South America by $6.1 million, or 21%, in fiscal 2016. The decline in fee revenue was due to a 41% decrease in the number of engagements billed, offset by a 36% increase in weighted-average fees billed per engagement in fiscal 2016 compared to fiscal 2015. The performance in Brazil, Colombia and Chile were the primary contributors to the decline in fee revenue in fiscal 2016 compared to fiscal 2015, partially offset by the growth in Venezuela. Industrial was the main sector contributing to the decrease in fee revenue in fiscal 2016 compared to fiscal 2015, partially offset by an increase in fee revenue in the consumer goods sector during the same period.

Hay Group. Hay Group reported fee revenue of $471.1 million, an increase of $204.0 million, or 76%, in fiscal 2016 compared to $267.1 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $25.3 million, or 9%, in fiscal 2016. Adjusting for the Legacy Hay Group acquisition, fee revenue increased $17.2 million, or 6%, compared to fiscal 2015. Fee revenue increased due to higher consulting fee revenue of $16.6 million, or 8%, in fiscal 2016 compared to fiscal 2015 with the rest of the increase due to higher fee revenue from products. The acquisition of Pivot Leadership on March 1, 2015 contributed $22.4 million and $3.7 million in consulting fee revenue during fiscal 2016 and fiscal 2015, respectively.

Futurestep. Futurestep reported fee revenue of $198.1 million, an increase of $34.4 million, or 21%, in fiscal 2016 compared to $163.7 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $12.0 million or 7% in fiscal 2016. The increase in fee revenue was primarily driven by higher fee revenues in professional search and RPO of $18.1 million and $17.4 million, respectively. The increase in fee revenue in professional search was due to a 16% increase in the weighted average fees billed per engagement in fiscal 2016 compared to fiscal 2015 and 9% increase in the number of engagements billed during the same period.

Compensation and Benefits

Compensation and benefits expense increased $205.9 million, or 30%, to $897.4 million in fiscal 2016 from $691.5 million in fiscal 2015. Exchange rates favorably impacted compensation and benefits expenses by $42.8 million, or 6%, during fiscal 2016. Excluding $128.6 million in compensation and benefits relating to the Legacy Hay Group acquisition and $22.1 million in integration/acquisition costs and separation charges, compensation and benefits increased $55.2 million, or 8%, compared to fiscal 2015. This increase was due in large part to an increase of $35.9 million, $4.7 million, $3.6 million and $2.9 million in salaries and related payroll taxes, performance related bonus expense, stock based compensation and outside contractors, respectively. The higher level of salaries and related payroll expense was due to an increase in average headcount of 11% in fiscal 2016 compared to fiscal 2015, and reflects our continued growth-related investments back into the business. The increase in performance related bonus expense was due to an increase in fee revenue and profitability. Also contributing to the increase in compensation and benefits expense was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $6.5 million in fiscal 2016 compared to fiscal 2015 due to a smaller increase in the market value of the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

The changes in the fair value of vested amounts owed under certain deferred compensation plans decreased compensation and benefits expense by $1.7 million in fiscal 2016 compared to an increase of $5.9 million in fiscal 2015. Offsetting these changes in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation plan liabilities) of $3.3 million in fiscal 2016 compared to an increase of $8.8 million in fiscal 2015, recorded in other (loss) income, net on the consolidated statement of income.

Executive Search compensation and benefits expense increased $7.6 million to $400.9 million in fiscal 2016 compared to $393.3 million in fiscal 2015. The change was driven by higher salaries and related payroll taxes of $7.7 million. The higher level of salaries and related payroll expense was due to an increase in average consultant headcount of 6% in fiscal 2016 compared to fiscal 2015, and reflects our continued growth-related investments back into the business. Executive Search compensation and benefits expense as a percentage of fee revenue was 64% in fiscal 2016 compared to 66% in fiscal 2015.

Hay Group compensation and benefits expense increased $156.3 million, or 98%, to $315.2 million in fiscal 2016 from $158.9 million in fiscal 2015. Excluding $128.6 million in compensation and benefits relating to the Legacy Hay Group acquisition and $16.1 million in integration/acquisition costs, compensation and benefits increased $11.6 million, or 7%, compared to fiscal 2015. The increase was driven by an increase in salaries and related payroll taxes of $8.5 million and an increase of $3.8 million in performance related bonus expense. The higher level of salaries and related payroll expense was due to an increase in average consultant headcount of 14% in fiscal 2016 compared to fiscal 2015. Hay Group compensation and benefits expense as a percentage of fee revenue increased to 67% in fiscal 2016 from 60% in fiscal 2015. Excluding integration/acquisition costs, compensation and benefits expense as a percentage of fee revenue was 63% in fiscal 2016.

Futurestep compensation and benefits expense increased $24.3 million, or 22%, to $136.1 million in fiscal 2016 from $111.8 million in fiscal 2015. The increase was primarily driven by an increase of $19.0 million in salaries and related payroll taxes, $2.9 million in outside contractors and $1.2 million in insurance costs for employees. The increase in salaries and related payroll taxes and insurance costs provided for employees was due to a 27% increase in the average headcount. The higher average headcount and the increase in utilization of outside contractors were primarily driven by the need to service an increase in fee revenue in both our professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in fiscal 2016 compared to 68% in fiscal 2015.

Corporate compensation and benefits expense increased $17.7 million, or 64%, to $45.2 million in fiscal 2016 from $27.5 million in fiscal 2015. Excluding $6.0 million of integration/acquisition costs and separation charges, compensation and benefits expense increased $11.7 million in fiscal 2016 as compared to fiscal 2015. This increase was mainly due to the change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $4.0 million and $10.5 million in fiscal 2016 and 2015, respectively. The decrease in CSV of COLI was due to a decrease in the market value of investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans (see Note 6 — Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements). The rest of the change was due to increases in stock based compensation of $2.9 million.

General and Administrative Expenses

General and administrative expenses increased $67.1 million, or 46%, to $213.0 million in fiscal 2016 compared to $145.9 million in fiscal 2015. Exchange rates favorably impacted general and administrative expenses by $10.1 million, or 7%, during fiscal 2016. Excluding $25.5 million in general and administrative expenses relating to the Legacy Hay Group acquisition, integration/acquisition costs of $23.2 million and $13.7 million foreign currency loss due to the devaluation of the Venezuelan currency, general and administrative expenses increased $4.7 million, or 3%, compared to fiscal 2015. Fiscal 2015 general and administrative expenses benefitted from a one-time insurance reimbursement that reduced legal fees in that year. Administrative expenses as a percentage of fee revenue was 16% in fiscal 2016 compared to 14% in fiscal 2015. Excluding integration/acquisition costs and the Venezuelan foreign currency loss, general and administration expenses as a percentage of fee revenue were 14% in fiscal 2016.

Executive Search general and administrative expenses increased $3.8 million, or 5%, to $75.3 million in fiscal 2016 from $71.5 million in fiscal 2015. Excluding the Venezuelan foreign currency loss of $6.6 million, general and administrative expenses decreased $2.8 million, or 4%, compared to fiscal 2015. The decrease was due to favorable exchange rates that reduced general and administrative expenses by $1.1 million and lower legal and other professional fees of $0.6 million. Executive Search general and administrative expenses as a percentage of fee revenue were 12% in both fiscal 2016 and 2015.

Hay Group general and administrative expenses increased $30.3 million, or 86%, to $65.6 million in fiscal 2016 from $35.3 million in fiscal 2015. Excluding $25.5 million relating to the Legacy Hay Group acquisition, $1.5 million in integration/acquisition costs and $7.1 million in foreign currency loss due to the devaluation of the Venezuelan currency, general and administrative expenses decreased $3.8 million, or 11%, compared to fiscal 2015. The decrease was due to favorable exchange rates that reduced general and administrative expenses by $1.5 million. The rest of the change was due to lower legal and other professional fees of $1.3 million and a reduction of bad debt expense of $1.1 million due to better collections. Hay Group general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2016 compared to 13% in fiscal 2015. Excluding integration/acquisition costs and the Venezuelan foreign currency loss, general and administrative expenses as a percentage of fee revenue were 12% in fiscal 2016. We do not believe that further weakening of the Bolivar will materially impact our results of operations.

Futurestep general and administrative expenses increased $2.1 million, or 11%, to $21.4 million in fiscal 2016 compared to $19.3 million in fiscal 2015. Higher premise and office expenses of $1.5 million contributed to the increase in general and administrative expenses. Futurestep general and administrative expenses as a percentage of fee revenue were 11% in fiscal 2016 compared to 12% in fiscal 2015.

Corporate general and administrative expenses increased $30.9 million to $50.7 million in fiscal 2016 compared to $19.8 million in fiscal 2015. Excluding $21.7 million in integration/acquisition costs, general and administrative expenses increased $9.2 million, or 46%, compared to fiscal 2015, although fiscal 2015 benefitted from a one-time insurance reimbursement that lowered legal and professional fees by that amount. The rest of the increase was due to unfavorable exchange rates that resulted in an increase in general and administrative expenses of $2.2 million during fiscal 2016 compared to fiscal 2015.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $20.1 million, or 51%, to $59.8 million in fiscal 2016 compared to $39.7 million in fiscal 2015. Adjusting for the Legacy Hay Group acquisition, the cost of services increased $5.1 million, or 13%, compared to fiscal 2015. The increase is mainly due to higher fee revenue in Legacy LTC and Futurestep. Cost of services expense as a percentage of fee revenue was 5% in fiscal 2016 compared to 4% in fiscal 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $36.2 million in fiscal 2016, an increase of $8.6 million compared to $27.6 million in fiscal 2015. Adjusting for the Legacy Hay Group acquisition, depreciation and amortization expenses increased $0.7 million, or 3%, compared to fiscal 2015. The increase relates primarily to technology investments that were made in the current and prior year and intangible assets.

Restructuring Charges, Net

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure, eliminate redundant positions and consolidate office space relating to the acquisition of Legacy Hay Group. As a result, we recorded $33.0 million of restructuring charges with $32.1 million of severance costs to eliminate redundant positions and $0.9 million relating to the consolidation/abandonment of premises both of which were due to the integration of Legacy Hay Group during fiscal 2016. During fiscal 2015, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of our legacy businesses and the previous year’s acquisitions of PDI and Global Novations, LLC, as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in fiscal 2015, of which $9.2 million related to severance and $0.3 million related to consolidation/abandonment of premises.

Operating Income

Operating income decreased $61.3 million, or 54%, to $52.7 million in fiscal 2016 as compared to $114.0 million in fiscal 2015. Adjusting for the $32.4 million operating loss of Legacy Hay Group, operating income decreased $28.9 million, or 25%, compared to the year-ago period. This decrease in operating income resulted from an increase of $65.5 million in compensation and benefits expense (which included $9.4 million in integration/acquisition costs and separation charges), $34.0 million in general and administrative expenses (which included $30.2 million in integration/acquisition costs and Venezuelan foreign currency loss due to the devaluation of their currency), and $5.1 million in cost of services expense. These changes were offset by higher fee revenue of $77.1 million during fiscal 2016 as compared to fiscal 2015. The Legacy Hay Group operating loss of $32.4 million included integration/acquisition costs of $12.5 million, $6.9 million in foreign currency loss as a result of the devaluation of the Venezuelan Bolivar and restructuring charges of $22.9 million. Operating margin was 4.1% in fiscal 2016, as compared to 11.1% in fiscal 2015.

Executive Search operating income increased $12.7 million, or 11%, to $131.7 million in fiscal 2016 as compared to $119.0 million in fiscal 2015. The increase in Executive Search operating income is primarily attributable to higher fee revenue of $25.5 million, offset by an increase of $7.6 million, $3.8 million and $1.9 million in compensation and benefits expense, general and administrative expenses and restructuring charges, net, respectively. The increase in compensation and benefits expense was driven by higher salaries and related payroll expense due to an increase in average consultant headcount. General and administrative expenses increased due to Venezuelan foreign currency loss of $6.6 million offset by favorable exchange rates in other currencies and reductions in premise and office expense and legal and other professional fees during fiscal 2016 compared to fiscal 2015. Executive Search operating income as a percentage of fee revenue was 21% in fiscal 2016 compared to 20% in fiscal 2015.

Hay Group operating loss was $3.4 million in fiscal 2016 as compared to operating income of $28.2 million in fiscal 2015. Adjusting for the $32.4 million operating loss of Legacy Hay Group, operating income increased $0.8 million, or 3%, compared to fiscal 2015. The increase in Legacy LTC operating income was due to $17.2 million in higher fee revenue, which was partially offset by an increase in compensation and benefit expense of $15.9 million. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes due to an increase in average consultant headcount and performance related bonus expense. Hay Group operating loss as a percentage of fee revenue was 1% in fiscal 2016 compared to operating income as a percentage of fee revenue of 11% in fiscal 2015.

Futurestep operating income increased by $6.8 million to $26.7 million in fiscal 2016 from $19.9 million in fiscal 2015. The increase in Futurestep operating income was primarily due to higher fee revenues of $34.4 million. These changes were partially offset by an increase in compensation and benefits expense of $24.3 million and a $2.1 million increase in general and administrative expenses during fiscal 2016 as compared to fiscal 2015. Futurestep operating income as a percentage of fee revenue was 13% in fiscal 2016 as compared to 12% in fiscal 2015.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased $57.5 million, or 65%, to $30.9 million in fiscal 2016 compared to $88.4 million in fiscal 2015. The decrease was due to an increase in operating expenses of $341.9 million and an $11.7 million decline in other income, offset by an increase in fee revenue of $263.9 million.

Adjusted EBITDA

Adjusted EBITDA increased $28.0 million, or 17%, to $189.7 million in fiscal 2016 compared to $161.7 million in fiscal 2015. Adjusting for the Legacy Hay Group acquisition, Adjusted EBITDA decreased $0.5 million compared to year-ago period. Adjusted EBITDA as a percentage of fee revenue was 15% in fiscal 2016, as compared to 16% in fiscal 2015.

Executive Search Adjusted EBITDA was $151.7 million and $132.4 million in fiscal 2016 and 2015, respectively. Adjusted EBITDA increased $19.3 million during fiscal 2016 as compared to fiscal 2015 due to

$25.5 million increase in fee revenue, offset by an increase of $7.6 million in compensation and benefits expense and $3.8 million in general and administrative expenses. Executive Search Adjusted EBITDA as a percentage of fee revenue was 24% in fiscal 2016 as compared to 22% in fiscal 2015.

Hay Group Adjusted EBITDA increased by $34.5 million to $78.9 million in fiscal 2016 as compared to $44.4 million in fiscal 2015. Adjusting for the Legacy Hay Group acquisition, Adjusted EBITDA increased $6.0 million, or 14%, compared to fiscal 2015. This increase was due to higher fee revenue of $17.2 million offset by an increase in compensation and benefit expense of $11.6 million. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes due to an increase in average headcount and an increase in performance related bonus expense. Hay Group Adjusted EBITDA as a percentage of fee revenue was 16% in fiscal 2016 compared to 17% in fiscal 2015. Adjusting for the Legacy Hay Group acquisition, Adjusted EBITDA as of percentage of fee revenue was 18%.

Futurestep Adjusted EBITDA increased by $6.5 million to $29.5 million in fiscal 2016 as compared to $23.0 million in fiscal 2015. The increase in Futurestep Adjusted EBITDA was primarily due to higher fee revenue of $34.4 million, offset by an increase of $24.3 million in compensation and benefits expense and $2.1 million in general and administrative expenses during fiscal 2016 as compared to fiscal 2015. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in fiscal 2016 as compared to 14% in fiscal 2015.

Other (Loss) Income, Net

Other loss, net was $4.2 million in fiscal 2016 as compared to other income, net of $7.5 million in fiscal 2015. The change in other (loss) income, net is primarily due to the decrease in the fair value of our marketable securities during fiscal 2016 compared to the increase in the fair value of our marketable securities in fiscal 2015, which resulted in a change in other (loss) income, net of $12.1 million during fiscal 2016 compared to fiscal 2015.

Interest Income (Expense), Net

Interest income (expense), net primarily relates to interest earned on cash and cash equivalents, offset by interest expense related to borrowings under our COLI policies and term loan facility. Interest income, net was $0.3 million in fiscal 2016 as compared to interest expense, net of $1.8 million in fiscal 2015 for a change of $2.1 million. The change was primarily due to better than expected collections of accounts receivable acquired in the acquisition of Legacy Hay Group that are required to be recorded at fair value on the acquisition date with subsequent collections recorded as interest income (expense), offset by an increase in interest expense associated with the term loan facility.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexican subsidiary and IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders. We report our interest in earnings of our Mexican subsidiary for the nine months ended January 31, 2016 and IGroup, LLC for fiscal 2016 on the equity basis as a one-line adjustment to net income. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings was $1.6 million in fiscal 2016 as compared to $2.2 million in fiscal 2015.

Income Tax Provision

The provision for income taxes was $19.0 million in fiscal 2016 compared to $33.5 million in fiscal 2015, reflecting a 39% and 28% effective tax rate, respectively. The effective tax rate for fiscal 2016 is higher due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay Group, the non-deductible charges related to the devaluation of the Venezuelan currency and the post-acquisition allocation of income and losses in jurisdictions with different statutory tax rates. This was offset partially by the benefit recorded in connection with the conclusion of the IRS audit of the Company’s consolidated federal income tax return for the fiscal year ended April 30, 2013 and a reversal of valuation allowances previously recorded against deferred tax assets of subsidiaries that have returned to profitability in recent years.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are include in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to non-controlling interest for fiscal 2016 was $0.5 million.

Fiscal 2015 Compared to Fiscal 2014

Fee Revenue

Fee Revenue. Fee revenue went up by $67.9 million, or 7%, to $1,028.2 million in fiscal 2015 compared to $960.3 million in fiscal 2014. This increase was attributable to higher fee revenue in Executive Search, Futurestep and Legacy LTC. Exchange rates unfavorably impacted fee revenue by $23.9 million or 2% in fiscal 2015, when compared to fiscal 2014.

Executive Search. Executive Search reported fee revenue of $597.4 million, an increase of $28.5 million, or 5%, in fiscal 2015 compared to $568.9 million in fiscal 2014. As detailed below, Executive Search fee revenue was higher in the North America and EMEA regions, partially offset by small decreases in fee revenue in Asia Pacific and Latin America regions in fiscal 2015 as compared to fiscal 2014. The higher fee revenue in Executive Search was mainly due to a 4% increase in the number of Executive Search engagements billed and a 1% increase in the weighted-average fees billed per engagement during fiscal 2015 as compared to the prior year. Exchange rates unfavorably impacted fee revenue by $15.0 million, or 3%, in fiscal 2015, when comparing to fiscal 2014.

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

Latin America reported fee revenue of $29.2 million, a slight decrease of $0.2 million, or 1%, in fiscal 2015 compared to $29.4 million in fiscal 2014. Exchange rates unfavorably impacted fee revenue for Latin America by $3.2 million, or 11%, in fiscal 2015, when compared to fiscal 2014. The decline in fee revenue was mainly due to a 1% decrease in weighted-average fees billed per engagement in fiscal 2015 compared to fiscal 2014. The performance in Brazil was the primary contributor to lower fee revenue in fiscal 2015 compared to fiscal 2014, partially offset by growth in Venezuela and Colombia. Technology and consumer goods were the main sectors contributing to the decline in fee revenue in fiscal 2015 compared to fiscal 2014, partially offset by an increase in fee revenue in the industrial and financial services sectors during the same period.

Legacy LTC. Legacy LTC reported fee revenue of $267.1 million, an increase of $12.5 million, or 5%, in fiscal 2015 compared to $254.6 million in fiscal 2014. Fee revenue increased due to higher consulting fee revenue of $8.4 million, or 4%, in fiscal 2015 compared to the year-ago period, and an increase in product revenue of $4.1 million, or 7%, compared to fiscal 2014. The increase in consulting fee revenue includes $3.7 million of fee revenue generated from the acquisition of Pivot Leadership on March 1, 2015. Exchange rates unfavorably impacted fee revenue by $4.3 million, or 2%, in fiscal 2015.

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

Compensation and Benefits

Compensation and benefits expense increased $44.6 million, or 7%, to $691.5 million in fiscal 2015 from $646.9 million in fiscal 2014. This increase was due in large part to higher performance related bonus expense of $21.0 million and an increase of $16.1 million, $4.9 million, $3.3 million, $2.2 million and $1.8 million in salaries and related payroll taxes, outside contractors, employee insurance cost, recruitment expense and stock based compensation, respectively. These increases in compensation and benefits expense were partially offset by management separation charges of $4.5 million recorded in fiscal 2014 with no such charge in fiscal 2015. The increase in performance related bonus expense was due to an increase in fee revenue and profitability due to the continued adoption of our strategy, including referrals between lines of business and an increase in average headcount. The higher level of salaries and related payroll expense and employee insurance costs, were due to an increase in average headcount for Executive Search and Futurestep. The increase in headcount, recruiting expense and stock based compensation reflects our continued growth-related investments back into the business. Exchange rates favorably impacted compensation and benefits expenses by $16.2 million, or 3%, in fiscal 2015.

Executive Search compensation and benefits expense went up by $18.6 million, or 5%, to $393.3 million in fiscal 2015 compared to $374.7 million in fiscal 2014. This increase was primarily due to an increase of $11.1 million in salaries and related payroll taxes and higher employee insurance cost of $1.5 million due to a 3% increase in the average headcount. In addition, performance related bonus expense was higher by $4.9 million due to higher revenue and profitability from the continued adoption of our strategy. These changes were offset by a decrease in expense from certain deferred compensation plans during fiscal 2015 compared to fiscal 2014. Executive Search compensation and benefits expense as a percentage of fee revenue was 66% in both fiscal 2015 and 2014.

Legacy LTC compensation and benefits expense increased $9.7 million, or 7%, to $158.9 million in fiscal 2015 from $149.2 million in fiscal 2014. The change was driven by higher performance related bonus expense of $8.0 million primarily associated with an increase in fee revenue, profitability, and referrals between lines of business during fiscal 2015 compared to fiscal 2014. The rest of the change was due to increases in outside contractors of $1.2 million and recruitment expenses of $1.1 million, both as a result of supporting higher level of fee revenue. Legacy LTC compensation and benefits expense as a percentage of fee revenue increased to 60% in fiscal 2015 from 59% in fiscal 2014.

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

General and Administrative Expenses

General and administrative expenses decreased by $6.1 million, or 4%, to $145.9 million in fiscal 2015 compared to $152.0 million in fiscal 2014. General and administrative expenses as a percentage of fee revenue was 14% in fiscal 2015 compared to 16% in fiscal 2014. The decrease is attributable to a $7.2 million decline in legal and other professional fees and a decline in marketing and business development expense of $3.5 million in fiscal 2015 compared to fiscal 2014. The lower legal and other professional fees are primarily due to a $6.2 million insurance reimbursement for previously incurred legal fees while the decrease in business development expense is due to ongoing cost control initiatives and higher than normal costs in fiscal 2014 related to the integration of the PDI and Global Novation acquisitions into the Legacy LTC business without such costs being incurred in fiscal 2015. This decrease in general and administrative expenses was partially offset by an increase in our foreign currency loss of $3.7 million in fiscal 2015 compared to fiscal 2014 and an increase in premise and office expense of $1.0 million. Exchange rates favorably impacted general and administrative expenses by $4.8 million, or 3% during fiscal 2015.

Executive Search general and administrative expenses increased $3.7 million, or 5%, to $71.5 million in fiscal 2015 from $67.8 million in fiscal 2014. General and administrative expenses increased due to higher foreign exchange loss recognized of $2.5 million in fiscal 2015 compared to fiscal 2014. The remaining change was due to higher premise and office expense of $0.9 million. Executive Search general and administrative expenses as a percentage of fee revenue was 12% in both fiscal 2015 and 2014.

Legacy LTC general and administrative expenses declined by $0.5 million, or 1%, to $35.3 million in fiscal 2015 from $35.8 million in fiscal 2014. The decrease is attributable to lower marketing and business development expenses and other general and administrative expenses of $2.3 million, offset by an increase in foreign exchange loss of $1.8 million in fiscal 2015 compared to fiscal 2014. The decrease in marketing and business development expense is due to higher than normal costs in fiscal 2014 related to the integration of the PDI and Global Novation acquisitions into the Legacy LTC business. Legacy LTC general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2015 compared to 14% in fiscal 2014.

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

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $27.6 million, an increase of $1.4 million in fiscal 2015 compared to $26.2 million in fiscal 2014. The increase relates primarily to technology investments that were made in fiscal 2015 and in the prior year. This expense relates mainly to computer equipment, software, furniture and fixtures, leasehold improvements, and intangible assets.

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

Operating Income

Operating income increased $22.4 million to $114.0 million in fiscal 2015 as compared to $91.6 million in fiscal 2014. This increase in operating income resulted from an increase of $67.9 million in fee revenue and a decrease of $6.1 million in general and administrative expenses. These changes were offset by higher compensation and benefits expense of $44.6 million, restructuring charges, net of $5.8 million, and $1.4 million in depreciation and amortization expenses during fiscal 2015 as compared to fiscal 2014. Operating margin was 11.1% in fiscal 2015, as compared to 9.5% in fiscal 2014.

Executive Search operating income increased $2.6 million to $119.0 million in fiscal 2015 as compared to $116.4 million in fiscal 2014. The increase in Executive Search operating income was driven by higher fee revenue of $28.5 million and decline in depreciation and amortization expense of $1.3 million offset by increases in compensation and benefits expense of $18.6 million, general and administrative expenses of $3.7 million and restructuring charges, net of $4.1 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business (an increase in the average headcount of 45 positions), as well as higher incentive compensation tied to referrals between Executive Search, Hay Group and Futurestep resulting from continued adoption of our strategy. Executive Search operating income as a percentage of fee revenue was 20% in both fiscal 2015 and 2014.

Legacy LTC operating income increased $4.4 million to $28.2 million in fiscal 2015 as compared to $23.8 million in fiscal 2014. The increase in Legacy LTC operating income was primarily due to a $12.5 million increase in fee revenue and a decline of $3.8 million in cost of services expense, partially offset by higher compensation and benefit expense of $9.7 million and restructuring charges, net of $1.6 million. Legacy LTC operating income as a percentage of fee revenue was 11% in fiscal 2015 compared to 9% in fiscal 2014.

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

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased $15.7 million, or 22%, to $88.4 million in fiscal 2015 compared to $72.7 million in fiscal 2014. The increase was due to higher fee revenue of $67.9 million, offset by an increase in operating expenses and income tax provision of $48.1 million and $5.0 million, respectively.

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

Executive Search Adjusted EBITDA was $132.4 million and $127.8 million in fiscal 2015 and 2014, respectively. Adjusted EBITDA increased $4.6 million in fiscal 2015 as compared to fiscal 2014 due to higher fee revenue of $28.5 million, offset by increases of $18.6 million in compensation and benefits expense and $3.7 million in general and administrative expenses and a decline in other income, net of $1.0 million. The increase in compensation and benefits expense was due in part to investments in headcount to grow the business, as well as higher incentive compensation tied to referrals between Executive Search, Legacy LTC and Futurestep resulting from continued adoption of our strategy. The increase in general and administrative expenses was partially due to increased levels of business activity as well as other increases such as foreign exchange loss. Executive Search Adjusted EBITDA as a percentage of fee revenue was 22% in both fiscal 2015 and 2014.

Legacy LTC Adjusted EBITDA increased by $6.8 million to $44.4 million in fiscal 2015 as compared to $37.6 million in fiscal 2014. This increase was due to higher fee revenue of $12.5 million and a decline in cost of services of $3.8 million, offset by an increase in compensation and benefit expense of $9.7 million. The decrease in cost of services primarily relates to an increased focus on the utilization of internal resources versus outside contractors as evidenced by the 400 basis points increase in our staff utilization to a rate of 71% during fiscal 2015. The increase in compensation and benefit expenses was due to an increase in performance related bonus expense resulting from higher fee revenue and the continued adoption of the Company’s integrated go to market strategy across all three of our lines of businesses. Legacy LTC Adjusted EBITDA as a percentage of fee revenue was 17% in fiscal 2015 as compared to 15% in fiscal 2014.

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

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s first priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic accretive M&A transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” sections of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On December 1, 2015, the Company completed its acquisition of Legacy Hay Group, a global leader in people strategy and organizational performance, for $476.9 million, net of cash acquired. The purchase price consisted of $259.0 million in cash ($54 million from foreign locations), net of estimated cash acquired and 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed $150 million from the Term Facility, to finance a portion of the Legacy Hay Group acquisition purchase price.

The Company made $10.0 million in principal payments on its Term facility during fiscal 2016. As of April 30, 2016, there was $140.0 million outstanding under the Term Facility. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio. During fiscal 2016, the average interest rate on the term loan was 1.65%. As discussed below in “Long-Term Debt — New Credit Agreement,” on June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay Group integration. The terms of this new facility are described therein.

As part of the Legacy Hay Group acquisition, the Company has committed to a $40 million retention pool (up to $5 million payable within one year of the closing of the acquisition) for certain employees of Legacy Hay Group subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

On December 8, 2014, the Board of Directors adopted a dividend policy to distribute, to our stockholders, a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the New Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay Group acquisition, the retention pool obligations in connection with the Legacy Hay Group acquisition and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $414.7 million and $525.4 million as of April 30, 2016 and 2015, respectively. Net of amounts held in trust for deferred compensation plans and to pay fiscal 2016 bonuses, cash and marketable securities were $88.9 million and $235.6 million at April 30, 2016 and 2015, respectively. As of April 30, 2016 and 2015, we held $129.0 million and $143.4 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2016 and fiscal 2015 bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in fiscal 2016 and 2015 and further includes investments in corporate bonds in fiscal 2015. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans, while the corporate bonds and other securities are available for general corporate purposes.

As of April 30, 2016 and 2015, marketable securities of $141.4 million and $144.6 million, respectively, included trading securities of $141.4 million (net of gross unrealized gains of $1.4 million and gross unrealized losses of $2.6 million) and $131.4 million (net of gross unrealized gains of $8.3 million and gross unrealized losses of $0.2 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $130.1 million and $118.8 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $138.8 million and $129.1 million as of April 30, 2016 and 2015, respectively. As of April 30, 2015, we had marketable securities classified as available-for-sale with a balance of $13.2 million.

The net decrease in our working capital of $143.1 million as of April 30, 2016 compared to April 30, 2015 is primarily attributable to the decrease in cash and cash equivalents, current portion of the term loan entered into in the quarter and higher other current liabilities due to the Legacy Hay Group acquisition, offset by increases in accounts receivable. The decrease in cash and cash equivalents was due to cash used to purchase Legacy Hay Group, annual bonuses earned in fiscal 2015 and paid during the first half of fiscal 2016, dividend payments made of $21.8 million, offset with borrowings from the term loan while accounts receivable increased due to the acquisition of Legacy Hay Group. Cash provided by operating activities was $64.1 million in fiscal 2016, a decrease of $43.2 million, compared to $107.3 million in fiscal 2015. The change is due to the decrease in profitability due to acquisition/integration and restructuring charges incurred during fiscal 2016.

Cash used in investing activities was $274.6 million in fiscal 2016, an increase of $244.0 million, compared to $30.6 million in fiscal 2015. Cash used in investing activities was higher primarily due to cash used to purchase Legacy Hay Group for $256.1 million in cash, net of estimated cash acquired and a decrease of $4.8 million in proceeds from life insurance policies, offset by cash used to purchase Pivot for $15.3 million in fiscal 2015.

Cash provided by financing activities was $118.5 million in fiscal 2016 compared to cash used in financing activities of $7.9 million in fiscal 2015. Cash provided by financing activities increased primarily due to the borrowing of $150.0 million from the term loan facility, offset by $10.0 million in principal payments made under the term loan facility, partially offset by an increase in cash dividends paid to stockholders of $16.7 million in fiscal 2016 compared to fiscal 2015. As of April 30, 2016, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2016:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$446,900	$65,002	$117,890	$93,361	$170,647
Accrued restructuring charges (2)	7	6,121	5.445	676	—	—
Interest payments on COLI loans (3)	10	41,380	3,864	7,727	7,684	22,105
Retention awards	12	40,000	5,000	35,000	—	—
Term loan (4)	10	140,000	30,000	60,000	50,000	—
Estimated interest on term loan (5)		6,000	2,253	2,931	816	—

Total		$680,401	$111,564	$224,224	$151,861	$192,752

(1)	See Note in the accompanying consolidated financial statements in Item 15.

(2)	Represents rent payments, net of sublease income on an undiscounted basis and severance costs.

(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $216.7 million at April 30, 2016.

(4)	On June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement with a syndicate of banks made up of $275 million term loan and $125 million of secured revolving loans. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. The new term loan annual amortization is 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due on June 15, 2021 (maturity date). Principal payments under the New Term Facility are as follows:

Principal Payments on New Term Loan
(in thousands)
Less than 1 year	$15,469
1-3 years	46,406
3-5 years	55,000
More than 5 years	158,125

$275,000

(5)	Interest rate used is the variable rate per the credit agreement as of April 30, 2016 for outstanding balance on the term loan.

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

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2016 and 2015, we held contracts with gross CSV of $175.7 million and $172.3 million, respectively. Since fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.4 million and $69.6 million as of April 30, 2016 and 2015, respectively. At April 30, 2016 and 2015, the net cash value of these policies was $107.3 million and $102.7 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $216.7 million and $216.5 million at April 30, 2016 and 2015, respectively.

Long-Term Debt

Existing Credit Agreement

Prior to June 15, 2016 we were party to a Credit Agreement with Wells Fargo Bank, National Association, as lender (the “Lender”), dated January 18, 2013, as amended by Amendment No. 1 dated as of December 12,

2014 (“Amendment No. 1”), Amendment No. 2 dated as of June 3, 2015 (“Amendment No. 2”), Amendment No. 3, dated as of September 23, 2015 (“Amendment No. 3”) and Amendment No. 4, dated as of November 20, 2015 (“Amendment No. 4”; the existing Credit Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4, the “Credit Agreement”).

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

The Credit Agreement includes customary and affirmative negative covenants. In particular, the Credit Agreements limit us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $135.0 million, excluding the consideration paid in connection with the acquisition of Legacy Hay Group. Subject to the foregoing, pursuant to the Credit Agreement, we are permitted to pay up to $85.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The Credit Agreement also requires us to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of our obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on our line of credit may be used to calculate domestic liquidity.

The Credit Agreement includes minimum Adjusted EBITDA and maximum Total Funded Debt to Adjusted EBITDA ratio financial covenants (the “consolidated leverage ratio”) (in each case as defined in the Credit Agreement). As of April 30, 2016, we are in compliance with our debt covenants.

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

On November 23, 2015 we borrowed $150 million under the Term Facility to finance in part the acquisition of Legacy Hay Group. The Term Facility is payable in quarterly installments, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. We made $10.0 million in principal payments during fiscal 2016. As of April 30, 2016, there was $140.0 million outstanding under the Term Facility. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on our leverage ratio, as discussed above. During fiscal 2016, the average interest rate on the term loan was 1.65%.

As of April 30, 2016 and 2015, there was no borrowing made under the Revolver. At April 30, 2016 and 2015, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $6.4 million and $1.6 million of standby letters of credits with other financial institutions as of April 30, 2016 and 2015, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

New Credit Agreement

On June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement (the “New Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay Group integration). The New Credit Agreement provides for, among other things: (a) a new senior secured term loan facility in an aggregate principal amount of $275 million (the “New Term Facility”); (b) a new senior secured revolving credit facility (the “New Revolver” and together with the New Term Facility, the “New Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions referenced above. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes.

At the Company’s option, loans issued under the New Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the New Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the New Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the New Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the New Revolver and the New Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

After giving effect to the repayment of the existing Credit Agreement and costs and fees associated with entering into the New Credit Agreement, the net proceeds of the term loan under the New Credit Agreement were approximately $131 million. These funds, as well as the availability under the new $125 million revolving facility, which is currently undrawn provide the Company with significant additional liquidity.

Accounting Developments

Recently Adopted Accounting Standards

In November 2015, the FASB issued guidance that simplifies the presentation of deferred income taxes, requiring all deferred tax assets and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. We elected to early adopt the guidance as of January 31, 2016 and have retrospectively applied the new requirements to all periods presented. As such, we reclassified $3.8 million of current deferred tax assets from current assets to non-current assets in the accompanying consolidated balance sheet as of April 30, 2015.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. In March 2016, the FASB issued additional guidance concerning “Principal versus Agent” considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, noncash consideration, presentation of sales tax, and contract modifications and completed contracts at transition. These updates are intended to provide interpretive clarifications on the new guidance for disclosure about revenue. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017 as opposed to the original effective date of December 15, 2016. We will adopt this guidance in fiscal year beginning May 1, 2018. We are currently evaluating the effect the guidance will have on our financial condition and results of operations.

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. This new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. We will comply with the new guidance when adjustments in acquisitions are identified and recorded during the measurement period.

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

In March 2016, the FASB issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and also clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016; early adoption is permitted. We are currently evaluating the effect that this guidance will have on our consolidated financial statements.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $8.7 million during fiscal 2016 as compared to $1.6 million during fiscal 2015. Foreign currency gains, on an after tax basis, included in net income were $1.0 million during fiscal 2014. Beginning in the third quarter of fiscal 2016, we established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures due to an increase in the foreign currency exposures as a result of the Legacy Hay Group acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Our primary exposure to exchange losses or gains is based on outstanding intercompany loan balances denominated in U.S. dollars. If the U.S. dollar strengthened or weakened by 15%, 25% and 35% against the Pound Sterling, the Euro, the Canadian dollar, the Australian dollar and the Yen, our exchange loss or gain during fiscal 2016 would have been $11.6 million, $19.3 million and $27.0 million, respectively, based on outstanding balances at April 30, 2016.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of April 30, 2016, there was $140.0 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either adjusted LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between adjusted LIBOR plus 1.125% per annum to adjusted LIBOR plus 1.875% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.125% per annum and the alternate base rate plus 0.875% per annum, in the alternative), based upon the consolidated leverage ratio at such time. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million for fiscal 2016. During fiscal 2016, the average interest rate on the term loan was 1.65%. We had no borrowings under the term facility in fiscal 2015. We had $68.4 million and $69.6 million of borrowings against the CSV of COLI contracts as of April 30, 2016 and 2015, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, management, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and internal controls over financial reporting. The scope of the assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure control or procedures of Legacy Hay Group, which was acquired in December 2015, that are also part of Legacy Hay Group’s Internal Control over Financial Reporting. This exclusion is in accordance with the guidance of the SEC Division of Corporation Finance that a recently acquired business may be omitted from the scope of the assessment in the year of acquisition. Legacy Hay Group constituted 39% and 49% of total and net assets, respectively, as of April 30, 2016 and 14% of fee revenue for the year ended April 30, 2016. Based on their evaluation of our disclosure controls and procedures conducted as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”)) are effective.

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

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2016 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a “Code of Business Conduct and Ethics,” which is applicable to our directors, principal executive officer (who is our Chief Executive Officer), principal financial officer, and principal accounting officer (who is our Chief Financial Officer) and senior financial officers. The Code of Business Conduct and Ethics is available on our website at www.kornferry.com. We intend to post amendments to or waivers to this Code of Business Conduct and Ethics on our website when adopted.

Item 11.	Executive Compensation

The information required by this Item will be included in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2016 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP,” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2016 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements.

(a) The following documents are filed as part of this report:

1. Index to Financial Statements:

See Consolidated Financial Statements included as part of this Form 10-K and Schedule II — Valuation and Qualifying Accounts. Pursuant to Rule 7-05 of Regulation S-X, the other schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements

F-1

Exhibits:

Exhibit Number	Description
2.1**+	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, Unity Sub, Inc., Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

2.2+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated September 23, 2015, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.**

2.3+	Letter Agreement, dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 2, 2015.

3.3+	Fourth Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 7, 2014.

4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.

10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

Exhibit Number	Description
10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.11*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

10.12*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.13+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 10, 2012.

10.14*+	Form of Restricted Stock Award Agreement to Employees Under the Performance Award Plan filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.15*+	Form of Restricted Stock Award Agreement to Non-Employee Directors Under the Performance Award Plan filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 29, 2006.

10.16*+	Stock and Asset Purchase Agreement dated as of August 8, 2006, by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.

10.17*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.18*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.19*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.

10.20*+	Letter from the Company to Ana Dutra, dated January 16, 2008, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 11, 2008.

10.21*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.22*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.

10.23*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.

10.24*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.

10.25*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed December 10, 2014.

Exhibit Number	Description
10.26*+	Employment Agreement between the Company and Robert P. Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.27*+	Separation and General Release Agreement, between Michael DiGregorio and Korn/Ferry International, dated as of February 17, 2012, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.28*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012.

10.29*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.30*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.31*+	Letter Agreement between the Company and R.J. Heckman, Ph.D., dated December 4, 2012, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.32*+	Employment Agreement between the Company and Byrne Mulrooney dated June 26, 2014, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed June 27, 2014.

10.33*+	Amended and Restated Employment agreement dated July 25, 2014 between Korn/Ferry International and Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014.

10.34*+	Amended and Restated Korn/Ferry International Executive Capital Accumulation Plan, as of August 13, 2014, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

10.35*+	Summary of Non-Employee Director Compensation Program, effective October 1, 2014, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

10.36*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

10.37*+	Employment Agreement between the Company and Matthew P. Reilly, dated May 4, 2015, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.38+	Credit Agreement with Wells Fargo Bank, National Association, as lender, dated January 18, 2013, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.39+	Amendment No. 1 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated December 12, 2014, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.40^+	Amendment No. 2 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated June 3, 2015, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.41+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

10.42+	Amendment No. 3 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated September 23, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

10.43*+	Separation and General Release Agreement, between Matthew P. Reilly and Korn/Ferry International, dated September 27, 2015, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

Exhibit Number	Description
10.44+	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

10.45*+	Employment Agreement between the Company and Stephen Kaye, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

10.46*+	Amendment to Employment Agreement dated December 28, 2015 between the Company and Robert Rozek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016.

10.47+	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on December 10, 2015.

10.48+	Credit Agreement, dated June 15, 2016, with Wells Fargo Bank, National Association, as administrative agent and other lender parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2016.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

^	Confidential treatment was granted for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer

Date: June 28, 2016

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

Signature	Title	Date
/S/ GEORGE T. SHAHEEN George T. Shaheen	Chairman of the Board and Director	June 28, 2016

/S/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2016

/S/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2016

/S/ DOYLE N. BENEBY Doyle N. Beneby	Director	June 28, 2016

/S/ WILLIAM R. FLOYD William R. Floyd	Director	June 28, 2016

/S/ CHRISTINA A. GOLD Christina A. Gold	Director	June 28, 2016

Signature	Title	Date
/S/ JERRY LEAMON Jerry Leamon	Director	June 28, 2016

/S/ DEBRA J. PERRY Debra J. Perry	Director	June 28, 2016

/S/ HARRY L. YOU Harry L. You	Director	June 28, 2016

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO Framework”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2016 acquisition of HG (Luxembourg) S.à.r.l as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. HG (Luxembourg) S.à.r.l which is included in the 2016 consolidated financial statements of the Company constituted 39% and 49% of total and net assets, respectively, as of April 30, 2016 and 14% of fee revenues, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2016.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2016 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2016, a copy of which is included in this Annual Report on Form 10-K.

June 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion of the effectiveness of internal control over financial reporting did not include the internal controls of HG (Luxembourg) S.à.r.l, which is included in the 2016 consolidated financial statements of the Company and constituted 39% and 49% of total and net assets, respectively, as of April 30, 2016, and 14% of fee revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HG (Luxembourg) S.à.r.l.

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016 and our report dated June 28, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 28, 2016

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 28, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 28, 2016

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2016	2015
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$273,252	$380,838
Marketable securities	11,338	25,757
Receivables due from clients, net of allowance for doubtful accounts of $11,292 and $9,958, respectively	315,975	188,543
Income taxes and other receivables	20,579	10,966
Prepaid expenses and other assets	43,130	31,054

Total current assets	664,274	637,158
Marketable securities, non-current	130,092	118,819
Property and equipment, net	95,436	62,088
Cash surrender value of company owned life insurance policies, net of loans	107,296	102,691
Deferred income taxes, net	27,163	59,841
Goodwill	590,072	254,440
Intangible assets, net	233,027	47,901
Investments and other assets	51,240	34,863

Total assets	$1,898,600	$1,317,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$26,634	$19,238
Income taxes payable	8,396	3,813
Compensation and benefits payable	266,211	219,364
Term loan	30,000	—
Other accrued liabilities	145,023	63,595

Total current liabilities	476,264	306,010
Deferred compensation and other retirement plans	216,113	173,432
Term loan, non-current	110,000	—
Deferred tax liabilities	5,088	—
Other liabilities	43,834	23,110

Total liabilities	851,299	502,552

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 69,723 and 62,863 shares issued and 57,272 and 50,573 shares outstanding, respectively	702,098	463,839
Retained earnings	401,113	392,033
Accumulated other comprehensive loss, net	(57,911)	(40,623)

Total Korn/Ferry International stockholders’ equity	1,045,300	815,249
Noncontrolling interest	2,001	—

Total stockholders’ equity	1,047,301	815,249

Total liabilities and stockholders’ equity	$1,898,600	$1,317,801

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2016	2015	2014
	(in thousands, except per share data)
Fee revenue	$1,292,112	$1,028,152	$960,301
Reimbursed out-of-pocket engagement expenses	54,602	37,914	35,258

Total revenue	1,346,714	1,066,066	995,559

Compensation and benefits	897,345	691,450	646,889
General and administrative expenses	213,018	145,917	152,040
Reimbursed expenses	54,602	37,914	35,258
Cost of services	59,824	39,692	39,910
Depreciation and amortization	36,220	27,597	26,172
Restructuring charges, net	33,013	9,468	3,682

Total operating expenses	1,294,022	952,038	903,951

Operating income	52,692	114,028	91,608
Other (loss) income, net	(4,167)	7,458	9,769
Interest income (expense), net	237	(1,784)	(2,363)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	48,762	119,702	99,014
Equity in earnings of unconsolidated subsidiaries, net	1,631	2,181	2,169
Income tax provision	18,960	33,526	28,492

Net income	31,433	88,357	72,691
Net income attributable to noncontrolling interest	(520)	—	—

Net income attributable to Korn/Ferry International	$30,913	$88,357	$72,691

Earnings per common share attributable to Korn/Ferry International:
Basic	$0.58	$1.78	$1.51

Diluted	$0.58	$1.76	$1.48

Weighted-average common shares outstanding:
Basic	52,372	49,052	48,162

Diluted	52,929	49,766	49,145

Cash dividends declared per share	$0.40	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Net income	$31,433	$88,357	$72,691
Other comprehensive income:
Foreign currency translation adjustments	(15,428)	(36,523)	(1,955)
Deferred compensation and pension plan adjustments, net of tax	(1,864)	(1,702)	2,230
Unrealized losses on marketable securities, net of tax	(4)	(10)	(32)

Comprehensive income	14,137	50,122	72,934
Less: comprehensive income attributable to noncontrolling interest	(512)	—	—

Comprehensive income attributable to Korn/Ferry International	$13,625	$50,122	$72,934

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount
	(in thousands)
Balance at May 1, 2013	48,734	$431,508	$236,090	$(2,631)	$664,967	$—	$664,967
Comprehensive income	—	—	72,691	243	72,934	—	72,934
Purchase of stock	(113)	(2,249)	—	—	(2,249)	—	(2,249)
Issuance of stock	1,190	8,805	—	—	8,805	—	8,805
Stock-based compensation	—	12,160	—	—	12,160	—	12,160
Tax benefit from exercise of stock options and vesting of restricted stock	—	(593)	—	—	(593)	—	(593)

Balance at April 30, 2014	49,811	449,631	308,781	(2,388)	756,024	—	756,024
Comprehensive income	—	—	88,357	(38,235)	50,122	—	50,122
Dividends declared	—	—	(5,105)	—	(5,105)	—	(5,105)
Purchase of stock	(122)	(4,038)	—	—	(4,038)	—	(4,038)
Issuance of stock	884	2,993	—	—	2,993	—	2,993
Stock-based compensation	—	13,737	—	—	13,737	—	13,737
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,516	—	—	1,516	—	1,516

Balance at April 30, 2015	50,573	463,839	392,033	(40,623)	815,249	—	815,249
Acquisition of noncontrolling interest in Mexico	—	—	—	—	—	1,489	1,489
Comprehensive income	—	—	30,913	(17,288)	13,625	512	14,137
Dividends declared	—	—	(21,833)	—	(21,833)	—	(21,833)
Purchase of stock	(215)	(7,410)	—	—	(7,410)	—	(7,410)
Issuance of stock	6,914	222,456	—	—	222,456	—	222,456
Stock-based compensation	—	18,305	—	—	18,305	—	18,305
Tax benefit from exercise of stock options and vesting of restricted stock	—	4,908	—	—	4,908	—	4,908

Balance at April 30, 2016	57,272	$702,098	$401,113	$(57,911)	$1,045,300	$2,001	$1,047,301

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$31,433	$88,357	$72,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,220	27,597	26,172
Stock-based compensation expense	18,895	13,899	12,106
Provision for doubtful accounts	8,570	7,741	7,840
Gain on cash surrender value of life insurance policies	(3,984)	(10,509)	(8,242)
Loss (gain) on marketable securities	3,333	(8,829)	(9,498)
Deferred income taxes	(18,913)	(316)	7,598
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	(4,605)	10,130	12,186
Receivables due from clients	(16,622)	(17,213)	(22,318)
Income taxes and other receivables	(191)	115	896
Prepaid expenses and other assets	(6,310)	(1,145)	(1,255)
Investment in unconsolidated subsidiaries	(1,631)	(2,181)	(2,169)
Income taxes payable	899	(9,194)	7,533
Accounts payable and accrued liabilities	18,862	17,790	29,104
Other	(1,875)	(8,966)	(3,162)

Net cash provided by operating activities	64,081	107,276	129,482

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired and earnout	(256,082)	(15,296)	—
Acquisition of Mexican subsidiary, cash acquired	3,973	—	—
Purchase of property and equipment	(26,144)	(21,860)	(28,559)
Purchase of marketable securities	(30,397)	(22,843)	(28,150)
Proceeds from sales/maturities of marketable securities	30,066	21,362	44,475
Change in restricted cash	—	—	2,861
Payment of contingent consideration from acquisition	—	—	(15,000)
Premiums on company-owned life insurance policies	(1,623)	(1,676)	(1,727)
Proceeds from life insurance policies	3,256	8,087	388
Dividends received from unconsolidated subsidiaries	2,373	1,656	2,120

Net cash used in investing activities	(274,578)	(30,570)	(23,592)

Cash flows from financing activities:
Proceeds from term loan facility	150,000	—	—
Principal payment on term loan facility	(10,000)	—	—
Purchase of common stock	(7,410)	(4,038)	(2,249)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,038	2,993	8,805
Tax benefit related to stock-based compensation	4,908	1,516	(593)
Dividends paid to shareholders	(21,833)	(5,105)	—
Payments on life insurance policy loans	(1,251)	(3,301)	(388)

Net cash provided by (used in) financing activities	118,452	(7,935)	5,575

Effect of exchange rate changes on cash and cash equivalents	(15,541)	(21,650)	(1,814)

Net (decrease) increase in cash and cash equivalents	(107,586)	47,121	109,651
Cash and cash equivalents at beginning of year	380,838	333,717	224,066

Cash and cash equivalents at end of year	$273,252	$380,838	$333,717

Supplemental cash flow information:
Cash used to pay interest	$5,154	$4,230	$4,229

Cash used to pay income taxes, net of refunds	$33,189	$40,899	$15,604

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive search on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. The Company’s worldwide network of 150 offices in 52 countries enables it to meet the needs of its clients in all industries.

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

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $2.4 million, $1.7 million and $2.1 million during fiscal 2016, 2015 and 2014, respectively.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, leadership & talent consulting services and the sale of productized services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) and which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay Group”) in December 2015) is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of productized services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of April 30, 2016 and 2015, the Company included deferred revenue of $95.9 million and $40.5 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2016 and 2015, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available. As of April 30, 2016 and 2015, the Company had cash equivalents of $117.5 million and $260.6 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Marketable Securities

The Company has investments in marketable securities and mutual funds which are classified as either trading securities or available-for-sale, based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in these marketable securities and mutual funds is assessed upon purchase and reassessed at each reporting period. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in interest income (expense), net.

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

The Company also invests cash in excess of its daily operating requirements and capital needs primarily in marketable fixed income (debt) securities in accordance with the Company’s investment policy, which restricts the type of investments that can be made. These marketable fixed income (debt) securities are classified as available-for-sale securities based on management’s decision, at the date such securities are acquired, not to hold these securities to maturity or actively trade them. The Company carries these marketable debt securities at fair value based on the market prices for these marketable debt securities or similar debt securities whose prices are readily available. The changes in fair values, net of applicable taxes, are recorded as unrealized gains or losses as a component of comprehensive income. When, in the opinion of management, a decline in the fair value of an investment below its amortized cost is considered to be “other-than-temporary,” a credit loss is recorded in the statement of operations in other (loss) income, net; any amount in excess of the credit loss is recorded as unrealized gains or losses as a component of comprehensive income. Generally, the amount of the loss is the difference between the cost or amortized cost and its then current fair value; a credit loss is the difference between the discounted expected future cash flows to be collected from the debt security and the cost or amortized cost of the debt security. The determination of the other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. During fiscal 2016, 2015 and 2014, no other-than-temporary impairment was recognized. As of April 30, 2016, the Company does not hold marketable securities classified as available-for-sale. At April 30, 2015, the Company’s investment portfolio includes corporate bonds.

Foreign Currency Forward Contracts Not Designated as Hedges

Beginning in the third quarter of fiscal 2016, the Company established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures due to an increase in these exposures as a result of the Legacy Hay Group acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts are recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statement of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

As of April 30, 2016, the total notional amounts of the forward contracts purchased and sold were $14.5 million and $44.3 million, respectively. The Company’s recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. As of April 30, 2016 the net fair value of outstanding foreign currency forward contracts were $0.7 million (gross liabilities of $1.0 million and gross assets of $0.3 million) included in other accrued liabilities in the accompanying consolidated balance sheets. The Company incurred $1.8 million of net losses related to forward contracts for fiscal 2016, which is recorded in general and administrative expenses in the accompanying consolidated statement of income. The cash flows related to foreign currency forward contracts are included in cash provided by operating activities.

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

As of April 30, 2016 and 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable and marketable securities and at April 30, 2016 also included foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of marketable securities classified as available-for-sale and foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

April 30, 2016

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In fiscal 2016, 2015 and 2014, there were no such impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach, is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2016, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2016 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of April 30, 2016 and 2015, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $187.1 million, $166.7 million and $146.1 million for the years ended April 30, 2016, 2015 and 2014, respectively, each of which was reduced by a change in the previous years’ estimate recorded in fiscal 2016, 2015 and 2014 of $0.6 million, $0.3 million and $0.7 million, respectively. This resulted in net bonus expense of $186.5 million, $166.4 million and $145.4 million for the years ended April 30, 2016, 2015 and 2014, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

The Legacy Hay Group defined benefit obligation plans calculate liabilities using the projected unit credit method. The amounts charged to operations are made up of service and interest costs and the expected return on plan assets. Actuarial gains and losses are initially recorded in accumulated other comprehensive income (loss). The actuarial gains/losses included in accumulated other comprehensive income are amortized to the consolidated statements of income, if at the beginning of the year, the amount exceeds 10% of the greater of the projected benefit obligation and market-related plan assets. The amortization included in periodic benefit cost is divided by the average remaining service of inactive plan participants, or the period for which benefits will be paid, if shorter. The expected return on plan assets takes into account the current fair value of plan assets and reflects the Company’s estimate for trust asset returns given the current asset allocation and any expected changes to the asset allocation, and current and future market conditions.

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

Cash Surrender Value of Life Insurance

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in certain of the deferred compensation and pension plans as a means of funding benefits under such plans. The Company purchased both fixed and variable life insurance contracts and does not purchase “split-dollar” life insurance policy contracts. The Company has both contracts or policies that provide for a fixed or guaranteed rate of return and a variable rate of return depending on the return of the policies’ investment in their underlying portfolio in equities and bonds. The CSV of these COLI contracts are carried at the amounts that would be realized if the contract were surrendered at the balance sheet date, net of the outstanding loans borrowed from the insurer. The Company has the intention and ability to continue to hold these COLI policies and contracts. Additionally, the loans secured by the policies do not have any scheduled payment terms and the Company also does not intend to repay the loans outstanding on these policies until death benefits under the policy have been realized. Accordingly, the investment in COLI is classified as long-term in the accompanying consolidated balance sheet.

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2016 and 2015, the Company held contracts with gross CSV of $175.7 million and $172.3 million, offset by outstanding policy loans of $68.4 million and $69.6 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor for $55.9 million and $50.6 million of net CSV as of April 30, 2016 and 2015, respectively; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Such charges included one-time employee termination benefits and cost to

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

terminate an office lease including remaining lease payments. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of these subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after tax basis, included in net income was $8.7 million and $1.6 million during fiscal 2016 and 2015, respectively. Foreign currency gains, on an after tax basis, included in net income were $1.0 million during fiscal 2014.

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the official exchange rate of 6.3 Bolivars per USD to 10.0 Bolivars per USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. The weaker of the two rates is a free-floating exchange rate that at the time of its introduction, sold dollars at approximately 200 Bolivars per USD. The economic and political environment in Venezuela has continued to deteriorate and the currency exchange restrictions have become more onerous. The Company has used the previously prevailing official exchange rate of 6.3 Bolivars per USD to re-measure our Venezuelan subsidiary’s financial statements in previous periods but after careful consideration at the time of the devaluation the Company decided to adopt the free-floating exchange rate during the fourth quarter of fiscal 2016 as it more appropriately reflects the ability to convert Bolivars to U.S. dollars given the deteriorating environment in Venezuela. The devaluation of the Bolivar to approximately 260 Bolivars per USD resulted in a pre-tax charge of $13.7 million, or diluted loss per share of $0.26 during fiscal 2016. The Company does not believe that further weakening of the Bolivar will materially impact our results of operations.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense (benefit) approximates taxes to be paid or refunded for the current period. Deferred income tax expense (benefit) results from changes in deferred tax assets and liabilities between periods. These gross deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because of future reversals of temporary differences in the basis of assets and liabilities as measured by tax laws and their basis as reported in the consolidated financial statements. Deferred tax assets are also recognized for tax attributes such as net operating loss carryforwards and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, receivables due from clients and net CSV due from insurance companies, which is discussed above. Cash equivalents include investments in money market securities while investments include mutual funds and corporate bonds. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2016 and 2015, the Company had no other significant credit concentrations.

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

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. In March 2016, the FASB issued additional guidance concerning “Principal versus Agent” considerations (reporting revenue gross versus net); in April 2016, the FASB issued additional guidance on identifying performance obligations and licensing; and in May 2016, the FASB issued additional guidance on collectability, noncash consideration, presentation of sales tax, and contract modifications and completed contracts at transition. These updates are intended to provide interpretive clarifications on the new guidance for disclosure about revenue. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017 as opposed to the original effective date of December 15, 2016. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The Company is currently evaluating the effect the guidance will have on our financial condition and results of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

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

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized in the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018; early adoption is permitted. The provisions of the guidance are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016; early adoption is permitted. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements.

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

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. The application of the two-class method did not have a material impact on the earnings per share calculation for fiscal 2014.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

During fiscal 2016 and 2015, all shares of outstanding options were included in the computation of diluted earnings per share. During fiscal 2014, options to purchase 0.04 million shares were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During fiscal 2016 and 2015, restricted stock awards of 0.6 million shares and 0.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2016	2015	2014
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$30,913	$88,357	$72,691
Less: distributed and undistributed earnings to nonvested restricted stockholders	280	860	—

Basic net earnings attributable to common stockholders	30,633	87,497	72,691
Add: undistributed earnings to nonvested restricted stockholders	82	815	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	81	804	—

Diluted net earnings attributable to common stockholders	$30,634	$87,508	$72,691

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	52,372	49,052	48,162
Effect of dilutive securities:
Restricted stock	487	605	789
Stock options	50	105	194
ESPP	20	4	—

Diluted weighted-average number of common shares outstanding	52,929	49,766	49,145

Net earnings per common share:
Basic earnings per share	$0.58	$1.78	$1.51

Diluted earnings per share	$0.58	$1.76	$1.48

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

The components of accumulated other comprehensive loss were as follows:

	April 30,
	2016	2015
	(in thousands)
Foreign currency translation adjustments	$(36,339)	$(20,919)
Deferred compensation and pension plan adjustments, net of taxes	(21,572)	(19,708)
Unrealized gains on marketable securities, net of taxes	—	4

Accumulated other comprehensive loss, net	$(57,911)	$(40,623)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

The following tables summarizes the changes in each component of accumulated other comprehensive (loss) income:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of May 1, 2013	$17,559	$(20,236)	$46	$(2,631)
Unrealized (losses) gains arising during the period	(1,955)	136	(64)	(1,883)
Reclassification of realized net losses to net income	—	2,094	32	2,126

Balance as of April 30, 2014	15,604	(18,006)	14	(2,388)
Unrealized losses arising during the period	(36,523)	(3,589)	(10)	(40,122)
Reclassification of realized net losses to net income	—	1,887	—	1,887

Balance as of April 30, 2015	(20,919)	(19,708)	4	(40,623)
Unrealized losses arising during the period	(15,420)	(3,653)	(4)	(19,077)
Reclassification of realized net losses to net income	—	1,789	—	1,789

Balance as of April 30, 2016	$(36,339)	$(21,572)	$—	$(57,911)

(1)	The tax effects on unrealized (losses) gains were $(2.3) million, $(2.3) million and $0.07 million as of April 30, 2016, 2015 and 2014, respectively. The tax effects on reclassifications of realized net losses were $1.1 million, $1.2 million and $1.0 million as of April 30, 2016, 2015 and 2014, respectively.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Restricted stock	$18,288	$13,602	$11,689
ESPP	590	162	—
Stock options	17	135	417

Total stock-based compensation expense, pre-tax	18,895	13,899	12,106
Tax benefit from stock-based compensation expense	(7,347)	(3,893)	(3,484)

Total stock-based compensation expense, net of tax	$11,548	$10,006	$8,622

The Company uses the Black-Scholes option valuation model to estimate the grant date fair value of employee stock options. The expected volatility reflects consideration of the historical volatility in the Company’s publicly traded stock during the period the option is granted. The Company believes historical volatility in these instruments is more indicative of expected future volatility than the implied volatility in the price of the Company’s common stock. The expected life of each option is estimated using historical data. The risk-free interest rate is based on the U.S. Treasury zero-coupon issue with a remaining term approximating the expected term of the option. The Company uses historical data to estimate forfeiture rates applied to the gross amount of expense determined using the option valuation model. The Black-Scholes option pricing model was

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

developed for use in estimating the fair value of traded options. The assumptions used in option valuation models are highly subjective, particularly the expected stock price volatility of the underlying stock. The Company did not grant stock options in fiscal 2016, 2015 and 2014.

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

Stock Options

Stock options transactions under the Company’s Second A&R 2008 Plan were as follows:

	April 30,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
	(in thousands, except per share data)
Outstanding, beginning of year	202	$15.45	396	$16.23	1,100	$14.72
Exercised	(87)	$15.83	(179)	$16.99	(655)	$13.88
Forfeited/expired.	(10)	$18.05	(15)	$17.72	(49)	$13.42

Outstanding, end of year	105	$15.01	202	$15.45	396	$16.23

Exercisable, end of year	105	$15.01	192	$15.07	337	$16.11

As of April 30, 2016, the aggregate intrinsic value of both options outstanding and options exercisable was $1.3 million.

Outstanding stock options:

	April 30, 2016
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price
	(in thousands, except per share data)
$9.75 — $13.82	19	0.3	$10.40	19	0.3	$10.40
$13.83 — $18.04	64	1.2	$14.06	64	1.2	$14.06
$18.05 — $22.71	22	1.2	$21.73	22	1.2	$21.73

	105	1.0	$15.01	105	1.0	$15.01

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Additional information pertaining to stock options:

	Year Ended April 30,
	2016	2015	2014
	(in thousands, except per share data)
Total fair value of stock options vested	$96	$334	$984
Total intrinsic value of stock options exercised	$1,664	$2,425	$6,108

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

The Company also grants market-based and performance-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units are determined by using extensive market data that is based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

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

Restricted stock activity is summarized below:

	April 30,
	2016		2015		2014
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,560	$22.15	1,880	$18.95	1,810	$16.38
Granted	784	$39.19	438	$29.93	809	$21.32
Vested	(809)	$16.35	(705)	$18.52	(535)	$14.54
Forfeited/expired.	(29)	$23.38	(53)	$21.13	(204)	$17.19

Non-vested, end of year	1,506	$34.12	1,560	$22.15	1,880	$18.95

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

As of April 30, 2016, there were 0.3 million shares outstanding for both market-based and performance-based restricted stock units, with total unrecognized compensation totaling $5.8 million and $10.8 million, respectively.

As of April 30, 2016, there was $32.3 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During fiscal 2016 and fiscal 2015, 215,453 shares and 121,775 shares of restricted stock totaling $7.4 million and $4.0 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 and as a result, no shares were purchased during fiscal 2014 and fiscal 2015. On January 1, 2015, the Company resumed the ESPP program with the first purchase of shares made in the first quarter of fiscal 2016. During fiscal 2016, employees purchased 95,135 shares at $28.83 per share. As of April 30, 2016, the ESPP had approximately 1.5 million shares remaining available for future issuance.

Common Stock

During fiscal 2016, 2015 and 2014, the Company issued 87,648 shares, 178,950 shares and 654,458 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $1.3 million, $3.0 million and $8.8 million, respectively.

No shares were repurchased during fiscal 2016, 2015 and 2014, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Marketable Securities

As of April 30, 2016, marketable securities consisted of the following:

	Trading (1)(2)	Available- for-Sale (2)	Total
	(in thousands)
Mutual funds	$141,430	$—	$141,430
Less: current portion of marketable securities	(11,338)	—	(11,338)

Non-current marketable securities	$130,092	$—	$130,092

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

As of April 30, 2015, marketable securities consisted of the following:

	Trading (1)(2)	Available-for- Sale (2)	Total
	(in thousands)
Mutual funds	$131,399	$—	$131,399
Corporate bonds	—	13,177	13,177

Total	131,399	13,177	144,576
Less: current portion of marketable securities	(12,580)	(13,177)	(25,757)

Non-current marketable securities	$118,819	$—	$118,819

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $138.8 million and $129.1 million as of April 30, 2016 and 2015, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During fiscal 2016, the fair value of investments decreased; therefore, the Company recognized a loss of $3.3 million, which was recorded in other income (loss), net. During fiscal 2015 and 2014, the fair value of the investments increased; therefore, the Company recognized income of $8.8 million and $9.5 million, respectively, which was recorded in other income (loss), net.

(2)	The Company’s financial assets measured at fair value on a recurring basis include trading securities classified as Level 1 and available-for-sale securities classified as Level 2. As of April 30, 2016 and 2015, the Company had no investments classified as Level 3.

As of April 30, 2016, the Company did not hold marketable securities classified as available-for-sale. As of April 30, 2015, the amortized cost and fair values of marketable securities classified as available-for-sale investments were as follows:

	April 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Estimated Fair Value
	(in thousands)
Corporate bonds	$13,167	$11	$(1)	$13,177

(1)	There are no marketable securities that have been in a continuous unrealized loss position for 12 months or more.

Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2016, the Company does not hold marketable securities classified as available-for-sale. As of April 30, 2015, marketable securities classified as available-for-sale consist of corporate bonds for which market prices for similar assets are readily available. During fiscal 2016 and 2015, the Company received $13.1 million and $5.0 million, respectively, in proceeds from maturities of available-for-sale marketable securities. Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of April 30, 2016 and April 30, 2015, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

As of April 30, 2016 and 2015, the Company’s marketable securities classified as trading were $141.4 million (net of gross unrealized gains of $1.4 million and $2.6 million of gross unrealized losses) and $131.4 million (net of gross unrealized gains of $8.3 million and $0.2 million of gross unrealized losses), respectively.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2016	2015
	(in thousands)
Deferred compensation plans	$82,546	$83,876
Pension plan	5,219	5,262
International retirement plans	15,678	2,847
Executive Capital Accumulation Plan	105,676	99,461
Legacy Hay Group defined benefit obligation plans	24,940	—

Total benefit obligations	234,059	191,446
Less: current portion of benefit obligation	(17,946)	(18,014)

Non-current benefit obligation	$216,113	$173,432

Deferred Compensation Plans

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994, which replaced the Wealth Accumulation Plan (“WAP”). Certain vice presidents elected to participate in a “deferral unit” that required the participant to contribute a portion of their compensation for an eight year period, or in some cases, make an after tax contribution, in return for defined benefit payments from the Company over a fifteen year period at retirement age of 65 or later. Participants were able to acquire additional “deferral units” every five years. Vice presidents who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement age of 65. In June 2003, the Company amended the EWAP and WAP, so as not to allow new participants or the purchase of additional deferral units by existing participants.

The Company also maintains a Senior Executive Incentive Plan (“SEIP”) for participants approved by the Board. Generally, to be eligible, the vice president must be participating in the EWAP. Participation in the SEIP required the participant to contribute a portion of their compensation during a four-year period, or in some cases make an after tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period after ten years of participation in the plan or such later date as elected by the participant. In June 2003, the Company amended the SEIP, so as not to allow new participants or the purchase of additional deferral units by existing participants.

Pension Plan

The Company has a defined benefit pension plan, referred to as the Worldwide Executive Benefit (“WEB”), covering certain executives in the U.S. and foreign countries. The WEB is designed to integrate with government

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

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

Deferred Compensation Plans

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$83,876	$82,153	$85,562
Interest cost	2,644	2,835	2,566
Actuarial loss (gain)	1,720	4,863	(294)
Benefits paid	(5,694)	(5,975)	(5,681)

Benefit obligation, end of year	82,546	83,876	82,153
Less: current portion of benefit obligation	(5,446)	(5,554)	(5,593)

Non-current benefit obligation	$77,100	$78,322	$76,560

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Interest cost	$2,644	$2,835	$2,566
Amortization of actuarial loss	2,796	3,029	3,111

Net periodic benefit cost	$5,440	$5,864	$5,677

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2016	2015	2014
Discount rate, beginning of year	3.28%	3.60%	3.12%
Discount rate, end of year	3.05%	3.28%	3.60%
Rate of compensation increase	0.00%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Pension Plan

The following tables reconcile the benefit obligation for the pension plan:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$5,262	$4,424	$4,536
Interest cost	167	154	137
Actuarial loss	122	1,001	92
Benefits paid	(332)	(317)	(341)

Benefit obligation, end of year	5,219	5,262	4,424
Less: current portion of benefit obligation	(289)	(278)	(274)

Non-current benefit obligation	$4,930	$4,984	$4,150

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Interest cost	$167	$154	$137
Amortization of actuarial loss	128	21	8

Net periodic benefit cost	$295	$175	$145

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2016	2015	2014
Discount rate, beginning of year	3.28%	3.60%	3.12%
Discount rate, end of year	3.05%	3.28%	3.60%
Rate of compensation increase	0.00%	0.00%	0.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Compensation Plans	Pension Benefits
	(in thousands)
2017	$6,483	$325
2018	6,275	330
2019	6,199	328
2020	6,451	331
2021	6,598	324
2022-2026	29,667	1,480

During fiscal 2017, the Company expects to recognize $3.1 million in net periodic benefit expense from deferred compensation and pension plans that will be transferred from accumulated other comprehensive income through the amortization of actuarial losses in the consolidated statements of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 22 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2016 and 2015 is $15.7 million for 1,450 participants and $2.8 million for 393 participants, respectively. The Company’s contribution to these plans was $5.1 million and $0.5 million in fiscal 2016 and 2015, respectively. The increase is due to the acquisition of Legacy Hay Group which maintains various retirement plans and other miscellaneous deferred compensation arrangements in 18 of the total foreign jurisdictions. Legacy Hay Group added to the long-term benefit obligation, $12.4 million for 741 participants and contributed $1.5 million to these plans in fiscal 2016.

Executive Capital Accumulation Plan

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over one to 15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The Company made contributions to the ECAP during fiscal 2016, 2015 and 2014, of $23.2 million, $19.1 million and $17.2 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2016, the deferred compensation liability decreased; therefore, the Company recognized a credit to compensation expense of $1.7 million. Offsetting the decrease in compensation and benefits liability was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations of the ECAP liabilities) of $3.3 million in fiscal 2016, recorded in other (loss) income, net on the consolidated statements of income. During fiscal 2015 and 2014, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $5.9 million and $8.9 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations of the ECAP liabilities) of $8.8 million and $9.5 million in fiscal 2015 and 2014, respectively, recorded in other (loss) income, net on the consolidated statements of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2016	2015
	(in thousands)
Balance, beginning of year	$99,461	$89,308
Employee contributions	7,015	3,048
Amortization of employer contributions	16,439	12,378
(Gain) loss on investment	(1,654)	5,871
Employee distributions	(15,201)	(10,295)
Exchange rate fluctuations	(384)	(849)

Balance, end of year	105,676	99,461
Less: current portion	(11,092)	(12,182)

Non-current portion	$94,584	$87,279

As of April 30, 2016 and 2015, the unamortized portion of the Company contributions to the ECAP was $33.2 million and $29.7 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company intends to make matching contributions related to fiscal 2016 in fiscal 2017. The Company made a $1.7 million matching contribution in fiscal 2016 related to contributions made by employees in fiscal 2015 and a $1.6 million matching contribution in fiscal 2015 related to contributions made by employees in fiscal 2014.

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $175.7 million and $172.3 million is offset by outstanding policy loans of $68.4 million and $69.6 million in the accompanying consolidated balance sheets as of April 30, 2016 and 2015, respectively. Total death benefits payable, net of loans under COLI contracts, were $216.7 million and $216.5 million at April 30, 2016 and 2015, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $4.0 million, $10.5 million and $8.2 million during fiscal 2016, 2015 and 2014, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans, excluding the WEB. As of April 30, 2016, COLI contracts with a net CSV of $72.7 million and death benefits, net of loans, of $122.5 million were held in trust for these purposes.

Legacy Hay Group Defined Benefit Plans

In conjunction with the acquisition of Legacy Hay Group on December 1, 2015, the Company acquired multiple pension and savings plans covering certain of its employees worldwide. Among these plans is a defined benefit pension plan for certain employees in the United States. The assets of this plan are held separately from

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

the assets of the sponsors in self-administered funds. The plan is funded consistent with local statutory requirements. The Company also has benefit plans which offer medical and life insurance coverage to eligible employees and continue to provide coverage after retirement. Medical and life insurance benefit plans are unfunded. Additionally, the Company operates a benefit plan which provides supplemental pension benefits. Supplemental defined benefit obligations are unfunded. As of April 30, 2016, the Company has accrued $37.4 million in connection with all of their plans of which $36.3 million is included in the non-current portion of deferred compensation and other retirement plans in the accompanying consolidated balance sheets, and $1.1 million is included in compensation and benefits payable.

The following table reconciles the benefit obligation for the Legacy Hay Group defined benefit plans and fair value of plan assets for the Legacy Hay Group defined benefit plans:

	Year Ended April 30, 2016
	Defined Benefit Pension Plan	Supplemental Pension Benefits	Medical and Life Insurance
	(in thousands)
Change in benefit obligation:
Benefit obligation at acquisition date	$32,795	$6,284	$12,322
Service cost	—	—	62
Interest cost	554	58	208
Actuarial loss	2,438	113	816
Settlements	—	(4,799)	—
Benefits paid	(595)	(47)	(402)

Benefit obligation, end of year	35,192	1,609	13,006

Change in fair value of plan assets:
Fair value of plan assets at acquisition date	25,540	—	—
Actual return on plan assets	(78)	—	—
Benefits paid	(595)	—	—

Fair value of plan assets, end of year	24,867	—	—

Funded status and balance, end of year	$(10,325)	$(1,609)	$(13,006)

Current liability	$—	$110	$673
Non-current liability	10,325	1,499	12,333

Total liability	$10,325	$1,609	$13,006

Plan Assets — weighted-average asset allocation:
Equity securities	63.9%	—	—
Debt securities	30.8%	—	—
Other	5.3%	—	—

Total	100.0%	—	—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Mutual funds	$7,990	$—	$—	$7,990
Common stock	7,910	—	—	7,910
Corporate and municipal bonds	—	5,597	—	5,597
U.S. Treasury and agency securities	—	2,055	—	2,055
Money market funds	1,315	—	—	1,315

Total	$17,215	$7,652	$—	$24,867

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 70%, debt securities 30% to 50% and other assets of 0% to 10%. We establish our estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns.

The components of net periodic benefits costs are as follows:

	Year Ended April 30, 2016
	Defined Benefit Pension Plans	Supplemental Pension Benefits	Medical and Life Insurance
	(in thousands)
Service cost	$—	$—	$62
Interest cost	554	58	208
Expected return on plan assets	(682)	—	—

Net periodic benefit cost	$(128)	$58	$270

The weighted-average assumptions used in calculating the benefit obligation were as follows:

	Year Ended April 30, 2016
	Defined Benefit Pension Plan	Supplemental Pension Benefits	Medical and Life Insurance
Discount rate at acquisition date	4.10%	4.10%	4.10%
Discount rate, end of year	3.49%	3.23%	3.36%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.50%	0.00%	0.00%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ended April 30,	Defined Benefit Pension Plans	Supplemental Pension Benefits	Medical and Life Insurance
	(in thousands)
2017	$1,785	$112	$684
2018	1,801	111	708
2019	1,844	110	735
2020	1,867	108	771
2021	1,933	107	795
2022-2026	9,942	508	4,037

For the medical and life insurance plan, the current health care cost trend rate assumption is 7.0%. We anticipate that the health care cost trend rate assumption will be 5.0% by fiscal 2022. Increasing the assumed health care cost trend rate by one-percentage point would increase the accumulated postretirement benefit obligation for the medical and life insurance plan by less than $0.1 million. Decreasing the assumed health care cost trend rate by one-percentage point would decrease the accumulated postretirement benefit obligation for the medical and life insurance plan by less than $0.1 million.

7. Restructuring Charges, Net

During fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay Group on December 1, 2015. This resulted in restructuring charges, net of $33.0 million in fiscal 2016, of which $32.1 million relates to severance and $0.9 million, relates to consolidation/abandonment of premises.

During fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions (PDI and Global Novations, LLC) as well as other cost saving initiatives. This resulted in restructuring charges, net of $9.5 million against operations in fiscal 2015, of which $9.2 million relates to severance and $0.3 million, relates to consolidation/abandonment of premises.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Changes in the restructuring liability are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2014	$—	$2,813	$2,813
Restructuring charges, net	9,224	244	9,468
Reductions for cash payments	(8,396)	(2,186)	(10,582)
Exchange rate fluctuations	(453)	(100)	(553)

Liability as of April 30, 2015	375	771	1,146
Restructuring charges, net	32,151	862	33,013
Reductions for cash payments	(25,625)	(834)	(26,459)
Non-cash items	(1,752)	(91)	(1,843)
Exchange rate fluctuations	144	(39)	105

Liability as of April 30, 2016	$5,293	$669	$5,962

As of April 30, 2016 and 2015, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $0.6 million and $0.3 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	April 30, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$5	$5
Europe, Middle East and Africa (“EMEA”)	1,533	23	1,556
Asia Pacific	33	—	33

Total Executive Search	1,566	28	1,594
Hay Group	3,727	396	4,123
Futurestep	—	245	245

Liability as of April 30, 2016	$5,293	$669	$5,962

	April 30, 2015
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$51	$—	$51
EMEA	210	212	422

Total Executive Search	261	212	473
Hay Group	58	320	378
Futurestep	52	239	291
Corporate	4	—	4

Liability as of April 30, 2015	$375	$771	$1,146

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

8. Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Current income taxes:
Federal	$13,087	$16,569	$6,982
State	3,271	2,412	1,939
Foreign	16,394	13,650	15,502

Current provision for income taxes	32,752	32,631	24,423
Deferred income taxes:
Federal	(5,334)	3,140	5,094
State	(1,838)	(239)	177
Foreign	(6,620)	(2,006)	(1,202)

Deferred (benefit) provision for income taxes	(13,792)	895	4,069

Total provision for income taxes	$18,960	$33,526	$28,492

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Domestic	$22,228	$65,885	$42,411
Foreign	26,534	53,817	56,603

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$48,762	$119,702	$99,014

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2016	2015	2014
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Non-deductible transaction costs	5.8	—	—
Foreign tax rates differential	(2.8)	(4.2)	(4.7)
COLI increase, net	(2.9)	(3.1)	(2.9)
Conclusion of U.S. federal tax audit	(4.4)	—	(2.7)
Non-deductible operating expenses	1.5	0.5	0.6
Devaluation of Venezuelan currency	7.4	—	—
Change in valuation allowance	(6.2)	—	(1.4)
Change in uncertain tax positions	1.3	(0.1)	1.1
Foreign source income, net of credits generated	0.5	0.4	2.0
Other	3.7	(0.5)	1.8

Effective income tax rate	38.9%	28.0%	28.8%

During fiscal 2016, the Company incurred transaction related expenses in connection with the December 1, 2015 acquisition of Legacy Hay Group that are not deductible for income tax purposes. The fiscal 2016 benefit from foreign tax rate differential was less than in the prior two fiscal years because less income was realized in jurisdictions with lower statutory tax rates, partially due to acquisition, integration and restructuring costs incurred in connection with the Legacy Hay Group acquisition. In December 2015, the IRS concluded its examination of the Company’s U.S. federal income tax return for the tax year ended April 30, 2013. As a result of the conclusion of this audit, the Company recognized a financial statement benefit primarily due to the reversal of an uncertain tax position liability and substantiation of additional foreign tax credits. In February 2016, the Venezuelan government announced a devaluation of the Bolivar. The pre-tax charge resulting from this devaluation is not deductible for income-tax purposes. Finally, the Company recorded an income tax (benefit) provision from the reversal of valuation allowances previously recorded against deferred tax assets, including net operating losses, of certain foreign subsidiaries that have returned to profitability and are now more-likely-than-not to realize those deferred tax assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Components of deferred tax assets and liabilities are as follows:

	April 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Deferred compensation	$91,712	$73,934
Loss and credit carryforwards	31,023	26,211
Reserves and accruals	14,189	9,344
Deferred rent	7,684	6,432
Deferred revenue	11,464	1,545
Allowance for doubtful accounts	1,431	1,831
Other	5,002	2,609

Gross deferred tax assets	162,505	121,906

Deferred tax liabilities:
Intangibles	(94,284)	(20,828)
Property and equipment	(10,603)	(6,289)
Prepaid expenses	(12,698)	(7,687)
Other	(815)	(5,653)

Gross deferred tax liabilities	(118,400)	(40,457)

Valuation allowances	(22,030)	(21,608)

Net deferred tax asset	$22,075	$59,841

The deferred tax amounts have been classified in the consolidated balance sheets as follows:

	April 30,
	2016	2015
	(in thousands)
Non-current deferred tax assets	$162,505	$121,906
Non-current deferred tax liabilities	(118,400)	(40,457)
Valuation allowance	(22,030)	(21,608)

Net non-current deferred tax assets	$22,075	$59,841

In November 2015, the FASB issued guidance that simplifies the presentation of deferred income taxes, requiring all deferred tax assets and liabilities, and any related valuation allowances, to be classified as non-current on the balance sheet. The new guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to early adopt the guidance as of January 31, 2016 and has retrospectively applied the new requirements to all periods presented. As such, the Company reclassified $3.8 million of current deferred tax assets from current assets to non-current assets in the accompanying consolidated balance sheet as of April 30, 2015.

Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain operating losses and has, therefore, established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred income tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than not that the net deferred income tax assets will be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

As of April 30, 2016, the Company had U.S. federal net operating loss carryforwards of $3.9 million, which the Company anticipates will be fully utilized by fiscal 2028. The Company has state net operating loss carryforwards of $33.8 million, which, if unutilized, will begin to expire in fiscal 2017. The Company also has foreign net operating loss carryforwards of $105.1 million, which, if unutilized, will begin to expire in fiscal 2017.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $375.2 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes, however, is not practicable.

The Company files federal and state income tax returns in the U.S., as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the “IRS”) and various state and foreign tax authorities. In December 2015, the IRS concluded an examination of the Company’s fiscal year 2013 U.S. federal income tax return. The Company’s state income tax returns are currently under examination by the State of California (fiscal years 2013 and 2014) and the State of New York (fiscal years 2010 through 2013). The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2011 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2016, the Company had a liability of $2.1 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits, beginning of year	$2,423	$2,701	$3,400
Settlement with tax authority	(1,963)	(497)	(1,946)
Additions based on tax positions related to the current year	1,305	219	279
Additions based on tax positions related to prior years	330	—	968

Unrecognized tax benefits, end of year	$2,095	$2,423	$2,701

The liability for unrecognized tax benefits is included in income taxes payable in the consolidated balance sheets. The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to resolution of certain tax matters, which could include payments on those tax matters. These resolutions and payments could reduce the Company’s liability for unrecognized tax benefits balance by approximately $0.3 million.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had no accrual for interest or penalties related to unrecognized tax benefits as of April 30, 2016 and approximately $0.7 million as of April 30, 2015. The Company accrued approximately $0.1 million of interest related to unrecognized tax benefits over the last three fiscal years.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

9. Property and Equipment

Property and equipment include the following:

	April 30,
	2016	2015
	(in thousands)
Computer equipment and software (1)	$148,769	$125,815
Leasehold improvements	59,858	44,832
Furniture and fixtures	43,069	32,800
Automobiles	2,103	1,496

	253,799	204,943
Less: accumulated depreciation and amortization	(158,363)	(142,855)

Property and equipment, net	$95,436	$62,088

(1)	Depreciation expense for capitalized software was $11.3 million, $9.0 million and $6.0 million during fiscal 2016, 2015 and 2014, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $32.3 million and $28.7 million as of April 30, 2016 and 2015, respectively.

Depreciation expense for property and equipment was $24.5 million, $19.4 million and $17.5 million during fiscal 2016, 2015 and 2014, respectively.

10. Long-Term Debt

Prior to June 15, 2016, the Company was party to a Credit Agreement with Wells Fargo Bank, National Association, as lender (the “Lender”), dated January 18, 2013, as amended by Amendment No. 1 dated as of December 12, 2014 (“Amendment No. 1”), Amendment No. 2 dated as of June 3, 2015 (“Amendment No. 2”), Amendment No. 3, dated as of September 23, 2015 (“Amendment No. 3”) and Amendment No. 4, dated as of November 20, 2015 (“Amendment No. 4”; the existing Credit Agreement, as amended by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4, the “Credit Agreement”).

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

The Credit Agreement includes customary and affirmative negative covenants. In particular, the Credit Agreements limit us to consummating permitted acquisitions, paying dividends to our stockholders and making share repurchases in any fiscal year to a cumulative total of $135.0 million, excluding the consideration paid in connection with the acquisition of Legacy Hay Group. Subject to the foregoing, pursuant to the Credit Agreement, the Company is permitted to pay up to $85.0 million in dividends and share repurchases, in the aggregate, in any fiscal year (subject to the satisfaction of certain conditions). The Credit Agreement also requires the Company to maintain $50.0 million in domestic liquidity, defined as unrestricted cash and/or marketable securities (excluding any marketable securities that are held in trust for the settlement of the Company’s obligation under certain deferred compensation plans) as a condition to consummating permitted acquisitions, paying dividends to our stockholders and repurchasing shares of our common stock. Undrawn amounts on the Company’s line of credit may be used to calculate domestic liquidity.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

The Credit Agreement includes minimum Adjusted EBITDA and maximum Total Funded Debt to Adjusted EBITDA ratio financial covenants (the “consolidated leverage ratio”) (in each case as defined in the Credit Agreement). As of April 30, 2016, the Company was in compliance with its debt covenants.

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

On November 23, 2015, the Company borrowed $150 million under the Term Facility. The Term Facility is payable in quarterly installments, with the final installment consisting of all remaining unpaid principal due on the term loan maturity date of September 23, 2020. The Company made $10.0 million in principal payments during fiscal 2016. As of April 30, 2016, there was $140.0 million outstanding under the Term Facility. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. The interest rate on the debt is Adjusted LIBOR plus a spread which is dependent on the Company’s leverage ratio, as discussed above. During fiscal 2016, the average interest rate on the term loan was 1.65%. On June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. See Note 16 Subsequent Event New Credit Agreement.

As of April 30, 2016 and 2015, there was no borrowing made under the Revolver. At April 30, 2016 and 2015, there was $2.8 million of standby letters of credit issued under the Credit Agreement. The Company had a total of $6.4 million and $1.6 million of standby letters of credits with other financial institutions as of April 30, 2016 and 2015, respectively.

The Company has outstanding borrowings against the CSV of COLI contracts of $68.4 million and $69.6 million at April 30, 2016 and 2015, respectively. CSV reflected in the accompanying consolidated balance sheet is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

11. Business Segments

The Company currently operates in three global businesses: Executive Search, Hay Group and Futurestep. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses three fundamental needs: Talent Strategy, Succession Management, and Leadership Development, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

Financial highlights by business segment are as follows:

	Year Ended April 30, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$471,145	$198,053	$—	$1,292,112
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967

Adjusted fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$482,112	$198,053	$—	$1,303,079

Total revenue	$386,256	$148,285	$83,206	$26,781	$644,528	$488,217	$213,969	$—	$1,346,714
Net income									$31,433
Other loss, net									4,167
Interest income, net									(237)
Equity in earnings of unconsolidated subsidiaries, net									(1,631)
Income tax provision									18,960

Operating income (loss)	$100,381	$20,607	$12,572	$(1,854)	$131,706	$(3,415)	$26,702	$(102,301)	52,692
Depreciation and amortization	3,267	1,029	941	312	5,549	21,854	2,386	6,431	36,220
Other (loss) income, net	(147)	433	21	312	619	(868)	364	(4,282)	(4,167)
Equity in earnings of unconsolidated subsidiaries, net	437	—	—	—	437	—	—	1,194	1,631
Net income attributable to noncontrolling interest	—	—	—	(491)	(491)	(29)	—	—	(520)

EBITDA	103,938	22,069	13,534	(1,721)	137,820	17,542	29,452	(98,958)	85,856

Restructuring charges, net	499	5,807	577	322	7,205	25,682	49	77	33,013
Integration/acquisition costs	—	—	—	—	—	17,607	—	27,802	45,409
Venezuelan foreign currency loss	—	—	—	6,635	6,635	7,085	—	—	13,720
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$104,437	$27,876	$14,111	$5,236	$151,660	$78,883	$29,501	$(70,335)	$189,709

Identifiable assets (1)	$227,228	$150,516	$86,394	$24,273	$488,411	$1,005,457	$104,396	$300,336	$1,898,600
Long-lived assets (1)	$19,044	$4,817	$3,708	$1,479	$29,048	$42,974	$4,635	$18,779	$95,436
Goodwill (1)	$48,320	$46,193	$972	$—	$95,485	$465,937	$28,650	$—	$590,072

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

	Year Ended April 30, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$330,634	$153,465	$84,148	$29,160	$597,407	$267,018	$163,727	$—	$1,028,152
Total revenue	$344,913	$158,052	$87,142	$29,218	$619,325	$275,220	$171,521	$—	$1,066,066
Net income									$88,357
Other income, net									(7,458)
Interest expense, net									1,784
Equity in earnings of unconsolidated subsidiaries, net									(2,181)
Income tax provision									33,526

Operating income (loss)	$80,818	$18,867	$14,631	$4,704	$119,020	$28,175	$19,940	$(53,107)	$114,028
Depreciation and amortization	3,515	1,764	1,045	350	6,674	13,427	1,882	5,614	27,597
Other income (loss), net	288	83	369	109	849	(22)	54	6,577	7,458
Equity in earnings of unconsolidated subsidiaries, net	426	—	—	—	426	—	—	1,755	2,181

EBITDA	85,047	20,714	16,045	5,163	126,969	41,580	21,876	(39,161)	151,264
Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	959	959

Adjusted EBITDA	$86,198	$24,701	$16,062	$5,392	$132,353	$44,338	$23,030	$(38,030)	$161,691

Identifiable assets (1)	$327,446	$156,072	$94,099	$25,328	$602,945	$265,546	$103,782	$345,528	$1,317,801
Long-lived assets (1)	$17,271	$3,885	$4,235	$966	$26,357	$12,377	$4,204	$19,150	$62,088
Goodwill (1)	$49,603	$45,922	$972	$—	$96,497	$129,549	$28,394	$—	$254,440

	Year Ended April 30, 2014
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$306,768	$147,917	$84,816	$29,374	$568,875	$254,636	$136,790	$—	$960,301
Total revenue	$321,473	$152,525	$87,606	$29,586	$591,190	$262,962	$141,407	$—	$995,559
Net income									$72,691
Other income, net									(9,769)
Interest expense, net									2,363
Equity in earnings of unconsolidated subsidiaries, net									(2,169)
Income tax provision									28,492

Operating income (loss)	$70,256	$23,168	$17,274	$5,654	$116,352	$23,847	$13,352	$(61,943)	$91,608
Depreciation and amortization	3,579	2,727	1,383	323	8,012	12,491	1,797	3,872	26,172
Other income, net	631	632	203	303	1,769	106	583	7,311	9,769
Equity in earnings of unconsolidated subsidiaries, net	383	—	—	—	383	—	—	1,786	2,169

EBITDA	74,849	26,527	18,860	6,280	126,516	36,444	15,732	(48,974)	129,718
Restructuring charges, net	816	460	60	—	1,336	1,149	1,134	63	3,682
Separation costs	—	—	—	—	—	—	—	4,500	4,500
Integration costs	—	—	—	—	—	—	—	394	394

Adjusted EBITDA	$75,665	$26,987	$18,920	$6,280	$127,852	$37,593	$16,866	$(44,017)	$138,294

Identifiable assets (1)	$295,865	$157,610	$83,292	$25,587	$562,354	$255,590	$111,036	$304,686	$1,233,666
Long-lived assets (1)	$18,647	$5,515	$2,978	$1,168	$28,308	$11,976	$2,550	$17,600	$60,434
Goodwill (1)	$52,086	$51,557	$972	$—	$104,615	$119,350	$33,617	$—	$257,582

(1)	As of the end of the fiscal year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Fee revenue attributed to an individual customer or country, other than the U.S., did not account for more than 10% of the total in fiscal year 2016, 2015 or 2014. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
U.S.	$669,585	$557,024	$507,280
Other countries	622,527	471,128	453,021

Total fee revenue	$1,292,112	$1,028,152	$960,301

Long-lived assets, excluding financial instruments and tax assets, classified by controlling countries over 10% of the total are as follows:

	Year Ended April 30,
	2016	2015	2014
	(in thousands)
U.S. (1)	$64,525	$50,103	$47,411
Other countries	30,911	11,985	13,023

Total long-lived assets	$95,436	$62,088	$60,434

(1)	Includes Corporate long-lived assets

12. Acquisitions

Following is a summary of acquisitions the Company completed during the periods indicated (no acquisitions were completed in fiscal 2014):

	Year Ended April 30,
	2016 (1)	2015 (2)
	(in thousands)
Receivables due from clients	$116,509	$3,085
Other current assets	15,587	56
Property and equipment	29,428	202
Intangibles assets	196,400	6,600
Other non-current assets	7,345	18
Current liabilities	125,640	2,635
Deferred compensation and other retirement plans	31,400	—
Deferred tax liabilities	58,729	—
Other liabilities	8,536	56

Net assets acquired	140,964	7,270
Purchase price	476,885	17,496

Goodwill	$335,921	$10,226

Integration/acquisition costs	$45,409	$959

Goodwill by segment — Hay Group	$335,921	$10,226

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

(1)	On December 1, 2015, the Company completed its acquisition of Legacy Hay Group, a global leader in people strategy and organizational performance, for $476.9 million, net of cash acquired. The purchase price consisted of $259.0 million in cash ($54 million from foreign locations), net of estimated cash acquired and 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed $150 million from the Term Facility, to finance a portion of the Legacy Hay Group acquisition purchase price. As part of the acquisition, the Company has committed to a $40 million retention pool (up to $5 million payable within one year of the closing of the acquisition) for certain employees of Legacy Hay Group subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

The acquisition strengthens the Company’s intellectual property, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities for assessment and development. It improves our ability to support the global business community not only in attracting top talent and designing compensation and reward incentives, but also with an integrated approach to the entire leadership and people continuum. Actual results of operations of Legacy Hay Group are included in the Company’s consolidated financial statements from December 1, 2015, the effective date of the acquisition, and includes $186.8 million, $740.2 million and $28.5 million in fee revenue, total assets and Adjusted EBITDA, respectively, with an Adjusted EBITDA margin of 14.4%, during fiscal 2016. Legacy Hay Group is included in the Hay Group segment.

(2)	On March 1, 2015, the Company acquired all outstanding membership interest of Pivot Leadership, a global provider of innovative, customized and scalable executive development programs, for $17.5 million, net of cash acquired, which includes $2.2 million in contingent consideration. As of April 30, 2016, the fair value of the contingent consideration increased to $3.0 million and is included in other liabilities in the accompanying consolidated balance sheets. The contingent consideration is based on the achievement of certain revenue targets and can be up to $6.5 million, payable in four installments in fiscal 2017 to 2020. The acquisition allows us to integrate the Company’s talent management solution with Pivot’s executive learning capabilities. Actual results of operations of Pivot Leadership are included in the Company’s consolidated financial statements from March 1, 2015, the effective date of the acquisition, and include $3.7 million and $20.0 million in fee revenue and total assets, respectively, during fiscal 2015. Tax deductible goodwill from the Pivot Leadership acquisition was $7.4 million and $8.0 million as of April 30, 2016 and 2015, respectively.

The aggregate purchase price for Legacy Hay Group was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. As of April 30, 2016, these allocations remain preliminary as it relates to, among other things, items such as income taxes. The measurement period for purchase price allocation ends as soon as information on the facts and circumstances becomes available, not to exceed 12 months. Adjustments to purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisitions occurred.

Pro forma financial information (unaudited)

Unaudited pro forma consolidated fee revenue was $1.6 billion and $1.6 billion for fiscal 2016 and 2015, respectively and unaudited pro forma consolidated net income was $23 million and $75 million for fiscal 2016 and 2015, respectively, as though the acquisition of Hay Group had occurred as of the beginning of fiscal 2015. The unaudited pro forma financial information is for illustrative purposes and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

The unaudited pro forma results primarily include adjustments for amortization charges for acquired intangible assets and property and equipment, compensation expense for retention awards and imputed interest expense on Term Facility and the related tax effect on the aforementioned items.

13. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Search
	North America	EMEA	Asia Pacific	Subtotal	Hay Group	Futurestep	Consolidated
	(in thousands)
Balance as of April 30, 2014.	$52,086	$51,557	$972	$104,615	$119,350	$33,617	$257,582
Additions	—	—	—	—	10,226	—	10,226
Exchange rate fluctuations.	(2,483)	(5,635)	—	(8,118)	(27)	(5,223)	(13,368)

Balance as of April 30, 2015.	49,603	45,922	972	96,497	129,549	28,394	254,440
Additions	—	—	—	—	335,921	—	335,921
Exchange rate fluctuations.	(1,283)	271	—	(1,012)	467	256	(289)

Balance as of April 30, 2016.	$48,320	$46,193	$972	$95,485	$465,937	$28,650	$590,072

Intangible assets include the following:

	April 30, 2016			April 30, 2015
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$125,099	$(19,910)	$105,189	$41,099	$(12,578)	$28,521
Intellectual property	33,100	(13,281)	19,819	22,900	(10,130)	12,770
Proprietary databases	4,256	(2,777)	1,479	4,256	(2,351)	1,905
Trademarks	3,986	(3,986)	—	3,986	(3,291)	695
Non-compete agreements	910	(753)	157	910	(673)	237

Total	$167,351	$(40,707)	126,644	$73,151	$(29,023)	44,128

Unamortized intangible assets:
Trademarks			106,000			3,800
Exchange rate fluctuations			383			(27)

Total Intangible assets			$233,027			$47,901

Acquisition-related intangible assets acquired in fiscal 2016 in connection with the acquisition of Legacy Hay Group consists of customer lists and intellectual property of $84.0 million and $10.2 million, respectively, with weighted-average useful lives from the date of purchase of 11 years and seven years, respectively. Acquisition-related intangible assets not subject to amortization acquired in connection with the acquisition of Legacy Hay Group consist of trademarks of $102.2 million. Acquisition-related intangible assets acquired in fiscal 2015 include customer lists, trademarks, and non-compete agreements of $6.2 million, $0.3 million, and $0.1 million, respectively. Customer lists, trademarks and non-compete agreements acquired in fiscal 2015 have a weighted-average useful lives from the date of purchase of 10 years, one year, and five years, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

Amortization expense for amortized intangible assets was $11.7 million, $8.2 million and $8.7 million during fiscal 2016, 2015 and 2014, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2017	$15,437
2018	14,742
2019	13,487
2020	13,204
2021	13,280
Thereafter	56,494

$126,644

All amortizable intangible assets will be fully amortized by the end of fiscal 2031.

14. Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2026. Total rental expense during fiscal 2016, 2015 and 2014 amounted to $45.5 million, $38.0 million and $39.6 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2017	$65,002
2018	62,257
2019	55,633
2020	49,396
2021	43,965
Thereafter	170,647

$446,900

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

April 30, 2016

Litigation

From time to time, the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

15. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statement of income data for the quarters in fiscal 2016 and 2015. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2016				Fiscal 2015
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$399,960	$344,158	$280,600	$267,394	$271,717	$249,545	$255,702	$251,188
Operating income (loss)	$4,842	$(14,067)	$29,013	$32,904	$28,092	$32,927	$34,416	$18,593
Net income (loss)	$6,375	$(15,995)	$17,971	$23,082	$25,482	$22,939	$25,403	$14,533
Net income (loss) attributable to Korn/Ferry International	$5,855	$(15,995)	$17,971	$23,082	$25,482	$22,939	$25,403	$14,533
Net earnings (loss) per common share:
Basic	$0.10	$(0.30)	$0.36	$0.46	$0.51	$0.46	$0.52	$0.30
Diluted	$0.10	$(0.30)	$0.35	$0.46	$0.51	$0.46	$0.51	$0.29

16. Subsequent Events

Quarterly Dividend Declaration

On June 15, 2016, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on July 15, 2016 to holders of the Company’s common stock of record at the close of business on June 27, 2016. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

New Credit Agreement

On June 15, 2016, the Company entered into a new senior secured $400 million Credit Agreement (the “New Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent ( to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay Group integration). The New Credit Agreement provides for, among other things: (a) a new senior secured term loan facility in an aggregate principal amount of $275 million (the “New Term Facility”); (b) a new senior secured revolving credit facility (the “New Revolver” and together with the New Term Facility,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 30, 2016

the “New Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions referenced above. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. Principal payments under the New Term Facility are as follows:

Year Ending April 30,	Principal Payments on New Term Loan
(in thousands)
2017	$15,469
2018	20,625
2019	25,781
2020	27,500
2021	27,500
Thereafter	158,125

$275,000

At the Company’s option, loans issued under the New Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the New Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the New Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the New Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the New Revolver and the New Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

April 30, 2016

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	(Charges) Recoveries to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2016	$9,958	$8,570	$(270)	$(6,966)	$11,292
Year Ended April 30, 2015	$9,513	$7,741	$(693)	$(6,603)	$9,958
Year Ended April 30, 2014	$9,097	$7,840	$291	$(7,715)	$9,513
Deferred tax asset valuation allowance:
Year Ended April 30, 2016	$21,608	$18,993	$—	$(18,571)	$22,030
Year Ended April 30, 2015	$26,969	$2,537	$—	$(7,898)	$21,608
Year Ended April 30, 2014	$27,731	$3,728	$—	$(4,490)	$26,969

(1)	Exchange rate fluctuations.

(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.