Form 10-Q
period 2016-07-31
KORN FERRY INTERNATIONAL
filed 2016-09-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding of our common stock as of September 6, 2016 was 57,901,738 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2016	April 30, 2016
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$244,073	$273,252
Marketable securities	3,475	11,338
Receivables due from clients, net of allowance for doubtful accounts of $12,674 and $11,292, respectively	341,984	315,975
Income taxes and other receivables	28,672	20,579
Prepaid expenses and other assets	53,196	43,130

Total current assets	671,400	664,274

Marketable securities, non-current	133,502	130,092
Property and equipment, net	99,980	95,436
Cash surrender value of company owned life insurance policies, net of loans	110,195	107,296
Deferred income taxes, net	26,232	27,163
Goodwill	587,615	590,072
Intangible assets, net	228,992	233,027
Investments and other assets	67,447	51,240

Total assets	$1,925,363	$1,898,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$33,719	$26,634
Income taxes payable	4,351	8,396
Compensation and benefits payable	147,617	266,211
Term loan	19,754	30,000
Other accrued liabilities	149,865	145,023

Total current liabilities	355,306	476,264

Deferred compensation and other retirement plans	217,957	216,113
Term loan, non-current	251,038	110,000
Deferred tax liabilities	13,664	5,088
Other liabilities	51,056	43,834

Total liabilities	889,021	851,299

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 70,576 and 69,723 shares issued and 57,898 and 57,272 shares outstanding, respectively	705,792	702,098
Retained earnings	398,412	401,113
Accumulated other comprehensive loss, net	(70,577)	(57,911)

Total Korn/Ferry International stockholders’ equity	1,033,627	1,045,300
Noncontrolling interest	2,715	2,001

Total stockholders’ equity	1,036,342	1,047,301

Total liabilities and stockholders’ equity	$1,925,363	$1,898,600

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2016	2015
	(in thousands, except per share data)
Fee revenue	$375,621	$267,394
Reimbursed out-of-pocket engagement expenses	17,312	11,941

Total revenue	392,933	279,335

Compensation and benefits	262,967	179,456
General and administrative expenses	55,342	37,491
Reimbursed expenses	17,312	11,941
Cost of services	16,832	10,120
Depreciation and amortization	11,444	7,423
Restructuring charges, net	24,520	—

Total operating expenses	388,417	246,431

Operating income	4,516	32,904
Other income (loss), net	4,259	(74)
Interest expense, net	(3,061)	(299)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	5,714	32,531
Equity in earnings of unconsolidated subsidiaries, net	79	725
Income tax provision	1,725	10,174

Net income	4,068	23,082
Net income attributable to noncontrolling interest	(860)	—

Net income attributable to Korn/Ferry International	$3,208	$23,082

Earnings per common share attributable to Korn/Ferry International:
Basic	$0.06	$0.46

Diluted	$0.06	$0.46

Weighted-average common shares outstanding:
Basic	56,189	49,493

Diluted	56,576	50,014

Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(unaudited)

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Net income	$4,068	$23,082

Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,274)	(15,632)
Deferred compensation and pension plan adjustments, net of tax	462	447
Unrealized losses on marketable securities, net of tax	—	(4)

Comprehensive (loss) income	(8,744)	7,893
Less: comprehensive income attributable to noncontrolling interest	(714)	—

Comprehensive (loss) income attributable to Korn/Ferry International	$(9,458)	$7,893

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$4,068	$23,082
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,444	7,423
Stock-based compensation expense	4,915	3,691
Provision for doubtful accounts	2,577	2,068
Gain on cash surrender value of life insurance policies	(2,498)	(2,494)
Gain on marketable securities	(3,915)	(665)
Deferred income taxes	5,410	5,124
Change in other assets and liabilities:
Deferred compensation	(5,866)	(1,820)
Receivables due from clients	(28,586)	(13,058)
Income tax and other receivables	(8,093)	1,145
Prepaid expenses and other assets	(10,066)	(4,869)
Investment in unconsolidated subsidiaries	(79)	(725)
Income taxes payable	(4,346)	(1,990)
Accounts payable and accrued liabilities	(93,866)	(96,737)
Other	(7,137)	(10,368)

Net cash used in operating activities	(136,038)	(90,193)

Cash flows from investing activities:
Purchase of property and equipment	(15,079)	(5,485)
Cash paid for acquisition, net of cash acquired	(2,880)	—
Purchase of marketable securities	(5,430)	(9,116)
Proceeds from sales/maturities of marketable securities	13,764	16,364
Premium on company-owned life insurance policies	(401)	(404)
Proceeds from life insurance policies	—	1,659
Dividends received from unconsolidated subsidiaries	230	806

Net cash (used in) provided by investing activities	(9,796)	3,824

Cash flows from financing activities:
Proceeds from term loan facility	275,000	—
Principal payment on term loan facility	(140,000)	—
Payment of contingent consideration from acquisition	(1,070)	—
Purchase of common stock	(4,161)	(6,573)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,430	2,379
Tax benefit related to stock-based compensation	332	4,064
Dividends paid to shareholders	(5,909)	(5,115)
Payments on life insurance policy loans	—	(1,151)

Net cash provided by (used in) financing activities	126,622	(6,396)

Effect of exchange rate changes on cash and cash equivalents	(9,967)	(11,559)

Net decrease in cash and cash equivalents	(29,179)	(104,324)
Cash and cash equivalents at beginning of period	273,252	380,838

Cash and cash equivalents at end of period	$244,073	$276,514

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2016

1.	Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive search on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and leadership & talent consulting services. The Company’s worldwide network of 128 offices in 52 countries enables it to meet the needs of its clients in all industries.

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2016 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of productized services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group is recognized as services are rendered for consulting engagements and other time based services,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of productized services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of July 31, 2016 and April 30, 2016, the Company included deferred revenue of $88.9 million and $95.9 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2016 and April 30, 2016, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 6 — Financial Instruments). Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in other income (loss), net.

Foreign Currency Forward Contracts Not Designated as Hedges

Beginning in the third quarter of fiscal 2016, the Company established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Hay Group acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts are recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statements of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

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

As of July 31, 2016 and April 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar financial instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2016, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There were no indicators of impairment as of July 31, 2016 and April 30, 2016 that would have required further testing.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2016 and April 30, 2016, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $42.4 million and $41.8 million during the three months ended July 31, 2016 and 2015, respectively, included in compensation and benefits expense in the consolidated statements of income.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Such charges included one-time employee termination benefits and the cost to terminate an office lease including remaining lease payments. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance simplifying the presentation of debt issue costs. The guidance requires debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than being classified as an asset. The Company adopted this guidance during the three months ended July 31, 2016 and as a result, $4.2 million of unamortized debt issuance costs associated with its senior secured Credit Agreement were classified as a direct deduction to the term loan as of July 31, 2016, of which $0.9 million was recorded to term loan, current, and $3.3 million was recorded to term loan, non-current. The adoption did not have a material impact on the consolidated financial statements as of April 30, 2016.

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted this guidance during the three months ended July 31, 2016 and the adoption did not have an impact on the financial statements of the Company.

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

In January 2016, the FASB issued guidance on the classification and measurement of financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities, generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk, be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. The Company is currently evaluating the effect the guidance will have on the consolidated financial statements.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

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

During the three months ended July 31, 2016 and 2015, all shares of outstanding options were included in the computation of diluted earnings per share. During both the three months ended July 31, 2016 and 2015, restricted stock awards of 0.5 million were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2016	2015
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$3,208	$23,082
Less: distributed and undistributed earnings to nonvested restricted stockholders	44	224

Basic net earnings attributable to common stockholders	3,164	22,858
Add: undistributed earnings to nonvested restricted stockholders	—	176
Less: reallocation of undistributed earnings to nonvested restricted stockholders	—	174

Diluted net earnings attributable to common stockholders	$3,164	$22,860

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	56,189	49,493
Effect of dilutive securities:
Restricted stock	316	452
Stock options	60	66
ESPP	11	3

Diluted weighted-average number of common shares outstanding	56,576	50,014

Net earnings per common share:
Basic earnings per share	$0.06	$0.46

Diluted earnings per share	$0.06	$0.46

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

3.	Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the three months ended July 31, 2016:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2016	$1,045,300	$2,001	$1,047,301
Comprehensive income (loss):
Net income	3,208	860	4,068
Foreign currency translation adjustments	(13,128)	(146)	(13,274)
Deferred compensation and pension plan adjustments, net of tax	462	—	462
Dividends declared	(5,909)	—	(5,909)
Purchase of stock	(4,161)	—	(4,161)
Issuance of stock	2,784	—	2,784
Stock-based compensation	4,739	—	4,739
Tax benefit from exercise of stock options and vesting of restricted stock	332	—	332

Balance as of July 31, 2016	$1,033,627	$2,715	$1,036,342

4.	Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive (loss)/income. Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive loss were as follows:

	July 31, 2016	April 30, 2016
	(in thousands)
Foreign currency translation adjustments	$(49,467)	$(36,339)
Deferred compensation and pension plan adjustments, net of tax	(21,110)	(21,572)

Accumulated other comprehensive loss, net	$(70,577)	$(57,911)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2016	$(36,339)	$(21,572)	$—	$(57,911)
Unrealized losses arising during the period	(13,128)	—	—	(13,128)
Reclassification of realized net losses to net income	—	462	—	462

Balance as of July 31, 2016	$(49,467)	$(21,110)	$—	$(70,577)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)
Unrealized losses arising during the period	(15,632)	—	(4)	(15,636)
Reclassification of realized net losses to net income	—	447	—	447

Balance as of July 31, 2015	$(36,551)	$(19,261)	$—	$(55,812)

(1)	The tax effect on the reclassifications of realized net losses was $0.3 million for both the three months ended July 31, 2016 and 2015.

5.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Restricted stock	$4,739	$3,554
ESPP	176	120
Stock options	—	17

Total stock-based compensation expense, pre-tax	4,915	3,691
Tax benefit from stock-based compensation expense	(1,484)	(1,154)

Total stock-based compensation expense, net of tax	$3,431	$2,537

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

July 31, 2016

three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units are determined by using extensive market data that is based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to the fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock units on a straight-line basis over the vesting period. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest, based on the probability that certain performance objectives will be met, exceeded, or fall below target levels, and the Company takes into account these estimates when calculating the expense for the period.

Restricted stock activity during the three months ended July 31, 2016 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2016	1,506	$34.12
Granted	718	$19.89
Vested	(666)	$21.80
Forfeited/expired	(11)	$26.35

Non-vested, July 31, 2016	1,547	$32.87

As of July 31, 2016, there were 0.6 million shares and 0.1 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $11.7 million and $9.3 million, respectively.

As of July 31, 2016, there was $41.6 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. During the three months ended July 31, 2016 and 2015, 185,754 shares and 188,104 shares of restricted stock totaling $4.2 million and $6.6 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2016, employees purchased 114,011 shares at $17.60 per share. During the three months ended July 31, 2015, employees purchased 44,334 shares at $29.55 per share. As of July 31, 2016, the ESPP had approximately 1.4 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2016 and 2015, the Company issued 32,470 shares and 71,428 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.4 million and $1.1 million, respectively.

No shares were repurchased during the three months ended July 31, 2016 and 2015, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

6.	Financial Instruments

The following tables show the Company’s cash, trading securities and foreign currency forward contracts’ cost, gross unrealized gains, gross unrealized losses and fair value by significant category recorded as cash and cash equivalents, current portion of current marketable securities, non-current marketable securities, or other accrued liabilities as of July 31, 2016 and April 30, 2016:

	July 31, 2016
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$119,660	$—	$—	$119,660	$119,660	$—	$—	$—
Money market funds	124,413	—	—	124,413	124,413	—	—	—
Mutual funds (1)	134,447	3,477	(947)	136,977	—	3,475	133,502	—

Total	$378,520	$3,477	$(947)	$381,050	$244,073	$3,475	$133,502	$—

Level 2:
Foreign currency forward contracts	$—	$419	$(966)	$(547)	$—	$—	$—	$(547)

	April 30, 2016
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$155,702	$—	$—	$155,702	$155,702	$—	$—	$—
Money market funds	117,550	—	—	117,550	117,550	—	—	—
Mutual funds (1)	142,588	1,395	(2,553)	141,430	—	11,338	130,092	—

Total	$415,840	$1,395	$(2,553)	$414,682	$273,252	$11,338	$130,092	$—

Level 2:
Foreign currency forward contracts	$—	$324	$(1,041)	$(717)	$—	$—	$—	$(717)

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $133.9 million and $138.8 million as of July 31, 2016 and April 30, 2016, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). During the three months ended July 31, 2016 and 2015, the fair value of the investments increased; therefore, the Company recognized income of $3.9 million and $0.7 million, respectively, which was recorded in other income (loss), net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of July 31, 2016 and April 30, 2016, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of July 31, 2016 and April 30, 2016, the Company does not hold marketable securities classified as available-for-sale. During the three months ended July 31, 2015, the Company received $3.0 million in proceeds from maturities of available-for-sale marketable securities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

Non-Designated Derivatives

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2016	April 30, 2016
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$419	$324
Derivative liabilities:
Foreign currency forward contracts	$966	$1,041

As of July 31, 2016, the total notional amounts of the forward contracts purchased and sold were $13.1 million and $58.5 million, respectively. As of April 30, 2016, the total notional amounts of the forward contracts purchased and sold were $14.5 million and $44.3 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. The Company incurred an immaterial net gain related to forward contracts during the three months ended July 31, 2016, which is recorded in general and administrative expenses in the accompanying consolidated statements of income. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

7.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions. Among these plans is a defined benefit pension plan for Hay Group employees in the United States. The assets of this plan are held separately from the assets of the sponsors in self-administered funds. The plan is funded consistent with local statutory requirements and the Company does not expect to make any contribution to this plan during fiscal 2017. All other defined benefit obligations from other plans are unfunded.

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2016	2015
	(in thousands)
Interest cost	$1,062	$703
Amortization of actuarial loss	763	731
Service cost	609	—
Expected return on plan assets	(390)	—

Net periodic benefit costs	$2,044	$1,434

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans mentioned above that are unfunded. The gross CSV of these contracts of $178.6 million and $175.7 million is offset by outstanding policy loans of $68.4 million in the accompanying consolidated balance sheets as of July 31, 2016 and April 30, 2016, respectively. The CSV value of the underlying COLI investments increased by $2.5 million during both the three months ended July 31, 2016 and 2015, respectively, recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statements of income. Participants generally vest in Company contributions over a four to five year period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2016 and 2015, deferred compensation liability increased; therefore, the Company recognized in compensation expense $3.2 million and $0.7 million, respectively. Offsetting these increases in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $3.9 million and $0.7 million during the three months ended July 31, 2016 and 2015, respectively, recorded in other income (loss), net on the consolidated statements of income (see Note 6 —Financial Instruments).

8.	Restructuring Charges, Net

The Company continued the implementation of the fiscal 2016 restructuring plan during the three months ended July 31, 2016 in order to integrate the Hay Group entities that were acquired in the prior year acquisition by eliminating redundant positions and operational and general and administrative expenses and consolidating office space. This resulted in restructuring charges of $24.5 million in the three months ended July 31, 2016, of which $11.5 million relates to severance and $13.0 million relates to consolidation of office space.

Changes in the restructuring liability during the three months ended July 31, 2016 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2016	$5,293	$669	$5,962
Restructuring charges, net	11,472	13,048	24,520
Reductions for cash payments	(4,788)	(1,787)	(6,575)
Reductions for non-cash charges	—	(2,480)	(2,480)
Exchange rate fluctuations	(111)	(66)	(177)

Liability as of July 31, 2016	$11,866	$9,384	$21,250

As of July 31, 2016 and April 30, 2016, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $4.5 million and $0.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	July 31, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$743	$525	$1,268
Europe, Middle East and Africa (“EMEA”)	414	84	498
Asia Pacific	6	44	50
Latin America	17	166	183

Total Executive Search	1,180	819	1,999
Hay Group	10,563	8,361	18,924
Futurestep	—	204	204
Corporate	123	—	123

Liability as of July 31, 2016	$11,866	$9,384	$21,250

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

	April 30, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$5	$5
EMEA	1,533	23	1,556
Asia Pacific	33	—	33

Total Executive Search	1,566	28	1,594
Hay Group	3,727	396	4,123
Futurestep	—	245	245

Liability as of April 30, 2016	$5,293	$669	$5,962

9.	Business Segments

The Company currently operates in three global businesses: Executive Search, Hay Group and Futurestep. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses three fundamental needs: Talent Strategy, Succession Management, and Leadership Development, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$174,582	$54,678	$—	$375,621
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$178,117	$54,678	$—	$379,156

Total revenue	$85,425	$36,249	$20,180	$9,614	$151,468	$181,508	$59,957	$—	$392,933

Net income									4,068
Other income, net									(4,259)
Interest expense, net									3,061
Equity in earnings of unconsolidated subsidiaries, net									(79)
Income tax provision									1,725

Operating income (loss)	$16,468	$6,027	$2,102	$2,330	$26,927	$(7,743)	$7,513	$(22,181)	$4,516
Depreciation and amortization	830	211	225	114	1,380	8,016	623	1,425	11,444
Other income (loss), net	288	24	87	73	472	235	(2)	3,554	4,259
Equity in earnings of unconsolidated subsidiaries, net	79	—	—	—	79	—	—	—	79

EBITDA	17,665	6,262	2,414	2,517	28,858	508	8,134	(17,202)	20,298
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	4,264	—	3,763	8,027
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$19,371	$6,390	$3,036	$2,877	$31,674	$29,795	$8,134	$(13,223)	$56,380

	Three Months Ended July 31, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$90,359	$36,090	$19,215	$6,426	$152,090	$69,240	$46,064	$—	$267,394
Total revenue	$94,399	$37,171	$19,990	$6,432	$157,992	$71,441	$49,902	$—	$279,335

Net income									$23,082
Other loss, net									74
Interest expense, net									299
Equity in earnings of unconsolidated subsidiaries, net									(725)
Income tax provision									10,174

Operating income (loss)	$24,145	$6,276	$2,986	$1,508	$34,915	$7,495	$6,189	$(15,695)	$32,904
Depreciation and amortization	827	365	246	78	1,516	3,748	585	1,574	7,423
Other income (loss), net	32	143	18	239	432	(863)	—	357	(74)
Equity in earnings of unconsolidated subsidiaries, net	86	—	—	—	86	—	—	639	725

EBITDA	25,090	6,784	3,250	1,825	36,949	10,380	6,774	(13,125)	40,978
Integration/acquisition costs	—	—	—	—	—	329	—	345	674

Adjusted EBITDA	$25,090	$6,784	$3,250	$1,825	$36,949	$10,709	$6,774	$(12,780)	$41,652

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

July 31, 2016

10.	Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”); (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of July 31, 2016, the Company was in compliance with its debt covenants.

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments beginning on September 30, 2016. As of July 31, 2016, $275.0 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous Facility. During the three months ended July 31, 2016, the average rate on the Term Facility was 2.40%.

As of July 31, 2016 and April 30, 2016, the Company had no borrowings under the Revolver. At July 31, 2016 and April 30, 2016, there were $2.8 million of standby letters of credit issued under its long-term debt arrangements. The Company had a total of $5.6 million and $6.4 million of standby letters of credits with other financial institutions as of July 31, 2016 and April 30, 2016, respectively.

11.	Subsequent Events

Quarterly Dividend Declaration

On September 7, 2016, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on October 14, 2016 to holders of the Company’s common stock of record at the close of business on September 26, 2016. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2016 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. Our services include Executive Search, advisory solutions and products through Hay Group and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 73% of the executive searches we performed in fiscal 2016 were for board level, chief executive and other senior executive and general management positions. Our 5,575 executive search clients in fiscal 2016 included many of the world’s largest and most prestigious public and private companies, including approximately 54% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 84% of assignments performed (without giving effect to Legacy Hay assignments) during fiscal 2016 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

Superior performance comes from having the right conditions for success in two key areas – the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help operationalize a client’s complete strategy or address any combination of six broad categories:

Organization Design	We establish the conditions for success by clarifying strategy; designing an operating model and organization structure that aligns to it; and defining a high performance culture. We enable strategic change by engaging and motivating people to perform.

Talent Strategy and Work Design	We map talent strategy to business strategy and help organizations put their plan into action. We help organizations to make sure they have the right people, in the right roles, engaged and enabled to do the right things - both now and in the future.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things - with rewards they value - at a cost the organization can afford.

Assessment and Succession

We provide actionable, research-backed insight that allows organizations to understand the talent they have, benchmarked against the talent they need to deliver on the business strategy.

Our assessments allow leaders to make the right decisions about their people for today, and to prepare the right leaders to be ready - when and where they are needed - in the future.

Executive Search and Recruitment	We integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions at organizations across every sector.

Leadership Development	We combine expertise, science, and proven techniques with forward thinking and creativity to build leadership experiences that help entry- to senior-level leaders grow and deliver superior results.

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure in order to eliminate redundant positions and real estate that were created due to the acquisition of HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015. In particular, the majority of our efforts in fiscal 2016, were focused on activities associated with integration of our go-to-market activities, our intellectual property and content, our solution sets and service offerings, and our back office systems and business processes. We continued to implement this plan during the first quarter of fiscal 2017 and in connection with the plan, recorded $24.5 million of restructuring charges with $11.5 million relating to severance costs and $13.0 million relating to the consolidation of office space during the three months ended July 31, 2016. No restructuring charges were incurred during the three months ended July 31, 2015.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 9 – Business Segments, in the Notes to Unaudited Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the three months ended July 31, 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. Management will no longer have adjusted fee revenue after this quarter. Adjusted EBITDA is a non-GAAP financial measure. It has limitations as an analytical tool, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, it may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA.

Similarly, adjusted fee revenue is a non-GAAP financial measure. Adjusted fee revenue is not a measure that substitutes an individually tailored revenue recognition or measurement method for those of GAAP, rather, it is an adjustment for a short period of time that will provide better comparability in the current and future periods. Management believes the presentation of adjusted fee revenue assists management in its evaluation of ongoing operations and provides useful information to investors because it allows investors to make more meaningful period-to-period comparisons of the Company’s operating results, to better identify operating trends that may otherwise be distorted by write-offs required under business combination accounting and to perform related trend analysis, and provides a higher degree of transparency of information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making.

Fee revenue increased $108.2 million, or 40% in the three months ended July 31, 2016 to $375.6 million compared to $267.4 million in the three months ended July 31, 2015, with increases in fee revenue in Hay Group and Futurestep offset by lower fee revenue in Executive Search. During the three months ended July 31, 2016, we recorded operating income of $4.5 million with Executive Search and Futurestep segments contributing $26.9 million and $7.5 million, respectively, offset by the operating losses from Hay Group and Corporate segments of $7.7 million and $22.2 million, respectively. Net income during the three months ended July 31, 2016 and 2015 was $4.1 million and $23.1 million, respectively. Adjusted EBITDA was $56.4 million during the three months ended July 31, 2016 with Executive Search, Hay Group and Futurestep segments contributing $31.7 million, $29.8 million, and $8.1 million, respectively, offset by corporate expenses net of other income of $13.2 million. Adjusted EBITDA increased $14.7 million during the three months ended July 31, 2016, from Adjusted EBITDA of $41.7 million in the year-ago quarter.

Our cash, cash equivalents and marketable securities decreased $33.6 million, or 8%, to $381.1 million at July 31, 2016, compared to $414.7 million at April 30, 2016. This decrease is mainly due to bonuses earned in fiscal 2016 and paid during the first quarter of fiscal 2017, $15.1 million in payments for the purchase of fixed assets, $5.9 million in dividends paid during first quarter of fiscal 2017, offset by the drawdown of $275 million on the new term loan of which $140 million of the proceeds were used to pay-off the term loan that was outstanding as of April 30, 2016 and cash provided by operating activities. As of July 31, 2016, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $134.4 million and a fair value of $137.0 million. Our vested and unvested obligations for which these assets were held in trust totaled $133.9 million as of July 31, 2016.

Our working capital increased by $128.1 million to $316.1 million in the three months ended July 31, 2016. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at July 31, 2016 and April 30, 2016. As of July 31, 2016 and April 30, 2016, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We have a total of $5.6 million and $6.4 million of standby letters of credits with other financial institutions as of July 31, 2016 and April 30, 2016, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2016	2015
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	4.6	4.5

Total revenue	104.6	104.5
Compensation and benefits	70.0	67.1
General and administrative expenses	14.7	14.0
Reimbursed expenses	4.6	4.5
Cost of services	4.5	3.8
Depreciation and amortization	3.0	2.8
Restructuring charges, net	6.5	—

Operating income	1.2	12.3

Net income	1.1%	8.6%

Net income attributable to Korn/Ferry International	0.9%	8.6%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2016		2015
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$81,802	21.8%	$90,359	33.8%
EMEA	35,370	9.4	36,090	13.5
Asia Pacific	19,626	5.2	19,215	7.2
Latin America.	9,563	2.5	6,426	2.4

Total Executive Search	$146,361	39.0	152,090	56.9
Hay Group	174,582	46.5	69,240	25.9
Futurestep	54,678	14.6	46,064	17.2

Total fee revenue	375,621	100.0%	267,394	100.0%

Reimbursed out-of-pocket engagement expense	17,312		11,941

Total revenue	$392,933		$279,335

	Three Months Ended July 31,
	2016		2015
	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income
Executive Search:
North America	$16,468	20.1%	$24,145	26.7%
EMEA	6,027	17.0	6,276	17.4
Asia Pacific	2,102	10.7	2,986	15.5
Latin America.	2,330	24.4	1,508	23.5

Total Executive Search	26,927	18.4	34,915	23.0
Hay Group	(7,743)	(4.4)	7,495	10.8
Futurestep	7,513	13.7	6,189	13.4
Corporate	(22,181)		(15,695)

Total operating income	$4,516	1.2%	$32,904	12.3%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$174,582	$54,678	$—	$375,621
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$178,117	$54,678	$—	$379,156

Total revenue	$85,425	$36,249	$20,180	$9,614	$151,468	$181,508	$59,957	$—	$392,933

Net income									$4,068
Other income, net									(4,259)
Interest expense, net									3,061
Equity in earnings of unconsolidated subsidiaries, net									(79)
Income tax provision									1,725

Operating income (loss)	$16,468	$6,027	$2,102	$2,330	$26,927	$(7,743)	$7,513	$(22,181)	4,516
Depreciation and amortization	830	211	225	114	1,380	8,016	623	1,425	11,444
Other income (loss), net	288	24	87	73	472	235	(2)	3,554	4,259
Equity in earnings of unconsolidated subsidiaries, net	79	—	—	—	79	—	—	—	79

EBITDA	17,665	6,262	2,414	2,517	28,858	508	8,134	(17,202)	20,298
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	4,264	—	3,763	8,027
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$19,371	$6,390	$3,036	$2,877	$31,674	$29,795	$8,134	$(13,223)	$56,380

Adjusted EBITDA margin	23.7%	18.1%	15.5%	30.1%	21.6%	16.7%	14.9%		14.9%

	Three Months Ended July 31, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$90,359	$36,090	$19,215	$6,426	$152,090	$69,240	$46,064	$—	$267,394
Total revenue	$94,399	$37,171	$19,990	$6,432	$157,992	$71,441	$49,902	$—	$279,335

Net income									$23,082
Other loss, net									74
Interest expense, net									299
Equity in earnings of unconsolidated subsidiaries, net									(725)
Income tax provision									10,174

Operating income (loss)	$24,145	$6,276	$2,986	$1,508	$34,915	$7,495	$6,189	$(15,695)	32,904
Depreciation and amortization	827	365	246	78	1,516	3,748	585	1,574	7,423
Other income (loss), net	32	143	18	239	432	(863)	—	357	(74)
Equity in earnings of unconsolidated subsidiaries, net	86	—	—	—	86	—	—	639	725

EBITDA	25,090	6,784	3,250	1,825	36,949	10,380	6,774	(13,125)	40,978
Integration/acquisition costs	—	—	—	—	—	329	—	345	674

Adjusted EBITDA	$25,090	$6,784	$3,250	$1,825	$36,949	$10,709	$6,774	$(12,780)	$41,652

Adjusted EBITDA margin	27.8%	18.8%	16.9%	28.4%	24.3%	15.5%	14.7%		15.6%

Three Months Ended July 31, 2016 Compared to Three Months Ended July 31, 2015

Fee Revenue

Fee Revenue. Fee revenue went up by $108.2 million, or 40%, to $375.6 million in the three months ended July 31, 2016 compared to $267.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $8.4 million, or 3%, in the three months ended July 31, 2016 compared to the year-ago quarter. The higher fee revenue was attributable to growth in Hay Group and Futurestep, offset with the decrease in Executive Search. The increase in Hay Group was primarily due to the Legacy Hay acquisition, which was consummated in the third quarter of fiscal 2016.

Executive Search. Executive Search reported fee revenue of $146.4 million, a decrease of $5.7 million, or 4%, in the three months ended July 31, 2016 compared to $152.1 million in the year-ago quarter. As detailed below, Executive Search fee revenue was lower in North America and EMEA, offset by higher fee revenue in the Latin America and Asia Pacific regions in the three months ended July 31, 2016 as compared to the year-ago quarter. The lower fee revenue in Executive Search was mainly due to an 11% decrease in the weighted-average fees billed per engagement, partially offset by a 7% increase in engagements billed during the three months ended July 31, 2016 as compared to the year-ago quarter. The consolidation of our Mexico subsidiary that we obtained control of in the fourth quarter of fiscal 2016 drove a 5% decrease in the weighted-average fees billed per engagement. Exchange rates unfavorably impacted fee revenue by $3.6 million, or 2%, in the three months ended July 31, 2016, when compared to the year-ago quarter.

North America reported fee revenue of $81.8 million, a decrease of $8.6 million, or 10%, in the three months ended July 31, 2016 compared to $90.4 million in the year-ago quarter. North America’s fee revenue was lower due to a 6% decrease in the weighted-average fees billed per engagement and a 4% decrease in the number of engagements billed during the three months ended July 31, 2016 compared to the year-ago quarter. The overall decrease in fee revenue was driven by a decline in the industrial, technology, life sciences/healthcare, and financial services sectors as compared to the year-ago quarter, partially offset by the growth in the consumer goods sector. Exchange rates unfavorably impacted fee revenue by $0.2 million in the three months ended July 31, 2016, when compared to the year-ago quarter.

EMEA reported fee revenue of $35.4 million, a decrease of $0.7 million, or 2%, in the three months ended July 31, 2016 compared to $36.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.5 million, or 4%, in the three months ended July 31, 2016, when compared to the year-ago quarter. EMEA’s fee revenue was lower due to a 4% decrease in the weighted-average fees billed per engagement, offset by a 2% increase in the number of engagements billed during the three months ended July 31, 2016 compared to the year-ago quarter. The performance in existing offices in Switzerland and France were the primary contributors to the decrease in fee revenue in the three months ended July 31, 2016 compared to the year-ago quarter, offset by an increase in fee revenue in Germany and United Arab Emirates. In terms of business sectors, life sciences/healthcare experienced the largest decline in fee revenue in the three months ended July 31, 2016 as compared to the year-ago quarter, partially offset by an increase in the technology sector.

Asia Pacific reported fee revenue of $19.6 million, an increase of $0.4 million, or 2%, in the three months ended July 31, 2016 compared to $19.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.5 million, or 3%, in the three months ended July 31, 2016, when compared to the year-ago quarter. The increase in fee revenue was due to a 6% increase in the number of engagements billed, offset by a 3% decrease in the weighted-average fees billed per engagement in the three months ended July 31, 2016 compared to the year-ago quarter. The performance in China, Japan, and India were the primary contributors to the increase in fee revenue in the three months ended July 31, 2016 compared to the year-ago quarter, offset by a decrease in fee revenue in Australia. Financial services and consumer goods were the main sectors contributing to the increase in fee revenue in the three months ended July 31, 2016 as compared to the year-ago quarter, partially offset by a decline in fee revenue in the industrial sector.

Latin America reported fee revenue of $9.6 million, an increase of $3.2 million, or 50%, in the three months ended July 31, 2016 compared to $6.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue for Latin America by $1.4 million, or 22%, in the three months ended July 31, 2016, when compared to the year-ago quarter. The increase is due to $4.4 million in fee revenue from our Mexican subsidiary that we began consolidating in the fourth quarter of fiscal 2016 as a result of obtaining control of the entity. The rest of the change primarily relates to an increase in fee revenue in Brazil, offset by lower fee revenues in Venezuela in the three months ended July 31, 2016 compared to the year-ago quarter. Industrial, financial services, consumer goods, and life sciences/healthcare were the main sectors contributing to the growth in fee revenue in the three months ended July 31, 2016 compared to the year-ago quarter.

Hay Group. Hay Group reported fee revenue of $174.6 million, an increase of $105.4 million, or 152%, in the three months ended July 31, 2016 compared to $69.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.4 million, or 5%, compared to the year-ago quarter. The increase in fee revenue was primarily due to the legacy Hay acquisition which was consummated in the third quarter of fiscal 2016. As a result of the Legacy Hay acquisition, consulting fee revenue was higher by $70.5 million in the three months ended July 31, 2016 compared to the year-ago quarter, with the remaining increase generated by product revenue.

Futurestep. Futurestep reported fee revenue of $54.7 million, an increase of $8.6 million, or 19%, in the three months ended July 31, 2016 compared to $46.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.4 million, or 3%, in the three months ended July 31, 2016. Higher fee revenues in RPO and professional search of $5.4 million and $2.9 million, respectively drove the increase in fee revenue. The increase in fee revenue in professional search was due to a 14% increase in the number of engagements billed in the three months ended July 31, 2016 compared to the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased $83.5 million, or 47%, to $263.0 million in the three months ended July 31, 2016 from $179.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $5.3 million, or 3%, in the three months ended July 31, 2016 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition and $5.3 million in integration/acquisition costs compared to the year-ago quarter. The acquisition was the main factor for increases of $59.1 million, $2.2 million, $1.7 million and $1.1 million in salaries and related payroll taxes, retirement plans, insurance costs and outside contractors, respectively. Also contributing to the increase in compensation and benefits was an increase in the amortization of long-term incentive awards of $2.6 million, $1.3 million in higher stock based compensation and a change in the fair value of vested amounts owed under certain deferred compensation plans of $2.5 million in the three months ended July 31, 2016 compared to the year-ago quarter due to market movements.

Executive Search compensation and benefits expense decreased by $0.7 million, to $98.7 million in the three months ended July 31, 2016 compared to $99.4 million in the year-ago quarter. This decrease was primarily due to lower performance related bonus expense of $7.3 million, partially offset by an increase of $3.3 million in salaries and related payroll expense, $2.0 million in the amortization of long-term incentive awards and $2.3 million in increased compensation expenses associated with our deferred compensation plans during the three months ended July 31, 2016 compared to the year-ago quarter due to market movements. The decrease in performance related bonus expense was principally due to lower fee revenue and profitability. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the three months ended July 31, 2016 from 65% in the year-ago quarter.

Hay Group compensation and benefits expense increased $73.8 million, or 178%, to $115.3 million in the three months ended July 31, 2016 from $41.5 million in the year-ago quarter. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition and $4.0 million in integration/acquisition costs compared to the year-ago quarter. Due to the acquisition, average headcount increased by 297% during the three months ended July 31, 2016 compared to the year-ago quarter, resulting in higher salaries and related payroll taxes, performance related bonus expense, retirement plans and insurance costs of $50.3 million, $7.8 million, $1.7 million and $1.5 million, respectively. Hay Group compensation and benefits expense, as a percentage of fee revenue, increased to 66% in the three months ended July 31, 2016 from 60% in the year-ago quarter.

Futurestep compensation and benefits expense increased $6.7 million, or 21%, to $38.0 million in the three months ended July 31, 2016 from $31.3 million in the year-ago quarter. Salaries and related payroll taxes were the primary drivers which increased by $5.3 million due to a 29% increase in the average headcount in the three months ended July 31, 2016 compared to the year-ago quarter. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 69% in the three months ended July 31, 2016 compared to 68% in the year-ago quarter.

Corporate compensation and benefits expense increased by $3.7 million, or 51%, to $11.0 million in the three months ended July 31, 2016 from $7.3 million in the year-ago quarter. Excluding $1.3 million of integration/acquisition costs related to the Legacy Hay acquisition, compensation and benefits expense increased $2.4 million in the three months ended July 31, 2016 as compared to the year-ago quarter. This increase was mainly due to an increase of $1.1 million and $0.9 million in stock based compensation and expenses associated with our deferred compensation plans, respectively in the three months ended July 31, 2016 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased $17.8 million, or 48%, to $55.3 million in the three months ended July 31, 2016 compared to $37.5 million in the three months ended July 31, 2015. Exchange rates favorably impacted general and administrative expenses by $1.4 million, or 4%, during the three months ended July 31, 2016 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition that took place in the third quarter of fiscal 2016 and $2.1 million in integration/acquisition costs compared to the year-ago quarter. The acquisition was the main factor for increases of $11.3 million, $2.1 million, $1.6 million and $1.2 million in premise and office expense, business development expenses, legal and other professional expenses and travel related expenses, respectively. General and administrative expenses, as a percentage of fee revenue, was 15% in the three months ended July 31, 2016 compared to 14% in the year-ago quarter.

Executive Search general and administrative expenses decreased $0.5 million, or 3%, to $16.1 million in the three months ended July 31, 2016 from $16.6 million in the year-ago quarter. General and administrative expenses decreased due to higher foreign exchange gains of $0.7 million during the three months ended July 31, 2016 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the three months ended July 31, 2016 and 2015.

Hay Group general and administrative expenses increased $15.4 million, or 177%, to $24.1 million in the three months ended July 31, 2016 compared to $8.7 million in the three months ended July 31, 2015. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition. The acquisition was the main factor for increases of $10.7 million, $1.6 million, $ 1.3 million and $1.2 million in premise and office expense, business development expenses, legal and other professional expenses and travel related expenses, respectively. Hay Group general and administrative expenses, as a percentage of fee revenue, was 14% in the three months ended July 31, 2016 compared to 13% in the year-ago quarter.

Futurestep general and administrative expenses were $5.6 million and $5.4 million, respectively, in the three months ended July 31, 2016 and 2015. Futurestep general and administrative expenses, as a percentage of fee revenue, was 10% in the three months ended July 31, 2016 compared to 12% in the year-ago quarter.

Corporate general and administrative expenses increased $2.7 million, or 40%, to $9.5 million in the three months ended July 31, 2016 compared to $6.8 million in the year-ago quarter. The increase in general and administrative expenses was driven by $2.4 million in integration/acquisition costs associated with the Legacy Hay acquisition incurred in the three months ended July 31, 2016.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $6.7 million, or 66%, to $16.8 million in the three months ended July 31, 2016 compared to $10.1 million in the year-ago quarter. The increase is mainly due to higher fee revenue in Hay Group due to the Legacy Hay acquisition. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended July 31, 2016 and 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $11.4 million, an increase of $4.0 million, or 54%, in the three months ended July 31, 2016 compared to $7.4 million in the year-ago quarter. The increase is mainly due to the Legacy Hay acquisition. The increase relates primarily to technology investments that were made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the three months ended July 31, 2016, we continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in the prior year by eliminating redundant positions and operational and general and administrative expenses and consolidation of office space. As a result, we recorded $24.5 million of restructuring charges with $11.5 million of severance costs and $13.0 million relating to the consolidation of office space during the three months ended July 31, 2016. No restructuring charges, net were incurred during the three months ended July 31, 2015.

Operating Income

Operating income was $4.5 million in the three months ended July 31, 2016 as compared to operating income of $32.9 million in the year-ago quarter. This decrease in operating income resulted from increases of $83.5 million in compensation and benefits expense (which included $5.3 million in integration/acquisition costs), $24.5 million in restructuring charges, net, $17.8 million in general and administrative expenses (which included $2.1 million in integration/acquisition costs), $6.7 million cost of services expense and $4.0 million of depreciation and amortization expenses. These changes were partially offset by higher fee revenue of $108.2 million during the three months ended July 31, 2016 as compared to the year-ago quarter.

Executive Search operating income decreased $8.0 million to $26.9 million in the three months ended July 31, 2016 as compared to $34.9 million in the year-ago quarter. The decrease in Executive Search operating income was driven by lower fee revenue of $5.7 million and an increase of $2.8 million in restructuring charges, net. Executive Search operating income, as a percentage of fee revenue, was 18% in the three months ended July 31, 2016 as compared to 23% in the year-ago quarter.

Hay Group operating loss was $7.7 million primarily in the three months ended July 31, 2016 as compared to operating income of $7.5 million in the year-ago quarter. The change was primarily driven by increases in compensation and benefits expense (which included $4.0 million in integration/acquisition costs), restructuring charges, net and general and administrative expenses of $73.8 million, $21.5 million and $15.4 million, respectively in the three months ended July 31, 2016 compared to the year-ago quarter. Further contributing the decline was an increase in cost of services expense and depreciation and amortization expense of $5.6 million and $4.3 million, respectively. Partially offsetting these changes in operating loss was an increase in fee revenue of $105.4 million mainly due to the Legacy Hay acquisition. Hay Group operating loss, as a percentage of fee revenue, was 4% in the three months ended July 31, 2016 compared to operating income as a percentage of fee revenue of 11% in the year-ago quarter.

Futurestep operating income increased by $1.3 million to $7.5 million in the three months ended July 31, 2016 from $6.2 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to $8.6 million in higher fee revenue, partially offset by an increase of $6.7 million in compensation and benefits expense in the three months ended July 31, 2016 compared to the year-ago quarter. The change in compensation and benefits expense was driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep operating income, as a percentage of fee revenue, was 14% in the three months ended July 31, 2016 compared to 13% in the three months ended July 31, 2015.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased $19.9 million, or 86%, to $3.2 million in the three months ended July 31, 2016 compared to $23.1 million in the year-ago quarter. The decrease was due to higher operating expenses of $142.0 million, offset by an increase in total revenue of $113.6 million and a decrease in income tax provision of $8.4 million due to lower profitability.

Adjusted EBITDA

Adjusted EBITDA increased $14.7 million to $56.4 million in the three months ended July 31, 2016 as compared to $41.7 million in the year-ago quarter. This increase was driven by higher adjusted fee revenue of $111.8 million (which included a $3.5 million deferred revenue adjustment related to the Legacy Hay acquisition) and an increase in the fair value of our marketable securities of $3.2 million in the three months ended July 31, 2016 compared to the year-ago quarter, offset by increases of $78.2 million, $15.7 million and $6.7 million in compensation and benefits expense (excluding integration/acquisition costs), general and administrative expense (excluding integration/acquisition costs) and cost of services expense, respectively. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in the three months ended July 31, 2016 as compared to 16% in the year-ago quarter.

Executive Search Adjusted EBITDA was $31.7 million, a decrease of $5.2 million, or 14%, in the three months ended July 31, 2016 as compared to $36.9 million in the three months ended July 31, 2015. This decrease was due to lower fee revenue of $5.7 million, offset by a decrease of $0.7 million in compensation and benefits expense during the three months ended July 31, 2016 compared to the year-ago quarter. The decrease in compensation and benefits expense was driven by lower performance related bonus expense, offset by an increase in salaries and related payroll expense. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 22% in the three months ended July 31, 2016 as compared to 24% in the year-ago quarter.

Hay Group Adjusted EBITDA increased by $19.1 million to $29.8 million in the three months ended July 31, 2016 as compared to $10.7 million in the year-ago quarter. This increase was due to higher adjusted fee revenue of $108.9 million (which included a $3.5 million deferred revenue adjustment related to Legacy Hay acquisition), offset by an increase of $69.8 million, $15.4 million and $5.6 million in compensation and benefit expense (excluding integration/acquisition costs), general and administrative expenses and cost of services expense, respectively. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 17% in the three months ended July 31, 2016 as compared to 15% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $1.3 million to $8.1 million in the three months ended July 31, 2016 as compared to $6.8 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $8.6 million, offset by an increase of $6.7 million in compensation and benefits expense during the three months ended July 31, 2016 as compared to the year-ago quarter. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the three months ended July 31, 2016 and 2015.

Other Income (Loss), Net

Other income, net was $4.3 million in the three months ended July 31, 2016 as compared to other loss, net of $0.1 million in the year-ago quarter. The change was primarily due to the increase in the fair value of our marketable securities which created a gain of $3.9 million and $0.7 million during the three months ended July 31, 2016 and 2015, respectively.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $3.1 million in the three months ended July 31, 2016 as compared to $0.3 million in the year-ago quarter. The increase was mainly due to interest expense associated with the term loan facility that we entered into in the current quarter to provide enhanced financial flexibility.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders, in three months ended July 31, 2016, and also includes our Mexican subsidiary for the three months ended July 31, 2015. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings was $0.1 million in the three months ended July 31, 2016 as compared to $0.7 million in the three months ended July 31, 2015. The decrease is due to the consolidation of our Mexico subsidiary for the three months ended July 31, 2016, which is now included in operations.

Income Tax Provision

The provision for income tax was $1.7 million in the three months ended July 31, 2016 compared to $10.1 million in the year-ago quarter. This reflects a 30% and 31% effective tax rate in the three months ended July 31, 2016 and 2015, respectively.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to non-controlling interest for the three months ended July 31, 2016 was $0.9 million.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s first priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic accretive M&A transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed in the “Risk Factors” sections of the Annual Report on Form 10-K for the fiscal year ending April 30, 2016. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On June 15, 2016, we entered into a new senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. See Note 10 — Long-Term Debt for a description of the new credit facility. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds are available for working capital and general corporate purposes.

As part of the Legacy Hay acquisition, the Company has committed to a $40 million retention pool (up to $5 million payable within one year of the closing of the acquisition) for certain employees of Legacy Hay subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

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

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $381.1 million and $414.7 million as of July 31, 2016 and April 30, 2016, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $195.0 million and $88.9 million at July 31, 2016 and April 30, 2016, respectively. As of July 31, 2016 and April 30, 2016, we held $127.5 million and $129.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2017 and 2016 annual bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in the three months ended July 31, 2016. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of July 31, 2016 and April 30, 2016, marketable securities included trading securities of $137.0 million (net of gross unrealized gains of $3.5 million and gross unrealized losses of $0.9 million) and $141.4 million (net of gross unrealized gains of $1.4 million and gross unrealized losses of $2.6 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $133.5 million and $130.1 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $133.9 million and $138.8 million as of July 31, 2016 and April 30, 2016, respectively.

The net increase in our working capital of $128.1 million as of July 31, 2016 compared to April 30, 2016 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset by decreases in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payment of annual bonuses earned in fiscal 2016 and paid during the first quarter of fiscal 2017 while accounts receivable increased due to an increase in days of sales outstanding which went from 55 days to 67 days (which is consistent with historical experience) from April 30, 2016 to July 31, 2016. Cash used in operating activities was $136.0 million in the three months ended July 31, 2016 compared to $90.2 million in the year-ago quarter.

Cash used in investing activities was $9.8 million in the three months ended July 31, 2016, an increase of $13.6 million, compared to cash provided by investing activities of $3.8 million in the year-ago quarter. Cash used in investing activities was higher primarily due to an increase in the cash used to purchase property and equipment and a payment made on the final working capital settlement related to the Legacy Hay acquisition.

Cash provided by financing activities was $126.6 million in the three months ended July 31, 2016, an increase of $133.0 million, compared to cash used in financing activities of $6.4 million in the year-ago quarter. Cash provided by financing activities increased primarily due to the borrowing of $275.0 million from the new term loan facility in the three months ended July 31, 2016, offset by $140.0 million used to pay-off the term loan that was outstanding as of April 30, 2016. As of July 31, 2016, $150.0 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2016 and April 30, 2016, we held contracts with gross CSV of $178.6 million and $175.7 million, respectively. Since fiscal 2012, we paid the premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.4 million as of July 31, 2016 and April 30, 2016. At July 31, 2016 and April 30, 2016, the net cash value of these policies was $110.2 million and $107.3 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent ( to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”); (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions referenced above. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of July 31, 2016, we were in compliance with our debt covenants.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly instalments beginning on September 30, 2016. As of July 31, 2016, $275 million was outstanding under the Term Facility compared to $140 million as of April 30, 2016, under the previous Facility. During the three months ended July 31, 2016, the average rate on the Term Facility was 2.40%

As of July 31, 2016 and April 30, 2016, we had no borrowings under the Revolver. At July 31, 2016 and April 30, 2016, there was $2.8 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $5.6 million and $6.4 million of standby letters of credits with other financial institutions as of July 31, 2016 and April 30, 2016, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2016, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, restructuring, deferred compensation, carrying values of receivables, goodwill, intangible assets, fair value of contingent consideration, share-based payments and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our global operating activities, we are exposed to certain market risks, including foreign currency exchange fluctuations and fluctuations in interest rates. We manage our exposure to these risks in the normal course of our business as described below.

Foreign Currency Risk

Substantially all our foreign subsidiaries’ operations are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at the rates of exchange in effect at the end of each reporting period and revenue and expenses are translated at average rates of exchange during the reporting period. Resulting translation adjustments are reported as a component of accumulated other comprehensive loss, net on our consolidated balance sheets.

Transactions entered in the ordinary course of business, denominated in a currency other than the reporting entity’s functional currency, may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency gains, on an after tax basis, included in net income were $1.0 million in the three months ended July 31, 2016 as compared to foreign currency losses, on an after tax basis, included in net income of $0.2 million in the three months ended July 31, 2015.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. dollars, Euro, Pound Sterling, Swiss Franc, Brazilian Real, Japanese Yen, Australian dollar and Chinese Yuan. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2016, a 10% increase or decrease equally in the value of these currencies would have resulted in a gain or loss of $6.7 million. Beginning in the third quarter of fiscal 2016, we established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of July 31, 2016, there was $275.0 million outstanding under the Term Facility. At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company is required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.5 million for the three months ended July 31, 2016. During the three months ended July 31, 2016, the average interest rate on the new term loan was 2.40%. We had no borrowings under the Revolver as of July 31, 2016. We had $68.4 million of borrowings against the CSV of COLI contracts as of July 31, 2016 and April 30, 2016, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In our Form 10-K for the year ended April 30, 2016, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2016:

	Shares Purchased(1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
May 1, 2016— May 31, 2016	659	$27.01	—	$150.0 million
June 1, 2016— June 30, 2016	7,873	$28.80	—	$150.0 million
July 1, 2016— July 31, 2016	177,222	$22.10	—	$150.0 million

Total	185,754	$22.40	—	$150.0 million

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.
(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion.

Our senior secured credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Item 6.	Exhibits

Exhibit Number	Description

10.1*+	Korn/Ferry International Long Term Performance Unit Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.2*+	Korn/Ferry International Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.3+	Credit Agreement, dated June 15, 2016, by and among, Wells Fargo Bank, National Association, as administrative agent and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2016.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer, and Chief Corporate Officer

Date: September 9, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1*+	Korn/Ferry International Long Term Performance Unit Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.2*+	Korn/Ferry International Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.3+	Credit Agreement, dated June 15, 2016, by and among, Wells Fargo Bank, National Association, as administrative agent and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2016.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
+	Incorporated herein by reference.