Form 10-Q
period 2016-10-31
KORN FERRY INTERNATIONAL
filed 2016-12-09
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of shares outstanding of our common stock as of December 5, 2016 was 57,422,194 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2016	April 30, 2016
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$250,033	$273,252
Marketable securities	29,766	11,338
Receivables due from clients, net of allowance for doubtful accounts of $12,901 and $11,292, respectively	360,788	315,975
Income taxes and other receivables	23,455	20,579
Prepaid expenses and other assets	51,314	43,130

Total current assets	715,356	664,274

Marketable securities, non-current	110,217	130,092
Property and equipment, net	108,371	95,436
Cash surrender value of company owned life insurance policies, net of loans	110,888	107,296
Deferred income taxes, net	26,235	27,163
Goodwill	586,290	590,072
Intangible assets, net	225,037	233,027
Investments and other assets	67,679	51,240

Total assets	$1,950,073	$1,898,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$27,711	$26,634
Income taxes payable	3,015	8,396
Compensation and benefits payable	176,218	266,211
Term loan	19,754	30,000
Other accrued liabilities	138,738	145,023

Total current liabilities	365,436	476,264

Deferred compensation and other retirement plans	214,032	216,113
Term loan, non-current	246,099	110,000
Deferred tax liabilities	14,090	5,088
Other liabilities	56,272	43,834

Total liabilities	895,929	851,299

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 70,640 and 69,723 shares issued and 57,601 and 57,272 shares outstanding, respectively	703,073	702,098
Retained earnings	422,723	401,113
Accumulated other comprehensive loss, net	(75,243)	(57,911)

Total Korn/Ferry International stockholders’ equity	1,050,553	1,045,300
Noncontrolling interest	3,591	2,001

Total stockholders’ equity	1,054,144	1,047,301

Total liabilities and stockholders’ equity	$1,950,073	$1,898,600

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Fee revenue	$401,917	$280,600	$777,538	$547,994
Reimbursed out-of-pocket engagement expenses	13,037	10,739	30,349	22,680

Total revenue	414,954	291,339	807,887	570,674

Compensation and benefits	270,609	188,608	533,576	368,064
General and administrative expenses	54,134	44,563	109,476	82,054
Reimbursed expenses	13,037	10,739	30,349	22,680
Cost of services	18,874	11,236	35,706	21,356
Depreciation and amortization	11,752	7,180	23,196	14,603
Restructuring charges, net	—	—	24,520	—

Total operating expenses	368,406	262,326	756,823	508,757

Operating income	46,548	29,013	51,064	61,917
Other (loss) income, net	(879)	(2,646)	3,380	(2,720)
Interest expense, net	(2,736)	(544)	(5,797)	(843)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	42,933	25,823	48,647	58,354
Equity in earnings of unconsolidated subsidiaries, net	29	540	108	1,265
Income tax provision	11,906	8,392	13,631	18,566

Net income	31,056	17,971	35,124	41,053
Net income attributable to noncontrolling interest	(904)	—	(1,764)	—

Net income attributable to Korn/Ferry International	$30,152	$17,971	$33,360	$41,053

Earnings per common share:
Basic	$0.53	$0.36	$0.59	$0.82

Diluted	$0.52	$0.35	$0.58	$0.81

Weighted-average common shares outstanding:
Basic	56,614	49,981	56,401	49,737

Diluted	56,983	50,362	56,863	50,233

Cash dividends declared per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Net income	$31,056	$17,971	$35,124	$41,053

Other comprehensive income (loss):
Foreign currency translation adjustments	(5,159)	(1,351)	(18,433)	(16,983)
Deferred compensation and pension plan adjustments, net of tax	465	448	927	895
Unrealized losses on marketable securities, net of tax	—	—	—	(4)

Comprehensive income	26,362	17,068	17,618	24,961
Less: comprehensive income attributable to noncontrolling interest	(876)	—	(1,590)	—

Comprehensive income attributable to Korn/Ferry International	$25,486	$17,068	$16,028	$24,961

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2016	2015
Cash flows from operating activities:	(in thousands)
Net income	$35,124	$41,053
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,196	14,603
Stock-based compensation expense	9,520	9,013
Provision for doubtful accounts	5,151	4,389
Gain on cash surrender value of life insurance policies	(3,172)	(3,295)
(Gain) loss on marketable securities	(3,226)	1,818
Deferred income taxes	5,833	6,816
Change in other assets and liabilities:
Deferred compensation	(6,804)	(1,324)
Receivables due from clients	(49,964)	(46,288)
Income tax and other receivables	(2,876)	(9,492)
Prepaid expenses and other assets	(8,184)	(7,450)
Investment in unconsolidated subsidiaries	(108)	(1,265)
Income taxes payable	(5,980)	1,273
Accounts payable and accrued liabilities	(85,133)	(69,087)
Other	(2,009)	(14,205)

Net cash used in operating activities	(88,632)	(73,441)

Cash flows from investing activities:
Purchase of property and equipment	(32,322)	(10,645)
Cash paid for acquisition, net of cash acquired	(2,880)	—
Purchase of marketable securities	(9,526)	(29,010)
Proceeds from sales/maturities of marketable securities	14,139	24,760
Premium on company-owned life insurance policies	(420)	(419)
Proceeds from life insurance policies	—	1,659
Dividends received from unconsolidated subsidiaries	230	806

Net cash used in investing activities	(30,779)	(12,849)

Cash flows from financing activities:
Proceeds from term loan facility	275,000	—
Principal payment on term loan facility	(145,156)	—
Payment of contingent consideration from acquisition	(1,070)	—
Repurchases of common stock – repurchased program	(6,940)	—
Payments of tax withholdings on restricted stock	(4,177)	(6,596)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	2,614	2,491
Tax benefit related to stock-based compensation	33	4,656
Dividends paid to shareholders	(11,750)	(10,289)
Payments on life insurance policy loans	—	(1,151)

Net cash provided by (used in) financing activities	108,554	(10,889)

Effect of exchange rate changes on cash and cash equivalents	(12,362)	(12,916)

Net decrease in cash and cash equivalents	(23,219)	(110,095)
Cash and cash equivalents at beginning of period	273,252	380,838

Cash and cash equivalents at end of period	$250,033	$270,743

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2016

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive search on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing and organizational and advisory services. The Company’s worldwide network of 128 offices in 52 countries enables it to meet the needs of its clients in all industries.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of productized services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) was combined with HG (Luxenbourgh) S.à.r.l (“Legacy Hay Group”) in December 2015) is recognized as services are rendered for consulting engagements and other time based services,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of productized services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of October 31, 2016 and April 30, 2016, the Company included deferred revenue of $88.4 million and $95.9 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2016 and April 30, 2016, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 6 —Financial Instruments). Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of income in other (loss) income, net.

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

October 31, 2016

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

As of October 31, 2016 and April 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar financial instruments.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed, and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test, performed as of January 31, 2016, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There were no indicators of impairment as of October 31, 2016 and April 30, 2016 that would have required further testing.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2016 and April 30, 2016, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense, in the accompanying consolidated statements of income, consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $95.1 million and $86.4 million during the six months ended October 31, 2016 and 2015, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2016 and 2015, the performance related bonus expense, included in compensation and benefits expense was $52.7 million and $44.6 million, respectively.

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

October 31, 2016

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

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance simplifying the presentation of debt issuance costs. The guidance requires debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than being classified as an asset. The Company adopted this guidance during the first quarter of fiscal 2017 and as a result, $4.2 million of unamortized debt issuance costs associated with its senior secured Credit Agreement were classified as a direct deduction to the term loan as of July 31, 2016, of which $0.9 million was recorded to term loan, current, and $3.3 million was recorded to term loan, non-current. The adoption did not have a material impact on the consolidated financial statements as of April 30, 2016.

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted this guidance during the first quarter of fiscal 2017 and the adoption did not have an impact on the consolidated financial statements of the Company.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017 as opposed to the original effective date of December 15, 2016. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In January 2016, the FASB issued guidance on the classification and measurement of financial instruments, which requires that (i) all equity investments, other than equity-method investments, in unconsolidated entities, generally be measured at fair value through earnings and (ii) when the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk, be recognized separately in other comprehensive income. Additionally, it changes the disclosure requirements for financial instruments. The new guidance is effective for fiscal years beginning after December 15, 2017, with early adoption permitted for certain provisions. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

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

October 31, 2016

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

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The provisions of the guidance are to be applied using a retrospective transition method. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share are anti-dilutive, and are not included in the computation of diluted earnings per share.

During the three and six months ended October 31, 2016, restricted stock awards of 0.6 million were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and six months ended October 31, 2015, restricted stock awards of 0.5 million were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$30,152	$17,971	$33,360	$41,053
Less: distributed and undistributed earnings to nonvested restricted stockholders	270	167	283	390

Basic net earnings attributable to common stockholders	29,882	17,804	33,077	40,663
Add: undistributed earnings to nonvested restricted stockholders	220	118	188	292
Less: reallocation of undistributed earnings to nonvested restricted stockholders	218	117	186	289

Diluted net earnings attributable to common stockholders	$29,884	$17,805	$33,079	$40,666

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	56,614	49,981	56,401	49,737
Effect of dilutive securities:
Restricted stock	335	330	409	433
Stock options	18	49	26	58
ESPP	16	2	27	5

Diluted weighted-average number of common shares outstanding	56,983	50,362	56,863	50,233

Net earnings per common share:
Basic earnings per share	$0.53	$0.36	$0.59	$0.82

Diluted earnings per share	$0.52	$0.35	$0.58	$0.81

3. Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the three months ended October 31, 2016:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of July 31, 2016	$1,033,627	$2,715	$1,036,342
Comprehensive income (loss):
Net income	30,152	904	31,056
Foreign currency translation adjustments	(5,131)	(28)	(5,159)
Deferred compensation and pension plan adjustments, net of tax	465	—	465
Dividends declared	(5,841)	—	(5,841)
Purchase of stock	(6,956)	—	(6,956)
Issuance of stock	184	—	184
Stock-based compensation	4,352	—	4,352
Tax deficit from exercise of stock options and vesting of restricted stock	(299)	—	(299)

Balance as of October 31, 2016	$1,050,553	$3,591	$1,054,144

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

The following table summarizes the changes in stockholders’ equity for the six months ended October 31, 2016:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2016	$1,045,300	$2,001	$1,047,301
Comprehensive income (loss):
Net income	33,360	1,764	35,124
Foreign currency translation adjustments	(18,259)	(174)	(18,433)
Deferred compensation and pension plan adjustments, net of tax	927	—	927
Dividends declared	(11,750)	—	(11,750)
Purchase of stock	(11,117)	—	(11,117)
Issuance of stock	2,968	—	2,968
Stock-based compensation	9,091	—	9,091
Tax benefit from exercise of stock options and vesting of restricted stock	33	—	33

Balance as of October 31, 2016	$1,050,553	$3,591	$1,054,144

4. Comprehensive Income

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

The components of accumulated other comprehensive loss were as follows:

	October 31, 2016	April 30, 2016
	(in thousands)
Foreign currency translation adjustments	$(54,598)	$(36,339)
Deferred compensation and pension plan adjustments, net of tax	(20,645)	(21,572)

Accumulated other comprehensive loss, net	$(75,243)	$(57,911)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2016	$(49,467)	$(21,110)	$—	$(70,577)
Unrealized losses arising during the period	(5,131)	—	—	(5,131)
Reclassification of realized net losses to net income	—	465	—	465

Balance as of October 31, 2016	$(54,598)	$(20,645)	$—	$(75,243)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the six months ended October 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2016	$(36,339)	$(21,572)	$—	$(57,911)
Unrealized losses arising during the period	(18,259)	—	—	(18,259)
Reclassification of realized net losses to net income	—	927	—	927

Balance as of October 31, 2016	$(54,598)	$(20,645)	$—	$(75,243)

(1)	The tax effect on the reclassifications of realized net losses was $0.3 million and $0.6 million for the three and six months ended October 31, 2016, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2015	$(36,551)	$(19,261)	$—	$(55,812)
Unrealized losses arising during the period	(1,351)	—	—	(1,351)
Reclassification of realized net losses to net income	—	448	—	448

Balance as of October 31, 2015	$(37,902)	$(18,813)	$—	$(56,715)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the six months ended October 31, 2015:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)
Unrealized losses arising during the period	(16,983)	—	(4)	(16,987)
Reclassification of realized net losses to net income	—	895	—	895

Balance as of October 31, 2015	$(37,902)	$(18,813)	$—	$(56,715)

(1) The tax effect on the reclassifications of realized net losses was $0.3 million and $0.6 million for the three and six months ended October 31, 2015, respectively.

5. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Restricted stock	$4,352	$5,178	$9,091	$8,732
ESPP	253	144	429	264
Stock options	—	—	—	17

Total stock-based compensation expense, pre-tax	4,605	5,322	9,520	9,013
Tax benefit from stock-based compensation expense	(1,184)	(1,714)	(2,668)	(2,868)

Total stock-based compensation expense, net of tax	$3,421	$3,608	$6,852	$6,145

Stock Incentive Plans

At the Company’s 2016 Annual Meeting of Stockholders, held on October 6, 2016, the Company’s stockholders approved an amendment and restatement to the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan (the 2016 amendment and restatement being the “The Third A&R 2008 Plan”), which among other things, increased the number of shares under the plan by 5,500,000 shares increasing the current maximum number of shares that may be issued under the plan to 11,200,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Third A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based or market-based, and incentive bonuses, which may be paid in cash or a combination thereof. Under the Third A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 2.3 times as much as stock options.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

Restricted stock activity during the six months ended October 31, 2016 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2016	1,506	$34.12
Granted	781	$16.29
Vested	(693)	$22.28
Forfeited/expired	(22)	$25.88

Non-vested, October 31, 2016	1,572	$30.59

As of October 31, 2016, there were 0.6 million shares and 0.1 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $7.6 million and $8.3 million, respectively.

As of October 31, 2016, there was $35.4 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the six months ended October 31, 2016, 186,517 shares of restricted stock totaling $4.2 million, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2015, 660 shares and 188,764 shares of restricted stock totaling $0.1 million and $6.7 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended October 31, 2016 and 2015, no shares were purchased under the ESPP. During the six months ended October 31, 2016, employees purchased 114,011 shares at $17.60 per share. During the six months ended October 31, 2015, employees purchased 44,334 shares at $29.55 per share. As of October 31, 2016, the ESPP had approximately 1.4 million shares remaining available for future issuance.

Common Stock

During the three and six months ended October 31, 2016, the Company issued 11,620 shares and 44,090 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.2 million and $0.6 million, respectively. During the three and six months ended October 31, 2015, the Company issued 9,070 shares and 80,498 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.1 million and $1.2 million, respectively.

During the three and six months ended October 31, 2016, the Company repurchased 335,500 shares of the Company’s common stock for $6.9 million. No shares were repurchased during the three and six months ended October 31, 2015, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

6. Financial Instruments

The following tables show the Company’s cash, trading securities and foreign currency forward contracts’ cost, gross unrealized gains, gross unrealized losses and fair value by significant category recorded as cash and cash equivalents, current portion of current marketable securities, non-current marketable securities, or other accrued liabilities as of October 31, 2016 and April 30, 2016:

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

	October 31, 2016
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$119,276	$—	$—	$119,276	$119,276	$—	$—	$—
Money market funds	130,757	—	—	130,757	130,757	—	—	—
Mutual funds (1)	138,531	2,431	(979)	139,983	—	29,766	110,217	—

Total	$388,564	$2,431	$(979)	$390,016	$250,033	$29,766	$110,217	$—

Level 2:
Foreign currency forward contracts	$—	$551	$(93)	$458	$—	$—	$—	$458

	April 30, 2016
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$155,702	$—	$—	$155,702	$155,702	$—	$—	$—
Money market funds	117,550	—	—	117,550	117,550	—	—	—
Mutual funds (1)	142,588	1,395	(2,553)	141,430	—	11,338	130,092	—

Total	$415,840	$1,395	$(2,553)	$414,682	$273,252	$11,338	$130,092	$—

Level 2:
Foreign currency forward contracts	$—	$324	$(1,041)	$(717)	$—	$—	$—	$(717)

(1)

These investments are held in trust for settlement of the Company’s vested and unvested obligations of $133.7 million and $138.8 million as of October 31, 2016 and April 30, 2016, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). During the three months ended October 31, 2016, the fair value of the investments decreased; therefore, the Company recognized a loss of $0.7 million, which was recorded in other (loss) income, net. During the six months ended October 31, 2016, the fair value of the investments increased; therefore, the Company recognized income of $3.2 million, which was recorded in other (loss) income, net. During the three and six months ended October 31, 2015, the fair value of the investments decreased; therefore, the Company recognized a loss of $2.5 million and $1.8 million, respectively, which was recorded in other (loss) income, net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of October 31, 2016 and April 30, 2016, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of October 31, 2016 and April 30, 2016, the Company does not hold marketable securities classified as available-for-sale. During the three and six months ended October 31, 2015, the Company received $8.1 million and $11.1 million, respectively, in proceeds from maturities of available-for-sale marketable securities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

Non-Designated Derivatives

The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2016	April 30, 2016
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$551	$324
Derivative liabilities:
Foreign currency forward contracts	$93	$1,041

As of October 31, 2016, the total notional amounts of the forward contracts purchased and sold were $2.9 million and $73.0 million, respectively. As of April 30, 2016, the total notional amounts of the forward contracts purchased and sold were $14.5 million and $44.3 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three and six months ended October 31, 2016, the Company incurred gains of $0.2 million for both periods, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of income. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
	(in thousands)
Service cost	$1,579	$—	$2,188	$—
Interest cost	1,061	703	2,123	1,406
Amortization of actuarial loss	763	731	1,526	1,462
Expected return on plan assets	(390)	—	(780)	—

Net periodic benefit costs	$3,013	$1,434	$5,057	$2,868

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans mentioned above that are unfunded. The gross CSV of these contracts of $179.2 million and $175.7 million is offset by outstanding policy loans of $68.4 million in the accompanying consolidated balance sheets as of October 31, 2016 and April 30, 2016, respectively. The CSV value of the underlying COLI investments increased by $0.7 million and $3.2 million during the three and six months ended October 31, 2016, respectively, and it is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $0.8 million and $3.3 million during the three and six months ended October 31, 2015, respectively, and it is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain management and employees may also receive Company ECAP contributions upon commencement of employment. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statements of income. Participants generally vest in Company contributions over a four to five year period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended October 31, 2016, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $0.6 million. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $0.7 million during the three months ended October 31, 2016, recorded in other (loss) income, net on the consolidated statements of income. During the six months ended October 31, 2016, deferred compensation liability increased; therefore, the Company recognized $2.6 million in compensation expense. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $3.2 million during the six months ended October 31, 2016. During the three and six months ended October 31, 2015, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $1.6 million and $0.9 million, respectively. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $2.5 million and $1.8 million during the three and six months ended October 31, 2015, respectively, recorded in other (loss) income, net on the consolidated statements of income (see Note 6 —Financial Instruments).

8. Restructuring Charges, Net

The Company continued the implementation of the fiscal 2016 restructuring plan in fiscal 2017 in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating office space. This resulted in restructuring charges of $24.5 million in the six months ended October 31, 2016, of which $11.5 million relates to severance and $13.0 million relates to consolidation of office space. During the three months ended October 31, 2016, the Company recorded no restructuring charges.

Changes in the restructuring liability during the three months ended October 31, 2016 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2016	$11,866	$9,384	$21,250
Reductions for cash payments	(6,217)	(2,183)	(8,400)
Exchange rate fluctuations	(644)	(275)	(919)

Liability as of October 31, 2016	$5,005	$6,926	$11,931

Changes in the restructuring liability during the six months ended October 31, 2016 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2016	$5,293	$669	$5,962
Restructuring charges, net	11,472	13,048	24,520
Reductions for cash payments	(11,005)	(3,970)	(14,975)
Reductions for non-cash charges	—	(2,480)	(2,480)
Exchange rate fluctuations	(755)	(341)	(1,096)

Liability as of October 31, 2016	$5,005	$6,926	$11,931

As of October 31, 2016 and April 30, 2016, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $4.0 million and $0.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

The restructuring liability by segment is summarized below:

	October 31, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$412	$266	$678
Europe, Middle East and Africa (“EMEA”)	119	44	163
Asia Pacific	6	3	9
Latin America	—	95	95

Total Executive Search	537	408	945
Hay Group	4,462	6,351	10,813
Futurestep	—	167	167
Corporate	6	—	6

Liability as of October 31, 2016	$5,005	$6,926	$11,931

	April 30, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$5	$5
EMEA	1,533	23	1,556
Asia Pacific	33	—	33

Total Executive Search	1,566	28	1,594
Hay Group	3,727	396	4,123
Futurestep	—	245	245

Liability as of April 30, 2016	$5,293	$669	$5,962

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

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the six months ended October 31, 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$92,732	$34,779	$19,470	$9,247	$156,228	$188,842	$56,847	$—	$401,917
Total revenue	$95,902	$35,507	$19,929	$9,296	$160,634	$192,352	$61,968	$—	$414,954
Net income attributable to Korn/Ferry International									$30,152
Net income attributable to noncontrolling interest									904
Other loss, net									879
Interest expense, net									2,736
Equity in earnings of unconsolidated subsidiaries, net									(29)
Income tax provision									11,906

Operating income (loss)	$26,272	$6,847	$2,028	$2,284	$37,431	$22,943	$7,787	$(21,613)	$46,548
Depreciation and amortization	990	229	264	174	1,657	8,025	669	1,401	11,752
Other (loss) income, net	(92)	(80)	24	24	(124)	(11)	—	(744)	(879)
Equity in earnings of unconsolidated subsidiaries, net	29	—	—	—	29	—	—	—	29

EBITDA	27,199	6,996	2,316	2,482	38,993	30,957	8,456	(20,956)	57,450
Integration/acquisition cost	—	—	—	—	—	4,365	—	1,455	5,820

Adjusted EBITDA	$27,199	$6,996	$2,316	$2,482	$38,993	$35,322	$8,456	$(19,501)	$63,270

	Three Months Ended October 31, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$92,788	$36,570	$20,998	$6,116	$156,472	$73,602	$50,526	$—	$280,600
Total revenue	$96,198	$37,509	$21,617	$6,118	$161,442	$75,991	$53,906	$—	$291,339
Net income attributable to Korn/Ferry International									$17,971
Net income attributable to noncontrolling interest									—
Other loss, net									2,646
Interest expense, net									544
Equity in earnings of unconsolidated subsidiaries, net									(540)
Income tax provision									8,392

Operating income (loss)	$27,422	$6,929	$3,907	$970	$39,228	$7,778	$6,896	$(24,889)	$29,013
Depreciation and amortization	832	232	223	73	1,360	3,588	578	1,654	7,180
Other (loss) income, net	(127)	7	(6)	33	(93)	(17)	8	(2,544)	(2,646)
Equity in earnings of unconsolidated subsidiaries, net	140	—	—	—	140	—	—	400	540

EBITDA	28,267	7,168	4,124	1,076	40,635	11,349	7,482	(25,379)	34,087
Integration/acquisition cost	—	—	—	—	—	3,310	—	8,684	11,994

Adjusted EBITDA	$28,267	$7,168	$4,124	$1,076	$40,635	$14,659	$7,482	$(16,695)	$46,081

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

	Six Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$363,424	$111,525	$—	$777,538
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$366,959	$111,525	$—	$781,073

Total revenue	$181,327	$71,756	$40,109	$18,910	$312,102	$373,860	$121,925	$—	$807,887
Net income attributable to Korn/Ferry International									33,360
Net income attributable to noncontrolling interest									1,764
Other income, net									(3,380)
Interest expense, net									5,797
Equity in earnings of unconsolidated subsidiaries, net									(108)
Income tax provision									13,631

Operating income (loss)	$42,740	$12,874	$4,130	$4,614	$64,358	$15,200	$15,300	$(43,794)	$51,064
Depreciation and amortization	1,820	440	489	288	3,037	16,041	1,292	2,826	23,196
Other income (loss), net	196	(56)	111	97	348	224	(2)	2,810	3,380
Equity in earnings of unconsolidated subsidiaries, net	108	—	—	—	108	—	—	—	108

EBITDA	44,864	13,258	4,730	4,999	67,851	31,465	16,590	(38,158)	77,748
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition cost	—	—	—	—	—	8,629	—	5,218	13,847
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$46,570	$13,386	$5,352	$5,359	$70,667	$65,117	$16,590	$(32,724)	$119,650

	Six Months Ended October 31, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$183,147	$72,660	$40,213	$12,542	$308,562	$142,842	$96,590	$—	$547,994
Total revenue	$190,597	$74,680	$41,607	$12,550	$319,434	$147,432	$103,808	$—	$570,674
Net income attributable to Korn/Ferry International									$41,053
Net income attributable to noncontrolling interest									—
Other loss, net									2,720
Interest expense, net									843
Equity in earnings of unconsolidated subsidiaries, net									(1,265)
Income tax provision									18,566

Operating income (loss)	$51,567	$13,205	$6,893	$2,478	$74,143	$15,273	$13,085	$(40,584)	$61,917
Depreciation and amortization	1,659	597	469	151	2,876	7,336	1,163	3,228	14,603
Other (loss) income, net	(95)	150	12	272	339	(880)	8	(2,187)	(2,720)
Equity in earnings of unconsolidated subsidiaries, net	226	—	—	—	226	—	—	1,039	1,265

EBITDA	53,357	13,952	7,374	2,901	77,584	21,729	14,256	(38,504)	75,065
Integration/acquisition cost	—	—	—	—	—	3,639	—	9,029	12,668

Adjusted EBITDA	$53,357	$13,952	$7,374	$2,901	$77,584	$25,368	$14,256	$(29,475)	$87,733

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 31, 2016

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “Term Facility”); (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of October 31, 2016, the Company was in compliance with its debt covenants.

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

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with the first principal payment of $5.2 million made during the three months ended October 31, 2016. As of October 31, 2016, $269.8 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous Facility. During the three and six months ended October 31, 2016, the average rate on the Term Facility was 2.44% and 2.43%, respectively.

As of October 31, 2016 and April 30, 2016, the Company had no borrowings under the Revolver. The Company had $3.0 million and $2.8 million of standby letters of credits issued under its long-term debt arrangements as of October 31, 2016 and April 30, 2016, respectively. The Company had a total of $6.9 million and $6.4 million of standby letters of credits with other financial institutions as of October 31, 2016 and April 30, 2016, respectively.

11. Subsequent Events

Quarterly Dividend Declaration

On December 6, 2016, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of January 16, 2017 to holders of the Company’s common stock of record at the close of business on December 20, 2016. Due to the Martin Luther King Jr. holiday (and related federal bank closure on such day), the payment of the dividend will occur on January 17, 2017. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. Our services include Executive Search, advisory solutions and products through Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l. (“Legacy Hay Group”) in December 2015) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 73% of the executive searches we performed in fiscal 2016 were for board level, chief executive and other senior executive and general management positions. Our 5,575 executive search clients in fiscal 2016 included many of the world’s largest and most prestigious public and private companies, including approximately 54% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 84% of assignments performed (without giving effect to Legacy Hay assignments) during fiscal 2016 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

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

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure in order to eliminate redundant positions and real estate that were created due to the acquisition of Legacy Hay in December 2015. In particular, the majority of our efforts in fiscal 2016, were focused on activities associated with integration of our go-to-market activities, our intellectual property and content, our solution sets and service offerings, and our back office systems and business processes. We continued to implement this plan during the first half of fiscal 2017 and in connection with the plan, recorded $24.5 million of restructuring charges with $11.5 million relating to severance costs and $13.0 million relating to the consolidation of office space during the six months ended October 31, 2016. No restructuring charges were incurred during the six months ended October 31, 2015.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 9 –Business Segments, in the Notes to Unaudited Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the six months ended October 31, 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. During the three months ended October 31, 2016, management no longer has adjusted fee revenue. Therefore the fee revenue adjustment for the six months ended October 31, 2016 remains unchanged from the first quarter of fiscal 2017. Adjusted EBITDA and EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provide meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitate comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. Korn Ferry includes these non-GAAP financial measures because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA. Management further believes that EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

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

Fee revenue increased $121.3 million, or 43% in the three months ended October 31, 2016 to $401.9 million compared to $280.6 million in the three months ended October 31, 2015, with increases in fee revenue in Hay Group and Futurestep, while fee revenue in Executive Search remained essentially flat. During the three months ended October 31, 2016, we recorded operating income of $46.5 million with Executive Search, Hay Group and Futurestep segments contributing $37.4 million, $22.9 million and $7.8 million, respectively, offset by Corporate expenses of $21.6 million. Net income attributable to Korn Ferry during the three months ended October 31, 2016 and 2015 was $30.2 million and $18.0 million, respectively. Adjusted EBITDA was $63.3 million during the three months ended October 31, 2016 with Executive Search, Hay Group and Futurestep segments contributing $39.0 million, $35.3 million, and $8.5 million, respectively, offset by Corporate expenses net of other income of $19.5 million. Adjusted EBITDA increased $17.3 million during the three months ended October 31, 2016, from Adjusted EBITDA of $46.0 million in the year-ago quarter.

Our cash, cash equivalents and marketable securities decreased $24.7 million, or 6%, to $390.0 million at October 31, 2016, compared to $414.7 million at April 30, 2016. This decrease is mainly due to bonuses earned in fiscal 2016 and paid during the first quarter of fiscal 2017, $32.3 million in payments for the purchase of fixed assets, $11.8 million in dividends paid during first half of fiscal 2017 and $6.9 million stock repurchases, offset by the drawdown of $275 million on the new term loan of which $140 million of the proceeds were used to pay-off the term loan that was outstanding as of April 30, 2016 and cash provided by operating activities. As of October 31, 2016, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $138.5 million and a fair value of $140.0 million. Our vested and unvested obligations for which these assets were held in trust totaled $133.7 million as of October 31, 2016.

Our working capital increased by $161.9 million to $349.9 million in the six months ended October 31, 2016. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at October 31, 2016 and April 30, 2016. As of October 31, 2016 and April 30, 2016, there was $3.0 million and $2.8 million of standby letters of credit issued under our long-term debt arrangements, respectively. We have a total of $6.9 million and $6.4 million of standby letters of credits with other financial institutions as of October 31, 2016 and April 30, 2016, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.2	3.8	3.9	4.1

Total revenue	103.2	103.8	103.9	104.1
Compensation and benefits	67.3	67.2	68.6	67.2
General and administrative expenses	13.5	15.9	14.1	15.0
Reimbursed expenses	3.2	3.8	3.9	4.1
Cost of services	4.7	4.0	4.6	3.9
Depreciation and amortization	2.9	2.6	3.0	2.6
Restructuring charges, net	—	—	3.2	—

Operating income	11.6	10.3	6.6	11.3

Net income	7.7%	6.4%	4.5%	7.5%

Net income attributable to Korn/Ferry International	7.5%	6.4%	4.3%	7.5%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2016		2015		2016		2015
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue	(dollars in thousands)
Executive Search:
North America	$92,732	23.1%	$92,788	33.1%	$174,534	22.4%	$183,147	33.4%
EMEA	34,779	8.7	36,570	13.0	70,149	9.0	72,660	13.3
Asia Pacific	19,470	4.8	20,998	7.5	39,096	5.0	40,213	7.3
Latin America	9,247	2.3	6,116	2.2	18,810	2.4	12,542	2.3

Total Executive Search	156,228	38.9	156,472	55.8	302,589	38.9	308,562	56.3
Hay Group	188,842	47.0	73,602	26.2	363,424	46.7	142,842	26.1
Futurestep	56,847	14.1	50,526	18.0	111,525	14.3	96,590	17.6

Total fee revenue	401,917	100.0%	280,600	100.0%	777,538	100.0%	547,994	100.0%

Reimbursed out-of-pocket engagement expenses	13,037		10,739		30,349		22,680

Total revenue	$414,954		$291,339		$807,887		$570,674

	Three Months Ended October 31,				Six Months Ended October 31,
	2016		2015		2016		2015
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
Operating Income	(dollars in thousands)
Executive Search:
North America	$26,272	28.3%	$27,422	29.6%	$42,740	24.5%	$51,567	28.2%
EMEA	6,847	19.7	6,929	18.9	12,874	18.4	13,205	18.2
Asia Pacific	2,028	10.4	3,907	18.6	4,130	10.6	6,893	17.1
Latin America	2,284	24.7	970	15.9	4,614	24.5	2,478	19.8

Total Executive Search	37,431	24.0	39,228	25.1	64,358	21.3	74,143	24.0
Hay Group	22,943	12.1	7,778	10.6	15,200	4.2	15,273	10.7
Futurestep	7,787	13.7	6,896	13.6	15,300	13.7	13,085	13.5
Corporate	(21,613)	—	(24,889)	—	(43,794)	—	(40,584)	—

Total operating income	$46,548	11.6%	$29,013	10.3%	$51,064	6.6%	$61,917	11.3%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$92,732	$34,779	$19,470	$9,247	$156,228	$188,842	$56,847	$—	$401,917
Total revenue	$95,902	$35,507	$19,929	$9,296	$160,634	$192,352	$61,968	$—	$414,954

Net income attributable to Korn/Ferry International									$30,152
Net income attributable to noncontrolling interest									904
Other loss, net									879
Interest expense, net									2,736
Equity in earnings of unconsolidated subsidiaries, net									(29)
Income tax provision									11,906

Operating income (loss)	$26,272	$6,847	$2,028	$2,284	$37,431	$22,943	$7,787	$(21,613)	$46,548
Depreciation and amortization	990	229	264	174	1,657	8,025	669	1,401	11,752
Other (loss) income, net	(92)	(80)	24	24	(124)	(11)	—	(744)	(879)
Equity in earnings of unconsolidated subsidiaries, net	29	—	—	—	29	—	—	—	29

EBITDA	27,199	6,996	2,316	2,482	38,993	30,957	8,456	(20,956)	57,450
Integration/acquisition costs	—	—	—	—	—	4,365	—	1,455	5,820

Adjusted EBITDA	$27,199	$6,996	$2,316	$2,482	$38,993	$35,322	$8,456	$(19,501)	$63,270

Adjusted EBITDA margin	29.3%	20.1%	11.9%	26.8%	25.0%	18.7%	14.9%		15.7%

	Three Months Ended October 31, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$92,788	$36,570	$20,998	$6,116	$156,472	$73,602	$50,526	$—	$280,600
Total revenue	$96,198	$37,509	$21,617	$6,118	$161,442	$75,991	$53,906	$—	$291,339

Net income attributable to Korn/Ferry International									$17,971
Net income attributable to noncontrolling interest									—
Other loss, net									2,646
Interest expense, net									544
Equity in earnings of unconsolidated subsidiaries, net									(540)
Income tax provision									8,392

Operating income (loss)	$27,422	$6,929	$3,907	$970	$39,228	$7,778	$6,896	$(24,889)	$29,013
Depreciation and amortization	832	232	223	73	1,360	3,588	578	1,654	7,180
Other (loss) income, net	(127)	7	(6)	33	(93)	(17)	8	(2,544)	(2,646)
Equity in earnings of unconsolidated subsidiaries, net	140	—	—	—	140	—	—	400	540

EBITDA	28,267	7,168	4,124	1,076	40,635	11,349	7,482	(25,379)	34,087
Integration/acquisition costs	—	—	—	—	—	3,310	—	8,684	11,994

Adjusted EBITDA	$28,267	$7,168	$4,124	$1,076	$40,635	$14,659	$7,482	$(16,695)	$46,081

Adjusted EBITDA margin	30.5%	19.6%	19.6%	17.6%	26.0%	19.9%	14.8%		16.4%

	Six Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$363,424	$111,525	$—	$777,538
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$366,959	$111,525	$—	$781,073

Total revenue	$181,327	$71,756	$40,109	$18,910	$312,102	$373,860	$121,925	$—	$807,887
Net income attributable to Korn/Ferry International									33,360
Net income attributable to noncontrolling interest									1,764
Other income, net									(3,380)
Interest expense, net									5,797
Equity in earnings of unconsolidated subsidiaries, net									(108)
Income tax provision									13,631

Operating income (loss)	$42,740	$12,874	$4,130	$4,614	$64,358	$15,200	$15,300	$(43,794)	$51,064
Depreciation and amortization	1,820	440	489	288	3,037	16,041	1,292	2,826	23,196
Other income (loss), net	196	(56)	111	97	348	224	(2)	2,810	3,380
Equity in earnings of unconsolidated subsidiaries, net	108	—	—	—	108	—	—	—	108

EBITDA	44,864	13,258	4,730	4,999	67,851	31,465	16,590	(38,158)	77,748
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	8,629	—	5,218	13,847
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$46,570	$13,386	$5,352	$5,359	$70,667	$65,117	$16,590	$(32,724)	$119,650

Adjusted EBITDA margin	26.7%	19.1%	13.7%	28.5%	23.4%	17.9%	14.9%		15.4%

	Six Months Ended October 31, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$183,147	$72,660	$40,213	$12,542	$308,562	$142,842	$96,590	$—	$547,994
Total revenue	$190,597	$74,680	$41,607	$12,550	$319,434	$147,432	$103,808	$—	$570,674
Net income attributable to Korn/Ferry International									$41,053
Net income attributable to noncontrolling interest									—
Other loss, net									2,720
Interest expense, net									843
Equity in earnings of unconsolidated subsidiaries, net									(1,265)
Income tax provision									18,566

Operating income (loss)	$51,567	$13,205	$6,893	$2,478	$74,143	$15,273	$13,085	$(40,584)	61,917
Depreciation and amortization	1,659	597	469	151	2,876	7,336	1,163	3,228	14,603
Other (loss) income, net	(95)	150	12	272	339	(880)	8	(2,187)	(2,720)
Equity in earnings of unconsolidated subsidiaries, net	226	—	—	—	226	—	—	1,039	1,265

EBITDA	53,357	13,952	7,374	2,901	77,584	21,729	14,256	(38,504)	75,065
Integration/acquisition cost	—	—	—	—	—	3,639	—	9,029	12,668

Adjusted EBITDA	$53,357	$13,952	$7,374	$2,901	$77,584	$25,368	$14,256	$(29,475)	$87,733

Adjusted EBITDA margin	29.1%	19.2%	18.3%	23.1%	25.1%	17.8%	14.8%		16.0%

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

Fee Revenue

Fee Revenue.    Fee revenue went up by $121.3 million, or 43%, to $401.9 million in the three months ended October 31, 2016 compared to $280.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.9 million, or 2%, in the three months ended October 31, 2016 compared to the year-ago quarter. The higher fee revenue was attributable to growth in Hay Group and Futurestep, while fee revenue in Executive Search remained essentially flat. The increase in Hay Group was primarily due to the Legacy Hay acquisition, which was consummated in the third quarter of fiscal 2016.

Executive Search.    Executive Search reported fee revenue of $156.2 million in the three months ended October 31, 2016 compared to $156.5 million in the year-ago quarter. As detailed below, Executive Search fee revenue was lower in EMEA and Asia Pacific regions, offset by higher fee revenue in the Latin America region while the fee revenue in the North America region remained essentially flat in the three months ended October 31, 2016 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.7 million, or 2%, in the three months ended October 31, 2016, when compared to the year-ago quarter.

North America reported fee revenue of $92.7 million in the three months ended October 31, 2016 compared to $92.8 million in the year-ago quarter.

EMEA reported fee revenue of $34.8 million, a decrease of $1.8 million, or 5%, in the three months ended October 31, 2016 compared to $36.6 million in the year-ago quarter. The lower fee revenue was primarily due to exchange rates unfavorably impacting fee revenue by $2.5 million, or 7%, in the three months ended October 31, 2016, when compared to the year-ago quarter. The rest of the change in fee revenue was due to a 2% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by a 4% increase in the number of engagements billed during the three months ended October 31, 2016 compared to the year-ago quarter. The performance in United Kingdom, France and Germany were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2016 compared to the year-ago quarter, offset by an increase in fee revenue in Belgium and United Arab Emirates. In terms of business sectors, financial services and consumer goods experienced the largest decline in fee revenue in the three months ended October 31, 2016 as compared to the year-ago quarter.

Asia Pacific reported fee revenue of $19.5 million, a decrease of $1.5 million, or 7%, in the three months ended October 31, 2016 compared to $21.0 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.3 million, or 1%, in the three months ended October 31, 2016, when compared to the year-ago quarter. The rest of the change in fee revenue was due to a 15% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by a 7% increase in the number of engagements billed in the three months ended October 31, 2016 compared to the year-ago quarter. The performance in Hong Kong and Singapore were the primary contributors to the decrease in fee revenue in the three months ended October 31, 2016 compared to the year-ago quarter, offset by an increase in fee revenue in Japan. Financial services and technology were the main sectors contributing to the decline in fee revenue in the three months ended October 31, 2016 as compared to the year-ago quarter, partially offset by an increase in fee revenue in the industrial and consumer goods sectors.

Latin America reported fee revenue of $9.2 million, an increase of $3.1 million, or 51%, in the three months ended October 31, 2016 compared to $6.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue for Latin America by $0.5 million, or 8%, in the three months ended October 31, 2016, when compared to the year-ago quarter. The increase is due to $4.4 million in fee revenue from our Mexican subsidiary that we began consolidating in the fourth quarter of fiscal 2016 as a result of obtaining control of the entity. The rest of the change primarily relates to an increase in fee revenue in Brazil, offset by lower fee revenue in Venezuela in the three months ended October 31, 2016 compared to the year-ago quarter. Industrial and life sciences/healthcare were the main sectors contributing to the growth in fee revenue in the three months ended October 31, 2016 compared to the year-ago quarter.

Hay Group.    Hay Group reported fee revenue of $188.8 million, an increase of $115.2 million, or 157%, in the three months ended October 31, 2016 compared to $73.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.4 million, or 2%, compared to the year-ago quarter. The increase in fee revenue was primarily due to the legacy Hay acquisition which was consummated in the third quarter of fiscal 2016. As a result of the Legacy Hay acquisition, consulting fee revenue was higher by $66.0 million in the three months ended October 31, 2016 compared to the year-ago quarter, with the remaining increase of $49.2 million generated by productized services.

Futurestep.    Futurestep reported fee revenue of $56.8 million, an increase of $6.3 million, or 12%, in the three months ended October 31, 2016 compared to $50.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.8 million, or 2%, in the three months ended October 31, 2016. Higher fee revenues in RPO and professional search of $4.4 million and $2.2 million, respectively drove the increase in fee revenue. The increase in fee revenue in professional search was due to a 15% increase in the number of engagements billed, offset by a 4% decrease in the weighted-average fees billed per engagement in the three months ended October 31, 2016 compared to the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased $82.0 million, or 43%, to $270.6 million in the three months ended October 31, 2016 from $188.6 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $3.3 million, or 2%, in the three months ended October 31, 2016 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition and $1.9 million in integration/acquisition costs compared to the year-ago quarter. The acquisition was the main factor for increases of $58.3 million, $8.1 million, $2.9 million, $1.9 million and $1.2 million in salaries and related payroll taxes, performance related bonus expense, insurance costs, retirement plans, and outside contractors, respectively. Also contributing to the increase in compensation and benefits was an increase in the amortization of long-term incentive awards of $2.9 million in the three months ended October 31, 2016 compared to the year-ago quarter.

Executive Search compensation and benefits expense increased by $1.3 million, to $99.9 million in the three months ended October 31, 2016 compared to $98.6 million in the year-ago quarter. This increase was primarily due to higher salaries and related payroll expense of $1.9 million due to a 3% increase in average headcount in the three months ended October 31, 2016 compared to the year-ago quarter. The rest of the change was due to an increase of $1.8 million in the amortization of long-term incentive awards, partially offset by lower performance related bonus expense of $2.1 million. The decrease in performance related bonus expense was principally due to lower profitability. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 64% in the three months ended October 31, 2016 from 63% in the year-ago quarter.

Hay Group compensation and benefits expense increased $72.9 million, or 157%, to $119.3 million in the three months ended October 31, 2016 from $46.4 million in the year-ago quarter. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition and an increase of $1.0 million in integration/acquisition costs compared to the year-ago quarter. Due to the acquisition, average headcount increased during the three months ended October 31, 2016 compared to the year-ago quarter, resulting in higher salaries and related payroll taxes, performance related bonus expense, insurance costs, and retirement plans of $51.4 million, $11.5 million, $1.9 million and $1.6 million, respectively. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 63% in both the three months ended October 31, 2016 and 2015.

Futurestep compensation and benefits expense increased $5.0 million, or 14%, to $40.0 million in the three months ended October 31, 2016 from $35.0 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $5.0 million due to a 24% increase in the average headcount in the three months ended October 31, 2016 compared to the year-ago quarter. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 70% in the three months ended October 31, 2016 compared to 69% in the year-ago quarter.

Corporate compensation and benefits expense increased by $2.7 million, or 31%, to $11.3 million in the three months ended October 31, 2016 from $8.6 million in the year-ago quarter. Excluding $0.9 million of integration/acquisition costs related to the Legacy Hay acquisition, compensation and benefits expense increased $1.8 million in the three months ended October 31, 2016 as compared to the year-ago quarter. This increase was mainly due to an increase of $0.5 million in stock based compensation, $0.5 million in the use of outside consultants and an increase in the amortization of long-term incentive awards of $0.4 million in the three months ended October 31, 2016 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased $9.5 million, or 21%, to $54.1 million in the three months ended October 31, 2016 compared to $44.6 million in the three months ended October 31, 2015. Exchange rates favorably impacted general and administrative expenses by $0.9 million, or 2%, during the three months ended October 31, 2016 compared to the year-ago quarter. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition that took place in the third quarter of fiscal 2016. The acquisition was the main factor for increases of $11.7 million, $2.9 million and $2.0 million in premise and office expense, marketing and business development expenses and legal and other professional expenses, respectively, offset by a decrease in integration/acquisition costs of $8.1 million compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 14% in the three months ended October 31, 2016 compared to 16% in the year-ago quarter.

Executive Search general and administrative expenses decreased $0.4 million, or 2.4%, to $16.2 million in the three months ended October 31, 2016 from $16.6 million in the year-ago quarter. General and administrative expenses decreased due to higher foreign exchange gains of $0.4 million during the three months ended October 31, 2016 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in the three months ended October 31, 2016 compared to 11% in the year-ago quarter.

Hay Group general and administrative expenses increased $15.5 million, or 194%, to $23.5 million in the three months ended October 31, 2016 compared to $8.0 million in the three months ended October 31, 2015. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition. The acquisition was the main factor for increases of $10.8 million, $1.8 million, $1.3 million and $1.3 million in premise and office expense, marketing and business development expenses, legal and other professional expenses and travel related expenses, respectively. Hay Group general and administrative expenses, as a percentage of fee revenue, was 12% in the three months ended October 31, 2016 compared to 11% in the year-ago quarter.

Futurestep general and administrative expenses were $5.5 million and $5.3 million, respectively, in the three months ended October 31, 2016 and 2015. Futurestep general and administrative expenses, as a percentage of fee revenue, was 10% in both the three months ended October 31, 2016 and 2015.

Corporate general and administrative expenses decreased $5.8 million, or 39%, to $8.9 million in the three months ended October 31, 2016 compared to $14.7 million in the year-ago quarter. The decrease in general and administrative expenses was driven by a decline of $8.1 million in integration/acquisition costs associated with the Legacy Hay acquisition, offset with increases of $1.0 million, $0.6 million and $0.5 million in marketing and business development expenses, legal and other professional fees and foreign exchange loss, respectively, incurred in the three months ended October 31, 2016 compared to the year-ago quarter. The increase in marketing and business development expenses reflects our continued growth-related investments back into the business.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $7.7 million, or 69%, to $18.9 million in the three months ended October 31, 2016 compared to $11.2 million in the year-ago quarter. The increase is mainly due to higher fee revenue in Hay Group due to the Legacy Hay acquisition. Cost of services expense, as a percentage of fee revenue, was 5% in the three months ended October 31, 2016 compared to 4% in the year-ago quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $11.8 million, an increase of $4.6 million, or 64%, in the three months ended October 31, 2016 compared to $7.2 million in the year-ago quarter. The increase is mainly due to the Legacy Hay acquisition. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

No restructuring charges, net were incurred during the three months ended October 31, 2016 and 2015.

Operating Income

Operating income was $46.5 million in the three months ended October 31, 2016 as compared to operating income of $29.0 million in the year-ago quarter. This increase in operating income resulted from a higher fee revenue of $121.3 million, offset by an increase of $82.0 million in compensation and benefits expense ($1.9 million in integration/acquisition costs), $9.5 million in general and administrative expenses (includes a decrease of $8.1 million in integration/acquisition), $7.7 million cost of services expense and $4.6 million of depreciation and amortization expenses during the three months ended October 31, 2016 as compared to the year-ago quarter.

Executive Search operating income decreased $1.8 million to $37.4 million in the three months ended October 31, 2016 as compared to $39.2 million in the year-ago quarter. The decrease in Executive Search operating income was driven by an increase in compensation and benefits expense of $1.3 million while fee revenue remained essentially flat. Executive Search operating income, as a percentage of fee revenue, was 24% in the three months ended October 31, 2016 as compared to 25% in the year-ago quarter.

Hay Group operating income was $22.9 million in the three months ended October 31, 2016 as compared to operating income of $7.8 million in the year-ago quarter. The change was primarily driven by an increase in fee revenue of $115.2 million mainly due to the Legacy Hay acquisition, offset by an increase of $72.9 million in compensation and benefits expense (which included $1.0 million in integration/acquisition costs), and general and administrative expenses of $15.5 million in the three months ended October 31, 2016 compared to the year-ago quarter. The rest of the change in operating income was due to an increase in cost of services expense and depreciation and amortization expense of $7.3 million and $4.4 million, respectively in the three months ended October 31, 2016 compared to the three months ended October 31, 2015. Hay Group operating income, as a percentage of fee revenue, was 12% in the three months ended October 31, 2016 compared to operating income as a percentage of fee revenue of 11% in the year-ago quarter.

Futurestep operating income increased by $0.9 million to $7.8 million in the three months ended October 31, 2016 from $6.9 million in the year-ago quarter. The increase in Futurestep operating income was primarily due to $6.3 million in higher fee revenue, partially offset by an increase of $5.0 million in compensation and benefits expense in the three months ended October 31, 2016 compared to the year-ago quarter. The change in compensation and benefits expense was driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep operating income, as a percentage of fee revenue, was 14% for both the three months ended October 31, 2016 and 2015.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased $12.2 million, or 68%, to $30.2 million in the three months ended October 31, 2016 compared to $18.0 million in the year-ago quarter. The increase was due to an increase in fee revenue of $121.3 million, offset by higher operating expenses of $106.0 million and an increase in income tax provision of $3.4 million due to higher profitability. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 8% for the three months ended October 31, 2016 as compared to 6% in the year-ago quarter.

Adjusted EBITDA

Adjusted EBITDA increased $17.3 million to $63.3 million in the three months ended October 31, 2016 as compared to $46.0 million in the year-ago quarter. This increase was driven by higher fee revenue of $121.3 million and a decrease in other loss, net of $1.7 million due to the change in the fair value of our marketable securities, offset by increases of $80.1 million, $17.6 million, and $7.7 million in compensation and benefits expense (excluding integration/acquisition costs), general and administrative expense (excluding integration/acquisition costs) and cost of services expense, respectively. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 16% for both the three months ended October 31, 2016 and 2015.

Executive Search Adjusted EBITDA was $39.0 million, a decrease of $1.6 million, or 4%, in the three months ended October 31, 2016 as compared to $40.6 million in the three months ended October 31, 2015. This decrease was due to an increase of $1.3 million in compensation and benefits expense driven by an increase in salaries and related payroll expense while fee revenue remained essentially flat during the three months ended October 31, 2016 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in the three months ended October 31, 2016 as compared to 26% in the year-ago quarter.

Hay Group Adjusted EBITDA increased by $20.6 million to $35.3 million in the three months ended October 31, 2016 as compared to $14.7 million in the year-ago quarter. This increase was due to higher fee revenue of $115.2 million, offset by an increase of $71.9 million, $15.5 million and $7.3 million in compensation and benefit expense (excluding integration/acquisition costs), general and administrative expenses and cost of services expense, respectively. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 19% in the three months ended October 31, 2016 as compared to 20% in the year-ago quarter.

Futurestep Adjusted EBITDA increased by $1.0 million to $8.5 million in the three months ended October 31, 2016 as compared to $7.5 million in the year-ago quarter. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $6.3 million, offset by an increase of $5.0 million in compensation and benefits expense during the three months ended October 31, 2016 as compared to the year-ago quarter. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% for both the three months ended October 31, 2016 and 2015.

Other (Loss) Income, Net

Other loss, net was $0.9 million in the three months ended October 31, 2016 as compared to $2.6 million in the year-ago quarter. The decrease in other loss, net was primarily due to the change in the fair value of our marketable securities, which created a smaller loss during the three months ended October 31, 2016 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.7 million in the three months ended October 31, 2016 as compared to $0.5 million in the year-ago quarter. The increase was mainly due to interest expense associated with the term loan facility that we entered into in the current fiscal year to provide enhanced financial flexibility.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders, in three months ended October 31, 2016, and also includes our Mexican subsidiary for the three months ended October 31, 2015. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings decreased by $0.6 million in the three months ended October 31, 2016 as compared to the year-ago quarter due to the consolidation of our Mexico subsidiary, which is now included in operations.

Income Tax Provision

The provision for income tax was $11.9 million in the three months ended October 31, 2016 compared to $8.5 million in the year-ago quarter. This reflects a 28% and 32% effective tax rate in the three months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate for the three months ended October 31, 2016 is due to a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2016 was $0.9 million.

Six Months Ended October 31, 2016 Compared to Six Months Ended October 31, 2015

Fee Revenue

Fee Revenue.    Fee revenue went up by $229.5 million, or 42%, to $777.5 million in the six months ended October 31, 2016 compared to $548.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $13.4 million, or 2%, in the six months ended October 31, 2016 compared to the year-ago period. The higher fee revenue was attributable to growth in Hay Group and Futurestep, offset with the decrease in Executive Search. The increase in Hay Group was primarily due to the Legacy Hay acquisition, which was consummated in the third quarter of fiscal 2016.

Executive Search.    Executive Search reported fee revenue of $302.6 million, a decrease of $6.0 million, or 2%, in the six months ended October 31, 2016 compared to $308.6 million in the year-ago period. As detailed below, Executive Search fee revenue was lower in North America, EMEA and Asia Pacific regions, offset by higher fee revenue in the Latin America region in the six months ended October 31, 2016 as compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $6.3 million, or 2%, in the six months ended October 31, 2016, when compared to the year-ago period.

North America reported fee revenue of $174.5 million, a decrease of $8.7 million, or 5%, in the six months ended October 31, 2016 compared to $183.2 million in the year-ago period. North America’s fee revenue was lower due to a 3% decrease in the number of engagements billed and 2% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2016 compared to the year-ago period. The overall decrease in fee revenue was driven by a decline in the life sciences/healthcare, financial services, education/non-profit, and industrial sectors as compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.2 million in the six months ended October 31, 2016, when compared to the year-ago period.

EMEA reported fee revenue of $70.1 million, a decrease of $2.6 million, or 4%, in the six months ended October 31, 2016 compared to $72.7 million in the year-ago period. The lower fee revenue was primarily due to exchange rates unfavorably impacting EMEA’s fee revenue by $4.1 million, or 6%, in the six months ended October 31, 2016, when compared to the year-ago period. This was offset by a 2% increase in the number of engagements billed and a 1% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2016 compared to the year-ago period. The performance in existing offices in United Kingdom, France and Switzerland were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2016 compared to the year-ago period, offset by an increase in fee revenue in United Arab Emirates, Germany and Denmark. In terms of business sectors, life sciences/healthcare, financial services and consumer goods experienced the largest decline in fee revenue in the six months ended October 31, 2016 as compared to the year-ago period, partially offset by an increase in the technology sector.

Asia Pacific reported fee revenue of $39.1 million, a decrease of $1.1 million, or 3%, in the six months ended October 31, 2016 compared to $40.2 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.2 million in the six months ended October 31, 2016, when compared to the year-ago period. The rest of the change in fee revenue was due to a 12% decrease in the weighted-average fees billed per engagement (calculated using local currency), offset by an 11% increase in the number of engagements billed in the six months ended October 31, 2016 compared to the year-ago period. The performance in Singapore, Hong Kong and Australia were the primary contributors to the decrease in fee revenue in the six months ended October 31, 2016 compared to the year-ago period, offset by an increase in fee revenue in Japan and China. Technology, education/non-profit financial services and industrial were the main sectors contributing to the decrease in fee revenue in the six months ended October 31, 2016 as compared to the year-ago period, partially offset by an increase in fee revenue in the consumer goods sector.

Latin America reported fee revenue of $18.8 million, an increase of $6.3 million, or 50%, in the six months ended October 31, 2016 compared to $12.5 million in the year-ago period. Exchange rates unfavorably impacted fee revenue for

Latin America by $1.8 million, or 14%, in the six months ended October 31, 2016, when compared to the year-ago period. The increase is due to $8.8 million in fee revenue from our Mexican subsidiary that we began consolidating in the fourth quarter of fiscal 2016 as a result of obtaining control of the entity. The rest of the change primarily relates to an increase in fee revenue in Brazil, offset by lower fee revenues in Venezuela in the six months ended October 31, 2016 compared to the year-ago period. Industrial, life sciences/healthcare and financial services were the main sectors contributing to the growth in fee revenue in the six months ended October 31, 2016 compared to the year-ago period.

Hay Group.    Hay Group reported fee revenue of $363.4 million, an increase of $220.6 million, or 154%, in the six months ended October 31, 2016 compared to $142.8 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $4.8 million, or 3%, compared to the year-ago period. The increase in fee revenue was primarily due to the Legacy Hay acquisition which was consummated in the third quarter of fiscal 2016. As a result of the Legacy Hay acquisition, consulting fee revenue was higher by $136.5 million in the six months ended October 31, 2016 compared to the year-ago period, with the remaining increase of $84.1 million generated by higher productized services.

Futurestep.    Futurestep reported fee revenue of $111.5 million, an increase of $14.9 million, or 15%, in the six months ended October 31, 2016 compared to $96.6 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $2.3 million, or 2%, in the six months ended October 31, 2016. Higher fee revenues in RPO and professional search of $9.8 million and $5.1 million, respectively drove the increase in fee revenue. The increase in fee revenue in professional search was due to a 17% increase in the number of engagements billed, offset by a 5% decrease in the weighted-average fees billed per engagement in the six months ended October 31, 2016 compared to the year-ago period.

Compensation and Benefits

Compensation and benefits expense increased $165.5 million, or 45%, to $533.6 million in the six months ended October 31, 2016 from $368.1 million in the year-ago period. Exchange rates favorably impacted compensation and benefits expenses by $8.7 million, or 2%, in the six months ended October 31, 2016 compared to the year-ago period. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition and $7.2 million more in integration/acquisition costs in the six months ended October 31, 2016 compared to the year-ago period. The acquisition was the main factor for increases of $121.4 million, $8.7 million, $4.6 million, $4.1 million and $2.3 million in salaries and related payroll taxes, performance related bonus expense, insurance costs, retirement plans and outside contractors, respectively. Also contributing to the increase in compensation and benefits was an increase in the amortization of long-term incentive awards of $5.4 million, higher stock based compensation of $1.9 million and a change in the fair value of vested amounts owed under certain deferred compensation plans of $3.5 million in the six months ended October 31, 2016 compared to the year-ago period due to market movements.

Executive Search compensation and benefits expense increased by $0.6 million, to $198.6 million in the six months ended October 31, 2016 compared to $198.0 million in the year-ago period. This increase was primarily due to higher salaries and related payroll expense of $5.3 million due to a 5% increase in average headcount in the six months ended October 31, 2016 compared to the year-ago period. The rest of the change was due to an increase in the amortization of long-term incentive awards of $3.9 million and $0.5 million in retirement plans, offset by lower performance related bonus expense of $9.3 million during the six months ended October 31, 2016 compared to the year-ago period due to market movements. The decrease in performance related bonus expense was principally due to lower fee revenue and profitability. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 66% in the six months ended October 31, 2016 from 64% in the year-ago period.

Hay Group compensation and benefits expense increased $146.7 million, or 167%, to $234.6 million in the six months ended October 31, 2016 from $87.9 million in the year-ago period. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition and $5.0 million in integration/acquisition costs compared to the year-ago period. Due to the acquisition, average headcount increased during the six months ended October 31, 2016 compared to the year-ago period, resulting in higher salaries and related payroll taxes, performance related bonus expense, retirement plans and insurance costs of $105.6 million, $19.3 million, $3.4 million and $3.4 million, respectively. Hay Group compensation and benefits expense, as a percentage of fee revenue, increased to 65% in the six months ended October 31, 2016 from 62% in the year-ago period.

Futurestep compensation and benefits expense increased $11.7 million, or 18%, to $78.0 million in the six months ended October 31, 2016 from $66.3 million in the year-ago period. Salaries and related payroll taxes and insurance costs were the primary drivers which increased by $10.3 million and $1.0 million, respectively. The change in salaries and related payroll taxes was due to a 28% increase in the average headcount in the six months ended October 31, 2016 compared to the year-ago period. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 70% in the six months ended October 31, 2016 compared to 69% in the year-ago period.

Corporate compensation and benefits expense increased by $6.5 million, or 41%, to $22.4 million in the six months ended October 31, 2016 from $15.9 million in the year-ago period. Excluding $2.2 million of integration/acquisition costs related to the Legacy Hay acquisition, compensation and benefits expense increased $4.3 million in the six months ended October 31, 2016 as compared to the year-ago period. This increase was mainly due to an increase of $1.6 million in stock based compensation, $0.9 million in expenses associated with our deferred compensation plans, $0.8 million for outside contractors and $0.8 million in amortization of long-term incentive awards and in the six months ended October 31, 2016 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $27.4 million, or 33%, to $109.5 million in the six months ended October 31, 2016 compared to $82.1 million in the six months ended October 31, 2015. Exchange rates favorably impacted general and administrative expenses by $2.3 million, or 3%, during the six months ended October 31, 2016 compared to the year-ago period. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition that took place in the third quarter of fiscal 2016, offset by a decrease of $6.0 million in integration/acquisition costs compared to the year-ago period. The acquisition was the main factor for increases of $23.0 million, $5.0 million, $3.6 million and $2.7 million in premise and office expense, marketing and business development expenses, legal and other professional expenses and travel related expenses respectively. General and administrative expenses, as a percentage of fee revenue, was 14% in the six months ended October 31, 2016 compared to 15% in the year-ago period.

Executive Search general and administrative expenses decreased $0.9 million, or 3%, to $32.3 million in the six months ended October 31, 2016 from $33.2 million in the year-ago period. General and administrative expenses decreased due to higher foreign exchange gains of $1.1 million during the six months ended October 31, 2016 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the six months ended October 31, 2016 and 2015.

Hay Group general and administrative expenses increased $30.9 million, or 185%, to $47.6 million in the six months ended October 31, 2016 compared to $16.7 million in the six months ended October 31, 2015. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition. The acquisition was the main factor for increases of $21.6 million, $3.4 million, $2.6 million and $2.6 million in premise and office expense, business development expenses, legal and other professional expenses and travel related expenses, respectively. Hay Group general and administrative expenses, as a percentage of fee revenue, was 13% in the six months ended October 31, 2016 compared to 12% in the year-ago period.

Futurestep general and administrative expenses were $11.2 million and $10.7 million, respectively, in the six months ended October 31, 2016 and 2015. General and administrative expenses increased due to higher premise and office expense of $0.4 million during the six months ended October 31, 2016 compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 10% in the six months ended October 31, 2016 compared to 11% in the year-ago period.

Corporate general and administrative expenses decreased $3.1 million, or 14%, to $18.4 million in the six months ended October 31, 2016 compared to $21.5 million in the year-ago period. General and administrative expenses decreased due to a decline of $6.0 million in integration/acquisition costs, offset by increases of $1.6 million in business development expenses $0.8 million in legal and other professional expenses and $0.3 million in higher foreign currency losses in the six months ended October 31, 2016 compared to year-ago period.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $14.4 million, or 68%, to $35.7 million in the six months ended October 31, 2016 compared to $21.3 million in the year-ago period. The increase is mainly due to higher fee revenue in Hay Group due to the Legacy Hay acquisition. Cost of services expense, as a percentage of fee revenue, was 5% in the six months ended October 31, 2016 compared to 4% in the year-ago period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $23.2 million, an increase of $8.6 million, or 59%, in the six months ended October 31, 2016 compared to $14.6 million in the year-ago period. The increase is mainly due to the Legacy Hay acquisition. The increase relates primarily to technology investments that were made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the six months ended October 31, 2016, we continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in the prior year by eliminating redundant positions and operational, general and administrative expenses and consolidation of office space. As a result, we recorded $24.5 million of restructuring charges with $11.5 million of severance costs and $13.0 million relating to the consolidation of office space during the six months ended October 31, 2016. No restructuring charges, net were incurred during the six months ended October 31, 2015.

Operating Income

Operating income was $51.1 million in the six months ended October 31, 2016 as compared to operating income of $61.9 million in the year-ago period. This decrease in operating income resulted from increases of $165.5 million in compensation and benefits expense (which included an increase in integration/acquisition costs of $7.2 million), $27.4 million in general and administrative expenses (which included a decrease in integration/acquisition costs of $6.0 million), $24.5 million in restructuring charges, net, $14.4 million in cost of services expense and $8.6 million of depreciation and amortization expenses. These changes were partially offset by higher fee revenue of $229.5 million during the six months ended October 31, 2016 as compared to the year-ago period.

Executive Search operating income decreased $9.7 million to $64.4 million in the six months ended October 31, 2016 as compared to $74.1 million in the year-ago period. The decrease in Executive Search operating income was driven by lower fee revenue of $6.0 million, an increase of $2.8 million in restructuring charges, net and higher compensation and benefits expense of $0.6 million. Executive Search operating income, as a percentage of fee revenue, was 21% in the six months ended October 31, 2016 as compared to 24% in the year-ago period.

Hay Group operating income was $15.2 million in the six months ended October 31, 2016 as compared to $15.3 million in the year-ago period. The change was primarily driven by increases in compensation and benefits expense (which includes an increase of $5.0 million in integration/acquisition costs), general and administrative expenses and restructuring charges, net of $146.7 million, $30.9 million and $21.5 million, respectively in the six months ended October 31, 2016 compared to the year-ago period. Further contributing to the decline was an increase in cost of services expense and depreciation and amortization expense of $12.9 million and $8.7 million, respectively. Partially offsetting these changes in operating loss was an increase in fee revenue of $220.6 million mainly due to the Legacy Hay acquisition. Hay Group operating income, as a percentage of fee revenue, was 4% in the six months ended October 31, 2016 compared to 11% in the year-ago period.

Futurestep operating income increased by $2.2 million to $15.3 million in the six months ended October 31, 2016 from $13.1 million in the year-ago period. The increase in Futurestep operating income was primarily due to $14.9 million in higher fee revenue, partially offset by increases of $11.7 million in compensation and benefits expense and $0.5 million in general and administrative expenses in the six months ended October 31, 2016 compared to the year-ago period. The change in compensation and benefits expense was driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep operating income, as a percentage of fee revenue, was 14% in both the six months ended October 31, 2016 and 2015.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased $7.7 million, or 19%, to $33.4 million in the six months ended October 31, 2016 compared to $41.1 million in the year-ago period. The decrease was due to higher operating expenses of $248.0 million, offset by an increase in total revenue of $237.2 million and a decrease in income tax provision of $5.0 million due to lower profitability. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 4% for the six months ended October 31, 2016 as compared to 7% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased $32.0 million to $119.7 million in the six months ended October 31, 2016 as compared to $87.7 million in the year-ago period. This increase was driven by higher adjusted fee revenue of $233.1 million (which included a $3.5 million deferred revenue adjustment related to the Legacy Hay acquisition) and an increase in the fair value of our marketable securities of $5.0 million in the six months ended October 31, 2016 compared to the year-ago period, offset by increases of $158.3 million, $33.4 million and $14.4 million in compensation and benefits expense (excluding integration/acquisition costs), general and administrative expense (excluding integration/acquisition costs) and cost of services expense, respectively. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in the six months ended October 31, 2016 as compared to 16% in the year-ago period.

Executive Search Adjusted EBITDA was $70.7 million, a decrease of $6.8 million, or 9%, in the six months ended October 31, 2016 as compared to $77.5 million in the six months ended October 31, 2015. This decrease was due to lower fee revenue of $6.0 million and higher compensation and benefits expense of $0.6 million during the six months ended October 31, 2016 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 23% in the six months ended October 31, 2016 as compared to 25% in the year-ago period.

Hay Group Adjusted EBITDA increased by $39.7 million to $65.1 million in the six months ended October 31, 2016 as compared to $25.4 million in the year-ago period. This increase was due to higher adjusted fee revenue of $224.2 million (which included a $3.5 million deferred revenue adjustment related to Legacy Hay acquisition), offset by an increase of $141.7 million, $30.9 million and $12.9 million in compensation and benefit expense (excluding integration/acquisition costs), general and administrative expenses and cost of services expense, respectively. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 18% in both the six months ended October 31, 2016 and 2015.

Futurestep Adjusted EBITDA increased by $2.3 million to $16.6 million in the six months ended October 31, 2016 as compared to $14.3 million in the year-ago period. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $14.9 million, offset by increases of $11.7 million in compensation and benefits expense and $0.5 million in general and administrative expenses during the six months ended October 31, 2016 as compared to the year-ago period. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the six months ended October 31, 2016 and 2015.

Other (Loss) Income, Net

Other income, net was $3.4 million in the six months ended October 31, 2016 as compared to other loss, net of $2.7 million in the year-ago period. The change was primarily due to the increase in the fair value of our marketable securities during the six months ended October 31, 2016 compared to decreases in the fair value of our marketable securities in the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.8 million in the six months ended October 31, 2016 as compared to $0.8 million in the year-ago period. The increase was mainly due to interest expense associated with the term loan facility that we entered into in the current fiscal year to provide enhanced financial flexibility.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders, in six months ended October 31, 2016, and also includes our Mexican subsidiary for the six months ended October 31, 2015. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings was $0.1 million in the six months ended October 31, 2016 as compared to $1.3 million in the six months ended October 31, 2015. The decrease is due to the consolidation of our Mexico subsidiary for the six months ended October 31, 2016, which is now included in operations.

Income Tax Provision

The provision for income tax was $13.6 million in the six months ended October 31, 2016 compared to $18.6 million in the year-ago period. This reflects a 28% and 32% effective tax rate in the six months ended October 31, 2016 and 2015, respectively. The decrease in the effective tax rate for the six months ended October 31, 2016 is due to a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2016 was $1.8 million.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the three months ended October 31, 2016, we began to repurchase shares through this program. We repurchased approximately $6.9 million of the Company’s common stock. Any decision to continue to execute our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition, shares repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes would put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $390.0 million and $414.7 million as of October 31, 2016 and April 30, 2016, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $155.4 million and $88.9 million at October 31, 2016 and April 30, 2016, respectively. As of October 31, 2016 and April 30, 2016, we held $111.0 million and $129.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2017 and 2016 annual bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in the six months ended October 31, 2016. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of October 31, 2016 and April 30, 2016, marketable securities included trading securities of $140.0 million (net of gross unrealized gains of $2.4 million and gross unrealized losses of $1.0 million) and $141.4 million (net of gross unrealized gains of $1.4 million and gross unrealized losses of $2.6 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $110.2 million and $130.1 million, respectively, are classified as non-current. Our vested and unvested obligations for which these assets were held in trust totaled $133.7 million and $138.8 million as of October 31, 2016 and April 30, 2016, respectively.

The net increase in our working capital of $161.9 million as of October 31, 2016 compared to April 30, 2016 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset by a slight decrease in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to payment of annual bonuses earned in fiscal 2016 and paid during the first quarter of fiscal 2017 while accounts receivable increased due to an increase in days of sales outstanding which went from 55 days to 68 days (which is consistent with historical experience) from April 30, 2016 to October 31, 2016. Cash used in operating activities was $88.6 million in the six months ended October 31, 2016 compared to $73.4 million in the year-ago period.

Cash used in investing activities was $30.8 million in the six months ended October 31, 2016, an increase of $17.9 million, compared to $12.9 million in the year-ago period. Cash used in investing activities was higher primarily due to an increase in the cash used to purchase property and equipment in connection with our co-location activities and a payment made on the final working capital settlement related to the Legacy Hay acquisition made during the six months ended October 31, 2016, offset with the increase in cash provided by investing activities from the sales/maturities of marketable securities and net purchase of marketable securities.

Cash provided by financing activities was $108.6 million in the six months ended October 31, 2016, an increase of $119.5 million, compared to cash used in financing activities of $10.9 million in the year-ago period. Cash provided by financing activities increased primarily due to the borrowing of $275.0 million from the new term loan facility in the six months ended October 31, 2016, offset by $140.0 million used to pay-off the term loan that was outstanding as of April 30, 2016 and the payment of $5.2 million under the current Term Facility. During the second quarter of fiscal 2017, the Company purchased $6.9 million of the Company’s common stock under the stock repurchase program. As of October 31, 2016, $143.1 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2016 and April 30, 2016, we held contracts with gross CSV of $179.2 million and $175.7 million, respectively. Since fiscal 2012, we paid the premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.4 million as of October 31, 2016 and April 30, 2016. At October 31, 2016 and April 30, 2016, the net cash value of these policies was $110.9 million and $107.3 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent ( to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”); (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions referenced above. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of October 31, 2016, we were in compliance with our debt covenants.

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

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with the first principal payment of $5.2 million made during the three months ended October 31, 2016. As of October 31, 2016, $269.8 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous Facility. During the three and six months ended October 31, 2016, the average rate on the Term Facility was 2.44% and 2.43%, respectively.

As of October 31, 2016 and April 30, 2016, we had no borrowings under the Revolver. At October 31, 2016 and April 30, 2016, there was $3.0 million and $2.8 million, respectively, of standby letters of credit issued under our long-term debt arrangements. We had a total of $6.9 million and $6.4 million of standby letters of credits with other financial institutions as of October 31, 2016 and April 30, 2016, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2016, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions entered in the ordinary course of business, denominated in a currency other than the reporting entity’s functional currency, may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency gains, on an after tax basis, included in net income were $1.3 million in the six months ended October 31, 2016 as compared to foreign currency losses, on an after tax basis, included in net income of $0.2 million in the six months ended October 31, 2015.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Brazilian Real, Japanese Yen and Chinese Yuan. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2016, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $8.1 million. Beginning in the third quarter of fiscal 2016, we established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of October 31, 2016, there was $269.8 million outstanding under the Term Facility. At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company is required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.7 million and $1.2 million for the three and six months ended October 31, 2016, respectively. During the three and six months ended October 31, 2016, the average interest rate on the new term loan was 2.44% and 2.43% respectively. We had no borrowings under the Revolver as of October 31, 2016. We had $68.4 million of borrowings against the CSV of COLI contracts as of October 31, 2016 and April 30, 2016, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended October 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2016:

	Shares Purchased		Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2016— August 31, 2016	—		$—	—	$150.0 million
September 1, 2016— September 30, 2016	763	(1)	$20.90	—	$150.0 million
October 1, 2016— October 31, 2016	335,500		$20.69	335,500	$143.1 million

Total	336,263		$20.69	335,500

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares.

(2)

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $6.9 million of the Company’s common stock under the program during the second quarter of fiscal 2017.

Our senior secured credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Item 5.	Other Information

On December 7, 2016, the Company issued a press release and filed a Form 8-K disclosing that its Board of Directors declared a dividend of $0.10 per share with a record date of December 20, 2016 and a payment date of January 16, 2017. Due to the Martin Luther King Jr. holiday (and related federal bank closure on such day), the payment of the dividend will occur on January 17, 2017.

Item 6.	Exhibits

Exhibit Number	Description

10.1*+	Third Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 12, 2016.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer, and Chief Corporate Officer

Date: December 9, 2016

EXHIBIT INDEX

Exhibit Number	Description

10.1*+	Third Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 12, 2016.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

+	Incorporated herein by reference.