Form 10-Q
period 2017-01-31
KORN FERRY INTERNATIONAL
filed 2017-03-10
CIK 56679

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

The number of shares outstanding of our common stock as of March 6, 2017 was 57,161,157 shares.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	April 30, 2016
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$351,305	$273,252
Marketable securities	4,139	11,338
Receivables due from clients, net of allowance for doubtful accounts of $14,025 and $11,292, respectively	343,105	315,975
Income taxes and other receivables	23,828	20,579
Prepaid expenses and other assets	52,012	43,130

Total current assets	774,389	664,274

Marketable securities, non-current	111,289	130,092
Property and equipment, net	108,836	95,436
Cash surrender value of company owned life insurance policies, net of loans	111,949	107,296
Deferred income taxes, net	23,810	27,163
Goodwill	581,034	590,072
Intangible assets, net	221,047	233,027
Investments and other assets	64,197	51,240

Total assets	$1,996,551	$1,898,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$31,477	$26,634
Income taxes payable	7,570	8,396
Compensation and benefits payable	198,807	266,211
Term loan	19,754	30,000
Other accrued liabilities	150,009	145,023

Total current liabilities	407,617	476,264

Deferred compensation and other retirement plans	221,385	216,113
Term loan, non-current	241,161	110,000
Deferred tax liabilities	7,301	5,088
Other liabilities	51,085	43,834

Total liabilities	928,549	851,299

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 70,759 and 69,723 shares issued and 57,326 and 57,272 shares outstanding, respectively	700,696	702,098
Retained earnings	440,824	401,113
Accumulated other comprehensive loss, net	(76,099)	(57,911)

Total Korn/Ferry International stockholders’ equity	1,065,421	1,045,300
Noncontrolling interest	2,581	2,001

Total stockholders’ equity	1,068,002	1,047,301

Total liabilities and stockholders’ equity	$1,996,551	$1,898,600

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Fee revenue	$381,918	$344,158	$1,159,456	$892,152
Reimbursed out-of-pocket engagement expenses	12,277	14,721	42,626	37,401

Total revenue	394,195	358,879	1,202,082	929,553

Compensation and benefits	262,438	242,429	796,014	610,493
General and administrative expenses	56,818	57,395	166,294	139,449
Reimbursed expenses	12,277	14,721	42,626	37,401
Cost of services	16,545	17,494	52,251	38,850
Depreciation and amortization	11,774	10,330	34,970	24,933
Restructuring charges, net	3,801	30,577	28,321	30,577

Total operating expenses	363,653	372,946	1,120,476	881,703

Operating income (loss)	30,542	(14,067)	81,606	47,850
Other income (loss), net	4,200	(7,092)	7,580	(9,812)
Interest expense, net	(2,402)	(372)	(8,199)	(1,215)

Income (loss) before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	32,340	(21,531)	80,987	36,823
Equity in earnings of unconsolidated subsidiaries, net	113	181	221	1,446
Income tax provision (benefit)	8,075	(5,355)	21,706	13,211

Net income (loss)	24,378	(15,995)	59,502	25,058
Net income attributable to noncontrolling interest	(481)	—	(2,245)	—

Net income (loss) attributable to Korn/Ferry International	$23,897	$(15,995)	$57,257	$25,058

Earnings (loss) per common share:
Basic	$0.42	$(0.30)	$1.01	$0.49

Diluted	$0.42	$(0.30)	$1.00	$0.48

Weighted-average common shares outstanding:
Basic	56,173	54,003	56,325	51,159

Diluted	56,702	54,003	56,917	51,683

Cash dividends declared per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$24,378	$(15,995)	$59,502	$25,058

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,583)	(11,447)	(20,016)	(28,430)
Deferred compensation and pension plan adjustments, net of tax	465	447	1,392	1,342
Unrealized losses on marketable securities, net of tax	—	—	—	(4)

Comprehensive income (loss)	23,260	(26,995)	40,878	(2,034)
Less: comprehensive income attributable to noncontrolling interest	(219)	—	(1,809)	—

Comprehensive income (loss) attributable to Korn/Ferry International	$23,041	$(26,995)	$39,069	$(2,034)

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$59,502	$25,058
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	34,970	24,933
Stock-based compensation expense	14,101	13,539
Provision for doubtful accounts	8,373	6,656
Gain on cash surrender value of life insurance policies	(3,316)	(1,801)
(Gain) loss on marketable securities	(7,090)	8,904
Deferred income taxes	7,812	3,059
Change in other assets and liabilities:
Deferred compensation	(22)	(3,714)
Receivables due from clients	(35,503)	(32,291)
Income tax and other receivables	(3,249)	(11,038)
Prepaid expenses and other assets	(8,882)	(6,560)
Investment in unconsolidated subsidiaries	(221)	(1,446)
Income taxes payable	(3,500)	(4,243)
Accounts payable and accrued liabilities	(45,891)	(29,184)
Other	(3,393)	(9,243)

Net cash provided by (used in) operating activities	13,691	(17,371)

Cash flows from investing activities:
Purchase of property and equipment	(41,616)	(17,673)
Cash paid for acquisition, net of cash acquired	(2,880)	(252,568)
Purchase of marketable securities	(9,526)	(30,276)
Proceeds from sales/maturities of marketable securities	42,533	29,837
Premium on company-owned life insurance policies	(1,337)	(1,352)
Proceeds from life insurance policies	—	2,553
Dividends received from unconsolidated subsidiaries	455	2,130

Net cash used in investing activities	(12,371)	(267,349)

Cash flows from financing activities:
Proceeds from term loan facility	275,000	150,000
Principal payment on term loan facility	(150,313)	(2,500)
Payment of contingent consideration from acquisition	(1,070)	—
Repurchases of common stock	(16,318)	—
Payments of tax withholdings on restricted stock	(4,377)	(6,709)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,981	3,972
Tax benefit related to stock-based compensation	50	4,730
Dividends – noncontrolling interest	(1,229)	—
Dividends paid to shareholders	(17,546)	(16,059)
Payments on life insurance policy loans	—	(1,251)

Net cash provided by financing activities	89,178	132,183

Effect of exchange rate changes on cash and cash equivalents	(12,445)	(20,959)

Net increase (decrease) in cash and cash equivalents	78,053	(173,496)
Cash and cash equivalents at beginning of period	273,252	380,838

Cash and cash equivalents at end of period	$351,305	$207,342

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2017

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

In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Noncontrolling interest, which represents 51% noncontrolling interest in Mexico subsidiary, is reflected on the Company’s consolidated financial statements.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of productized services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) was combined with HG

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

(Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of productized services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of January 31, 2017 and April 30, 2016, the Company included deferred revenue of $99.7 million and $95.9 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2017 and April 30, 2016, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans (see Note 6 — Financial Instruments). Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest and dividend income are recorded in the accompanying consolidated statements of operations in other income (loss), net.

Foreign Currency Forward Contracts Not Designated as Hedges

Beginning in the third quarter of fiscal 2016, the Company established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Hay Group acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts are recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statements of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

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

As of January 31, 2017 and April 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, marketable securities and foreign currency forward contracts. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts are obtained from a third party, which are based on quoted prices or market prices for similar financial instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test, performed as of January 31, 2016, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. The Company’s annual impairment test will be performed in the fourth quarter of fiscal 2017. There were no indicators of impairment as of January 31, 2017 and April 30, 2016 that would have required further testing.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2017 and April 30, 2016, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense, in the accompanying consolidated statements of operations, consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $136.2 million and $127.5 million during the nine months ended January 31, 2017 and 2016, respectively, included in compensation and benefits expense in the consolidated statements of operations. During both the three months ended January 31, 2017 and 2016, the performance related bonus expense, included in compensation and benefits expense was $41.1 million.

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

January 31, 2017

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

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted this guidance during the first quarter of fiscal 2017 and the adoption did not have an impact on the consolidated financial statements of the Company. During the three months ended January 31, 2017, the Company made adjustments to the preliminary purchase price allocation relating to the Legacy Hay acquisition due to tax returns filed for periods prior to the acquisition, that resulted in a decrease to goodwill of $4.6 million, and an increase to income taxes payable and deferred tax assets of $1.8 million and $6.3 million, respectively.

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

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized in the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018; early adoption is permitted. The Company will adopt this guidance in its fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

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

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are effective for annual years beginning after December 15, 2017, including interim periods, with early adoption permitted. These provisions of the guidance are to be applied prospectively. The adoption of this standard will not have a material impact on the consolidated financial statements.

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

During the three and nine months ended January 31, 2017, restricted stock awards of 0.5 million and 0.6 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2016, restricted stock awards of 1.5 million and 0.5 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income (loss) attributable to Korn/Ferry International	$23,897	$(15,995)	$57,257	$25,058
Less: distributed and undistributed earnings to nonvested restricted stockholders	227	54	505	235

Basic net earnings (loss) attributable to common stockholders	23,670	(16,049)	56,752	24,823
Add: undistributed earnings to nonvested restricted stockholders	172	—	356	83
Less: reallocation of undistributed earnings to nonvested restricted stockholders	171	—	353	82

Diluted net earnings (loss) attributable to common stockholders	$23,671	$(16,049)	$56,755	$24,824

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	56,173	54,003	56,325	51,159
Effect of dilutive securities:
Restricted stock	505	—	540	459
Stock options	20	—	24	53
ESPP	4	—	28	12

Diluted weighted-average number of common shares outstanding	56,702	54,003	56,917	51,683

Net earnings (loss) per common share:
Basic earnings (loss) per share	$0.42	$(0.30)	$1.01	$0.49

Diluted earnings (loss) per share	$0.42	$(0.30)	$1.00	$0.48

3.	Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the three months ended January 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of October 31, 2016	$1,050,553	$3,591	$1,054,144
Comprehensive income (loss):
Net income	23,897	481	24,378
Foreign currency translation adjustments	(1,321)	(262)	(1,583)
Deferred compensation and pension plan adjustments, net of tax	465	—	465
Dividends paid to shareholders	(5,796)	—	(5,796)
Dividends paid to noncontrolling interest	—	(1,229)	(1,229)
Purchase of stock	(9,578)	—	(9,578)
Issuance of stock	2,778	—	2,778
Stock-based compensation	4,406	—	4,406
Tax benefit from exercise of stock options and vesting of restricted stock	17	—	17

Balance as of January 31, 2017	$1,065,421	$2,581	$1,068,002

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

The following table summarizes the changes in stockholders’ equity for the nine months ended January 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2016	$1,045,300	$2,001	$1,047,301
Comprehensive income (loss):
Net income	57,257	2,245	59,502
Foreign currency translation adjustments	(19,580)	(436)	(20,016)
Deferred compensation and pension plan adjustments, net of tax	1,392	—	1,392
Dividends paid to shareholders	(17,546)	—	(17,546)
Dividends paid to noncontrolling interest	—	(1,229)	(1,229)
Purchase of stock	(20,695)	—	(20,695)
Issuance of stock	5,746	—	5,746
Stock-based compensation	13,497	—	13,497
Tax benefit from exercise of stock options and vesting of restricted stock	50	—	50

Balance as of January 31, 2017	$1,065,421	$2,581	$1,068,002

4.	Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income (loss). Accumulated other comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive loss were as follows:

	January 31, 2017	April 30, 2016
	(in thousands)
Foreign currency translation adjustments	$(55,919)	$(36,339)
Deferred compensation and pension plan adjustments, net of tax	(20,180)	(21,572)

Accumulated other comprehensive loss, net	$(76,099)	$(57,911)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended January 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income/(Loss)
	(in thousands)
Balance as of October 31, 2016	$(54,598)	$(20,645)	$—	$(75,243)
Unrealized losses arising during the period	(1,321)	—	—	(1,321)
Reclassification of realized net losses to net income	—	465	—	465

Balance as of January 31, 2017	$(55,919)	$(20,180)	$—	$(76,099)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the nine months ended January 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income/(Loss)
	(in thousands)
Balance as of April 30, 2016	$(36,339)	$(21,572)	$—	$(57,911)
Unrealized losses arising during the period	(19,580)	—	—	(19,580)
Reclassification of realized net losses to net income	—	1,392	—	1,392

Balance as of January 31, 2017	$(55,919)	$(20,180)	$—	$(76,099)

(1)	The tax effect on the reclassifications of realized net losses was $0.3 million and $0.9 million for the three and nine months ended January 31, 2017, respectively.

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended January 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income/(Loss)
	(in thousands)
Balance as of October 31, 2015	$(37,902)	$(18,813)	$—	$(56,715)
Unrealized losses arising during the period	(11,447)	—	—	(11,447)
Reclassification of realized net losses to net income	—	447	—	447

Balance as of January 31, 2016	$(49,349)	$(18,366)	$—	$(67,715)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the nine months ended January 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plans (1)	Unrealized Gains (Losses) on Marketable Securities	Accumulated Other Comprehensive Income/(Loss)
	(in thousands)
Balance as of April 30, 2015	$(20,919)	$(19,708)	$4	$(40,623)
Unrealized losses arising during the period	(28,430)	—	(4)	(28,434)
Reclassification of realized net losses to net income	—	1,342	—	1,342

Balance as of January 31, 2016	$(49,349)	$(18,366)	$—	$(67,715)

(1)	The tax effect on the reclassifications of realized net losses was $0.3 million and $0.9 million for the three and nine months ended January 31, 2016, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

5.	Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Restricted stock	$4,406	$4,399	$13,497	$13,131
ESPP	175	127	604	391
Stock options	—	—	—	17

Total stock-based compensation expense, pre-tax	4,581	4,526	14,101	13,539
Tax benefit from stock-based compensation expense	(1,111)	(1,989)	(3,778)	(4,857)

Total stock-based compensation expense, net of tax	$3,470	$2,537	$10,323	$8,682

Stock Incentive Plans

At the Company’s 2016 Annual Meeting of Stockholders, held on October 6, 2016, the Company’s stockholders approved an amendment and restatement to the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan (the 2016 amendment and restatement being the “ The Third A&R 2008 Plan”), which among other things, increased the number of shares under the plan by 5,500,000 shares increasing the current maximum number of shares that may be issued under the plan to 11,200,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Third A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based or market-based, and incentive bonuses, which may be paid in cash or a combination thereof. Under the Third A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 2.3 times as much as stock options.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

Restricted stock activity during the nine months ended January 31, 2017 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2016	1,506	$34.12
Granted	804	$16.64
Vested	(713)	$23.80
Forfeited/expired	(22)	$25.88

Non-vested, January 31, 2017	1,575	$30.59

As of January 31, 2017, there were 0.6 million shares and 0.1 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $6.4 million and $7.3 million, respectively.

As of January 31, 2017, there was $31.6 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During the three and nine months ended January 31, 2017, 7,151 shares and 193,668 shares of restricted stock totaling $0.2 million and $4.4 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2016, 3,352 shares and 192,116 shares of restricted stock totaling $0.1 million and $6.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three and nine months ended January 31, 2017, employees purchased 93,130 shares at $25.01 per share and 207,141 shares at $20.93 per share, respectively. During the three and nine months ended January 31, 2016, employees purchased 50,801 shares at $28.20 per share and 95,135 shares at $28.83 per share, respectively. As of January 31, 2017, the ESPP had approximately 1.3 million shares remaining available for future issuance.

Common Stock

During the three and nine months ended January 31, 2017, the Company issued 2,510 shares and 46,600 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.03 million and $0.6 million, respectively. During the three and nine months ended January 31, 2016, the Company issued 3,650 shares and 84,148 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.1 million and $1.3 million, respectively.

During the three and nine months ended January 31, 2017, the Company repurchased 383,598 shares and 719,098 shares of the Company’s common stock for $9.4 million and $16.3 million, respectively. No shares were repurchased during the three and nine months ended January 31, 2016, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

6.	Financial Instruments

The following tables show the Company’s cash, trading securities and foreign currency forward contracts’ cost, gross unrealized gains, gross unrealized losses and fair value by significant category recorded as cash and cash equivalents, current portion of current marketable securities, non-current marketable securities, or other accrued liabilities as of January 31, 2017 and April 30, 2016:

	January 31, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$154,462	$—	$—	$154,462	$154,462	$—	$—	$—
Money market funds	196,843	—	—	196,843	196,843	—	—	—
Mutual funds (1)	112,532	4,479	(1,583)	115,428	—	4,139	111,289	—

Total	$463,837	$4,479	$(1,583)	$466,733	$351,305	$4,139	$111,289	$—

Level 2:
Foreign currency forward contracts	$—	$338	$(902)	$(564)	$—	$—	$—	$(564)

	April 30, 2016
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$155,702	$—	$—	$155,702	$155,702	$—	$—	$—
Money market funds	117,550	—	—	117,550	117,550	—	—	—
Mutual funds (1)	142,588	1,395	(2,553)	141,430	—	11,338	130,092	—

Total	$415,840	$1,395	$(2,553)	$414,682	$273,252	$11,338	$130,092	$—

Level 2:
Foreign currency forward contracts	$—	$324	$(1,041)	$(717)	$—	$—	$—	$(717)

(1)

These investments are held in trust for settlement of the Company’s vested and unvested obligations of $135.6 million and $138.8 million as of January 31, 2017 and April 30, 2016, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). During the three and nine months ended January 31, 2017, the fair value of the investments increased; therefore, the Company recognized income of $3.9 million and $7.1 million, respectively, which was recorded in other income (loss), net. During the three and nine months ended January 31, 2016, the fair value of the investments decreased; therefore, the Company recognized a loss of $7.1 million and $8.9 million, respectively, which was recorded in other income (loss), net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2017 and April 30, 2016, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of January 31, 2017 and April 30, 2016, the Company does not hold marketable securities classified as available-for-sale. During the three and nine months ended January 31, 2016, the Company received $2.0 million and $13.1 million, respectively, in proceeds from maturities of available-for-sale marketable securities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

Non-Designated Derivatives

The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2017	April 30, 2016
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$338	$324
Derivative liabilities:
Foreign currency forward contracts	$902	$1,041

As of January 31, 2017, the total notional amounts of the forward contracts purchased and sold were $27.2 million and $78.2 million, respectively. As of April 30, 2016, the total notional amounts of the forward contracts purchased and sold were $14.5 million and $44.3 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During the three and nine months ended January 31, 2017, the Company incurred gains of $1.1 million and $1.3 million, respectively, related to forward contracts, which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

7.	Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions. Among these plans is a defined benefit pension plan for certain Hay Group employees in the United States. The assets of this plan are held separately from the assets of the sponsors in self-administered funds. The plan is funded consistent with local statutory requirements and the Company does not expect to make any contribution to this plan during fiscal 2017. All other defined benefit obligations from other plans are unfunded.

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Service cost	$1,793	$—	$3,981	$—
Interest cost	1,062	703	3,185	2,109
Amortization of actuarial loss	763	730	2,289	2,192
Expected return on plan assets	(389)	—	(1,169)	—

Net periodic benefit costs	$3,229	$1,433	$8,286	$4,301

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans mentioned above that are unfunded. The gross CSV of these contracts of $180.3 million and $175.7 million is offset by outstanding policy loans of $68.4 million in the accompanying consolidated balance sheets as of January 31, 2017 and April 30, 2016, respectively. The CSV value of the underlying COLI investments increased by $0.1 million and $3.3 million during the three and nine months ended January 31, 2017, respectively, and it is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations. The CSV value of the underlying COLI investments decreased by $1.5 million during the three months ended January 31, 2016, and it is recorded as an increase in compensation and benefits expense in the accompanying consolidated statements of operations. The CSV value of the underlying COLI investments increased by $1.8 million during the nine months ended January 31, 2016, and it is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

The Company has an ECAP, which is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based upon employee performance. Certain management and employees may also receive Company ECAP contributions upon commencement of employment. As these contributions vest, the amounts are recorded as a liability in deferred compensation and other retirement plans on the accompanying balance sheet and compensation and benefits on the accompanying consolidated statements of operations. Participants generally vest in Company contributions over a four to five year period.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2017, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $4.1 million and $6.7 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $3.9 million and $7.1 million during the three and nine months ended January 31, 2017, respectively, recorded in other income (loss), net on the consolidated statements of operations. During the three and nine months ended January 31, 2016, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $5.3 million and $6.2 million, respectively. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $7.1 million and $8.9 million during the three and nine months ended January 31, 2016, respectively, recorded in other income (loss), net on the consolidated statements of operations (see Note 6 —Financial Instruments).

8.	Restructuring Charges, Net

The Company continued the implementation of the fiscal 2016 restructuring plan in fiscal 2017 in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating premises. This resulted in restructuring charges of $28.3 million in the nine months ended January 31, 2017, of which $11.5 million relates to severance and $16.8 million relates to consolidation of premises. In the three months ended January 31, 2017, the Company recorded restructuring charges of $3.8 million which relates to the consolidation of office space. Restructuring charges, net was $30.6 million in the three and nine months ended January 31, 2016, of which $29.9 million relates to severance and $0.7 million, relates to consolidation and abandonment of premises.

Changes in the restructuring liability during the three months ended January 31, 2017 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2016	$5,005	$6,926	$11,931
Restructuring charges, net	—	3,801	3,801
Reductions for cash payments	(1,900)	(2,338)	(4,238)
Increase for non-cash charges	—	584	584
Exchange rate fluctuations	(71)	554	483

Liability as of January 31, 2017	$3,034	$9,527	$12,561

Changes in the restructuring liability during the nine months ended January 31, 2017 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2016	$5,293	$669	$5,962
Restructuring charges, net	11,472	16,849	28,321
Reductions for cash payments	(12,905)	(6,308)	(19,213)
Reductions for non-cash charges	—	(1,896)	(1,896)
Exchange rate fluctuations	(826)	213	(613)

Liability as of January 31, 2017	$3,034	$9,527	$12,561

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

As of January 31, 2017 and April 30, 2016, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $5.0 million and $0.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	January 31, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$143	$216	$359
Europe, Middle East and Africa (“EMEA”)	—	12	12
Asia Pacific	5	1,042	1,047
Latin America	—	145	145

Total Executive Search	148	1,415	1,563
Hay Group	2,886	7,971	10,857
Futurestep	—	141	141

Liability as of January 31, 2017	$3,034	$9,527	$12,561

	April 30, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$5	$5
EMEA	1,533	23	1,556
Asia Pacific	33	—	33

Total Executive Search	1,566	28	1,594
Hay Group	3,727	396	4,123
Futurestep	—	245	245

Liability as of April 30, 2016	$5,293	$669	$5,962

9.	Business Segments

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

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the nine months ended January 31, 2017 and 2016 and the three months ended January 31, 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$84,827	$39,147	$21,012	$7,835	$152,821	$175,662	$53,435	$—	$381,918
Total revenue	$87,975	$39,965	$21,336	$7,856	$157,132	$178,962	$58,101	$—	$394,195

Net income attributable to Korn/Ferry International									$23,897
Net income attributable to noncontrolling interest									481
Other income, net									(4,200)
Interest expense, net									2,402
Equity in earnings of unconsolidated subsidiaries, net									(113)
Income tax provision									8,075

Operating income (loss)	$17,718	$8,175	$2,086	$1,352	$29,331	$15,988	$6,549	$(21,326)	$30,542
Depreciation and amortization	996	226	268	(21)	1,469	8,061	789	1,455	11,774
Other income (loss), net	316	19	60	61	456	122	(2)	3,624	4,200
Equity in earnings of unconsolidated subsidiaries, net	113	—	—	—	113	—	—	—	113

EBITDA	19,143	8,420	2,414	1,392	31,369	24,171	7,336	(16,247)	46,629
Restructuring charges, net	—	—	893	309	1,202	2,519	80	—	3,801
Integration/acquisition cost	—	—	—	—	—	3,364	—	1,466	4,830

Adjusted EBITDA	$19,143	$8,420	$3,307	$1,701	$32,571	$30,054	$7,416	$(14,781)	$55,260

	Three Months Ended January 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$93,520	$35,498	$19,094	$6,541	$154,653	$140,508	$48,997	$—	$344,158
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871

Adjusted fee revenue	$93,520	$35,498	$19,094	$6,541	$154,653	$146,379	$48,997	$—	$350,029

Total revenue	$97,097	$36,417	$19,603	$6,545	$159,662	$146,079	$53,138	$—	$358,879

Net loss attributable to Korn/Ferry International									$(15,995)
Net income attributable to noncontrolling interest									—
Other loss, net									7,092
Interest expense, net									372
Equity in earnings of unconsolidated subsidiaries, net									(181)
Income tax benefit									(5,355)

Operating income (loss)	$28,957	$1,707	$2,775	$1,166	$34,605	$(21,559)	$6,630	$(33,743)	$(14,067)
Depreciation and amortization	812	213	235	73	1,333	6,722	609	1,666	10,330
Other (loss) income, net	(330)	77	(114)	9	(358)	143	79	(6,956)	(7,092)
Equity in earnings of unconsolidated subsidiaries, net	26	—	—	—	26	—	—	155	181

EBITDA	29,465	1,997	2,896	1,248	35,606	(14,694)	7,318	(38,878)	(10,648)
Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition cost	—	—	—	—	—	8,413	—	12,734	21,147
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$29,949	$7,863	$3,473	$1,576	$42,861	$22,831	$7,318	$(25,319)	$47,691

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

	Nine Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$539,086	$164,960	$—	$1,159,456
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$542,621	$164,960	$—	$1,162,991

Total revenue	$269,302	$111,721	$61,445	$26,766	$469,234	$552,822	$180,026	$—	$1,202,082

Net income attributable to Korn/Ferry International									$57,257
Net income attributable to noncontrolling interest									2,245
Other income, net									(7,580)
Interest expense, net									8,199
Equity in earnings of unconsolidated subsidiaries, net									(221)
Income tax provision									21,706

Operating income (loss)	$60,458	$21,049	$6,216	$5,966	$93,689	$31,188	$21,849	$(65,120)	$81,606
Depreciation and amortization	2,816	666	757	267	4,506	24,102	2,081	4,281	34,970
Other income (loss), net	512	(37)	171	158	804	346	(4)	6,434	7,580
Equity in earnings of unconsolidated subsidiaries, net	221	—	—	—	221	—	—	—	221

EBITDA	64,007	21,678	7,144	6,391	99,220	55,636	23,926	(54,405)	124,377
Restructuring charges, net	1,706	128	1,515	669	4,018	24,007	80	216	28,321
Integration/acquisition cost	—	—	—	—	—	11,993	—	6,684	18,677
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$65,713	$21,806	$8,659	$7,060	$103,238	$95,171	$24,006	$(47,505)	$174,910

	Nine Months Ended January 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$276,667	$108,158	$59,307	$19,083	$463,215	$283,350	$145,587	$—	$892,152
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871

Adjusted fee revenue	$276,667	$108,158	$59,307	$19,083	$463,215	$289,221	$145,587	$—	$898,023

Total revenue	$287,694	$111,097	$61,210	$19,095	$479,096	$293,511	$156,946	$—	$929,553

Net income attributable to Korn/Ferry International									$25,058
Net income attributable to noncontrolling interest									—
Other loss, net									9,812
Interest expense, net									1,215
Equity in earnings of unconsolidated subsidiaries, net									(1,446)
Income tax provision									13,211

Operating income (loss)	$80,524	$14,912	$9,668	$3,644	$108,748	$(6,286)	$19,715	$(74,327)	$47,850
Depreciation and amortization	2,471	810	704	224	4,209	14,058	1,772	4,894	24,933
Other (loss) income, net	(425)	227	(102)	281	(19)	(737)	87	(9,143)	(9,812)
Equity in earnings of unconsolidated subsidiaries, net	252	—	—	—	252	—	—	1,194	1,446

EBITDA	82,822	15,949	10,270	4,149	113,190	7,035	21,574	(77,382)	64,417
Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition cost	—	—	—	—	—	12,052	—	21,763	33,815
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$83,306	$21,815	$10,847	$4,477	$120,445	$48,199	$21,574	$(54,794)	$135,424

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 31, 2017

10.	Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of January 31, 2017, the Company was in compliance with its debt covenants.

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

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totaling $10.3 million made during the nine months ended January 31, 2017. As of January 31, 2017, $264.7 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous Facility. During the three and nine months ended January 31, 2017, the average rate on the Term Facility was 2.06% and 2.29%, respectively.

As of January 31, 2017 and April 30, 2016, the Company had no borrowings under the Revolver. The Company had $3.0 million and $2.8 million of standby letters of credits issued under its long-term debt arrangements as of January 31, 2017 and April 30, 2016, respectively. The Company had a total of $8.0 million and $6.4 million of standby letters of credits with other financial institutions as of January 31, 2017 and April 30, 2016, respectively.

11.	Subsequent Events

Quarterly Dividend Declaration

On March 6, 2017, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of April 14, 2017 to holders of the Company’s common stock of record at the close of business on March 23, 2017. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. Our services include Executive Search, advisory solutions and products through Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 73% of the executive searches we performed in fiscal 2016 were for board level, chief executive and other senior executive and general management positions. Our 5,575 executive search clients in fiscal 2016 included many of the world’s largest and most prestigious public and private companies, including approximately 54% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 84% of assignments performed (without giving effect to Legacy Hay assignments) during fiscal 2016 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

Superior performance comes from having the right conditions for success in two key areas – the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help operationalize a client’s complete strategy or address any combination of six broad categories:

Strategy, Execution & Organizational Design

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

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure in order to eliminate redundant positions and real estate that were created due to the acquisition of Legacy Hay in December 2015. In particular, the majority of our efforts in fiscal 2016 were focused on activities associated with integration of our go-to-market activities, our intellectual property and content, our solution sets and service offerings, and our back office systems and business processes. During the three and nine months ended January 31, 2016, we recorded $30.6 million in restructuring charges with $29.9 million of severance costs and $0.7 million relating to consolidation of premise. We continued to implement this plan during fiscal 2017 and in connection with the plan, recorded $28.3 million of restructuring charges with $11.5 million relating to severance costs and $16.8 million relating to the consolidation of office space during the nine months ended January 31, 2017. In the three months ended January 31, 2017, the Company recorded restructuring charges of $3.8 million which relates to the consolidation of office space.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 9 – Business Segments, in the Notes to Unaudited Consolidated Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the nine months ended January 31, 2017, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. During the three months ended January 31, 2017, management no longer has adjusted fee revenue. Therefore, the fee revenue adjustment for the nine months ended January 31, 2017 remains unchanged from the first half of fiscal 2017. Adjusted EBITDA and EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with U.S. generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of these non-GAAP financial measures provide meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitate comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. Korn Ferry includes these non-GAAP financial measures because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA. Management further believes that EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

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

Fee revenue increased $37.7 million, or 11%, in the three months ended January 31, 2017 to $381.9 million compared to $344.2 million in the three months ended January 31, 2016, with increases in fee revenue in Hay Group and Futurestep, offset by a decrease in Executive Search. During the three months ended January 31, 2017, we recorded operating income of $30.5 million with Executive Search, Hay Group and Futurestep segments contributing $29.3 million, $16.0 million and $6.5 million, respectively, offset by Corporate expenses of $21.3 million. Net income attributable to Korn Ferry during the three months ended January 31, 2017 was $23.9 million compared to a net loss of $16.0 million for the three months ended January 31, 2016, an increase of $39.9 million over the year-ago quarter. Adjusted EBITDA was $55.3 million during the three months ended January 31, 2017 with Executive Search, Hay Group and Futurestep segments contributing $32.6 million, $30.1 million, and $7.4 million, respectively, offset by Corporate expenses net of other income of $14.8 million. Adjusted EBITDA increased $7.6 million during the three months ended January 31, 2017, from Adjusted EBITDA of $47.7 million in the year-ago quarter.

Our cash, cash equivalents and marketable securities increased $52.0 million, or 13%, to $466.7 million at January 31, 2017, compared to $414.7 million at April 30, 2016. This increase is mainly due to the drawdown of $275 million on the new term loan of which $140 million of the proceeds were used to pay-off the term loan that was outstanding as of April 30, 2016 and cash provided by operating activities, offset by bonuses earned in fiscal 2016 and paid during the first quarter of fiscal 2017, $41.6 million in payments for the purchase of fixed assets, $17.5 million in dividends paid during first three quarters of fiscal 2017 and $16.3 million stock repurchases in the open market. As of January 31, 2017, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $112.5 million and a fair value of $115.4 million. Our vested obligations for which these assets were held in trust totaled $101.3 million as of January 31, 2017 and our unvested obligations totaled $34.3 million.

Our working capital increased by $178.8 million to $366.8 million in the nine months ended January 31, 2017. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at January 31, 2017 and April 30, 2016. As of January 31, 2017 and April 30, 2016, there was $3.0 million and $2.8 million of standby letters of credit issued under our long-term debt arrangements, respectively. We have a total of $8.0 million and $6.4 million of standby letters of credits with other financial institutions as of January 31, 2017 and April 30, 2016, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.2	4.3	3.7	4.2

Total revenue	103.2	104.3	103.7	104.2
Compensation and benefits	68.7	70.4	68.7	68.4
General and administrative expenses	14.9	16.7	14.3	15.6
Reimbursed expenses	3.2	4.3	3.7	4.2
Cost of services	4.3	5.1	4.5	4.4
Depreciation and amortization	3.1	3.0	3.0	2.8
Restructuring charges, net	1.0	8.9	2.4	3.4

Operating income (loss)	8.0	(4.1)	7.0	5.4

Net income (loss)	6.4%	(4.6)%	5.1%	2.8%

Net income (loss) attributable to Korn/Ferry International	6.3%	(4.6)%	4.9%	2.8%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2017		2016		2017		2016
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$84,827	22.2%	$93,520	27.2%	$259,361	22.4%	$276,667	31.0%
EMEA	39,147	10.3	35,498	10.3	109,296	9.4	108,158	12.1
Asia Pacific	21,012	5.5	19,094	5.5	60,108	5.2	59,307	6.7
Latin America	7,835	2.0	6,541	1.9	26,645	2.3	19,083	2.1

Total Executive Search	152,821	40.0	154,653	44.9	455,410	39.3	463,215	51.9
Hay Group	175,662	46.0	140,508	40.8	539,086	46.5	283,350	31.8
Futurestep	53,435	14.0	48,997	14.3	164,960	14.2	145,587	16.3

Total fee revenue	381,918	100.0%	344,158	100.0%	1,159,456	100.0%	892,152	100.0%

Reimbursed out-of-pocket engagement expenses	12,277		14,721		42,626		37,401

Total revenue	$394,195		$358,879		$1,202,082		$929,553

	Three Months Ended January 31,				Nine Months Ended January 31,
	2017		2016		2017		2016
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating Income (Loss)
Executive Search:
North America	$17,718	20.9%	$28,957	31.0%	$60,458	23.3%	$80,524	29.1%
EMEA	8,175	20.9	1,707	4.8	21,049	19.3	14,912	13.8
Asia Pacific	2,086	9.9	2,775	14.5	6,216	10.3	9,668	16.3
Latin America	1,352	17.3	1,166	17.8	5,966	22.4	3,644	19.1

Total Executive Search	29,331	19.2	34,605	22.4	93,689	20.6	108,748	23.5
Hay Group	15,988	9.1	(21,559)	(15.3)	31,188	5.8	(6,286)	(2.2)
Futurestep	6,549	12.3	6,630	13.5	21,849	13.2	19,715	13.5
Corporate	(21,326)	—	(33,743)	—	(65,120)	—	(74,327)	—

Total operating income (loss)	$30,542	8.0%	$(14,067)	(4.1)%	$81,606	7.0%	$47,850	5.4%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$84,827	$39,147	$21,012	$7,835	$152,821	$175,662	$53,435	$—	$381,918
Total revenue	$87,975	$39,965	$21,336	$7,856	$157,132	$178,962	$58,101	$—	$394,195

Net income attributable to Korn/Ferry International									$23,897
Net income attributable to noncontrolling interest									481
Other income, net									(4,200)
Interest expense, net									2,402
Equity in earnings of unconsolidated subsidiaries, net									(113)
Income tax provision									8,075

Operating income (loss)	$17,718	$8,175	$2,086	$1,352	$29,331	$15,988	$6,549	$(21,326)	(30,542)
Depreciation and amortization	996	226	268	(21)	1,469	8,061	789	1,455	11,774
Other income (loss), net	316	19	60	61	456	122	(2)	3,624	4,200
Equity in earnings of unconsolidated subsidiaries, net	113	—	—	—	113	—	—	—	113

EBITDA	19,143	8,420	2,414	1,392	31,369	24,171	7,336	(16,247)	46,629

Restructuring charges, net	—	—	893	309	1,202	2,519	80	—	3,801
Integration/acquisition cost	—	—	—	—	—	3,364	—	1,466	4,830

Adjusted EBITDA	$19,143	$8,420	$3,307	$1,701	$32,571	$30,054	$7,416	$(14,781)	$55,260

Adjusted EBITDA margin	22.6%	21.5%	15.7%	21.7%	21.3%	17.1%	13.9%		14.5%

	Three Months Ended January 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$93,520	$35,498	$19,094	$6,541	$154,653	$140,508	$48,997	$—	$344,158
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871

Adjusted fee revenue	$93,520	$35,498	$19,094	$6,541	$154,653	$146,379	$48,997	$—	$350,029

Total revenue	$97,097	$36,417	$19,603	$6,545	$159,662	$146,079	$53,138	$—	$358,879

Net loss attributable to Korn/Ferry International									$(15,995)
Net income attributable to noncontrolling interest									—
Other loss, net									7,092
Interest expense, net									372
Equity in earnings of unconsolidated subsidiaries, net									(181)
Income tax benefit									(5,355)

Operating income (loss)	$28,957	$1,707	$2,775	$1,166	$34,605	$(21,559)	$6,630	$(33,743)	(14,067)
Depreciation and amortization	812	213	235	73	1,333	6,722	609	1,666	10,330
Other (loss) income, net	(330)	77	(114)	9	(358)	143	79	(6,956)	(7,092)
Equity in earnings of unconsolidated subsidiaries, net	26	—	—	—	26	—	—	155	181

EBITDA	29,465	1,997	2,896	1,248	35,606	(14,694)	7,318	(38,878)	(10,648)

Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition cost	—	—	—	—	—	8,413	—	12,734	21,147
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$29,949	$7,863	$3,473	$1,576	$42,861	$22,831	$7,318	$(25,319)	$47,691

Adjusted EBITDA margin	32.0%	22.2%	18.2%	24.1%	27.7%	15.6%	14.9%		13.6%

	Nine Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$539,086	$164,960	$—	$1,159,456
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$542,621	$164,960	$—	$1,162,991

Total revenue	$269,302	$111,721	$61,445	$26,766	$469,234	$552,822	$180,026	$—	$1,202,082

Net income attributable to Korn/Ferry International									$57,257
Net income attributable to noncontrolling interest									2,245
Other income, net									(7,580)
Interest expense, net									8,199
Equity in earnings of unconsolidated subsidiaries, net									(221)
Income tax provision									21,706

Operating income (loss)	$60,458	$21,049	$6,216	$5,966	$93,689	$31,188	$21,849	$(65,120)	$81,606
Depreciation and amortization	2,816	666	757	267	4,506	24,102	2,081	4,281	34,970
Other income (loss), net	512	(37)	171	158	804	346	(4)	6,434	7,580
Equity in earnings of unconsolidated subsidiaries, net	221	—	—	—	221	—	—	—	221

EBITDA	64,007	21,678	7,144	6,391	99,220	55,636	23,926	(54,405)	124,377
Restructuring charges, net	1,706	128	1,515	669	4,018	24,007	80	216	28,321
Integration/acquisition costs	—	—	—	—	—	11,993	—	6,684	18,677
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$65,713	$21,806	$8,659	$7,060	$103,238	$95,171	$24,006	$(47,505)	$174,910

Adjusted EBITDA margin	25.3%	20.0%	14.4%	26.5%	22.7%	17.5%	14.6%		15.0%

	Nine Months Ended January 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$276,667	$108,158	$59,307	$19,083	$463,215	$283,350	$145,587	$—	$892,152
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871

Adjusted fee revenue	$276,667	$108,158	$59,307	$19,083	$463,215	$289,221	$145,587	$—	$898,023

Total revenue	$287,694	$111,097	$61,210	$19,095	$479,096	$293,511	$156,946	$—	$929,553

Net income attributable to Korn/Ferry International									$25,058
Net income attributable to noncontrolling interest									—
Other loss, net									9,812
Interest expense, net									1,215
Equity in earnings of unconsolidated subsidiaries, net									(1,446)
Income tax provision									13,211

Operating income (loss)	$80,524	$14,912	$9,668	$3,644	$108,748	$(6,286)	$19,715	$(74,327)	47,850
Depreciation and amortization	2,471	810	704	224	4,209	14,058	1,772	4,894	24,933
Other (loss) income, net	(425)	227	(102)	281	(19)	(737)	87	(9,143)	(9,812)
Equity in earnings of unconsolidated subsidiaries, net	252	—	—	—	252	—	—	1,194	1,446

EBITDA	82,822	15,949	10,270	4,149	113,190	7,035	21,574	(77,382)	64,417

Restructuring charges, net	484	5,866	577	328	7,255	23,241	—	81	30,577
Integration/acquisition cost	—	—	—	—	—	12,052	—	21,763	33,815
Deferred revenue adjustment due to acquisition	—	—	—	—	—	5,871	—	—	5,871
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$83,306	$21,815	$10,847	$4,477	$120,445	$48,199	$21,574	$(54,794)	$135,424

Adjusted EBITDA margin	30.1%	20.2%	18.3%	23.5%	26.0%	16.7%	14.8%		15.1%

Three Months Ended January 31, 2017 Compared to Three Months Ended January 31, 2016

Fee Revenue

Fee Revenue. Fee revenue went up by $37.7 million, or 11.0%, to $381.9 million in the three months ended January 31, 2017 compared to $344.2 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $8.0 million, or 2%, in the three months ended January 31, 2017 compared to the year-ago quarter. The higher fee revenue was attributable to growth in Hay Group and Futurestep, while fee revenue in Executive Search declined slightly. The increase in Hay Group was primarily due to the Legacy Hay acquisition that was completed on December 1, 2015, as such, the year-ago quarter includes only two months of fee revenue from the acquisition.

Executive Search. Executive Search reported fee revenue of $152.8 million in the three months ended January 31, 2017 compared to $154.6 million in the year-ago quarter. As detailed below, Executive Search fee revenue was lower in North America, offset by higher fee revenue in the EMEA, Asia Pacific, and Latin America regions in the three months ended January 31, 2017 as compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.6 million, or 2%, in the three months ended January 31, 2017, when compared to the year-ago quarter.

North America reported fee revenue of $84.8 million, a decrease of $8.7 million, or 9%, in the three months ended January 31, 2017 compared to $93.5 million in the year-ago quarter. North America’s fee revenue was lower due to a 8% decrease in the weighted-average fees billed per engagement and a 2% decrease in the number of engagements billed during the three months ended January 31, 2017 compared to the year-ago quarter. The overall decrease in fee revenue was driven by the decline in the life sciences/healthcare, education/non-profit, consumer goods and technology sectors as compared to the year-ago quarter, partially offset by a growth in the industrial sector. Exchange rates favorably impacted fee revenue by $0.1 million in the three months ended January 31, 2017, when compared to the year-ago quarter.

EMEA reported fee revenue of $39.1 million, an increase of $3.7 million, or 10%, in the three months ended January 31, 2017 compared to $35.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.4 million, or 10%, in the three months ended January 31, 2017, when compared to the year-ago quarter. The rest of the change in fee revenue was due to a 10% increase in the number of engagements billed and a 9% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2017 compared to the year-ago quarter. The performance in Germany, United Kingdom, and United Arab Emirates were the primary contributors to the increase in fee revenue in the three months ended January 31, 2017 compared to the year-ago quarter, offset by a decrease in fee revenue in Norway and Sweden. In terms of business sectors, life sciences/ healthcare and financial services have the largest increase in fee revenue in the three months ended January 31, 2017 as compared to the year-ago quarter.

Asia Pacific reported fee revenue of $21.0 million, an increase of $1.9 million, or 10%, in the three months ended January 31, 2017 compared to $19.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.2 million, or 1%, in the three months ended January 31, 2017, when compared to the year-ago quarter. The rest of the change in fee revenue was due to a 14% increase in the number of engagements billed, offset by a 3% decrease in the weighted-average fees billed per engagement (calculated using local currency) in the three months ended January 31, 2017 compared to the year-ago quarter. The performance in China was the primary contributor to the increase in fee revenue in the three months ended January 31, 2017 compared to the year-ago quarter. Consumer and industrial were the main sectors contributing to the increase in fee revenue in the three months ended January 31, 2017 as compared to the year-ago quarter, partially offset by a decline in the financial services sector.

Latin America reported fee revenue of $7.8 million, an increase of $1.2 million, or 18%, in the three months ended January 31, 2017 compared to $6.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue in Latin America by $0.1 million, or 2%, in the three months ended January 31, 2017, when compared to the year-ago quarter. The increase is due to $2.9 million in fee revenue from our Mexican subsidiary that we began consolidating in the fourth quarter of fiscal 2016 as a result of obtaining control of the entity, offset by lower fee revenue in Venezuela in the three months ended January 31, 2017 compared to the year-ago quarter. Industrial and financial services were the main sectors contributing to the growth in fee revenue, offset by the decline in consumer goods sector in the three months ended January 31, 2017 compared to the year-ago quarter.

Hay Group. Hay Group reported fee revenue of $175.7 million, an increase of $35.1 million, or 25%, in the three months ended January 31, 2017 compared to $140.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.1 million, or 2%, compared to the year-ago quarter. The increase in fee revenue was primarily due to the Legacy Hay acquisition which was consummated on December 1, 2015. As a result of the Legacy Hay acquisition, consulting fee revenue was higher by $18.0 million in the three months ended January 31, 2017 compared to the year-ago quarter, with the remaining increase of $17.1 million generated by productized services.

Futurestep. Futurestep reported fee revenue of $53.4 million, an increase of $4.4 million, or 9%, in the three months ended January 31, 2017 compared to $49.0 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.3 million, or 3%, in the three months ended January 31, 2017. Higher professional search fee revenue of $4.5 million drove the increase in fee revenue. The increase in fee revenue in professional search was due to a 33% increase in the number of engagements billed, offset by a 16% decrease in the weighted-average fees billed per engagement (calculated using local currency).

Compensation and Benefits

Compensation and benefits expense increased $20.0 million, or 8%, to $262.4 million in the three months ended January 31, 2017 from $242.4 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $5.0 million, or 2%, in the three months ended January 31, 2017 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition, partially offset by a decline of $7.7 million in integration/acquisition costs compared to the year-ago quarter. The acquisition and higher average headcount in Executive Search and Futurstep were the main factors for increases of $12.9 million, $3.3 million and $1.9 million in salaries and related payroll taxes, insurance costs, and retirement plans, respectively. Also, contributing to higher compensation and benefits was an increase in the amortization of long-term incentive awards of $1.6 million and an increase in the fair value of amounts owed under certain deferred compensation plans of $9.4 million in the three months ended January 31, 2017 compared to the year-ago quarter.

Executive Search compensation and benefits expense increased by $6.8 million, or 7%, to $102.0 million in the three months ended January 31, 2017 compared to $95.2 million in the year-ago quarter. The change in compensation and benefits expense was primarily due to a $7.9 million increase in the fair value of amounts owed under certain deferred compensation plans and higher amortization of long-term incentive awards of $1.4 million in the three months ended January 31, 2017 compared to the year-ago quarter. In addition, salaries and related payroll expense increased by $2.3 million due to a 4% increase in average headcount reflecting our continued growth-related investments back into the business, partially offset by lower performance related bonus expense of $4.4 million. The decrease in performance related bonus expense was principally due to lower profitability. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 67% in the three months ended January 31, 2017 from 62% in the year-ago quarter.

Hay Group compensation and benefits expense increased $13.5 million, or 14%, to $111.6 million in the three months ended January 31, 2017 from $98.1 million in the year-ago quarter. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition, partially offset by a decline of $4.9 million in integration/acquisition costs compared to the year-ago quarter. Due to the acquisition, average headcount increased during the three months ended January 31, 2017 compared to the year-ago quarter, resulting in higher performance related bonus expense, salaries and related payroll taxes, insurance costs, retirement plans and recruiting costs of $6.5 million, $5.6 million, $2.2 million, $1.6 million and $1.1 million, respectively. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 64% in the three months ended January 31, 2017 compared to 70% in the year-ago quarter.

Futurestep compensation and benefits expense increased $3.2 million, or 10%, to $36.7 million in the three months ended January 31, 2017 from $33.5 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $5.0 million due to a 11% increase in the average headcount in the three months ended January 31, 2017 compared to the year-ago quarter, partially offset by lower performance related bonus expense of $2.1 million. The higher average headcount was primarily driven by the need to service an increase in engagements in the RPO business tied to strong second and third quarter new engagements. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 69% in the three months ended January 31, 2017 compared to 68% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $3.5 million, or 22%, to $12.1 million in the three months ended January 31, 2017 from $15.6 million in the year-ago quarter. A decrease in compensation and benefits expense was mainly due to a decline of $3.6 million of integration/acquisition costs and certain separation costs related to the Legacy Hay acquisition in the three months ended January 31, 2017 as compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses were $56.8 million in the three months ended January 31, 2017 compared to $57.4 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $1.6 million, or 3%, during the three months ended January 31, 2017 compared to the year-ago quarter. The decrease in general and administrative expenses was primarily due to lower integration/acquisition costs of $8.6 million compared to the year-ago quarter, offset by the Legacy Hay acquisition that was completed on December 1, 2015. Increases of $3.3 million, $1.6 million and $1.0 million in premise and office expense, travel related expenses and bad debt expenses, respectively, offset the decrease in general and administrative expenses. Foreign currency losses of $2.3 million also offset the decrease in general and administrative expenses. General and administrative expenses, as a percentage of fee revenue, was 15% in the three months ended January 31, 2017 compared to 17% in the year-ago quarter.

Executive Search general and administrative expenses increased $2.4 million, or 15%, to $18.0 million in the three months ended January 31, 2017 from $15.6 million in the year-ago quarter. General and administrative expenses increased due to higher foreign exchange loss of $1.5 million and $0.5 million in bad debt expense during the three months ended January 31, 2017 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 12% in the three months ended January 31, 2017 compared to 10% in the year-ago quarter.

Hay Group general and administrative expenses increased $4.5 million, or 22%, to $24.8 million in the three months ended January 31, 2017 compared to $20.3 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition. The acquisition was the main factor for increases of $2.0 million, $1.5 million and $0.7 million in premise and office expense, foreign exchange loss and travel related expenses, respectively. Hay Group general and administrative expenses, as a percentage of fee revenue, was 14% in both the three months ended January 31, 2017 and 2016.

Futurestep general and administrative expenses increased $1.1 million, or 22%, to $6.2 million in the three months ended January 31, 2017 from $5.1 million in the year-ago quarter. The increase in general and administrative expenses was primarily due to higher premise and office expense of $0.6 million and higher foreign exchange loss of $0.3 million during the three months ended January 31, 2017 compared to the year-ago quarter. Futurestep general and administrative expenses, as a percentage of fee revenue, was 12% in the three months ended January 31, 2017 compared to 10% in the year-ago quarter.

Corporate general and administrative expenses decreased $8.6 million, or 52.4%, to $7.8 million in the three months ended January 31, 2017 compared to $16.4 million in the year-ago quarter. The decrease in general and administrative expenses was driven by a decline of $8.5 million in integration/acquisition costs, mainly from professional service fees associated with the Legacy Hay acquisition.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense decreased $1.1 million, or 6%, to $16.5 million in the three months ended January 31, 2017 compared to $17.6 million in the year-ago quarter. The decrease was due to an increased focus on utilization of internal resources versus outside contractors in our Hay Group business. Cost of services expense, as a percentage of fee revenue, was 4% in the three months ended January 31, 2017 compared to 5% in the year-ago quarter.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $11.8 million, an increase of $1.5 million, or 15%, in the three months ended January 31, 2017 compared to $10.3 million in the year-ago quarter. The increase is mainly due to the Legacy Hay acquisition. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the three months ended January 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in the prior year and recorded $3.8 million of restructuring charges relating to the consolidation of office space. During the three months ended January 31, 2016, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the acquisition of Legacy Hay. As a result, we recorded $30.6 million of restructuring charges with $29.9 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of Legacy Hay and $0.7 million relating to the consolidation of premises during the three months ended January 31, 2016.

Operating Income

Operating income was $30.5 million in the three months ended January 31, 2017 as compared to operating loss of $14.1 million in the year-ago quarter. This increase in operating income resulted from higher fee revenue of $37.7 million, a decrease in restructuring charges, net of $26.8 million, offset by an increase of $20.0 million in compensation and benefits expense.

Executive Search operating income decreased $5.3 million to $29.3 million in the three months ended January 31, 2017 as compared to $34.6 million in the year-ago quarter. The decrease in Executive Search operating income was driven by increases in compensation and benefits expense and general and administrative expense of $6.8 million and $2.4 million, respectively, and $1.8 million in lower fee revenue. Offsetting the decrease in operating income was a decrease in restructuring charges of $6.1 million compared to the year-ago quarter. Executive Search operating income, as a percentage of fee revenue, was 19% in the three months ended January 31, 2017 as compared to 22% in the year-ago quarter.

Hay Group operating income was $16.0 million in the three months ended January 31, 2017 as compared to operating loss of $21.6 million in the year-ago quarter. The change was primarily driven by an increase in fee revenue of $35.1 million mainly due to the Legacy Hay acquisition and a decrease in restructuring charges, net of $20.7 million, offset by an increase of $13.5 million in compensation and benefits expense and general and administrative expenses of $4.5 million in the three months ended January 31, 2017 compared to the year-ago quarter. Hay Group operating income, as a percentage of fee revenue, was 9% in the three months ended January 31, 2017 compared to operating loss as a percentage of fee revenue of 15% in the year-ago quarter.

Futurestep operating income was $6.5 million in the three months ended January 31, 2017 as compared to $6.6 million from the year-ago quarter. Futurestep operating income, as a percentage of fee revenue, was 12% in the three months ended January 31, 2017 compared to operating income as a percentage of fee revenue of 14% in the year-ago quarter.

Net Income (Loss) Attributable to Korn Ferry

Net income attributable to Korn Ferry increased $39.9 million to $23.9 million in the three months ended January 31, 2017 compared to a net loss of $16.0 million in the year-ago quarter. The increase was due to higher total revenue of $35.3 million, an increase of $11.3 million in other income (loss) mainly related to our marketable securities held in trust to satisfy obligations under the ECAP, net and lower operating expenses of $9.3 million, offset by an increase in income tax provision of $13.5 million due to higher profitability and higher interest expense of $2.0 million compared the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 6% for the three months ended January 31, 2017 as compared to net loss attributable to Korn Ferry, as a percentage of fee revenue, of 5% in the year-ago quarter.

Adjusted EBITDA

Adjusted EBITDA increased $7.6 million to $55.3 million in the three months ended January 31, 2017 as compared to $47.7 million in the year-ago quarter. This increase was driven by higher fee revenue of $31.8 million, an increase in other income, net of $11.3 million due to the change in the fair value of our marketable securities held in trust to satisfy obligation under the ECAP, and a decrease in cost of services expense of $1.1 million, offset by increases of $28.5 million in compensation and benefits expense (excluding integration/acquisition and certain separation costs) and $8.0 million (excluding integration/acquisition costs) in general and administrative expenses. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 14% for both the three months ended January 31, 2017 and 2016.

Executive Search Adjusted EBITDA was $32.6 million, a decrease of $10.4 million, or 24%, in the three months ended January 31, 2017 as compared to $43.0 million in the three months ended January 31, 2016. The decrease was driven by increases in compensation and benefits expense and general and administrative expense of $6.8 million and $2.4 million, respectively, and $1.8 million in lower fee revenue in the three months ended January 31, 2017 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 21% in the three months ended January 31, 2017 as compared to 28% in the year-ago quarter.

Hay Group Adjusted EBITDA increased by $7.3 million to $30.1 million in the three months ended January 31, 2017 as compared to $22.8 million in the year-ago quarter. This increase was due to higher fee revenue of $29.2 million and a decrease in cost of services expense of $1.0 million, offset by an increase of $18.4 million and $4.7 million in compensation and benefit expense (excluding integration/acquisition costs) and general and administrative expenses, respectively. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 17% in the three months ended January 31, 2017 as compared to 16% in the year-ago quarter.

Futurestep Adjusted EBITDA was $7.4 million in the three months ended January 31, 2017 as compared to $7.3 million in the year-ago quarter. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 14% in the three months ended January 31, 2017 as compared to 15% in the year-ago quarter.

Other Income (Loss), Net

Other income, net was $4.2 million in the three months ended January 31, 2017 as compared to other loss, net of $7.1 million in the year-ago quarter. The increase was primarily due to the change in the fair value of our marketable securities, which created a gain during the three months ended January 31, 2017 compared to a loss in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.4 million in the three months ended January 31, 2017 as compared to $0.4 million in the year-ago quarter. The increase was mainly due to interest expense associated with the term loan facility that we entered into in the current fiscal year to provide enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders, in three months ended January 31, 2017, and also includes our Mexico subsidiary for the three months ended January 31, 2016. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings decreased by $0.1 million in the three months ended January 31, 2017 as compared to the year-ago quarter due to the consolidation of our Mexico subsidiary, which is now included in operations.

Income Tax Provision (Benefit)

The provision for income tax was $8.1 million in the three months ended January 31, 2017 compared to income tax benefit of $5.4 million in the year-ago quarter. This reflects a 25% effective tax rate for both the three months ended January 31, 2017 and 2016.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2017 was $0.5 million.

Nine Months Ended January 31, 2017 Compared to Nine Months Ended January 31, 2016

Fee Revenue

Fee Revenue. Fee revenue increased by $267.3 million, or 30%, to $1,159.5 million in the nine months ended January 31, 2017 compared to $892.2 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $21.3 million, or 2%, in the nine months ended January 31, 2017 compared to the year-ago period. The higher fee revenue was attributable to growth in Hay Group and Futurestep, offset by a decrease in Executive Search. The increase in Hay Group was primarily due to the Legacy Hay acquisition, that was completed on December 1, 2015.

Executive Search. Executive Search reported fee revenue of $455.4 million, a decrease of $7.8 million, or 2%, in the nine months ended January 31, 2017 compared to $463.2 million in the year-ago period. As detailed below, Executive Search fee revenue was lower in North America, offset by higher fee revenue in the Latin America, EMEA, and APAC regions in the nine months ended January 31, 2017 as compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $9.8 million, or 2%, in the nine months ended January 31, 2017, when compared to the year-ago period.

North America reported fee revenue of $259.4 million, a decrease of $17.3 million, or 6%, in the nine months ended January 31, 2017 compared to $276.7 million in the year-ago period. North America’s fee revenue was lower due to a 5% decrease in the weighted-average fees billed per engagement (calculated using local currency) and a 1% decrease in the number of engagements billed during the nine months ended January 31, 2017 compared to the year-ago period. The overall decrease in fee revenue was driven by a decline in the life sciences/healthcare, education/non-profit, financial services, technology, and consumer goods sectors as compared to the year-ago period, partially offset by an increase in the industrial sector. There was no exchange rate impact on fee revenue in the nine months ended January 31, 2017, when compared to the year-ago period.

EMEA reported fee revenue of $109.3 million in the nine months ended January 31, 2017 compared to $108.1 million in the year-ago period. The higher fee revenue was primarily due to a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 3% increase in the number of engagements billed during the nine months ended January 31, 2017 compared to the year-ago period. This was offset by unfavorable exchange rates which impacted fee revenue by $7.4 million, or 7%, in the nine months ended January 31, 2017, when compared to the year-ago period. The performance in existing offices in United Arab Emirates, Germany and Denmark were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2017 compared to the year-ago period, offset by a decrease in fee revenue in France, United Kingdom and Switzerland. In terms of business sectors, the technology and education/non-profit sectors have the largest increase in fee revenue in the nine months ended January 31, 2017 as compared to the year-ago period, partially offset by a decrease in the consumer and industrial sectors.

Asia Pacific reported fee revenue of $60.1 million in the nine months ended January 31, 2017 compared to $59.3 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $0.4 million in the nine months ended January 31, 2017, when compared to the year-ago period. The rest of the change in fee revenue was due to an 11% increase in the number of engagements billed, offset by an 8% decrease in the weighted-average fees billed per engagement (calculated using local currency) in the nine months ended January 31, 2017 compared to the year-ago period. The performance in China was the primary contributor to the increase in fee revenue in the nine months ended January 31, 2017 compared to the year-ago period, offset by a decrease in fee revenue in Hong Kong, Australia, and Singapore. Consumer and industrial were the main sectors contributing to the increase in fee revenue in the nine months ended January 31, 2017 as compared to the year-ago period, partially offset by a decrease in fee revenue in the technology and financial services sectors.

Latin America reported fee revenue of $26.6 million, an increase of $7.5 million, or 39.3%, in the nine months ended January 31, 2017 compared to $19.1 million in the year-ago period. Exchange rates unfavorably impacted fee revenue for Latin America by $2.0 million, or 10%, in the nine months ended January 31, 2017, when compared to the year-ago period. The increase is due to $11.7 million in fee revenue from our Mexican subsidiary that we began consolidating in the fourth quarter of fiscal 2016 as a result of obtaining control of the entity. The rest of the change primarily relates to an increase in fee revenue in Brazil, offset by lower fee revenues in Venezuela in the nine months ended January 31, 2017 compared to the year-ago period. Industrial, life sciences/healthcare and financial services were the main sectors contributing to the growth in fee revenue in the nine months ended January 31, 2017 compared to the year-ago period, offset by a decrease in fee revenue in the consumer sector.

Hay Group. Hay Group reported fee revenue of $539.1 million, an increase of $255.7 million, in the nine months ended January 31, 2017 compared to $283.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $7.9 million, or 3%, compared to the year-ago period. The increase in fee revenue was primarily due to the Legacy Hay acquisition that was completed on December 1, 2015. As a result of the Legacy Hay acquisition, consulting fee revenue was higher by $154.4 million in the nine months ended January 31, 2017 compared to the year-ago period, with the remaining increase of $101.3 million generated by higher productized services.

Futurestep. Futurestep reported fee revenue of $165.0 million, an increase of $19.4 million, or 13%, in the nine months ended January 31, 2017 compared to $145.6 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.6 million, or 2%, in the nine months ended January 31, 2017. Higher fee revenues in RPO and professional search of $9.9 million and $9.6 million, respectively, drove the increase in fee revenue. The increase in fee revenue in professional search was due to a 28% increase in the number of engagements billed, offset by a 10% decrease in the weighted-average fees billed per engagement (calculated using local currency) in the nine months ended January 31, 2017 compared to the year-ago period.

Compensation and Benefits

Compensation and benefits expense increased $185.5 million, or 30%, to $796.0 million in the nine months ended January 31, 2017 from $610.5 million in the year-ago period. Exchange rates favorably impacted compensation and benefits expenses by $13.7 million, or 2%, in the nine months ended January 31, 2017 compared to the year-ago period. The Legacy Hay acquisition was the main factor that contributed to increases of $134.3 million, $8.7 million, $7.9 million and $5.9 million in salaries and related payroll taxes, performance related bonus expense, insurance costs and retirement plans, respectively. Also, contributing to the increase in compensation and benefits was an increase in the amortization of long-term incentive awards of $7.1 million, and a change in the fair value of vested amounts owed under certain deferred compensation plans of $12.9 million in the nine months ended January 31, 2017 compared to the year-ago period due to market movements.

Executive Search compensation and benefits expense increased by $7.3 million, to $300.5 million in the nine months ended January 31, 2017 compared to $293.2 million in the year-ago period. This increase was primarily due to an increase in the fair value of amounts owed under certain deferred compensation plans of $10.9 million and higher salaries and related payroll expense of $7.6 million due to a 7% increase in average headcount reflecting our continued growth-related investments back into the business in the nine months ended January 31, 2017 compared to the year-ago period. The rest of the change was due to an increase of $5.2 million in the amortization of long-term incentive awards, offset by lower performance related bonus expense of $13.7 million during the nine months ended January 31, 2017 compared to the year-ago period. The decrease in performance related bonus expense was principally due to lower fee revenue and profitability. Executive Search compensation and benefits expense, as a percentage of fee revenue, increased to 66% in the nine months ended January 31, 2017 from 63% in the year-ago period.

Hay Group compensation and benefits expense increased $160.2 million, or 86%, to $346.2 million in the nine months ended January 31, 2017 from $186.0 million in the year-ago period. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition compared to the year-ago period. Due to the acquisition, average headcount increased during the nine months ended January 31, 2017 compared to the year-ago period, resulting in higher salaries and related payroll taxes, performance related bonus expense, insurance costs, retirement plans and outside contractors of $111.2 million, $25.8 million, $5.7 million $5.0 million and $2.7 million, respectively. Hay Group compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in the nine months ended January 31, 2017 from 66% in the year-ago period.

Futurestep compensation and benefits expense increased $15.0 million, or 15%, to $114.8 million in the nine months ended January 31, 2017 from $99.8 million in the year-ago period. The increase was due to higher salaries and related payroll taxes that increased by $15.3 million compared to the year-ago period. The change in salaries and related payroll taxes was due to a 15% increase in the average headcount in the nine months ended January 31, 2017 compared to the year-ago period. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 70% in the nine months ended January 31, 2017 compared to 69% in the year-ago period.

Corporate compensation and benefits expense increased by $3.0 million, or 10%, to $34.5 million in the nine months ended January 31, 2017 from $31.5 million in the year-ago period. This increase was mainly due to an increase of $2.1 million in expenses associated with our deferred compensation plans, $1.6 million in higher stock based compensation, and

$0.9 million in amortization of long-term incentive awards and in the nine months ended January 31, 2017 compared to the year-ago period. Offsetting these increases in compensation and benefit expense was a decline in integration/acquisition costs and certain separation costs of $1.4 million in the nine months ended January 31, 2017 as compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $26.8 million, or 19%, to $166.3 million in the nine months ended January 31, 2017 compared to $139.5 million in the nine months ended January 31, 2016. Exchange rates favorably impacted general and administrative expenses by $3.9 million, or 3%, during the nine months ended January 31, 2017 compared to the year-ago period. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition that took place in the third quarter of fiscal 2016, offset by a decline of $14.6 million in integration/acquisition costs compared to the year-ago period. The Legacy Hay acquisition was the main factor that contributed to increases of $26.3 million, $5.8 million, $4.0 million, $2.6 million and $1.7 million in premise and office expense, marketing and business development expenses, travel related expenses, legal and other professional expenses and bad debt expense, respectively. General and administrative expenses, as a percentage of fee revenue, was 14% in the nine months ended January 31, 2017 compared to 16% in the year-ago period.

Executive Search general and administrative expenses increased $1.5 million, or 3%, to $50.3 million in the nine months ended January 31, 2017 from $48.8 million in the year-ago period. General and administrative expenses increased due to higher premise and office expense of $1.0 million and a decrease in foreign exchange gain of $0.4 million during the nine months ended January 31, 2017 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the nine months ended January 31, 2017 and 2016.

Hay Group general and administrative expenses increased $35.4 million, or 96%, to $72.4 million in the nine months ended January 31, 2017 compared to $37.0 million in the nine months ended January 31, 2016. The acquisition of Legacy Hay was the main factor for increases of $23.6 million, $3.6 million, $3.3 million, $2.0 million and $1.2 million in premise and office expense, marketing and business development expenses, travel related expenses, legal and other professional expenses and bad debt expenses, respectively. Hay Group general and administrative expenses, as a percentage of fee revenue, was 13% in both the nine months ended January 31, 2017 and 2016.

Futurestep general and administrative expenses were $17.4 million, an increase of $1.6 million in the nine months ended January 31, 2017 as compared to $15.8 million in year-ago period. General and administrative expenses increased due to higher premise and office expense of $1.0 million and higher travel related expenses of $0.3 million during the nine months ended January 31, 2017 compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 11% in both the nine months ended January 31, 2017 and 2016.

Corporate general and administrative expenses decreased $11.8 million, or 31%, to $26.1 million in the nine months ended January 31, 2017 compared to $37.9 million in the year-ago period. General and administrative expenses decreased due to a decline of $14.5 million in integration/acquisition costs, offset by increases of $2.0 million in business development expenses and $0.7 million in premise and office expense in the nine months ended January 31, 2017 compared to year-ago period.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $13.4 million, or 34%, to $52.3 million in the nine months ended January 31, 2017 compared to $38.9 million in the year-ago period. The increase is mainly due to higher fee revenue in Hay Group due to the Legacy Hay acquisition. Cost of services expense, as a percentage of fee revenue, was 5% in the nine months ended January 31, 2017 compared to 4% in the year-ago period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $35.0 million, an increase of $10.1 million, or 41%, in the nine months ended January 31, 2017 compared to $24.9 million in the year-ago period. The increase is mainly due to the Legacy Hay acquisition. The increase relates primarily to technology investments that were made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the nine months ended January 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in the prior year by eliminating redundant positions and operational, general and administrative expenses and consolidation of office space. As a result, we recorded $28.3 million of restructuring charges with $11.5 million of severance costs and $16.8 million relating to the consolidation of office space during the nine months ended January 31, 2017. During the nine months ended January 31, 2016, we implemented a restructuring plan in order to rationalize our cost structure in response to anticipated revenue levels and in order to eliminate redundant positions that were created due to the acquisition of Legacy Hay. As a result, we recorded $30.6 million of restructuring charges with $29.9 million of severance costs to align our work force to current levels of business activities and to eliminate redundant positions due to the integration of Legacy Hay and $0.7 million relating to the consolidation of premises during the nine months ended January 31, 2016.

Operating Income

Operating income increased $33.8 million to $81.6 million in the nine months ended January 31, 2017 as compared to operating income of $47.8 million in the year-ago period. This increase in operating income resulted from $267.3 million in higher fee revenue and a decrease of $2.3 million in restructuring charges, net, offset by an increase of $185.5 million in compensation and benefits expense (which includes a decline $1.3 million in integration/acquisition costs and certain separation costs). The rest of the change was due to increases of $26.8 million in general and administrative expenses (which includes a decline in integration/acquisition costs of $14.6 million), $13.4 million in cost of services expense, and $10.1 million of depreciation and amortization expenses during the nine months ended January 31, 2017 as compared to the year-ago period.

Executive Search operating income decreased $15.0 million to $93.7 million in the nine months ended January 31, 2017 as compared to $108.7 million in the year-ago period. The decrease in Executive Search operating income was driven by lower fee revenue of $7.8 million and higher compensation and benefits expense of $7.3 million. Executive Search operating income, as a percentage of fee revenue, was 21% in the nine months ended January 31, 2017 as compared to 24% in the year-ago period.

Hay Group operating income was $31.2 million in the nine months ended January 31, 2017 as compared to an operating loss of $6.3 million in the year-ago period. The change was primarily driven by an increase in fee revenue of $255.7 million mainly due to the Legacy Hay acquisition, offset by increases in compensation and benefits expense, general and administrative expenses, net, cost of services expense, depreciation and amortization expense, and restructuring charges of $160.2 million, $35.4 million, $11.9 million, $10.0 million, and $0.8 million, respectively in the nine months ended January 31, 2017 compared to the year-ago period. Hay Group operating income, as a percentage of fee revenue, was 6% in the nine months ended January 31, 2017 compared to operating loss as a percentage of fee revenue of 2% in the year-ago period.

Futurestep operating income increased by $2.1 million to $21.8 million in the nine months ended January 31, 2017 from $19.7 million in the year-ago period. The increase in Futurestep operating income was primarily due to $19.4 million in higher fee revenue, partially offset by increases of $15.0 million in compensation and benefits expense and $1.6 million in general and administrative expenses in the nine months ended January 31, 2017 compared to the year-ago period. The change in compensation and benefits expense was driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep operating income, as a percentage of fee revenue, was 13% in the nine months ended January 31, 2017 compared to operating income as a percentage of fee revenue of 14% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased $32.2 million, or 128%, to $57.3 million in the nine months ended January 31, 2017 compared to $25.1 million in the year-ago period. The increase was due to higher total revenue of $272.5 million and an increase of $17.4 million in other income (loss), offset by higher operating expenses of $238.7 million, an increase in income tax provision of $8.5 million due to higher profitability and $7.0 million more in interest expense compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 5% for the nine months ended January 31, 2017 as compared to 3% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased $39.5 million to $174.9 million in the nine months ended January 31, 2017 as compared to $135.4 million in the year-ago period. This increase was driven by higher adjusted fee revenue of $264.9 million (which included deferred revenue adjustment related to Legacy Hay acquisition), and an increase in other income, net due to the change in fair value of our marketable securities of $17.4 million in the nine months ended January 31, 2017 compared to the year-ago period, offset by increases of $186.8 million, $41.4 million and $13.4 million in compensation and benefits expense (excluding integration/acquisition costs and certain separation costs), general and administrative expense (excluding integration/acquisition costs) and cost of services expense, respectively. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in both the nine months ended January 31, 2017 and 2016.

Executive Search Adjusted EBITDA was $103.2 million, a decrease of $17.3 million, or 14%, in the nine months ended January 31, 2017 as compared to $120.5 million in the year-ago period. This decrease was due to lower fee revenue of $7.8 million and higher compensation and benefits expense of $7.3 million during the nine months ended January 31, 2017 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 23% in the nine months ended January 31, 2017 as compared to 26% in the year-ago period.

Hay Group Adjusted EBITDA increased by $47.0 million to $95.2 million in the nine months ended January 31, 2017 as compared to $48.2 million in the year-ago period. This increase was due to higher adjusted fee revenue of $253.3 million (which included deferred revenue adjustment related to Legacy Hay acquisition), offset by an increase of $160.1 million, $35.6 million and $11.9 million in compensation and benefits, general and administrative expenses and cost of services expense, respectively. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 18% in the nine months ended January 31, 2017 as compared to 17% in the year-ago period.

Futurestep Adjusted EBITDA increased by $2.4 million to $24.0 million in the nine months ended January 31, 2017 as compared to $21.6 million in the year-ago period. The increase in Futurestep Adjusted EBITDA was primarily due to an increase in fee revenue of $19.4 million, offset by increases of $15.0 million in compensation and benefits expense and $1.6 million in general and administrative expenses during the nine months ended January 31, 2017 as compared to the year-ago period. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the nine months ended January 31, 2017 and 2016.

Other Income (Loss), Net

Other income, net was $7.6 million in the nine months ended January 31, 2017 as compared to other loss, net of $9.8 million in the year-ago period. The change was primarily due to the increase in the fair value of our marketable securities during the nine months ended January 31, 2017 compared to decreases in the fair value of our marketable securities in the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $8.2 million in the nine months ended January 31, 2017 as compared to $1.2 million in the year-ago period. The increase was mainly due to interest expense associated with the term loan that we entered into in the current fiscal year to provide enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders, in nine months ended January 31, 2017, and also includes our Mexico subsidiary for the nine months ended January 31, 2016. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings was $0.2 million in the nine months ended January 31, 2017 as compared to $1.5 million in the nine months ended January 31, 2016. The decrease is due to the consolidation of our Mexico subsidiary for the nine months ended January 31, 2017, which is now included in operations.

Income Tax Provision

The provision for income tax was $21.7 million in the nine months ended January 31, 2017 compared to $13.2 million in the year-ago period. This reflects a 27% and 36% effective tax rate in the nine months ended January 31, 2017 and 2016, respectively. The effective tax rate for the nine months ended January 31, 2016 was higher largely due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay.

Net Income (Loss) Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2017 was $2.2 million.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic accretive M&A transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed in the “Risk Factors” sections of the Annual Report on Form 10-K for the fiscal year ending April 30, 2016. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the second quarter of fiscal 2017, we began to repurchase shares through this program. We repurchased approximately $9.4 million and $16.3 million of the Company’s common stock during the three and nine months ended January 31, 2017, respectively. Any decision to continue to execute our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million as a condition to consummating permitted acquisitions, paying dividends to our shareholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition, shares repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions, and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $466.7 million and $414.7 million as of January 31, 2017 and April 30, 2016, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $226.5 million and $88.9 million at January 31, 2017 and April 30, 2016, respectively. As of January 31, 2017 and April 30, 2016, we held $141.8 million and $129.0 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2017 and 2016 annual bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in the nine months ended January 31, 2017. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of January 31, 2017 and April 30, 2016, marketable securities included trading securities of $115.4 million (net of gross unrealized gains of $4.5 million and gross unrealized losses of $1.6 million) and $141.4 million (net of gross unrealized gains of $1.4 million and gross unrealized losses of $2.6 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $111.3 million and $130.1 million, respectively, are classified as non-current. Our vested obligations for which these assets were held in trust totaled $101.3 million and $96.6 million as of January 31, 2017 and April 30, 2016, respectively. Our unvested obligations totaled $34.3 million and $42.2 million as of January 31, 2017 and April 30, 2016, respectively.

The net increase in our working capital of $178.8 million as of January 31, 2017 compared to April 30, 2016 is primarily attributable to increases in cash and cash equivalents and accounts receivable and a decrease in compensation and benefits payable. The increase in cash and cash equivalents is due to cash provided by operations and proceeds received from the term loan entered into this year offset by payments made on the current and previous term loan. Accounts receivable increased due to an increase in days of sales outstanding which went from 55 days to 70 days (which is consistent with historical experience) from April 30, 2016 to January 31, 2017 while the decrease in compensation and benefits payable was primarily due to payment of annual bonuses earned in fiscal 2016 and paid during the first quarter of fiscal 2017. Cash provided by operating activities was $13.7 million in the nine months ended January 31, 2017 compared to cash used in operating activities of $17.4 million in the year-ago period.

Cash used in investing activities was $12.4 million in the nine months ended January 31, 2017, a decrease of $255.0 million, compared to $267.4 million in the year-ago period. Cash used in investing activities was lower primarily due to cash used to purchase Legacy Hay in third quarter of fiscal 2016 for $252.6 million in cash and an increase in cash provided by investing activities from the sales/maturities of marketable securities and net purchase of marketable securities, offset with the increase in cash used to purchase property and equipment in connection with our co-location activities and a payment made on the final working capital settlement related to the Legacy Hay acquisition made during the nine months ended January 31, 2017.

Cash provided by financing activities was $89.2 million in the nine months ended January 31, 2017, a decrease of $43.0 million, compared to $132.2 million in the year-ago period. Cash provided by financing activities decreased primarily due to $147.8 million more in term loan payments made during the nine months ended January 31, 2017 compared to the year-ago period and $16.3 million of Company’s common stock purchased under the stock repurchase program, offset by an increase of $125.0 million in proceeds from term loan facility. As of January 31, 2017, $133.7 million remained available for common stock repurchases under our stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2017 and April 30, 2016, we held contracts with gross CSV of $180.3 million and $175.7 million, respectively. Since fiscal 2012, we paid the premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $68.4 million as of January 31, 2017 and April 30, 2016. At January 31, 2017 and April 30, 2016, the net cash value of these policies was $111.9 million and $107.3 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”); (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions referenced above. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of January 31, 2017, we were in compliance with our debt covenants.

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

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totaling $10.3 million made during the nine months ended January 31, 2017. As of January 31, 2017, $264.7 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous Facility. During the three and nine months ended January 31, 2017, the average rate on the Term Facility was 2.06% and 2.29%, respectively.

As of January 31, 2017 and April 30, 2016, we had no borrowings under the Revolver. At January 31, 2017 and April 30, 2016, there was $3.0 million and $2.8 million, respectively, of standby letters of credit issued under our long-term debt arrangements. We had a total of $8.0 million and $6.4 million of standby letters of credits with other financial institutions as of January 31, 2017 and April 30, 2016, respectively.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions entered in the ordinary course of business, denominated in a currency other than the reporting entity’s functional currency, may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency gains, on an after tax basis, included in net income were $0.4 million in the nine months ended January 31, 2017 as compared to $0.5 million in the nine months ended January 31, 2016.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Brazilian Real, Russian Ruble, Japanese Yen and Chinese Yuan. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2017, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $11.0 million. Beginning in the third quarter of fiscal 2016, we established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of January 31, 2017, there was $264.7 million outstanding under the Term Facility. At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company is required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.7 million and $1.9 million for the three and nine months ended January 31, 2017, respectively. During the three and nine months ended January 31, 2017, the average interest rate on the new term loan was 2.06% and 2.29% respectively. We had no borrowings under the Revolver as of January 31, 2017. We had $68.4 million of borrowings against the CSV of COLI contracts as of January 31, 2017 and April 30, 2016, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended January 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sale of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2017:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
November 1, 2016— November 30, 2016	185,815	$20.17	185,815	$139.3 million
December 1, 2016— December 31, 2016	4,865	$26.99	—	$139.3 million
January 1, 2017— January 31, 2017	200,069	$28.48	197,783	$133.7 million

Total	390,749	$24.51	383,598

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $9.4 million of the Company’s common stock under the program during the third quarter of fiscal 2017.

Our senior secured credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Summary of Non -Employee Director Compensation Program Effective December 7, 2016

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KORN/FERRY INTERNATIONAL

By:	/s/ ROBERT P. ROZEK
Robert P. Rozek
Executive Vice President, Chief Financial Officer, and Chief Corporate Officer

Date: March 10, 2017

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Non -Employee Director Compensation Program Effective December 7, 2016

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.