Form 10-K
period 2017-04-30
KORN FERRY INTERNATIONAL
filed 2017-06-28
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017

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

Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of our common stock as of June 20, 2017 was 56,954,101 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $1,069,775,603 based upon the closing market price of $20.39 on that date of a share of common stock as reported on the New York Stock Exchange.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders scheduled to be held on September 27, 2017 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2017

PART I.

Item 1. Business

About Korn Ferry

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. We opened our first office in Los Angeles in 1969 and currently operate in 114 offices in 53 countries. We have the ability to deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2017, we had 7,232 full-time employees, including 1,330 consultants (517 Executive Search, 557 Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015), and 256 Futurestep) who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 82% of our assignments performed during fiscal 2017 on behalf of clients for whom we had conducted assignments in the previous three fiscal years. We have made significant investments in our business with the acquisitions of PDI Ninth House and Global Novations in fiscal 2013, Pivot Leadership in fiscal 2015, and Legacy Hay in fiscal 2016. These acquisitions have strengthened our intellectual property, enhanced our geographical presence, added complimentary capabilities to further leverage search relationships and broadened the capabilities for assessment and development. They also improved our ability to support the global business community not only in attracting top talent and designing compensation and reward incentives, but also with an integrated approach to the entire leadership and people continuum.

We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

The Korn Ferry Opportunity

Historically, the Human Resources (“HR”) industry has offered piecemeal views of people based on inconsistent processes, technologies and measurement. Korn Ferry has assembled intellectual property which we bring to market through a holistic framework that sits at the intersection of an organization’s strategy and its people.

Superior performance happens when an organization establishes the conditions for success and when the right people are enabled and engaged, sitting in the right seats and are developed and rewarded. We can help a client operationalize its business strategy through our six solution sets:

Strategy Execution & Organization Design	We establish the conditions for success by clarifying strategy; designing an operating model and organization structure that aligns to it; and defining a high performance culture. We enable strategic change by engaging and motivating people to perform.

Talent Strategy and Work Design	We map talent strategy to business strategy and help organizations put their plan into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things – with rewards they value – at a cost the organization can afford.

Assessment and Succession	We provide actionable, research-backed insights that allow organizations to understand the true capabilities of their people so they can make decisions that ensure the right leaders are ready – when and where they are needed – in the future.

Executive Search and Recruitment	We integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions at organizations across every industry.

Leadership Development	We activate purpose, vision, and strategy through leaders at all levels and organizations. We combine expertise, science, and proven techniques with forward thinking and creativity to build leadership experiences that help entry to senior-level leaders grow and deliver superior results.

About Our Intellectual Property and Technology

Korn Ferry is a knowledge-based company with deep intellectual property (“IP”) and research that allow us to deliver meaningful outcomes for our clients.

The Korn Ferry Institute, our research and analytics arm, unites the following areas: talent and organizational analytics, research and thought leadership, and assessment and IP development. These teams work together to leverage data and build IP in ways that give Korn Ferry a competitive advantage and a privileged understanding of how people and organizations can best achieve superior performance.

We do research that underpins our products and consulting services across Korn Ferry’s three business lines, and supports our six solution sets in the service of solving our clients’ most complex business issues, from creating growth to becoming digitally sustainable to navigating mergers and acquisitions. Our vast library of proprietary tools and techniques has been acquired or developed through research by our social scientists, statisticians and IP development specialists. We have unique insight into what makes great leaders and how strategic talent decisions help contribute to competitive advantage and success.

Our talent data includes five million assessments, profiles of eight million candidates, reward data on twenty million professionals and engagement data on six million professionals. This database provides the insight and intelligence for Korn Ferry’s team of social scientists and consultants to determine the true drivers of leadership, performance and value in the market and how any individual or organization measures up. Solutions leveraging this IP help to deliver on Korn Ferry’s holistic framework that sits at the intersection of an organization’s strategy and its people.

In fiscal 2017, the Korn Ferry Institute, in partnership with thought leaders across our business, established the Korn Ferry Superior Performance Model. This is a foundational framework that captures the key success factors that drive organizational performance. Divided into organizational enablers and people enablers, our research shows the relationship between the different levers that drive discretionary energy and financial performance.

In the fiscal year ahead, our IP strategy will be to:

▪	Embed our Superior Performance Model framework into our consulting methodology with clients;
▪	Develop a compelling, research-based framework that brings together the vast people and organizational IP from the legacy firms and clearly describes what drives superior performance;
▪	Simplify and integrate our portfolio of products, solutions and data assets around this framework and;
▪	Focus our innovation efforts on the areas within this framework to build differentiated offerings, leverage the vast amounts of data we have, and promote thought leadership that builds the brand.

Leadership Assessment, Succession and Development will be core solution areas, where we have industry-leading capabilities and IP and significant competitive advantages including recognition as a market leader in leadership agility. The next frontier of agility will extend beyond individuals to the collective agility of teams and organizations. Given our newly acquired expertise from Legacy Hay in the area of Strategy Execution and Organization Design, we are now positioned to bring together the people and organizational aspects of agility, establish differentiated thought leadership and develop a distinctive solution.

In the area of Strategy Execution and Organization Design, we will fine-tune a new organizational diagnostic based on drivers of superior business performance that can be applied to the C-suite and cascaded down through an organization.

Within Rewards, we believe the market for total rewards strategies and approaches will remain strong, especially given the increased demand for pay parity. We are developing solutions, growing our rewards database and providing research-based thought leadership to assist organizations optimize the biggest expense item on their operating ledger.

Within Executive Search, we will continue to add more discipline and scientific research into the recruitment process, with emphasis shifting from candidate identification to candidate assessment, fit, attraction, engagement and rewards. Driving this focus is our enhanced technology as the power of the Internet, big data and online talent communities make it possible to efficiently identify greater numbers of qualified candidates. We will continue making enhancements to Korn Ferry’s Four Dimensions of Leadership & Talent (KF4D), our talent assessment and analytics engine, including integrating new pay and work measurement IP from Legacy Hay.

Finally, we will further embed our IP into new and existing tools commercialized through Korn Ferry’s Products Group, creating unique value for this growing business line that provides data, analytics and insight products that aid in recruiting, assessing, developing, engaging and rewarding talent. Examples of this include enhanced blended assessments that can be used in recruitment and talent management scenarios, and development targeted to success profiles for roles.

About Our Business Segments

Korn Ferry solutions and intellectual property are delivered through the following business segments:

Executive Search: Korn Ferry Executive Search helps clients attract the best executive talent for moving their companies in the right direction. The business is managed by geographical region leaders with a focus on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational/not-for-profit industries. We also have centers of functional expertise; our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board of directors in organizations around the world. The relationships that we develop through this business allow us to add incremental value to our clients through the delivery of our other people and organizational advisory solutions.

Our executive search services concentrate on searches for positions with annual cash compensation of $300,000 or more, or comparable compensation in foreign locations, which may involve board-level, chief executive and other senior executive positions. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn Ferry, typically charge a fee for their services equal to approximately one-third of the first-year annual cash compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Hay Group: Korn Ferry Hay Group helps an organization to align its people to their strategy – developing, engaging, and rewarding them to reach new heights. We deliver this through a combination of solutions consulting and product services that addresses how people work, and how to nurture them so that strategies succeed. We capitalize on the breadth of our intellectual property, service offerings and expertise to do what is right for the client. Services are delivered by an experienced team of consultants and includes one of the richest and most comprehensive people data sets.

Futurestep: Korn Ferry Futurestep draws from Korn Ferry’s four decades of recruitment experience to offer fully scalable, flexible services that help organizations attract top people while reducing costs and time to hire. Our portfolio of services includes Recruitment Process Outsourcing (“RPO”), Project Recruitment, Professional Search, Talent Consulting and Employer Branding.

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

We also make available on the Investor Relations portion of our website at www.kornferry.com earnings presentations and other important information, which we encourage you to review.

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

Consolidation of Talent Management Solution Providers – In choosing recruitment and human resource service providers, we believe:

▪	Companies are actively in search of preferred providers in order to create efficiencies and consolidate vendor relationships;
▪	Companies that can offer a full suite of talent management solutions are becoming increasingly attractive; and
▪	Clients seek trusted advisors who understand their business and unique organizational culture in order to manage the multiple needs of their business on a global scale.

Skills Gaps – There are not enough highly “skilled” people coming into the labor market to fill open jobs. Particularly at the senior management levels, the available talent pool is inadequate. New leaders must step into bigger, more complex, and more global roles faster – and with less experience – than their predecessors. Given this, learning agility – one’s ability to solve complex problems, easily adapt in a constantly changing world and drive change – is more important than ever. We believe employers will increasingly seek service providers who can help them find, develop and retain highly qualified, learning agile talent that secures a competitive advantage.

Human Capital is One of the Top CEO Challenges – The people, the minds, the alliances and the culture that can create and then nurture innovative ideas – are seen as central to CEOs. In fact, according to The Conference Board, human capital – how best to develop, engage, manage and retain talent – is the single biggest challenge facing CEOs in 2017.

Talent Analytics – Companies are increasingly leveraging big data and predictive analytics to measure the influence of activities across all aspects of their business, including HR. They expect their service providers to deliver superior metrics and better ways of communicating results. Korn Ferry’s go-to-market approach is increasingly focused on talent analytics. Leveraging a large set of data on talent accumulated over decades of research, we have cataloged the elements of talent and isolated the most potent facets. The result, Korn Ferry’s Four Dimensions of Leadership & Talent, is the talent intelligence engine that powers many of our solutions and products. Within our Hay Group segment, we also possess several of the richest HR databases in the world, so our clients can benchmark salaries, leadership potential, employee engagement, organizational culture and other HR data by industry at a global and country level.

Increased Outsourcing of Recruitment Functions – More companies are focusing on core competencies and outsourcing non-core, back-office functions to providers who can provide efficient, high-quality services. Third-party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

▪	Access to a diverse and highly qualified pool of candidates, which is refreshed on a regular basis;

▪	Reduction or elimination of the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;
▪	Ability to use the workflow methodologies we have developed over tens of thousands of assignments, which allows clients to fulfill positions on a streamlined basis;
▪	Ability to quickly review millions of resumes and provide the right fit for the client;
▪	Access to the most updated industry and geographic market information;
▪	Access to cutting-edge search technology software and proprietary intellectual property; and
▪	Ability to maintain management focus on core strategic business issues.

Other Industry Trends – In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on the talent management industry:

▪	Increasing demand for professionals with not just the right technical skills, but also the right leadership style, values and motivation to meet the specific requirements of the position and organizational culture;
▪	Decreasing executive management tenure and more frequent job changes;
▪	Retiring baby boomers, creating a skills gap in the workforce;
▪	Shifting balance of power towards the employee as more people take charge of their own careers, and the new norm of employee-driven development;
▪	Increasing importance of talent mobility in engaging and developing people within an organization;
▪	Increased attention on succession planning due to heightened scrutiny on CEOs, pressure to generate growth, shorter CEO tenures and the emphasis being placed on making succession planning a systemic governance process within global organizations;
▪	Executive pay and governance practices under more scrutiny than ever; and
▪	The high turnover rate and varying high volume hiring needs commonly associated with the new shared economy.

Growth Strategy

Our objective is to expand our position as the preeminent global people and organizational advisory firm. In order to meet this objective, we will continue to pursue five strategic initiatives:

1.    Drive an Integrated, Solutions-Based Go-to-Market Strategy

Differentiating Client Value Proposition – Korn Ferry offers its clients a total approach to talent. Historically, the HR industry has offered piecemeal views of people based on inconsistent processes, technologies and measurement. Korn Ferry seeks to disrupt the traditional approach and has assembled intellectual property that we bring to market through a holistic framework that sits at the intersection of an organization’s strategy and its people.

In analyzing talent management across the entire value chain, Korn Ferry has developed a robust suite of offerings and leverages our market-leading position in executive search to extend the value we bring our clients through our diversified capabilities along the rest of the talent lifecycle through our Hay Group and Futurestep businesses.

Our synergistic go-to-market strategy, utilizing all three of our business segments, is driving more integrated, scalable client relationships, while accelerating our evolution to a consultative solutions-based organization. This is evidenced by the fact that approximately 61% of our revenues come from clients that utilize multiple lines of business.

We are an increasingly diversified enterprise in the world of human capital services and products, an industry that represents an estimated $600 billion global market opportunity. Korn Ferry seeks to position itself as the preeminent global provider of solutions that represents a subset of the human capital services and products industry.

In an effort to gain operational efficiencies and drive superior performance, we expect that multinational clients increasingly will turn to strategic partners who can manage their people and organizational advisory needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage engagements across geographical regions. We established our Marquee Accounts program to act as a catalyst for change as we transform our Company from individual operators to an integrated talent solutions provider, in an effort to drive major global and regional strategic account development as well as to provide a framework for all of our client development activities. Today, the program consists of global colleagues from every line of business and geography, and is centrally coordinated by global account leaders who have deep expertise in serving the evolving needs of large global clients. We are cascading this methodology throughout every market, country and office.

2.    Deliver Unparalleled Client Excellence

World-class Intellectual Property – Korn Ferry continues to scale and more deeply embed our industry-leading intellectual property within the talent management processes of our global clients.

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

Global organizations utilizing our Company’s validated assessment capability are realizing the power and benefits of Korn Ferry IP in their people processes. Our assessment capability is currently utilized by more than 60% of our Executive Search clients. We have observed that candidates who utilize our online assessment tools stay longer with an organization and are promoted more frequently.

Our IP orientation is further expanded by our acquisitions of Legacy Hay, Pivot Leadership, PDI Ninth House and Global Novations. By acquiring these firms, we now offer a variety of pay, leadership development, organization and talent strategy design, coaching and assessment solutions for different organizational levels, as well as technology-driven talent management solutions. We possess several of the richest HR databases in the world, spanning 114 countries – including reward data on twenty million professionals, engagement data on six million professionals and assessment data on five million professionals.

Technology – Information technology is a critical element of all of our businesses. In fiscal 2017, we continued to invest in enhanced tools and knowledge management to gain a competitive advantage. We further improved our technology platform to support delivery of Korn Ferry’s Four Dimensions of Leadership (“KF4D”), our newest and most robust assessment for Executive Search, Hay Group and Futurestep. We completed the enhancements to our global SAP and Salesforce enterprise systems and the integration of Legacy Hay into Korn Ferry, providing globally consistent finance, HR, business development and operations processes. We continued to invest in our IT security infrastructure in an effort to protect the Company’s assets against today’s cyber-security threats.

In fiscal 2017, we further enhanced our scalable intellectual property content repository, which we are leveraging across all products and services. This enables us to continue to integrate services provided across the entire Hay Group portfolio, as well as Executive Search and Futurestep, and we have continued work on a unified talent analytics layer to support Korn Ferry’s strategy to address this key industry trend.

Information technology is a key driver of Futurestep’s growth in RPO, project recruitment and search. Database technology and the Internet have greatly improved capabilities in identifying, targeting and reaching potential candidates. In fiscal 2017, we continued the integration of advanced, Internet-based sourcing, assessment and selection technologies into the engagement workflow including the use of advanced machine learning. We introduced the Recruiter Desktop – a modern, streamlined view of the recruiting workflow across a company’s disparate systems incorporating machine learning which dramatically improves the matching capabilities of a candidate to a job requisition.

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

For example, we will leverage the work our Board & CEO Services practice – recently enhanced by the addition of Legacy Hay’s Executive Pay and Governance capabilities – performs at the top of our clients’ organizations to promote awareness of our various solutions. We believe these engagements will create revenue opportunities across all of our lines of business and lead to the expansion of other high-level, consultative relationships within the board and CEO community.

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

In fiscal 2018, we will continue our professional development program called Reimagine. Last year all colleagues were invited to take part in a series of pulse surveys, and we have used the results to further inform our internal strategic initiatives. These include the launch of an HR transformation program with a number of work streams addressing areas such as performance management, rewards, career architecture and talent acquisition. We will also expand the Korn Ferry Academy, our firm’s new center for enterprise-wide internal learning and development. We are committed to investing in the professional and personal development of our people throughout their career with us.

5.    Pursue Transformational Opportunities Along the Broad Human Resources Spectrum

We have an unrivaled ability to address the entire talent continuum, delivering solutions and products in the following areas:

▪	Strategy Execution and Organization Design
▪	Talent Strategy and Work Design
▪	Rewards and Benefits
▪	Assessment and Succession
▪	Executive Search and Recruitment
▪	Leadership Development

We will continue to internally develop and add new products and services that our clients demand while pursuing a disciplined acquisition strategy. We have developed a core competency in the identification, acquisition and integration of Merger and Acquisition (“M&A”) targets that play a significant role in the attainment of our strategic objectives and the creation of shareholder value. As we look forward, we will continue building Korn Ferry as the leading authority on driving business performance through people. Our disciplined approach to M&A will continue to play a vital role in this journey and is a critical component of our overall approach to capital deployment.

Our Services and Organization

Organization

The Company operates in three global business segments: Executive Search, Hay Group, and Futurestep. Our executive search business is managed on a geographic basis throughout our four regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America. Hay Group and Futurestep are managed on a global basis with operations in North America, EMEA, Asia Pacific and Latin America.

We address the people and organizational advisory needs of our clients through our three business segments:

Executive Search

Overview – Korn Ferry Executive Search helps clients attract the best executive talent for executing and delivering their business strategy. Our services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers, chief human resource officers and other senior executive officers.

We utilize a standardized and differentiated approach to placing talent that integrates research based IP with our practical experience. Providing a more complete view of the candidate than is otherwise possible, we believe our proprietary tools generate better results in attracting the right person for the position, and open doors to engage with clients about their broader people and organizational needs.

As part of being retained by a client to conduct a search, we assemble a team comprised of consultants with appropriate geographic, industry and functional expertise. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2017, we executed 5,933 new executive search assignments.

We emphasize a close working relationship with the client and a comprehensive understanding of the client’s business issues, strategy and culture. The search team consults with its established network of resources and searches our databases containing profiles of approximately five million executives to assist in identifying individuals with the right background, cultural fit and abilities. Through this process, an original list of candidates is carefully screened through phone interviews, video conferences and in-person meetings. Clients and candidates complete Korn Ferry’s Four Dimensional Executive Assessment. Launched in fiscal 2015 and powered by Korn Ferry’s Four Dimensions of Leadership & Talent, this tool gives clients insights about each candidate’s competencies, personality traits, drivers, and past experiences that are aligned to the role. We conduct due diligence and background verification of the candidates throughout this process, at times with the assistance of an independent third party. In fiscal 2017, we integrated Hay Group’s industry standard job grading, job description and salary benchmark methodologies into the executive search process.

Industry Specialization – Consultants in our five global markets and regional specialty practice groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industry and geography. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2017 Assignments Opened by Industry Specialization

Global Markets:
Industrial	31%
Consumer	18%
Financial Services	17%
Life Sciences/Healthcare Provider	17%
Technology	12%
Regional Specialties (United States):
Education/Not-for-Profit	5%

Functional Expertise – We have organized executive search centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the Company. Their work is with CEOs and in the board room, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2017 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	71%
Finance and Control	9%
Marketing and Sales	6%
Manufacturing/Engineering/Research and Development/Technology	5%
Information Systems	5%
Human Resources and Administration	4%

Regions

North America – We currently have 20 offices throughout the United States and Canada. In fiscal 2017, the region generated fee revenue of $356.6 million and opened 2,361 new engagements with an average of 236 consultants.

EMEA – We currently have 24 offices in 19 countries throughout the region. In fiscal 2017, the region generated fee revenue of $146.5 million and opened 1,755 new engagements with an average of 138 consultants.

Asia Pacific – We currently have 20 offices in 10 countries throughout the region. In fiscal 2017, the region generated fee revenue of $80.2 million and opened 1,044 new engagements with an average of 96 consultants.

Latin America – We currently have 9 offices in 7 countries covering the entire Latin American region. The region generated fee revenue of $34.4 million in fiscal 2017 and opened 773 new engagements with an average of 34 consultants.

Client Base – Our 3,589 search engagement clients include many of the world’s largest and most prestigious public and private companies, and 57% of FORTUNE 500 companies were clients in fiscal 2017. In fiscal 2017, only 1 client represented more than 1% of fee revenue, with that client representing 1.4% of fee revenue.

Competition – Other multinational executive search firms include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors in executive search, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, unique IP, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Hay Group

Overview – Korn Ferry Hay Group helps an organization align its people to their strategy – organizing, developing, engaging, and rewarding them to reach new heights. We deliver this through a combination of solutions consulting and product services that address how people work, and how to nurture them so that business strategies succeed. We capitalize on the breadth of our intellectual property, service offerings and expertise to do what is right for the client. Services are delivered by an experienced team of consultants and includes one of the richest and most comprehensive people data sets. Solutions consulting fee revenue was $497.7 million, $351.2 million and $203.3 million in fiscal 2017, 2016 and 2015, respectively. Solution consulting fee revenue represented 32%, 27% and 20% of fee revenue in fiscal 2017, 2016 and 2015, respectively.

We have made significant investments in these service areas with the acquisitions of Lominger Limited, Inc., Lominger Consulting (“Lominger”) and LeaderSource in fiscal 2007, Lore International in fiscal 2009, SENSA Solutions in fiscal 2010, PDI and Global Novations in fiscal 2013, Pivot Leadership in fiscal 2015, and Legacy Hay in fiscal 2016.

Regions – Hay Group solutions are delivered by an experienced team of consultants and the richest and most comprehensive people data and insights in the world. As of April 30, 2017, we had Hay Group operations in 22 cities in North America, 37 in EMEA, 20 in Asia Pacific, and 9 in Latin America.

Competition – Our main competitors include firms like Aon Hewitt, Willis Towers Watson, Deloitte, McKinsey, RHR International, Development Dimensions International, Center for Creative Leadership, Right Management, Mercer and SHL, a subsidiary of Corporate Executive Board. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of leadership and organizational advisory services.

Futurestep

Overview – Korn Ferry Futurestep offers clients a portfolio of talent acquisition solutions, including RPO, Project Recruitment, Professional Search, Talent Consulting and Employer Branding. Each Futurestep engagement leverages a global recruitment process, best-in-class technology and proprietary IP to maximize and measure quality.

Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 26 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to provide speed, efficiency and quality service for clients worldwide.

Futurestep’s customizable end-to-end RPO solution combines our recruiting expertise with state-of-the-art technologies to help companies streamline recruitment processes, enhance candidate experience, and improve cost of, time to, and quality of hire. In fact, Futurestep was recognized as the number one RPO provider in HRO Today Magazine’s 2016 Baker’s Dozen list, marking its tenth consecutive year on the list.

Significant in scope with a defined delivery period, Project Recruitment addresses a specific talent acquisition need at a certain point in time. The impetus for a project engagement is often, though not always, a change or transition within the business.

In the area of Professional Search, Futurestep is uniquely positioned to help identify and attract professional and specialized talent, in both single-search and multiple managed search projects. Futurestep’s brand association with Korn Ferry has helped us become regarded by today’s industry leaders as a trusted resource.

Talent Consulting services provide a proven process and deep industry expertise to help clients assess their talent acquisition strategy, identify needs, and prioritize next steps in improving their talent acquisition operations.

Employer Branding services apply insight and creativity to help clients attract and engage the best candidates. We use the latest research techniques to identify each client’s unique Employer Value Proposition and then bring it to life across the full range of traditional and digital media.

Regions – We opened our first Futurestep office in Los Angeles in May 1998. In January 2000, we acquired the Executive Search & Selection business of PA Consulting with operations in Europe and Asia Pacific. As of April 30, 2017, we had Futurestep operations in 14 cities in North America, 13 in EMEA, 18 in Asia Pacific, and 5 in Latin America.

Client Base – During fiscal 2017, Futurestep partnered with 1,525 clients across the globe and 41% of Futurestep’s fiscal 2017 fee revenue was referred from Korn Ferry’s Executive Search and Hay Group segments.

Competition – Futurestep primarily competes for business with other RPO providers such as Cielo Talent, Alexander Mann Solutions, Hays, Kenexa, Spherion, KellyOCG and ADP, and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

Professional Staff and Employees

We have assembled a wealth of talent. Our Company brings together the best and brightest from a wide range of disciplines and professions – everything from academic research and technology development to executive recruiting, consulting, and business leadership. We are also a culturally diverse organization. Our people come from all over the world and speak a multitude of languages. For us, this diversity is a key source of strength. It means we have people who are able to challenge convention, offer unique perspectives, and generate innovative ideas. Equally important, it means we can think and act globally – just like our clients.

As of April 30, 2017, we had a total of 7,232 full-time employees. Of this, 1,791 were Executive Search employees consisting of 517 consultants and 1,274 associates, researchers, administrative and support staff. Hay Group had 3,598 employees as of April 30, 2017, consisting of 557 consultants and 3,041 associates, researchers, administrative and support staff. Futurestep had 1,710 employees as of April 30, 2017, consisting of 256 consultants and 1,454 administrative and support staff. Corporate had 133 professionals at April 30, 2017. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

The following table provides information relating to each of our business segments for fiscal 2017. Financial information regarding our business segments for fiscal 2016 and 2015 and additional information for fiscal 2017 is contained in Note 11 – Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

	Fee Revenue	Operating Income (Loss)	Number of Consultants as of April 30, 2017
	(dollars in thousands)
Executive Search:
North America	$356,625	$81,550	241
EMEA	146,506	27,854	145
Asia Pacific	80,169	8,580	97
Latin America	34,376	6,268	34

Total Executive Search	617,676	124,252	517
Hay Group	724,186	47,302	557
Futurestep	223,659	29,986	256
Corporate	—	(87,100)	—

Total	$1,565,521	$114,440	1,330

The following table provides information on fee revenues for each of the last three fiscal years attributable to the regions in which the Company operates:

	Year Ended April 30,
	2017	2016 (1)	2015
	(in thousands)
Fee Revenue:
United States	$728,871	$669,585	$557,024
Canada	57,640	40,401	39,252
EMEA	445,681	343,460	248,865
Asia Pacific	249,077	187,631	145,625
Latin America	84,252	51,035	37,386

Total	$1,565,521	$1,292,112	$1,028,152

(1)	Fee revenue from Legacy Hay was $186.8 million from December 1, 2015, the effective date of the acquisition.

Additional financial information regarding the regions in which the Company operates can be found in Note 11 – Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We compete for executive search business with numerous executive search firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. In recent years, we have also begun facing increased competition from sole proprietors and in-house human resource professionals whose ability to provide job placement services has been enhanced by professional profiles made available on the internet and enhanced social media-based search tools. The continued growth of the shared economy and related freelancing platform sites may also negatively impact demand for our services by allowing employers seeking services to connect with employees in real time and without any significant cost. Traditional executive search competitors include Egon Zehnder International, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, one or more of our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive search industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers, and these providers may be facilitating a company’s ability to insource their recruiting capabilities. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive search industry. Further, as technology continues to develop and the shared economy continues to grow, we expect that the use of freelancing platform sites will become more prevalent. As a result, companies may turn to such sites for their talent needs, which could negatively impact demand for the services we offer.

The human resource consulting business has been traditionally fragmented and a number of large consulting firms, such as Accenture, Aon Hewitt, Willis Towers Watson and Deloitte are building businesses in human resource management consulting to serve these needs. These companies are significantly larger than Korn Ferry and have considerable resources at their disposal allowing for potentially significant investment to grow their human resource consulting business. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

The talent acquisition business, including RPO, project recruitment, professional search, talent consulting and employee communications is a highly competitive and developing industry with numerous specialists. Our Futurestep division primarily competes for business with other RPO providers such as Cielo, Alexander Mann Solutions, Kenexa, Spherion, and Kelly Services, Inc., and competes for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively with our competitors could adversely affect our operating results and future growth.

If we fail to attract and retain qualified and experienced consultants, our revenue could decline and our business could be harmed.

We compete with other executive and professional search and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2017, for example, our top three executive search consultants had primary responsibility for generating business equal to approximately 1% of our net revenues, and our top ten executive search consultants had primary responsibility for generating business equal to approximately 3% of our net revenues. This risk is heightened due to the general portability of a consultant’s business; consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Hay Group or Futurestep, or maintain the quality of service to which our clients are accustomed and the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing Executive Search, Hay Group or Futurestep consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing Executive Search, Hay Group or Futurestep consultant at another executive search or consulting firm. If we fail to limit departing consultants from moving business or recruiting our consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

Acquisitions, or our inability to effect acquisitions, may have an adverse effect on our business.

We have completed several strategic acquisitions of businesses in the last several years, including our acquisitions of Legacy Hay in fiscal 2016, Pivot Leadership in fiscal 2015 and PDI and Global Novations in fiscal 2013. Targeted acquisitions have been part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on:

▪	the extent to which acquisition opportunities become available;
▪	our success in bidding for the opportunities that do become available;
▪	negotiating terms that we believe are reasonable; and
▪	regulatory approval, if required.

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

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business, may subject us to a number of risks, including:

▪	diversion of management attention;
▪	amortization of intangible assets, adversely affecting our reported results of operations;

▪	inability to retain and/or integrate the management, key personnel and other employees of the acquired business;
▪	inability to properly integrate businesses resulting in operating inefficiencies;
▪	inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;
▪	inability to retain the acquired company’s clients;
▪	exposure to legal claims for activities of the acquired business prior to acquisition; and
▪	incurrence of additional expenses in connection with the integration process.

If our acquisitions are not successfully integrated, our business, financial condition and results of operations, as well as our professional reputation, could be materially adversely affected.

Further, we cannot assure that acquisitions will result in the financial, operational or other benefits that we anticipate. Some acquisitions may not be immediately accretive to earnings and some expansion may result in significant expenditures.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2017, goodwill and purchased intangibles accounted for approximately 28% and 11%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets, deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent and under these conditions companies may cut back on human resource initiatives, all of which negatively affects our financial condition and results of operations. We may also experience more competitive pricing pressure during periods of economic decline. If the current market uncertainty persists, if the national or global economy or credit market conditions in general deteriorate, or if the unemployment rate increases, such uncertainty or changes could put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients may experience reduced access to credit and lower revenues resulting in their inability to meet their payment obligations to us.

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

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the staffing industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

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

Additionally, as part of our Hay Group services, we often send a team of leadership consultants to our client’s workplaces. Such consultants generally have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of misuse or misappropriation of client intellectual property, confidential information, funds or other property, harassment, criminal activity, torts, or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by us of monetary damages or fines, or other material adverse effects on our business.

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

Our success depends in large part upon our ability to store, retrieve, process, manage and protect substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition. Although we have disaster recovery procedures in place and insurance to protect against the effects of a disaster on our information technology, we cannot be sure that insurance or these disaster recovery procedures currently in place will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

Cyber security vulnerabilities could lead to improper disclosure of information obtained from our clients, candidates and employees that could result in liability and harm our reputation.

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment that is increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. We have incurred costs to bolster our security against attacks; such efforts and expenditures, however, cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements and qualified consultants, and could potentially damage currently existing client relationships.

Data security, data privacy and data protection laws such as the E.U. General Data Protection Regulation, and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services and adversely affect our business.

We are or may become subject to a variety of laws and regulations in the European Union (including the E.U. General Data Protection Act), United States and abroad regarding data privacy, protection and security. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demands in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business.

In addition, due to the uncertainty and potentially conflicting interpretations of these laws, it is possible that such laws and regulations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with applicable laws or satisfactorily protect personal information could result in governmental enforcement actions, litigation, or negative publicity, any of which could inhibit sales of our services, solutions and/or products.

Limited protection of our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secrets, trademark and copyright law protections are adequate to deter misappropriation of our intellectual property (which has become an important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights. Redressing infringements may consume significant management time and financial resources. Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products.

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

We face risks associated with social and political instability, legal requirements and economic conditions in our international operations.

We operate in 53 countries and, during the year ended April 30, 2017, generated 53% of our fee revenue from operations outside of the United States. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

▪	uncertainties and instability in economic and market conditions caused by the U.K.’s vote to exit the European Union;
▪	uncertainty regarding how the U.K.’s access to the EU Single Market and the wider trading, legal, regulatory and labor environments, especially in the U.K. and European Union, will be impacted by the U.K’s vote to exit the European Union, including the resulting impact on our business and that of our clients;
▪	changes in and compliance with applicable laws and regulatory requirements, including U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control, and similar foreign laws such as the U.K. Bribery Act, as well as the fact that many countries have legal systems, local laws and trade practices that are unsettled and evolving, and/or commercial laws that are vague and/or inconsistently applied;
▪	difficulties in staffing and managing global operations, which could impact our ability to maintain an effective system of internal control;
▪	difficulties in building and maintaining a competitive presence in existing and new markets;
▪	social, economic and political instability;
▪	differences in cultures and business practices;
▪	statutory equity requirements;
▪	differences in accounting and reporting requirements;
▪	repatriation controls;
▪	differences in labor and market conditions;
▪	potential adverse tax consequences;
▪	multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay, the termination of employment, and other employment laws; and
▪	the results of the November 2016 U.S. elections, which have introduced greater uncertainty with respect to trade policies, tariffs and government regulation affecting trade between the U.S. and other countries.

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

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and under Delaware law make it more difficult and expensive for us to be acquired in a transaction that is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

▪	limitation on stockholder actions;
▪	advance notification requirements for director nominations and actions to be taken at stockholder meetings; and
▪	the ability to issue one or more series of preferred stock by action of our Board of Directors.

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

We continuously evaluate our cost base in relation to projected near to mid-term demand for our services in an effort to align our cost structure with the current realities of our markets. If actual or projected fee revenues are negatively impacted by weakening customer demand, we may find it necessary to take cost cutting measures so that we can minimize the impact on our profitability. There is, however, no guarantee that if we do take such measures that such measures will properly align our cost structure to our revenue level. Any failure to maintain a balance between our cost structure and our revenue could adversely affect our business, financial condition, and results of operations and lead to negative cash flows, which in turn might require us to obtain additional financing to meet our capital needs. If we are unable to secure such additional financing on favorable terms, or at all, our ability to fund our operations could be impaired, which could have a material adverse effect on our results of operations.

We invest in marketable securities classified as trading and if the market value of these securities declines materially, they could have an adverse effect on our financial position and results of operations.

Marketable securities in which we invest consist of mutual funds. The primary objectives of the mutual funds are to meet the obligations under certain of our deferred compensation plans. If the financial markets in which these securities trade were to materially decline in value, the unrealized losses and potential realized losses could negatively impact the Company’s financial position and results of operations.

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

Our profitability depends, to a large extent, on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

▪	the number and size of client engagements;
▪	the timing of the commencement, completion and termination of engagements (for example, the commencement or termination of multiple RPO engagements could have a significant impact on our business, including significant fluctuations in our fee revenue, since these types of engagements are generally larger, in terms of both staffing and fee revenue generated, than our other engagements);
▪	our ability to transition our consultants efficiently from completed engagements to new engagements;
▪	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
▪	unanticipated changes in the scope of client engagements;
▪	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and
▪	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

▪	our clients’ perception of our ability to add value through our services;
▪	the market demand for the services we provide;
▪	an increase in the number of clients in the government sector in the industries we serve;
▪	introduction of new services by us or our competitors;
▪	our competition and the pricing policies of our competitors; and
▪	current economic conditions.

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

We prepare our consolidated financial statements in accordance with GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, restructuring, deferred compensation, goodwill and other intangible assets, contingent consideration, annual performance related bonuses, allowance for doubtful accounts, share-based payments and deferred income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Our indebtedness could impair our financial condition and reduce funds available to us for other purposes and our failure to comply with the covenants contained in our debt instruments could result in an event of default that could adversely affect our operating results.

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement with a syndicate of banks made up of a $275 million term loan and $125 million of secured revolving loans. As of April 30, 2017, $259.5 million was outstanding under the term loan and there is no outstanding balance under the revolving loans.

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

We are not obligated to pay dividends on our common stock. Our Board of Directors adopted a dividend policy on December 8, 2014, that reflects an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share of common stock. Although the Company paid our first dividend under this program on April 9, 2015 and has declared a quarterly dividend every quarter since the adoption of the dividend policy, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings, capital requirements, financial conditions, and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “—Our ability to pay dividends will be restricted by agreements governing our debt, including our credit agreement, and by Delaware law.”

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

Our credit agreement restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we amend our credit agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our senior credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner or entirely our ability to pay dividends to you.

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

We are increasingly dependent on third parties for the execution of critical functions.

We do not maintain all of our technology infrastructure, and we have outsourced certain other critical applications or business processes to external providers, including cloud-based services. The failure or inability to perform on the part of one or more of these critical suppliers or partners could cause significant disruptions and increased costs.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Los Angeles, California. We lease all 114 of our Executive Search, Hay Group, and Futurestep offices located in North America, EMEA, Asia Pacific and Latin America. As of April 30, 2017, we leased an aggregate of approximately 1.4 million square feet of office space. The leases generally have remaining terms of one to 13 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age as of April 30, 2017	Position
Gary D. Burnison	56	President and Chief Executive Officer
Robert P. Rozek	56	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	56	Chief Executive Officer, Hay Group
Byrne Mulrooney	56	Chief Executive Officer, Futurestep

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

Robert P. Rozek joined the Company in February 2012 as our Executive Vice President and Chief Financial Officer and in December 2015 also became our Chief Corporate Officer. Prior to joining Korn Ferry, he served as Executive Vice President and Chief Financial Officer of Cushman & Wakefield, Inc., a privately held commercial real estate services firm, from June 2008 to February 2012. Prior to joining Cushman & Wakefield, Inc., Mr. Rozek served as Senior Vice President and Chief Financial Officer of Las Vegas Sands Corp., a leading global developer of destination properties (integrated resorts) that feature premium accommodations, world-class gaming and entertainment, convention and exhibition facilities and many other amenities, from 2006 to 2008. Prior to that, Mr. Rozek held senior leadership positions at Eastman Kodak, and spent five years as a partner with PricewaterhouseCoopers LLP.

Mark Arian joined the Company as Chief Executive Officer of Korn Ferry’s Hay Group segment in April 2017. Prior to Korn Ferry, Mr. Arian served as a Managing Principal at Ernst and Young LLP, a multinational professional services firm that provides audit, tax, business risk, technology and security risk services, and human capital services worldwide, from March 2014 until March of 2017. In that capacity, he led the People Advisory Services – Financial Services Sector, and his responsibilities included commercial, people and key account leadership. Between 2008 and 2014, Mr. Arian held various leadership positions at AON and AON Hewitt, a provider of insurance, reinsurance, human capital and management consulting services, serving as an Executive Vice President and leading its strategic M&A and business transformation offering globally. Mr. Arian has also held various leadership positions at Towers Perrin (now Wills Towers Watson) including serving as the Global M&A and Global Change Management Leader, and Hewitt Associates, where Mr. Arian built and led the Corporate Restructuring and Change Practice. Mr. Arian is a graduate of Duke University and holds a juris doctorate from Columbia University.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol ‘KFY’. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2017
First Quarter	$30.78	$18.57
Second Quarter	$24.85	$19.94
Third Quarter	$31.53	$19.95
Fourth Quarter	$33.14	$27.47
Fiscal Year Ended April 30, 2016
First Quarter	$36.34	$30.73
Second Quarter	$36.74	$32.02
Third Quarter	$38.93	$28.69
Fourth Quarter	$31.27	$25.21

On June 20, 2017, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $33.72 per share and there were approximately 9,701 beneficial stockholders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2012 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.

Our peer group, is comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 14 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International, Inc. (RHI), The Dun & Bradstreet Corporation (DNB), Willis Towers Watson (WLTW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(*)

Among Korn/Ferry International, the S&P 500 Index, and a Peer Group

Copyright© 2017 Standard & Poor’s, a division of S&P Global. All rights reserved.

(*)	$100 invested on April 30, 2012 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2017.

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

Dividends

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. In fiscal 2016, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
June 10, 2015	$0.10	June 25, 2015	$5,115	July 15, 2015
September 7, 2015	$0.10	September 25, 2015	$5,174	October 15, 2015
December 8, 2015	$0.10	December 21, 2015	$5,770	January 15, 2016
March 8, 2016	$0.10	March 25, 2016	$5,774	April 15, 2016

In fiscal 2017, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
June 15, 2016	$0.10	June 27, 2016	$5,909	July 15, 2016
September 7, 2016	$0.10	September 26, 2016	$5,841	October 14, 2016
December 6, 2016	$0.10	December 20, 2016	$5,796	January 17, 2017
March 6, 2017	$0.10	March 23, 2017	$5,772	April 14, 2017

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

Our senior secured revolving credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Stock Repurchase Program

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the second quarter of fiscal 2017, the Company began to repurchase shares through this program. The Company repurchased approximately $28.8 million of the Company’s common stock during fiscal 2017. Our dividend policy as well as any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit agreement permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2017:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2017 — February 28, 2017	174,384	$28.27	174,384	$128.8 million
March 1, 2017 — March 31, 2017	62,177	$30.96	61,380	$126.9 million
April 1, 2017 — April 30, 2017	196,689	$30.65	185,714	$121.2 million

Total	433,250	$29.74	421,478

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)	On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $12.5 million of the Company’s common stock under the program during the fourth quarter of fiscal 2017.

Item 6. Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statement of income data set forth below for the fiscal years ended April 30, 2017, 2016 and 2015 and the selected balance sheet data as of April 30, 2017 and 2016 are derived from our consolidated financial statements, audited by Ernst & Young LLP, appearing elsewhere in this Form 10-K. The selected balance sheet data as of April 30, 2015, 2014 and 2013 and the selected statement of income data set forth below for the fiscal years ended April 30, 2014 and 2013 are derived from consolidated financial statements and notes thereto which are not included in this Form 10-K report and were audited by Ernst & Young LLP.

	Year Ended April 30,
	2017	2016 (1)	2015 (2)	2014	2013
	(in thousands, except per share data and other operating data)
Selected Statement of Income Data:
Fee revenue	$1,565,521	$1,292,112	$1,028,152	$960,301	$812,831
Reimbursed out-of-pocket engagement expenses	56,148	54,602	37,914	35,258	36,870

Total revenue	1,621,669	1,346,714	1,066,066	995,559	849,701
Compensation and benefits	1,071,507	897,345	691,450	646,889	555,346
General and administrative expenses	226,232	213,018	145,917	152,040	142,771
Reimbursed expenses	56,148	54,602	37,914	35,258	36,870
Cost of services	71,482	59,824	39,692	39,910	28,977
Depreciation and amortization	47,260	36,220	27,597	26,172	19,004
Restructuring charges, net (3)	34,600	33,013	9,468	3,682	22,857

Total operating expenses	1,507,229	1,294,022	952,038	903,951	805,825

Operating income	114,440	52,692	114,028	91,608	43,876
Other income (loss), net	11,820	(4,167)	7,458	9,769	6,309
Interest (expense) income, net	(10,251)	237	(1,784)	(2,363)	(2,365)
Equity in earnings of unconsolidated subsidiaries, net	333	1,631	2,181	2,169	2,110
Income tax provision	29,104	18,960	33,526	28,492	16,637

Net income	87,238	31,433	88,357	72,691	33,293
Net income attributable to noncontrolling interest	(3,057)	(520)	—	—	—

Net income attributable to Korn/Ferry International	$84,181	$30,913	$88,357	$72,691	$33,293

Basic earnings per share	$1.48	$0.58	$1.78	$1.51	$0.71
Diluted earnings per share	$1.47	$0.58	$1.76	$1.48	$0.70
Basic weighted average common shares outstanding	56,205	52,372	49,052	48,162	47,224
Diluted weighted average common shares outstanding	56,900	52,929	49,766	49,145	47,883
Cash dividends declared per common share	$0.40	$0.40	$0.10	$—	$—
Other Operating Data:
Fee revenue by business segment:
Executive search:
North America	$356,625	$371,345	$330,634	$306,768	$290,317
EMEA	146,506	144,319	153,465	147,917	128,807
Asia Pacific	80,169	80,506	84,148	84,816	73,221
Latin America	34,376	26,744	29,160	29,374	30,134

Total executive search	617,676	622,914	597,407	568,875	522,479
Hay Group	724,186	471,145	267,018	254,636	168,115
Futurestep	223,659	198,053	163,727	136,790	122,237

Total fee revenue	$1,565,521	$1,292,112	$1,028,152	$960,301	$812,831

Number of offices (at period end) (4)	114	150	78	84	87
Number of consultants (at period end)	1,330	1,164	694	646	607
Number of new engagements opened	8,126	7,430	6,755	6,483	6,126
Number of full-time employees:
Executive search	1,791	1,682	1,562	1,566	1,471
Hay Group	3,598	3,626	894	794	886
Futurestep	1,710	1,530	1,147	958	835
Corporate	133	109	84	78	80

Total full-time employees	7,232	6,947	3,687	3,396	3,272

Selected Balance Sheet Data as of April 30:
Cash and cash equivalents	$410,882	$273,252	$380,838	$333,717	$224,066
Marketable securities (5)	119,937	141,430	144,576	134,559	141,916
Working capital	385,095	188,010	331,148	270,535	175,038
Total assets	2,062,898	1,898,600	1,317,801	1,233,666	1,115,229
Long-term obligations	517,271	375,035	196,542	191,197	182,210
Total stockholders’ equity	1,087,048	1,047,301	815,249	755,536	664,468

(1)	Due to the acquisition of Legacy Hay on December 1, 2015, which accounted for $186.8 million and $740.2 million of fee revenue and total assets, respectively, during fiscal 2016, financial data trends for fiscal 2017 and 2016 are not comparable to prior periods. See Note 12 – Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2016 acquisitions.
(2)	Due to the acquisition of Pivot Leadership on March 1, 2015, which accounted for $3.7 million and $20.0 million of fee revenue and total assets, respectively, during fiscal 2015, financial data trends for fiscal 2015 are not comparable to prior periods. See Note 12 – Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2015 acquisitions.
(3)	During fiscal 2017, the Company continued to implement the 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating office space. This resulted in restructuring charges of $34.6 million, of which $16.0 million related to severance and $18.6 million related to consolidation of office spaces. In fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay on December 1, 2015. As a result, we recorded $33.0 million in restructuring charges, of which $32.1 million related to severance and $0.9 million related to consolidation and abandonment of premises. In fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions (PDI and Global Novations), as well as other cost saving initiatives. As a result, we recorded $9.2 million of severance and $0.3 million relating to the consolidation/abandonment of premises. In fiscal 2014, the Company continued the implementation of the fiscal 2013 restructuring plan in order to integrate the prior year acquisitions by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. As a result, we recorded $0.8 million and $16.3 million of severance during fiscal 2014 and 2013, respectively, and $2.9 million and $6.5 million related to the consolidation of premises during fiscal 2014 and 2013, respectively.
(4)	The number of offices decreased by 36 as of April 30, 2017 compared to April 30, 2016, due to the continued implementation of the 2016 restructuring plan.
(5)	As of April 30, 2017, 2016, 2015, 2014 and 2013, the Company’s marketable securities included $119.9 million, $141.4 million, $131.4 million, $116.2 million, and $98.0 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5 – Financial Instruments in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. Our services include Executive Search, advisory solutions and products through Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. Approximately 71% of the executive searches we performed in fiscal 2017 were for board level, chief executive and other senior executive and general management positions. Our 3,589 search engagement clients in fiscal 2017 included many of the world’s largest and most prestigious public and private companies, including approximately 57% of the FORTUNE 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 82% of assignments performed during fiscal 2017 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 61% of our revenues were generated from clients that utilize multiple lines of business.

Superior performance comes from having the right conditions for success in two key areas – the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help a client operationalize its business strategy through our six solution sets:

Strategy Execution & Organization Design	We establish the conditions for success by clarifying strategy; designing an operating model and organization structure that aligns to it; and defining a high performance culture. We enable strategic change by engaging and motivating people to perform.
Talent Strategy and Work Design	We map talent strategy to business strategy and help organizations put their plan into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.
Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things – with rewards they value – at a cost the organization can afford.
Assessment and Succession	We provide actionable, research-backed insights that allow organizations to understand the true capabilities of their people so they can make decisions that ensure the right leaders are ready — when and where they are needed — in the future.
Executive Search and Recruitment	We integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions at organizations across every industry.
Leadership Development	We activate purpose, vision, and strategy through leaders at all levels and organizations. We combine expertise, science, and proven techniques with forward thinking and creativity to build leadership experiences that help entry to senior-level leaders grow and deliver superior results.

During fiscal 2017, we continued the implementation of our fiscal 2016 restructuring plan in order to rationalize our cost structure by eliminating redundant positions, general and administrative expenses and consolidation of office space that were created due to the acquisition of Legacy Hay in December 2015. In particular, the majority of our efforts in both fiscal 2017 and 2016, were focused on activities associated with integration of our go-to-market activities, our intellectual property and content, our solution sets and service offerings, and our back office systems and business processes. As a result of these efforts, we recorded $34.6 million of restructuring charges with $16.0 million related to severance costs and $18.6 million related to the consolidation of office space during the fiscal 2017 while in fiscal 2016 we recorded $33.0 million of restructuring charges with $32.1 million related to severance costs and $0.9 million related to the consolidation/abandonment of premises.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 11 – Business Segments, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and

(2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For fiscal 2017 and fiscal 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. Adjusted EBITDA and EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, such measures may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies. Management believes the presentation of this non-GAAP financial measure provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of this non-GAAP financial measure facilitates comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. Korn Ferry includes this non-GAAP financial measure because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA. Management further believes that EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

Similarly, adjusted fee revenue is a non-GAAP financial measure. Adjusted fee revenue is not a measure that substitutes an individually tailored revenue recognition or measurement method for those of GAAP. This is an adjustment for a short period of time that will provide better comparability in the current and prior periods. Management believes the presentation of adjusted fee revenue assists management in its evaluation of ongoing operations and provides useful information to investors because it allows investors to make more meaningful period-to-period comparisons of the Company’s operating results, to better identify operating trends that may otherwise be distorted by write-offs required under business combination accounting and to perform related trend analysis, and provides a higher degree of transparency of information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The deferred revenue adjustment is no longer included in the result of operation as of Q2 of fiscal 2017 as the impact of purchase accounting no longer has an impact on actual results.

Fee revenue increased $273.4 million, or 21% in fiscal 2017 to $1,565.5 million compared to $1,292.1 million in fiscal 2016, with increases in fee revenue in Hay Group and Futurestep segments, offset by a decrease in Executive Search. During fiscal 2017, we recorded operating income of $114.4 million with Executive Search, Hay Group, and Futurestep segments contributing $124.3 million, $47.3 million, and $30.0 million, respectively, offset by Corporate expenses of $87.1 million. Net income attributable to Korn Ferry in fiscal 2017 was $84.2 million, an increase of $53.3 million from net income attributable to Korn Ferry of $30.9 million in fiscal 2016. Adjusted EBITDA was $235.0 million for fiscal 2017 with Executive Search, Hay Group and Futurestep segments contributing $137.4 million, $128.2 million, and $32.8 million, respectively, offset by Corporate expenses net of other income of $63.4 million. Adjusted EBITDA was $235.0 million in fiscal 2017, an increase of $44.8 million from Adjusted EBITDA of $190.2 million during fiscal 2016.

Our cash, cash equivalents and marketable securities increased $116.1 million, or 28%, to $530.8 million at April 30, 2017, compared to $414.7 million at April 30, 2016. This increase is mainly due to the drawdown on June 15, 2016 of $275.0 million on our then-new term loan of which $140.0 million of the proceeds were used to pay-off the term loan that was outstanding as of April 30, 2016 and cash provided by operating activities, offset by bonuses earned in fiscal 2016 and paid in the first quarter of 2017, $50.1 million in payments for the purchase of fixed assets, $28.8 million in stock repurchases in the open market, and $23.3 million in dividends paid during the fiscal year 2017. As of April 30, 2017, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $113.8 million and a fair value of $119.9 million. Our vested obligations for which these assets were held in trust totaled $99.5 million as of April 30, 2017 and our unvested obligations totaled $37.6 million.

Our working capital increased by $197.1 million to $385.1 million in fiscal 2017. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had $259.5 million outstanding under our Term Facility as of April 30, 2017, of which $20.6 million will be due within a year. We had no outstanding borrowings under our revolving credit facility at April 30, 2017 or 2016. As of April 30, 2017 and 2016, there was $3.0 million and $2.8 million of standby letters of credit issued under our long-term debt arrangements, respectively. We have a total of $8.1 million and $6.4 million of standby letters of credits with other financial institutions as of April 30, 2017 and 2016, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

Revenue Recognition. Management is required to establish policies and procedures to ensure that revenue is recorded over the performance period for valid engagements and related costs are matched against such revenue. Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of product services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. We generally recognize such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. If these assumptions do not accurately reflect the period over which revenue is earned, revenue and profit could differ. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides RPO services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, we accrue or defer revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, we are obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by us during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and we have no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since our only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by us mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. We recognize revenue for its products when the product has been sold or shipped in the case of books. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

Annual Performance Related Bonuses. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Hay Group and Futurestep consultants), the level of engagements referred by a consultant in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter we reevaluate the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations. Because annual performance-based bonuses are communicated and paid only after we report its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined.

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

Carrying Values. Valuations are required under GAAP to determine the carrying value of various assets. Our most significant assets for which management is required to prepare valuations are carrying value of receivables, goodwill, intangible assets, fair value of contingent consideration and recoverability of deferred income taxes. Management must identify whether events have occurred that may impact the carrying value of these assets and make assumptions regarding future events, such as cash flows and profitability. Differences between the assumptions used to prepare these valuations and actual results could materially impact the carrying amount of these assets and our operating results.

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing 1) a discounted cash flow analysis based on forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants and 2) a market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). We also reconcile the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairment in conjunction with our annual goodwill impairment assessment performed as of January 31, 2017. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2017 that would have required further testing.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

◾	A prolonged downturn in the business environment in which the reporting units operate;
◾	An economic climate that significantly differs from our future profitability assumptions in timing or degree;
◾	The deterioration of the labor markets; and
◾	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2017	2016	2015
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.6	4.2	3.7

Total revenue	103.6	104.2	103.7
Compensation and benefits	68.4	69.4	67.2
General and administrative expenses	14.5	16.5	14.2
Reimbursed expenses	3.6	4.2	3.7
Cost of services	4.6	4.6	3.9
Depreciation and amortization	3.0	2.8	2.7
Restructuring charges, net	2.2	2.6	0.9

Operating income	7.3	4.1	11.1

Net income	5.6%	2.4%	8.6%

Net income attributable to Korn/Ferry International	5.4%	2.4%	8.6%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2017		2016		2015
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$356,625	22.8%	$371,345	28.7%	$330,634	32.2%
EMEA	146,506	9.4	144,319	11.2	153,465	14.9
Asia Pacific	80,169	5.1	80,506	6.2	84,148	8.2
Latin America	34,376	2.2	26,744	2.1	29,160	2.8

Total Executive Search	617,676	39.5	622,914	48.2	597,407	58.1
Hay Group	724,186	46.3	471,145	36.5	267,018	26.0
Futurestep	223,659	14.3	198,053	15.3	163,727	15.9

Total fee revenue	1,565,521	100.0%	1,292,112	100.0%	1,028,152	100.0%

Reimbursed out-of-pocket engagement expense	56,148		54,602		37,914

Total revenue	$1,621,669		$1,346,714		$1,066,066

	Year Ended April 30,
	2017		2016		2015
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive Search:
North America	$81,550	22.9%	$100,381	27.0%	$80,818	24.4%
EMEA	27,854	19.0	20,607	14.3	18,867	12.3
Asia Pacific	8,580	10.7	12,572	15.6	14,631	17.4
Latin America	6,268	18.2	(1,854)	(6.9)	4,704	16.1

Total Executive Search	124,252	20.1	131,706	21.1	119,020	19.9
Hay Group	47,302	6.5	(3,415)	(0.7)	28,175	10.6
Futurestep	29,986	13.4	26,702	13.5	19,940	12.2
Corporate	(87,100)		(102,301)		(53,107)

Total operating income	$114,440	7.3%	$52,692	4.1%	$114,028	11.1%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Year Ended April 30, 2017
	Executive Search						Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group
	(in thousands)
Fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$724,186	$223,659	$—	$1,565,521
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$727,721	$223,659	$—	$1,569,056

Total revenue	$369,803	$150,113	$81,744	$34,533	$636,193	$741,533	$243,943	$—	$1,621,669
Net income attributable to Korn/Ferry International									$84,181
Net income attributable to noncontrolling interest									3,057
Other income, net									(11,820)
Interest expense, net									10,251
Equity in earnings of unconsolidated subsidiaries, net									(333)
Income tax provision									29,104

Operating income (loss)	$81,550	$27,854	$8,580	$6,268	$124,252	$47,302	$29,986	$(87,100)	$114,440
Depreciation and amortization	3,812	1,030	1,060	483	6,385	32,262	2,818	5,795	47,260
Other income (loss), net	844	(15)	300	684	1,813	341	(91)	9,757	11,820
Equity in earnings of unconsolidated subsidiaries, net	333	—	—	—	333	—	—	—	333

EBITDA	86,539	28,869	9,940	7,435	132,783	79,905	32,713	(71,548)	173,853

Restructuring charges, net	1,719	629	1,495	773	4,616	29,663	101	220	34,600
Integration/acquisition costs	—	—	—	—	—	14,440	—	7,939	22,379
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535
Separation costs	—	—	—	—	—	609	—	—	609

Adjusted EBITDA	$88,258	$29,498	$11,435	$8,208	$137,399	$128,152	$32,814	$(63,389)	$234,976

Operating margin	22.9%	19.0%	10.7%	18.2%	20.1%	6.5%	13.4%		7.3%

Adjusted EBITDA margin	24.7%	20.1%	14.3%	23.9%	22.2%	17.6%	14.7%		15.0%

	Year Ended April 30, 2016
	Executive Search					Hay Group	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	Latin America	Subtotal
	(in thousands)
Fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$471,145	$198,053	$—	$1,292,112
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967

Adjusted fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$482,112	$198,053	$—	$1,303,079

Total revenue	$386,256	$148,285	$83,206	$26,781	$644,528	$488,217	$213,969	$—	$1,346,714
Net income attributable to Korn/Ferry International									$30,913
Net income attributable to noncontrolling interest									520
Other loss, net									4,167
Interest income, net									(237)
Equity in earnings of unconsolidated subsidiaries, net									(1,631)
Income tax provision									18,960

Operating income (loss)	$100,381	$20,607	$12,572	$(1,854)	$131,706	$(3,415)	$26,702	$(102,301)	$52,692
Depreciation and amortization	3,267	1,029	941	312	5,549	21,854	2,386	6,431	36,220
Other (loss) income, net	(147)	433	21	312	619	(868)	364	(4,282)	(4,167)
Equity in earnings of unconsolidated subsidiaries, net	437	—	—	—	437	—	—	1,194	1,631

EBITDA	103,938	22,069	13,534	(1,230)	138,311	17,571	29,452	(98,958)	86,376

Restructuring charges, net	499	5,807	577	322	7,205	25,682	49	77	33,013
Integration/acquisition costs	—	—	—	—	—	17,607	—	27,802	45,409
Venezuelan foreign currency loss	—	—	—	6,635	6,635	7,085	—	—	13,720
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$104,437	$27,876	$14,111	$5,727	$152,151	$78,912	$29,501	$(70,335)	$190,229

Operating margin	27.0%	14.3%	15.6%	(6.9)%	21.1%	(0.7)%	13.5%		4.1%

Adjusted EBITDA margin	28.1%	19.3%	17.5%	21.4%	24.4%	16.4%	14.9%		14.6%

	Year Ended April 30, 2015
	Executive Search					Hay Group	Futurestep	Corporate	Consolidated
	North America	EMEA	Asia Pacific	Latin America	Subtotal
	(in thousands)
Fee revenue	$330,634	$153,465	$84,148	$29,160	$597,407	$267,018	$163,727	$—	$1,028,152
Total revenue	$344,913	$158,052	$87,142	$29,218	$619,325	$275,220	$171,521	$—	$1,066,066
Net income attributable to Korn/Ferry International									$88,357
Net income attributable to noncontrolling interest									—
Other income, net									(7,458)
Interest expense, net									1,784
Equity in earnings of unconsolidated subsidiaries, net									(2,181)
Income tax provision									33,526

Operating income (loss)	$80,818	$18,867	$14,631	$4,704	$119,020	$28,175	$19,940	$(53,107)	$114,028
Depreciation and amortization	3,515	1,764	1,045	350	6,674	13,427	1,882	5,614	27,597
Other income (loss), net	288	83	369	109	849	(22)	54	6,577	7,458
Equity in earnings of unconsolidated subsidiaries, net	426	—	—	—	426	—	—	1,755	2,181

EBITDA	85,047	20,714	16,045	5,163	126,969	41,580	21,876	(39,161)	151,264

Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	959	959

Adjusted EBITDA	$86,198	$24,701	$16,062	$5,392	$132,353	$44,338	$23,030	$(38,030)	$161,691

Operating margin	24.4%	12.3%	17.4%	16.1%	19.9%	10.6%	12.2%		11.1%

Adjusted EBITDA margin	26.1%	16.1%	19.1%	18.5%	22.2%	16.6%	14.1%		15.7%

Fiscal 2017 Compared to Fiscal 2016

Fee Revenue

Fee Revenue. Fee revenue increased $273.4 million, or 21%, to $1,565.5 million in fiscal 2017 compared to $1,292.1 million in fiscal 2016. Exchange rates unfavorably impacted fee revenue by $27.9 million, or 2%, in fiscal 2017. The higher fee revenue was attributable to growth in Hay Group and Futurestep, offset by a decrease in Executive Search. The increase in Hay Group was primarily due to the Legacy Hay acquisition that was completed on December 1, 2015.

Executive Search. Executive Search reported fee revenue of $617.7 million, a decrease of $5.2 million, or 1%, in fiscal 2017 compared to $622.9 million in fiscal 2016. As detailed below, Executive Search fee revenue was lower in North America and Asia Pacific regions, offset by higher fee revenue in the Latin America and EMEA regions in fiscal 2017 as compared to fiscal 2016. Exchange rates unfavorably impacted fee revenue by $12.3 million, or 2%, in fiscal 2017.

North America reported fee revenue of $356.6 million, a decrease of $14.8 million, or 4%, in fiscal 2017 compared to $371.4 million in fiscal 2016. North America’s decrease in fee revenue is primarily due a 3% decrease in the weighted-average fees billed per engagement (calculated using local currency) and 1% decrease in the number of engagements billed during fiscal 2017 as compared to fiscal 2016. The overall decrease in fee revenue was driven by a decline in the life sciences/healthcare, education/non-profit and financial services sectors as compared to the year-ago period, partially offset by an increase in the industrial sector. Exchange rates did not impact fee revenue in fiscal 2017 when compared to the year-ago period.

EMEA reported fee revenue of $146.5 million, an increase of $2.2 million, or 2%, in fiscal 2017 compared to $144.3 million in fiscal 2016. The increase in fee revenue was due to a 6% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) during fiscal 2017 as compared to fiscal 2016. This was offset by unfavorable exchange rates which impacted fee revenue by $10.0 million, or 7%, in fiscal 2017 compared to fiscal 2016. The performance in existing offices in Germany, United Arab Emirates and Denmark were the primary contributors to the increase in fee revenue in fiscal 2017 compared to fiscal 2016, offset by a decrease in fee revenue in United Kingdom, France and Switzerland. In terms of business sectors, the technology and industrial sectors had the largest increase in fee revenue in fiscal 2017 as compared to fiscal 2016, partially offset by a decrease in fee revenue in the financial services, consumer goods and life sciences/healthcare sectors.

Asia Pacific reported fee revenue of $80.2 million in fiscal 2017, essentially flat with the $80.5 million in fiscal 2016. Exchange rates unfavorably impacted fee revenue by $0.5 million in fiscal 2017 when compared to the year-ago period. There were decreases in Hong Kong and Australia which were offset by an increase in fee revenue in China and Taiwan. Fee revenue in the technology, financial services and education/non-profit sectors decreased in fiscal 2017 as compared to fiscal 2016, offset by an increase in fee revenue in the consumer goods and industrial sectors.

Latin America reported fee revenue of $34.4 million, an increase of $7.7 million, or 29%, in fiscal 2017 compared to $26.7 million in fiscal 2016. Exchange rates unfavorably impacted fee revenue in Latin America by $1.7 million, or 6%, in fiscal 2017 compared to fiscal 2016. The increase is due to $11.0 million in fee revenue from our Mexico subsidiary that we began consolidating in the fourth quarter of 2016 as a result of obtaining control of the entity. The rest of the change primarily relates to a decrease in fee revenue in Venezuela caused by currency devaluation, offset by higher fee revenues in Brazil in fiscal 2017 compared to fiscal 2016. Industrial, life sciences/healthcare and financial services were the main sectors contributing to the growth in fee revenue in fiscal 2017 compared to fiscal 2016, offset by a decrease in fee revenue in the consumer goods sector.

Hay Group. Hay Group reported fee revenue of $724.2 million, an increase of $253.1 million, or 54%, in fiscal 2017 compared to $471.1 million in fiscal 2016. Exchange rates unfavorably impacted fee revenue by $11.0 million, or 2%, in fiscal 2017. The increase in fee revenue was primarily due to the Legacy Hay acquisition that was completed on December 1, 2015. As a result of the Legacy Hay acquisition, consulting fee revenue was higher by $146.5 million in fiscal 2017 compared to fiscal 2016, with the remaining increase of $106.6 million generated by higher fee revenue from our products business.

Futurestep. Futurestep reported fee revenue of $223.7 million, an increase of $25.6 million, or 13%, in fiscal 2017 compared to $198.1 million in fiscal 2016. Exchange rates unfavorably impacted fee revenue by $4.6 million, or 2%, in fiscal 2017. Higher fee revenues in RPO and professional search of $13.6 million and $12.2 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $174.1 million, or 19%, to $1,071.5 million in fiscal 2017 from $897.4 million in fiscal 2016. Exchange rates favorably impacted compensation and benefits expense by $17.2 million, or 2%, during fiscal 2017 compared to fiscal 2016. The Legacy Hay acquisition was the main factor that contributed to the increase in compensation and benefits expense. Given the size of the Legacy Hay acquisition, all components of compensation and benefits expense increased with salaries and related payroll taxes, insurance costs and deferred compensation seeing the largest increases.

Executive Search compensation and benefits expense increased $8.1 million, or 2%, to $409.0 million in fiscal 2017 compared to $400.9 million in fiscal 2016. This increase was primarily due to an increase in the fair value of amounts owed under certain deferred compensation plans of $10.3 million and higher salaries and related payroll expense of $10.9 million due to a 7% increase in average consultant headcount reflecting our continued growth-related investments back into the business in fiscal 2017 compared to the year-ago period. The rest of the change was due to an increase of $6.7 million in the amortization of long-term incentive awards, offset by lower performance related bonus expense of $15.6 million during fiscal 2017 compared to fiscal 2016. The decrease in performance related bonus expense was primarily due to lower fee revenue and profitability. Executive Search compensation and benefits expense as a percentage of fee revenue was 66% in fiscal 2017 compared to 64% in fiscal 2016.

Hay Group compensation and benefits expense increased $146.9 million, or 47%, to $462.1 million in fiscal 2017 from $315.2 million in fiscal 2016. The increase in compensation and benefits was primarily due to the Legacy Hay acquisition, which increased our average headcount during fiscal 2017 compared to fiscal 2016, resulting in higher salaries and related payroll taxes, performance related bonus expense, insurance costs, retirement plans and recruiting costs of $101.8 million, $15.1 million, $6.7 million, $6.5 million and $4.2 million, respectively. Hay Group compensation and benefits expense, as a percentage of fee revenue, decreased to 64% in fiscal 2017 from 67% in the year-ago period.

Futurestep compensation and benefits expense increased $18.7 million, or 14%, to $154.8 million in fiscal 2017 from $136.1 million in fiscal 2016. The increase was due to a 21% increase in the average headcount in fiscal 2017 compared to the year-ago period that resulted in higher salaries and related payroll taxes and insurance costs of $19.8 million and $1.9 million, respectively, partially offset by lower performance related bonus expense. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both fiscal 2017 and 2016.

Corporate compensation and benefits expense increased $0.4 million, or 1%, to $45.6 million in fiscal 2017 from $45.2 million in fiscal 2016. This increase was mainly due to $1.6 million in higher outside contractor costs and a change in the fair value of vested amounts owed under certain deferred compensation plans of $1.5 million in fiscal 2017 compared to the year-ago period. Offsetting these increases in compensation and benefit expense was a decline in integration/acquisition costs and certain separation costs of $2.2 million in fiscal 2017 as compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $13.2 million, or 6%, to $226.2 million in fiscal 2017 compared to $213.0 million in fiscal 2016. Exchange rates favorably impacted general and administrative expenses by $5.2 million, or 2%, during fiscal 2017. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition that took place in fiscal 2016, partially offset by a decrease of $20.3 million in integration/acquisition costs and $13.7 million of Venezuelan foreign currency loss compared to the year-ago period. The Legacy Hay acquisition was the main factor that contributed to increases of $27.0 million, $8.4 million,

$5.3 million and $4.4 million, in premise and office expenses, marketing and business development expenses, travel-related expenses, and bad debt expense, respectively. General and administration expenses as a percentage of fee revenue was 14% in fiscal 2017 compared to 16% in fiscal 2016.

Executive Search general and administrative expenses decreased $5.6 million, or 7%, to $69.7 million in fiscal 2017 from $75.3 million in fiscal 2016. The decrease was due to the $6.6 million in Venezuelan foreign currency loss incurred in fiscal 2016, offset by higher bad debt expense of $1.5 million in fiscal 2017 compared to the year-ago period. Executive Search general and administrative expenses as a percentage of fee revenue was 11% in fiscal 2017 compared to 12% in fiscal 2016.

Hay Group general and administrative expenses increased $31.5 million, or 48%, to $97.1 million in fiscal 2017 from $65.6 million in fiscal 2016. The increase in general and administrative expenses was primarily due to the Legacy Hay acquisition that took place in fiscal 2016, partially offset by a decrease of $1.8 million in integration/acquisition costs and $7.1 million of Venezuelan foreign currency loss compared to the year-ago period. The acquisition of Legacy Hay was the main factor for increases of $24.0 million, $4.7 million, $4.2 million, $2.5 million and $1.6 million in premise and office expenses, marketing and business development expenses, travel-related expenses, bad debt expense and legal and other professional fees, respectively. Hay Group general and administrative expenses as a percentage of fee revenue was 13% in fiscal 2017 compared to 14% in fiscal 2016.

Futurestep general and administrative expenses increased $2.5 million, or 12%, to $23.9 million in fiscal 2017 compared to $21.4 million in fiscal 2016. General and administrative expenses increased $1.4 million, $0.4 million and $0.4 million in premise and office expenses, marketing and business development expenses and bad debt expense, respectively, during fiscal 2017 compared to the year-ago period due in large part to an increase in fee revenue. Futurestep general and administrative expenses as a percentage of fee revenue was 11% in both fiscal 2017 and 2016.

Corporate general and administrative expenses decreased $15.2 million, or 30%, to $35.5 million in fiscal 2017 compared to $50.7 million in fiscal 2016. General and administrative expenses decreased due to a decline of $18.4 million in integration/acquisition costs, offset by increases of $3.2 million in marketing and business development expenses in fiscal 2017 compared to the year-ago period.

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $11.7 million, or 20%, to $71.5 million in fiscal 2017 compared to $59.8 million in fiscal 2016. The increase is mainly due to higher fee revenue in Hay Group due to the Legacy Hay acquisition. Cost of services expense as a percentage of fee revenue was 5% in both fiscal 2017 and 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $47.3 million in fiscal 2017, an increase of $11.1 million compared to $36.2 million in fiscal 2016. The increase is mainly due to the Legacy Hay acquisition. The increase relates primarily to technology investments that were made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures (associated with our office co-location) and intangible assets.

Restructuring Charges, Net

We continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in the prior year by eliminating redundant positions and operational, general and administrative expenses and consolidation of office space. As a result, we recorded $34.6 million of restructuring charges in fiscal 2017, of which $16.0 million related to severance costs and $18.6 million related to the consolidation of office space.

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure in order to eliminate redundant positions and consolidation of office space that were created due to the acquisition of Legacy

Hay. As a result, we recorded $33.0 million of restructuring charges, with $32.1 million of severance and $0.9 million relating to the consolidation/abandonment of premises during fiscal 2016.

Operating Income

Operating income increased $61.7 million, or 117%, to $114.4 million in fiscal 2017 compared to $52.7 million in fiscal 2016. This increase in operating income resulted from $273.4 million in higher fee revenue, offset by an increase of $174.1 million in compensation and benefits expense. The rest of the change was due to increases of $13.2 million in general and administrative expenses, $11.7 million in cost of services expense, and $11.1 million of depreciation and amortization expenses during fiscal 2017 compared to fiscal 2016. Operating income as a percentage of fee revenue was 7% in fiscal 2017 compared to 4% in fiscal 2016.

Executive Search operating income was $124.3 million, a decrease of $7.4 million, or 6%, in fiscal 2017 compared to $131.7 million in fiscal 2016. The decrease in Executive Search operating income was driven by lower fee revenue of $5.2 million and higher compensation and benefits expense of $8.1 million, offset by a decrease in general and administrative expenses of $5.6 million. Executive Search operating income as a percentage of fee revenue was 20% in fiscal 2017 compared to 21% in fiscal 2016.

Hay Group operating income increased by $50.7 million to $47.3 million in fiscal 2017 compared to operating loss of $3.4 million in fiscal 2016. The change was primarily driven by the Legacy Hay acquisition resulting in an increase in fee revenue of $253.1 million, offset by increases in compensation and benefits expense, general and administrative expenses, depreciation and amortization expenses, cost of services expense and restructuring charges, net of $146.9 million, $31.5 million, $10.4 million, $9.5 million and $4.0 million, respectively in fiscal 2017 compared to 2016. Hay Group operating income as a percentage of fee revenue was 7% in fiscal 2017 compared to operating loss as a percentage of fee revenue of 1% in fiscal 2016.

Futurestep operating income increased by $3.3 million to $30.0 million in fiscal 2017 from $26.7 million in fiscal 2016. The increase in Futurestep operating income was primarily due to higher fee revenues of $25.6 million, partially offset by increases of $18.7 million in compensation and benefits expense and $2.5 million in general and administrative expenses. Futurestep operating income, as a percentage of fee revenue, was 13% in both fiscal 2017 and 2016.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased $53.3 million, or 172%, to $84.2 million in fiscal 2017 compared to $30.9 million in fiscal 2016. The increase was due primarily to higher total revenue of $275.0 million, offset by higher operating expenses of $213.2 million and an increase in income tax provision of $10.1 million. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 5% during fiscal 2017 as compared to 2% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased $44.8 million, or 24%, to $235.0 million in fiscal 2017 compared to $190.2 million in fiscal 2016. This increase was driven by higher adjusted fee revenue of $266.0 million, and an increase in other income, net due to the change in fair value of our marketable securities of $16.0 million in fiscal 2017 compared to the year-ago period, offset by increases of $177.0 million, $47.2 million and $11.7 million in compensation and benefits expense, general and administrative expenses and cost of services expense, respectively. Adjusted EBITDA as a percentage of fee revenue was 15% in both fiscal 2017 and 2016.

Executive Search Adjusted EBITDA was $137.4 million, a decrease of $14.8 million, or 10%, in fiscal 2017 compared to $152.2 million in fiscal 2016. This decrease was due to lower fee revenue of $5.2 million and higher compensation and benefits expense and general and administrative expenses of $8.1 million and $1.0 million, respectively. Executive Search Adjusted EBITDA as a percentage of fee revenue was 22% in fiscal 2017 as compared to 24% in fiscal 2016.

Hay Group Adjusted EBITDA increased by $49.3 million to $128.2 million in fiscal 2017 compared to $78.9 million in fiscal 2016. This increase was due to higher adjusted fee revenue of $245.6 million, offset by an increase in compensation and benefit expense, general and administrative expenses and cost of services expense of $147.6 million, $40.5 million and $9.5 million, respectively. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes due to an increase in average headcount and an increase in performance related bonus expense. Hay Group Adjusted EBITDA as a percentage of fee revenue was 18% in fiscal 2017 compared to 16% in fiscal 2016.

Futurestep Adjusted EBITDA increased by $3.3 million to $32.8 million in fiscal 2017 compared to $29.5 million in fiscal 2016. The increase in Futurestep Adjusted EBITDA was primarily due to higher fee revenue of $25.6 million, offset by an increase in compensation and benefits expense and in general and administrative expenses of $18.7 million and $2.5 million, respectively, during fiscal 2017 as compared to fiscal 2016. The increase in compensation and benefits expense was primarily driven by higher salaries and related payroll taxes due to an increase in average headcount. Futurestep Adjusted EBITDA as a percentage of fee revenue was 15% in both fiscal 2017 and 2016.

Other Income (Loss), Net

Other income, net was $11.8 million in fiscal 2017 as compared to other loss, net of $4.2 million in fiscal 2016. The change in other income (loss), net is primarily due to the increase in the fair value of our marketable securities, held in trust for settlement of our obligations under certain deferred compensation plans, during fiscal 2017 compared to the decrease in the fair value of our marketable securities in the year-ago period.

Interest (Expense) Income, Net

Interest (expense) income, net primarily relates to our term loan facility that we entered into in the current fiscal year to provide enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. It also includes interest on our borrowings under our COLI policies and interest earned on cash and cash equivalent balances. Interest expense, net was $10.3 million in fiscal 2017 compared to interest income, net of $0.3 million in fiscal 2016.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and also includes earnings of our Mexico subsidiary for the first nine months in fiscal 2016. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings was $0.3 million in fiscal 2017 as compared to $1.6 million in fiscal 2016. The decrease is due to the consolidation of our Mexico subsidiary in fiscal 2017, which is now included in operations.

Income Tax Provision

The provision for income taxes was $29.1 million in fiscal 2017 compared to $19.0 million in fiscal 2016, reflecting a 25% and 39% effective tax rate, respectively. The lower effective tax rate in fiscal 2017 was due primarily to a higher percentage of taxable income arising in jurisdictions outside of the U.S. with lower statutory tax rates. The effective tax rate in fiscal 2016 was higher largely due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay and non-deductible charges related to the devaluation of the Venezuelan currency.

Net Income Attributable to Non-Controlling Interest

Net income attributable to non-controlling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to non-controlling interest in fiscal 2017 was $3.1 million compared to $0.5 million in fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015

Fee Revenue

Fee Revenue. Fee revenue increased $263.9 million, or 26%, to $1,292.1 million in fiscal 2016 compared to $1,028.2 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $66.8 million, or 6%, in fiscal 2016. Adjusting for the Legacy Hay acquisition, fee revenue increased $77.1 million, or 7%, compared to fiscal 2015. This increase was attributable to higher fee revenue in Futurestep, North America region of Executive Search and Legacy LTC.

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

EMEA reported fee revenue of $144.3 million, a decrease of $9.2 million, or 6%, in fiscal 2016 compared to $153.5 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $13.8 million, or 9%, in fiscal 2016. The decline in fee revenue was due to a 4% decrease in the number of engagements billed and a 2% decrease in the weighted-average fees billed per engagement during fiscal 2016 as compared to fiscal 2015. The performance in existing offices in the United Kingdom, France, Switzerland and Germany were the primary contributors to the decrease in fee revenue in fiscal 2016 compared to the year-ago period, offset by an increase in fee revenue in United Arab Emirates and Belgium. In terms of business sectors, financial services, industrial and technology experienced the largest decreases in fee revenue in fiscal 2016 as compared to fiscal 2015, partially offset by an increase in the consumer goods sector.

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

Latin America reported fee revenue of $26.7 million, a decrease of $2.5 million, or 9%, in fiscal 2016 compared to $29.2 million in fiscal 2015. In the fourth quarter of fiscal 2016, we obtained control of our equity investment in our Mexico subsidiary which is included in our consolidated results. The Mexico subsidiary contributed $3.6 million in fee revenue in fiscal 2016. Excluding fee revenue from our Mexico subsidiary, fee revenue in Latin America decreased $6.1 million, or 21%, compared to fiscal 2015. Exchange rates unfavorably impacted fee revenue for Latin America excluding the Mexico subsidiary by $6.1 million, or 21%, in fiscal 2016. The decline in fee revenue was due to a 41% decrease in the number of engagements billed, offset by a 36% increase in weighted-average fees billed per engagement in fiscal 2016 compared to fiscal 2015. The performance in Brazil, Colombia and Chile were the primary contributors to the decline in fee revenue in fiscal 2016 compared to fiscal 2015, partially offset by the growth in Venezuela. Industrial was the main sector contributing to the decrease in fee revenue in fiscal 2016 compared to fiscal 2015, partially offset by an increase in fee revenue in the consumer goods sector during the same period.

Hay Group. Hay Group reported fee revenue of $471.1 million, an increase of $204.0 million, or 76%, in fiscal 2016 compared to $267.1 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $25.3 million, or 9%, in fiscal 2016. Adjusting for the Legacy Hay acquisition, fee revenue increased $17.2 million, or 6%, compared to fiscal 2015. Fee revenue increased due to higher consulting fee revenue of $16.6 million, or 8%, in fiscal 2016 compared to fiscal 2015 with the rest of the increase due to higher fee revenue from products. The acquisition of Pivot Leadership on March 1, 2015 contributed $22.4 million and $3.7 million in consulting fee revenue during fiscal 2016 and fiscal 2015, respectively.

Futurestep. Futurestep reported fee revenue of $198.1 million, an increase of $34.4 million, or 21%, in fiscal 2016 compared to $163.7 million in fiscal 2015. Exchange rates unfavorably impacted fee revenue by $12.0 million or 7% in fiscal 2016. The increase in fee revenue was primarily driven by higher fee revenues in professional search and RPO of $18.1 million and $17.4 million, respectively. The increase in fee revenue in professional search was due to a 16% increase in the weighted-average fees billed per engagement in fiscal 2016 compared to fiscal 2015 and 9% increase in the number of engagements billed during the same period.

Compensation and Benefits

Compensation and benefits expense increased $205.9 million, or 30%, to $897.4 million in fiscal 2016 from $691.5 million in fiscal 2015. Exchange rates favorably impacted compensation and benefits expense by $42.8 million, or 6%, during fiscal 2016. Excluding $128.6 million in compensation and benefits relating to the Legacy Hay acquisition and $22.1 million in integration/acquisition costs and separation charges, compensation and benefits increased $55.2 million, or 8%, compared to fiscal 2015. This increase was due in large part to an increase of $35.9 million, $4.7 million, $3.6 million and $2.9 million in salaries and related payroll taxes, performance related bonus expense, stock-based compensation and outside contractors, respectively. The higher level of salaries and related payroll expense was due to an increase in average headcount of 11% in fiscal 2016 compared to fiscal 2015, and reflects our continued growth-related investments back into the business. The increase in performance related bonus expense was due to an increase in fee revenue and profitability. Also, contributing to the increase in compensation and benefits expense was a change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”). The change in CSV of COLI increased compensation and benefits expense by $6.5 million in fiscal 2016 compared to fiscal 2015 due to a smaller increase in the market value of the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans (see Note 6 – Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements).

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

Hay Group compensation and benefits expense increased $156.3 million, or 98%, to $315.2 million in fiscal 2016 from $158.9 million in fiscal 2015. Excluding $128.6 million in compensation and benefits relating to the Legacy Hay acquisition and $16.1 million in integration/acquisition costs, compensation and benefits increased $11.6 million, or 7%, compared to fiscal 2015. The increase was driven by an increase in salaries and related payroll taxes of $8.5 million and an increase of $3.8 million in performance related bonus expense. The higher level of salaries and related payroll expense was due to an increase in average consultant headcount of 14% in fiscal 2016 compared to fiscal 2015. Hay Group compensation and benefits expense as a percentage of fee revenue increased to 67% in fiscal 2016 from 60% in fiscal 2015. Excluding integration/acquisition costs, compensation and benefits expense as a percentage of fee revenue was 63% in fiscal 2016.

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

Corporate compensation and benefits expense increased $17.7 million, or 64%, to $45.2 million in fiscal 2016 from $27.5 million in fiscal 2015. Excluding $6.0 million of integration/acquisition costs and separation charges, compensation and benefits expense increased $11.7 million in fiscal 2016 as compared to fiscal 2015. This increase was mainly due to the change in the CSV of COLI. The change in CSV of COLI reduced compensation and benefits expense by $4.0 million and $10.5 million in fiscal 2016 and 2015, respectively. The decrease in CSV of COLI was due to a decrease in the market value of investments underlying the COLI. COLI is held to fund other deferred compensation retirement plans (see Note 6 – Deferred Compensation and Retirement Plans, included in the Notes to our Consolidated Financial Statements). The rest of the change was due to increases in stock-based compensation of $2.9 million.

General and Administrative Expenses

General and administrative expenses increased $67.1 million, or 46%, to $213.0 million in fiscal 2016 compared to $145.9 million in fiscal 2015. Exchange rates favorably impacted general and administrative expenses by $10.1 million, or 7%, during fiscal 2016. Excluding $25.5 million in general and administrative expenses relating to the Legacy Hay acquisition, integration/acquisition costs of $23.2 million and $13.7 million foreign currency loss due to the devaluation of the Venezuelan currency, general and administrative expenses increased $4.7 million, or 3%, compared to fiscal 2015. Fiscal 2015 general and administrative expenses benefitted from a one-time insurance reimbursement that reduced legal fees in that year. General and administrative expenses as a percentage of fee revenue was 16% in fiscal 2016 compared to 14% in fiscal 2015. Excluding integration/acquisition costs and the Venezuelan foreign currency loss, general and administrative expenses as a percentage of fee revenue were 14% in fiscal 2016.

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

Hay Group general and administrative expenses increased $30.3 million, or 86%, to $65.6 million in fiscal 2016 from $35.3 million in fiscal 2015. Excluding $25.5 million relating to the Legacy Hay acquisition, $1.5 million in integration/acquisition costs and $7.1 million in foreign currency loss due to the devaluation of the Venezuelan currency, general and administrative expenses decreased $3.8 million, or 11%, compared to fiscal 2015. The decrease was due to favorable exchange rates that reduced general and administrative expenses by $1.5 million. The rest of the change was due to lower legal and other professional fees of $1.3 million and a reduction of bad debt expense of $1.1 million due to better collections. Hay Group general and administrative expenses as a percentage of fee revenue was 14% in fiscal 2016 compared to 13% in fiscal 2015. Excluding integration/acquisition costs and the Venezuelan foreign currency loss, general and administrative expenses as a percentage of fee revenue were 12% in fiscal 2016. We do not believe that further weakening of the Venezuelan Bolivar will materially impact our results of operations.

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

Cost of Services Expense

Cost of services expense consist primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $20.1 million, or 51%, to $59.8 million in fiscal 2016 compared to $39.7 million in fiscal 2015. Adjusting for the Legacy Hay acquisition, the cost of services increased $5.1 million, or 13%, compared to fiscal 2015. The increase is mainly due to higher fee revenue in Legacy LTC and Futurestep. Cost of services expense as a percentage of fee revenue was 5% in fiscal 2016 compared to 4% in fiscal 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $36.2 million in fiscal 2016, an increase of $8.6 million compared to $27.6 million in fiscal 2015. Adjusting for the Legacy Hay acquisition, depreciation and amortization expenses increased $0.7 million, or 3%, compared to fiscal 2015. The increase relates primarily to technology investments that were made in the current and prior year and intangible assets.

Restructuring Charges, Net

During fiscal 2016, we implemented a restructuring plan in order to rationalize our cost structure, eliminate redundant positions and consolidate office space relating to the acquisition of Legacy Hay. As a result, we recorded $33.0 million of restructuring charges with $32.1 million of severance costs to eliminate redundant positions and $0.9 million relating to the consolidation/abandonment of premises, both of which were due to the integration of Legacy Hay during fiscal 2016. During fiscal 2015, we took actions to rationalize our cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of our legacy businesses and the previous year’s acquisitions of PDI and Global Novations, LLC, as well as other cost saving initiatives. As a result, we recorded $9.5 million in restructuring charges, net in fiscal 2015, of which $9.2 million related to severance and $0.3 million related to consolidation/abandonment of premises.

Operating Income

Operating income decreased $61.3 million, or 54%, to $52.7 million in fiscal 2016 as compared to $114.0 million in fiscal 2015. Adjusting for the $32.4 million operating loss of Legacy Hay, operating income decreased $28.9 million, or 25%, compared to the year-ago period. This decrease in operating income resulted from an increase of $65.5 million in compensation and benefits expense (which included $9.4 million in integration/acquisition costs and separation charges), $34.0 million in general and administrative expenses (which included $30.2 million in integration/acquisition costs and Venezuelan foreign currency loss due to the devaluation of their currency) and $5.1 million in cost of services expense. These changes were offset by higher fee revenue of $77.1 million during fiscal 2016 as compared to fiscal 2015. The Legacy Hay operating loss of $32.4 million included integration/acquisition costs of $12.5 million, $6.9 million in foreign currency loss as a result of the devaluation of the Venezuelan Bolivar and restructuring charges of $22.9 million. Operating margin was 4% in fiscal 2016, as compared to 11% in fiscal 2015.

Executive Search operating income was $131.7 million and $119.0 million in fiscal 2016 and 2015, respectively. Executive Search operating income increased $12.7 million during fiscal 2016 as compared to fiscal 2015. The increase in Executive Search operating income is primarily attributable to higher fee revenue of $25.5 million, offset by an increase of $7.6 million, $3.8 million and $1.9 million in compensation and benefits expense, general and administrative expenses and restructuring charges, net, respectively. The increase in compensation and benefits expense was driven by higher salaries and related payroll expense due to an increase in average consultant headcount. General and administrative expenses increased due to Venezuelan foreign currency loss of $6.6 million offset by favorable exchange rates in other currencies and reductions in premise and office expense and legal and other professional fees during fiscal 2016 compared to fiscal 2015. Executive Search operating income as a percentage of fee revenue was 21% in fiscal 2016 compared to 20% in fiscal 2015.

Hay Group operating loss was $3.4 million in fiscal 2016 as compared to operating income of $28.2 million in fiscal 2015. Adjusting for the $32.4 million operating loss of Legacy Hay, operating income increased $0.8 million, or 3%, compared to fiscal 2015. The increase in Legacy LTC operating income was due to $17.2 million in higher fee revenue, which was partially offset by an increase in compensation and benefit expense of $15.9 million. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes due to an increase in average consultant headcount and performance related bonus expense. Hay Group operating loss as a percentage of fee revenue was 1% in fiscal 2016 compared to operating income as a percentage of fee revenue of 11% in fiscal 2015.

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

Adjusted EBITDA

Adjusted EBITDA increased $28.5 million, or 18%, to $190.2 million in fiscal 2016 compared to $161.7 million in fiscal 2015. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA was flat compared to year-ago period. Adjusted EBITDA as a percentage of fee revenue was 15% in fiscal 2016 as compared to 16% in fiscal 2015.

Executive Search Adjusted EBITDA was $152.2 million and $132.4 million in fiscal 2016 and 2015, respectively. Executive Search Adjusted EBITDA increased $19.8 million during fiscal 2016 as compared to fiscal 2015 due to $25.5 million increase in fee revenue, offset by an increase of $7.6 million in compensation and benefits expense and $3.8 million in general and administrative expenses. Executive Search Adjusted EBITDA as a percentage of fee revenue was 24% in fiscal 2016 as compared to 22% in fiscal 2015.

Hay Group Adjusted EBITDA increased by $34.5 million to $78.9 million in fiscal 2016 as compared to $44.4 million in fiscal 2015. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA increased $6.0 million, or 14%, compared to fiscal 2015. This increase was due to higher fee revenue of $17.2 million offset by an increase in compensation and benefit expense of $11.6 million. The higher compensation and benefit expense was driven mainly by increases in salaries and related payroll taxes due to an increase in average headcount and an increase in performance related bonus expense. Hay Group Adjusted EBITDA as a percentage of fee revenue was 16% in fiscal 2016 compared to 17% in fiscal 2015. Adjusting for the Legacy Hay acquisition, Adjusted EBITDA as of percentage of fee revenue was 18% in fiscal 2016.

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

Interest Income (Expense), Net

Interest income (expense), net primarily relates to interest earned on cash and cash equivalents, offset by interest expense related to borrowings under our COLI policies and term loan facility. Interest income, net was $0.3 million in fiscal 2016 as compared to interest expense, net of $1.8 million in fiscal 2015 for a change of $2.1 million. The change was primarily due to better than expected collections of accounts receivable acquired in the acquisition of Legacy Hay that are required to be recorded at fair value on the acquisition date with subsequent collections recorded as interest income (expense), offset by an increase in interest expense associated with the term loan facility.

Equity in Earnings of Unconsolidated Subsidiaries

Equity in earnings of unconsolidated subsidiaries is comprised of our less than 50% interest in our Mexico subsidiary and IGroup, LLC, which is engaged in organizing, planning and conducting conferences and training programs throughout the world for directors, chief executive officers, other senior level executives and business leaders. We report our interest in earnings of our Mexico subsidiary for the nine months ended January 31, 2016 and IGroup, LLC for fiscal 2016 on the equity basis as a one-line adjustment to net income. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Equity in earnings was $1.6 million in fiscal 2016 as compared to $2.2 million in fiscal 2015.

Income Tax Provision

The provision for income taxes was $19.0 million in fiscal 2016 compared to $33.5 million in fiscal 2015, reflecting a 39% and 28% effective tax rate, respectively. The effective tax rate for fiscal 2016 is higher due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay, the non-deductible charges related to the devaluation of the Venezuelan Bolivar and the post-acquisition allocation of income and losses in jurisdictions with different statutory tax rates. This was offset partially by the benefit recorded in connection with the conclusion of the IRS audit of the Company’s consolidated federal income tax return for the fiscal year ended April 30, 2013 and a reversal of valuation allowances previously recorded against deferred tax assets of subsidiaries that have returned to profitability in recent years.

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

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic, accretive M&A transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” sections of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On June 15, 2016, we entered into a new senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. See Note 10 — Long-Term Debt for a description of the credit facility. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds are available for working capital and general corporate purposes. We had $3.0 million and $2.8 million standby letters of credit issued under our long-term debt arrangements as of April 30, 2017 and 2016, respectively. We had a total of $8.1 million and $6.4 million of standby letters of credits with other financial institutions as of April 30, 2017 and 2016, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

As part of the Legacy Hay acquisition, the Company has committed to a $40 million retention pool (of which $9 million was paid in fiscal 2017) for certain employees of Legacy Hay subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the second quarter of fiscal 2017, we resumed repurchasing shares through this program. We repurchased approximately $28.8 million of the Company’s common stock during fiscal 2017. Any decision to continue to execute share repurchases under our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

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

Cash and cash equivalents and marketable securities were $530.8 million and $414.7 million as of April 30, 2017 and 2016, respectively. Net of amounts held in trust for deferred compensation plans and to pay fiscal 2017 bonuses, cash and marketable securities were $245.1 million and $88.9 million at April 30, 2017 and 2016, respectively. As of April 30, 2017 and 2016, we held $165.8 million and $129.0 million, respectively, of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2017 and fiscal 2016 bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in fiscal 2017 and 2016. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of April 30, 2017 and 2016, marketable securities of $119.9 million (net of gross unrealized gains of $6.7 million and gross unrealized losses of $0.6 million) and $141.4 million (net of gross unrealized gains of $1.4 million and gross unrealized losses of $2.6 million) were held in trust for settlement of our obligations under certain deferred compensation plans. As of April 30, 2017 and 2016, $115.6 million and $130.1 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $99.5 million and $94.9 million as of April 30, 2017 and 2016, respectively. Unvested obligations under the deferred compensation plans totaled $37.6 million and $43.9 million as of April 30, 2017 and 2016, respectively.

The net increase in our working capital of $197.1 million as of April 30, 2017 compared to April 30, 2016 is primarily attributable to the increase in cash and cash equivalents and accounts receivable. The increase in cash and cash equivalents is due to cash provided by operations and proceeds received from the term loan entered into this year offset by payments made on the current and previous term loan. Accounts receivable increased due to an increase in days of sales outstanding which went from 55 days to 61 days from April 30, 2016 to April 30, 2017. Cash provided by operating activities was $106.1 million in fiscal 2017, an increase of $42.0 million, compared to $64.1 million in fiscal 2016 due to an increase in profitability.

Cash used in investing activities was $20.6 million in fiscal 2017, a decrease of $254.0 million, compared to $274.6 million in fiscal 2016. Cash used in investing activities was lower primarily due to cash used in fiscal 2016 to pay for the acquisition of Legacy Hay of $253.2 million and an increase in sales/maturities of marketable securities of $32.6 million, offset by $23.9 million more in cash used to purchase property and equipment in connection with our co-location activities.

Cash provided by financing activities was $64.4 million in fiscal 2017 compared to cash used in financing activities of $118.5 million in fiscal 2016. Cash provided by financing activities decreased primarily due to $145.5 million more in term loan payments made during fiscal 2017 compared to the year-ago period and $28.8 million of Company’s common stock purchased under our stock repurchase program, offset by an increase of $125.0 million in proceeds from term loan facility.

As of April 30, 2017, $121.2 million remained available for common stock repurchases under our stock repurchase program.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2017:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$414,815	$62,384	$112,629	$94,518	$145,284
Accrued restructuring charges (2)	7	14,195	7,803	4,993	1,399	—
Interest payments on COLI loans (3)	10	39,245	3,817	7,634	7,579	20,215
Retention awards	12	31,000	15,500	15,500	—	—
Term loan	10	259,531	20,625	53,281	185,625	—
Estimated interest on term loan (4)	—	19,829	5,687	9,753	4,389	—

Total		$778,615	$115,816	$203,790	$293,510	$165,499

(1)	See Note in the accompanying consolidated financial statements in Item 15.
(2)	Represents rent payments, net of sublease income on an undiscounted basis and severance costs.
(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $220.6 million at April 30, 2017.
(4)	Interest rate used is the variable rate per the credit agreement as of April 30, 2017 for outstanding balance on the term loan.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 6 – Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Lastly, we have contingent commitments under certain employment agreements that are payable upon involuntary, termination without cause, as described in Note 14 – Commitments and Contingencies, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2017 and 2016, we held contracts with gross CSV of $180.3 million and $175.7 million, respectively. Since fiscal 2012, we paid our premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $67.2 million and $68.4 million as of April 30, 2017 and 2016, respectively. At April 30, 2017 and 2016, the net cash value of these policies was $113.1 million and $107.3 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $220.6 million and $216.7 million at April 30, 2017 and 2016, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. As of April 30, 2017, we were in compliance with our debt covenants.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit.

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with the final installment consisting of all remaining unpaid principal due on the Term Facility Maturity date of June 15, 2021. The Company made $15.5 million in principal payments during fiscal 2017. As of April 30, 2017, $259.5 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous Facility. During fiscal 2017, the average rate on the Term Facility was 2.23%.

As of April 30, 2017 and 2016, we had no borrowings under the Revolver. We had $3.0 million and $2.8 million, respectively, of standby letters of credit issued under our long-term debt arrangements as of April 30, 2017 and 2016, respectively. We had a total of $8.1 million and $6.4 million of standby letters of credits with other financial institutions as of April 30, 2017 and 2016, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance simplifying the presentation of debt issuance costs. The guidance requires debt issuance costs related to a debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, rather than being classified as an asset. We adopted this guidance during the first quarter of fiscal 2017 and as a result, $4.2 million of unamortized debt issuance costs associated with our senior secured Credit Agreement were classified as a direct deduction to the term loan as of July 31, 2016, of which $0.9 million was recorded to term loan, current, and $3.3 million was recorded to term loan, non-current. The adoption did not have a material impact on the consolidated financial statements as of April 30, 2016.

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement, or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. We adopted this guidance during the first quarter of fiscal 2017 and the adoption did not have an impact on our consolidated financial statements.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The guidance permits two transition methods of adoption 1) the full retrospective method, in which case the standard would be applied to all reporting periods presented, or 2) the modified retrospective method, with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. We will adopt this guidance in our fiscal year beginning May 1, 2018. We have organized a team and developed a project plan to guide the implementation. The project plan includes working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard. We are currently in the process of developing an updated accounting policy utilizing a bottoms-up approach by reviewing our current contracts with customers by various revenue streams, evaluating new disclosure requirements and identifying and implementing appropriate changes to business processes, systems and controls to support revenue recognition and disclosure under the new standard. We are still evaluating the impact of ASU No. 2014-09 on our financial statements. Based on our evaluation to date, revenue on the majority of our contracts will continue to be recognized over time as services are rendered under the new standard. In addition, capitalization of costs associated with obtaining contracts will have an impact upon adoption of the new standard. We expect to finalize the evaluation in upcoming quarters and will provide updates on our progress in future filings.

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized in the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018; early adoption is permitted. We plan to adopt this guidance in fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. We are currently evaluating the effect this guidance will have on our consolidated financial statements.

In March 2016, the FASB issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016; early adoption is permitted. We will adopt this guidance in fiscal 2018, beginning May 1, 2017. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We plan to adopt this guidance in our fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied using a retrospective transition method. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are effective for annual years beginning after December 15, 2017, including interim periods, with early adoption permitted. We plan to adopt this guidance in our fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied prospectively. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. We are evaluating the adoption timeline and the effects that the standard will have on our consolidated financial statements.

In March 2017, the FASB issued guidance that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. The amendments of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. We will adopt this guidance in our fiscal year beginning May 1, 2018. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued guidance clarifying the scope of modification accounting for stock compensation. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. We will adopt this guidance in our fiscal year beginning May 1, 2018. We are currently evaluating the impact of adopting this guidance.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to transaction gains and losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency gains, on an after tax basis, included in net income were $0.2 million during fiscal 2017. Foreign currency losses, on an after tax basis, included in net income were $8.7 million during fiscal 2016 and $1.6 million during fiscal 2015.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Brazilian Real, Russian Ruble, Singapore Dollar and Korean Won. Based on balances exposed to fluctuation in exchange rates as of April 30, 2017, a 10% increase or decrease in the value of each of these currencies could result in a total foreign exchange gain or loss of $10.5 million. Beginning in the third quarter of fiscal 2016, we established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of April 30, 2017, there was $259.5 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either adjusted LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between adjusted LIBOR plus 1.25% per annum to adjusted LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $2.6 million for fiscal 2017. During fiscal 2017, the average interest rate on the term loan was 2.23%.

To mitigate this interest rate risk on our Term Facility, we have entered into an interest rate swap contract with a notional amount $129.8 million, designated as a cash flow hedge, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. The notional amount will be amortized so that the amount is always 50% of the principal balance of the debt outstanding. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $67.2 million and $68.4 million of borrowings against the CSV of COLI contracts as of April 30, 2017 and 2016, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 15 – Quarterly Results, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

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

b)	Changes in Internal Control over Financial Reporting.

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

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2017 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a “Code of Business Conduct and Ethics,” that applies to all of our directors, officers and employees, including our principal executive officer (who is our Chief Executive Officer), principal financial officer, and principal accounting officer (who is our Chief Financial Officer) and senior financial officers, or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.kornferry.com. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item will be included in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2017 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP,” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2017 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Financial Statements.

(a)	The following documents are filed as part of this report:

1.	Index to Financial Statements:	Page
	See Consolidated Financial Statements included as part of this Form 10-K and Schedule II – Valuation and Qualifying Accounts. Pursuant to Rule 7-05 of Regulation S-X, the other schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements	F-1

Exhibits:

Exhibit Number	Description
2.1**+	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Personnel Decisions International Corporation, Unity Sub, Inc., Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

2.2**+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated September 23, 2015, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

2.3+	Letter Agreement, dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 2, 2015.

3.1+	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2013.

3.2+	Fourth Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 7, 2014.

4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.

10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (No. 333-61697), filed December 24, 1998.

10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (No. 333-61697), filed September 4, 1998.

10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

Exhibit Number	Description
10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), effective February 10, 1999.

10.11*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

10.12*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.13+	Summary of Non-Employee Director Compensation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 10, 2012.

10.14*+	Stock and Asset Purchase Agreement dated as of August 8, 2006, by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.

10.15*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.16*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.17*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.

10.18*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.19*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.

10.20*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.

10.21*+	Employment Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.

10.22*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed December 10, 2014.

10.23*+	Employment Agreement between the Company and Robert Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.24*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012.

10.25*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.26*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.27*+	Letter Agreement between the Company and R.J. Heckman, Ph.D., dated December 4, 2012, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.28*+	Letter Agreement between the Company and Byrne Mulrooney dated June 26, 2014, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed June 27, 2014.

10.29*+	Amended and Restated Employment Agreement dated July 25, 2014 between Korn/Ferry International and Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014.

10.30*+	Amended and Restated Korn/Ferry International Executive Capital Accumulation Plan, as of August 13, 2014, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

Exhibit Number		Description
10.31	*+	Summary of Non-Employee Director Compensation Program, effective October 1, 2014, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

10.32	*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

10.33	*+	Letter Agreement between the Company and Matthew P. Reilly, dated May 4, 2015, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.34	+	Credit Agreement with Wells Fargo Bank, National Association, as lender, dated January 18, 2013, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.35	+	Amendment No. 1 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated December 12, 2014, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.36	^+	Amendment No. 2 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated June 3, 2015, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.37	+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

10.38	+	Amendment No. 3 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated September 23, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

10.39	*+	Separation and General Release Agreement, between Matthew P. Reilly and Korn/Ferry International, dated September 27, 2015, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

10.40	+	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

10.41	+	Letter Agreement between the Company and Stephen Kaye, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

10.42	*+	Amendment to Employment Agreement dated December 28, 2015 between the Company and Robert Rozek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016.

10.43	+	Credit Agreement, dated June 15, 2016, with Wells Fargo Bank, National Association, as administrative agent and other lender parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2016.

10.44	+	Korn/Ferry International Long Term Performance Unit Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.45	*+	Korn/Ferry International Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.46	*+	Third Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 12, 2016.

10.47	*+	Summary of Non-Employee Director Compensation Program Effective December 7, 2016, filed as Exhibit 10.1 to the Company’s 10-Q, filed on March 10, 2017.

10.48	*	Letter Agreement between the Company and Mark Arian, dated March 17, 2017.

10.49	*	Separation and General Release Agreement, between Stephen D. Kaye and Korn/Ferry International, dated March 17, 2017.

10.50	*	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan.

10.51	*	Form of Performance Restricted Stock Unit Award Agreement Under the 2008 Stock Incentive Plan.

Exhibit Number	Description
10.52*	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan.

10.53*	Form of Restricted Stock Award Agreement to Employees Under the 2008 Stock Incentive Plan.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

^	Confidential treatment was granted for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.

+	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By: /s/ Robert P. Rozek

Robert P. Rozek

Executive Vice President, Chief Financial Officer and Chief Corporate Officer

Date:   June 28, 2017

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

Signature	Title	Date

/s/ GEORGE T. SHAHEEN George T. Shaheen	Chairman of the Board and Director	June 28, 2017
/s/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2017
/s/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2017
/s/ DOYLE N. BENEBY Doyle N. Beneby	Director	June 28, 2017
/s/ WILLIAM R. FLOYD William R. Floyd	Director	June 28, 2017
/s/ CHRISTINA A. GOLD Christina A. Gold	Director	June 28, 2017
/s/ JERRY LEAMON Jerry Leamon	Director	June 28, 2017
/s/ DEBRA J. PERRY Debra J. Perry	Director	June 28, 2017

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2017

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2017.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2017 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2017, a copy of which is included in this Annual Report on Form 10-K.

June 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Korn/Ferry International

We have audited Korn/Ferry International and subsidiaries’ (the “Company”) internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Korn/Ferry International and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Korn/Ferry International and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2017 and our report dated June 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 28, 2017

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Korn/Ferry International

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended April 30, 2017. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Korn/Ferry International and subsidiaries at April 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 28, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 28, 2017

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2017	2016
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$410,882	$273,252
Marketable securities	4,363	11,338
Receivables due from clients, net of allowance for doubtful accounts of $15,455 and $11,292, respectively	345,314	315,975
Income taxes and other receivables	31,573	20,579
Prepaid expenses and other assets	51,542	43,130

Total current assets	843,674	664,274
Marketable securities, non-current	115,574	130,092
Property and equipment, net	109,567	95,436
Cash surrender value of company owned life insurance policies, net of loans	113,067	107,296
Deferred income taxes, net	20,175	27,163
Goodwill	576,865	590,072
Intangible assets, net	217,319	233,027
Investments and other assets	66,657	51,240

Total assets	$2,062,898	$1,898,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$37,481	$26,634
Income taxes payable	4,526	8,396
Compensation and benefits payable	248,354	266,211
Term loan	19,754	30,000
Other accrued liabilities	148,464	145,023

Total current liabilities	458,579	476,264
Deferred compensation and other retirement plans	219,905	216,113
Term loan, non-current	236,222	110,000
Deferred tax liabilities	7,014	5,088
Other liabilities	54,130	43,834

Total liabilities	975,850	851,299

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 70,811 and 69,723 shares issued at April 30, 2017 and 2016, respectively, and 56,938 and 57,272 shares outstanding at April 30, 2017 and 2016, respectively	692,527	702,098
Retained earnings	461,976	401,113
Accumulated other comprehensive loss, net	(71,064)	(57,911)

Total Korn/Ferry International stockholders’ equity	1,083,439	1,045,300
Noncontrolling interest	3,609	2,001

Total stockholders’ equity	1,087,048	1,047,301

Total liabilities and stockholders’ equity	$2,062,898	$1,898,600

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2017	2016	2015
	(in thousands, except per share data)

Fee revenue	$1,565,521	$1,292,112	$1,028,152
Reimbursed out-of-pocket engagement expenses	56,148	54,602	37,914

Total revenue	1,621,669	1,346,714	1,066,066

Compensation and benefits	1,071,507	897,345	691,450
General and administrative expenses	226,232	213,018	145,917
Reimbursed expenses	56,148	54,602	37,914
Cost of services	71,482	59,824	39,692
Depreciation and amortization	47,260	36,220	27,597
Restructuring charges, net	34,600	33,013	9,468

Total operating expenses	1,507,229	1,294,022	952,038

Operating income	114,440	52,692	114,028
Other income (loss), net	11,820	(4,167)	7,458
Interest (expense) income, net	(10,251)	237	(1,784)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	116,009	48,762	119,702
Equity in earnings of unconsolidated subsidiaries, net	333	1,631	2,181
Income tax provision	29,104	18,960	33,526

Net income	87,238	31,433	88,357
Net income attributable to noncontrolling interest	(3,057)	(520)	—

Net income attributable to Korn/Ferry International	$84,181	$30,913	$88,357

Earnings per common share attributable to Korn/Ferry International:
Basic	$1.48	$0.58	$1.78

Diluted	$1.47	$0.58	$1.76

Weighted-average common shares outstanding:
Basic	56,205	52,372	49,052

Diluted	56,900	52,929	49,766

Cash dividends declared per share	$0.40	$0.40	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2017	2016	2015
	(in thousands)

Net income	$87,238	$31,433	$88,357

Other comprehensive income:
Foreign currency translation adjustments	(19,266)	(15,428)	(36,523)
Deferred compensation and pension plan adjustments, net of tax	6,445	(1,864)	(1,702)
Unrealized losses on marketable securities, net of tax	—	(4)	(10)
Net unrealized loss on interest rate swap, net of tax	(578)	—	—

Comprehensive income	73,839	14,137	50,122
Less: comprehensive income attributable to noncontrolling interest	(2,811)	(512)	—

Comprehensive income attributable to Korn/Ferry International	$71,028	$13,625	$50,122

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total
	Shares	Amount
	(in thousands)
Balance at May 1, 2014	49,811	$449,631	$308,781	$(2,388)	$756,024	$—	$756,024
Comprehensive income	—	—	88,357	(38,235)	50,122	—	50,122
Dividends paid to shareholders	—	—	(5,105)	—	(5,105)	—	(5,105)
Purchase of stock	(122)	(4,038)	—	—	(4,038)	—	(4,038)
Issuance of stock	884	2,993	—	—	2,993	—	2,993
Stock-based compensation	—	13,737	—	—	13,737	—	13,737
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,516	—	—	1,516	—	1,516

Balance at April 30, 2015	50,573	463,839	392,033	(40,623)	815,249	—	815,249
Acquisition of noncontrolling interest in Mexico	—	—	—	—	—	1,489	1,489
Comprehensive income	—	—	30,913	(17,288)	13,625	512	14,137
Dividends paid to shareholders	—	—	(21,833)	—	(21,833)	—	(21,833)
Purchase of stock	(215)	(7,410)	—	—	(7,410)	—	(7,410)
Issuance of stock	6,914	222,456	—	—	222,456	—	222,456
Stock-based compensation	—	18,305	—	—	18,305	—	18,305
Tax benefit from exercise of stock options and vesting of restricted stock	—	4,908	—	—	4,908	—	4,908

Balance at April 30, 2016	57,272	702,098	401,113	(57,911)	1,045,300	2,001	1,047,301
Comprehensive income	—	—	84,181	(13,153)	71,028	2,811	73,839
Dividends paid to shareholders	—	—	(23,318)	—	(23,318)	—	(23,318)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,203)	(1,203)
Purchase of stock	(1,346)	(33,579)	—	—	(33,579)	—	(33,579)
Issuance of stock	1,012	5,886	—	—	5,886	—	5,886
Stock-based compensation	—	18,045	—	—	18,045	—	18,045
Tax benefit from exercise of stock options and vesting of restricted stock	—	77	—	—	77	—	77

Balance at April 30, 2017	56,938	$692,527	$461,976	$(71,064)	$1,083,439	$3,609	$1,087,048

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2017	2016	2015
Cash flows from operating activities:	(in thousands)
Net income	$87,238	$31,433	$88,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,260	36,220	27,597
Stock-based compensation expense	18,958	18,895	13,899
Provision for doubtful accounts	12,987	8,570	7,741
Gain on cash surrender value of life insurance policies	(4,918)	(3,984)	(10,509)
(Gain) loss on marketable securities	(10,842)	3,333	(8,829)
Deferred income taxes	6,589	(13,792)	895
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	6,868	(4,605)	10,130
Receivables due from clients	(42,326)	(16,622)	(17,213)
Income taxes and other receivables	(10,177)	(191)	115
Prepaid expenses and other assets	(8,485)	(6,310)	(1,145)
Investment in unconsolidated subsidiaries	(333)	(1,631)	(2,181)
Income taxes payable	128	(4,222)	(10,405)
Accounts payable and accrued liabilities	5,420	18,862	17,790
Other	(2,303)	(1,875)	(8,966)

Net cash provided by operating activities	106,064	64,081	107,276

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired and earnout	(2,880)	(256,082)	(15,296)
Acquisition of Mexico subsidiary, cash acquired	—	3,973	—
Purchase of property and equipment	(50,088)	(26,144)	(21,860)
Purchase of marketable securities	(10,536)	(30,397)	(22,843)
Proceeds from sales/maturities of marketable securities	42,815	30,066	21,362
Premiums on company-owned life insurance policies	(1,597)	(1,623)	(1,676)
Proceeds from life insurance policies	1,117	3,256	8,087
Dividends received from unconsolidated subsidiaries	564	2,373	1,656

Net cash used in investing activities	(20,605)	(274,578)	(30,570)

Cash flows from financing activities:
Proceeds from term loan facility	275,000	150,000	—
Principal payment on term loan facility	(155,469)	(10,000)	—
Payment of contingent consideration from acquisition	(1,070)	—	—
Repurchases of common stock	(28,821)	—	—
Payment of tax withholdings on restricted stock	(4,758)	(7,410)	(4,038)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	5,121	4,038	2,993
Tax benefit related to stock-based compensation	77	4,908	1,516
Dividends – noncontrolling interest	(1,203)	—	—
Dividends paid to shareholders	(23,318)	(21,833)	(5,105)
Payments on life insurance policy loans	(1,117)	(1,251)	(3,301)

Net cash provided by (used in) financing activities	64,442	118,452	(7,935)

Effect of exchange rate changes on cash and cash equivalents	(12,271)	(15,541)	(21,650)

Net increase (decrease) in cash and cash equivalents	137,630	(107,586)	47,121
Cash and cash equivalents at beginning of year	273,252	380,838	333,717

Cash and cash equivalents at end of year	$410,882	$273,252	$380,838

Supplemental cash flow information:
Cash used to pay interest	$10,882	$5,154	$4,230

Cash used to pay income taxes, net of refunds	$32,458	$33,189	$40,899

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2017

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

Basis of Consolidation and Presentation

The consolidated financial statements include the accounts of the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”). The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods.

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $0.6 million, $2.4 million and $1.7 million during fiscal 2017, 2016 and 2015, respectively.

In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Noncontrolling interest in our Mexico subsidiary is reflected on the Company’s consolidated financial statements for fiscal 2017 and 2016.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of product services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) is recognized as services are rendered for consulting engagements and other time based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of April 30, 2017 and 2016, the Company included deferred revenue of $95.8 million and $95.9 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2017 and 2016, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

elections. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income (loss), net.

Fair Value of Financial Instruments

Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:

◾	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
◾	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
◾	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of April 30, 2017 and 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts and at April 30, 2017 also included an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts or the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

The Company is exposed to interest rate risk due to the outstanding senior secured credit agreement entered on June 15, 2016. The Company has entered into an interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Foreign Currency Forward Contracts Not Designated as Hedges

Beginning in the third quarter of fiscal 2016, the Company established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures due to an increase in exposure to such risks as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts is recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statement of income.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

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

Property and Equipment, Net

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In fiscal 2017, 2016 and 2015, there were no such impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2017, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2017 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of April 30, 2017 and 2016, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Hay Group and Futurestep consultants), the level of engagements referred by a consultant in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $179.6 million, $186.5 million and $166.4 million for the years ended April 30, 2017, 2016 and 2015, respectively, included in compensation and benefits expense in the consolidated statements of income.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (‘CSV’) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits.

Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under the deferred compensation and pension plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the unit credit cost method for Senior Executive Incentive Plan (“SEIP”), Wealth Accumulation Plan (“WAP”), Enhanced Wealth Accumulation Plan (“EWAP”) and the Worldwide Executive Benefit Plan (“WEB”) and the pension plan acquired under Legacy Hay, while the medical and life insurance plan uses the projected unit credit cost method. The amounts charged to operations are made up of service and interest costs and the expected return on plan assets. Actuarial gains and losses are initially recorded in accumulated other comprehensive income (loss). The actuarial gains/losses included in accumulated other comprehensive income are amortized to the consolidated statements of income, if at the beginning of the year, the amount exceeds 10% of the greater of the projected benefit obligation and market-related plan assets. The amortization included in periodic benefit cost is divided by the average remaining service of inactive plan participants, or the period for which benefits will be paid, if shorter. The expected return on plan assets takes into account the current fair value

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

of plan assets and reflects the Company’s estimate for trust asset returns given the current asset allocation and any expected changes to the asset allocation and current and future market conditions.

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

Executive Capital Accumulation Plan

The Company, under its deferred compensation plans, makes discretionary contributions and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a four to five year period. The amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable in the accompanying consolidated balance sheet.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs.

Cash Surrender Value of Life Insurance

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in certain of the deferred compensation and pension plans as a means of funding benefits under such plans. The Company purchased both fixed and variable life insurance contracts and does not purchase “split-dollar” life insurance policy contracts. The Company historically has had both contracts or policies that provide for a fixed or guaranteed rate of return and a variable rate of return depending on the return of the policies’ investment in their underlying portfolio in equities and bonds. Beginning in fiscal 2017 the Company currently only holds contracts or policies that provide for a fixed or guaranteed rate of return. The CSV of these COLI contracts are carried at the amounts that would be realized if the contract were surrendered at the balance sheet date, net of the outstanding loans from the insurer. The Company has the intention and ability to continue to hold these COLI policies and contracts. Additionally, the loans secured by the policies do not have any scheduled payment terms and the Company also does not intend to repay the loans outstanding on these policies until death benefits under the policy have been realized. Accordingly, the investment in COLI is classified as long-term in the accompanying consolidated balance sheet.

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2017 and 2016, the Company held contracts with gross CSV of $180.3 million and $175.7 million, offset by outstanding policy loans of $67.2 million and $68.4 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor for $61.3 million and $55.9 million of net CSV as of April 30, 2017 and 2016, respectively; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Such charges include one-time employee termination benefits and cost to terminate leases, including remaining lease payments. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments, principally include restricted stock units, restricted stock, stock options and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

stock units, restricted stock and the estimated fair value of stock options and stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency gains, on an after tax basis, included in net income were $0.2 million during fiscal 2017. Foreign currency losses, on an after tax basis, included in net income were $8.7 million and $1.6 million during fiscal 2016 and 2015, respectively.

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the official exchange rate of 6.3 Bolivars per USD to 10.0 Bolivars per USD, and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. The weaker of the two rates is a free-floating exchange rate that at the time of its introduction, sold dollars at approximately 200 Bolivars per USD. The economic and political environment in Venezuela has continued to deteriorate and the currency exchange restrictions have become more onerous. The Company had used the previously prevailing official exchange rate of 6.3 Bolivars per USD to re-measure our Venezuelan subsidiary’s financial statements in previous periods, but after careful consideration, at the time of the devaluation, the Company decided to adopt the free-floating exchange rate during the fourth quarter of fiscal 2016 as it more appropriately reflects the ability to convert Bolivars to U.S. dollars given the deteriorating environment in Venezuela. The devaluation of the Bolivar to approximately 260 Bolivars per USD resulted in a pre-tax charge of $13.7 million, or diluted loss per share of $0.26 during fiscal 2016. In fiscal 2017, the Bolivar continued to weaken but did not materially impact our results of operations.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, interest rate swap, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities while investments include mutual funds and corporate bonds. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2017 and 2016, the Company had no other significant credit concentrations.

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

In September 2015, the FASB issued guidance requiring an acquirer to recognize adjustments to provisional amounts recorded in an acquisition that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer is also required to present separately on the face of the income statement, or disclose in the footnotes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustments had been recognized as of the acquisition date. The Company adopted this guidance during the first quarter of fiscal 2017 and the adoption did not have an impact on the consolidated financial statements of the Company.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The guidance permits two transition methods of adoption 1) the full retrospective method, in which case the standard would be applied to all reporting periods presented, or 2) the modified retrospective method, with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The Company has organized a team and developed a project plan to guide the implementation. The project plan includes working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard. The Company is currently in the process of developing an updated accounting policy, utilizing a bottoms-up approach by reviewing our current contracts with customers by various revenue streams, evaluating new disclosure requirements and identifying and implementing appropriate changes to business processes, systems and controls to support revenue recognition and disclosure under the new standard. The Company is still evaluating the impact of ASU No. 2014-09 on our financial statements. Based on our evaluation to date, revenue on the majority of our contracts will continue to be recognized over time as services are rendered under the new standard. In addition, capitalization of costs associated with obtaining contracts will have an impact upon adoption of the new standard. The Company expects to finalize the evaluation in upcoming quarters and will provide updates on our progress in future filings.

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized in the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

after December 15, 2018; early adoption is permitted. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. The Company is currently evaluating the effect that this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016; early adoption is permitted. The Company will adopt this guidance in its fiscal year beginning May 1, 2017. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied using a retrospective transition method. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are effective for annual years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2018. These provisions of the guidance are to be applied prospectively. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the adoption timeline and effects that the standard will have on the consolidated financial statements.

In March 2017, the FASB issued guidance that improves the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. The amendments of this standard are effective for fiscal years beginning after December 15, 2017, including interim period within those years. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2018. The adoption of this standard will not have a material impact on the consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

In May 2017, the FASB issued guidance clarifying the scope of modification accounting for stock compensation. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2018. The Company is currently evaluating the impact of adopting this guidance.

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

During fiscal 2017, 2016 and 2015, restricted stock awards of 0.5 million shares, 0.6 million shares and 0.5 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2017	2016	2015
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$84,181	$30,913	$88,357
Less: distributed and undistributed earnings to nonvested restricted stockholders	765	280	860

Basic net earnings attributable to common stockholders	83,416	30,633	87,497
Add: undistributed earnings to nonvested restricted stockholders	560	82	815
Less: reallocation of undistributed earnings to nonvested restricted stockholders	553	81	804

Diluted net earnings attributable to common stockholders	$83,423	$30,634	$87,508

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	56,205	52,372	49,052
Effect of dilutive securities:
Restricted stock	646	487	605
Stock options	24	50	105
ESPP	25	20	4

Diluted weighted-average number of common shares outstanding	56,900	52,929	49,766

Net earnings per common share:
Basic earnings per share	$1.48	$0.58	$1.78

Diluted earnings per share	$1.47	$0.58	$1.76

3. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid-in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income. Accumulated comprehensive loss, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive loss were as follows:

	April 30,
	2017	2016
	(in thousands)
Foreign currency translation adjustments	$(55,359)	$(36,339)
Deferred compensation and pension plan adjustments, net of taxes	(15,127)	(21,572)
Interest rate swap unrealized loss, net of taxes	(578)	—

Accumulated other comprehensive loss, net	$(71,064)	$(57,911)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Unrealized losses on interest rate swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of May 1, 2014	$15,604	$(18,006)	$14	$—	$(2,388)
Unrealized losses arising during the period	(36,523)	(3,589)	(10)	—	(40,122)
Reclassification of realized net losses to net income	—	1,887	—	—	1,887

Balance as of April 30, 2015	(20,919)	(19,708)	4	—	(40,623)
Unrealized losses arising during the period	(15,420)	(3,653)	(4)	—	(19,077)
Reclassification of realized net losses to net income	—	1,789	—	—	1,789

Balance as of April 30, 2016	(36,339)	(21,572)	—	—	(57,911)
Unrealized (losses) gains arising during the period	(19,020)	4,584	—	(635)	(15,071)
Reclassification of realized net losses to net income	—	1,861	—	57	1,918

Balance as of April 30, 2017	$(55,359)	$(15,127)	$—	$(578)	$(71,064)

(1)	The tax effects on unrealized gains (losses) were $1.9 million, $(2.3) million and $(2.3) million as of April 30, 2017, 2016 and 2015, respectively. The tax effects on reclassifications of realized net losses were $1.2 million, $1.1 million and $1.2 million as of April 30, 2017, 2016 and 2015, respectively.
(2)	The tax effects on unrealized (losses) were $(0.4) million as of April 30, 2017.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Restricted stock	$18,045	$18,288	$13,602
ESPP	913	590	162
Stock options	—	17	135

Total stock-based compensation expense, pre-tax	18,958	18,895	13,899
Tax benefit from stock-based compensation expense	(4,756)	(7,347)	(3,893)

Total stock-based compensation expense, net of tax	$14,202	$11,548	$10,006

Stock Incentive Plan

At the Company’s 2016 Annual Meeting of Stockholders, held on October 6, 2016, the Company’s stockholders approved an amendment and restatement to the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan (the 2016 amendment and restatement being “The Third A&R 2008 Plan”), which among other things, increased the number of shares under the plan by 5,500,000, increasing the current maximum number of shares that may be issued under the plan to 11,200,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Third A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

stock units, any of which may be performance-based or market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof. Under the Third A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 2.3 times as much as stock options.

Restricted Stock

The Company grants time-based restricted stock awards to executive officers and other senior employees generally vesting over a four-year period. In addition, certain key management members typically receive time-based restricted stock awards upon commencement of employment and may receive them annually in conjunction with the Company’s performance review. Time-based restricted stock awards are granted at a price equal to fair value, which is determined based on the closing price of the Company’s common stock on the grant date. The Company recognizes compensation expense for time-based restricted stock awards on a straight-line basis over the vesting period.

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

Restricted stock activity is summarized below:

	April 30,
	2017		2016		2015
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,506	$34.12	1,560	$22.15	1,880	$18.95
Granted	852	$17.43	784	$39.19	438	$29.93
Vested	(751)	$24.15	(809)	$16.35	(705)	$18.52
Forfeited/expired	(26)	$26.80	(29)	$23.38	(53)	$21.13

Non-vested, end of year	1,581	$29.74	1,506	$34.12	1,560	$22.15

As of April 30, 2017, there were 0.6 million shares and 0.1 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $5.3 million and $5.4 million, respectively.

As of April 30, 2017, there was $27.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During fiscal 2017 and fiscal 2016, 205,440 shares and 215,453 shares of restricted stock totaling $4.8 million and $7.4 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. The ESPP was suspended during the second half of fiscal 2012 until January 1, 2015. As a result, no shares were purchased during fiscal 2015. On January 1, 2015, the Company resumed the ESPP program with the first purchase of shares made in the first quarter of fiscal 2016. During fiscal 2017 and 2016, employees purchased 207,141 shares at $20.93 per share and 95,135 shares at $28.83 per share, respectively. As of April 30, 2017, the ESPP had approximately 1.3 million shares remaining available for future issuance.

Common Stock

During fiscal 2017, 2016 and 2015, the Company issued 53,955 shares, 87,648 shares and 178,950 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.8 million, $1.3 million and $3.0 million, respectively.

During fiscal 2017, the Company repurchased 1,140,576 shares of the Company’s common stock for $28.8 million. No shares were repurchased during fiscal 2016 and 2015, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2017 and 2016:

	April 30, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$409,824	$—	$—	$409,824	$409,824	$—	$—	$—
Money market funds	1,058	—	—	1,058	1,058	—	—	—
Mutual funds (1)	113,818	6,697	(578)	119,937	—	4,363	115,574	—

Total	$524,700	$6,697	$(578)	$530,819	$410,882	$4,363	$115,574	$—

Level 2:
Foreign currency forward contracts	$—	$129	$(846)	$(717)	$—	$—	$—	$(717)
Interest rate swap	$—	$—	$(947)	$(947)	$—	$—	$—	$(947)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

	April 30, 2016
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$269,558	$—	$—	$269,558	$269,558	$—	$—	$—
Money market funds	3,694	—	—	3,694	3,694	—	—	—
Mutual funds (1)	142,588	1,395	(2,553)	141,430	—	11,338	130,092	—

Total	$415,840	$1,395	$(2,553)	$414,682	$273,252	$11,338	$130,092	$—

Level 2:
Foreign currency forward contracts	$—	$324	$(1,041)	$(717)	$—	$—	$—	$(717)
Interest rate swap	$—	$—	$—	$—	$—	$—	$—	$—

(1)	These investments are held in trust for settlement of the Company’s vested and unvested obligations of $137.1 million and $138.8 million as of April 30, 2017 and 2016, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During fiscal 2017 and 2015, the fair value of the investments increased; therefore, the Company recognized income of $10.8 million and $8.8 million, respectively which was recorded in other income (loss), net. During fiscal 2016, the fair value of the investments decreased; therefore, the Company recognized a loss of $3.3 million, which was recorded in other income (loss), net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of April 30, 2017 and 2016, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2017 and April 30, 2016, the Company does not hold marketable securities classified as available-for-sale. During fiscal 2016 and 2015, the Company received $13.1 million and $5.0 million, respectively, in proceeds from maturities of available-for-sale marketable securities.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount $129.8 million, designated as a cash flow hedge, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

April 30, 2017
(in thousands)
Derivative liability:
Interest rate swap contract	$947

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

During fiscal 2017, the Company recognized the following losses on the interest rate swap:

April 30, 2017
(in thousands)
Losses recognized in OCI (net of tax effects of $406)	$635
Losses reclassified from AOCI into interest income (expense), net	(94)

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.8 million of derivative losses included in AOCI as of April 30, 2017 will be reclassified into other expense within the following 12 months. The cash flows related to interest rate swap contracts are included in net cash provided by operating activities.

Non-Designated Derivatives

The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2017	2016
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$129	$324
Derivative liabilities:
Foreign currency forward contracts	846	1,041

As of April 30, 2017, the total notional amounts of the forward contracts purchased and sold were $19.4 million and $70.0 million, respectively. As of April 30, 2016, the total notional amounts of the forward contracts purchased and sold were $14.5 million and $44.3 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2017, the Company incurred gains of $0.6 million related to forward contracts while in fiscal 2016 it incurred losses of $1.8 million which is recorded in general and administrative expenses in the accompanying consolidated statements of income. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities in the accompanying statements of cash flow.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2017	2016
	(in thousands)
Deferred compensation and pension plans	$95,596	$99,699
Medical and Life Insurance plan	12,147	13,006
International retirement plans	12,021	15,678
Executive Capital Accumulation Plan	111,584	105,676

Total benefit obligation	231,348	234,059
Less: current portion of benefit obligation	(11,443)	(17,946)

Non-current benefit obligation	$219,905	$216,113

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Deferred Compensation and Pension Plans

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

On July 8, 2016, the Company established the Long Term Performance Unit Plan (“LTPU Plan”) in order to promote the success of the Company by providing a select group of management and highly compensated employees with nonqualified supplemental retirement benefits as an additional means to attract, motivate and retain such employee. A unit award has a base value of $50,000 for the purpose of determining the payment that would be made upon early termination for a partially vested unit awards. The units vest 25% on each anniversary date with the unit becoming fully vested on the fourth anniversary of the grant date, subject to the participant’s continued service as of each anniversary date. Each vested unit award will pay out an annual benefit of $25,000 for each of five years commencing on the seventh anniversary of the grant date.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Deferred Compensation and Pension Plans

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$124,566	$89,138	$86,577
Service cost	5,507	—	—
Interest cost	3,820	3,423	2,989
Actuarial (gain) loss	(4,791)	4,393	5,864
Acquisitions	—	39,079	—
Settlements	—	(4,799)	—
Benefits paid from plan assets	(1,884)	(595)	—
Benefits paid from cash	(6,176)	(6,073)	(6,292)

Benefit obligation, end of year	121,042	124,566	89,138

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	24,867	—	—
Actual return on plan assets	2,463	(78)	—
Benefits paid from plan assets	(1,884)	(595)	—
Acquisitions	—	25,540	—

Fair value of plan assets, end of year	25,446	24,867	—

Funded status and balance, end of year (1)	$(95,596)	$(99,699)	$(89,138)

Current liability	$6,182	$5,845	$5,832
Non-current liability	89,414	93,854	83,306

Total liability	$95,596	$99,699	$89,138

Plan Assets - weighted-average asset allocation:
Equity securities	54%	64%	—%
Debt securities	46%	31%	—%
Other	—%	5%	—%

Total	100%	100%	—%

(1)	The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2017, 2016 and 2015, the Company held contracts with gross CSV of $180.3 million, $175.7 million and $172.3 million, offset by outstanding policy loans of $67.2 million, $68.4 million and $69.6 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
	(in thousands)
April 30, 2017:
Mutual funds	$—	$25,446	$—	$25,446
Common stock	—	—	—	—
Corporate and municipal bonds	—	—	—	—
U.S. Treasury and agency securities	—	—	—	—
Money market funds	—	—	—	—

Total	$—	$25,446	$—	$25,446

April 30, 2016:
Mutual funds	$7,990	$—	$—	$7,990
Common stock	7,910	—	—	7,910
Corporate and municipal bonds	—	5,597	—	5,597
U.S. Treasury and agency securities	—	2,055	—	2,055
Money market funds	1,315	—	—	1,315

Total	$17,215	$7,652	$—	$24,867

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 50% to 70%, debt securities 30% to 50% and other assets of 0% to 10%. We establish our estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. In fiscal 2017, the Company changed the method of achieving the target allocation by investing in mutual funds that are only available to institutional investors rather than owning specific equity and debt instruments as was done in previous years. The mutual funds are valued at fair value as determined by the net asset value of shares held at year-end.

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Service cost	$5,507	$—	$—
Interest cost	3,820	3,423	2,989
Amortization of actuarial loss	3,051	2,924	3,050
Expected return on plan assets	(1,559)	(682)	—

Net periodic benefit cost	$10,819	$5,665	$6,039

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2017	2016	2015
Discount rate, beginning of year	3.18%	3.28%	3.60%
Discount rate, end of year	3.57%	3.18%	3.28%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.50%	6.50%	—%

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

At April 30, 2017, the Company elected to change the method it uses to estimate the interest and service components of net periodic cost for its defined benefit pension and supplemental benefit plans, which will impact the estimate of net periodic cost beginning in fiscal 2018. The Company will utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Previously, the Company estimated the interest and service cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change compared to the previous method will impact the interest and service components of net periodic cost in future periods. The Company made this change to provide a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change does not affect the measurement of the total benefit obligation as the change in the interest and service costs is offset in net actuarial gains and losses. The impact to interest and service costs is not expected to be significant. The Company will account for this change prospectively as a change in accounting estimate.

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2018	$8,906
2019	9,148
2020	9,653
2021	9,163
2022	9,122
2023-2027	83,403

During fiscal 2018, the Company expects to recognize $2.3 million in net periodic benefit expense from deferred compensation and pension plans that will be transferred from accumulated other comprehensive income through the amortization of actuarial losses in the consolidated statements of income.

Medical and Life Insurance

In conjunction with the acquisition of Legacy Hay on December 1, 2015, the Company inherited a benefit plan which offers medical and life insurance coverage to approximately 190 participants. Medical and life insurance benefit plans are unfunded.

The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2017	2016
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$13,006	$—
Acquisitions	—	12,322
Service cost	155	62
Interest cost	426	208
Actuarial (gain) loss	(833)	816
Benefits paid	(607)	(402)

Benefit obligation, end of year	$12,147	$13,006

Current liability	$765	$673
Non-current liability	11,382	12,333

Total liability	$12,147	$13,006

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2017	2016
	(in thousands)
Service cost	$155	$62
Interest cost	426	208

Net periodic benefit cost	$581	$270

The weighted-average assumptions used in calculating the Medical and Life Insurance plan were as follows:

	Year Ended April 30,
	2017	2016
Discount rate, beginning of year or acquisition date	3.36%	4.10%
Discount rate, end of year	3.75%	3.36%
Healthcare care cost trend rate	7.00%	7.00%

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2018	$770
2019	781
2020	804
2021	820
2022	828
2023-2027	4,102

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

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 21 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2017 and 2016 is $12.0 million for 1,710 participants and is $15.4 million for 1,450 participants, respectively. The Company’s contribution to these plans was $9.3 million and $5.1 million in fiscal 2017 and 2016, respectively.

Executive Capital Accumulation Plan

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four to five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one to 15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The Company issued ECAP awards during fiscal 2017, 2016 and 2015, of $6.2 million, $23.2 million and $19.1 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2017 and 2015, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $10.6 million and $5.9 million, respectively. Offsetting the increases in compensation and benefits liability was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations of the ECAP liabilities) of $10.8 million and $8.8 million in fiscal 2017 and 2015, respectively, recorded in other income (loss), net on the consolidated statements of income. During fiscal 2016, the deferred compensation liability decreased; therefore, the Company recognized a credit to compensation expense of $1.7 million, offset by a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations of the ECAP liabilities) of $3.3 million, recorded in other income (loss), net on the consolidated statements of income.

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2017	2016
	(in thousands)
Balance, beginning of year	$105,676	$99,461
Employee contributions	5,349	7,015
Amortization of employer contributions	13,667	16,439
Gain (loss) on investment	10,565	(1,654)
Employee distributions	(23,044)	(15,201)
Exchange rate fluctuations	(629)	(384)

Balance, end of year	111,584	105,676
Less: current portion	(4,496)	(11,092)

Non-current portion	$107,088	$94,584

As of April 30, 2017 and 2016, the unamortized portion of the Company contributions to the ECAP was $25.5 million and $33.2 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company intends to make matching contributions related to fiscal 2017 in fiscal 2018. The Company made a $1.8 million matching contribution in fiscal 2017 related to contributions made by employees in fiscal 2016 and a $1.7 million matching contribution in fiscal 2016 related to contributions made by employees in fiscal 2015.

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $180.3 million and $175.7 million as of April 30, 2017 and 2016, respectively, is offset by outstanding policy loans of $67.2 million and $68.4 million in the accompanying consolidated balance sheets as of April 30, 2017 and 2016, respectively. Total death benefits payable, net of loans under COLI contracts, were $220.6 million and $216.7 million at April 30, 2017 and 2016, respectively. Management intends to use the future death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $4.9 million, $4.0 million and $10.5 million during fiscal 2017, 2016 and 2015, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

security for the deferred compensation and pension plans. As of April 30, 2017, COLI contracts with a net CSV of $59.5 million and death benefits, net of loans, of $99.9 million were held in trust for these purposes.

7. Restructuring Charges, Net

During fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay on December 1, 2015. This resulted in restructuring charges, net of $33.0 million in fiscal 2016, of which $32.1 million related to severance and $0.9 million, related to consolidation/abandonment of premises.

The Company continued the implementation of the fiscal 2016 restructuring plan in fiscal 2017 in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating premises. This resulted in restructuring charges of $34.6 million in fiscal 2017 of which $16.0 million related to severance and $18.6 million related to consolidation of premises.

During fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the recent acquisitions (PDI and Global Novations, LLC) as well as other cost saving initiatives. This resulted in restructuring charges, net of $9.5 million against operations in fiscal 2015, of which $9.2 million related to severance and $0.3 million, related to consolidation/abandonment of premises.

Changes in the restructuring liability were as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2015	$375	$771	$1,146
Restructuring charges, net	32,151	862	33,013
Reductions for cash payments	(25,625)	(834)	(26,459)
Non-cash items	(1,752)	(91)	(1,843)
Exchange rate fluctuations	144	(39)	105

Liability as of April 30, 2016	5,293	669	5,962
Restructuring charges, net	15,963	18,637	34,600
Reductions for cash payments	(14,974)	(8,703)	(23,677)
Non-cash items	—	(2,024)	(2,024)
Exchange rate fluctuations	(941)	(225)	(1,166)

Liability as of April 30, 2017	$5,341	$8,354	$13,695

As of April 30, 2017 and 2016, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $4.6 million and $0.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of estimated sublease income, which are included in other long-term liabilities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The restructuring liability by segment is summarized below:

	April 30, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$134	$250	$384
Europe, Middle East and Africa (“EMEA”)	393	—	393
Asia Pacific	—	6	6
Latin America	—	87	87

Total Executive Search	527	343	870
Hay Group	4,814	7,879	12,693
Futurestep	—	132	132

Liability as of April 30, 2017	$5,341	$8,354	$13,695

	April 30, 2016
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$5	$5
EMEA	1,533	23	1,556
Asia Pacific	33	—	33

Total Executive Search	1,566	28	1,594
Hay Group	3,727	396	4,123
Futurestep	—	245	245

Liability as of April 30, 2016	$5,293	$669	$5,962

8. Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Current income taxes:
Federal	$(2,026)	$13,087	$16,569
State	1,207	3,271	2,412
Foreign	23,334	16,394	13,650

Current provision for income taxes	22,515	32,752	32,631
Deferred income taxes:
Federal	3,341	(5,334)	3,140
State	341	(1,838)	(239)
Foreign	2,907	(6,620)	(2,006)

Deferred provision (benefit) for income taxes	6,589	(13,792)	895

Total provision for income taxes	$29,104	$18,960	$33,526

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Domestic	$5,539	$22,228	$65,885
Foreign	110,470	26,534	53,817

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$116,009	$48,762	$119,702

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2017	2016	2015
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
Non-deductible transaction costs	—	5.8	—
Foreign tax rates differential	(9.1)	(2.8)	(4.2)
COLI increase, net	(1.5)	(2.9)	(3.1)
Conclusion of U.S. federal tax audit	—	(4.4)	—
Non-deductible operating expenses	0.6	1.5	0.5
Devaluation of Venezuelan currency	—	7.4	—
Change in valuation allowance	(3.1)	(6.2)	—
Change in uncertain tax positions	—	1.3	(0.1)
Foreign source income, net of credits generated	(0.1)	0.5	0.4
Other	3.3	3.7	(0.5)

Effective income tax rate	25.1%	38.9%	28.0%

The lower effective tax rate in fiscal 2017 was due primarily to a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates. The effective tax rate in fiscal 2016 was higher largely due to the impact of non-deductible expenses incurred in connection with the acquisition of Legacy Hay and non-deductible charges related to the devaluation of the Venezuelan currency. In both fiscal 2017 and 2016, the Company recorded an income tax benefit from the reversal of valuation allowances previously recorded against deferred tax assets, including net operating losses, of certain foreign subsidiaries that have returned to profitability and are now more-likely-than-not to realize those deferred tax assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Components of deferred tax assets and liabilities are as follows:

	April 30,
	2017	2016
	(in thousands)
Deferred tax assets:
Deferred compensation	$92,043	$91,712
Loss and credit carryforwards	32,854	31,023
Reserves and accruals	14,095	14,189
Deferred rent	9,797	7,684
Deferred revenue	2,434	11,464
Allowance for doubtful accounts	1,705	1,431
Other	3,041	5,002

Gross deferred tax assets	155,969	162,505

Deferred tax liabilities:
Intangibles	(90,214)	(94,284)
Property and equipment	(11,507)	(10,603)
Prepaid expenses	(17,324)	(12,698)
Other	(2,485)	(815)

Gross deferred tax liabilities	(121,530)	(118,400)

Valuation allowances	(21,278)	(22,030)

Net deferred tax asset	$13,161	$22,075

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

As of April 30, 2017, the Company had U.S. federal net operating loss carryforwards of $3.6 million, which the Company anticipates will be fully utilized by fiscal 2028. The Company has state net operating loss carryforwards of $23.3 million, which, if unutilized, will begin to expire in fiscal 2018. The Company also has foreign net operating loss carryforwards of $108.4 million, which, if unutilized, will begin to expire in fiscal 2018. The Company also has foreign tax credit carryforwards of $3.0 million, which, if unutilized, will expire in 2027.

The Company has not provided for U.S. taxes or foreign withholding taxes on approximately $359.3 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings were to be made, the Company might be subject to both foreign withholding taxes and U.S. income taxes, net of any allowable foreign tax credits or deductions. An estimate of these taxes, however, is not practicable.

The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the ‘IRS’) and various state and foreign tax authorities. In December 2015, the IRS concluded an examination of the Company’s fiscal year 2013 U.S. federal income tax return. The State of California is currently auditing the Company’s state income tax returns for fiscal years 2013 and 2014. Outside the United States, income tax returns of the Company’s subsidiaries are under audit in Canada, Germany and India. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2011 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30, 2017, the Company had a liability of $2.5 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits, beginning of year	$2,095	$2,423	$2,701
Settlement with tax authority	—	(1,963)	(497)
Additions based on tax positions related to the current year	383	1,305	219
Additions based on tax positions related to prior years	—	330	—

Unrecognized tax benefits, end of year	$2,478	$2,095	$2,423

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

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company had no accrual for interest or penalties related to unrecognized tax benefits as of April 30, 2017 and April 30, 2016. The Company accrued approximately $0.1 million of interest related to unrecognized tax benefits over the last three fiscal years.

9. Property and Equipment, Net

Property and equipment include the following:

	April 30,
	2017	2016
	(in thousands)
Computer equipment and software (1)	$160,399	$148,769
Leasehold improvements	75,921	59,858
Furniture and fixtures	39,848	43,069
Automobiles	1,956	2,103

	278,124	253,799
Less: accumulated depreciation and amortization	(168,557)	(158,363)

Property and equipment, net	$109,567	$95,436

(1)	Depreciation expense for capitalized software was $12.6 million, $11.3 million and $9.0 million during fiscal 2017, 2016 and 2015, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $33.2 million and $32.3 million as of April 30, 2017 and 2016, respectively.

Depreciation expense for property and equipment was $31.9 million, $24.5 million and $19.4 million during fiscal 2017, 2016 and 2015, respectively.

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio, and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company’s credit agreement permits payment of dividends to stockholders and make share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. The remaining funds will be used for working capital and general corporate purposes. Principal payments under the term facility are as follows:

Year Ending April 30,	Principal Payments on Term Loan
(in thousands)
2018	$20,625
2019	25,781
2020	27,500
2021	27,500
2022	158,125

$259,531

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During fiscal 2017, the average rate on the Term Facility was 2.23%.

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with the final installment consisting of all remaining unpaid principal due on the Term Facility Maturity date of June 15, 2021. The Company made $15.5 million in principal payments during fiscal 2017. As of April 30, 2017, $259.5 million was outstanding under the Term Facility compared to $140.0 million as of April 30, 2016, under the previous facility. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of April 30, 2017, the Company was in compliance with its debt covenants.

As of April 30, 2017 and 2016, the Company had no borrowings under the Revolver. The Company had $3.0 million and $2.8 million of standby letters of credits issued under its long-term debt arrangements as of April 30, 2017 and 2016, respectively. The Company had a total of $8.1 million and $6.4 million of standby letters of credits with other financial institutions as of April 30, 2017 and 2016, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

The Company has outstanding borrowings against the CSV of COLI contracts of $67.2 million and $68.4 million at April 30, 2017 and 2016, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

11. Business Segments

The Company currently operates in three global businesses: Executive Search, Hay Group and Futurestep. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses four fundamental needs: Talent Strategy, Succession Management, Leadership Development, and Rewards, Motivation and Engagement, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s (“CODM”) review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA. For fiscal 2017 and 2016, Adjusted EBITDA includes deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that the Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Financial highlights by business segment are as follows:

	Year Ended April 30, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$724,186	$223,659	$—	$1,565,521
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$727,721	$223,659	$—	$1,569,056

Total revenue	$369,803	$150,113	$81,744	$34,533	$636,193	$741,533	$243,943	$—	$1,621,669
Net income attributable to Korn/Ferry International									$84,181
Net income attributable to noncontrolling interest									3,057
Other income, net									(11,820)
Interest expense, net									10,251
Equity in earnings of unconsolidated subsidiaries, net									(333)
Income tax provision									29,104

Operating income (loss)	$81,550	$27,854	$8,580	$6,268	$124,252	$47,302	$29,986	$(87,100)	$114,440
Depreciation and amortization	3,812	1,030	1,060	483	6,385	32,262	2,818	5,795	47,260
Other income (loss), net	844	(15)	300	684	1,813	341	(91)	9,757	11,820
Equity in earnings of unconsolidated subsidiaries, net	333	—	—	—	333	—	—	—	333

EBITDA	86,539	28,869	9,940	7,435	132,783	79,905	32,713	(71,548)	173,853

Restructuring charges, net	1,719	629	1,495	773	4,616	29,663	101	220	34,600
Integration/acquisition cost	—	—	—	—	—	14,440	—	7,939	22,379
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535
Separation costs	—	—	—	—	—	609	—	—	609

Adjusted EBITDA	$88,258	$29,498	$11,435	$8,208	$137,399	$128,152	$32,814	$(63,389)	$234,976

Identifiable assets (1)	$340,069	$158,927	$87,845	$26,897	$613,738	$1,057,611	$116,717	$274,832	$2,062,898
Long-lived assets (1)	$23,746	$11,089	$8,371	$3,262	$46,468	$37,846	$6,693	$18,560	$109,567
Goodwill (1)	$46,201	$44,976	$972	$—	$92,149	$457,241	$27,475	$—	$576,865

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

	Year Ended April 30, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$471,145	$198,053	$—	$1,292,112
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967

Adjusted fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$482,112	$198,053	$—	$1,303,079

Total revenue	$386,256	$148,285	$83,206	$26,781	$644,528	$488,217	$213,969	$—	$1,346,714
Net income attributable to Korn/Ferry International									$30,913
Net income attributable to noncontrolling interest									520
Other loss, net									4,167
Interest income, net									(237)
Equity in earnings of unconsolidated subsidiaries, net									(1,631)
Income tax provision									18,960

Operating income (loss)	$100,381	$20,607	$12,572	$(1,854)	$131,706	$(3,415)	$26,702	$(102,301)	$52,692
Depreciation and amortization	3,267	1,029	941	312	5,549	21,854	2,386	6,431	36,220
Other (loss) income, net	(147)	433	21	312	619	(868)	364	(4,282)	(4,167)
Equity in earnings of unconsolidated subsidiaries, net	437	—	—	—	437	—	—	1,194	1,631

EBITDA	103,938	22,069	13,534	(1,230)	138,311	17,571	29,452	(98,958)	86,376

Restructuring charges, net	499	5,807	577	322	7,205	25,682	49	77	33,013
Integration/acquisition costs	—	—	—	—	—	17,607	—	27,802	45,409
Venezuelan foreign currency loss	—	—	—	6,635	6,635	7,085	—	—	13,720
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$104,437	$27,876	$14,111	$5,727	$152,151	$78,912	$29,501	$(70,335)	$190,229

Identifiable assets (1)	$227,228	$150,516	$86,394	$24,273	$488,411	$1,005,457	$104,396	$300,336	$1,898,600
Long-lived assets (1)	$19,044	$4,817	$3,708	$1,479	$29,048	$42,974	$4,635	$18,779	$95,436
Goodwill (1)	$48,320	$46,193	$972	$—	$95,485	$465,937	$28,650	$—	$590,072

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

	Year Ended April 30, 2015
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$330,634	$153,465	$84,148	$29,160	$597,407	$267,018	$163,727	$—	$1,028,152
Total revenue	$344,913	$158,052	$87,142	$29,218	$619,325	$275,220	$171,521	$—	$1,066,066
Net income attributable to Korn/Ferry International									$88,357
Net income attributable to noncontrolling interest									—
Other income, net									(7,458)
Interest expense, net									1,784
Equity in earnings of unconsolidated subsidiaries, net									(2,181)
Income tax provision									33,526

Operating income (loss)	$80,818	$18,867	$14,631	$4,704	$119,020	$28,175	$19,940	$(53,107)	$114,028
Depreciation and amortization	3,515	1,764	1,045	350	6,674	13,427	1,882	5,614	27,597
Other income (loss), net	288	83	369	109	849	(22)	54	6,577	7,458
Equity in earnings of unconsolidated subsidiaries, net	426	—	—	—	426	—	—	1,755	2,181

EBITDA	85,047	20,714	16,045	5,163	126,969	41,580	21,876	(39,161)	151,264
Restructuring charges, net	1,151	3,987	17	229	5,384	2,758	1,154	172	9,468
Acquisition costs	—	—	—	—	—	—	—	959	959

Adjusted EBITDA	$86,198	$24,701	$16,062	$5,392	$132,353	$44,338	$23,030	$(38,030)	$161,691

Identifiable assets (1)	$327,446	$156,072	$94,099	$25,328	$602,945	$265,546	$103,782	$345,528	$1,317,801
Long-lived assets (1)	$17,271	$3,885	$4,235	$966	$26,357	$12,377	$4,204	$19,150	$62,088
Goodwill (1)	$49,603	$45,922	$972	$—	$96,497	$129,549	$28,394	$—	$254,440

(1)	As of the end of the fiscal year.

Fee revenue attributed to an individual customer or country, other than the U.S., did not account for more than 10% of the total in fiscal year 2017, 2016 or 2015. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
U.S.	$728,871	$669,585	$557,024
Other countries	836,650	622,527	471,128

Total fee revenue	$1,565,521	$1,292,112	$1,028,152

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Long-lived assets, excluding financial instruments and tax assets, classified by controlling countries over 10% of the total are as follows:

	Year Ended April 30,
	2017	2016	2015
	(in thousands)
U.S. (1)	$70,949	$64,525	$50,103
Other countries	38,618	30,911	11,985

Total long-lived assets	$109,567	$95,436	$62,088

(1)	Includes Corporate long-lived assets

12. Acquisitions

The following is a summary of acquisitions the Company completed during the periods indicated (no acquisitions were completed in fiscal 2017):

	Year Ended April 30,
	2016 (1)	2015 (2)
	(in thousands)
Receivables due from clients	$116,509	$3,085
Other current assets	15,587	56
Property and equipment	29,428	202
Intangible assets	196,400	6,600
Other non-current assets	7,345	18
Current liabilities	125,640	2,635
Deferred compensation and other retirement plans	31,400	—
Deferred tax liabilities	58,729	—
Other liabilities	8,536	56

Net assets acquired	140,964	7,270
Purchase price	476,885	17,496

Goodwill	$335,921	$10,226

Integration/acquisition costs	$45,409	$959

Goodwill by segment – Hay Group	$335,921	$10,226

(1)	On December 1, 2015, the Company completed its acquisition of Legacy Hay, a global leader in people strategy and organizational performance, for $476.9 million, net of cash acquired. The purchase price consisted of $259.0 million in cash ($54 million from foreign locations), net of estimated cash acquired and 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed $150 million from the Term Facility, to finance a portion of the Legacy Hay acquisition purchase price. As part of the acquisition, the Company has committed to a $40 million retention pool (of which $9.0 million was paid in fiscal 2017) for certain employees of Legacy Hay subject to certain circumstances. Of the remaining balance, 50% will be payable within 45 days after November 30, 2017 and the remaining 50% will be payable within 45 days after November 30, 2018.

The acquisition strengthens the Company’s intellectual property, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities for assessment and development. It improves our ability to support the global business community not only in attracting top talent and designing compensation and reward incentives, but also with an integrated approach to the entire leadership and people continuum. Actual results of operations of Legacy Hay are included in the Company’s consolidated financial statements from December 1, 2015, the effective date of the acquisition, and includes $186.8 million, $740.2 million and $28.5 million in fee revenue, total assets and Adjusted EBITDA, respectively, with an Adjusted EBITDA margin of 14.4%, during fiscal 2016. Legacy Hay is included in the Hay Group segment.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

(2)	On March 1, 2015, the Company acquired all outstanding membership interests of Pivot Leadership, a global provider of innovative, customized and scalable executive development programs, for $17.5 million, net of cash acquired, which includes $2.2 million in contingent consideration. As of April 30, 2017 and 2016, the fair value of the contingent consideration is $1.3 million and $3.0 million and is included in other liabilities in the accompanying consolidated balance sheets. The contingent consideration is based on the achievement of certain revenue targets and can be up to $6.5 million, payable in four installments in fiscal 2017 to 2020. In fiscal 2017, the Company paid $1.1 million due to meeting certain revenue targets. The acquisition allows us to integrate the Company’s talent management solution with Pivot’s executive learning capabilities. Actual results of operations of Pivot Leadership are included in the Company’s consolidated financial statements from March 1, 2015, the effective date of the acquisition, and includes $3.7 million and $20.0 million in fee revenue and total assets, respectively, during fiscal 2015. Tax deductible goodwill from the Pivot Leadership acquisition was $7.4 million as of April 30, 2017 and 2016.

The aggregate purchase price for Legacy Hay was allocated on a preliminary basis to the assets acquired and liabilities assumed on their estimated fair values at the date of acquisition. During fiscal 2017, the Company finalized the purchase price allocation by recording a decrease to goodwill of $8.2 million primarily as a result of tax returns filed for periods prior to the acquisition and an increase in other assets.

Pro forma financial information (unaudited)

Unaudited pro forma consolidated fee revenue was $1.6 billion for both fiscal 2016 and 2015, and unaudited pro forma consolidated net income was $23 million and $75 million for fiscal 2016 and 2015, respectively, as though the acquisition of Legacy Hay had occurred as of the beginning of fiscal 2015. The unaudited pro forma financial information is for illustrative purposes and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

The unaudited pro forma results primarily include adjustments for amortization charges for acquired intangible assets and property and equipment, compensation expense for retention awards and imputed interest expense on Term Facility and the related tax effect on the aforementioned items.

13. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows:

	Executive Search
	North America	EMEA	Asia Pacific	Subtotal	Hay Group	Futurestep	Consolidated
	(in thousands)
Balance as of May 1, 2015.	$49,603	$45,922	$972	$96,497	$129,549	$28,394	$254,440
Additions	—	—	—	—	335,921	—	335,921
Exchange rate fluctuations.	(1,283)	271	—	(1,012)	467	256	(289)

Balance as of April 30, 2016.	48,320	46,193	972	95,485	465,937	28,650	590,072
Adjustments	—	—	—	—	(8,179)	—	(8,179)
Exchange rate fluctuations.	(2,119)	(1,217)	—	(3,336)	(517)	(1,175)	(5,028)

Balance as of April 30, 2017.	$46,201	$44,976	$972	$92,149	$457,241	$27,475	$576,865

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Intangible assets include the following:

	April 30, 2017			April 30, 2016
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$125,099	$(31,094)	$94,005	$125,099	$(19,910)	$105,189
Intellectual property	33,100	(16,994)	16,106	33,100	(13,281)	19,819
Proprietary databases	4,256	(3,202)	1,054	4,256	(2,777)	1,479
Trademarks	3,986	(3,986)	—	3,986	(3,986)	—
Non-compete agreements	910	(833)	77	910	(753)	157

Total	$167,351	$(56,109)	111,242	$167,351	$(40,707)	126,644

Unamortized intangible assets:
Trademarks			106,000			106,000
Exchange rate fluctuations			77			383

Total Intangible assets			$217,319			$233,027

Acquisition-related intangible assets acquired in fiscal 2016 in connection with the acquisition of Legacy Hay consists of customer lists and intellectual property of $84.0 million and $10.2 million, respectively, with weighted-average useful lives from the date of purchase of 11 years and seven years, respectively. Acquisition-related intangible assets not subject to amortization acquired in connection with the acquisition of Legacy Hay consists of trademarks of $102.2 million.

Amortization expense for amortized intangible assets was $15.4 million, $11.7 million and $8.2 million during fiscal 2017, 2016 and 2015, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2018	$14,742
2019	13,487
2020	13,204
2021	13,280
2022	13,269
Thereafter	43,260

$111,242

All amortizable intangible assets will be fully amortized by the end of fiscal 2031.

14. Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2030. Total rental expense during fiscal 2017, 2016 and 2015 amounted to $56.8 million, $45.5 million and $38.0 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2018	$62,384
2019	57,812
2020	54,817
2021	50,418
2022	44,100
Thereafter	145,284

$414,815

Employment Agreements

The Company has a policy of entering into offer letters of employment or letters of promotion with vice presidents which provide for an annual base salary and discretionary and incentive bonus payments. Certain key vice presidents who typically have been employed by the Company for several years may also have a standard form employment agreement. Upon termination without cause, the Company is required to pay the amount of severance due under the employment agreement, if any. The Company also requires its vice presidents to agree in their employment letters and their employment agreement, if applicable, not to compete with the Company during the term of their employment, and for a certain period after their employment ends.

Litigation

From time to time, the Company has been and is involved in litigation incidental to its business. The Company is currently not a party to any litigation which, if resolved adversely against the Company, would, in the opinion of management, after consultation with legal counsel, have a material adverse effect on the Company’s business, financial position or results of operations.

15. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statement of income data for the quarters in fiscal 2017 and 2016. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2017				Fiscal 2016
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$406,065	$381,918	$401,917	$375,621	$399,960	$344,158	$280,600	$267,394
Operating income (loss)	$32,834	$30,542	$46,548	$4,516	$4,842	$(14,067)	$29,013	$32,904
Net income (loss)	$27,736	$24,378	$31,056	$4,068	$6,375	$(15,995)	$17,971	$23,082
Net income (loss) attributable to Korn/Ferry International	$26,924	$23,897	$30,152	$3,208	$5,855	$(15,995)	$17,971	$23,082
Net earnings (loss) per common share:
Basic.	$0.48	$0.42	$0.53	$0.06	$0.10	$(0.30)	$0.36	$0.46
Diluted.	$0.47	$0.42	$0.52	$0.06	$0.10	$(0.30)	$0.35	$0.46

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2017 (continued)

16. Subsequent Events

Quarterly Dividend Declaration

On June 20, 2017, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on July 14, 2017 to holders of the Company’s common stock of record at the close of business on June 30, 2017. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS April 30, 2017

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	(Charges) Recoveries to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2017	$11,292	$12,987	$(415)	$(8,409)	$15,455
Year Ended April 30, 2016	$9,958	$8,570	$(270)	$(6,966)	$11,292
Year Ended April 30, 2015	$9,513	$7,741	$(693)	$(6,603)	$9,958
Deferred tax asset valuation allowance:
Year Ended April 30, 2017	$22,030	$7,931	$—	$(8,683)	$21,278
Year Ended April 30, 2016	$21,608	$18,993	$—	$(18,571)	$22,030
Year Ended April 30, 2015	$26,969	$2,537	$—	$(7,898)	$21,608

(1)	Exchange rate fluctuations.
(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.