Form 10-Q
period 2017-07-31
KORN FERRY INTERNATIONAL
filed 2017-09-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 001-14505

KORN/FERRY INTERNATIONAL

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067

(Address of principal executive offices) (Zip Code)

(310) 552-1834

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

The number of shares outstanding of our common stock as of September 5, 2017 was 56,492,489 shares.

KORN/FERRY INTERNATIONAL

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2017	April 30, 2017
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$282,019	$410,882
Marketable securities	11,651	4,363
Receivables due from clients, net of allowance for doubtful accounts of $16,088 and $15,455 at July 31, 2017 and April 30, 2017, respectively	365,657	345,314
Income taxes and other receivables	44,035	31,573
Prepaid expenses and other assets	62,525	51,542

Total current assets	765,887	843,674
Marketable securities, non-current	114,608	115,574
Property and equipment, net	112,787	109,567
Cash surrender value of company owned life insurance policies, net of loans	113,866	113,067
Deferred income taxes, net	19,387	20,175
Goodwill	583,265	576,865
Intangible assets, net	213,910	217,319
Investments and other assets	90,617	66,657

Total assets	$2,014,327	$2,062,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$32,658	$37,481
Income taxes payable	7,204	4,526
Compensation and benefits payable	145,752	248,354
Term loan	19,754	19,754
Other accrued liabilities	153,386	148,464

Total current liabilities	358,754	458,579

Deferred compensation and other retirement plans	220,894	219,905
Term loan, non-current	231,284	236,222
Deferred tax liabilities	18,758	7,014
Other liabilities	55,886	54,130

Total liabilities	885,576	975,850

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 71,480 and 70,811 shares issued at July 31, 2017 and April 30, 2017, respectively, and 57,246 and 56,938 shares outstanding at July 31, 2017 and April 30, 2017, respectively	694,146	692,527
Retained earnings	485,194	461,976
Accumulated other comprehensive loss, net	(54,691)	(71,064)

Total Korn/Ferry International stockholders’ equity	1,124,649	1,083,439
Noncontrolling interest	4,102	3,609

Total stockholders’ equity	1,128,751	1,087,048

Total liabilities and stockholders’ equity	$2,014,327	$2,062,898

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended July 31,
	2017	2016
	(in thousands, except per share data)
Fee revenue	$401,254	$375,621
Reimbursed out-of-pocket engagement expenses	13,663	17,312

Total revenue	414,917	392,933

Compensation and benefits	273,954	262,967
General and administrative expenses	58,261	55,342
Reimbursed expenses	13,663	17,312
Cost of services	15,813	16,832
Depreciation and amortization	12,209	11,444
Restructuring charges, net	280	24,520

Total operating expenses	374,180	388,417

Operating income	40,737	4,516
Other income, net	3,532	4,259
Interest expense, net	(2,660)	(3,061)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	41,609	5,714
Equity in earnings of unconsolidated subsidiaries, net	30	79
Income tax provision	12,210	1,725

Net income	29,429	4,068
Net income attributable to noncontrolling interest	(388)	(860)

Net income attributable to Korn/Ferry International	$29,041	$3,208

Earnings per common share attributable to Korn/Ferry International:
Basic	$0.52	$0.06

Diluted	$0.51	$0.06

Weighted-average common shares outstanding:
Basic	55,795	56,189

Diluted	56,403	56,576

Cash dividends declared per share:	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended July 31,
	2017	2016
	(in thousands, except per share data)

Net income	$29,429	$4,068

Other comprehensive income (loss):
Foreign currency translation adjustments	16,189	(13,274)
Deferred compensation and pension plan adjustments, net of tax	352	462
Net unrealized loss on interest rate swap, net of tax	(63)	—

Comprehensive income (loss)	45,907	(8,744)
Less: comprehensive income attributable to noncontrolling interest	(493)	(714)

Comprehensive income (loss) attributable to Korn/Ferry International	$45,414	$(9,458)

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$29,429	$4,068
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,209	11,444
Stock-based compensation expense	4,696	4,915
Provision for doubtful accounts	3,070	2,577
Gain on cash surrender value of life insurance policies	(2,485)	(2,498)
Gain on marketable securities	(3,429)	(3,915)
Deferred income taxes	8,562	5,410
Change in other assets and liabilities:
Deferred compensation	8,288	(5,866)
Receivables due from clients	(23,413)	(28,586)
Income tax and other receivables	(10,930)	(8,093)
Prepaid expenses and other assets	(10,983)	(10,066)
Investment in unconsolidated subsidiaries	(30)	(79)
Income taxes payable	6,463	(4,014)
Accounts payable and accrued liabilities	(109,034)	(93,866)
Other	(21,986)	(7,137)

Net cash used in operating activities	(109,573)	(135,706)

Cash flows from investing activities:
Purchase of property and equipment	(9,529)	(15,079)
Cash paid for acquisition, net of cash acquired	—	(2,880)
Purchase of marketable securities	(4,600)	(5,430)
Proceeds from sales/maturities of marketable securities	1,734	13,764
Premium on company-owned life insurance policies	(403)	(401)
Proceeds from life insurance policies	971	—
Dividends received from unconsolidated subsidiaries	60	230

Net cash used in investing activities	(11,767)	(9,796)

Cash flows from financing activities:
Proceeds from term loan facility	—	275,000
Principal payment on term loan facility	(5,156)	(140,000)
Payment of contingent consideration from acquisition	(485)	(1,070)
Repurchases of common stock	(4,026)	—
Payments of tax withholdings on restricted stock	(3,346)	(4,161)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,984	2,430
Dividends paid to shareholders	(5,823)	(5,909)
Payments on life insurance policy loans	(414)	—

Net cash (used in) provided by financing activities	(15,266)	126,290

Effect of exchange rate changes on cash and cash equivalents	7,743	(9,967)

Net decrease in cash and cash equivalents	(128,863)	(29,179)
Cash and cash equivalents at beginning of period	410,882	273,252

Cash and cash equivalents at end of period	$282,019	$244,073

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017

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

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2017 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method.

The Company has control of a Mexico subsidiary and consolidates the operations of this subsidiary. Noncontrolling interest, which represents the Company’s 51% noncontrolling interest in the Mexico subsidiary, is reflected on the Company’s consolidated financial statements.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of product services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing (“RPO”) services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) is recognized as services are rendered for consulting engagements and other time-based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of July 31, 2017 and April 30, 2017, the Company included deferred revenue of $93.6 million and $95.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2017 and April 30, 2017, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income, net.

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

As of July 31, 2017 and April 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

contracts and interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts or the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Foreign Currency Forward Contracts Not Designated as Hedges

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts is recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statements of income.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2017, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment as of July 31, 2017 and April 30, 2017 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2017 and April 30, 2017, there were no indicators of impairment with respect to the Company’s intangible assets.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $41.6 million and $42.4 million during the three months ended July 31, 2017 and 2016, respectively, included in compensation and benefits expense in the consolidated statements of income.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits. Investments and other assets include long-term retention awards that are generally amortized over four to five years.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016, and were adopted by the Company effective May 1, 2017. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes in the current year compared to recording it previously as a component of equity. Additional amendments to the accounting for income taxes and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company elected to apply the presentation for cash flows related to excess tax benefits retrospectively for all periods presented which resulted in a decrease to cash used in operations and cash provided by financing activities of $0.3 million for the three months ended July 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity. The Company elected to account for forfeitures as they occur, rather than estimating the expected forfeitures over the vesting period. This election did not have an impact on the consolidated financial statements.

Recently Proposed Accounting Standards

In May 2014, the FASB issued guidance that supersedes revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under the new guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The guidance permits two transition methods of adoption 1) the full retrospective method, in which case the standard would be applied to all reporting periods presented, or 2) the modified retrospective method, with a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB decided to approve a one-year deferral of the effective date as well as providing an option to early adopt the standard on the original effective date. This new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The Company has organized a team and developed a project plan to guide the implementation. The project plan includes working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard. The Company is currently in the process of developing an updated accounting policy utilizing a bottoms-up approach by reviewing our current contracts with customers by various revenue streams, evaluating new disclosure requirements and identifying and implementing appropriate changes to business processes, systems and controls to support revenue recognition and disclosure under the new standard. The Company is still evaluating the impact of ASU No. 2014-09 on our financial statements. Based on our evaluation to date, under the new standard revenue on the majority of our contracts will continue to be recognized over time as services are rendered. In addition, capitalization of costs associated with obtaining contracts will be required upon adoption of the new standard. The Company expects to finalize the evaluation in upcoming quarters and will provide updates on our progress including decisions made on method of adoption in future filings.

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company plans to adopt this guidance in fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied using a retrospective transition method. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are effective for annual years beginning after December 15, 2017, including interim periods, with early adoption permitted. The Company plans to adopt this guidance in its fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied prospectively. The adoption of this guidance is not anticipated to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the adoption timeline and the effects that the standard will have on the consolidated financial statements.

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

In May 2017, the FASB issued guidance clarifying the scope of modification accounting for stock compensation. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The Company is currently evaluating the impact of adopting this guidance.

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

During the three months ended July 31, 2017 and 2016, restricted stock awards of 0.6 million and 0.5 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2017	2016
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$29,041	$3,208
Less: distributed and undistributed earnings to nonvested restricted stockholders	288	44

Basic net earnings attributable to common stockholders	28,753	3,164
Add: undistributed earnings to nonvested restricted stockholders	232	—
Less: reallocation of undistributed earnings to nonvested restricted stockholders	230	—

Diluted net earnings attributable to common stockholders	$28,755	$3,164

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,795	56,189
Effect of dilutive securities:
Restricted stock	588	316
Stock options	12	60
ESPP	8	11

Diluted weighted-average number of common shares outstanding	56,403	56,576

Net earnings per common share:
Basic earnings per share	$0.52	$0.06

Diluted earnings per share	$0.51	$0.06

3. Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the three months ended July 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2017	$1,083,439	$3,609	$1,087,048
Comprehensive income (loss):
Net income	29,041	388	29,429
Foreign currency translation adjustments	16,084	105	16,189
Deferred compensation and pension plan adjustments, net of tax	352	—	352
Net unrealized loss on interest rate swap, net of tax	(63)	—	(63)
Dividends paid to shareholders	(5,823)	—	(5,823)
Purchase of stock	(7,372)	—	(7,372)
Issuance of stock	4,586	—	4,586
Stock-based compensation	4,405	—	4,405

Balance as of July 31, 2017	$1,124,649	$4,102	$1,128,751

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

The following table summarizes the changes in stockholders’ equity for the three months ended July 31, 2016:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2016	$1,045,300	$2,001	$1,047,301
Comprehensive income (loss):
Net income	3,208	860	4,068
Foreign currency translation adjustments	(13,128)	(146)	(13,274)
Deferred compensation and pension plan adjustments, net of tax	462	—	462
Dividends paid to shareholders	(5,909)	—	(5,909)
Purchase of stock	(4,161)	—	(4,161)
Issuance of stock	2,784	—	2,784
Stock-based compensation	4,739	—	4,739
Tax benefit from exercise of stock options and vesting of restricted stock	332	—	332

Balance as of July 31, 2016	$1,033,627	$2,715	$1,036,342

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

The components of accumulated other comprehensive loss were as follows:

	July 31, 2017	April 30, 2017
	(in thousands)
Foreign currency translation adjustments	$(39,275)	$(55,359)
Deferred compensation and pension plan adjustments, net of tax	(14,775)	(15,127)
Interest rate swap unrealized loss, net of taxes	(641)	(578)

Accumulated other comprehensive loss, net	$(54,691)	$(71,064)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (losses) on interest rate swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2017	$(55,359)	$(15,127)	$(578)	$(71,064)
Unrealized gains (losses) arising during the period	16,084	—	(234)	15,850
Reclassification of realized net losses to net income	—	352	171	523

Balance as of July 31, 2017	$(39,275)	$(14,775)	$(641)	$(54,691)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended July 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2016	$(36,339)	$(21,572)	$(57,911)
Unrealized losses arising during the period	(13,128)	—	(13,128)
Reclassification of realized net losses to net income	—	462	462

Balance as of July 31, 2016	$(49,467)	$(21,110)	$(70,577)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.3 million for the three months ended July 31, 2017 and 2016, respectively.
(2)	The tax effect on unrealized (losses) was $0.1 million for the three months ended July 31, 2017. The tax effect on the reclassification of realized net losses to net income was $0.1 million for the three months ended July 31, 2017.

5. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Restricted stock	$4,405	$4,739
ESPP	291	176

Total stock-based compensation expense, pre-tax	4,696	4,915
Tax benefit from stock-based compensation expense	(1,378)	(1,484)

Total stock-based compensation expense, net of tax	$3,318	$3,431

Stock Incentive Plans

At the Company’s 2016 Annual Meeting of Stockholders, held on October 6, 2016, the Company’s stockholders approved an amendment and restatement to the Korn/Ferry International Amended and Restated 2008 Stock Incentive Plan (the 2016 amendment and restatement being “The Third A&R 2008 Plan”), which among other things, increased the number of shares under the plan by 5,500,000 shares, increasing the current maximum number of shares that may be issued under the plan to 11,200,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Third A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based or market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof. Under the Third A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 2.3 times as much as stock options.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

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

Restricted stock activity during the three months ended July 31, 2017 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2017	1,581	$29.74
Granted	574	$34.10
Vested	(368)	$26.32
Forfeited/expired	(62)	$33.19

Non-vested, July 31, 2017	1,725	$31.79

As of July 31, 2017, there were 0.7 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $11.0 million and $7.0 million, respectively.

As of July 31, 2017, there was $42.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. During the three months ended July 31, 2017 and 2016, 97,483 shares and 185,754 shares of restricted stock totaling $3.3 million and $4.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2017 and 2016, employees purchased 116,285 shares at $29.35 per share and 114,011 shares at $17.60 per share, respectively. As of July 31, 2017, the ESPP had approximately 1.2 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2017 and 2016, the Company issued 41,075 shares and 32,470 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.6 million and $0.4 million, respectively.

During the three months ended July 31, 2017, the Company repurchased (on the open market) 119,356 shares of the Company’s common stock for $4.0 million. No shares were repurchased during the three months ended July 31, 2016, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

6. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2017 and April 30, 2017:

	July 31, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities	Income Taxes & Other Receivables
	(in thousands)

Level 1:
Cash	$280,961	$—	$—	$280,961	$280,961	$—	$—	$—	$—
Money market funds	1,058	—	—	1,058	1,058	—	—	—	—
Mutual funds (1)	117,222	9,533	(496)	126,259	—	11,651	114,608	—	—

Total	$399,241	$9,533	$(496)	$408,278	$282,019	$11,651	$114,608	$—	$—

Level 2:
Foreign currency forward contracts	$—	$386	$(400)	$(14)	$—	$—	$—	$(315)	$301
Interest rate swap	$—	$—	$(1,050)	$(1,050)	$—	$—	$—	$(1,050)	$—

	April 30, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities	Income Taxes & Other Receivables
	(in thousands)

Level 1:
Cash	$409,824	$—	$—	$409,824	$409,824	$—	$—	$—	$—
Money market funds	1,058	—	—	1,058	1,058	—	—	—	—
Mutual funds (1)	113,818	6,697	(578)	119,937	—	4,363	115,574	—	—

Total	$524,700	$6,697	$(578)	$530,819	$410,882	$4,363	$115,574	$—	$—

Level 2:
Foreign currency forward contracts	$—	$129	$(846)	$(717)	$—	$—	$—	$(717)	$—
Interest rate swap	$—	$—	$(947)	$(947)	$—	$—	$—	$(947)	$—

(1)	These investments are held in trust for settlement of the Company’s vested obligations of $116.2 million and $99.5 million as of July 31, 2017 and April 30, 2017, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). During the three months ended July 31, 2017 and 2016, the fair value of the investments increased; therefore, the Company recognized income of $3.4 million and $3.9 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of July 31, 2017 and April 30, 2017, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. As of July 31, 2017, the notional amount was $127.2 million. The interest rate swap agreement matures on June 15, 2021, and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	July 31, 2017	April 30, 2017
	(in thousands)
Derivative liability:
Interest rate swap contract	$1,050	$947

During the three months ended July 31, 2017, the Company recognized the following losses on the interest rate swap:

July 31, 2017
(in thousands)
Losses recognized in other comprehensive income (net of tax effects of $149)	$234
Losses reclassified from accumulated other comprehensive income into interest expense, net	280

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.7 million of derivative losses included in accumulated other comprehensive income as of July 31, 2017 will be reclassified into other expense within the following 12 months. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Non-Designated Derivatives – Foreign Currency Forward Contracts

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2017	April 30, 2017
	(in thousands)
Derivative assets:
Total gross amount of foreign currency forward contracts	$386	$—
Gross derivatives offset on the balance sheet (1)	(85)	—

Net amounts presented on the balance sheet	$301	$—

Derivative liabilities:
Total gross amount of foreign currency forward contracts	$400	$846
Gross derivatives offset on the balance sheet (1)	(85)	(129)

Net amounts presented on the balance sheet	$315	$717

(1)	These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value of adjustments related to our counterparty credit risk.

As of July 31, 2017, the total notional amounts of the forward contracts purchased and sold were $12.2 million and $67.2 million, respectively. As of April 30, 2017, the total notional amounts of the forward contracts purchased and sold were $19.4 million and $70.0 million, respectively. During the three months ended July 31, 2017, the Company incurred losses of $2.6 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The Company incurred an immaterial net gain related to forward contracts during the three months ended July 31, 2016. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

7. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions. Among these plans is a defined benefit pension plan for certain Hay Group employees in the United States. The assets of this plan are held separately from the assets of the sponsors in self-administered funds. The plan is funded consistent with local statutory requirements and the Company expects to contribute $0.2 million to this plan during fiscal 2018. All other defined benefit obligations from other plans are unfunded.

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2017	2016
	(in thousands)
Service cost	$2,126	$609
Interest cost	959	1,062
Amortization of actuarial loss	577	763
Expected return on plan assets (1)	(399)	(390)

Net periodic benefit costs	$3,263	$2,044

(1)	The expected long-term rate of return on plan assets is 6.50% for July 31,2017 and 2016.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $180.7 million and $180.3 million is offset by outstanding policy loans of $66.8 million and $67.2 million in the accompanying consolidated balance sheets as of July 31, 2017 and April 30, 2017, respectively. The CSV value of the underlying COLI investments increased by $2.5 million during the three months ended July 31, 2017 and 2016, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis or make an after-tax contribution. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four- to five-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over one to 15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2017 and 2016, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $3.7 million and $3.2 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $3.4 million and $3.9 million during the three months ended July 31, 2017 and 2016, respectively, recorded in other income, net on the consolidated statements of income (see Note 6—Financial Instruments).

8. Restructuring Charges, Net

During fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay on December 1, 2015. The Company continued the implementation of the fiscal 2016 restructuring plan in fiscal 2018 in order to integrate the Hay Group entities that were acquired in fiscal 2016 by consolidating premises. This resulted in restructuring charges of $0.3 million in the three months ended July 31, 2017, all of which relates to consolidation of premises.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

Changes in the restructuring liability during the three months ended July 31, 2017 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2017	$5,341	$8,354	$13,695
Restructuring charges, net	—	280	280
Reductions for cash payments	(2,602)	(1,464)	(4,066)
Exchange rate fluctuations	165	244	409

Liability as of July 31, 2017	$2,904	$7,414	$10,318

As of July 31, 2017 and April 30, 2017, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $4.0 million and $4.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	July 31, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$40	$242	$282
Europe, Middle East and Africa (“EMEA”)	204	—	204
Asia Pacific	—	3	3
Latin America	—	49	49

Total Executive Search	244	294	538
Hay Group	2,660	6,991	9,651
Futurestep	—	129	129

Liability as of July 31, 2017	$2,904	$7,414	$10,318

	April 30, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$134	$250	$384
Europe, Middle East and Africa	393	—	393
Asia Pacific	—	6	6
Latin America	—	87	87

Total Executive Search	527	343	870
Hay Group	4,814	7,879	12,693
Futurestep	—	132	132

Liability as of April 30, 2017	$5,341	$8,354	$13,695

9. Business Segments

The Company currently operates in three global businesses: Executive Search, Hay Group and Futurestep. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses four fundamental needs: Talent Strategy, Succession Management, Leadership Development, and Rewards, Motivation and Engagement, all underpinned by a comprehensive array of world-leading intellectual property, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA. For the three months ended July 31, 2016, Adjusted EBITDA includes deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that the Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue.

Financial highlights by business segment are as follows:

	Three Months Ended July 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$91,833	$40,121	$21,578	$7,659	$161,191	$179,453	$60,610	$—	$401,254
Total revenue	$95,205	$41,058	$21,880	$7,664	$165,807	$183,296	$65,814	$—	$414,917

Net income attributable to Korn/Ferry International									$29,041
Net income attributable to noncontrolling interest									388
Other income, net									(3,532)
Interest expense, net									2,660
Equity in earnings of unconsolidated subsidiaries, net									(30)
Income tax provision									12,210

Operating income (loss)	$21,995	$6,675	$3,141	$1,026	$32,837	$19,083	$8,237	$(19,420)	40,737
Depreciation and amortization	949	428	320	107	1,804	8,085	796	1,524	12,209
Other income (loss), net	282	56	105	20	463	32	8	3,029	3,532
Equity in earnings of unconsolidated subsidiaries, net	30	—	—	—	30	—	—	—	30

EBITDA	23,256	7,159	3,566	1,153	35,134	27,200	9,041	(14,867)	56,508
Restructuring charges, net	—	—	40	—	40	240	—	—	280
Integration/acquisition cost	—	—	—	—	—	2,549	—	39	2,588

Adjusted EBITDA	$23,256	$7,159	$3,606	$1,153	$35,174	$29,989	$9,041	$(14,828)	$59,376

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

	Three Months Ended July 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$174,582	$54,678	$—	$375,621
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$178,117	$54,678	$—	$379,156

Total revenue	$85,425	$36,249	$20,180	$9,614	$151,468	$181,508	$59,957	$—	$392,933

Net income attributable to Korn/Ferry International									$3,208
Net income attributable to noncontrolling interest									860
Other income, net									(4,259)
Interest expense, net									3,061
Equity in earnings of unconsolidated subsidiaries, net									(79)
Income tax provision									1,725

Operating income (loss)	$16,468	$6,027	$2,102	$2,330	$26,927	$(7,743)	$7,513	$(22,181)	4,516
Depreciation and amortization	830	211	225	114	1,380	8,016	623	1,425	11,444
Other income (loss), net	288	24	87	73	472	235	(2)	3,554	4,259
Equity in earnings of unconsolidated subsidiaries, net	79	—	—	—	79	—	—	—	79

EBITDA	17,665	6,262	2,414	2,517	28,858	508	8,134	(17,202)	20,298
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	4,264	—	3,763	8,027
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$19,371	$6,390	$3,036	$2,877	$31,674	$29,795	$8,134	$(13,223)	$56,380

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three months ended July 31, 2017 and 2016, the average rate on the Term Facility was 2.34% and 2.40%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totaling $5.2 million made during the three months ended July 31, 2017. As of July 31, 2017, $254.4 million was outstanding under the Term Facility compared to $259.5 million as of April 30, 2017. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $3.4 million and $3.5 million as of July 31, 2017 and April 30, 2017, respectively. The fair value of the Company’s Term Facility is based on borrowing rates

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2017 (continued)

currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of July 31, 2017, the Company was in compliance with its debt covenants.

As of July 31, 2017 and April 30, 2017, the Company had no borrowings under the Revolver. The Company had $3.0 million of standby letters of credits issued under its long-term debt arrangements as of July 31, 2017 and April 30, 2017. The Company had a total of $8.8 million and $8.1 million of standby letters of credits with other financial institutions as of July 31, 2017 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

11. Subsequent Events

Quarterly Dividend Declaration

On September 5, 2017, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of October 13, 2017 to holders of the Company’s common stock of record at the close of business on September 27, 2017. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality, and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is the preeminent global people and organizational advisory firm. Our services include Executive Search, advisory solutions and products through Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. The Company also operates a Corporate segment to record global expenses of the Company. Approximately 71% of the executive searches we performed in fiscal 2017 were for board level, chief executive and other senior executive and general management positions. Our 3,589 executive search clients in fiscal 2017 included many of the world’s largest and most prestigious public and private companies, including approximately 57% of the Fortune 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 82% of assignments performed (without giving effect to Legacy Hay assignments) during fiscal 2017 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 61% of our revenues were generated from clients that utilize multiple lines of business.

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

During fiscal 2017, we continued the implementation of our fiscal 2016 restructuring plan in order to rationalize our cost structure by eliminating redundant positions and real estate that were created due to the acquisition of Legacy Hay in December 2015. In particular, the majority of our efforts in fiscal 2016 were focused on activities associated with integration of our go-to-market activities, our intellectual property and content, our solution sets and service offerings, and our back office systems and business processes. During the three months ended July 31, 2016, we recorded $24.5 million in restructuring charges with $11.5 million of severance costs and $13.0 million relating to consolidation of premises. During the three months ended July 31, 2017, we recorded $0.3 million of restructuring charges relating to the consolidation of premises.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 9 — Business Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the three months ended July 31, 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. During the three months ended July 31, 2017, management no longer has adjusted fee revenue.

Adjusted EBITDA and EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items that may not be indicative of Korn Ferry’s ongoing operating results. Korn Ferry includes these non-GAAP financial measures because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA. Management further believes that EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

Similarly, adjusted fee revenue is a non-GAAP financial measure. Adjusted fee revenue is not a measure that substitutes an individually tailored revenue recognition or measurement method for those of GAAP; rather, it is an adjustment for a short period of time that will provide better comparability in the current and future periods. Management believes the presentation of adjusted fee revenue assists management in its evaluation of ongoing operations and provides useful information to investors because it allows investors to make more meaningful period-to-period comparisons of the Company’s operating results, to better identify operating trends that may otherwise be distorted by write-offs required under business combination accounting and to perform related trend analysis, and provides a higher degree of transparency of information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making.

Fee revenue increased $25.7 million, or 7%, in the three months ended July 31, 2017 to $401.3 million compared to $375.6 million in the three months ended July 31, 2016, with increases in fee revenue in all business segments. During the three months ended July 31, 2017, we recorded operating income of $40.7 million with Executive Search, Hay Group and Futurestep segments contributing $32.8 million, $19.1 million and $8.2 million, respectively, offset by Corporate expenses of $19.4 million. Net income attributable to Korn Ferry during the three months ended July 31, 2017 was $29.0 million compared to $3.2 million for the three months ended July 31, 2016, an increase of $25.8 million over the year-ago quarter. Adjusted EBITDA was $59.4 million during the three months ended July 31, 2017 with Executive Search, Hay Group and Futurestep segments contributing $35.2 million, $30.0 million, and $9.0 million, respectively, offset by Corporate expenses net of other income of $14.8 million. Adjusted EBITDA increased $3.0 million during the three months ended July 31, 2017, from Adjusted EBITDA of $56.4 million in the year-ago quarter.

Our cash, cash equivalents and marketable securities decreased $122.5 million, or 23%, to $408.3 million at July 31, 2017, compared to $530.8 million at April 30, 2017. This decrease is mainly due to bonuses earned in fiscal 2017 and paid during the first quarter of fiscal 2018, sign-on and retention payments, $9.5 million in payments for the purchase of fixed assets, $5.8 million in dividends paid during first quarter of fiscal 2018, $5.2 million in principal payments on our term loan and $4.0 million in stock repurchases in the open market, partially offset by cash provided by operating activities. As of July 31, 2017, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $117.2 million and a fair value of $126.3 million. Our vested obligations for which these assets were held in trust totaled $116.2 million as of July 31, 2017 and our unvested obligations totaled $25.3 million.

Our working capital increased by $22.0 million to $407.1 million in the three months ended July 31, 2017. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at July 31, 2017 and April 30, 2017. As of July 31, 2017 and April 30, 2017, there was $3.0 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $8.8 million and $8.1 million of standby letters of credits with other financial institutions as of July 31, 2017 and April 30, 2017, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2017	2016
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.4	4.6

Total revenue	103.4	104.6
Compensation and benefits	68.3	70.0
General and administrative expenses	14.5	14.7
Reimbursed expenses	3.4	4.6
Cost of services	3.9	4.5
Depreciation and amortization	3.0	3.0
Restructuring charges, net	0.1	6.5

Operating income	10.2	1.2

Net income	7.3%	1.1%

Net income attributable to Korn/Ferry International	7.2%	0.9%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2017		2016
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$91,833	22.9%	$81,802	21.8%
EMEA	40,121	10.0	35,370	9.4
Asia Pacific	21,578	5.4	19,626	5.2
Latin America	7,659	1.9	9,563	2.5

Total Executive Search	161,191	40.2	146,361	39.0
Hay Group	179,453	44.7	174,582	46.5
Futurestep	60,610	15.1	54,678	14.6

Total fee revenue	401,254	100.0%	375,621	100.0%

Reimbursed out-of-pocket engagement expense	13,663		17,312

Total revenue	$414,917		$392,933

	Three Months Ended July 31,
	2017		2016
	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive Search:
North America	$21,995	24.0%	$16,468	20.1%
EMEA	6,675	16.6	6,027	17.0
Asia Pacific	3,141	14.6	2,102	10.7
Latin America	1,026	13.4	2,330	24.4

Total Executive Search	32,837	20.4	26,927	18.4
Hay Group	19,083	10.6	(7,743)	(4.4)
Futurestep	8,237	13.6	7,513	13.7
Corporate	(19,420)		(22,181)

Total operating income	$40,737	10.2%	$4,516	1.2%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$91,833	$40,121	$21,578	$7,659	$161,191	$179,453	$60,610	$—	$401,254

Total revenue	$95,205	$41,058	$21,880	$7,664	$165,807	$183,296	$65,814	$—	$414,917

Net income attributable to Korn/Ferry International									$29,041
Net income attributable to noncontrolling interest									388
Other income, net									(3,532)
Interest expense, net									2,660
Equity in earnings of unconsolidated subsidiaries, net									(30)
Income tax provision									12,210

Operating income (loss)	$21,995	$6,675	$3,141	$1,026	$32,837	$19,083	$8,237	$(19,420)	40,737
Depreciation and amortization	949	428	320	107	1,804	8,085	796	1,524	12,209
Other income (loss), net	282	56	105	20	463	32	8	3,029	3,532
Equity in earnings of unconsolidated subsidiaries, net	30	—	—	—	30	—	—	—	30

EBITDA	23,256	7,159	3,566	1,153	35,134	27,200	9,041	(14,867)	56,508

Restructuring charges, net	—	—	40	—	40	240	—	—	280
Integration/acquisition costs	—	—	—	—	—	2,549	—	39	2,588

Adjusted EBITDA	$23,256	$7,159	$3,606	$1,153	$35,174	$29,989	$9,041	$(14,828)	$59,376

Adjusted EBITDA margin	25.3%	17.8%	16.7%	15.1%	21.8%	16.7%	14.9%		14.8%

	Three Months Ended July 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$174,582	$54,678	$—	$375,621
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$81,802	$35,370	$19,626	$9,563	$146,361	$178,117	$54,678	$—	$379,156

Total revenue	$85,425	$36,249	$20,180	$9,614	$151,468	$181,508	$59,957	$—	$392,933

Net income attributable to Korn/Ferry International									$3,208
Net income attributable to noncontrolling interest									860
Other income, net									(4,259)
Interest expense, net									3,061
Equity in earnings of unconsolidated subsidiaries, net									(79)
Income tax provision									1,725

Operating income (loss)	$16,468	$6,027	$2,102	$2,330	$26,927	$(7,743)	$7,513	$(22,181)	4,516
Depreciation and amortization	830	211	225	114	1,380	8,016	623	1,425	11,444
Other income (loss), net	288	24	87	73	472	235	(2)	3,554	4,259
Equity in earnings of unconsolidated subsidiaries, net	79	—	—	—	79	—	—	—	79

EBITDA	17,665	6,262	2,414	2,517	28,858	508	8,134	(17,202)	20,298
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	4,264	—	3,763	8,027
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$19,371	$6,390	$3,036	$2,877	$31,674	$29,795	$8,134	$(13,223)	$56,380

Adjusted EBITDA margin	23.7%	18.1%	15.5%	30.1%	21.6%	16.7%	14.9%		14.9%

Three Months Ended July 31, 2017 Compared to Three Months Ended July 31, 2016

Fee Revenue

Fee Revenue. Fee revenue went up by $25.7 million, or 7%, to $401.3 million in the three months ended July 31, 2017 compared to $375.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $3.3 million, or 1%, in the three months ended July 31, 2017 compared to the year-ago quarter. The higher fee revenue was attributable to organic growth in all lines of business.

Executive Search. Executive Search reported fee revenue of $161.2 million, an increase of $14.8 million, or 10%, in the three months ended July 31, 2017 compared to $146.4 million in the year-ago quarter. As detailed below, Executive Search fee revenue was higher in North America, EMEA and Asia Pacific, partially offset by lower fee revenue in the Latin America region in the three months ended July 31, 2017 as compared to the year-ago quarter. The higher fee revenue in Executive Search was mainly due to a 12% increase in the number of engagements billed, offset by a 1% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2017 compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.2 million, or 1%, in the three months ended July 31, 2017, compared to the year-ago quarter.

North America reported fee revenue of $91.8 million, an increase of $10.0 million, or 12%, in the three months ended July 31, 2017 compared to $81.8 million in the year-ago quarter. North America’s fee revenue was higher due to a 9% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2017 compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from the industrial and technology sectors compared to the year-ago quarter, offset by a decline in fee revenue in the life sciences/healthcare and consumer goods sectors. The effect of exchange rates was minimal to fee revenue in the three months ended July 31, 2017, compared to the year-ago quarter.

EMEA reported fee revenue of $40.1 million, an increase of $4.7 million, or 13%, in the three months ended July 31, 2017 compared to $35.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 3%, in the three months ended July 31, 2017, compared to the year-ago quarter. The rest of the change in fee revenue was due to a 24% increase in the number of engagements billed, offset by a 6% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2017 compared to the year-ago quarter. The performance in the United Kingdom, Germany and Italy were the primary contributors to the increase in fee revenue in the three months ended July 31, 2017 compared to the year-ago quarter, offset by a decrease in fee revenue in the United Arab Emirates. In terms of business sectors, industrial, life sciences/healthcare and technology had the largest increase in fee revenue in the three months ended July 31, 2017 as compared to the year-ago quarter.

Asia Pacific reported fee revenue of $21.6 million, an increase of $2.0 million, or 10%, in the three months ended July 31, 2017 compared to $19.6 million in the year-ago quarter. The effect of exchange rates was minimal to fee revenue in the three months ended July 31, 2017, compared to the year-ago quarter. The increase in fee revenue was due to a 9% increase in the number of engagements billed and a 1% increase in the weighted-average fees billed per engagement (calculated using local currency) in the three months ended July 31, 2017 compared to the year-ago quarter. The performance in Australia and Japan were the primary contributors to the increase in fee revenue in the three months ended July 31, 2017 compared to the year-ago quarter, partially offset by a decline in fee revenue in Hong Kong. Industrial and financial services were the main sectors contributing to the increase in fee revenue in the three months ended July 31, 2017, as compared to the year-ago quarter.

Latin America reported fee revenue of $7.7 million, a decrease of $1.9 million, or 20%, in the three months ended July 31, 2017 compared to $9.6 million in the year-ago quarter. The effect of exchange rates was minimal to fee revenue in the three months ended July 31, 2017, compared to the year-ago quarter. The decrease is due to lower fee revenue in Mexico and Brazil in the three months ended July 31, 2017, compared to the year-ago quarter, partially offset by higher fee revenue in Chile. Consumer goods and financial services were the main sectors contributing to the decline in fee revenue, offset by the growth in technology sector in the three months ended July 31, 2017, compared to the year-ago quarter.

Hay Group. Hay Group reported fee revenue of $179.5 million, an increase of $4.9 million, or 3%, in the three months ended July 31, 2017 compared to $174.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.7 million, or 1%, compared to the year-ago quarter. Fee revenue from our products business was higher by $4.6 million in the three months ended July 31, 2017 compared to the year-ago quarter, with the remaining increase of $0.3 million generated by consulting services.

Futurestep. Futurestep reported fee revenue of $60.6 million, an increase of $5.9 million, or 11%, in the three months ended July 31, 2017 compared to $54.7 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $0.4 million, or 1%, in the three months ended July 31, 2017. Higher fee revenues in RPO and professional search of $5.2 million and $1.4 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $11.0 million, or 4%, to $274.0 million in the three months ended July 31, 2017 from $263.0 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits expenses by $1.8 million, or 1%, in the three months ended July 31, 2017 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to higher average headcount which contributed $13.9 million higher in salaries and related payroll taxes, partially offset by a decline of $3.0 million in integration costs compared to year-ago quarter.

Executive Search compensation and benefits expense increased by $8.8 million, or 9%, to $107.5 million in the three months ended July 31, 2017 compared to $98.7 million in the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $4.4 million due to an 8% increase in average headcount reflecting our continued growth-related investments back into the business. Also contributing to the increase in compensation and benefits expense was an increase of $1.9 million in expenses associated with our deferred compensation plans and a $1.6 million increase in amortization of long-term incentive awards compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 67% in both the three months ended July 31, 2017 and 2016.

Hay Group compensation and benefits expense decreased $1.3 million, or 1%, to $114.0 million in the three months ended July 31, 2017 from $115.3 million in the year-ago quarter. The change was primarily due to a decrease in integration costs of $1.7 million compared to year-ago quarter. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 64% in the three months ended July 31, 2017 compared to 66% in the year-ago quarter.

Futurestep compensation and benefits expense increased $5.0 million, or 13%, to $43.0 million in the three months ended July 31, 2017 from $38.0 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $5.0 million due to a 13% increase in the average headcount in the three months ended July 31, 2017 compared to the year-ago quarter. The higher average headcount was primarily driven by the need to service an increase in fee revenue in the RPO business. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 71% in the three months ended July 31, 2017 compared to 69% in the year-ago quarter.

Corporate compensation and benefits expense decreased by $1.6 million, or 15%, to $9.4 million in the three months ended July 31, 2017 from $11.0 million in the year-ago quarter. This decrease was mainly due to a decrease of $1.3 million in integration costs in the three months ended July 31, 2017 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased $3.0 million, or 5%, to $58.3 million in the three months ended July 31, 2017 compared to $55.3 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $0.6 million, or 1%, during the three months ended July 31, 2017 compared to the year-ago quarter. The increase in general and administrative expenses was due to foreign exchange loss of $1.4 million during the three months ended July 31, 2017 compared to a foreign exchange gain of $1.3 million during the year-ago quarter. The rest of the change in general and administrative expenses was due to increases of $1.3 million, $0.5 million and $0.5 million in premise and office expense, business development expenses and bad debt expenses, respectively, offset by a decline of $2.4 million in integration costs compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 15% in both the three months ended July 31, 2017 and 2016.

Executive Search general and administrative expenses increased $2.2 million, or 14%, to $18.3 million in the three months ended July 31, 2017 from $16.1 million in the year-ago quarter. General and administrative expenses increased of $1.1 million primarily due to generating foreign exchange gains during the year-ago quarter compared to being flat in the three months ended July 31, 2017. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the three months ended July 31, 2017 and 2016.

Hay Group general and administrative expenses increased $0.8 million, or 3%, to $24.9 million in the three months ended July 31, 2017 compared to $24.1 million in the year-ago quarter. The increase is primarily due to foreign exchange losses of $0.6 million during the three months ended July 31, 2017 compared to a foreign exchange gains of $0.5 million during the year-ago quarter. Hay Group general and administrative expenses, as a percentage of fee revenue, was 14% in both the three months ended July 31, 2017 and 2016.

Futurestep general and administrative expenses increased $1.0 million, or 18%, to $6.6 million in the three months ended July 31, 2017 from $5.6 million in the year-ago quarter. The increase was mainly due to increases of $0.5 million and $0.4 million in premise and office expense and bad debt expense, respectively, during the three months ended July 31, 2017 compared to the year-ago quarter. Such increases were due in large part to the increase in fee revenue in the three months ended July 31, 2017 compared the year-ago quarter. Futurestep general and administrative expenses, as a percentage of fee revenue, was 11% in the three months ended July 31, 2017 compared to 10% in the year-ago quarter.

Corporate general and administrative expenses decreased $1.0 million, or 11%, to $8.5 million in the three months ended July 31, 2017 compared to $9.5 million in the year-ago quarter. The decrease in general and administrative expenses was due to a decrease of $2.4 million in integration costs associated with the Legacy Hay acquisition, offset by the increase of $0.8 million and $0.5 million in legal and other professional expenses and foreign currency losses, respectively, during the three months ended July 31, 2017 compared to the three months ended July 31, 2016.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense decreased $1.0 million, or 6%, to $15.8 million in the three months ended July 31, 2017 compared to $16.8 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended July 31, 2017 and 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.2 million, an increase of $0.8 million, or 7%, in the three months ended July 31, 2017 compared to $11.4 million in the year-ago quarter. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the three months ended July 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate Legacy Hay entities that were acquired in fiscal 2016 and recorded $0.3 million of restructuring charges relating to the consolidation of premises.

During the three months ended July 31, 2016, the Company continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating premises. This resulted in restructuring charges of $24.5 million in the three months ended July 31, 2016, of which $11.5 million relates to severance and $13.0 million relates to consolidation of premises.

Operating Income

Operating income was $40.7 million in the three months ended July 31, 2017 as compared to $4.5 million in the year-ago quarter. This increase in operating income resulted from higher fee revenue of $25.7 million and a decrease in restructuring charges, net of $24.2 million, offset by increases of $11.0 million in compensation and benefits expense and $3.0 million in general and administrative expenses.

Executive Search operating income increased $5.9 million, or 22%, to $32.8 million in the three months ended July 31, 2017 as compared to $26.9 million in the year-ago quarter. The increase in Executive Search operating income was driven by increases in higher fee revenue of $14.8 million and a decrease in restructuring charges, net of $2.8 million, offset by increases in compensation and benefits expense, general and administrative expenses and depreciation and amortization expenses of $8.8 million $2.2 million and $0.4 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 20% in the three months ended July 31, 2017 as compared to 18% in the year-ago quarter.

Hay Group operating income was $19.1 million, an increase of $26.8 million, in the three months ended July 31, 2017 as compared to operating loss of $7.7 million in the year-ago quarter. The change was primarily driven by a decrease in restructuring charges, net of $21.2 million, an increase in fee revenue of $4.9 million and a decrease of $1.3 million in compensation and benefits expense, offset by an increase in general and administrative expenses of $0.8 million in the three months ended July 31, 2017 compared to the year-ago quarter. Hay Group operating income, as a percentage of fee revenue, was 11% in the three months ended July 31, 2017 compared to operating loss as a percentage of fee revenue of (4%) in the year-ago quarter.

Futurestep operating income was $8.2 million, an increase of $0.7 million, in the three months ended July 31, 2017 as compared to $7.5 million from the year-ago quarter. The increase operating income was driven by higher fee revenue of $5.9 million, offset by an increase in compensation and benefits expense of $5.0 million. Futurestep operating income, as a percentage of fee revenue, was 14% in both the three months ended July 31, 2017 and 2016.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $25.8 million to $29.0 million in the three months ended July 31, 2017 compared to $3.2 million in the year-ago quarter. The increase was due to higher total revenue of $22.0 million and lower operating expenses of $14.2 million, offset by an increase in income tax provision of $10.5 million due to higher profitability compared the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 7% for the three months ended July 31, 2017 as compared to 1% in the year-ago quarter.

Adjusted EBITDA

Adjusted EBITDA increased $3.0 million to $59.4 million in the three months ended July 31, 2017 as compared to $56.4 million in the year-ago quarter. This increase was driven by higher adjusted fee revenue of $22.1 million, offset by increases of $14.0 million in compensation and benefits expense and $5.4 million in general and administrative expenses. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in both the three months ended July 31, 2017 and 2016.

Executive Search Adjusted EBITDA increased $3.5 million, or 11%, to $35.2 million in the three months ended July 31, 2017 as compared to $31.7 million in the three months ended July 31, 2016. The increase was driven by higher fee revenue of $14.8 million, offset by increases of $8.8 million in compensation and benefits expense and $2.2 million in general and administrative expenses during the three months ended July 31, 2017 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 22% in both the three months ended July 31, 2017 and 2016.

Hay Group Adjusted EBITDA was $30.0 million in the three months ended July 31, 2017 as compared to $29.8 million in the year-ago quarter. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 17% in both the three months ended July 31, 2017 and 2016.

Futurestep Adjusted EBITDA was $9.0 million in the three months ended July 31, 2017 as compared to $8.1 million in the year-ago quarter. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the three months ended July 31, 2017 and 2016.

Other Income, Net

Other income, net was $3.5 million in the three months ended July 31, 2017 as compared to $4.3 million in the year-ago quarter. The decrease was primarily due to the change in the fair value of our marketable securities, which created a smaller gain during the three months ended July 31, 2017 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.7 million in the three months ended July 31, 2017 as compared to $3.1 million in the year-ago quarter. The decrease was mainly due to the write-off of $1.0 million in debt issuance costs in the year-ago quarter associated with our prior term facility, offset with the increase of $0.5 million in interest expense associated with the term loan facility that we entered into in fiscal 2017 to provide enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration.

Income Tax Provision

The provision for income tax was $12.2 million in the three months ended July 31, 2017 compared to $1.7 million in the year-ago quarter. This reflects a 29% and 30% effective tax rate for the three months ended July 31, 2017 and 2016, respectively.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2017 was $0.4 million compared to $0.9 million for the three months ended July 31, 2016.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic accretive merger and acquisition transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed in the “Risk Factors” sections of the Annual Report on Form 10-K for the fiscal year ending April 30, 2017. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. See Note 10 — Long-Term Debt for a description of the new credit facility. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. We had $3.0 million standby letters of credit issued under our long-term debt arrangements as of July 31, 2017 and April 30, 2017. We had a total of $8.8 million and $8.1 million of standby letters of credits with other financial institutions as of July 31, 2017 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the second quarter of fiscal 2017, we resumed repurchasing shares through this program. We repurchased approximately $4.0 million of the Company’s common stock during the three months ended July 31, 2017. As of July 31, 2017, $117.2 million remained available for common stock repurchases under our stock repurchase program. Any decision to continue to execute our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition, shares repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows, and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $408.3 million and $530.8 million as of July 31, 2017 and April 30, 2017, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $235.1 million and $245.1 million at July 31, 2017 and April 30, 2017, respectively. As of July 31, 2017 and April 30, 2017, we held $184.8 million and $165.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2018 and 2017 annual bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in the three months ended July 31, 2017. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of July 31, 2017 and April 30, 2017, marketable securities of $126.3 million (net of gross unrealized gains of $9.5 million and gross unrealized losses of $0.5 million) and $119.9 million (net of gross unrealized gains of $6.7 million and gross unrealized losses of $0.6 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $114.6 million and $115.6 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $116.2 million and $99.5 million as of July 31, 2017 and April 30, 2017, respectively. Unvested obligations under the deferred compensation plans totaled $25.3 million and $37.6 million as of July 31, 2017 and April 30, 2017, respectively.

The net increase in our working capital of $22.0 million as of July 31, 2017 compared to April 30, 2017 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset by decreases in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to the payment of annual bonuses earned in fiscal 2017 and paid during the first quarter of fiscal 2018, with cash and cash equivalents also decreasing due to sign-on and retention payments made during the quarter. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 61 days to 69 days (which is consistent with historical experience) from April 30, 2017 to July 31, 2017. Cash used in operating activities was $109.6 million in the three months ended July 31, 2017, a decrease of $26.1 million, compared to $135.7 million in the year-ago period.

Cash used in investing activities was $11.8 million in the three months ended July 31, 2017, an increase of $2.0 million, compared to $9.8 million in the year-ago quarter. Cash used in investing activities was higher primarily due cash used to purchase marketable securities net of sales/maturities of marketable securities in the three months ended July 31, 2017 compared to cash provided by sales/maturities of marketable securities net of purchase of marketable securities in the year-ago quarter, offset with the decrease in cash used to purchase property and equipment in connection with our co-location activities and the amount paid in the year-ago quarter related to the Legacy Hay acquisition.

Cash used in financing activities was $15.3 million in the three months ended July 31, 2017 compared to cash provided by financing activities of $126.3 million in the year-ago quarter. Cash used in financing activities increased primarily due to a decrease of $135.0 million in proceeds from our term loan facility net of pay-off of the term loan that was outstanding as of April 30, 2016, $5.2 million in term loan payments made during the three months ended July 31, 2017 and $4.0 million of Company’s common stock purchased under the stock repurchase program.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2017 and April 30, 2017, we held contracts with gross CSV of $180.7 million and $180.3 million, respectively. Since fiscal 2012, we paid the premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $66.8 million and $67.2 million as of July 31, 2017 and April 30, 2017, respectively. At July 31, 2017 and April 30, 2017, the net cash value of these policies was $113.9 million and $113.1 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three months ended July 31, 2017 and 2016, the average rate on the Term Facility was 2.34% and 2.40%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021, and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totaling $5.2 million made during the three months ended July 31, 2017. As of July 31, 2017, $254.4 million was outstanding under the Term Facility compared to $259.5 million as of April 30, 2017. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $3.4 million and $3.5 million as of July 31, 2017 and April 30, 2017, respectively. The fair value of our Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of July 31, 2017, we were in compliance with its debt covenants.

As of July 31, 2017 and April 30, 2017, we had no borrowings under the Revolver. We had $3.0 million of standby letters of credits issued under its long-term debt arrangements as of July 31, 2017 and April 30, 2017. We had a total of $8.8 million and $8.1 million of standby letters of credits with other financial institutions as of July 31, 2017 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets, fair value of contingent consideration and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. There have been no material changes in our critical accounting policies since fiscal 2017.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $1.0 million in the three months ended July 31, 2017 as compared to foreign currency gains, on an after tax basis, included in net income were $1.0 million in the three months ended July 31, 2016.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Korean Won, Brazilian Real and Russian Ruble. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2017, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $8.5 million. We have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of July 31, 2017, there was $254.4 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.7 million for the three months ended July 31, 2017. During the three months ended July 31, 2017 and 2016, the average interest rate on the term loan was 2.34% and 2.40%, respectively. We had no borrowings under the Revolver as of July 31, 2017.

To mitigate the interest rate risk on our Term Facility, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. The notional amount is amortized so that the amount is always 50% of the principal balance of the debt outstanding. As of July 31, 2017, the notional amount was $127.2 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $66.8 million and $67.2 of borrowings against the CSV of COLI contracts as of July 31, 2017 and April 30, 2017, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item  4. Controls and Procedures

a)	Evaluation of Disclosure Controls and Procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) conducted as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective.

b)	Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended July 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2017, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2017:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2017— May 31, 2017	656	$32.63	—	$121.2 million
June 1, 2017— June 30, 2017	10,767	$34.34	10,000	$120.8 million
July 1, 2017— July 31, 2017	205,416	$33.98	109,356	$117.2 million

Total	216,839	$34.00	119,356

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.

(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $4.0 million of the Company’s common stock under the program during the first quarter of fiscal 2018.

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
Robert P. Rozek
Executive Vice President, Chief Financial Officer
and Chief Corporate Officer

Date: September 8, 2017

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRLTaxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.