Form 10-Q
period 2017-10-31
KORN FERRY INTERNATIONAL
filed 2017-12-08
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

or

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

The number of shares outstanding of our common stock as of December 4, 2017 was 56,512,902 shares.

KORN/FERRY INTERNATIONAL

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2017	April 30, 2017
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$282,625	$410,882
Marketable securities	13,671	4,363
Receivables due from clients, net of allowance for doubtful accounts of $15,930 and $15,455 at October 31, 2017 and April 30, 2017, respectively	397,374	345,314
Income taxes and other receivables	40,312	31,573
Prepaid expenses and other assets	66,809	51,542

Total current assets	800,791	843,674
Marketable securities, non-current	117,566	115,574
Property and equipment, net	115,090	109,567
Cash surrender value of company owned life insurance policies, net of loans	115,627	113,067
Deferred income taxes, net	22,167	20,175
Goodwill	581,780	576,865
Intangible assets, net	210,016	217,319
Investments and other assets	99,064	66,657

Total assets	$2,062,101	$2,062,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34,645	$37,481
Income taxes payable	14,687	4,526
Compensation and benefits payable	191,512	248,354
Term loan	21,473	19,754
Other accrued liabilities	150,855	148,464

Total current liabilities	413,172	458,579

Deferred compensation and other retirement plans	222,755	219,905
Term loan, non-current	224,626	236,222
Deferred tax liabilities	16,807	7,014
Other liabilities	50,018	54,130

Total liabilities	927,378	975,850

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 71,529 and 70,811 shares issued at October 31, 2017 and April 30, 2017, respectively and 56,511 and 56,938 shares outstanding at October 31, 2017 and April 30, 2017, respectively	674,105	692,527
Retained earnings	515,811	461,976
Accumulated other comprehensive loss, net	(57,902)	(71,064)

Total Korn/Ferry International stockholders’ equity	1,132,014	1,083,439
Noncontrolling interest	2,709	3,609

Total stockholders’ equity	1,134,723	1,087,048

Total liabilities and stockholders’ equity	$2,062,101	$2,062,898

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands, except per share data)
Fee revenue	$443,018	$401,917	$844,272	$777,538
Reimbursed out-of-pocket engagement expenses	12,450	13,037	26,113	30,349

Total revenue	455,468	414,954	870,385	807,887

Compensation and benefits	301,043	270,609	574,997	533,576
General and administrative expenses	58,603	54,134	116,864	109,476
Reimbursed expenses	12,450	13,037	26,113	30,349
Cost of services	19,883	18,874	35,696	35,706
Depreciation and amortization	12,447	11,752	24,656	23,196
Restructuring (recoveries) charges, net	(202)	—	78	24,520

Total operating expenses	404,224	368,406	778,404	756,823

Operating income	51,244	46,548	91,981	51,064
Other income (loss), net	3,626	(879)	7,158	3,380
Interest expense, net	(2,579)	(2,736)	(5,239)	(5,797)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	52,291	42,933	93,900	48,647
Equity in earnings of unconsolidated subsidiaries, net	60	29	90	108
Income tax provision	15,619	11,906	27,829	13,631

Net income	36,732	31,056	66,161	35,124
Net income attributable to noncontrolling interest	(401)	(904)	(789)	(1,764)

Net income attributable to Korn/Ferry International	$36,331	$30,152	$65,372	$33,360

Earnings per common share:
Basic	$0.65	$0.53	$1.16	$0.59

Diluted	$0.64	$0.52	$1.15	$0.58

Weighted-average common shares outstanding:
Basic	55,390	56,614	55,592	56,401

Diluted	55,978	56,983	56,252	56,863

Cash dividends declared per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Net income	$36,732	$31,056	$66,161	$35,124

Other comprehensive income:
Foreign currency translation adjustments	(4,255)	(5,159)	11,934	(18,433)
Deferred compensation and pension plan adjustments, net of tax	352	465	704	927
Unrealized gain on interest rate swap, net of tax	456	—	393	—

Comprehensive income	33,285	26,362	79,192	17,618
Less: comprehensive income attributable to noncontrolling interest	(165)	(876)	(658)	(1,590)

Comprehensive income attributable to Korn/Ferry International	$33,120	$25,486	$78,534	$16,028

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$66,161	$35,124
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,656	23,196
Stock-based compensation expense	10,283	9,520
Provision for doubtful accounts	6,960	5,151
Gain on cash surrender value of life insurance policies	(4,227)	(3,172)
Gain on marketable securities	(6,797)	(3,226)
Deferred income taxes	7,802	5,833
Change in other assets and liabilities:
Deferred compensation	12,560	(6,804)
Receivables due from clients	(59,020)	(49,964)
Income tax and other receivables	(7,207)	(2,876)
Prepaid expenses and other assets	(15,267)	(8,184)
Investment in unconsolidated subsidiaries	(90)	(108)
Income taxes payable	9,459	(5,947)
Accounts payable and accrued liabilities	(66,089)	(85,133)
Other	(35,344)	(2,009)

Net cash used in operating activities	(56,160)	(88,599)

Cash flows from investing activities:
Purchase of property and equipment	(20,813)	(32,322)
Cash paid for acquisition, net of cash acquired	—	(2,880)
Purchase of marketable securities	(6,738)	(9,526)
Proceeds from sales/maturities of marketable securities	2,273	14,139
Premium on company-owned life insurance policies	(422)	(420)
Proceeds from life insurance policies	971	—
Dividends received from unconsolidated subsidiaries	60	230

Net cash used in investing activities	(24,669)	(30,779)

Cash flows from financing activities:
Proceeds from term loan facility	—	275,000
Principal payment on term loan facility	(10,313)	(145,156)
Payment of contingent consideration from acquisition	(485)	(1,070)
Repurchases of common stock	(29,261)	(6,940)
Payments of tax withholdings on restricted stock	(3,461)	(4,177)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	3,984	2,614
Dividends – noncontrolling interest	(1,558)	—
Dividends paid to shareholders	(11,537)	(11,750)
Payments on life insurance policy loans	(414)	—

Net cash (used in) provided by financing activities	(53,045)	108,521

Effect of exchange rate changes on cash and cash equivalents	5,617	(12,362)

Net decrease in cash and cash equivalents	(128,257)	(23,219)
Cash and cash equivalents at beginning of period	410,882	273,252

Cash and cash equivalents at end of period	$282,625	$250,033

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017

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

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, restructuring, deferred compensation, annual performance related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, fair value of contingent consideration, share-based payments and the recoverability of deferred income taxes.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of October 31, 2017 and April 30, 2017, the Company included deferred revenue of $100.2 million and $95.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2017 and April 30, 2017, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available.

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

As of October 31, 2017 and April 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

quoted market prices and the fair values of foreign currency forward contracts or the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

The Company is exposed to interest rate risk due to the outstanding senior secured credit agreement entered on June 15, 2016. The Company has entered into an interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive income (loss), net within stockholders’ equity and are amortized to interest expense over the term of the related debt.

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

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2017, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment as of October 31, 2017 and April 30, 2017 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2017 and April 30, 2017, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

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

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Hay Group and Futurestep consultants), the level of engagements referred by a consultant in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives, the results of individual performance appraisals and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $98.5 million and $95.1 million during the six months ended October 31, 2017 and 2016, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2017 and 2016, the performance related bonus expense was $56.9 million and $52.7 million, respectively.

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

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016 and were adopted by the Company effective May 1, 2017. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes in the current year compared to recording it previously as a component of equity. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company elected to apply the presentation for cash flows related to excess tax benefits retrospectively for all periods presented which resulted in minimal impact to cash used in operations and cash provided

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

by financing activities for the six months ended October 31, 2016. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity. The Company elected to account for forfeitures as they occur, rather than estimating the expected forfeitures over the vesting period. This election did not have an impact on the Company’s financial statements.

Recently Proposed Accounting Standards

In May 2014, the FASB issued ASU 2014-09, which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under this new guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. In addition, the guidance permits companies to choose between the following two transition methods of adopting ASU 2014-09: (1) the full retrospective method, in which case the standard would be applied to all reporting periods presented and (2) the modified retrospective method, with a cumulative-effect adjustment as of the date of adoption.

The new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company will adopt this guidance in its fiscal year beginning May 1, 2018 and expects to apply the modified retrospective method in adopting ASU 2014-09. The Company organized a team and developed a project plan to guide the implementation. The project plan includes working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard. The Company is currently in the process of developing an updated accounting policy utilizing a bottoms-up approach by reviewing our current contracts with customers by various revenue streams, evaluating new disclosure requirements and identifying and implementing appropriate changes to business processes, systems and controls to support revenue recognition and disclosure under the new standard.

The Company has completed its initial evaluation of the impact of ASU 2014-09 on executive search activities and recruitment for non-executive professionals. We currently expect the implementation of ASU 2014-09 to result in timing differences in the recognition of uptick revenue (uptick revenue occurs when a placement’s actual compensation is higher than the original estimated compensation). Currently the Company recognizes uptick revenue as the amount becomes fixed and determinable. Under ASU 2014-09, however, upticks are considered variable consideration and the Company will be required to estimate upticks at contract inception and recognize the revenue over the service period. The Company expects to finalize its evaluation of the impact of ASU No. 2014-09 on its other revenue streams in the upcoming quarters and will provide updates on our progress in future filings.

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company plans to adopt this guidance in fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. The Company is still evaluating the effect this guidance will have on the consolidated financial statements. Based on our initial assessment, the Company expects that upon adoption it will report an increase in assets and liabilities on our consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to lease agreements.

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

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the adoption timeline and the effects that the standard will have on the consolidated financial statements.

In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. The amendments of this standard are effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company will adopt this guidance in its fiscal year beginning May 1, 2018. The adoption of this standard is not anticipated to have a material impact on the consolidated financial statements.

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

In August 2017, the FASB issued guidance amending and simplifying accounting for hedging activities. The new guidance will refine and expand strategies that qualify for hedge accounting and simplify the application of hedge accounting in certain situation. The amendments of this standard are effective for fiscal years beginning after December 15, 2018. The Company will adopt this guidance in its fiscal year beginning May 1, 2019. The Company is currently evaluating the impact of adopting this guidance.

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

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share are anti-dilutive and are not included in the computation of diluted earnings per share.

During the three and six months ended October 31, 2017 and 2016, restricted stock awards of 0.6 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in the thousands, except per share data)
Net income attributable to Korn/Ferry International	$36,331	$30,152	$65,372	$33,360
Less: distributed and undistributed earnings to nonvested restricted stockholders	402	270	686	283

Basic net earnings attributable to common stockholders	35,929	29,882	64,686	33,077
Add: undistributed earnings to nonvested restricted stockholders	340	220	568	188
Less: reallocation of undistributed earnings to nonvested restricted stockholders	336	218	561	186

Diluted net earnings attributable to common stockholders	$35,933	$29,884	$64,693	$33,079

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,390	56,614	55,592	56,401
Effect of dilutive securities:
Restricted stock	585	335	645	409
Stock options	2	18	8	26
ESPP	1	16	7	27

Diluted weighted-average number of common shares outstanding	55,978	56,983	56,252	56,863

Net earnings per common share:
Basic earnings per share	$0.65	$0.53	$1.16	$0.59

Diluted earnings per share	$0.64	$0.52	$1.15	$0.58

3. Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the three months ended October 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of July 31, 2017	$1,124,649	$4,102	$1,128,751
Comprehensive income (loss):
Net income	36,331	401	36,732
Foreign currency translation adjustments	(4,019)	(236)	(4,255)
Deferred compensation and pension plan adjustments, net of tax	352	—	352
Unrealized gain on interest rate swap, net of tax	456	—	456
Dividends paid to shareholders	(5,714)	—	(5,714)
Dividends paid to noncontrolling interest	—	(1,558)	(1,558)
Purchase of stock	(25,350)	—	(25,350)
Issuance of stock	—	—	—
Stock-based compensation	5,309	—	5,309

Balance as of October 31, 2017	$1,132,014	$2,709	$1,134,723

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

The following table summarizes the changes in stockholders’ equity for the six months ended October 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
		(in thousands)
Balance as of April 30, 2017	$1,083,439	$3,609	$1,087,048
Comprehensive income (loss):
Net income	65,372	789	66,161
Foreign currency translation adjustments	12,065	(131)	11,934
Deferred compensation and pension plan adjustments, net of tax	704	—	704
Unrealized gain on interest rate swap, net of tax	393	—	393
Dividends paid to shareholders	(11,537)	—	(11,537)
Dividends paid to noncontrolling interest	—	(1,558)	(1,558)
Purchase of stock	(32,722)	—	(32,722)
Issuance of stock	4,586	—	4,586
Stock-based compensation	9,714	—	9,714

Balance as of October 31, 2017	$1,132,014	$2,709	$1,134,723

The following table summarizes the changes in stockholders’ equity for the three months ended October 31, 2016:
	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
		(in thousands)
Balance as of July 31, 2016	$1,033,627	$2,715	$1,036,342
Comprehensive income (loss):
Net income	30,152	904	31,056
Foreign currency translation adjustments	(5,131)	(28)	(5,159)
Deferred compensation and pension plan adjustments, net of tax	465	—	465
Dividends paid to shareholders	(5,841)	—	(5,841)
Purchase of stock	(6,956)	—	(6,956)
Issuance of stock	184	—	184
Stock-based compensation	4,352	—	4,352
Tax deficit from exercise of stock options and vesting of restricted stock	(299)	—	(299)

Balance as of October 31, 2016	$1,050,553	$3,591	$1,054,144

The following table summarizes the changes in stockholders’ equity for the six months ended October 31, 2016:
	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
		(in thousands)
Balance as of April 30, 2016	$1,045,300	$2,001	$1,047,301
Comprehensive income (loss):
Net income	33,360	1,764	35,124
Foreign currency translation adjustments	(18,259)	(174)	(18,433)
Deferred compensation and pension plan adjustments, net of tax	927	—	927
Dividends paid to shareholders	(11,750)	—	(11,750)
Purchase of stock	(11,117)	—	(11,117)
Issuance of stock	2,968	—	2,968
Stock-based compensation	9,091	—	9,091
Tax benefit from exercise of stock options and vesting of restricted stock	33	—	33

Balance as of October 31, 2016	$1,050,553	$3,591	$1,054,144

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

4. Comprehensive Income

Comprehensive income is comprised of net income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive income. Accumulated other comprehensive income (loss), net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive income (loss), net were as follows:

	October 31, 2017	April 30, 2017
	(in thousands)
Foreign currency translation adjustments	$(43,294)	$(55,359)
Deferred compensation and pension plan adjustments, net of tax	(14,423)	(15,127)
Interest rate swap unrealized loss, net of taxes	(185)	(578)

Accumulated other comprehensive loss, net	$(57,902)	$(71,064)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended October 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2017	$(39,275)	$(14,775)	$(641)	$(54,691)
Unrealized (losses) gains arising during the period	(4,019)	—	322	(3,697)
Reclassification of realized net losses to net income	—	352	134	486

Balance as of October 31, 2017	$(43,294)	$(14,423)	$(185)	$(57,902)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the six months ended October 31, 2017:
	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2017	$(55,359)	$(15,127)	$(578)	$(71,064)
Unrealized gains arising during the period	12,065	—	88	12,153
Reclassification of realized net losses to net income	—	704	305	1,009

Balance as of October 31, 2017	$(43,294)	$(14,423)	$(185)	$(57,902)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.5 million for the three and six months ended October 31, 2017, respectively.
(2)	The tax effect on unrealized gains was $0.2 million and $0.1 million for the three and six months ended October 31, 2017, respectively. The tax effect on the reclassification of realized net losses to net income was $0.1 million and $0.2 million for the three and six months ended October 31, 2017, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended October 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2016	$(49,467)	$(21,110)	$(70,577)
Unrealized losses arising during the period	(5,131)	—	(5,131)
Reclassification of realized net losses to net income	—	465	465

Balance as of October 31, 2016	$(54,598)	$(20,645)	$(75,243)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the six months ended October 31, 2016:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2016	$(36,339)	$(21,572)	$(57,911)
Unrealized losses arising during the period	(18,259)	—	(18,259)
Reclassification of realized net losses to net income	—	927	927

Balance as of October 31, 2016	$(54,598)	$(20,645)	$(75,243)

(1)	The tax effect on the reclassifications of realized net losses was $0.3 million and $0.6 million for the three and six months ended October 31, 2016, respectively.

5. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Restricted stock	$5,309	$4,352	$9,714	$9,091
ESPP	278	253	569	429

Total stock-based compensation expense, pre-tax	5,587	4,605	10,283	9,520
Tax benefit from stock-based compensation expense	(1,670)	(1,184)	(3,048)	(2,668)

Total stock-based compensation expense, net of tax	$3,917	$3,421	$7,235	$6,852

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

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

The Company also grants market-based and performance-based restricted stock units to executive officers and other senior employees. The market-based units vest after three years depending upon the Company’s total stockholder return over the three-year performance period relative to other companies in its selected peer group. The fair value of these market-based restricted stock units is determined by using extensive market data that is based on historical Company and peer group information. The Company recognizes compensation expense for market-based restricted stock units on a straight-line basis over the vesting period.

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

Restricted stock activity during the six months ended October 31, 2017 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2017	1,581	$29.74
Granted	623	$37.46
Vested	(409)	$25.91
Forfeited/expired	(62)	$33.19

Non-vested, October 31, 2017	1,733	$33.30

As of October 31, 2017, there were 0.7 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $11.4 million and $5.6 million, respectively.

As of October 31, 2017, there was $40.5 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and six months ended October 31, 2017, 2,888 shares and 100,371 shares of restricted stock totaling $0.1 million and $3.4 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to vesting of restricted stock. During the six months ended October 31, 2016, 186,517 shares of restricted stock totaling $4.2 million, were repurchased by the Company, at the option of employees, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended October 31, 2017 and 2016, no shares were purchased under the ESPP. During the six months ended October 31, 2017 and 2016, employees purchased 116,285 shares at $29.35 per share and 114,011 shares at $17.60 per share, respectively. As of October 31, 2017, the ESPP had approximately 1.2 million shares remaining available for future issuance.

Common Stock

During the six months ended October 31, 2017, the Company issued 41,075 shares common stock, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.6 million. No stock options were exercised during the three months ended October 31, 2017. During the three and six months ended October 31, 2016, the Company issued 11,620 shares and 44,090 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.2 million and $0.6 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

During the three and six months ended October 31, 2017, the Company repurchased (on the open market) 773,923 shares and 893,279 shares of the Company’s common stock for $25.3 million and $29.3 million, respectively. During the three and six months ended October 31, 2016, the Company repurchased (on the open market) 335,500 shares of the Company’s common stock for $6.9 million.

6. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2017 and April 30, 2017:

	October 31, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$281,605	$—	$—	$281,605	$281,605	$—	$—	$—	$—
Money market funds	1,020	—	—	1,020	1,020	—	—	—	—
Mutual funds (1)	119,619	12,089	(471)	131,237	—	13,671	117,566	—	—

Total	$402,244	$12,089	$(471)	$413,862	$282,625	$13,671	$117,566	$—	$—

Level 2:
Foreign currency forward contracts	$—	$1,528	$(1,075)	$453	$—	$—	$—	$(601)	$1,054
Interest rate swap	$—	$—	$(303)	$(303)	$—	$—	$—	$(303)	$—

	April 30, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Other Accrued Liabilities	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$409,824	$—	$—	$409,824	$409,824	$—	$—	$—	$—
Money market funds	1,058	—	—	1,058	1,058	—	—	—	—
Mutual funds (1)	113,818	6,697	(578)	119,937	—	4,363	115,574	—	—

Total	$524,700	$6,697	$(578)	$530,819	$410,882	$4,363	$115,574	$—	$—

Level 2:
Foreign currency forward contracts	$—	$129	$(846)	$(717)	$—	$—	$—	$(717)	$—
Interest rate swap	$—	$—	$(947)	$(947)	$—	$—	$—	$(947)	$—

(1)	These investments are held in trust for settlement of the Company’s vested obligations of $115.7 million and $99.5 million as of October 31, 2017 and April 30, 2017, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). During the three and six months ended October 31, 2017, the fair value of the investments increased; therefore, the Company recognized income of $3.4 million and $6.8 million, respectively, which was recorded in other income (loss), net. During the three months ended October 31, 2016, the fair value of the investments decreased; therefore, the Company recognized a loss of $0.7 million, which was recorded in other income (loss), net. During the six months ended October 31, 2016, the fair value of the investments increased; therefore, the Company recognized income of $3.2 million, which was recorded in other income (loss), net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of October 31, 2017 and April 30, 2017, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

debt. The Company has designated the swap as a cash flow hedge. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. As of October 31, 2017, the notional amount was $124.6 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	October 31, 2017	April 30, 2017
	(in thousands)
Derivative liability:
Interest rate swap contract	$303	$947

During the three and six months ended October 31, 2017, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended	Six Months Ended
	October 31, 2017
	(in thousands)
Gains recognized in other comprehensive income (net of tax effects of $205 and $56, respectively)	$322	$88
Losses reclassified from accumulated other comprehensive income into interest expense, net	$220	$500

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.5 million of derivative losses included in accumulated other comprehensive income as of October 31, 2017 will be reclassified into other expense within the following 12 months. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Non-Designated Derivatives – Foreign Currency Forward Contracts

The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2017	April 30, 2017
	(in thousands)
Derivative assets:
Total gross amount of foreign currency forward contracts	$1,528	$—
Gross derivatives offset on the balance sheet (1)	(474)	—

Net amounts presented on the balance sheet	$1,054	$—

Derivative liabilities:
Total gross amount of foreign currency forward contracts	$1,075	$846
Gross derivatives offset on the balance sheet (1)	(474)	(129)

Net amounts presented on the balance sheet	$601	$717

(1)	These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value of adjustments related to our counterparty credit risk.

As of October 31, 2017, the total notional amounts of the forward contracts purchased and sold were $22.4 million and $63.2 million, respectively. As of April 30, 2017, the total notional amounts of the forward contracts purchased and sold were $19.4 million and $70.0 million, respectively. During the three months ended October 31, 2017, the Company incurred gains of $0.3 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. During the six months ended October 31, 2017, the Company incurred losses of $2.3 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During the three and six months ended October 31, 2016, the Company incurred gains of $0.2

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

million for both periods related to forward contracts. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
	(in thousands)
Service cost	$3,165	$1,579	$5,291	$2,188
Interest cost	959	1,061	1,918	2,123
Amortization of actuarial loss	577	763	1,154	1,526
Expected return on plan assets (1)	(398)	(390)	(797)	(780)

Net periodic benefit costs	$4,303	$3,013	$7,566	$5,057

(1)	The expected long-term rate of return on plan assets is 6.50% for October 31, 2017 and 2016.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $182.5 million and $180.3 million is offset by outstanding policy loans of $66.8 million and $67.2 million in the accompanying consolidated balance sheets as of October 31, 2017 and April 30, 2017, respectively. The CSV value of the underlying COLI investments increased by $1.7 million and $4.2 million during the three and six months ended October 31, 2017, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $0.7 million and $3.2 million during the three and six months ended October 31, 2016, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2017, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $3.5 million and $7.2 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $3.4 million and $6.8 million during the three and six months ended October 31, 2017, respectively, recorded in other income (loss), net on the consolidated statements of income. During the three months ended October 31, 2016, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $0.6 million. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $0.7 million during the three months ended October 31, 2016, recorded in other income (loss), net on the consolidated statements of income. During the six months ended October 31, 2016, deferred compensation liability increased; therefore, the Company recognized $2.6 million in compensation expense. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under certain deferred compensation liabilities) of $3.2 million during the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

six months ended October 31, 2016, recorded in other income (loss), net on the consolidated statements of income (see Note 6 — Financial Instruments).

8. Restructuring (Recoveries) Charges, Net

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

Changes in the restructuring liability during the three months ended October 31, 2017 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of July 31, 2017	$2,904	$7,414	$10,318
Restructuring (recoveries) charges, net	—	(202)	(202)
Reductions for cash payments	(1,345)	(2,801)	(4,146)
Exchange rate fluctuations	(18)	305	287

Liability as of October 31, 2017	$1,541	$4,716	$6,257

Changes in the restructuring liability during the six months ended October 31, 2017 are as follows:
	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2017	$5,341	$8,354	$13,695
Restructuring charges, net	—	78	78
Reductions for cash payments	(3,947)	(4,265)	(8,212)
Exchange rate fluctuations	147	549	696

Liability as of October 31, 2017	$1,541	$4,716	$6,257

As of October 31, 2017 and April 30, 2017, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $2.4 million and $4.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	October 31, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$260	$260
Asia Pacific	—	7	7
Latin America	—	23	23

Total Executive Search	—	290	290
Hay Group	1,541	4,315	5,856
Futurestep	—	111	111

Liability as of October 31, 2017	$1,541	$4,716	$6,257

	April 30, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$134	$250	$384
Europe, Middle East and Africa (“EMEA”)	393	—	393
Asia Pacific	—	6	6
Latin America	—	87	87

Total Executive Search	527	343	870
Hay Group	4,814	7,879	12,693
Futurestep	—	132	132

Liability as of April 30, 2017	$5,341	$8,354	$13,695

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

9. Business Segments

The Company currently operates in three global businesses: Executive Search, Hay Group and Futurestep. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses four fundamental needs: Talent Strategy, Succession Management, Leadership Development and Rewards, Motivation and Engagement, all underpinned by a comprehensive array of world-leading intellectual property, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges (recoveries), net, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA. For the six months ended October 31, 2016, Adjusted EBITDA includes deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that the Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue.

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$101,544	$41,346	$25,912	$7,964	$176,766	$199,953	$66,299	$—	$443,018
Total revenue	$104,329	$42,073	$26,187	$7,994	$180,583	$203,836	$71,049	$—	$455,468

Net income attributable to Korn/Ferry International									$36,331
Net income attributable to noncontrolling interest									401
Other income, net									(3,626)
Interest expense, net									2,579
Equity in earnings of unconsolidated subsidiaries, net									(60)
Income tax provision									15,619

Operating income (loss)	$22,945	$6,345	$4,381	$1,527	$35,198	$26,370	$9,409	$(19,733)	51,244
Depreciation and amortization	984	459	371	111	1,925	8,143	784	1,595	12,447
Other income, net	290	43	94	39	466	57	—	3,103	3,626
Equity in earnings of unconsolidated subsidiaries, net	60	—	—	—	60	—	—	—	60

EBITDA	24,279	6,847	4,846	1,677	37,649	34,570	10,193	(15,035)	67,377
Restructuring charges (recoveries), net	—	—	273	—	273	(481)	6	—	(202)
Integration/acquisition costs	—	—	—	—	—	2,313	—	80	2,393

Adjusted EBITDA	$24,279	$6,847	$5,119	$1,677	$37,922	$36,402	$10,199	$(14,955)	$69,568

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

	Three Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$92,732	$34,779	$19,470	$9,247	$156,228	$188,842	$56,847	$—	$401,917
Total revenue	$95,902	$35,507	$19,929	$9,296	$160,634	$192,352	$61,968	$—	$414,954

Net income attributable to Korn/Ferry International									$30,152
Net income attributable to noncontrolling interest									904
Other loss, net									879
Interest expense, net									2,736
Equity in earnings of unconsolidated subsidiaries, net									(29)
Income tax provision									11,906

Operating income (loss)	$26,272	$6,847	$2,028	$2,284	$37,431	$22,943	$7,787	$(21,613)	46,548
Depreciation and amortization	990	229	264	174	1,657	8,025	669	1,401	11,752
Other (loss) income, net	(92)	(80)	24	24	(124)	(11)	—	(744)	(879)
Equity in earnings of unconsolidated subsidiaries, net	29	—	—	—	29	—	—	—	29

EBITDA	27,199	6,996	2,316	2,482	38,993	30,957	8,456	(20,956)	57,450
Integration/acquisition costs	—	—	—	—	—	4,365	—	1,455	5,820

Adjusted EBITDA	$27,199	$6,996	$2,316	$2,482	$38,993	$35,322	$8,456	$(19,501)	$63,270

	Six Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$193,377	$81,467	$47,490	$15,623	$337,957	$379,406	$126,909	$—	$844,272
Total revenue	$199,534	$83,131	$48,067	$15,658	$346,390	$387,132	$136,863	$—	$870,385

Net income attributable to Korn/Ferry International									$65,372
Net income attributable to noncontrolling interest									789
Other income, net									(7,158)
Interest expense, net									5,239
Equity in earnings of unconsolidated subsidiaries, net									(90)
Income tax provision									27,829

Operating income (loss)	$44,940	$13,020	$7,522	$2,553	$68,035	$45,453	$17,646	$(39,153)	91,981
Depreciation and amortization	1,933	887	691	218	3,729	16,228	1,580	3,119	24,656
Other income, net	572	99	199	59	929	89	8	6,132	7,158
Equity in earnings of unconsolidated subsidiaries, net	90	—	—	—	90	—	—	—	90

EBITDA	47,535	14,006	8,412	2,830	72,783	61,770	19,234	(29,902)	123,885
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	4,862	—	119	4,981

Adjusted EBITDA	$47,535	$14,006	$8,725	$2,830	$73,096	$66,391	$19,240	$(29,783)	$128,944

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

	Six Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$363,424	$111,525	$—	$777,538
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$366,959	$111,525	$—	$781,073

Total revenue	$181,327	$71,756	$40,109	$18,910	$312,102	$373,860	$121,925	$—	$807,887

Net income attributable to Korn/Ferry International									$33,360
Net income attributable to noncontrolling interest									1,764
Other income, net									(3,380)
Interest expense, net									5,797
Equity in earnings of unconsolidated subsidiaries, net									(108)
Income tax provision									13,631

Operating income (loss)	$42,740	$12,874	$4,130	$4,614	$64,358	$15,200	$15,300	$(43,794)	51,064
Depreciation and amortization	1,820	440	489	288	3,037	16,041	1,292	2,826	23,196
Other income (loss), net	196	(56)	111	97	348	224	(2)	2,810	3,380
Equity in earnings of unconsolidated subsidiaries, net	108	—	—	—	108	—	—	—	108

EBITDA	44,864	13,258	4,730	4,999	67,851	31,465	16,590	(38,158)	77,748
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	8,629	—	5,218	13,847
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$46,570	$13,386	$5,352	$5,359	$70,667	$65,117	$16,590	$(32,724)	$119,650

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0% and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company’s credit agreement permits payment of dividends to stockholders and make share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2017, the average rate on the Term Facility was 2.49% and 2.41%, respectively. During the three and six months ended October 31, 2016, the average rate on the Term Facility was 2.44% and 2.43%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $10.3 million made during the six months ended October 31, 2017. As of October 31, 2017, $249.2 million was outstanding under the Term Facility compared to $259.5 million as of April 30, 2017. The current and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2017 (continued)

long-term portion of unamortized debt issuance costs associated with the long-term debt, was $3.1 million and $3.5 million as of October 31, 2017 and April 30, 2017, respectively. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of October 31, 2017, the Company was in compliance with its debt covenants.

As of October 31, 2017 and April 30, 2017, the Company had no borrowings under the Revolver. The Company had $3.0 million of standby letters of credits issued under its long-term debt arrangements as of October 31, 2017 and April 30, 2017, respectively. The Company had a total of $8.2 million and $8.1 million of standby letters of credits with other financial institutions as of October 31, 2017 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

11. Subsequent Events

Quarterly Dividend Declaration

On December 6, 2017, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of January 12, 2018 to holders of the Company’s common stock of record at the close of business on December 20, 2017. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on attracting and retaining qualified and experienced consultants, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, changes in U.S. tax laws, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (“Form 10-K”) and Item 1A of this Quarterly Report on Form 10-Q. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Superior performance comes from having the right conditions for success in two key areas – the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help operationalize a client’s complete strategy or address any combination of six broad categories:

Strategy Execution and Organization Design	We establish the conditions for success by clarifying strategy; designing an operating model and organization structure that aligns to it; and defining a high performance culture. We enable strategic change by engaging and motivating people to perform.

Talent Strategy and Work Design	We map talent strategy to business strategy and help organizations put their plan into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things — with rewards they value — at a cost the organization can afford.

Assessment and Succession	We provide actionable, research-backed insights that allow organizations to understand the true capabilities of their people so they can make decisions that ensure the right leaders are ready — when and where they are needed — in the future.

Executive Search and Recruitment	We integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions at organizations across every industry.

Leadership Development	We activate purpose, vision and strategy through leaders at all levels and organizations. We combine expertise, science and proven techniques with forward thinking and creativity to build leadership experiences that help entry to senior-level leaders grow and deliver superior results.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 9 — Business Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges (recoveries), net, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the six months ended October 31, 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. During the three and six months ended October 31, 2017 and the three months ended October 31, 2016, management no longer has adjusted fee revenue.

Adjusted EBITDA and EBITDA are non-GAAP financial measures. They have limitations as analytical tools, should not be viewed as a substitute for financial information determined in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. In addition, they may not necessarily be comparable to non-GAAP performance measures that may be presented by other companies.

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

Similarly, adjusted fee revenue is a non-GAAP financial measure. Adjusted fee revenue is not a measure that substitutes an individually tailored revenue recognition or measurement method for those of GAAP; rather, it is an adjustment for a short period of time that will provide better comparability in the current and future periods. Management believes the presentation of adjusted fee revenue assists management in its evaluation of ongoing operations and provides useful information to investors because it allows investors to make more meaningful period-to-period comparisons of the Company’s operating results, to better identify operating trends that may otherwise be distorted by write-offs required under business combination accounting and to perform related trend analysis and provides a higher degree of transparency of information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making.

Fee revenue was $443.0 million during the three months ended October 31, 2017, an increase of $41.1 million, or 10%, compared to $401.9 million in the three months ended October 31, 2016, with increases in fee revenue in all business segments. During the three months ended October 31, 2017, we recorded operating income of $51.2 million with Executive Search, Hay Group and Futurestep segments contributing $35.2 million, $26.4 million and $9.4 million, respectively, offset by Corporate expenses of $19.7 million. Net income attributable to Korn Ferry increased $6.1 million during the three months ended October 31, 2017 to $36.3 million from $30.2 million for the year-ago quarter. During the three months ended October 31, 2017, Adjusted EBITDA was $69.6 million with Executive Search, Hay Group and Futurestep segments contributing $37.9 million, $36.4 million and $10.2 million, respectively, offset by Corporate expenses net of other income of $15.0 million. Adjusted EBITDA increased $6.3 million during the three months ended October 31, 2017, from Adjusted EBITDA of $63.3 million in the year-ago quarter.

Our cash, cash equivalents and marketable securities decreased $116.9 million, or 22%, to $413.9 million at October 31, 2017, compared to $530.8 million at April 30, 2017. This decrease is mainly due to bonuses earned in fiscal 2017 and paid during fiscal 2018, sign-on and retention payments, stock repurchases in the open market, payments for the purchase of property and equipment, dividends paid during first quarter of fiscal 2018 and principal payments on our term loan, partially offset by cash provided by operating activities. As of October 31, 2017, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $119.6 million and a fair value of $131.2 million. Our vested obligations for which these assets were held in trust totaled $115.7 million as of October 31, 2017 and our unvested obligations totaled $28.8 million.

Our working capital increased from April 30, 2017 to October 31, 2017 by $2.5 million to $387.6 million as of October 31, 2017. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at October 31, 2017 and April 30, 2017. As of October 31, 2017 and April 30, 2017, there was $3.0 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $8.2 million and $8.1 million of standby letters of credits with other financial institutions as of October 31, 2017 and April 30, 2017, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.8	3.2	3.1	3.9

Total revenue	102.8	103.2	103.1	103.9
Compensation and benefits	68.0	67.3	68.1	68.6
General and administrative expenses	13.2	13.5	13.8	14.1
Reimbursed expenses	2.8	3.2	3.1	3.9
Cost of services	4.5	4.7	4.2	4.6
Depreciation and amortization	2.8	2.9	2.9	3.0
Restructuring charges, net	—	—	—	3.2

Operating income	11.6	11.6	10.9	6.6

Net income	8.3%	7.7%	7.8%	4.5%

Net income attributable to Korn/Ferry International	8.2%	7.5%	7.7%	4.3%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2017		2016		2017		2016
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Fee revenue	(in thousands)
Executive Search:
North America	$101,544	22.9%	$92,732	23.1%	$193,377	22.9%	$174,534	22.4%
EMEA	41,346	9.3	34,779	8.7	81,467	9.7	70,149	9.0
Asia Pacific	25,912	5.9	19,470	4.8	47,490	5.6	39,096	5.0
Latin America.	7,964	1.8	9,247	2.3	15,623	1.9	18,810	2.4

Total Executive Search	176,766	39.9	156,228	38.9	337,957	40.1	302,589	38.9
Hay Group	199,953	45.1	188,842	47.0	379,406	44.9	363,424	46.7
Futurestep	66,299	15.0	56,847	14.1	126,909	15.0	111,525	14.3

Total fee revenue	443,018	100.0%	401,917	100.0%	844,272	100.0%	777,538	100.0%

Reimbursed out-of-pocket engagement expenses	12,450		13,037		26,113		30,349

Total revenue	$455,468		$414,954		$870,385		$807,887

	Three Months Ended October 31,				Six Months Ended October 31,
	2017		2016		2017		2016
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
Operating Income	(in thousands)
Executive Search:
North America	$22,945	22.6%	$26,272	28.3%	$44,940	23.2%	$42,740	24.5%
EMEA	6,345	15.3	6,847	19.7	13,020	16.0	12,874	18.4
Asia Pacific	4,381	16.9	2,028	10.4	7,522	15.8	4,130	10.6
Latin America.	1,527	19.2	2,284	24.7	2,553	16.3	4,614	24.5

Total Executive Search	35,198	19.9	37,431	24.0	68,035	20.1	64,358	21.3
Hay Group	26,370	13.2	22,943	12.1	45,453	12.0	15,200	4.2
Futurestep	9,409	14.2	7,787	13.7	17,646	13.9	15,300	13.7
Corporate	(19,733)		(21,613)		(39,153)		(43,794)

Total operating income	$51,244	11.6%	$46,548	11.6%	$91,981	10.9%	$51,064	6.6%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$101,544	$41,346	$25,912	$7,964	$176,766	$199,953	$66,299	$—	$443,018
Total revenue	$104,329	$42,073	$26,187	$7,994	$180,583	$203,836	$71,049	$—	$455,468

Net income attributable to Korn/Ferry International									$36,331
Net income attributable to noncontrolling interest									401
Other income, net									(3,626)
Interest expense, net									2,579
Equity in earnings of unconsolidated subsidiaries, net									(60)
Income tax provision									15,619

Operating income (loss)	$22,945	$6,345	$4,381	$1,527	$35,198	$26,370	$9,409	$(19,733)	51,244
Depreciation and amortization	984	459	371	111	1,925	8,143	784	1,595	12,447
Other income, net	290	43	94	39	466	57	—	3,103	3,626
Equity in earnings of unconsolidated subsidiaries, net	60	—	—	—	60	—	—	—	60

EBITDA	24,279	6,847	4,846	1,677	37,649	34,570	10,193	(15,035)	67,377
Restructuring (recoveries) charges, net	—	—	273	—	273	(481)	6	—	(202)
Integration/acquisition costs	—	—	—	—	—	2,313	—	80	2,393

Adjusted EBITDA	$24,279	$6,847	$5,119	$1,677	$37,922	$36,402	$10,199	$(14,955)	$69,568

Adjusted EBITDA margin	23.9%	16.6%	19.8%	21.1%	21.5%	18.2%	15.4%		15.7%

	Three Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$92,732	$34,779	$19,470	$9,247	$156,228	$188,842	$56,847	$—	$401,917
Total revenue	$95,902	$35,507	$19,929	$9,296	$160,634	$192,352	$61,968	$—	$414,954

Net income attributable to Korn/Ferry International									$30,152
Net income attributable to noncontrolling interest									904
Other loss, net									879
Interest expense, net									2,736
Equity in earnings of unconsolidated subsidiaries, net									(29)
Income tax provision									11,906

Operating income (loss)	$26,272	$6,847	$2,028	$2,284	$37,431	$22,943	$7,787	$(21,613)	46,548
Depreciation and amortization	990	229	264	174	1,657	8,025	669	1,401	11,752
Other (loss) income, net	(92)	(80)	24	24	(124)	(11)	—	(744)	(879)
Equity in earnings of unconsolidated subsidiaries, net	29	—	—	—	29	—	—	—	29

EBITDA	27,199	6,996	2,316	2,482	38,993	30,957	8,456	(20,956)	57,450
Integration/acquisition costs	—	—	—	—	—	4,365	—	1,455	5,820

Adjusted EBITDA	$27,199	$6,996	$2,316	$2,482	$38,993	$35,322	$8,456	$(19,501)	$63,270

Adjusted EBITDA margin	29.3%	20.1%	11.9%	26.8%	25.0%	18.7%	14.9%		15.7%

	Six Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$193,377	$81,467	$47,490	$15,623	$337,957	$379,406	$126,909	$—	$844,272
Total revenue	$199,534	$83,131	$48,067	$15,658	$346,390	$387,132	$136,863	$—	$870,385

Net income attributable to Korn/Ferry International									$65,372
Net income attributable to noncontrolling interest									789
Other income, net									(7,158)
Interest expense, net									5,239
Equity in earnings of unconsolidated subsidiaries, net									(90)
Income tax provision									27,829

Operating income (loss)	$44,940	$13,020	$7,522	$2,553	$68,035	$45,453	$17,646	$(39,153)	91,981
Depreciation and amortization	1,933	887	691	218	3,729	16,228	1,580	3,119	24,656
Other income, net	572	99	199	59	929	89	8	6,132	7,158
Equity in earnings of unconsolidated subsidiaries, net	90	—	—	—	90	—	—	—	90

EBITDA	47,535	14,006	8,412	2,830	72,783	61,770	19,234	(29,902)	123,885
Restructuring (recoveries) charges, net	—	—	313	—	313	(241)	6	—	(78)
Integration/acquisition costs	—	—	—	—	—	4,862	—	119	4,981

Adjusted EBITDA	$47,535	$14,006	$8,725	$2,830	$73,096	$66,391	$19,240	$(29,783)	$128,944

Adjusted EBITDA margin	24.6%	17.2%	18.4%	18.1%	21.6%	17.5%	15.2%		15.3%

	Six Months Ended October 31, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$363,424	$111,525	$—	$777,538
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$174,534	$70,149	$39,096	$18,810	$302,589	$366,959	$111,525	$—	$781,073

Total revenue	$181,327	$71,756	$40,109	$18,910	$312,102	$373,860	$121,925	$—	$807,887

Net income attributable to Korn/Ferry International									$33,360
Net income attributable to noncontrolling interest									1,764
Other income, net									(3,380)
Interest expense, net									5,797
Equity in earnings of unconsolidated subsidiaries, net									(108)
Income tax provision									13,631

Operating income (loss)	$42,740	$12,874	$4,130	$4,614	$64,358	$15,200	$15,300	$(43,794)	51,064
Depreciation and amortization	1,820	440	489	288	3,037	16,041	1,292	2,826	23,196
Other income (loss), net	196	(56)	111	97	348	224	(2)	2,810	3,380
Equity in earnings of unconsolidated subsidiaries, net	108	—	—	—	108	—	—	—	108

EBITDA	44,864	13,258	4,730	4,999	67,851	31,465	16,590	(38,158)	77,748
Restructuring charges, net	1,706	128	622	360	2,816	21,488	—	216	24,520
Integration/acquisition costs	—	—	—	—	—	8,629	—	5,218	13,847
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$46,570	$13,386	$5,352	$5,359	$70,667	$65,117	$16,590	$(32,724)	$119,650

Adjusted EBITDA margin	26.7%	19.1%	13.7%	28.5%	23.4%	17.7%	14.9%		15.3%

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

Fee Revenue

Fee Revenue. Fee revenue increased by $41.1 million, or 10%, to $443.0 million in the three months ended October 31, 2017 compared to $401.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $5.2 million, or 1%, in the three months ended October 31, 2017 compared to the year-ago quarter. The higher fee revenue was attributable to organic growth in all lines of business.

Executive Search. Executive Search reported fee revenue of $176.8 million, an increase of $20.6 million, or 13%, in the three months ended October 31, 2017 compared to $156.2 million in the year-ago quarter. As detailed below, Executive Search fee revenue was higher in North America, EMEA and Asia Pacific regions, partially offset by lower fee revenue in the Latin America region in the three months ended October 31, 2017 as compared to the year-ago quarter. The higher fee revenue in Executive Search was mainly due to a 7% increase in the number of engagements billed and 5% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended October 31, 2017 compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.0 million, or 1%, in the three months ended October 31, 2017, compared to the year-ago quarter.

North America reported fee revenue of $101.5 million, an increase of $8.8 million, or 10%, in the three months ended October 31, 2017 compared to $92.7 million in the year-ago quarter. North America’s fee revenue was higher due to a 7% increase in the number of engagements billed and a 2% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended October 31, 2017 compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from industrial, financial services and consumer goods sectors compared to the year-ago quarter, offset by a decline in fee revenue in the education/nonprofit and technology sectors. The effect of exchange rates on fee revenue was minimal in the three months ended October 31, 2017, compared to the year-ago quarter.

EMEA reported fee revenue of $41.3 million, an increase of $6.5 million, or 19%, in the three months ended October 31, 2017 compared to $34.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $1.3 million, or 4%, in the three months ended October 31, 2017, compared to the year-ago quarter. The rest of the change in fee revenue was due to a 20% increase in the number of engagements billed, offset by a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended October 31, 2017 compared to the year-ago quarter. The performance in the United Kingdom, Germany, France and United Arab Emirates were the primary contributors to the increase in fee revenue in the three months ended October 31, 2017 compared to the year-ago quarter. In terms of business sectors, financial services, industrial and consumer had the largest increases in fee revenue in the three months ended October 31, 2017 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $25.9 million, an increase of $6.4 million, or 33%, in the three months ended October 31, 2017 compared to $19.5 million in the year-ago quarter. The effect of exchange rates on fee revenue was minimal. The increase in fee revenue was due to a 9% increase in the number of engagements billed and a 22% increase in the weighted-average fees billed per engagement (calculated using local currency) in the three months ended October 31, 2017 compared to the year-ago quarter. The performance in China, Singapore, Australia and India were the primary contributors to the increase in fee revenue in the three months ended October 31, 2017 compared to the year-ago quarter. Financial services and technology were the main sectors contributing to the increase in fee revenue in the three months ended October 31, 2017, as compared to the year-ago quarter.

Latin America reported fee revenue of $8.0 million, a decrease of $1.2 million, or 13%, in the three months ended October 31, 2017 compared to $9.2 million in the year-ago quarter. The effect of exchange rates on fee revenue was minimal. The decrease is due to lower fee revenue in Mexico in the three months ended October 31, 2017, compared to the year-ago quarter, partially offset by higher fee revenue in Ecuador and Colombia. Life sciences/healthcare, consumer goods and technology were the main sectors contributing to the decline in fee revenue, offset by the growth in industrial sector.

Hay Group. Hay Group reported fee revenue of $200.0 million, an increase of $11.2 million, or 6%, in the three months ended October 31, 2017 compared to $188.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.3 million, or 1%, compared to the year-ago quarter. Fee revenue from consulting services was higher by $10.1 million in the three months ended October 31, 2017 compared to the year-ago quarter, with the remaining increase of $1.1 million generated by our products business.

Futurestep. Futurestep reported fee revenue of $66.3 million, an increase of $9.5 million, or 17%, in the three months ended October 31, 2017 compared to $56.8 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $0.9 million, or 2%, in the three months ended October 31, 2017. Higher fee revenues in RPO and professional search of $7.3 million and $2.8 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $30.4 million, or 11%, to $301.0 million in the three months ended October 31, 2017 from $270.6 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expenses by $3.5 million, or 1%, in the three months ended October 31, 2017 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to an 8% increase in average headcount, primarily focused on fee earners, which contributed $21.8 million in higher salaries and related payroll taxes and a $2.6 million increase in amortization of long-term incentive awards. The rest of the change was due to an increase in performance related bonus expense of $4.2 million due to higher fee revenues and an increase in the amounts owed under certain deferred compensation plans of $4.1 million that was driven by increases in the fair value of participants’ accounts in the three months ended October 31, 2017 compared to the year-ago quarter. The increases in compensation and benefits were partially offset by a decline in integration costs of $2.8 million.

Executive Search compensation and benefits expense increased by $17.8 million, or 18%, to $117.7 million in the three months ended October 31, 2017 compared to $99.9 million in the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $7.8 million due to an 8% increase in average headcount reflecting our continued growth-related investment back into the business. Also contributing to the increase in compensation and benefits expense was an increase of $5.1 million in expenses associated with our deferred compensation and retirement plans (including the increases in the fair value of participants’ accounts), $2.1 million increase in amortization of long-term incentive awards and $2.4 million increase in performance related bonus expense compared to the year-ago quarter. The increase in performance related bonus expense was due to the increase in fee revenue. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 67% and 64% in the three months ended October 31, 2017 and 2016, respectively.

Hay Group compensation and benefits expense increased $6.9 million, or 6%, to $126.2 million in the three months ended October 31, 2017 from $119.3 million in the year-ago quarter. The increase was primarily due to higher average headcount of 3% compared to the year-ago quarter which contributed $7.0 million in higher salaries and related payroll taxes and an increase in performance-related bonus expense of $1.0 million due to higher fee revenues, offset by $2.0 million in lower integration costs. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 63% in both the three months ended October 31, 2017 and 2016.

Futurestep compensation and benefits expense increased $6.4 million, or 16%, to $46.4 million in the three months ended October 31, 2017 from $40.0 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $5.9 million due to a 16% increase in the average headcount in the three months ended October 31, 2017 compared to the year-ago quarter. The higher average headcount was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance related bonus expense of $1.0 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 70% in both the three months ended October 31, 2017 and the year-ago quarter.

Corporate compensation and benefits expense decreased by $0.5 million, or 4%, to $10.8 million in the three months ended October 31, 2017 from $11.3 million in the year-ago quarter. This decrease was mainly due to a decrease of $0.8 million in integration costs in the three months ended October 31, 2017 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased $4.5 million, or 8%, to $58.6 million in the three months ended October 31, 2017 compared to $54.1 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $0.4 million, or 1%, during the three months ended October 31, 2017 compared to the year-ago quarter. The increase in general and administrative expenses was due to increases of $1.3 million, $1.1 million and $1.1 million in bad debt expenses, premise and office expense and legal and other professional fees, respectively, offset by a decline of $0.6 million in integration costs compared to the year-ago quarter. The rest of the change was due to foreign exchange loss of $0.6 million during the three months ended October 31, 2017 compared to a foreign exchange gain of $0.4 million during the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 13% in the three months ended October 31, 2017 compared to 14% in the three months ended October 31, 2016.

Executive Search general and administrative expenses increased $3.7 million, or 23%, to $19.9 million in the three months ended October 31, 2017 from $16.2 million in the year-ago quarter. The increase in general and administrative expenses was due to increases of $0.9 million and $0.7 million in bad debt expenses and legal and other professional fees, respectively. The rest of the change was primarily due to generating foreign exchange loss of $0.2 million during the three months ended October 31, 2017 compared to a foreign currency gain of $0.8 million in the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in the three months ended October 31, 2017 compared to 10% in the three months ended October 31, 2016.

Hay Group general and administrative expenses increased $0.9 million, or 4%, to $24.4 million in the three months ended October 31, 2017 compared to $23.5 million in the year-ago quarter. The increase is primarily due to generating a foreign exchange loss of $0.4 million during the three months ended October 31, 2017 compared to a foreign exchange gain of $0.4 million during the year-ago quarter. Hay Group general and administrative expenses, as a percentage of fee revenue, was 12% in both the three months ended October 31, 2017 and 2016.

Futurestep general and administrative expenses increased $1.4 million, or 26%, to $6.9 million in the three months ended October 31, 2017 from $5.5 million in the year-ago quarter. The increase was mainly due to increases of $0.4 million in premise and office expense, $0.4 million in bad debt expense and $0.2 million in business development expense during the three months ended October 31, 2017 compared to the year-ago quarter. Such increases were due in large part to the increase in fee revenue in the three months ended October 31, 2017 compared to the year-ago quarter. Futurestep general and administrative expenses, as a percentage of fee revenue, was 11% in the three months ended October 31, 2017 compared to 10% in the year-ago quarter.

Corporate general and administrative expenses decreased $1.6 million, or 18%, to $7.3 million in the three months ended October 31, 2017 compared to $8.9 million in the year-ago quarter. The decrease in general and administrative expenses was due to a decrease of $0.7 million in foreign currency losses, $0.6 million in integration costs and lower business development expenses of $0.4 million during the three months ended October 31, 2017 compared to the three months ended October 31, 2016.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $1.0 million, or 5%, to $19.9 million in the three months ended October 31, 2017 compared to $18.9 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 5% in both the three months ended October 31, 2017 and 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.4 million, an increase of $0.6 million, or 5%, in the three months ended October 31, 2017 compared to $11.8 million in the year-ago quarter. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring (Recoveries) Charges, Net

During the three months ended October 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate Legacy Hay entities that were acquired in fiscal 2016 and recorded $0.2 million of restructuring recoveries, net relating to the consolidation of premises due to adjustments made to previously recorded restructuring charges, net.

During the three months ended October 31, 2016, no restructuring charges were incurred.

Operating Income

Operating income was $51.2 million in the three months ended October 31, 2017 as compared to $46.5 million in the year-ago quarter. This increase in operating income resulted from higher fee revenue of $41.1 million, offset by increases of $30.4 million in compensation and benefits expense, $4.5 million in general and administrative expenses and $1.0 million in cost of services expense.

Executive Search operating income decreased $2.2 million, or 6%, to $35.2 million in the three months ended October 31, 2017 as compared to $37.4 million in the year-ago quarter. The decrease in Executive Search operating income was driven by increases in compensation and benefits expense, general and administrative expenses, cost of services expense, restructuring charges, net and depreciation and amortization expenses of $17.8 million, $3.7 million, $0.7 million, $0.3 million and $0.3 million, respectively, offset by higher fee revenue of $20.6 million. Executive Search operating income, as a percentage of fee revenue, was 20% in the three months ended October 31, 2017 as compared to 24% in the year-ago quarter.

Hay Group operating income was $26.4 million, an increase of $3.5 million, in the three months ended October 31, 2017 as compared to operating income of $22.9 million in the year-ago quarter. The change was primarily driven by an increase in fee revenue of $11.2 million, offset by increases of $6.9 million and $0.9 million in compensation and benefits expense and general and administrative expenses, respectively. Hay Group operating income, as a percentage of fee revenue, was 13% in the three months ended October 31, 2017 compared to 12% in the year-ago quarter.

Futurestep operating income was $9.4 million, an increase of $1.6 million, in the three months ended October 31, 2017 as compared to $7.8 million in the year-ago quarter. The increase in operating income was driven by higher fee revenue of $9.5 million, offset by an increase in compensation and benefits expense of $6.4 million and an increase in general and administrative expenses of $1.4 million. Futurestep operating income, as a percentage of fee revenue, was 14% in both the three months ended October 31, 2017 and 2016.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $6.1 million to $36.3 million in the three months ended October 31, 2017 compared to $30.2 million in the year-ago quarter. The increase was due to higher total revenue of $40.5 million and an increase in other income (loss), net of $4.5 million offset by higher operating expenses of $35.8 million and an increase in the income tax provision of $3.7 million compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 8% in both the three months ended October 31, 2017 and 2016.

Adjusted EBITDA

Adjusted EBITDA increased by $6.3 million to $69.6 million in the three months ended October 31, 2017 as compared to $63.3 million in the year-ago quarter. This increase was driven by higher fee revenue of $41.1 million and other income, net of $3.6 million in the three months ended October 31, 2017 compared to other loss, net of $0.9 million in the three months ended October 31, 2016 due to an increase in the change in fair value of our marketable securities, offset by increases of $33.3 million in compensation and benefits expense (excluding integration costs), $5.1 million in general and administrative expenses (excluding integration cost) and $1.0 million in cost of services expense. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended October 31, 2017 and 2016.

Executive Search Adjusted EBITDA decreased $1.1 million, or 3%, to $37.9 million in the three months ended October 31, 2017 as compared to $39.0 million in the three months ended October 31, 2016. The decrease was driven by increases of $17.8 million in compensation and benefits expense and $3.7 million in general and administrative expenses, offset by higher fee revenue of $20.6 million during the three months ended October 31, 2017 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 22% in the three months ended October 31, 2017 as compared to 25% in the year-ago quarter.

Hay Group Adjusted EBITDA was $36.4 million in the three months ended October 31, 2017 as compared to $35.3 million in the year-ago quarter. The increase was driven by higher fee revenue of $11.2 million, offset by increases of $8.9 million in compensation and benefits expense (excluding integration costs) and $0.9 million in general and administrative expenses during the three months ended October 31, 2017 compared to the year-ago quarter. Hay Group Adjusted EBITDA, as a percentage of fee revenue, was 18% in the three months ended October 31, 2017 as compared to 19% in the year-ago quarter.

Futurestep Adjusted EBITDA was $10.2 million in the three months ended October 31, 2017 as compared to $8.5 million in the year-ago quarter. The increase was driven by higher fee revenue of $9.5 million, offset by increases of $6.4 million in compensation and benefits expense and $1.4 million in general and administrative expenses during the three months ended October 31, 2017 compared to the year-ago quarter. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the three months ended October 31, 2017 and 2016.

Other Income (Loss), Net

Other income, net was $3.6 million in the three months ended October 31, 2017 as compared to other losses, net of $0.9 million in the year-ago quarter. The increase was primarily due to the change in the fair value of our marketable securities, which created a gain during the three months ended October 31, 2017 compared to a loss in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.6 million in the three months ended October 31, 2017 as compared to $2.7 million in the year-ago quarter.

Income Tax Provision

The provision for income tax was $15.6 million in the three months ended October 31, 2017 compared to $11.9 million in the year-ago quarter. This reflects a 30% and 28% effective tax rate for the three months ended October 31, 2017 and 2016, respectively. The increase in the effective tax rate for the three months ended October 31, 2017 is due to the higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2017 was $0.4 million compared to $0.9 million for the three months ended October 31, 2016.

Six Months Ended October 31, 2017 Compared to Six Months Ended October 31, 2016

Fee Revenue. Fee revenue went up by $66.8 million, or 9%, to $844.3 million in the six months ended October 31, 2017 compared to $777.5 million in the year-ago period. Exchange rates minimally impacted fee revenue in the six months ended October 31, 2017 compared to the year-ago period. The higher fee revenue was attributable to organic growth in all lines of business.

Executive Search. Executive Search reported fee revenue of $338.0 million, an increase of $35.4 million, or 12%, in the six months ended October 31, 2017 compared to $302.6 million in the year-ago period. As detailed below, Executive Search fee revenue was higher in North America, EMEA and Asia Pacific, partially offset by lower fee revenue in the Latin America region in the six months ended October 31, 2017 as compared to the year-ago period. The higher fee revenue in Executive Search was mainly due to an 8% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2017 compared to the year-

ago period. Exchange rates minimally impacted fee revenue in the six months ended October 31, 2017, compared to the year-ago period.

North America reported fee revenue of $193.4 million, an increase of $18.9 million, or 11%, in the six months ended October 31, 2017 compared to $174.5 million in the year-ago period. North America’s fee revenue was higher due to a 7% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2017 compared to the year-ago period. The overall increase in fee revenue was driven by the increase in fee revenue from the industrial, financial services and technology sectors compared to the year-ago period, offset by a decline in fee revenue in the life sciences/healthcare sector. The effect of exchange rates on fee revenue was minimal in the six months ended October 31, 2017, compared to the year-ago period.

EMEA reported fee revenue of $81.5 million, an increase of $11.4 million, or 16%, in the six months ended October 31, 2017 compared to $70.1 million in the year-ago period. Exchange rates minimally impacted fee revenue. The change in fee revenue was due to a 21% increase in the number of engagements billed, offset by a 4% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2017 compared to the year-ago period. The performance in the United Kingdom, Germany and France were the primary contributors to the increase in fee revenue in the six months ended October 31, 2017 compared to the year-ago period. All of the business sectors contributed to the growth in fee revenue in the six months ended October 31, 2017 as compared to the year-ago period, with industrial and financial services contributing the most.

Asia Pacific reported fee revenue of $47.5 million, an increase of $8.4 million, or 22%, in the six months ended October 31, 2017 compared to $39.1 million in the year-ago period. The effect of exchange rates on fee revenue was minimal. The increase in fee revenue was due to a 7% increase in the number of engagements billed and a 14% increase in the weighted-average fees billed per engagement (calculated using local currency) in the six months ended October 31, 2017 compared to the year-ago period. The performance in Australia, China, Japan and India were the primary contributors to the increase in fee revenue in the six months ended October 31, 2017 compared to the year-ago period, partially offset by a decline in fee revenue in Hong Kong. Financial services, industrial and technology were the main sectors contributing to the increase in fee revenue in the six months ended October 31, 2017, as compared to the year-ago period.

Latin America reported fee revenue of $15.6 million, a decrease of $3.2 million, or 17%, in the six months ended October 31, 2017 compared to $18.8 million in the year-ago period. Exchange rates favorably impacted fee revenue by $0.3 million, or 2%, in the six months ended October 31, 2017 compared to the year-ago period. The decrease in fee revenue is due to lower fee revenue in Mexico and Brazil in the six months ended October 31, 2017, compared to the year-ago period, partially offset by higher fee revenue in Chile and Ecuador. Consumer goods, financial services and life science/healthcare were the main sectors contributing to the decline in fee revenue, offset by the growth in the industrial sector in the six months ended October 31, 2017, compared to the year-ago period.

Hay Group. Hay Group reported fee revenue of $379.4 million, an increase of $16.0 million, or 4%, in the six months ended October 31, 2017 compared to $363.4 million in the year-ago period. Exchange rates minimally impacted fee revenue. Fee revenue from consulting services was higher by $10.3 million in the six months ended October 31, 2017 compared to the year-ago period, with the remaining increase of $5.7 million generated by our products business.

Futurestep. Futurestep reported fee revenue of $126.9 million, an increase of $15.4 million, or 14%, in the six months ended October 31, 2017 compared to $111.5 million in the year-ago period. Exchange rates minimally impacted fee. Higher fee revenues in RPO and professional search of $12.5 million and $4.1 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $41.4 million, or 8%, to $575.0 million in the six months ended October 31, 2017 from $533.6 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits expenses by $1.5 million, or 0.3%, in the six months ended October 31, 2017 compared to the year-ago period. The increase in compensation and benefits was primarily due to a 6% increase in the average headcount, primarily focused on fee earners, which contributed $32.8 million in higher salaries and related payroll taxes and $8.8 million more in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts) in the six months ended October 31, 2017 compared to the year-ago period. The rest of the change was due to the $4.5 million increase in amortization of long term incentive awards and $3.4 million increase in performance-related bonus expense, offset by $5.8 million in integration costs compared to the year-ago period.

Executive Search compensation and benefits expense increased by $26.6 million, or 13%, to $225.2 million in the six months ended October 31, 2017 compared to $198.6 million in the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $12.1 million due to a 7% increase in average headcount reflecting our continued growth-related investment back into the business. Also contributing to the increase in compensation and benefits expense was an increase of $6.9 million in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts), a $3.7 million increase in amortization of long-term incentive awards and a $2.0 million increase in performance related bonus expense compared to the year-ago period. The increase in performance related bonus expense was due to a 12% increase in fee revenue in the six months ended October 31, 2017 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 67% in the six months ended October 31, 2017 compared to 66% in the year-ago period.

Hay Group compensation and benefits expense increased $5.6 million, or 2%, to $240.2 million in the six months ended October 31, 2017 from $234.6 million in the year-ago period. The change was primarily due to increases in salaries and payroll taxes of $8.1 million and employer insurance cost of $1.1 million, offset by a decrease in integration costs of $3.8 million compared to year-ago period. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 63% in the six months ended October 31, 2017 compared to 65% in the year-ago period.

Futurestep compensation and benefits expense increased $11.4 million, or 15%, to $89.4 million in the six months ended October 31, 2017 from $78.0 million in the year-ago period. The increase was due to higher salaries and related payroll taxes of $11.0 million due to a 15% increase in the average headcount in the six months ended October 31, 2017 compared to the year-ago period. The higher average headcount was primarily driven by the need to service an increase in fee revenue in the RPO business. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 70% in both the six months ended October 31, 2017 and 2016.

Corporate compensation and benefits expense decreased by $2.2 million, or 10%, to $20.2 million in the six months ended October 31, 2017 from $22.4 million in the year-ago period. This decrease was mainly due to a decrease of $2.1 million in integration costs in the six months ended October 31, 2017 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $7.4 million, or 7%, to $116.9 million in the six months ended October 31, 2017 compared to $109.5 million in the year-ago period. Exchange rates minimally impacted general and administrative expenses during the six months ended October 31, 2017 compared to the year-ago period. The increase in general and administrative expenses was due to foreign exchange loss of $2.0 million during the six months ended October 31, 2017 compared to a foreign exchange gain of $1.8 million during the year-ago period. The rest of the change in general and administrative expenses was due to increases of $2.4 million, $1.8 million and $0.8 million in premise and office expense, bad debt expense and marketing and business development expenses, respectively, offset by a decline of $3.0 million in integration costs compared to the year-ago period. General and administrative expenses, as a percentage of fee revenue, was 14% in both the six months ended October 31, 2017 and 2016.

Executive Search general and administrative expenses increased $6.0 million, or 19%, to $38.3 million in the six months ended October 31, 2017 from $32.3 million in the year-ago period. General and administrative expenses increased primarily due to generating foreign exchange losses of $0.2 million during the six months ended October 31, 2017 compared to a foreign exchange gain of $1.8 million during the year-ago period and an increase in bad debt expense of $1.2 million. The rest of the change was due to an increase of $0.6 million in legal and other professional fees and an increase in marketing and business development of $0.5 million to support the higher fee revenues generated in the six months ended October 31, 2017 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the six months ended October 31, 2017 and 2016.

Hay Group general and administrative expenses increased $1.7 million, or 4%, to $49.3 million in the six months ended October 31, 2017 compared to $47.6 million in the year-ago period. The increase was primarily due to foreign exchange losses of $1.0 million during the six months ended October 31, 2017 compared to a foreign exchange gains of $0.8 million during the year-ago period. Hay Group general and administrative expenses, as a percentage of fee revenue, was 13% in both the six months ended October 31, 2017 and 2016.

Futurestep general and administrative expenses increased $2.3 million, or 21%, to $13.5 million in the six months ended October 31, 2017 from $11.2 million in the year-ago period. The increase was due primarily to increases in premise and office expense and bad debt expense of $0.9 million each in order to support the higher fee revenue generated in the six months ended October 31, 2017 compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 11% in the six months ended October 31, 2017 compared to 10% in the year-ago period.

Corporate general and administrative expenses decreased $2.6 million, or 14%, to $15.8 million in the six months ended October 31, 2017 compared to $18.4 million in the year-ago period. The decrease in general and administrative expenses was due to a decrease of $3.0 million in integration costs associated with the Legacy Hay acquisition and a decrease in marketing and business development expense of $0.6 million, offset by an increase in legal and other professional fees of $0.9 million during the six months ended October 31, 2017 compared to the six months ended October 31, 2016.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense was $35.7 million in both the six months ended October 31, 2017 and 2016. Cost of services expense, as a percentage of fee revenue, was 4% in the six months ended October 31, 2017 as compared to 5% in the year-ago period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $24.7 million, an increase of $1.5 million, or 7%, in the six months ended October 31, 2017 compared to $23.2 million in the year-ago period. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements, furniture and fixtures and intangible assets.

Restructuring Charges, Net

During the six months ended October 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate Legacy Hay entities that were acquired in fiscal 2016 and recorded $0.1 million of restructuring charges relating to the consolidation of premises.

During the six months ended October 31, 2016, we continued the implementation of the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in the prior year by eliminating redundant positions and operational, general and administrative expenses and consolidating of office space. As a result, we recorded $24.5 million of restructuring charges with $11.5 million of severance costs and $13.0 million relating to the consolidation of office space during the six months ended October 31, 2016.

Operating Income

Operating income was $92.0 million in the six months ended October 31, 2017 as compared to $51.1 million in the year-ago period. This increase in operating income resulted from higher fee revenue of $66.8 million and a decrease in restructuring charges, net of $24.4 million offset by increases of $41.4 million in compensation and benefits expense and $7.4 million in general and administrative expenses.

Executive Search operating income increased $3.6 million, or 6%, to $68.0 million in the six months ended October 31, 2017 as compared to $64.4 million in the year-ago period. The increase in Executive Search operating income was driven by increases in higher fee revenue of $35.4 million and a decrease in restructuring charges, net of $2.5 million, offset by increases in compensation and benefits expense, general and administrative expenses, cost of services expense and depreciation and amortization expenses of $26.6 million, $6.0 million, $1.0 million and $0.7 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 20% in the six months ended October 31, 2017 as compared to 21% in the year-ago period.

Hay Group operating income was $45.5 million, an increase of $30.3 million, in the six months ended October 31, 2017 as compared to operating income of $15.2 million in the year-ago period. The change was primarily driven by an increase in fee revenue of $16.0 million and restructuring recoveries, net of $0.2 million during the six months ended October 31, 2017 compared to restructuring charges, net of $21.5 million during the year-ago period, offset by an increase of $5.6 million in compensation and benefits expense and general and administrative expenses of $1.7 million in the six months ended October 31, 2017 compared to the year-ago period. Hay Group operating income, as a percentage of fee revenue, was 12% in the six months ended October 31, 2017 compared to 4% in the year-ago period.

Futurestep operating income was $17.6 million, an increase of $2.3 million, in the six months ended October 31, 2017 as compared to $15.3 million in the year-ago period. The increase in operating income was driven by higher fee revenue of $15.4 million, offset by an increase in compensation and benefits expense of $11.4 million and general and administrative expenses of $2.3 million. Futurestep operating income, as a percentage of fee revenue, was 14% in both the six months ended October 31, 2017 and 2016.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $32.0 million to $65.4 million in the six months ended October 31, 2017 compared to $33.4 million in the year-ago period. The increase was due to higher total revenue of $62.5 million and an increase in other income (loss), net of $3.8 million offset by higher operating expenses of $21.6 million and income tax provision of $14.2 million due to higher profitability compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 8% for the six months ended October 31, 2017 as compared to 4% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased by $9.2 million to $128.9 million in the six months ended October 31, 2017 as compared to $119.7 million in the year-ago period. This increase was driven by higher adjusted fee revenue of $63.2 million and an increase of $3.8 million in other income, net primarily due to the change in the fair value of our marketable securities, offset by increases of $47.2 million in compensation and benefits expense (excluding integration costs) and $10.4 million in general and administrative expenses (excluding integration costs). Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in both the six months ended October 31, 2017 and 2016.

Executive Search Adjusted EBITDA increased $2.4 million, or 3%, to $73.1 million in the six months ended October 31, 2017 as compared to $70.7 million in the six months ended October 31, 2016. The increase was driven by higher fee revenue of $35.4 million, offset by increases of $26.6 million in compensation and benefits expense and $6.0 million in general and administrative expenses during the six months ended October 31, 2017 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 22% in the six months ended October 31, 2017 as compared to 23% in the year-ago period.

Hay Group Adjusted EBITDA was $66.4 million in the six months ended October 31, 2017 as compared to $65.1 million in the year-ago period. The increase was driven by higher adjusted fee revenue of $12.4 million, offset by increases of $9.4 million in compensation and benefits expense (excluding integration costs) and $1.7 million in general and administrative expenses during the six months ended October 31, 2017 compared to the year-ago period. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 18% in both the six months ended October 31, 2017 and 2016.

Futurestep Adjusted EBITDA was $19.2 million in the six months ended October 31, 2017 as compared to $16.6 million in the year-ago period. The increase was driven by higher fee revenue of $15.4 million, offset by increases of $11.4 million in compensation and benefits expense and $2.3 million in general and administrative expenses during the six months ended October 31, 2017 compared to the year-ago period. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the six months ended October 31, 2017 and 2016.

Other Income, Net

Other income, net was $7.2 million in the six months ended October 31, 2017 as compared to $3.4 million in the year-ago period. The increase was primarily due to the change in the fair value of our marketable securities, which created a bigger gain during the six months ended October 31, 2017 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $5.2 million in the six months ended October 31, 2017 as compared to $5.8 million in the year-ago period. The decrease was mainly due to the write-off of $1.0 million in debt issuance costs in the year-ago period associated with our prior term facility.

Income Tax Provision

The provision for income tax was $27.8 million in the six months ended October 31, 2017 compared to $13.6 million in the year-ago period. This reflects a 30% and 28% effective tax rate for the six months ended October 31, 2017 and 2016, respectively. The increase in the effective tax rate for the six months ended October 31, 2017 is due to a higher percentage of taxable income arising in jurisdictions with higher statutory tax rates.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2017 was $0.8 million compared to $1.8 million for the six months ended October 31, 2016.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of intellectual property and derivative products and services, and the investment in synergistic accretive merger and acquisition transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ending April 30, 2017. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. See Note 10 — Long-Term Debt for a description of the new credit facility. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. We had $3.0 million standby letters of credit issued under our long-term debt arrangements as of October 31, 2017 and April 30, 2017. We had a total of $8.2 million and $8.1 million of standby letters of credits with other financial institutions as of October 31, 2017 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the second quarter of fiscal 2017, we resumed repurchasing shares through this program. We repurchased approximately $29.3 million of the Company’s common stock during the six months ended October 31, 2017. As of October 31, 2017, $91.9 million remained available for common stock repurchases under our stock repurchase program. Any decision to continue to execute our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition, shares repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our dividend policy.

Cash and cash equivalents and marketable securities were $413.9 million and $530.8 million as of October 31, 2017 and April 30, 2017, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $184.9 million and $245.1 million at October 31, 2017 and April 30, 2017, respectively. As of October 31, 2017 and April 30, 2017, we held $168.2 million and $165.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2018 and 2017 annual bonuses. If these amounts were distributed to the United States, in the form of dividends, we would be subject to additional U.S. income taxes. The Company has a plan to distribute a small portion of the cash held in foreign locations to the United States. No deferred tax liability has been recorded because no additional taxes would arise in connection with such distributions. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in the six months ended October 31, 2017. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of October 31, 2017 and April 30, 2017, marketable securities of $131.2 million (net of gross unrealized gains of $12.1 million and gross unrealized losses of $0.5 million) and $119.9 million (net of gross unrealized gains of $6.7 million and gross unrealized losses of $0.6 million), respectively, held in trust for settlement of our obligations under certain deferred compensation plans, of which $117.6 million and $115.6 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $115.7 million and $99.5 million as of October 31, 2017 and April 30, 2017, respectively. Unvested obligations under the deferred compensation plans totaled $28.8 million and $37.6 million as of October 31, 2017 and April 30, 2017, respectively.

The net increase in our working capital of $2.5 million as of October 31, 2017 compared to April 30, 2017 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset by decreases in cash and cash equivalents. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to the payment of annual bonuses earned in fiscal 2017 and paid during the first quarter of fiscal 2018, with cash and cash equivalents also decreasing due to sign-on and retention payments made during the quarter. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 61 days to 67 days (which is consistent with historical experience) from April 30, 2017 to October 31, 2017. Cash used in operating activities was $56.2 million in the six months ended October 31, 2017, a decrease of $32.4 million, compared to $88.6 million in the year-ago period.

Cash used in investing activities was $24.7 million in the six months ended October 31, 2017, a decrease of $6.1 million, compared to $30.8 million in the year-ago period. Cash used in investing activities was lower due to a decrease in purchases of property and equipment and a payment made on the final working capital settlement related to the Legacy Hay acquisition made during the six months ended October 31, 2016, offset by cash used to purchase marketable securities net of sales/maturities in the six months ended October 31, 2017 compared to cash provided by sales/maturities of marketable securities net of purchase of marketable securities in the year-ago period.

Cash used in financing activities was $53.0 million in the six months ended October 31, 2017 compared to cash provided by financing activities of $108.5 million in the year-ago period. The change from cash provided by financing activities to cash used in financing activities was primarily due to a decrease of $135.0 million in proceeds from our term loan facility net of pay-off of the term loan that was outstanding as of April 30, 2016, $5.2 million more in term loan payments and an increase of shares repurchased under the stock repurchase program of $22.3 million in the six months ended October 31, 2017 compared to the year-ago period.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2017 and April 30, 2017, we held contracts with gross CSV of $182.5 million and $180.3 million, respectively. Since fiscal 2012, we paid the premiums under our COLI contracts from operating cash, and in prior years, we generally borrowed under our COLI contracts to pay related premiums. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. Total outstanding borrowings against the CSV of COLI contracts were $66.8 million and $67.2 million as of October 31, 2017 and April 30, 2017, respectively. At October 31, 2017 and April 30, 2017, the net cash value of these policies was $115.6 million and $113.1 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent (to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Hay Group integration). The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0% and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. Our credit agreement permits payment of dividends to stockholders and make share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $275 million on the new term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2017, the average rate on the Term Facility was 2.49% and 2.41%, respectively. During the three and six months ended October 31, 2016, the average rate was 2.44% and 2.43%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $10.3 million made during the six months ended October 31, 2017. As of October 31, 2017, $249.2 million was outstanding under the Term Facility compared to $259.5 million as of April 30, 2017. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $3.1 million and $3.5 million as of October 31, 2017 and April 30, 2017, respectively. The fair value of our Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of October 31, 2017, we were in compliance with our debt covenants.

As of October 31, 2017 and April 30, 2017, we had no borrowings under the Revolver. We had $3.0 million of standby letters of credits issued under its long-term debt arrangements as of October 31, 2017 and April 30, 2017. We had a total of $8.2 million and $8.1 million of standby letters of credits with other financial institutions as of October 31, 2017 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2017, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $1.4 million in the six months ended October 31, 2017 as compared to foreign currency gains, on an after tax basis, included in net income were $1.3 million in the six months ended October 31, 2016.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Korean Won, Brazilian Real, Russian Ruble and Indonesian Rupiah. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2017, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $8.6 million. We have established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures which increased as a result of the Legacy Hay acquisition. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of October 31, 2017, there was $249.2 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million and $1.3 million for the three and six months ended October 31, 2017, respectively. During the three and six months ended October 31, 2017, the average interest rate on the term loan was 2.49% and 2.41%, respectively. We had no borrowings under the Revolver as of October 31, 2017.

To mitigate the interest rate risk on our Term Facility, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. The notional amount is amortized so that the amount is always 50% of the principal balance of the debt outstanding. As of October 31, 2017, the notional amount was $124.6 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $66.8 million and $67.2 million of borrowings against the CSV of COLI contracts as of October 31, 2017 and April 30, 2017, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended October 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Recently proposed changes in U.S. tax law may have a material impact on our results of operation.

Both the United States Senate and House of Representatives have recently passed legislation that would significantly reform U.S. tax laws. The proposed changes currently include a reduction in the maximum corporate tax rate, immediate expensing of certain business investments, a limitation on the net interest expense deduction and substantial changes to the international tax system. While we are unable to predict the scope of the proposed tax reforms that will be enacted into law, and what effects any enacted legislation will have on our liability for U.S. corporate tax, these potential changes could have a material impact on our results of operation.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2017:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)
August 1, 2017—August 31, 2017	728,923	$32.56	728,923	$93.4 million
September 1, 2017—September 30, 2017	45,181	$33.36	45,000	$91.9 million
October 1, 2017—October 31, 2017	2,707	$39.85	—	$91.9 million

Total	776,811	$32.63	773,923

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.

(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $25.3 million of the Company’s common stock under the program during the second quarter of fiscal 2018.

Our senior secured credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00 and our pro forma domestic liquidity is at least $50.0 million.

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

Date: December 8, 2017