Form 10-Q
period 2018-01-31
KORN FERRY INTERNATIONAL
filed 2018-03-09
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

The number of shares outstanding of our common stock as of March 5, 2018 was 56,524,927 shares.

KORN/FERRY INTERNATIONAL

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	April 30, 2017
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$389,990	$410,882
Marketable securities	14,807	4,363
Receivables due from clients, net of allowance for doubtful accounts of $17,990 and $15,455 at January 31, 2018 and April 30, 2017, respectively	397,845	345,314
Income taxes and other receivables	25,985	31,573
Prepaid expenses and other assets	63,409	51,542

Total current assets	892,036	843,674
Marketable securities, non-current	124,196	115,574
Property and equipment, net	116,767	109,567
Cash surrender value of company owned life insurance policies, net of loans	118,248	113,067
Deferred income taxes, net	23,222	20,175
Goodwill	586,561	576,865
Intangible assets, net	206,733	217,319
Investments and other assets	98,769	66,657

Total assets	$2,166,532	$2,062,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$28,359	$37,481
Income taxes payable	17,128	4,526
Compensation and benefits payable	234,411	248,354
Term loan	23,192	19,754
Other accrued liabilities	163,784	148,464

Total current liabilities	466,874	458,579

Deferred compensation and other retirement plans	233,595	219,905
Term loan, non-current	217,969	236,222
Deferred tax liabilities	7,619	7,014
Other liabilities	59,581	54,130

Total liabilities	985,638	975,850

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 71,606 and 70,811 shares issued at January 31, 2018 and April 30, 2017, respectively and 56,518 and 56,938 shares outstanding at January 31, 2018 and April 30, 2017, respectively	679,277	692,527
Retained earnings	537,353	461,976
Accumulated other comprehensive loss, net	(38,671)	(71,064)

Total Korn/Ferry International stockholders’ equity	1,177,959	1,083,439
Noncontrolling interest	2,935	3,609

Total stockholders’ equity	1,180,894	1,087,048

Total liabilities and stockholders’ equity	$2,166,532	$2,062,898

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Fee revenue	$447,581	$381,918	$1,291,853	$1,159,456
Reimbursed out-of-pocket engagement expenses	13,189	12,277	39,302	42,626

Total revenue	460,770	394,195	1,331,155	1,202,082

Compensation and benefits	310,751	262,438	885,748	796,014
General and administrative expenses	58,516	56,818	175,380	166,294
Reimbursed expenses	13,189	12,277	39,302	42,626
Cost of services	17,467	16,545	53,163	52,251
Depreciation and amortization	12,225	11,774	36,881	34,970
Restructuring charges, net	—	3,801	78	28,321

Total operating expenses	412,148	363,653	1,190,552	1,120,476

Operating income	48,622	30,542	140,603	81,606
Other income, net	7,689	4,200	14,847	7,580
Interest expense, net	(2,665)	(2,402)	(7,904)	(8,199)

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	53,646	32,340	147,546	80,987
Equity in earnings of unconsolidated subsidiaries, net	97	113	187	221
Income tax provision	26,316	8,075	54,145	21,706

Net income	27,427	24,378	93,588	59,502
Net income attributable to noncontrolling interest	(180)	(481)	(969)	(2,245)

Net income attributable to Korn/Ferry International	$27,247	$23,897	$92,619	$57,257

Earnings per common share:
Basic	$0.49	$0.42	$1.65	$1.01

Diluted	$0.48	$0.42	$1.63	$1.00

Weighted-average common shares outstanding:
Basic	55,252	56,173	55,479	56,325

Diluted	55,997	56,702	56,236	56,917

Cash dividends declared per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$27,427	$24,378	$93,588	$59,502

Other comprehensive income:
Foreign currency translation adjustments	17,839	(1,583)	29,773	(20,016)
Deferred compensation and pension plan adjustments, net of tax	361	465	1,065	1,392
Unrealized gain on interest rate swap, net of tax	1,077	—	1,470	—

Comprehensive income	46,704	23,260	125,896	40,878
Less: comprehensive income attributable to noncontrolling interest	(226)	(219)	(884)	(1,809)

Comprehensive income attributable to Korn/Ferry International	$46,478	$23,041	$125,012	$39,069

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$93,588	$59,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,881	34,970
Stock-based compensation expense	15,800	14,101
Provision for doubtful accounts	9,933	8,373
Gain on cash surrender value of life insurance policies	(6,020)	(3,316)
Gain on marketable securities	(14,022)	(7,090)
Deferred income taxes	5,373	7,812
Change in other assets and liabilities:
Deferred compensation	25,587	(22)
Receivables due from clients	(62,464)	(35,503)
Income tax and other receivables	4,445	(3,249)
Prepaid expenses and other assets	(11,867)	(8,882)
Investment in unconsolidated subsidiaries	(187)	(221)
Income taxes payable	18,217	(3,450)
Accounts payable and accrued liabilities	(15,569)	(45,891)
Other	(40,103)	(3,393)

Net cash provided by operating activities	59,592	13,741

Cash flows from investing activities:
Purchase of property and equipment	(31,133)	(41,616)
Cash paid for acquisition, net of cash acquired	—	(2,880)
Purchase of marketable securities	(7,462)	(9,526)
Proceeds from sales/maturities of marketable securities	2,515	42,533
Premium on company-owned life insurance policies	(1,339)	(1,337)
Proceeds from life insurance policies	5,175	—
Dividends received from unconsolidated subsidiaries	60	455

Net cash used in investing activities	(32,184)	(12,371)

Cash flows from financing activities:
Proceeds from term loan facility	—	275,000
Principal payment on term loan facility	(15,469)	(150,313)
Payment of contingent consideration from acquisition	(485)	(1,070)
Repurchases of common stock	(32,568)	(16,318)
Payments of tax withholdings on restricted stock	(3,657)	(4,377)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	6,885	4,981
Dividends – noncontrolling interest	(1,558)	(1,229)
Dividends paid to shareholders	(17,242)	(17,546)
Payments on life insurance policy loans	(464)	—

Net cash (used in) provided by financing activities	(64,558)	89,128

Effect of exchange rate changes on cash and cash equivalents	16,258	(12,445)

Net (decrease) increase in cash and cash equivalents	(20,892)	78,053
Cash and cash equivalents at beginning of period	410,882	273,252

Cash and cash equivalents at end of period	$389,990	$351,305

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the intellectual property expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the intellectual property but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of January 31, 2018 and April 30, 2017, the Company included deferred revenue of $110.9 million and $95.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2018 and April 30, 2017, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available.

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

As of January 31, 2018 and April 30, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

from quoted market prices and the fair values of foreign currency forward contracts or the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2017, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. The Company’s annual impairment test will be performed in the fourth quarter of fiscal 2018. There was also no indication of potential impairment as of January 31, 2018 and April 30, 2017 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2018 and April 30, 2017, there were no indicators of impairment with respect to the Company’s intangible assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $155.2 million and $136.2 million during the nine months ended January 31, 2018 and 2017, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2018 and 2017, the performance related bonus expense was $56.8 million and $41.1 million, respectively.

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

Stock-Based Compensation

The Company has employee compensation plans under which various types of stock-based instruments are granted. These instruments principally include restricted stock units, restricted stock and an Employee Stock Purchase Plan (“ESPP”). The Company recognizes compensation expense related to restricted stock units, restricted stock and the estimated fair value of stock purchases under the ESPP on a straight-line basis over the service period for the entire award.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016 and were adopted by the Company effective May 1, 2017. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes in the current year compared to recording it previously as a component of equity. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company elected to apply the presentation for cash flows related to excess tax benefits retrospectively for all periods presented which resulted in minimal impact to cash used in operations and cash provided

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

by financing activities for the nine months ended January 31, 2017. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity. The Company elected to account for forfeitures as they occur, rather than estimating the expected forfeitures over the vesting period. This election did not have an impact on the Company’s financial statements.

Recently Issued Accounting Standards - Not Yet Adopted

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

The Company has completed its initial evaluation of the impact of ASU 2014-09 on executive search activities and recruitment for non-executive professionals and recruitment process outsourcing. As to executive search and recruitment for non-executive professionals we expect the implementation of ASU 2014-09 to result in timing differences in the recognition of uptick revenue (uptick revenue occurs when a placement’s actual compensation is higher than the original estimated compensation). Currently the Company recognizes uptick revenue as the amount becomes fixed and determinable. Under ASU 2014-09, however, upticks are considered variable consideration and the Company will be required to estimate upticks at contract inception and recognize the revenue over the service period. Based on our initial evaluation the impact of ASU 2014-09 on the recruitment process outsourcing revenue stream is not expected to be material. The Company expects to finalize its evaluation of the impact of ASU No. 2014-09 by the end of the fiscal year.

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

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The new guidance simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this standard are effective for goodwill impairment tests in fiscal

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the adoption timeline and the effects that the standard will have on the consolidated financial statements.

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

In August 2017, the FASB issued guidance amending and simplifying accounting for hedging activities. The new guidance will refine and expand strategies that qualify for hedge accounting and simplify the application of hedge accounting in certain situations. The amendments of this standard are effective for fiscal years beginning after December 15, 2018. The Company will adopt this guidance in its fiscal year beginning May 1, 2019. The Company is currently evaluating the impact of adopting this guidance.

In February 2018, the FASB issued ASU 2018-02 which provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income (loss), net to retained earnings resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The new guidance requires companies to disclose whether they decided to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss), net to retained earnings and to disclose a policy for releasing the income tax effects from accumulated other comprehensive income (loss), net. The guidance is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. If companies elect to reclassify the stranded tax effects the guidance allows it to be recorded in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. The Company is currently evaluating the impact of adopting this guidance.

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

During the three and nine months ended January 31, 2018, restricted stock awards of 0.6 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2017, restricted stock awards of 0.5 million and 0.6 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(in the thousands, except per share data)
Net income attributable to Korn/Ferry International	$27,247	$23,897	$92,619	$57,257
Less: distributed and undistributed earnings to nonvested restricted stockholders	295	227	982	505

Basic net earnings attributable to common stockholders	26,952	23,670	91,637	56,752
Add: undistributed earnings to nonvested restricted stockholders	235	172	804	356
Less: reallocation of undistributed earnings to nonvested restricted stockholders	232	171	793	353

Diluted net earnings attributable to common stockholders	$26,955	$23,671	$91,648	$56,755

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,252	56,173	55,479	56,325
Effect of dilutive securities:
Restricted stock	738	505	744	540
Stock options	3	20	6	24
ESPP	4	4	7	28

Diluted weighted-average number of common shares outstanding	55,997	56,702	56,236	56,917

Net earnings per common share:
Basic earnings per share	$0.49	$0.42	$1.65	$1.01

Diluted earnings per share	$0.48	$0.42	$1.63	$1.00

3. Stockholders’ Equity

The following table summarizes the changes in stockholders’ equity for the three months ended January 31, 2018:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of October 31, 2017	$1,132,014	$2,709	$1,134,723
Comprehensive income (loss):
Net income	27,247	180	27,427
Foreign currency translation adjustments	17,793	46	17,839
Deferred compensation and pension plan adjustments, net of tax	361	—	361
Unrealized gain on interest rate swap, net of tax	1,077	—	1,077
Dividends paid to shareholders	(5,705)	—	(5,705)
Purchase of stock	(3,503)	—	(3,503)
Issuance of stock	3,412	—	3,412
Stock-based compensation	5,263	—	5,263

Balance as of January 31, 2018	$1,177,959	$2,935	$1,180,894

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

The following table summarizes the changes in stockholders’ equity for the nine months ended January 31, 2018:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2017	$1,083,439	$3,609	$1,087,048
Comprehensive income (loss):
Net income	92,619	969	93,588
Foreign currency translation adjustments	29,858	(85)	29,773
Deferred compensation and pension plan adjustments, net of tax	1,065	—	1,065
Unrealized gain on interest rate swap, net of tax	1,470	—	1,470
Dividends paid to shareholders	(17,242)	—	(17,242)
Dividends paid to noncontrolling interest	—	(1,558)	(1,558)
Purchase of stock	(36,225)	—	(36,225)
Issuance of stock	7,998	—	7,998
Stock-based compensation	14,977	—	14,977

Balance as of January 31, 2018	$1,177,959	$2,935	$1,180,894

The following table summarizes the changes in stockholders’ equity for the three months ended January 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of October 31, 2016	$1,050,553	$3,591	$1,054,144
Comprehensive income (loss):
Net income	23,897	481	24,378
Foreign currency translation adjustments	(1,321)	(262)	(1,583)
Deferred compensation and pension plan adjustments, net of tax	465	—	465
Dividends paid to shareholders	(5,796)	—	(5,796)
Dividends paid to noncontrolling interest	—	(1,229)	(1,229)
Purchase of stock	(9,578)	—	(9,578)
Issuance of stock	2,778	—	2,778
Stock-based compensation	4,406	—	4,406
Tax benefit from exercise of stock options and vesting of restricted stock	17	—	17

Balance as of January 31, 2017	$1,065,421	$2,581	$1,068,002

The following table summarizes the changes in stockholders’ equity for the nine months ended January 31, 2017:

	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in thousands)
Balance as of April 30, 2016	$1,045,300	$2,001	$1,047,301
Comprehensive income (loss):
Net income	57,257	2,245	59,502
Foreign currency translation adjustments	(19,580)	(436)	(20,016)
Deferred compensation and pension plan adjustments, net of tax	1,392	—	1,392
Dividends paid to shareholders	(17,546)	—	(17,546)
Dividends paid to noncontrolling interest	—	(1,229)	(1,229)
Purchase of stock	(20,695)	—	(20,695)
Issuance of stock	5,746	—	5,746
Stock-based compensation	13,497	—	13,497
Tax benefit from exercise of stock options and vesting of restricted stock	50	—	50

Balance as of January 31, 2017	$1,065,421	$2,581	$1,068,002

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

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

The components of accumulated other comprehensive income (loss), net were as follows:

	January 31, 2018	April 30, 2017
	(in thousands)
Foreign currency translation adjustments	$(25,501)	$(55,359)
Deferred compensation and pension plan adjustments, net of tax	(14,062)	(15,127)
Interest rate swap unrealized gain (loss), net of taxes	892	(578)

Accumulated other comprehensive loss, net	$(38,671)	$(71,064)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended January 31, 2018:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2017	$(43,294)	$(14,423)	$(185)	$(57,902)
Unrealized gains arising during the period	17,793	—	973	18,766
Reclassification of realized net losses to net income	—	361	104	465

Balance as of January 31, 2018	$(25,501)	$(14,062)	$892	$(38,671)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the nine months ended January 31, 2018:
	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2017	$(55,359)	$(15,127)	$(578)	$(71,064)
Unrealized gains arising during the period	29,858	—	1,061	30,919
Reclassification of realized net losses to net income	—	1,065	409	1,474

Balance as of January 31, 2018	$(25,501)	$(14,062)	$892	$(38,671)

(1)	The tax effect on the reclassifications of realized net losses was $0.2 million and $0.7 million for the three and nine months ended January 31, 2018, respectively.
(2)	The tax effect on unrealized gains was $0.6 million and $0.6 million for the three and nine months ended January 31, 2018, respectively. The tax effect on the reclassification of realized net losses to net income was $0.1 million and $0.3 million for the three and nine months ended January 31, 2018, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the three months ended January 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2016	$(54,598)	$(20,645)	$(75,243)
Unrealized losses arising during the period	(1,321)	—	(1,321)
Reclassification of realized net losses to net income	—	465	465

Balance as of January 31, 2017	$(55,919)	$(20,180)	$(76,099)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss), net for the nine months ended January 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2016	$(36,339)	$(21,572)	$(57,911)
Unrealized losses arising during the period	(19,580)	—	(19,580)
Reclassification of realized net losses to net income	—	1,392	1,392

Balance as of January 31, 2017	$(55,919)	$(20,180)	$(76,099)

(1)	The tax effect on the reclassifications of realized net losses was $0.3 million and $0.9 million for the three and nine months ended January 31, 2017, respectively.

5. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Restricted stock	$5,263	$4,406	$14,977	$13,497
ESPP	254	175	823	604

Total stock-based compensation expense, pre-tax	5,517	4,581	15,800	14,101
Tax benefit from stock-based compensation expense	(2,750)	(1,111)	(5,798)	(3,778)

Total stock-based compensation expense, net of tax	$2,767	$3,470	$10,002	$10,323

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

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

Restricted stock activity during the nine months ended January 31, 2018 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2017	1,581	$29.74
Granted	623	$37.46
Vested	(419)	$26.01
Forfeited	(68)	$33.28

Non-vested, January 31, 2018	1,717	$33.31

As of January 31, 2018, there were 0.7 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $9.9 million and $4.3 million, respectively.

As of January 31, 2018, there was $35.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. During the three and nine months ended January 31, 2018, 4,653 shares and 105,024 shares of restricted stock totaling $0.2 million and $3.6 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2017, 7,151 shares and 193,668 shares of restricted stock totaling $0.2 million and $4.4 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three and nine months ended January 31, 2018, employees purchased 82,464 shares at $35.17 per share and 198,749 shares at $31.77 per share, respectively. During the three and nine months ended January 31, 2017, employees purchased 93,130 shares at $25.01 per share and 207,141 shares at $20.93 per share, respectively. As of January 31, 2018, the ESPP had approximately 1.1 million shares remaining available for future issuance.

Common Stock

During the nine months ended January 31, 2018, the Company issued 41,075 shares of common stock, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.6 million. No stock options were exercised during the three months ended January 31, 2018. During the three and nine months ended January 31, 2017, the Company issued 2,510 shares and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

46,600 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.03 million and $0.6 million, respectively.

During the three and nine months ended January 31, 2018, the Company repurchased (on the open market) 80,800 shares and 974,079 shares of the Company’s common stock for $3.3 million and $32.6 million, respectively. During the three and nine months ended January 31, 2017, the Company repurchased (on the open market) 383,598 shares and 719,098 shares of the Company’s common stock for $9.4 million and $16.3 million, respectively.

6. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2018 and April 30, 2017:

	January 31, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$388,962	$—	$—	$388,962	$388,962	$—	$—	$—	$—
Money market funds	1,028	—	—	1,028	1,028	—	—	—	—
Mutual funds (1)	124,202	15,489	(688)	139,003	—	14,807	124,196	—	—

Total	$514,192	$15,489	$(688)	$528,993	$389,990	$14,807	$124,196	$—	$—

Level 2:
Foreign currency forward contracts	$—	$814	$(1,992)	$(1,178)	$—	$—	$—	$78	$(1,256)
Interest rate swap	$—	$1,390	$—	$1,390	$—	$—	$—	$1,390	$—

	April 30, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$409,824	$—	$—	$409,824	$409,824	$—	$—	$—	$—
Money market funds	1,058	—	—	1,058	1,058	—	—	—	—
Mutual funds (1)	113,818	6,697	(578)	119,937	—	4,363	115,574	—	—

Total	$524,700	$6,697	$(578)	$530,819	$410,882	$4,363	$115,574	$—	$—

Level 2:
Foreign currency forward contracts	$—	$129	$(846)	$(717)	$—	$—	$—	$—	$(717)
Interest rate swap	$—	$—	$(947)	$(947)	$—	$—	$—	$—	$(947)

(1)	These investments are held in trust for settlement of the Company’s vested obligations of $122.3 million and $99.5 million as of January 31, 2018 and April 30, 2017, respectively, under the ECAP (see Note 7 — Deferred Compensation and Retirement Plans). During the three and nine months ended January 31, 2018, the fair value of the investments increased; therefore, the Company recognized income of $7.2 million and $14.0 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2017, the fair value of the investments increased; therefore, the Company recognized income of $3.9 million and $7.1 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as trading are based upon employee elections from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2018 and April 30, 2017, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. As of January 31, 2018, the notional amount was $122.0 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	January 31, 2018	April 30, 2017
	(in thousands)
Derivative asset:
Interest rate swap contract	$1,390	$—
Derivative liability:
Interest rate swap contract	$—	$947

During the three and nine months ended January 31, 2018, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended	Nine Months Ended
	January 31, 2018
	(in thousands)
Gains recognized in other comprehensive income (net of tax effects of $553 and $609, respectively)	$973	$1,061
Losses reclassified from accumulated other comprehensive income into interest expense, net	$167	$667

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that the amount included in accumulated other comprehensive income as of January 31, 2018 that will be reclassified into interest expense, net within the following 12 months is less than $0.1 million in income. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Non-Designated Derivatives – Foreign Currency Forward Contracts

The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2018	April 30, 2017
	(in thousands)
Derivative assets:
Total gross amount of foreign currency forward contracts	$814	$—
Gross derivatives offset on the balance sheet (1)	(736)	—

Net amounts presented on the balance sheet	$78	$—

Derivative liabilities:
Total gross amount of foreign currency forward contracts	$1,992	$846
Gross derivatives offset on the balance sheet (1)	(736)	(129)

Net amounts presented on the balance sheet	$1,256	$717

(1)	These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value of adjustments related to our counterparty credit risk.

As of January 31, 2018, the total notional amounts of the forward contracts purchased and sold were $19.7 million and $57.2 million, respectively. As of April 30, 2017, the total notional amounts of the forward contracts purchased and sold were $19.4

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

million and $70.0 million, respectively. During the three and nine months ended January 31, 2018, the Company incurred losses of $1.9 million and $4.2 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During the three and nine months ended January 31, 2017, the Company incurred gains of $1.1 million and $1.3 million, respectively, related to forward contracts. These gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Service cost	$3,235	$1,793	$8,526	$3,981
Interest cost	958	1,062	2,876	3,185
Amortization of actuarial loss	577	763	1,731	2,289
Expected return on plan assets (1)	(398)	(389)	(1,195)	(1,169)

Net periodic benefit costs	$4,372	$3,229	$11,938	$8,286

(1)	The expected long-term rate of return on plan assets is 6.50% for January 31, 2018 and 2017.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $185.0 million and $180.3 million as of January 31, 2018 and April 30, 2017, respectively, is offset by outstanding policy loans of $66.8 million and $67.2 million in the accompanying consolidated balance sheets as of January 31, 2018 and April 30, 2017, respectively. The CSV value of the underlying COLI investments increased by $1.8 million and $6.0 million during the three and nine months ended January 31, 2018, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $0.1 million and $3.3 million during the three and nine months ended January 31, 2017, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2018, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $7.2 million and $14.4 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $7.2 million and $14.0 million during the three and nine months ended January 31, 2018, respectively, recorded in other income, net on the consolidated statements of income. During the three and nine months ended January 31, 2017, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $4.1 million and $6.7 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $3.9 million and $7.1 million during the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

three and nine months ended January 31, 2017, respectively, recorded in other income, net on the consolidated statements of income (see Note 6 — Financial Instruments).

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

Changes in the restructuring liability during the three months ended January 31, 2018 are as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of October 31, 2017	$1,541	$4,716	$6,257
Reductions for cash payments	(231)	(1,063)	(1,294)
Exchange rate fluctuations	123	55	178

Liability as of January 31, 2018	$1,433	$3,708	$5,141

Changes in the restructuring liability during the nine months ended January 31, 2018 are as follows:
	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2017	$5,341	$8,354	$13,695
Restructuring charges, net	—	78	78
Reductions for cash payments	(4,178)	(5,328)	(9,506)
Exchange rate fluctuations	270	604	874

Liability as of January 31, 2018	$1,433	$3,708	$5,141

As of January 31, 2018 and April 30, 2017, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $1.6 million and $4.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	January 31, 2018
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$262	$262
Asia Pacific	—	5	5

Total Executive Search	—	267	267
Hay Group	1,433	3,340	4,773
Futurestep	—	101	101

Liability as of January 31, 2018	$1,433	$3,708	$5,141

	April 30, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$134	$250	$384
Europe, Middle East and Africa (“EMEA”)	393	—	393
Asia Pacific	—	6	6
Latin America	—	87	87

Total Executive Search	527	343	870
Hay Group	4,814	7,879	12,693
Futurestep	—	132	132

Liability as of April 30, 2017	$5,341	$8,354	$13,695

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

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

The Company evaluates performance and allocates resources based on the Company’s chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, net, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies, except the items described above are excluded from EBITDA to arrive at Adjusted EBITDA. For the nine months ended January 31, 2017, Adjusted EBITDA includes deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that the Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue.

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$102,716	$46,782	$24,493	$6,425	$180,416	$198,056	$69,109	$—	$447,581
Total revenue	$106,332	$47,763	$24,942	$6,456	$185,493	$201,961	$73,316	$—	$460,770

Net income attributable to Korn/Ferry International									$27,247
Net income attributable to noncontrolling interest									180
Other income, net									(7,689)
Interest expense, net									2,665
Equity in earnings of unconsolidated subsidiaries, net									(97)
Income tax provision									26,316

Operating income (loss)	$21,313	$7,329	$5,289	$408	$34,339	$27,079	$10,056	$(22,852)	48,622
Depreciation and amortization	990	458	361	113	1,922	7,882	733	1,688	12,225
Other income, net	585	37	185	40	847	370	2	6,470	7,689
Equity in earnings of unconsolidated subsidiaries, net	97	—	—	—	97	—	—	—	97

EBITDA	22,985	7,824	5,835	561	37,205	35,331	10,791	(14,694)	68,633
Integration/acquisition costs	—	—	—	—	—	1,593	—	80	1,673

Adjusted EBITDA	$22,985	$7,824	$5,835	$561	$37,205	$36,924	$10,791	$(14,614)	$70,306

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

	Three Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$84,827	$39,147	$21,012	$7,835	$152,821	$175,662	$53,435	$—	$381,918
Total revenue	$87,975	$39,965	$21,336	$7,856	$157,132	$178,962	$58,101	$—	$394,195

Net income attributable to Korn/Ferry International									$23,897
Net income attributable to noncontrolling interest									481
Other income, net									(4,200)
Interest expense, net									2,402
Equity in earnings of unconsolidated subsidiaries, net									(113)
Income tax provision									8,075

Operating income (loss)	$17,718	$8,175	$2,086	$1,352	$29,331	$15,988	$6,549	$(21,326)	30,542
Depreciation and amortization	996	226	268	(21)	1,469	8,061	789	1,455	11,774
Other income (loss), net	316	19	60	61	456	122	(2)	3,624	4,200
Equity in earnings of unconsolidated subsidiaries, net	113	—	—	—	113	—	—	—	113

EBITDA	19,143	8,420	2,414	1,392	31,369	24,171	7,336	(16,247)	46,629
Restructuring charges, net	—	—	893	309	1,202	2,519	80	—	3,801
Integration/acquisition costs	—	—	—	—	—	3,364	—	1,466	4,830

Adjusted EBITDA	$19,143	$8,420	$3,307	$1,701	$32,571	$30,054	$7,416	$(14,781)	$55,260

	Nine Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$296,093	$128,249	$71,983	$22,048	$518,373	$577,462	$196,018	$—	$1,291,853
Total revenue	$305,866	$130,894	$73,009	$22,114	$531,883	$589,093	$210,179	$—	$1,331,155

Net income attributable to Korn/Ferry International									$92,619
Net income attributable to noncontrolling interest									969
Other income, net									(14,847)
Interest expense, net									7,904
Equity in earnings of unconsolidated subsidiaries, net									(187)
Income tax provision									54,145

Operating income (loss)	$66,253	$20,349	$12,811	$2,961	$102,374	$72,532	$27,702	$(62,005)	140,603
Depreciation and amortization	2,923	1,345	1,052	331	5,651	24,110	2,313	4,807	36,881
Other income, net	1,157	136	384	99	1,776	459	10	12,602	14,847
Equity in earnings of unconsolidated subsidiaries, net	187	—	—	—	187	—	—	—	187

EBITDA	70,520	21,830	14,247	3,391	109,988	97,101	30,025	(44,596)	192,518
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	6,455	—	199	6,654

Adjusted EBITDA	$70,520	$21,830	$14,560	$3,391	$110,301	$103,315	$30,031	$(44,397)	$199,250

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

	Nine Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$539,086	$164,960	$—	$1,159,456
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$542,621	$164,960	—	$1,162,991

Total revenue	$269,302	$111,721	$61,445	$26,766	$469,234	$552,822	$180,026	$—	$1,202,082

Net income attributable to Korn/Ferry International									$57,257
Net income attributable to noncontrolling interest									2,245
Other income, net									(7,580)
Interest expense, net									8,199
Equity in earnings of unconsolidated subsidiaries, net									(221)
Income tax provision									21,706

Operating income (loss)	$60,458	$21,049	$6,216	$5,966	$93,689	$31,188	$21,849	$(65,120)	81,606
Depreciation and amortization	2,816	666	757	267	4,506	24,102	2,081	4,281	34,970
Other income (loss), net	512	(37)	171	158	804	346	(4)	6,434	7,580
Equity in earnings of unconsolidated subsidiaries, net	221	—	—	—	221	—	—	—	221

EBITDA	64,007	21,678	7,144	6,391	99,220	55,636	23,926	(54,405)	124,377
Restructuring charges, net	1,706	128	1,515	669	4,018	24,007	80	216	28,321
Integration/acquisition costs	—	—	—	—	—	11,993	—	6,684	18,677
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$65,713	$21,806	$8,659	$7,060	$103,238	$95,171	$24,006	$(47,505)	$174,910

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0% and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company’s credit agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2018, the average rate on the Term Facility was 2.65% and 2.49%, respectively. During the three and nine months ended January 31, 2017, the average rate on the Term Facility was 2.06% and 2.29%, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2018 (continued)

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $15.5 million made during the nine months ended January 31, 2018. As of January 31, 2018, $244.1 million was outstanding under the Term Facility compared to $259.5 million as of April 30, 2017. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.9 million and $3.5 million as of January 31, 2018 and April 30, 2017, respectively. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of January 31, 2018, the Company was in compliance with its debt covenants.

As of January 31, 2018 and April 30, 2017, the Company had no borrowings under the Revolver. The Company had $2.9 million and $3.0 million of standby letters of credits issued under its long-term debt arrangements as of January 31, 2018 and April 30, 2017, respectively. The Company had a total of $7.3 million and $8.1 million of standby letters of credits with other financial institutions as of January 31, 2018 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

11. Income Taxes

The current fiscal year effective tax rate was significantly impacted by the December 22, 2017 enactment of the Tax Act into law in the United States. The most significant impacts of the Tax Act on the Company include (1) a reduction in the U.S. corporate federal statutory income tax rate from 35.0% to 21.0% effective January 1, 2018, and (2) a one-time tax on accumulated foreign earnings (the “Transition Tax”), which is applicable at a rate of 15.5% on cash and other specified assets and 8% on other residual earnings. Because our fiscal year-end is April 30, 2018, the Company’s fiscal 2018 statutory federal tax rate is 30.4%.

As a result of the enactment of the Tax Act, the Company recorded a provisional tax charge of $16.3 million for the Transition Tax and a provisional tax benefit of $5.8 million from the remeasurement of our U.S. federal deferred tax assets and liabilities at the rate at which we expect these deferred tax balances to be realized (30.4% in fiscal 2018 and 21.0% thereafter). The amounts recorded as a result of the enactment of the Tax Act, specifically the impact of the Transition Tax and the remeasurement of deferred tax balances, are provisional estimates. Additional information and analysis are required to finalize the impact that the Tax Act will have on our financial results, including the final determination of foreign cash and other specified assets at the end of fiscal 2018, refinement of the computation of foreign subsidiaries earnings and the final determination of deferred tax balances subject to remeasurement. Additionally, anticipated future guidance from the Internal Revenue Service, state tax agencies, the Financial Accounting Standards Board and the Securities and Exchange Commission could result in changes to these provisional amounts. The Company will continue to appropriately refine these amounts within the measurement period allowed by Staff Accounting Bulletin (“SAB”) No.118, which will be completed no later than December 22, 2018.

12. Subsequent Events

Quarterly Dividend Declaration

On March 5, 2018, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of April 13, 2018 to holders of the Company’s common stock of record at the close of business on March 26, 2018. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, limited protection of our intellectual property, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, tax accounting effects of the Tax Act, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2017 (“Form 10-K”) and Item 1A of this Quarterly Report on Form 10-Q. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. Our services include Executive Search, advisory solutions and products through Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. The Company also operates a Corporate segment to record global expenses of the Company. Approximately 71% of the executive searches we performed in fiscal 2017 were for board level, chief executive and other senior executive and general management positions. Our 3,589 executive search clients in fiscal 2017 included many of the world’s largest and most prestigious public and private companies, including approximately 57% of the Fortune 500, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty, with 82% of assignments performed (without giving effect to Legacy Hay assignments) during fiscal 2017 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 61% of our revenues were generated from clients that utilize multiple lines of business.

Superior performance comes from having the right conditions for success in two key areas – the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help operationalize a client’s complete strategy or address any combination of five broad categories:

Organizational Strategy	We map talent strategy to business strategy by designing operating models and organizational structures that align to them, helping organizations put their plans into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.

Assessment and Succession	We provide actionable, research-backed insights that allow organizations to understand the true capabilities of their people so they can make decisions that ensure the right leaders are ready — when and where they are needed — in the future.

Talent Acquisition	From executive search to recruitment process outsourcing, we integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions for client organizations.

Leadership Development	We activate purpose, vision and strategy through leaders at all levels and organizations. We combine expertise, science and proven techniques with forward thinking and creativity to build leadership experiences that help entry- to senior-level leaders grow and deliver superior results.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things — with rewards they value — at a cost the organization can afford.

The Company currently operates in three global business segments: Executive Search, Hay Group and Futurestep. See Note 9 — Business Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges (recoveries), net, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For the nine months ended January 31, 2017, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. During the three and nine months ended January 31, 2018 and the three months ended January 31, 2017, management no longer has adjusted fee revenue.

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

Similarly, adjusted fee revenue, which includes revenue that Hay Group would have realized over the ensuing year after the acquisition if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue, is a non-GAAP financial measure. Adjusted fee revenue is not a measure that substitutes an individually tailored revenue recognition or measurement method for those of GAAP; rather, it is an adjustment for a short period of time that will provide better comparability in the current and future periods. Management believes the presentation of adjusted fee revenue assists management in its evaluation of ongoing operations and provides useful information to investors because it allows investors to make more meaningful period-to-period comparisons of the Company’s operating results, to better identify operating trends that may otherwise be distorted by write-offs required under business combination accounting and to perform related trend analysis and provides a higher degree of transparency of information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making.

Fee revenue was $447.6 million during the three months ended January 31, 2018, an increase of $65.7 million, or 17%, compared to $381.9 million in the three months ended January 31, 2017, with increases in fee revenue in all business segments. During the three months ended January 31, 2018, we recorded operating income of $48.6 million with Executive

Search, Hay Group and Futurestep segments contributing $34.3 million, $27.1 million and $10.1 million, respectively, offset by Corporate expenses of $22.9 million. Net income attributable to Korn Ferry increased $3.3 million during the three months ended January 31, 2018 to $27.2 million from $23.9 million for the year-ago quarter. During the three months ended January 31, 2018, Adjusted EBITDA was $70.3 million with Executive Search, Hay Group and Futurestep segments contributing $37.2 million, $36.9 million and $10.8 million, respectively, offset by Corporate expenses net of other income of $14.6 million. Adjusted EBITDA was $70.3 million, an increase of $15.0 million during the three months ended January 31, 2018, from Adjusted EBITDA of $55.3 million in the year-ago quarter.

Our cash, cash equivalents and marketable securities decreased $1.8 million to $529.0 million at January 31, 2018, compared to $530.8 million at April 30, 2017. This decrease is mainly due to bonuses earned in fiscal 2017 and paid during fiscal 2018, sign-on and retention payments, stock repurchases in the open market, payments for the purchase of property and equipment, dividends paid during fiscal 2018 and principal payments on our term loan, partially offset by cash provided by operating activities. As of January 31, 2018, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $124.2 million and a fair value of $139.0 million. Our vested obligations for which these assets were held in trust totaled $122.3 million as of January 31, 2018 and our unvested obligations totaled $29.7 million.

Our working capital increased from April 30, 2017 to January 31, 2018 by $40.1 million to $425.2 million as of January 31, 2018. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at January 31, 2018 and April 30, 2017. As of January 31, 2018 and April 30, 2017, there was $2.9 million and $3.0 million, respectively, of standby letters of credit issued under our long-term debt arrangements. We had a total of $7.3 million and $8.1 million of standby letters of credits with other financial institutions as of January 31, 2018 and April 30, 2017, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine months Ended January 31,
	2018	2017	2018	2017
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.9	3.2	3.0	3.7

Total revenue	102.9	103.2	103.0	103.7
Compensation and benefits	69.4	68.7	68.6	68.7
General and administrative expenses	13.1	14.9	13.6	14.3
Reimbursed expenses	2.9	3.2	3.0	3.7
Cost of services	3.9	4.3	4.1	4.5
Depreciation and amortization	2.7	3.1	2.9	3.0
Restructuring charges, net	—	1.0	—	2.4

Operating income	10.9	8.0	10.9	7.0

Net income	6.1%	6.4%	7.2%	5.1%

Net income attributable to Korn/Ferry International	6.1%	6.3%	7.2%	4.9%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine months Ended January 31,
	2018		2017		2018		2017
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(in thousands)
Fee revenue
Executive Search:
North America	$102,716	22.9%	$84,827	22.2%	$296,093	22.9%	$259,361	22.4%
EMEA	46,782	10.5	39,147	10.3	128,249	9.9	109,296	9.4
Asia Pacific	24,493	5.5	21,012	5.5	71,983	5.6	60,108	5.2
Latin America.	6,425	1.4	7,835	2.0	22,048	1.7	26,645	2.3

Total Executive Search	180,416	40.3	152,821	40.0	518,373	40.1	455,410	39.3
Hay Group	198,056	44.3	175,662	46.0	577,462	44.7	539,086	46.5
Futurestep	69,109	15.4	53,435	14.0	196,018	15.2	164,960	14.2

Total fee revenue	447,581	100.0%	381,918	100.0%	1,291,853	100.0%	1,159,456	100.0%

Reimbursed out-of-pocket engagement expenses	13,189		12,277		39,302		42,626

Total revenue	$460,770		$394,195		$1,331,155		$1,202,082

	Three Months Ended January 31,				Nine months Ended January 31,
	2018		2017		2018		2017
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(in thousands)
Operating Income
Executive Search:
North America	$21,313	20.7%	$17,718	20.9%	$66,253	22.4%	$60,458	23.3%
EMEA	7,329	15.7	8,175	20.9	20,349	15.9	21,049	19.3
Asia Pacific	5,289	21.6	2,086	9.9	12,811	17.8	6,216	10.3
Latin America.	408	6.4	1,352	17.3	2,961	13.4	5,966	22.4

Total Executive Search	34,339	19.0	29,331	19.2	102,374	19.7	93,689	20.6
Hay Group	27,079	13.7	15,988	9.1	72,532	12.6	31,188	5.8
Futurestep	10,056	14.6	6,549	12.3	27,702	14.1	21,849	13.2
Corporate	(22,852)	—	(21,326)	—	(62,005)	—	(65,120)	—

Total operating income	$48,622	10.9%	$30,542	8.0%	$140,603	10.9%	$81,606	7.0%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$102,716	$46,782	$24,493	$6,425	$180,416	$198,056	$69,109	$—	$447,581
Total revenue	$106,332	$47,763	$24,942	$6,456	$185,493	$201,961	$73,316	$—	$460,770

Net income attributable to Korn/Ferry International									$27,247
Net income attributable to noncontrolling interest									180
Other income, net									(7,689)
Interest expense, net									2,665
Equity in earnings of unconsolidated subsidiaries, net									(97)
Income tax provision									26,316

Operating income (loss)	$21,313	$7,329	$5,289	$408	$34,339	$27,079	$10,056	$(22,852)	48,622
Depreciation and amortization	990	458	361	113	1,922	7,882	733	1,688	12,225
Other income, net	585	37	185	40	847	370	2	6,470	7,689
Equity in earnings of unconsolidated subsidiaries, net	97	—	—	—	97	—	—	—	97

EBITDA	22,985	7,824	5,835	561	37,205	35,331	10,791	(14,694)	68,633
Integration/acquisition costs	—	—	—	—	—	1,593	—	80	1,673

Adjusted EBITDA	$22,985	$7,824	$5,835	$561	$37,205	$36,924	$10,791	$(14,614)	$70,306

Adjusted EBITDA margin	22.4%	16.7%	23.8%	8.7%	20.6%	18.6%	15.6%		15.7%

	Three Months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$84,827	$39,147	$21,012	$7,835	$152,821	$175,662	$53,435	$—	$381,918
Total revenue	$87,975	$39,965	$21,336	$7,856	$157,132	$178,962	$58,101	$—	$394,195

Net income attributable to Korn/Ferry International									$23,897
Net income attributable to noncontrolling interest									481
Other income, net									(4,200)
Interest expense, net									2,402
Equity in earnings of unconsolidated subsidiaries, net									(113)
Income tax provision									8,075

Operating income (loss)	$17,718	$8,175	$2,086	$1,352	$29,331	$15,988	$6,549	$(21,326)	30,542
Depreciation and amortization	996	226	268	(21)	1,469	8,061	789	1,455	11,774
Other income (loss), net	316	19	60	61	456	122	(2)	3,624	4,200
Equity in earnings of unconsolidated subsidiaries, net	113	—	—	—	113	—	—	—	113

EBITDA	19,143	8,420	2,414	1,392	31,369	24,171	7,336	(16,247)	46,629
Restructuring charges, net	—	—	893	309	1,202	2,519	80	—	3,801
Integration/acquisition costs	—	—	—	—	—	3,364	—	1,466	4,830

Adjusted EBITDA	$19,143	$8,420	$3,307	$1,701	$32,571	$30,054	$7,416	$(14,781)	$55,260

Adjusted EBITDA margin	22.6%	21.5%	15.7%	21.7%	21.3%	17.1%	13.9%		14.5%

	Nine months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$296,093	$128,249	$71,983	$22,048	$518,373	$577,462	$196,018	$—	$1,291,853
Total revenue	$305,866	$130,894	$73,009	$22,114	$531,883	$589,093	$210,179	$—	$1,331,155

Net income attributable to Korn/Ferry International									$92,619
Net income attributable to noncontrolling interest									969
Other income, net									(14,847)
Interest expense, net									7,904
Equity in earnings of unconsolidated subsidiaries, net									(187)
Income tax provision									54,145

Operating income (loss)	$66,253	$20,349	$12,811	$2,961	$102,374	$72,532	$27,702	$(62,005)	140,603
Depreciation and amortization	2,923	1,345	1,052	331	5,651	24,110	2,313	4,807	36,881
Other income, net	1,157	136	384	99	1,776	459	10	12,602	14,847
Equity in earnings of unconsolidated subsidiaries, net	187	—	—	—	187	—	—	—	187

EBITDA	70,520	21,830	14,247	3,391	109,988	97,101	30,025	(44,596)	192,518
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	6,455	—	199	6,654

Adjusted EBITDA	$70,520	$21,830	$14,560	$3,391	$110,301	$103,315	$30,031	$(44,397)	$199,250

Adjusted EBITDA margin	23.8%	17.0%	20.2%	15.4%	21.3%	17.9%	15.3%		15.4%

	Nine months Ended January 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$539,086	$164,960	$—	$1,159,456
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$259,361	$109,296	$60,108	$26,645	$455,410	$542,621	$164,960	$—	$1,162,991

Total revenue	$269,302	$111,721	$61,445	$26,766	$469,234	$552,822	$180,026	$—	$1,202,082

Net income attributable to Korn/Ferry International									$57,257
Net income attributable to noncontrolling interest									2,245
Other income, net									(7,580)
Interest expense, net									8,199
Equity in earnings of unconsolidated subsidiaries, net									(221)
Income tax provision									21,706

Operating income (loss)	$60,458	$21,049	$6,216	$5,966	$93,689	$31,188	$21,849	$(65,120)	81,606
Depreciation and amortization	2,816	666	757	267	4,506	24,102	2,081	4,281	34,970
Other income (loss), net	512	(37)	171	158	804	346	(4)	6,434	7,580
Equity in earnings of unconsolidated subsidiaries, net	221	—	—	—	221	—	—	—	221

EBITDA	64,007	21,678	7,144	6,391	99,220	55,636	23,926	(54,405)	124,377
Restructuring charges, net	1,706	128	1,515	669	4,018	24,007	80	216	28,321
Integration/acquisition costs	—	—	—	—	—	11,993	—	6,684	18,677
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted EBITDA	$65,713	$21,806	$8,659	$7,060	$103,238	$95,171	$24,006	$(47,505)	$174,910

Adjusted EBITDA margin	25.3%	20.0%	14.4%	26.5%	22.7%	17.5%	14.6%		15.0%

Three Months Ended January 31, 2018 Compared to Three Months Ended January 31, 2017

Fee Revenue

Fee Revenue. Fee revenue increased by $65.7 million, or 17%, to $447.6 million in the three months ended January 31, 2018 compared to $381.9 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $15.8 million, or 4%, in the three months ended January 31, 2018 compared to the year-ago quarter. The higher fee revenue was attributable to organic growth in all lines of business.

Executive Search. Executive Search reported fee revenue of $180.4 million, an increase of $27.6 million, or 18%, in the three months ended January 31, 2018 compared to $152.8 million in the year-ago quarter. As detailed below, Executive Search fee revenue was higher in North America, EMEA and Asia Pacific regions, partially offset by lower fee revenue in the Latin America region in the three months ended January 31, 2018 as compared to the year-ago quarter. The higher fee revenue in Executive Search was mainly due to a 10% increase in the number of engagements billed and 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2018 compared to the year-ago quarter. Exchange rates favorably impacted fee revenue by $5.6 million, or 4%, in the three months ended January 31, 2018, compared to the year-ago quarter.

North America reported fee revenue of $102.7 million, an increase of $17.9 million, or 21%, in the three months ended January 31, 2018 compared to $84.8 million in the year-ago quarter. North America’s fee revenue was higher due to a 16% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2018 compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from consumer, life sciences/healthcare, technology, industrial, and education/non-profit sectors. Exchange rates favorably impacted fee revenue by $0.5 million, or 1% in the three months ended January 31, 2018 compared to the year-ago quarter.

EMEA reported fee revenue of $46.8 million, an increase of $7.7 million, or 20%, in the three months ended January 31, 2018 compared to $39.1 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $3.9 million, or 10%, in the three months ended January 31, 2018, compared to the year-ago quarter. The rest of the change in fee revenue was due to a 15% increase in the number of engagements billed, offset by a 5% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2018 compared to the year-ago quarter. The performance in France, United Kingdom, Germany, and Denmark were the primary contributors to the increase in fee revenue in the three months ended January 31, 2018 compared to the year-ago quarter. In terms of business sectors, industrial and consumer had the largest increase in fee revenue in the three months ended January 31, 2018 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $24.5 million, an increase of $3.5 million, or 17%, in the three months ended January 31, 2018 compared to $21.0 million in the year-ago quarter. The effect of exchange rates on fee revenue was $1.1 million, or 5%, in the three months ended January 31, 2018 compared to the year-ago quarter. The increase in fee revenue was due to a 11% increase in the number of engagements billed in the three months ended January 31, 2018 compared to the year-ago quarter. The performance in China, Australia, and Singapore were the primary contributors to the increase in fee revenue in the three months ended January 31, 2018 compared to the year-ago quarter. Life sciences/ healthcare, financial services, and technology were the main sectors contributing to the increase in fee revenue in the three months ended January 31, 2018, as compared to the year-ago quarter.

Latin America reported fee revenue of $6.4 million, a decrease of $1.4 million, or 18%, in the three months ended January 31, 2018 compared to $7.8 million in the year-ago quarter. The effect of exchange rates on fee revenue was minimal. The decrease in fee revenue in the region is due to lower fee revenue in Mexico in the three months ended January 31, 2018, compared to the year-ago quarter, partially offset by higher fee revenue in Argentina. Industrial and financial services were the main sectors contributing to the decline in fee revenue.

Hay Group. Hay Group reported fee revenue of $198.1 million, an increase of $22.4 million, or 13%, in the three months ended January 31, 2018 compared to $175.7 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $7.8 million, or 4%, compared to the year-ago quarter. Fee revenue from consulting services was higher by $15.6 million in the three months ended January 31, 2018 compared to the year-ago quarter, with the remaining increase of $6.8 million generated by our products business.

Futurestep. Futurestep reported fee revenue of $69.1 million, an increase of $15.7 million, or 29%, in the three months ended January 31, 2018 compared to $53.4 million in the year-ago quarter. Exchange rates favorably impacted fee revenue by $2.4 million, or 4%, in the three months ended January 31, 2018. Higher fee revenues in RPO and professional search of $9.9 million and $6.0 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $48.4 million, or 18%, to $310.8 million in the three months ended January 31, 2018 from $262.4 million in the year-ago quarter. Exchange rates unfavorably impacted compensation and benefits expenses by $9.9 million, or 4%, in the three months ended January 31, 2018 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to a 9% increase in average headcount, which contributed $25.6 million in higher salaries and related payroll taxes, $3.4 million increase in amortization of long-term incentive awards, $1.8 million in vacation expense and $1.4 million in employee insurance costs. The rest of the change was due to an increase in performance related bonus expense of $15.7 million due to higher fee revenues and an increase in the amounts owed under certain deferred compensation and retirement plans of $4.8 million that was driven by increases in the fair value of participants’ accounts in the three months ended January 31, 2018 compared to the year-ago quarter. The increases in compensation and benefits were partially offset by a decline in integration costs of $2.6 million.

Executive Search compensation and benefits expense increased by $21.7 million, or 21%, to $123.7 million in the three months ended January 31, 2018 compared to $102.0 million in the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $6.7 million due to a 6% increase in average headcount reflecting our continued growth-related investment back into the business. Also contributing to the increase in compensation and benefits expense was a $7.2 million increase in performance related bonus expense compared to the year-ago quarter, an increase of $3.5 million in expenses associated with our deferred compensation and retirement plans (including the increases in the fair value of participants’ accounts), and $2.4 million increase in amortization of long-term incentive awards. The increase in performance related bonus expense was due to the increase in fee revenue. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 69% and 67% in the three months ended January 31, 2018 and 2017, respectively.

Hay Group compensation and benefits expense increased $13.9 million, or 12%, to $125.5 million in the three months ended January 31, 2018 from $111.6 million in the year-ago quarter. The increase was primarily due to higher average consultant headcount of 6% compared to the year-ago quarter which contributed $10.5 million in higher salaries and related payroll taxes and an increase in performance-related bonus expense of $2.6 million due to higher fee revenues, offset by $1.8 million in lower integration costs. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 63% and 64% in the three months ended January 31, 2018 and 2017, respectively.

Futurestep compensation and benefits expense increased $12.3 million, or 34%, to $49.0 million in the three months ended January 31, 2018 from $36.7 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $7.4 million due to a 31% increase in the average headcount in the three months ended January 31, 2018 compared to the year-ago quarter. The higher average headcount was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance related bonus expense of $4.6 million. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 71% and 69% in the three months ended January 31, 2018 and 2017, respectively.

Corporate compensation and benefits expense increased by $0.4 million, or 3%, to $12.5 million in the three months ended January 31, 2018 from $12.1 million in the year-ago quarter.

General and Administrative Expenses

General and administrative expenses increased $1.7 million, or 3%, to $58.5 million in the three months ended January 31, 2018 compared to $56.8 million in the year-ago quarter. Exchange rates unfavorably impacted general and administrative expenses by $1.8 million, or 3%, during the three months ended January 31, 2018 compared to the year-ago quarter. The increase in general and administrative expenses was due to increases of $2.1 million and $0.9 million in legal and other professional fees and business development expense, respectively, offset by a decline of $0.6 million in integration costs and a decrease in foreign exchange loss of $0.5 million during the three months ended January 31, 2018 compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 13% in the three months ended January 31, 2018 compared to 15% in the three months ended January 31, 2017.

Executive Search general and administrative expenses increased $1.3 million, or 7%, to $19.3 million in the three months ended January 31, 2018 from $18.0 million in the year-ago quarter. The increase in general and administrative expenses was due to increases of $0.4 million and $0.9 million in legal and other professional fees and other general and administrative expenses, respectively, during the three months ended January 31, 2018 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in the three months ended January 31, 2018 compared to 12% in the three months ended January 31, 2017.

Hay Group general and administrative expenses decreased $0.8 million, or 3%, to $24.0 million in the three months ended January 31, 2018 from $24.8 million in the year-ago quarter. The decrease in general and administrative expenses was due to generating a foreign exchange gain of $0.1 million in the three months ended January 31, 2018 compared to a foreign exchange loss of $1.0 million in the year-ago quarter. This was offset by an increase in legal and other professional fees of $0.4 million. Hay Group general and administrative expenses, as a percentage of fee revenue, was 12% in the three months ended January 31, 2018 compared to 14% in the three months ended January 31, 2017.

Futurestep general and administrative expenses was $6.5 million in the three months ended January 31, 2018 compared to $6.2 million in the year-ago quarter. Futurestep general and administrative expenses, as a percentage of fee revenue, was 9% in the three months ended January 31, 2018 compared to 12% in the year-ago quarter.

Corporate general and administrative expenses increased $0.9 million, or 12%, to $8.7 million in the three months ended January 31, 2018 compared to $7.8 million in the year-ago quarter. The increase in general and administrative expenses was due to an increase of $1.2 million in legal and other professional fees, offset by a decline of $0.6 million in integration costs and a decrease of $0.8 million in premise and office expense. The rest of the change was primarily due to generating foreign exchange loss of $0.8 million during the three months ended January 31, 2018 compared to a foreign exchange gain of $0.2 million in the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense increased $1.0 million, or 6%, to $17.5 million in the three months ended January 31, 2018 compared to $16.5 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended January 31, 2018 and 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $12.2 million, an increase of $0.4 million, or 3%, in the three months ended January 31, 2018 compared to $11.8 million in the year-ago quarter. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures.

Restructuring Charges, Net

During the three months ended January 31, 2018, no restructuring charges were incurred.

During the three months ended January 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate Legacy Hay entities that were acquired in fiscal 2016 and recorded $3.8 million of restructuring charges, net relating to the consolidation of premises.

Operating Income

Operating income was $48.6 million in the three months ended January 31, 2018 as compared to $30.5 million in the year-ago quarter. This increase in operating income resulted from higher fee revenue of $65.7 million and a decrease in restructuring charges, net of $3.8 million, offset by increases of $48.4 million in compensation and benefits expense, $1.7 million in general and administrative expenses and $1.0 million in cost of services expense.

Executive Search operating income increased $5.0 million, or 17%, to $34.3 million in the three months ended January 31, 2018 as compared to $29.3 million in the year-ago quarter. The increase in Executive Search operating income was driven by higher fee revenue of $27.6 million and a decrease in restructuring charges, net of $1.2 million, offset by increases in compensation and benefits expense, general and administrative expenses, and depreciation and amortization expenses of $21.7 million, $1.3 million, and $0.5 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 19% in both the three months ended January 31, 2018 and 2017.

Hay Group operating income was $27.1 million, an increase of $11.1 million, or 69%, in the three months ended January 31, 2018 as compared to operating income of $16.0 million in the year-ago quarter. The increase was primarily driven by an increase in fee revenue of $22.4 million and a decrease in restructuring charges, net of $2.5 million, offset by an increase of $13.9 million in compensation and benefits expense. Hay Group operating income, as a percentage of fee revenue, was 14% in the three months ended January 31, 2018 compared to 9% in the year-ago quarter.

Futurestep operating income was $10.1 million, an increase of $3.6 million, in the three months ended January 31, 2018 as compared to $6.5 million in the year-ago quarter. The increase in operating income was driven by higher fee revenue of $15.7 million, offset by an increase in compensation and benefits expense of $12.3 million. Futurestep operating income, as a percentage of fee revenue, was 15% in the three months ended January 31, 2018 compared to 12% in the year-ago quarter.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $3.3 million to $27.2 million in the three months ended January 31, 2018 compared to $23.9 million in the year-ago quarter. The increase was due to higher total revenue of $66.6 million and an increase in other income, net of $3.5 million offset by higher operating expenses of $48.4 million and an increase in the income tax provision of $18.2 million compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 6% in both the three months ended January 31, 2018 and 2017, respectively.

Adjusted EBITDA

Adjusted EBITDA increased by $15.0 million to $70.3 million in the three months ended January 31, 2018 as compared to $55.3 million in the year-ago quarter. This increase was driven by higher fee revenue of $65.7 million and an increase of $3.5 million in other income, net due to the change in fair value of our marketable securities, offset by increases of $51.0 million in compensation and benefits expense (excluding integration costs), $2.3 million in general and administrative expenses

(excluding integration cost) and $1.0 million in cost of services expense. Adjusted EBITDA, as a percentage of fee revenue, was 16% in the three months ended January 31, 2018 compared to 14% in the year-ago quarter.

Executive Search Adjusted EBITDA increased $4.6 million, or 14%, to $37.2 million in the three months ended January 31, 2018 as compared to $32.6 million in the three months ended January 31, 2017. The increase was driven by higher fee revenue of $27.6 million during the three months ended January 31, 2018 compared to the year-ago quarter, offset by increases of $21.7 million in compensation and benefits expense and $1.3 million in general and administrative expenses. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 21% in both the three months ended January 31, 2018 and 2017.

Hay Group Adjusted EBITDA was $36.9 million in the three months ended January 31, 2018, an increase of $6.8 million, or 23%, as compared to $30.1 million in the year-ago quarter. The increase was driven by higher fee revenue of $22.4 million, offset by increases of $15.7 million in compensation and benefits expense (excluding integration costs) during the three months ended January 31, 2018 compared to the year-ago quarter. Hay Group Adjusted EBITDA, as a percentage of fee revenue, was 19% in the three months ended January 31, 2018 as compared to 17% in the year-ago quarter.

Futurestep Adjusted EBITDA was $10.8 million in the three months ended January 31, 2018, an increase of $3.4 million, as compared to $7.4 million in the year-ago quarter. The increase was driven by higher fee revenue of $15.7 million, offset by increases of $12.3 million in compensation and benefits expense during the three months ended January 31, 2018 compared to the year-ago quarter. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 16% in the three months ended January 31, 2018 compared to 14% in the year-ago quarter.

Other Income, Net

Other income, net was $7.7 million in the three months ended January 31, 2018 as compared to $4.2 million in the year-ago quarter. The increase was primarily due to the change in the fair value of our marketable securities, where there was a larger gain during the three months ended January 31, 2018 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $2.7 million in the three months ended January 31, 2018 as compared to $2.4 million in the year-ago quarter.

Income Tax Provision

The provision for income tax was $26.3 million in the three months ended January 31, 2018 compared to $8.1 million in the year-ago quarter. This reflects a 49% and 25% effective tax rate for the three months ended January 31, 2018 and 2017, respectively. The current fiscal year effective tax rate was significantly impacted by the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the “Tax Act”) as a result of which, Korn Ferry recorded a provisional tax charge of $16.3 million for a one-time tax on accumulated foreign earnings (the “Transition Tax”) and a provisional tax benefit of $5.8 million from the remeasurement of our U.S. federal deferred tax assets and liabilities. Korn Ferry will continue to appropriately refine these amounts within the measurement period allowed by SAB No.118, which will be completed no later than December 22, 2018.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2018 was $0.2 million compared to $0.5 million for the three months ended January 31, 2017.

Nine Months Ended January 31, 2018 Compared to Nine Months Ended January 31, 2017

Fee Revenue

Fee Revenue. Fee revenue went up by $132.4 million, or 11%, to $1,291.9 million in the nine months ended January 31, 2018 compared to $1,159.5 million in the year-ago period. Exchange rates favorably impacted fee revenue by $17.7 million, or 2%, in the three months ended January 31, 2018 compared to the year-ago period. The higher fee revenue was attributable to organic growth in all lines of business.

Executive Search. Executive Search reported fee revenue of $518.4 million, an increase of $63.0 million, or 14%, in the nine months ended January 31, 2018 compared to $455.4 million in the year-ago period. As detailed below, Executive Search fee revenue was higher in North America, EMEA and Asia Pacific, partially offset by lower fee revenue in the Latin America region in the nine months ended January 31, 2018 as compared to the year-ago period. The higher fee revenue in Executive Search was mainly due to an 8% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2018 compared to the year-ago period. Exchange rates favorably impacted fee revenue by $6.4 million, or 1%, in the nine months ended January 31, 2018, compared to the year-ago period.

North America reported fee revenue of $296.1 million, an increase of $36.7 million, or 14%, in the nine months ended January 31, 2018 compared to $259.4 million in the year-ago period. North America’s fee revenue was higher due to a 10% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2018 compared to the year-ago period. All of the business sectors contributed to the growth in fee revenue in the nine months ended January 31, 2018 as compared to the year-ago period, with industrial and technology contributing the most. The effect of exchange rates on fee revenue was minimal in the nine months ended January 31, 2018, compared to the year-ago period.

EMEA reported fee revenue of $128.2 million, an increase of $18.9 million, or 17%, in the nine months ended January 31, 2018 compared to $109.3 million in the year-ago period. The favorable effect of exchange rates on fee revenue was $4.2 million, or 4%, in the three months ended January 31, 2018, compared to the year-ago period. The increase in fee revenue was due to a 16% increase in the number of engagements billed, offset by a 2% decrease in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2018 compared to the year-ago period. The performance in the United Kingdom, France, Germany, and Italy were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2018 compared to the year-ago period. All of the business sectors contributed to the growth in fee revenue in the nine months ended January 31, 2018 as compared to the year-ago period, with industrial contributing the most.

Asia Pacific reported fee revenue of $72.0 million, an increase of $11.9 million, or 20%, in the nine months ended January 31, 2018 compared to $60.1 million in the year-ago period. The favorable effect of exchange rates on fee revenue was $1.2 million, or 2%, compared to the year-ago period. The increase in fee revenue was due to a 9% increase in the number of engagements billed and an 8% increase in the weighted-average fees billed per engagement (calculated using local currency) in the nine months ended January 31, 2018 compared to the year-ago period. The performance in China, Australia, Singapore, Japan and India were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2018 compared to the year-ago period, partially offset by a decline in fee revenue in Hong Kong. Financial services, technology, industrial and life sciences/healthcare were the main sectors contributing to the increase in fee revenue in the nine months ended January 31, 2018, as compared to the year-ago period.

Latin America reported fee revenue of $22.0 million, a decrease of $4.6 million, or 17%, in the nine months ended January 31, 2018 compared to $26.6 million in the year-ago period. The effect of exchange rates on fee revenue was minimal. The decrease in fee revenue is due to lower fee revenue in Mexico and Brazil in the nine months ended January 31, 2018, compared to the year-ago period, partially offset by higher fee revenue in Argentina, Ecuador and Chile. Consumer goods and financial services were the main sectors contributing to the decline in fee revenue in the nine months ended January 31, 2018, compared to the year-ago period.

Hay Group. Hay Group reported fee revenue of $577.5 million, an increase of $38.4 million, or 7%, in the nine months ended January 31, 2018 compared to $539.1 million in the year-ago period. Exchange rates favorably impacted fee revenue by $8.5 million, or 2%, compared to the year-ago period. Fee revenue from consulting services was higher by $25.9 million in the nine months ended January 31, 2018 compared to the year-ago period, with the remaining increase of $12.5 million generated by our products business.

Futurestep. Futurestep reported fee revenue of $196.0 million, an increase of $31.0 million, or 19%, in the nine months ended January 31, 2018 compared to $165.0 million in the year-ago period. Exchange rates favorably impacted fee revenue by $2.8 million, or 2%, compared to the year-ago period. Higher fee revenues in RPO and professional search of $22.3 million and $10.2 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $89.7 million, or 11%, to $885.7 million in the nine months ended January 31, 2018 from $796.0 million in the year-ago period. Exchange rates unfavorably impacted compensation and benefits expenses by $11.4 million, or 1%, in the nine months ended January 31, 2018 compared to the year-ago period. The increase in compensation and benefits was primarily due to an 8% increase in the average headcount, primarily focused on fee earners, which contributed $58.3 million in higher salaries and related payroll taxes and $13.6 million more in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts) in the nine months ended January 31, 2018 compared to the year-ago period. The rest of the change was due to $19.0 million increase in performance-related bonus expense and $7.9 million increase in amortization of long term incentive awards, offset by an $8.4 million decrease in integration costs compared to the year-ago period.

Executive Search compensation and benefits expense increased by $48.4 million, or 16%, to $348.9 million in the nine months ended January 31, 2018 compared to $300.5 million in the year-ago period. The increase was primarily due to higher salaries and related payroll taxes of $18.8 million due to a 6% increase in average headcount reflecting our continued growth-related investment back into the business. Also contributing to the increase in compensation and benefits expense was an increase of $10.5 million in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts), $9.1 million increase in performance related bonus expense compared to the year-ago period and a $6.1 million increase in amortization of long-term incentive awards. The increase in performance related bonus expense was due to a 14% increase in fee revenue in the nine months ended January 31, 2018 compared to the year-

ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 67% in the nine months ended January 31, 2018 compared to 66% in the year-ago period.

Hay Group compensation and benefits expense increased $19.5 million, or 6%, to $365.7 million in the nine months ended January 31, 2018 from $346.2 million in the year-ago period. The change was primarily due to increases in salaries and payroll taxes of $18.6 million and $3.1 million increase in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts). Also contributing to the increase in compensation and benefits expense was an increase of $2.3 million in performance related bonus expense and employer insurance cost of $1.7 million, offset by a decrease in integration costs of $5.5 million compared to year-ago period. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 63% in the nine months ended January 31, 2018 compared to 64% in the year-ago period.

Futurestep compensation and benefits expense increased $23.6 million, or 21%, to $138.4 million in the nine months ended January 31, 2018 from $114.8 million in the year-ago period. The increase was due to higher salaries and related payroll taxes of $18.4 million due to a 29% increase in the average headcount in the nine months ended January 31, 2018 compared to the year-ago period. The higher average headcount was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits expense was an increase of $6.5 million performance related bonus expense due to a 19% increase in fee revenue in the nine months ended January 31, 2018 compared to the year-ago period. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 71% in the nine months ended January 31, 2018 compared to 70% in the year-ago period.

Corporate compensation and benefits expense decreased by $1.8 million, or 5%, to $32.7 million in the nine months ended January 31, 2018 from $34.5 million in the year-ago period. This change was mainly due to a decrease of $2.9 million in integration costs in the nine months ended January 31, 2018 compared to the year-ago period, offset by an increase of $1.1 million in performance related bonus expense.

General and Administrative Expenses

General and administrative expenses increased $9.1 million, or 5%, to $175.4 million in the nine months ended January 31, 2018 compared to $166.3 million in the year-ago period. Exchange rates unfavorably impacted general and administrative expenses by $1.7 million during the nine months ended January 31, 2018 compared to the year-ago period. The increase in general and administrative expenses was due to increases of $3.7 million, $1.9 million, $1.7 million, and $1.6 million in legal and other professional fees, premise and office expense, business development expense, and bad debt expenses, respectively, offset by a decline of $3.6 million in integration costs during the nine months ended January 31, 2018 compared to the year-ago period. The rest of the change was primarily due to generating foreign exchange loss of $2.8 million during the nine months ended January 31, 2018 compared to a foreign exchange gain of $0.6 million in the nine months ended January 31, 2017. General and administrative expenses, as a percentage of fee revenue, was 14% in both the nine months ended January 31, 2018 and 2017.

Executive Search general and administrative expenses increased $7.3 million, or 15%, to $57.6 million in the nine months ended January 31, 2018 from $50.3 million in the year-ago period. General and administrative expenses increased due to generating foreign exchange losses of $0.3 million during the nine months ended January 31, 2018 compared to a foreign exchange gain of $1.6 million during the year-ago period and an increase in bad debt expense of $1.2 million. The rest of the change was due to an increase of $1.0 million in legal and other professional fees, $0.8 million more in marketing and business development to support the higher fee revenues generated in the nine months ended January 31, 2018 compared to the year-ago period and $0.5 million increase in premise and office expense. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the nine months ended January 31, 2018 and 2017.

Hay Group general and administrative expenses increased $0.9 million to $73.3 million in the nine months ended January 31, 2018 compared to $72.4 million in the year-ago period. General and administrative expenses increased due to an increase of $1.0 million in marketing and business development to support the higher fee revenues generated in the nine months ended January 31, 2018 compared to the year-ago period. Hay Group general and administrative expenses, as a percentage of fee revenue, was 13% in both the nine months ended January 31, 2018 and 2017.

Futurestep general and administrative expenses increased $2.6 million, or 15%, to $20.0 million in the nine months ended January 31, 2018 from $17.4 million in the year-ago period. The increase was due primarily to increases in premise and office expense and bad debt expense of $1.0 million each in the nine months ended January 31, 2018 compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 10% in the nine months ended January 31, 2018 compared to 11% in the year-ago period.

Corporate general and administrative expenses decreased $1.6 million, or 6%, to $24.5 million in the nine months ended January 31, 2018 compared to $26.1 million in the year-ago period. The decrease in general and administrative expenses was due to a decrease of $3.6 million in integration costs associated with the Legacy Hay acquisition, offset by an increase in legal and other professional fees of $2.1 million during the nine months ended January 31, 2018 compared to the nine months ended January 31, 2017.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense was $53.2 million in the nine months ended January 31, 2018 compared to $52.3 million in the nine months ended January 31, 2017. Cost of services expense, as a percentage of fee revenue, was 4% in the nine months ended January 31, 2018 as compared to 5% in the year-ago period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $36.9 million, an increase of $1.9 million, or 5%, in the nine months ended January 31, 2018 compared to $35.0 million in the year-ago period. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures.

Restructuring Charges, Net

During the nine months ended January 31, 2018, we continued the implementation of the fiscal 2016 restructuring plan to integrate Legacy Hay entities that were acquired in fiscal 2016 and recorded $0.1 million of restructuring charges relating to the consolidation of premises.

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

Operating Income

Operating income was $140.6 million in the nine months ended January 31, 2018 as compared to $81.6 million in the year-ago period. This increase in operating income resulted from higher fee revenue of $132.4 million and a decrease in restructuring charges, net of $28.2 million, offset by increases of $89.7 million in compensation and benefits expense, $9.1 million in general and administrative expenses, $1.9 million in depreciation and amortization expenses and $0.9 million in cost of services expense.

Executive Search operating income increased $8.7 million, or 9%, to $102.4 million in the nine months ended January 31, 2018 as compared to $93.7 million in the year-ago period. The increase in Executive Search operating income was driven by increases in higher fee revenue of $63.0 million and a decrease in restructuring charges, net of $3.7 million, offset by increases in compensation and benefits expense, general and administrative expenses, cost of services expense and depreciation and amortization expenses of $48.4 million, $7.3 million, $1.2 million and 1.1 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 20% in the nine months ended January 31, 2018 as compared to 21% in the year-ago period.

Hay Group operating income was $72.5 million, an increase of $41.3 million, or 132%, in the nine months ended January 31, 2018 as compared to operating income of $31.2 million in the year-ago period. The increase was primarily driven by an increase in fee revenue of $38.4 million and restructuring recoveries, net of $0.2 million during the nine months ended January 31, 2018 compared to restructuring charges, net of $24.0 million during the year-ago period, offset by an increase of $19.5 million in compensation and benefits expense, $0.9 million in general and administrative expenses and an increase in cost of services expense of $0.9 million in the nine months ended January 31, 2018 compared to the year-ago period. Hay Group operating income, as a percentage of fee revenue, was 13% in the nine months ended January 31, 2018 compared to 6% in the year-ago period.

Futurestep operating income was $27.7 million, an increase of $5.9 million, in the nine months ended January 31, 2018 as compared to $21.8 million in the year-ago period. The increase in operating income was driven by higher fee revenue of $31.0 million, offset by an increase in compensation and benefits expense of $23.6 million and general and administrative expenses of $2.6 million. Futurestep operating income, as a percentage of fee revenue, was 14% in the nine months ended January 31, 2018 compared to 13% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $35.3 million to $92.6 million in the nine months ended January 31, 2018 compared to $57.3 million in the year-ago period. The increase was due to higher total revenue of $129.1 million, an increase in other income, net of $7.2 million and a decrease in net income attributable to noncontrolling interest of $1.2 million, offset by higher operating expenses of $70.1 million and an increase in income tax provision of $32.4 million due to the enactment of the Tax Act compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 7% for the nine months ended January 31, 2018 as compared to 5% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased by $24.4 million to $199.3 million in the nine months ended January 31, 2018 as compared to $174.9 million in the year-ago period. This increase was driven by higher adjusted fee revenue of $128.9 million and an increase of $7.2 million in other income, net primarily due to the change in the fair value of our marketable securities, offset by increases of $98.1 million in compensation and benefits expense (excluding integration costs), $12.7 million in general and administrative expenses (excluding integration costs) and $0.9 million in cost of services expense compared to the year-ago period. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in both the nine months ended January 31, 2018 and 2017.

Executive Search Adjusted EBITDA increased $7.1 million, or 7%, to $110.3 million in the nine months ended January 31, 2018 as compared to $103.2 million in the nine months ended January 31, 2017. The increase was driven by higher fee revenue of $63.0 million, offset by increases of $48.4 million in compensation and benefits expense and $7.3 million in general and administrative expenses during the nine months ended January 31, 2018 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 21% in the nine months ended January 31, 2018 as compared to 23% in the year-ago period.

Hay Group Adjusted EBITDA was $103.3 million, an increase of $8.1 million, or 9%, in the nine months ended January 31, 2018 as compared to $95.2 million in the year-ago period. The increase was driven by higher adjusted fee revenue of $34.9 million, offset by increases of $25.0 million in compensation and benefits expense (excluding integration costs), $0.9 million in general and administrative expenses and an increase in cost of services expense of $0.9 million during the nine months ended January 31, 2018 compared to the year-ago period. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 18% in both the nine months ended January 31, 2018 and 2017.

Futurestep Adjusted EBITDA was $30.0 million in the nine months ended January 31, 2018, an increase of $6.0 million, as compared to $24.0 million in the year-ago period. The increase was driven by higher fee revenue of $31.0 million, offset by increases of $23.6 million in compensation and benefits expense and $2.6 million in general and administrative expenses during the nine months ended January 31, 2018 compared to the year-ago period. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the nine months ended January 31, 2018 and 2017.

Other Income, Net

Other income, net was $14.8 million in the nine months ended January 31, 2018 as compared to $7.6 million in the year-ago period. The increase was primarily due to the change in the fair value of our marketable securities, where there was a larger gain during the nine months ended January 31, 2018 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $7.9 million in the nine months ended January 31, 2018 as compared to $8.2 million in the year-ago period.

Income Tax Provision

The provision for income tax was $54.1 million in the nine months ended January 31, 2018 compared to $21.7 million in the year-ago period. This reflects a 37% and 27% effective tax rate for the nine months ended January 31, 2018 and 2017, respectively. The current fiscal year effective tax rate was significantly impacted by the December 22, 2017 enactment of the Tax Act as a result of which, Korn Ferry recorded a provisional tax charge of $16.3 million for the Transition Tax and a provisional tax benefit of $5.8 million from the remeasurement of our U.S. federal deferred tax assets and liabilities. Korn Ferry will continue to appropriately refine these amounts within the measurement period allowed by SAB No.118, which will be completed no later than December 22, 2018.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2018 was $1.0 million compared to $2.2 million for the nine months ended January 31, 2017.

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

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. See Note 10 — Long-Term Debt for a description of the credit facility. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. We had $2.9 million and $3.0 million standby letters of credit issued under our long-term debt arrangements as of January 31, 2018 and April 30, 2017, respectively. We had a total of $7.3 million and $8.1 million of standby letters of credits with other financial institutions as of January 31, 2018 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

As part of the Legacy Hay acquisition, the Company has committed to a $40 million retention pool (of which $23.5 million has been paid) for certain employees of Legacy Hay subject to certain circumstances. The remaining balance will be payable within 45 days after November 30, 2018.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the third quarter of fiscal 2017, we resumed repurchasing shares through this program. We repurchased approximately $32.6 million of the Company’s common stock during the nine months ended January 31, 2018. As of January 31, 2018, $88.6 million remained available for common stock repurchases under our stock repurchase program. Any decision to continue to execute our currently outstanding issuer repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the Legacy Hay acquisition, the retention pool obligations in connection with the Legacy Hay acquisition, shares repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $529.0 million and $530.8 million as of January 31, 2018 and April 30, 2017, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $242.1 million and $245.1 million at January 31, 2018 and April 30, 2017, respectively. As of January 31, 2018 and April 30, 2017, we held $210.4 million and $165.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2018 and 2017 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds in the nine months ended January 31, 2018. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of January 31, 2018 and April 30, 2017, marketable securities of $139.0 million (net of gross unrealized gains of $15.5 million and gross unrealized losses of $0.7 million) and $119.9 million (net of gross unrealized gains of $6.7 million and gross unrealized losses of $0.6 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $124.2 million and $115.6 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $122.3 million and $99.5 million as of January 31, 2018 and April 30, 2017, respectively. Unvested obligations under the deferred compensation plans totaled $29.7 million and $37.6 million as of January 31, 2018 and April 30, 2017, respectively.

The net increase in our working capital of $40.1 million as of January 31, 2018 compared to April 30, 2017 is primarily attributable to an increase in accounts receivable and a decrease in compensation and benefits payable, offset by decreases in cash and cash equivalents. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 61 days to 69 days (which is consistent with historical experience) from April 30, 2017 to January 31, 2018. The decrease in compensation and benefits payable and cash and cash equivalents was primarily due to the payment of annual bonuses earned in fiscal 2017 and paid during the first quarter of fiscal 2018, with cash and cash equivalents also decreasing due to sign-on and retention payments made during the quarter. Cash provided by operating activities was $59.6 million in the nine months ended January 31, 2018, an increase of $45.9 million, compared to $13.7 million in the year-ago period.

Cash used in investing activities was $32.2 million in the nine months ended January 31, 2018, an increase of $19.8 million, compared to $12.4 million in the year-ago period. Cash used in investing activities was higher due to a decrease in proceeds from sales/maturities of marketable securities, offset by less cash used for the purchases of property and equipment and proceeds received from life insurance policies in the nine months ended January 31, 2018 compared to the year-ago period.

Cash used in financing activities was $64.6 million in the nine months ended January 31, 2018 compared to cash provided by financing activities of $89.1 million in the year-ago period. The change from cash provided by financing activities to cash used in financing activities was primarily due to a decrease of $135.0 million in proceeds from our term loan facility net of pay-off of the term loan that was outstanding as of April 30, 2016, $5.2 million more in term loan payments and an increase of shares repurchased under the stock repurchase program of $16.3 million in the nine months ended January 31, 2018 compared to the year-ago period.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2018 and April 30, 2017, we held contracts with gross CSV of $185.0 million and $180.3 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $66.8 million and $67.2 million as of January 31, 2018 and April 30, 2017, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2018 and April 30, 2017, the net cash value of these policies was $118.2 million and $113.1 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0% and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. Our credit agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2018, the average rate on the Term Facility was 2.65% and 2.49%, respectively. During the three and nine months ended January 31, 2017, the average rate was 2.06% and 2.29%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $15.5 million made during the nine months ended January 31, 2018. As of January 31, 2018, $244.1 million was outstanding under the Term Facility compared to $259.5 million as of April 30, 2017. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.9 million and $3.5 million as of January 31, 2018 and April 30, 2017, respectively. The fair value of our Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of January 31, 2018, we were in compliance with our debt covenants.

As of January 31, 2018 and April 30, 2017, we had no borrowings under the Revolver. We had $2.9 million of standby letters of credits issued under our long-term debt arrangements as of January 31, 2018 compared to $3.0 million as of April 30, 2017. We had a total of $7.3 million and $8.1 million of standby letters of credits with other financial institutions as of January 31,

2018 and April 30, 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net income were $1.8 million in the nine months ended January 31, 2018 as compared to foreign currency gains, on an after tax basis, included in net income were $0.4 million in the nine months ended January 31, 2017.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Korean Won, Brazilian Real, Singapore Dollar and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2018, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $10.0 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of January 31, 2018, there was $244.1 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million and $1.9 million for the three and nine months ended January 31, 2018, respectively. During the three and nine months ended January 31, 2018, the average interest rate on the term loan was 2.65% and 2.49%, respectively. We had no borrowings under the Revolver as of January 31, 2018.

To mitigate the interest rate risk on our Term Facility, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. The notional amount is amortized so that the amount is always 50% of the principal balance of the debt outstanding. As of January 31, 2018, the notional amount was $122.0 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $66.8 million and $67.2 million of borrowings against the CSV of COLI contracts as of January 31, 2018 and April 30, 2017, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended January 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The effects of the Tax Cuts and Jobs Act on our business and our company have not yet been fully analyzed and the final impacts could be materially different from our current estimates.

On December 22, 2017, the Tax Cuts and Jobs Act (“the “Tax Act”) was enacted into law, making significant changes to the taxation of U.S. business entities. The most significant impacts of the Tax Act on the Company include (1) a reduction in the U.S. corporate federal statutory income tax rate from 35.0% to 21.0% effective January 1, 2018, and (2) a one-time tax on accumulated foreign earnings (the “Transition Tax”), which is applicable at a rate of 15.5% on cash and other specified assets and 8% on other residual earnings. We have recorded in our consolidated financial statements provisional amounts based on our current estimates of the effects of the Tax Act in accordance with our current understanding of the Tax Act and currently available guidance. For additional information regarding the Tax Act and the provisional tax amounts recorded in our consolidated financial statements, refer to Note 11 — Income Taxes to the financial statements of this Quarterly Report. The final amounts may be significantly affected by regulations and interpretive guidance expected to be issued by the tax authorities, clarifications of the accounting treatment of various items, our additional analysis, and our refinement of our estimates of the effects of the Tax Act and, therefore, such final amounts could be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2018:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

November 1, 2017—November 30, 2017	—	$—	—	$91.9 million
December 1, 2017— December 31, 2017	64,919	$41.10	60,800	$89.4 million
January 1, 2018—January 31, 2018	20,534	$40.66	20,000	$88.6 million

Total	85,453	$41.00	80,800

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.

(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $3.3 million of the Company’s common stock under the program during the third quarter of fiscal 2018.

Our senior secured credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and share repurchases so long as our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated adjusted EBITDA, is no greater than 2.50 to 1.00 and our pro forma domestic liquidity is at least $50.0 million.

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

Date: March 9, 2018