Form 10-K
period 2018-04-30
KORN FERRY INTERNATIONAL
filed 2018-06-28
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018

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

The number of shares outstanding of our common stock as of June 21, 2018 was 56,521,614 shares. The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on October 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, (assuming that the registrant’s only affiliates are its officers, directors and 10% or greater stockholders) was approximately $2,140,950,087 based upon the closing market price of $41.83 on that date of a share of common stock as reported on the New York Stock Exchange.

Documents incorporated by reference

Portions of the registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders scheduled to be held on September 26, 2018 are incorporated by reference into Part III of this Form 10-K.

KORN/FERRY INTERNATIONAL

Index to Annual Report on Form 10-K for the Fiscal Year Ended April 30, 2018

PART I.

Item 1. Business

About Korn Ferry

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. We opened our first office in Los Angeles in 1969 and currently operate in 106 offices in 52 countries. We deliver our solutions on a global basis, wherever our clients do business. As of April 30, 2018, we had 7,643 full-time employees, including 1,392 consultants (541 Executive Search, 577 Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015), and 274 Futurestep) who are primarily responsible for client services. Our clients include many of the world’s largest and most prestigious public and private companies, middle market and emerging growth companies, as well as government and nonprofit organizations. We have built strong client loyalty with 88% of our assignments performed during fiscal 2018 on behalf of clients for whom we had conducted assignments in the previous three fiscal years. We have made significant investments in our business that have strengthened our intellectual property, enhanced our geographical presence, added complementary offerings to deepen client relationships and broadened our capabilities around talent strategy, assessment, development and rewards. We were originally formed as a California corporation in November 1969 and reincorporated as a Delaware corporation in fiscal 2000.

On June 12, 2018, the Company’s Board of Directors approved a plan (the “Plan”) to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. In connection with the Plan, the Company intends to sunset all sub-brands, including Futurestep, Hay Group and Lominger, among others. The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions. While the rebranding will not impact the Company’s segment financial reporting, starting in the first quarter of fiscal 2019, the Company will rename its Hay Group segment as “Korn Ferry Advisory” and its Futurestep segment as “Korn Ferry RPO and Professional Search.” The Company’s Executive Search segment will remain unchanged. In connection with the Plan, the Company also intends to pursue a holding company reorganization as discussed in further detail below under “KF Merger.” Unless otherwise noted, the following discussion of the Company’s business in this Item 1 describes the Company’s business as currently operated and does not give effect to any changes that may be implemented as a result of the rebranding plan. The Company intends to update this discussion in its 2019 Annual Report on Form 10-K to reflect any changes implemented as of such time as a result of the Plan.

The Korn Ferry Opportunity

Rallied around our vision to be the preeminent organizational consulting firm, at Korn Ferry, we are pursuing an ambitious strategy that will help us to focus relentlessly on clients and collaborate intensively across the organization. This approach builds on the best of our past and gives us a clear path to the future with focused initiatives to increase our client and commercial impact.

Korn Ferry is transforming how clients address their spectrum of talent management needs. We have evolved from a mono-line business to a global organizational consulting firm and in the process are giving our consultants more opportunities to engage with clients—beyond our iconic talent acquisition offering.

The essence of our belief is that both Korn Ferry and our clients can be more than. We view it as a state of mind, an attitude, for how we live and interact with each other and our clients every day. Being more than makes a difference—to us, and more importantly, to our clients. More than reflects the vast expertise we bring to our clients. This is the opportunity to bring our services, solutions and products backed by rich intellectual property to our clients, inspiring and motivating individuals, teams, even entire organizations. This is how we bring companies’ strategies to life, unite boardrooms and workforces, unlock potential, realize ambitions and change lives.

While most organizations can develop a sound strategy, they often struggle with how to make it stick. That is where we come in: synchronizing an organization’s strategy with its talent to drive superior performance. We help companies design their organization—the structure, roles and responsibilities—to seize these opportunities. As important, we help organizations select and hire the talent they need to execute their strategy—and show them the best way to compensate, develop and motivate their people.

We do this through our five solution sets:

Organizational Strategy

We map talent strategy to business strategy by designing operating models and organizational structures that align to them, helping organizations put their plans into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.

Assessment and Succession	We provide actionable, research-backed insights that allow organizations to understand the true capabilities of their people so they can make decisions that ensure the right leaders are ready—when and where they are needed—in the future.

Talent Acquisition	From executive search to recruitment process outsourcing, we integrate scientific research with our practical experience and industry-specific expertise to recruit professionals of all levels and functions for client organizations.

Leadership Development	We activate purpose, vision and strategy through leaders at all levels and organizations. We combine expertise, science and proven techniques with forward thinking and creativity to build leadership experiences that help entry to senior level leaders grow and deliver superior results.

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford.

About Our Intellectual Property and Technology

At the core of our service, solution and product delivery is deep intellectual property (“IP”) and research that allows us to deliver meaningful business outcomes for our clients.

The Korn Ferry Institute, our research and analytics arm, unites three areas: agile client execution; applied research and analytics; and breakthrough innovation. These teams work together to help business and public-sector leaders understand the key trends and drivers of human and organizational performance, so that they make better, science-based decisions on critical leadership, people, management and policy issues.

The Korn Ferry Institute’s core IP data and assets include proprietary leadership assessment, recruitment and development models, emotional and social competencies, human motives and values, job grading, engagement and rewards systems. We integrate and build upon our unique data sets using advanced modeling and artificial intelligence (“AI”) to produce unique, predictive insights and deliver demonstrable client impact.

Our analytics are based on industry leading data sets which include six million assessments, profiles of eight million candidates, compensation data on twenty million professionals and engagement data on more than six million professionals.

At the highest level, the Korn Ferry Institute explores three themes:

1.	People, organization and technology innovation;
2.	Data analytics for human and business performance; and
3.	New demographic trends.

In the fiscal year ahead, we will continue to integrate, harmonize and simplify our IP for greater leverage and business impact, with the goal of having one science-based engine underlying and empowering all our products and solutions.

About Our Business Segments

Korn Ferry services, solutions, and products are delivered through the following business segments:

Executive Search: Korn Ferry Executive Search helps clients attract and hire leaders who fit in with their organization and make it stand out. The business is managed by geographical region leaders with a focus on recruiting board-level, chief executive and other senior executive positions for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare provider, technology and educational/not-for-profit market sectors. We also have centers of functional expertise; our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board of directors in organizations around the world. The relationships established by Executive Search allow us to add incremental value to our clients through the delivery of our other organizational consulting services and solutions.

Our Executive Search services concentrate on searches for positions with annual cash compensation of $300,000 or more, or comparable compensation in foreign locations. The industry is comprised of retained and contingency recruitment firms. Retained firms, such as Korn Ferry, typically charge a fee for their services equal to approximately one-third of the first-year annual cash compensation for the position being filled regardless of whether the position is filled. Contingency firms generally work on a non-exclusive basis and are compensated only upon successfully placing a recommended candidate.

Hay Group: Korn Ferry Hay Group is comprised of 3,454 of the world’s top leadership and organizational advisory consultants and thought leaders. Through our talented colleagues, robust solutions and world-class intellectual property that people use every day, our consultants are able to solve the most disruptive and challenging organizational and talent problems facing clients.

As a recognized advisory leader, we partner with many of the world’s most admired organizations because of our track record delivering successful outcomes, our ability to listen, and our insistence on putting our clients first. They depend on our products and platforms every day to connect our solutions to their business challenges. In essence, we help clients design their organization—the structure, roles and responsibilities—and show them the best way to compensate, develop and motivate their people. We deliver this through a combination of solutions consulting and product services that addresses how people work and shows how to nurture them so that strategies succeed. We capitalize on the breadth of our IP, service offerings and expertise to do what is right for the client. Services are delivered by an experienced team of consultants and include one of the richest and most comprehensive people data sets.

Futurestep: Korn Ferry Futurestep uses data-backed insight and IP, matched with strategic collaboration and innovative technology, to meet people challenges head-on—and succeed. Our solutions span all aspects of Recruitment Process Outsourcing (“RPO”), Professional Search and Project Recruitment.

Our scalable, best-in-class approach to RPO allows our clients to attract top people while reducing expenses and time to hire. To us, RPO is more than just handing off the responsibilities of recruitment. It’s about building a partnership, often through a co-sourced recruitment model, to discover and deliver the talent that will have the greatest impact on our clients’ business.

Korn Ferry Futurestep offers proven RPO services that are backed by years of experience and award-winning IP. Using a variety of tools, we look closely at each candidate, combining data from multiple recruitment systems to determine which candidates have the potential to match both a particular organization and a specific role. Our customizable end-to-end solutions combine recruiting expertise with state-of-the-art technology platforms and sophisticated methodologies to help clients streamline recruitment processes, enhance candidate experience, and improve quality of hire, ultimately impacting the long-term success of an organization. We see talent acquisition as a critical function of the business, one that impacts not just the bottom line but one that can also drive top line growth. Korn Ferry Futurestep also undertakes Project Recruitment. This solution focuses not on a single hire, nor on filling high-volume roles, but instead the area in between. Project recruitment addresses a specific talent acquisition need at a certain point in time.

Through our Professional Search capabilities, Korn Ferry Futurestep is uniquely positioned to help organizations identify and attract professionals at the middle to upper levels of management, in single-search engagements.

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission (the “SEC”), pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. Our reports, proxy statements and other documents filed electronically with the SEC are available at the website maintained by the SEC at www.sec.gov.

We also make available, free of charge on the Investor Relations portion of our website at http://ir.kornferry.com, our annual, quarterly, and current reports, and, if applicable, amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC at www.sec.gov.

We also make available on the Investor Relations portion of our website at http://ir.kornferry.com earnings presentations and other important information, which we encourage you to review.

Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation and Personnel Committee, and Nominating and Corporate Governance Committee of our Board of Directors are also posted on the Investor Relations portion of our website at http://ir.kornferry.com. Stockholders may request copies of these documents by writing to our Corporate Secretary at 1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067.

Industry Trends

In this competitive global economic environment, our clients are seeking new pathways to drive sustainable profitable growth. CEOs are increasingly demanding an agile workforce that can innovate and drive growth across borders. We believe Korn Ferry is uniquely positioned to help organizations synchronize their strategy with their talent to drive superior performance.

Consolidation of Solution Providers—In choosing recruitment and human resource service providers, we believe and see evidence to support that:

◾	Companies are actively in search of preferred providers in order to create efficiencies and consolidate vendor relationships;
◾	Providers that can offer a full suite of organizational consulting products and solutions are becoming increasingly attractive; and
◾	Clients seek trusted advisors who understand their business and unique organizational culture in order to manage the multiple needs of their business on a global scale.

Skills Gaps—There are not enough highly “skilled” people coming into the labor market to fill open jobs. Particularly at the senior management levels, the available talent pool is inadequate. New leaders must step into bigger, more complex, and more global roles faster—and with less experience—than their predecessors. Given this, learning agility—one’s ability to adapt the lessons learned from previous experiences, solve complex problems, manage amid ambiguity in a constantly changing world and drive change—is more important than ever. We believe employers will increasingly seek service providers who can help them find, develop and retain highly qualified, learning-agile talent to secure a competitive advantage.

Human Capital is One of the Top CEO Challenges—Human capital challenges are found in all industries and sectors, among large and small companies, including those that are taking on the planet’s most pressing problems: sustainability, security, the environment, energy, transportation, food supply, clean water, and more. Tackling world-changing challenges requires far more than just best-in-class research and development and efficient production processes. More than ever, organizations need world-class talent motivated by a bigger vision. The people, the minds, the alliances and the culture that can create and then nurture innovative ideas are seen as central to the modern CEO agenda. In fact, according to The Conference Board, attracting and retaining talent is the single biggest challenge facing CEOs in 2018.

Talent Analytics—Companies are increasingly leveraging big data and predictive analytics to measure the influence of activities across all aspects of their business, including Human Resources (“HR”). They expect their service providers to deliver superior metrics and better ways of communicating results. The Korn Ferry Institute’s core IP, data and assets allow us to determine the true drivers of leadership, performance and monitor how any individual or organization measures up. We possess several of the most robust HR databases in the world. These databases enable our clients to benchmark salaries, leadership potential, employee engagement, organizational culture and review other HR data by industry and by position at a global and country level.

Increased Outsourcing of Talent Acquisition Functions—More companies are focusing on their core competencies and choosing to outsource non-core functions to providers who can offer efficient, high-quality services. Third-party providers can apply immediate and long-term approaches for improving all aspects of talent acquisition. Advantages to outsourcing part or all of the recruitment function include:

◾	Access to a diverse and highly qualified pool of candidates, which is refreshed on a regular basis;
◾	Reduction or elimination of the costs required to maintain and train an in-house recruiting department in a rapidly changing industry;
◾	Ability to use the workflow methodologies we have developed over tens of thousands of assignments, which allow clients to fulfill positions on a streamlined basis;
◾	Ability to quickly review millions of resumes and provide the right fit for the client;
◾	Access to the most updated industry and geographic market information;
◾	Access to cutting-edge search technology software and proprietary IP; and
◾	Ability to maintain management focus on core strategic business issues.

Other Industry Trends—In addition to the industry trends mentioned above, we believe the following factors will have a long-term positive impact on our industry:

◾	Increasing demand for professionals with not just the right technical skills, but also the right leadership style, values and motivation to meet the specific requirements of the position and organizational culture;
◾	Decreasing executive management tenure and more frequent job changes;
◾	Retiring baby boomers, creating a skills gap in the workforce;
◾	Shifting balance of power towards the employee as more people take charge of their own careers, and the new norm of employee-driven development;
◾	Increasing importance of talent mobility in engaging and developing people within an organization;
◾	Increased attention to succession planning due to heightened scrutiny on CEOs, pressure to generate growth, shorter CEO tenures and the emphasis being placed on making succession planning a systemic governance process within global organizations;
◾	Executive pay and governance practices under more scrutiny than ever;
◾	The high turnover rate and varying high volume hiring needs commonly associated with the new shared economy; and
◾	Increasing focus on gender pay gap and the lack of women in senior roles.

Growth Strategy

Our objective is to expand our position as the preeminent organizational consulting firm. In order to meet this objective, we will continue to pursue our strategy:

Drive an Integrated, Solutions-Based Go-to-Market Strategy

Our synergistic go-to-market strategy, bringing together all three of our business segments, is driving more integrated, scalable client relationships. This is evidenced by the fact that approximately 62% of our revenues come from clients that utilize multiple lines of business. To better compete in the market, we will evolve over time from our traditional line of business segmentation to integrated solutions and industries.

In an effort to gain operational efficiencies and drive superior performance, we expect that multinational clients will increasingly turn to strategic partners such as Korn Ferry that can manage their needs on a centralized basis. This will require vendors with a global network of offices and technological support systems to manage engagements across geographical regions. We established our Marquee Accounts program to act as a catalyst for change as we transform our Company from individual operators to an integrated solutions provider, in an effort to drive major global and regional strategic account development, as well as to provide a framework for all our client development activities.

Our Marquee Accounts program now comprises 20% of our global fee revenues. A number of our Marquee accounts are managed by our newly hired account managers—18 at April 30, 2018. In the year ahead, we will continue to grow and expand our account management activities. This includes driving consistent account selection, assignment, planning and execution; implementing account-based marketing efforts; optimizing the pipeline and opportunity process; and hiring additional dedicated account leaders.

Deliver Unparalleled Client Excellence

Korn Ferry continues to scale and more deeply embed our industry-leading IP within the talent management processes of our global clients. In addition to technology-enabled insights for our clients, we also continue to invest in productivity enhancers for our own colleagues, recognizing that as the way they work changes and becomes more global, we need to make them productive wherever they are and however they work. We are focused on the following key areas to drive our technology plan:

Innovation—Human capital management is quickly evolving, thanks to people with new profiles, new technologies and new organizational and working contracts. Korn Ferry is actively investing in some of these developments and closely monitors others to align our business models, capture significant growth opportunities and ultimately help shape the future of work.

Market innovations contribute to more accurate, faster, cost-effective and impactful business and human decisions. Our firm is well-positioned in that context. We have a unique set of assets that are critical to such decisions: deep science on organization and human motivation, data on talent, work and rewards, and proven products and solutions.

We are integrating these assets and combining them with enhanced computing and analytical power to remain a cutting-edge organizational consulting firm. Some key innovation initiatives include:

◾	Core IP: Integration of talent and work IP into a single, science-based framework organized along “identity” (the deepest drivers of human behaviors), “capabilities” (what people know), and “accountabilities” (what characteristics of roles, responsibilities and outcomes). We expect to position this model to be a market “gold-standard” associated with individual and collective performance in traditional organizations as well as in open talent networks. This model will also fuel our advisory solutions such as mergers and acquisitions (M&A), diversity and inclusion (D&I) and digital transformation.
◾	Client analytics: Historically, Korn Ferry has developed solid—yet traditional—talent analytics for Marquee clients. We are now developing better correlations between human and business performance for more systematic monetization of client analytics and introduction to new clients.
◾	Advanced analytics: We are organizing our data and reports into “always-on” blended dashboards that will help clients make better decisions. We are also strengthening our AI-machine learning (AI-ML) capacity, initially to optimize recruitment (e.g., sourcing and matching of jobs and talents) and to scale pay-related demographics and data points. We will then use AI-ML to complement our science on individuals, teams and work, and identify the variables that best help transformation and predict talent and organizational results.

IP Driven Tools and Services—We are leveraging all IP and technology and combining into a unified single platform to deliver assessments that allow clients to make faster, better talent decisions.

Our IP-driven tools and services are being utilized by our clients for everything from organizational development and job profiling to selection, training, individual and team development, succession planning and more. Our subscription services delivered online help us generate long-term relationships with our clients through large scale and technology-based HR programs on an annuity basis. We continue to seek ways to further scale our product offering to our global clients.

Within Executive Search our databases contain profiles of approximately five million executives to assist in identifying individuals with the right background, cultural fit and abilities. Through the search process, we leverage proprietary tools such as our Four Dimensional Executive Assessment and Executive Snapshot (incorporating Hay Group’s industry standard job grading, job description and salary benchmark methodologies).

Within Korn Ferry Hay Group, enhancements to our PayNet database and the launch of the new Korn Ferry Assessment Platform will allow us to embed analytics directly into our clients’ user experience, providing actionable insights.

New Offerings—More than 150,000 consumers have visited Korn Ferry Advance, our new business-to-consumer offering, since it launched in the United States (the “U.S.”) in July 2017. We are expanding and enhancing the offering to provide more focused assistance to people looking to make their next career move, as well as to provide tailored career services to an organization’s people. Korn Ferry Advance will continue to leverage cutting-edge technology as well as the greatest asset we have—our consultants.

In addition, we launched Korn Ferry Direct, our Client Platform Services product tailored for small and mid-sized businesses, and Consent Manager, a new enterprise tool to help clients manage their increasing responsibility for employee and candidate data privacy.

Productivity Enhancements—We will make further investments into our global SAP platform, which was put in service in the early 2000s and configured to support an executive search business. As we grow and evolve the Company to a solution and industry orientation, we will ensure that we have the proper infrastructure and technology to deliver the appropriate data and information to efficiently and effectively manage the enterprise.

Extend the Korn Ferry Brand

Next to our people, the Korn Ferry brand is the strongest asset of the Company.

Positioning Korn Ferry as the preeminent global organizational consultancy and demonstrating our unique ability to drive business performance through people remains a key tenet of our global marketing program. Our objective is to improve awareness and perceptions of the evolved Korn Ferry across our key buyer segments (Board Directors, CEOs, Chief Human Resource Officers (“CHRO”) and the C-suite) and investor base. We are also extending our presence to a professional-level audience focused on advancing their careers. We have significantly enhanced our thought leadership and digital presence in support of these goals.

As we increasingly extend our brand, broaden our solutions and attract top talent to the firm, Korn Ferry is well positioned for the future.

Advance Korn Ferry as a Premier Career Destination

We continue to invest in building a world-class organization that is aligned to our strategy and is staffed by a capable, motivated and agile workforce. A few key initiatives in this area include:

◾	Career Paths and Mobility—We have architected and will implement the new Korn Ferry career model across the entire business to define career paths, as well as to encourage talent mobility and self-directed development.
◾	Onboarding—Our workforce has nearly doubled since fiscal 2015 and must continue to grow to deliver on our growth. To support this, we are providing a standardized, global onboarding experience for all Korn Ferry new hires using a common platform, materials and resources to ensure all new hires are effectively integrated into the Company with reduced ramp-up time to full productivity.
◾	Korn Ferry Academy—Our growth plans require a learning, agile organization. In fiscal 2018, we launched a new learning management system (The Korn Ferry Academy) to serve as a Center of Excellence focused on the growth and development of our colleagues through rich, personalized content.
◾	Succession and Development—We are working on aligning and building capabilities for our future needs. The process was initiated with the senior leadership team and we are now cascading it to additional levels of the Company, including emerging talent.

Pursue Transformational Opportunities at the Intersection of Talent and Strategy

We have developed a core competency in identifying, acquiring and integrating M&A targets that have the potential to further our strategic objectives and enhance shareholder value. Our disciplined approach to M&A will continue to play a critical role in the ongoing evolution of Korn Ferry into an industry specialized, business outcomes oriented solutions provider at the intersection of talent and strategy. While we will continue to execute on our targeted organic growth pathways, M&A will be a vital component of our future growth and capital deployment strategies.

Our Services and Organization

Organization

The Company operates through its three global business segments: Executive Search, Hay Group, and Futurestep. Our Executive Search business is managed on a geographic basis throughout four regions: North America, Europe, the Middle East and Africa (“EMEA”), Asia Pacific and Latin America. Hay Group and Futurestep are managed on a global basis with operations in North America, EMEA, Asia Pacific and Latin America.

We address our clients’ needs through our three business segments:

Executive Search

Overview—Korn Ferry Executive Search helps clients attract and hire leaders who fit with their organization and make it stand out. Our services are typically used to fill executive-level positions, such as board directors, chief executive officers, chief financial officers, chief operating officers, chief information officers, chief human resource officers and other senior executive officers.

As part of being retained by a client to conduct a search, we assemble a team of consultants with appropriate geographic, industry and functional expertise. We utilize a standardized and differentiated approach to placing talent that integrates our research-based IP with our practical experience. Our search consultants serve as management advisors who work closely with the client in identifying, assessing and placing qualified candidates. In fiscal 2018, we executed 6,325 new executive search assignments.

Industry Specialization—Consultants in our five global markets and regional specialty practice groups bring an in-depth understanding of the market conditions and strategic management issues faced by clients within their specific industries and geographies. We are continually looking to expand our specialized expertise through internal development and strategic hiring in targeted growth areas.

Percentage of Fiscal 2018 Assignments Opened by Industry Specialization

Global Markets:
Industrial	31%
Financial Services	19%
Life Sciences/Healthcare Provider	17%
Consumer	16%
Technology	12%
Regional Specialties (United States):
Education/Not-for-Profit	5%

Functional Expertise—We have organized executive search centers of functional expertise, composed of consultants who have extensive backgrounds in placing executives in certain functions, such as board directors, CEOs and other senior executive officers. Our Board & CEO Services group, for example, focuses exclusively on placing CEOs and board directors in organizations around the world. This is a dedicated team from the most senior ranks of the Company. Their work is with CEOs and in the boardroom, and their expertise is organizational leadership and governance. They conduct hundreds of engagements every year, tapping talent from every corner of the globe. This work spans all ranges of organizational scale and purpose. Members of functional groups are located throughout our regions and across our industry groups.

Percentage of Fiscal 2018 Assignments Opened by Functional Expertise

Board Level/CEO/CFO/Senior Executive and General Management	69%
Marketing and Sales	9%
Finance and Control	9%
Information Systems	6%
Manufacturing/Engineering/Research and Development/Technology	4%
Human Resources and Administration	3%

Regions

North America—As of April 30, 2018, we had operations in 20 cities throughout the United States and Canada. In fiscal 2018, the region generated fee revenue of $408.1 million and opened 2,665 new engagements with an average of 248 consultants.

EMEA—As of April 30, 2018, we had operations in 24 cities in 19 countries throughout the region. In fiscal 2018, the region generated fee revenue of $173.7 million and opened 1,849 new engagements with an average of 154 consultants.

Asia Pacific—As of April 30, 2018, we had operations in 18 cities in 10 countries throughout the region. In fiscal 2018, the region generated fee revenue of $96.6 million and opened 1,132 new engagements with an average of 95 consultants.

Latin America—As of April 30, 2018, we had operations in 9 cities in 7 countries covering the entire Latin America region. In fiscal 2018, the region generated fee revenue of $30.6 million in fiscal 2018 and opened 679 new engagements with an average of 33 consultants.

Client Base—Our 3,773 Search engagement clients in fiscal 2018 include many of the world’s largest and most prestigious public and private companies.

Competition—Other multinational executive search firms include Egon Zehnder, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. Although these firms are our largest competitors in executive search, we also compete with smaller boutique firms that specialize in specific regional, industry or functional searches. We believe our brand name, differentiated business model, systematic approach to client service, cutting-edge technology, unique IP, global network, prestigious clientele, strong specialty practices and high-caliber colleagues are recognized worldwide. We also believe our long-term incentive compensation arrangements, as well as other executive benefits, distinguish us from most of our competitors and are important in attracting and retaining our key consultants.

Hay Group

Overview—Korn Ferry Hay Group helps clients design their organization—the structure, roles and responsibilities—and shows them the best way to compensate, develop and motivate their people. Our focus is on making change happen and helping people and organizations realize their potential.

Korn Ferry Hay Group is known for creating and owning the most widely used job evaluation methodology in the world. We have helped clients assess, select and develop hundreds of thousands of managers and executives. In addition, we have built the richest and most comprehensive database of organizational management information in the world, enabling our clients to benchmark themselves against the best performers in their industries.

We deliver a combination of solutions consulting and product services that address how people work, and how to nurture them so that business strategies succeed. We capitalize on the breadth of our IP, service offerings and expertise to do what is right for the client—transforming ideas into actionable insights. Services are delivered by an experienced team of consultants and include one of the richest and most comprehensive people data sets. We have over 3,450 employees working in 88 cities in 50 countries. Our consultants are predominately recruited from local markets, so they are sensitive to local issues and have a deep understanding of them, but are also trained and work together in international teams to offer a truly global perspective.

Hay Group has multiple offerings across assessment and succession, leadership development, organizational strategy, and rewards and benefits, which are enhanced, enabled and optimized through various products.

Assessment and Succession: We provide actionable, research-backed insight and products that allow organizations to understand the talent they have, benchmarked against the talent they need to deliver on the business strategy.

◾	By tapping into our vast talent database, we isolate the vital leadership attributes needed to succeed by industry, business function, job level, business challenge, strategy, or geographic market.
◾	World-class assessment tools deliver deep insights on how individuals and the enterprise-wide talent pipeline compare with best-in-class profiles.
◾	We draw on the full breadth of Korn Ferry’s people and organizational capabilities to close any gaps.

Leadership Development: We develop leaders at every stage of the leadership journey, from first time manager to CEO, with leadership development experiences that are tightly aligned with succession and talent processes.

Our solutions are backed by world-class tools and techniques and delivered by hundreds of dedicated leadership development experts across the globe.

Organizational Strategy: Korn Ferry provides end-to-end support to organizations that want to transform their business. Strategy becomes operationalized by aligning the tangible elements of the organization—people, structure and process—and the intangible elements—motivations, relationships and culture.

Rewards and Benefits: We help organizations align reward with strategy, to pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford. Our advice is backed by the quality and quantity of our pay data and a robust and widely used job evaluation methodology.

Solutions consulting fee revenue was $540.5 million, $497.7 million and $351.2 million in fiscal 2018, 2017 and 2016, respectively. Solutions consulting fee revenue represented 31%, 32% and 27% of the Company’s total fee revenue in fiscal 2018, 2017 and 2016, respectively.

Regions—As of April 30, 2018, we had Hay Group operations in 22 cities in North America, 36 in EMEA, 21 in Asia Pacific, and 9 in Latin America.

Client Base—During fiscal 2018, Hay Group partnered with approximately 11,000 clients across the globe and 16% of Hay Group’s fiscal 2018 fee revenue was referred from Korn Ferry’s Executive Search and Futurestep segments. Our clients come from the private, public and not-for-profit sectors, across every major industry and represent diverse business challenges.

Competition—Our main competitors include firms like Aon Hewitt, Willis Towers Watson, Deloitte, McKinsey, Boston Consulting Group, Development Dimensions International, Center for Creative Leadership, Right Management, Mercer and CEB. Although these firms are our largest competitors, we also compete with smaller boutique firms that specialize in specific regional, industry or functional aspects of leadership and organizational consulting services.

Futurestep

Overview—Korn Ferry Futurestep uses data-backed insight and IP, matched with strategic collaboration and innovative technology to deliver solutions spanning all aspects of RPO, Professional Search and Project Recruitment.

RPO: In fiscal 2018, Korn Ferry Futurestep was recognized as a top five RPO provider in the 2017 Baker’s Dozen list, marking its 11th consecutive year on the list. Through decades of experience, we have honed and refined our RPO solution to be as efficient as possible, keeping costs low and allowing clients to meet target time-to-hire goals without compromising on quality of candidate.

Through innovative sourcing and employer brand strategies, as well as the ability to leverage the Korn Ferry talent pool and comprehensive job market mapping, Korn Ferry Futurestep’s RPO solution is equipped to source candidates from a broader network. Combined with our best-in-class assessments and behavior interviewing techniques, we can then determine which qualified candidates will be a culture fit for an organization. Futurestep combines traditional recruitment expertise with a multi-tiered portfolio of talent acquisition solutions. Futurestep consultants, based in 30 countries, have access to our databases of pre-screened, mid-level professionals. Our global candidate pool complements our international presence and multi-channel sourcing strategy to provide speed, efficiency and quality service for clients worldwide.

Futurestep Professional Search: We are uniquely positioned to help organizations identify and attract professionals at the middle to upper levels of management in single-search engagements. We focus on:

◾ Consumer	◾ Education/Not-for-Profit
◾ Financial Services	◾ Finance & Accounting
◾ Industrial	◾ Human Resources
◾ Life Sciences/Healthcare	◾ Sales, Marketing & Digital
◾ Technology	◾ Supply Chain Management

Futurestep Project Recruitment: Korn Ferry Futurestep’s Project Recruitment Solution delivers the right talent in the right numbers through a process that is seamless, stress-free and aligned with the broader talent acquisition strategy. We work closely with the organization’s talent acquisition function to develop a recruitment strategy that is tailored to meet the needs of the business and designed to complement its culture. Our teams rely on proactive targeted sourcing, taking a direct approach with suitable candidates, and employing high-touch, in-depth candidate assessment and selection to deliver top talent on a timely basis, without compromising quality or efficiency.

Regions—As of April 30, 2018, we had Futurestep operations in 13 cities in North America, 13 in EMEA, 18 in Asia Pacific, and 9 in Latin America.

Client Base—During fiscal 2018, Futurestep partnered with 1,903 clients across the globe and 42% of Futurestep’s fiscal 2018 fee revenue was referred from Korn Ferry’s Executive Search and Hay Group segments.

Competition—Futurestep primarily competes for business with other RPO providers such as Cielo Talent, Alexander Mann Solutions, Hays, Kenexa, Spherion, KellyOCG and ADP, and competes for search assignments with regional contingency recruitment firms and large national retained recruitment firms.

Professional Staff and Employees

We have assembled a wealth of talent that is rewarded based on performance. Our Company brings together the best and brightest from a wide range of disciplines and professions—everything from academic research and technology development to executive recruiting, consulting, and business leadership. We are also a culturally diverse organization. Our people come from all over the world and speak a multitude of languages. For us, this diversity is a key source of strength. It means we have people who are able to challenge convention, offer unique perspectives, and generate innovative ideas. Equally important, it means we can think and act globally—just like our clients.

As of April 30, 2018, we had a total of 7,643 full-time employees. Of this, 1,865 were Executive Search employees consisting of 541 consultants and 1,324 associates, researchers, administrative and support staff. Hay Group had 3,454 employees as of April 30, 2018, consisting of 577 consultants and 2,877 associates, researchers, administrative and support staff. Futurestep had 2,188 employees as of April 30, 2018, consisting of 274 consultants and 1,914 administrative and support staff. Corporate had 136 professionals as of April 30, 2018. We are not party to a collective bargaining agreement and consider our relations with our employees to be good. Korn Ferry is an equal opportunity employer.

The following table provides information relating to each of our business segments for fiscal 2018. Financial information regarding our business segments for fiscal 2017 and 2016 and additional information for fiscal 2018 is contained in Note 11—Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein by reference.

	Fee Revenue	Operating Income (Loss)	Number of Consultants as of April 30, 2018
	(dollars in thousands)
Executive Search:
North America	$408,098	$100,037	254
EMEA	173,725	26,768	163
Asia Pacific	96,595	18,425	92
Latin America	30,624	4,022	32

Total Executive Search	709,042	149,252	541
Hay Group	785,013	100,939	577
Futurestep	273,162	39,363	274
Corporate	—	(85,670)	—

Total	$1,767,217	$203,884	1,392

The following table provides information on fee revenues for each of the last three fiscal years attributable to the regions in which the Company operates:

	Year Ended April 30,
	2018	2017	2016 (1)
	(in thousands)
Fee Revenue:
United States	$778,470	$728,871	$669,585
Canada	69,699	57,640	40,401
EMEA	537,654	445,681	343,460
Asia Pacific	292,823	249,077	187,631
Latin America	88,571	84,252	51,035

Total	$1,767,217	$1,565,521	$1,292,112

(1)	Fee revenue from Legacy Hay was $186.8 million for the period from December 1, 2015, the effective date of the acquisition to April 30, 2016.

Additional financial information regarding the regions in which the Company operates can be found in Note 11—Business Segments, in the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

KF Merger

As discussed above, in connection with the Plan, the Company intends to pursue a holding company reorganization (the “KF Merger”), after which a new public holding company, Korn Ferry, will own all of the stock of the Company. The Company will initially form Korn Ferry as a direct, wholly-owned subsidiary of the Company. Then, pursuant to the KF Merger, the Company will merge with and into another newly formed entity—Merger Sub, a Delaware corporation, and a direct, wholly-owned subsidiary of Korn Ferry and indirect, wholly-owned subsidiary of the Company—with the Company surviving as a direct, wholly-owned subsidiary of Korn Ferry and operating under the legal name “Korn Ferry US.” Each share of Company stock issued and outstanding immediately prior to the KF Merger will be converted into an equivalent corresponding share of Korn Ferry stock, having the same designations, rights, powers and preferences and the qualifications, limitations and restrictions as the corresponding share of Company stock being converted. The Company’s current stockholders will become stockholders of Korn Ferry upon the consummation of the KF Merger and will not recognize gain or loss for U.S. federal income tax purposes upon the conversion of their shares.

The Company plans to conduct the KF Merger pursuant to Section 251(g) of the Delaware General Corporation Law (“DGCL”), which permits the creation of a holding company through a merger with a direct or indirect wholly-owned subsidiary of the constituent corporation without stockholder approval, to create a parent company holding structure. The Company will adopt an amended and restated certificate of incorporation and amended and restated bylaws upon the consummation of the KF Merger, which will also reflect the change of the name of the corporation to Korn Ferry US, as permitted by Section 251(g) of the DGCL. Following the consummation of the KF Merger and as part of the Plan, the Company intends to merge certain of its subsidiaries organized in the U.S. with and into Korn Ferry US.

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

We compete for executive search business with numerous executive search firms and businesses that provide job placement services, including other large global executive search firms, smaller specialty firms and web-based firms. In recent years, we have also begun facing increased competition from sole proprietors and in-house human resource professionals whose ability to provide job placement services has been enhanced by professional profiles made available on the internet and enhanced social media-based search tools. The continued growth of the shared economy and related freelancing platform sites may also negatively impact demand for our services by allowing employers seeking services to connect with employees in real time and without any significant cost. Traditional executive search competitors include Egon Zehnder, Heidrick & Struggles International, Inc., Russell Reynolds Associates and Spencer Stuart. In each of our markets, one or more of our competitors may possess greater resources, greater name recognition, lower overhead or other costs and longer operating histories than we do, which may give them an advantage in obtaining future clients, capitalizing on new technology and attracting qualified professionals in these markets. Additionally, specialty firms can focus on regional or functional markets or on particular industries and executive search firms that have a smaller client base may be subject to fewer off-limits arrangements. There are no extensive barriers to entry into the executive search industry and new recruiting firms continue to enter the market. We believe the continuing development and increased availability of information technology will continue to attract new competitors, especially web-enabled professional and social networking website providers, and these providers may be facilitating a company’s ability to insource their recruiting capabilities. Competitors in these fields include SMASHFLY, iCIMS, Yello, Indeed, Google for Jobs and Jobvite. As these providers continue to evolve, they may develop offerings similar to or more expansive than ours, thereby increasing competition for our services or more broadly causing disruption in the executive search industry. Further, as technology continues to develop and the shared economy continues to grow, we expect that the use of freelancing platform sites will become more prevalent. As a result, companies may turn to such sites for their talent needs, which could negatively impact demand for the services we offer.

The human resource consulting business has been traditionally fragmented and a number of large consulting firms, such as Ernst and Young, McKinsey, Willis Towers Watson and Deloitte are building businesses in human resource management consulting to serve these needs. These companies are significantly larger than Korn Ferry and have considerable resources at their disposal, allowing for potentially significant investment to grow their human resource consulting business. Increased competition, whether as a result of professional and social networking website providers, traditional executive search firms, sole proprietors and in-house human resource professionals (as noted above) or larger consulting firms building human resources consulting businesses, may lead to pricing pressures that could negatively impact our business. For example, increased competition could require us to charge lower prices, and/or cause us to lose market share, each of which could reduce our fee revenue.

The talent acquisition business, including RPO, project recruitment, professional search, talent consulting and employee communications is a highly competitive and developing industry with numerous specialists. Our Futurestep division primarily competes for business with other RPO providers such as Cielo, Alexander Mann

Solutions, Kenexa, Spherion, and Kelly Services, and competes for mid-level professional search assignments with regional contingency recruitment firms and large national retained recruitment firms. In addition, some organizations have developed or may develop internal solutions to address talent acquisition that may be competitive with our solutions. To compete successfully and achieve our growth targets for our talent acquisition business, we must continue to support and develop assessment and analytics solutions, maintain and grow our proprietary database, deliver demonstrable return on investment to clients, support our products and services globally, and continue to provide consulting and training to support our assessment products. Our failure to compete effectively with our competitors could adversely affect our operating results and future growth.

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

We compete with other executive and professional search and consulting firms for qualified and experienced consultants. These other firms may be able to offer greater compensation and benefits or more attractive lifestyle choices, career paths or geographic locations than we do. Attracting and retaining consultants in our industry is particularly important because, generally, a small number of consultants have primary responsibility for a client relationship. Because client responsibility is so concentrated, the loss of key consultants may lead to the loss of client relationships. In fiscal 2018, for example, our top three Executive Search and Hay Group consultants had primary responsibility for generating business equal to approximately 1% and 2% of our fee revenues, respectively, and our top ten Executive Search and Hay Group consultants had primary responsibility for generating business equal to approximately 3% and 4% of our fee revenues, respectively. This risk is heightened due to the general portability of a consultant’s business: consultants have in the past, and will in the future, terminate their employment with our Company. Any decrease in the quality of our reputation, reduction in our compensation levels relative to our peers or restructuring of our compensation program, whether as a result of insufficient revenue, a decline in the market price of our common stock or for any other reason, could impair our ability to retain existing consultants or attract additional qualified consultants with the requisite experience, skills and established client relationships. Our failure to retain our most productive consultants, whether in Executive Search, Hay Group or Futurestep, or maintain the quality of service to which our clients are accustomed as well as the ability of a departing consultant to move business to his or her new employer could result in a loss of clients, which could in turn cause our fee revenue to decline and our business to be harmed. We may also lose clients if the departing Executive Search, Hay Group or Futurestep consultant has widespread name recognition or a reputation as a specialist in his or her line of business in a specific industry or management function. We could also lose additional consultants if they choose to join the departing Executive Search, Hay Group or Futurestep consultant at another executive search or consulting firm. If we fail to limit departing consultants from moving business or recruiting our consultants to a competitor, our business, financial condition and results of operations could be adversely affected.

We may be limited in our ability to recruit candidates from our clients and we could lose those opportunities to our competition, which could harm our business.

Either by agreement with clients, or for client relations or marketing purposes, we sometimes refrain from, for a specified period of time, recruiting candidates from a client when conducting searches on behalf of other clients. These off-limit agreements can generally remain in effect for up to two years following the completion of an assignment. The duration and scope of the off-limit agreement, including whether it covers all operations of the client and its affiliates or only certain divisions of a client, generally are subject to negotiation or internal policies and may depend on factors such as the scope, size and complexity of the client’s business, the length of the client relationship and the frequency with which we have been engaged to perform executive searches for the client. If a prospective client believes that we are overly restricted by these off-limit agreements from recruiting employees of our existing clients, these prospective clients may not engage us to perform their executive searches. Therefore, our inability to recruit candidates from these clients may make it difficult for us to obtain search assignments from, or to fulfill search assignments for, other companies in that client’s industry. We cannot ensure that off-limit agreements will not impede our growth or our ability to attract and serve new clients, or otherwise harm our business.

We incur substantial costs to hire and retain our professionals, and we expect these costs to continue and to grow.

We may pay hiring bonuses and annual retention bonuses to secure the services of new hires and retain our professional employees. Those payments have taken the form of long-term deferred compensation, restricted stock, and unsecured cash payments in the form of promissory notes. The aggregate amount of these awards to employees is significant and we expect to continue issuing these types of long-term incentive awards.

If we are unable to retain our executive officers and key personnel or integrate new members of our senior management who are critical to our business, we may not be able to successfully manage our business in the future.

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

As part of our corporate strategy, we are attempting to leverage our research and advisory services to sell a full range of services across the life cycle of a policy, program, project or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus on developing new services, clients, practice areas and lines of business; open new offices; and engage in business in new geographic locations, our operations may be exposed to additional as well as enhanced risks.

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

Our rebranding plan may take a significant amount of time and involve substantial costs and may not be favorably received by our clients.

On June 12, 2018, the Company’s Board of Directors voted to approve a rebranding plan for the Company. This plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting of all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions

We may incur substantial costs as a result of rebranding our products and services and may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by certain of our sub-brands. The failure of our rebranding initiatives could adversely affect our ability to attract and retain clients, which could cause us not to realize some or all of the anticipated benefits contemplated by the rebranding.

We are subject to potential legal liability from clients, employees and candidates for employment. Insurance coverage may not be available to cover all of our potential liability and available coverage may not be sufficient to cover all claims that we may incur.

Our ability to obtain liability insurance, its coverage levels, deductibles and premiums, are all dependent on market factors, our loss history and insurers’ perception of our overall risk profile. We are exposed to potential claims with respect to the executive search process and the consulting services performed by Hay Group. For example, a client could assert a claim for matters such as breach of an off-limit agreement or recommending a candidate who subsequently proves to be unsuitable for the position filled. Further, the current employer of a candidate whom we placed could file a claim against us alleging interference with an employment contract; a candidate could assert an action against us for failure to maintain the confidentiality of the candidate’s employment search; and a candidate or employee could assert an action against us for alleged discrimination, violations of labor and employment law or other matters. Also, in various countries, we are subject to data protection laws impacting the processing of candidate information and other regulatory requirements that could give rise to liabilities/claims. The client may not be satisfied with the consulting services provided by our Hay Group consultants that may lead to claims against us.

Additionally, as part of our Hay Group services, we often send a team of leadership consultants to our clients’ workplaces. Such consultants generally have access to client information systems and confidential information. An inherent risk of such activity includes possible claims of misuse or misappropriation of client IP, confidential information, funds or other property, as well as harassment, criminal activity, torts, or other claims. Such claims may result in negative publicity, injunctive relief, criminal investigations and/or charges, payment by us of monetary damages or fines, or other material adverse effects on our business.

We cannot ensure that our insurance will cover all claims or that insurance coverage will be available at economically acceptable rates. Our insurance may also require us to meet a deductible. Significant uninsured liabilities could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to align our cost structure with our revenue level, which in turn may require additional financing in the future that may not be available at all or may be available only on unfavorable terms.

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

Our profitability depends, to a large extent, on the utilization and billing rates of our professionals. Utilization of our professionals is affected by a number of factors, including:

◾	the number and size of client engagements;
◾	the timing of the commencement, completion and termination of engagements (for example, the commencement or termination of multiple RPO engagements could have a significant impact on our business, including significant fluctuations in our fee revenue, since these types of engagements are generally larger, in terms of both staffing and fee revenue generated, than our other engagements);
◾	our ability to transition our consultants efficiently from completed engagements to new engagements;
◾	the hiring of additional consultants because there is generally a transition period for new consultants that results in a temporary drop in our utilization rate;
◾	unanticipated changes in the scope of client engagements;
◾	our ability to forecast demand for our services and thereby maintain an appropriate level of consultants; and
◾	conditions affecting the industries in which we practice as well as general economic conditions.

The billing rates of our consultants that we are able to charge are also affected by a number of factors, including:

◾	our clients’ perception of our ability to add value through our services;
◾	the market demand for the services we provide;
◾	an increase in the number of clients in the government sector in the industries we serve;
◾	the introduction of new services by us or our competitors;
◾	our competition and the pricing policies of our competitors; and
◾	current economic conditions.

If we are unable to achieve and maintain adequate overall utilization, as well as maintain or increase the billing rates for our consultants, our financial results could materially suffer. In addition, our consultants oftentimes perform services at the physical locations of our clients. If there are natural disasters, disruptions to travel and transportation or problems with communications systems, our ability to perform services for, and interact with, our clients at their physical locations may be negatively impacted, which could have an adverse effect on our business and results of operations.

The profitability of our fixed-fee engagements with clients may not meet our expectations if we underestimate the cost of these engagements.

When making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and consultants as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin. For the years ended April 30, 2018, 2017, and 2016, fixed-fee engagements represented 28%, 29%, and 24% of our revenues, respectively.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to revenue recognition, restructuring, deferred compensation, goodwill and other intangible assets, contingent consideration, annual performance-related bonuses, allowance for doubtful accounts, share-based payments and deferred income taxes. Actual results could differ from the estimates we make based on historical experience and various assumptions believed to be reasonable based on specific circumstances, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

Foreign currency exchange rate risks may adversely affect our results of operations.

A material portion of our revenue and expenses are generated by our operations in foreign countries, and we expect that our foreign operations will account for a material portion of our revenue and expenses in the future. Most of our international expenses and revenue are denominated in foreign currencies. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets in which we have operations, among other factors. Fluctuations in the value of those currencies in relation to the U.S. dollar have caused and will continue to cause dollar-translated amounts to vary from one period to another. Given the volatility of exchange rates, we may not be able to manage effectively our currency translation or transaction risks, which may adversely affect our financial condition and results of operations.

Unfavorable tax laws, tax law changes and tax authority rulings may adversely affect results.

We are subject to income taxes in the U.S. and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates or changes in tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from estimated amounts recorded, future financial results may include unfavorable tax adjustments.

The effects of the Tax Cuts and Jobs Act on our business and our company have not yet been fully analyzed and the final impacts could be materially different from our current estimates.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, making significant changes to the taxation of U.S. business entities. The most significant impacts of the Tax Act on the Company include (1) a reduction in the U.S. corporate federal statutory income tax rate from 35.0% to 21.0% effective January 1, 2018, and (2) a one-time tax on accumulated foreign earnings (the “Transition Tax”), which is applicable at a rate of 15.5% on cash and other specified assets and 8% on other residual earnings. We have recorded in our consolidated financial statements provisional amounts based on our current estimates of the effects of the Tax Act in accordance with our current understanding of the Tax Act and currently available guidance. For additional information regarding the Tax Act and the provisional tax amounts recorded in our consolidated financial statements, see Note 8—Income Taxes. The final amounts may be significantly affected by regulations and interpretive guidance expected to be issued by the tax authorities, clarifications of the accounting treatment of various items, our additional analysis, and our refinement of our estimates of the effects of the Tax Act and, therefore, such final amounts could be materially different than our current provisional amounts, which could materially affect our tax obligations and effective tax rate.

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

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement with a syndicate of banks made up of a $275 million term loan and $125 million of secured revolving loans. As of April 30, 2018, $238.9 million was outstanding under the term loan, and there is no outstanding balance under the revolving loans.

If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans. We cannot ensure that we will be able to refinance our debt or enter into alternative financing plans in adequate amounts on commercially reasonable terms, terms acceptable to us or at all, or that such plans guarantee that we would be able to meet our debt obligations.

Our existing debt agreements contain financial and restrictive covenants that limit the total amount of debt that we may incur and may limit our ability to engage in other activities that we may believe are in our long-term best interests, including the disposition or acquisition of assets or other companies or the payment of dividends to our stockholders. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or prevent us from accessing additional funds under our revolving credit facility. If the maturity of our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations, and we may not be able to continue our operations as planned.

The expansion of social media platforms presents new risks and challenges that can cause damage to our brand and reputation.

There has been a marked increase in the use of social media platforms, including weblogs (or blogs), social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. The inappropriate and/or unauthorized use of such media vehicles by our clients or employees could increase our costs, cause damage to our brand, lead to litigation or result in information leakage, including the improper collection and/or dissemination of personally identifiable information of candidates and clients. In addition, negative or inaccurate posts or comments about us on any social networking platforms could damage our reputation, brand image and goodwill.

Technological advances may significantly disrupt the labor market and weaken demand for human capital at a rapid rate.

Our success is directly dependent on our customers’ demands for talent. As technology continues to evolve, more tasks currently performed by people may be replaced by automation, robotics, machine learning, artificial intelligence and other technological advances outside of our control. This trend poses a risk to the human resource industry as a whole, particularly in lower-skill job categories that may be more susceptible to such replacement.

Limited protection of our intellectual property could harm our business, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secrets, trademark and copyright law protections are adequate to deter misappropriation of our IP (which has become an important part of our business). Existing laws of some countries in which we provide services or products may offer only limited protection of our IP rights. Redressing infringements may consume significant management time and financial resources. Also, we may be unable to detect the unauthorized use of our IP and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations. We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the IP rights of third parties, and we may have infringement claims asserted against us or our clients. These claims may harm our reputation, result in financial liability and prevent us from offering some services or products.

We have invested in specialized technology and other intellectual property for which we may fail to fully recover our investment or which may become obsolete.

We have invested in developing specialized technology and IP, including proprietary systems, processes and methodologies, such as Searcher Express and KF Insight, that we believe provide us a competitive advantage in serving our current clients and winning new engagements. Many of our service and product offerings rely on specialized technology or IP that is subject to rapid change, and to the extent that this technology and IP is rendered obsolete and of no further use to us or our clients, our ability to continue offering these services, and grow our revenues, could be adversely affected. There is no assurance that we will be able to develop new, innovative or improved technology or IP or that our technology and IP will effectively compete with the IP developed by our competitors. If we are unable to develop new technology and IP or if our competitors develop better technology or IP, our revenues and results of operations could be adversely affected.

We rely heavily on our information systems and if we lose that technology, or fail to further develop our technology, our business could be harmed.

Our success depends in large part upon our ability to store, retrieve, process, manage and protect substantial amounts of information. To achieve our strategic objectives and to remain competitive, we must continue to develop and enhance our information systems. This may require the acquisition of equipment and software and the development of new proprietary software, either internally or through independent consultants. If we are unable to design, develop, implement and utilize, in a cost-effective manner, information systems that provide the capabilities necessary for us to compete effectively, or for any reason any interruption or loss of our information processing capabilities occurs, this could harm our business, results of operations and financial condition. We cannot be sure that our insurance against the effects of a disaster regarding our information technology or our disaster recovery procedures currently in place will continue to be available at reasonable prices, cover all our losses or compensate us for the possible loss of clients occurring during any period that we are unable to provide business services.

We are subject to risk as it relates to software that we license from third parties.

We license software from third parties, much of which is integral to our systems and our business. The licenses are generally terminable if we breach our obligations under the license agreements. If any of these relationships were terminated or if any of these parties were to cease doing business or cease to support the applications we currently utilize, we may be forced to spend significant time and money to replace the licensed software. However, we cannot assure you that the necessary replacements will be available on reasonable terms, if at all.

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

Cyber security vulnerabilities and incidents could lead to the improper disclosure of information obtained from our clients, candidates and employees that could result in liability and harm to our reputation.

We use information technology and other computer resources to carry out operational and marketing activities and to maintain our business records. The continued occurrence of high-profile data breaches against various entities and organizations provides evidence of an external environment that is increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies in order to protect information that we develop or that is obtained from our clients, candidates and employees. Despite these efforts, given the ongoing and increasingly sophisticated attempts to access the information of entities, our security controls over this information, our training of employees, and other practices we follow may not prevent the improper disclosure of such information. Our efforts and the costs incurred to bolster our security against attacks cannot provide absolute assurance that future data breaches will not occur. We depend on our overall reputation and brand name recognition to secure new engagements. Perceptions that we do not adequately protect the privacy of information could inhibit attaining new engagements, qualified consultants and could potentially damage currently existing client relationships.

Data security, data privacy and data protection laws such as the European Union General Data Protection Regulation, and other evolving regulations and cross-border data transfer restrictions, may limit the use of our services and adversely affect our business.

We are or may become subject to a variety of laws and regulations in the European Union (the “E.U.”) (including the E.U. General Data Protection Act and the General Data Protection Regulation, which became effective in May 2018), U.S. and abroad regarding data privacy, protection and security. As these laws continue to evolve, we may be required to make changes to our services, solutions and/or products so as to enable the Company and/or our clients to meet the new legal requirements, including by taking on more onerous obligations in our contracts, limiting our storage, transfer and processing of data and, in some cases, limiting our service and/or solution offerings in certain locations. Changes in these laws may also increase our potential exposure through significantly higher potential penalties for non-compliance. The costs of compliance with, and other burdens imposed by, such laws and regulations and client demand in this area may limit the use of, or demand for, our services, solutions and/or products, make it more difficult and costly to meet client expectations, or lead to significant fines, penalties or liabilities for noncompliance, any of which could harm our business.

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

We have completed several strategic acquisitions of businesses in the last several years, including our acquisitions of Legacy Hay in fiscal 2016 and PDI and Global Novations in fiscal 2013. Targeted acquisitions have been part of our growth strategy, and we may in the future selectively acquire businesses that are complementary to our existing service offerings. However, we cannot be certain that we will be able to continue to identify appropriate acquisition candidates or acquire them on satisfactory terms. Our ability to consummate such acquisitions on satisfactory terms will depend on:

◾	the extent to which acquisition opportunities become available;
◾	our success in bidding for the opportunities that do become available;
◾	negotiating terms that we believe are reasonable; and
◾	regulatory approval, if required.

Our ability to make strategic acquisitions may also be conditioned on our ability to fund such acquisitions through the incurrence of debt or the issuance of equity. Our credit agreement dated as of June 15, 2016 limits us from consummating permitted acquisitions unless we are in compliance with our pro forma financial covenants, our pro forma leverage ratio is no greater than 2.50 to 1.00, and domestic liquidity after giving effect to the acquisition is at least $50.0 million. If we are required to incur substantial indebtedness in connection with an acquisition, and the results of the acquisition are not favorable, the increased indebtedness could decrease the value of our equity. In addition, if we need to issue additional equity to consummate an acquisition, doing so would cause dilution to existing stockholders.

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

Anti-takeover provisions in our Certificate of Incorporation, our Bylaws and under Delaware law make it more difficult and expensive for us to be acquired in a transaction that is not approved by our Board of Directors. Some of the provisions in our Certificate of Incorporation and Bylaws include:

◾	limitations on stockholder actions;

◾	advance notification requirements for director nominations and actions to be taken at stockholder meetings; and
◾	the ability to issue one or more series of preferred stock by action of our Board of Directors.

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

Our future success may depend in part on our ability to complete the integration of acquisition targets successfully into our operations. The process of integrating an acquired business may subject us to a number of risks, including:

◾	diversion of management attention;
◾	amortization of intangible assets, adversely affecting our reported results of operations;
◾	inability to retain and/or integrate the management, key personnel and other employees of the acquired business;
◾	inability to properly integrate businesses resulting in operating inefficiencies;
◾	inability to establish uniform standards, disclosure controls and procedures, internal control over financial reporting and other systems, procedures and policies in a timely manner;
◾	inability to retain the acquired company’s clients;
◾	exposure to legal claims for activities of the acquired business prior to acquisition; and
◾	incurrence of additional expenses in connection with the integration process.

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

Businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions, and the related integration, could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of April 30, 2018, goodwill and purchased intangibles accounted for approximately 26% and 9%, respectively, of our total assets. Under U.S. GAAP, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. As discussed above, in connection with the Plan, the Company intends to offer all of the Company’s current products and services using the “Korn Ferry” name, branding and trademarks, and sunset all sub-brands, including Futurestep, Hay Group and Lominger, among others. The Hay Group and Lominger brands came to the Company through acquisitions and, in connection with the accounting for those acquisitions, $106 million of the purchase price was allocated to indefinite lived tradename intangible assets. On June 12, 2018, the Company concluded that as a result of the decision to discontinue the use of such sub-brands in the near term, the Company will be required under U.S. generally accepted accounting principles to record in the first quarter of fiscal 2019 a one-time, non-cash intangible asset impairment charge of $106 million, or $79 million on an after-tax basis. The discontinuation of such brands and resulting impairment charge could adversely affect our business. Further, although we have to date determined that none of our other assets have been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

An impairment in the carrying value of goodwill and other intangible assets could negatively impact our consolidated results of operations and net worth.

Goodwill is initially recorded as the excess of amounts paid over the fair value of net assets acquired. While goodwill is not amortized, it is reviewed for impairment at least annually or more frequently if impairment indicators are present. In assessing the carrying value of goodwill, we make qualitative and quantitative assumptions and estimates about revenues, operating margins, growth rates and discount rates based on our business plans, economic projections, anticipated future cash flows and marketplace data. There are inherent uncertainties related to these factors and management’s judgment in applying these factors. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit and a market approach. We could be required to evaluate the carrying value of goodwill prior to the annual assessment if we experience unexpected, significant declines in operating results or sustained market capitalization declines. These types of events and the resulting analyses could result in goodwill impairment charges in the future. Impairment charges, such as the impairment charge that we will be required to record in the first quarter of fiscal 2019 related to the discontinuation of the Hay Group and Lominger brands, could substantially affect our results of operations and net worth in the periods of such charges.

We are a cyclical Company whose performance is tied to local and global economic conditions.

Demand for our services is affected by global economic conditions and the general level of economic activity in the geographic regions and industries in which we operate. When conditions in the global economy, including the credit markets deteriorate, or economic activity slows, many companies hire fewer permanent employees and some companies, as a cost-saving measure, choose to rely on their own human resources departments rather than third-party search firms to find talent, and under these conditions, companies may cut back on human resource initiatives, all of which negatively affects our financial condition and results of operations. We may also experience more competitive pricing pressure during periods of economic decline. If the geopolitical uncertainties result in a reduction in business confidence, if the national or global economy or credit market conditions in general deteriorate, or if the unemployment rate increases, such uncertainty or changes could put negative pressure on demand for our services and our pricing, resulting in lower cash flows and a negative effect on our business, financial condition and results of operations. In addition, some of our clients may experience reduced access to credit and lower revenues resulting in their inability to meet their payment obligations to us.

We face risks associated with social and political instability, legal requirements and economic conditions in our international operations.

We operate in 52 countries and, during the year ended April 30, 2018, generated 56% of our fee revenue from operations outside of the U.S. We are exposed to the risk of changes in social, political, legal and economic conditions inherent in international operations. Examples of risks inherent in transacting business worldwide that we are exposed to include:

◾	uncertainties and instability in economic and market conditions caused by the United Kingdom’s (the “U.K.”) vote to exit the E.U. (“Brexit”);
◾	uncertainty regarding how the U.K.’s access to the E.U. Single Market and the wider trading, legal, regulatory and labor environments, especially in the U.K. and E.U., will be impacted by Brexit, including the resulting impact on our business and that of our clients;

◾	changes in and compliance with applicable laws and regulatory requirements, including U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act of 1977 and sanctions programs administered by the U.S. Department of the Treasury Office of Foreign Assets Control, and similar foreign laws such as the U.K. Bribery Act, as well as the fact that many countries have legal systems, local laws and trade practices that are unsettled and evolving, and/or commercial laws that are vague and/or inconsistently applied;
◾	difficulties in staffing and managing global operations, which could impact our ability to maintain an effective system of internal control;
◾	difficulties in building and maintaining a competitive presence in existing and new markets;
◾	social, economic and political instability;
◾	differences in cultures and business practices;
◾	statutory equity requirements;
◾	differences in accounting and reporting requirements;
◾	repatriation controls;
◾	differences in labor and market conditions;
◾	potential adverse tax consequences;
◾	multiple regulations concerning pay rates, benefits, vacation, statutory holiday pay, workers’ compensation, union membership, termination pay, the termination of employment, and other employment laws; and
◾	the introduction of greater uncertainty with respect to trade policies, tariffs and government regulation affecting trade between the U.S. and other countries.

We cannot ensure that one or more of these factors will not harm our business, financial condition or results of operations.

You may not receive the level of dividends provided for in the dividend policy our Board of Directors has adopted or any dividends at all.

We are not obligated to pay dividends on our common stock. Our Board of Directors adopted a dividend policy on December 8, 2014, that reflects an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share of common stock. Although the Company paid our first dividend under this program on April 9, 2015 and has declared a quarterly dividend every quarter since the adoption of the dividend policy, the declaration and payment of all future dividends to holders of our common stock are subject to the discretion of our Board of Directors, which may amend, revoke or suspend our dividend policy at any time and for any reason, including earnings, capital requirements, financial conditions and other factors our Board of Directors may deem relevant. The terms of our indebtedness may also restrict us from paying cash dividends on our common stock under certain circumstances. See below “—Our ability to pay dividends will be restricted by agreements governing our debt, including our credit agreement, and by Delaware law.”

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

Our credit agreement restricts our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” where we describe the terms of our indebtedness, including provisions limiting our ability to declare and pay dividends. As a result of such restrictions, we may be limited in our ability to pay dividends unless we amend our credit agreement or otherwise obtain a waiver from our lenders. In addition, as a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our senior credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner or entirely our ability to pay dividends to you.

Additionally, under the DGCL, our Board of Directors may not authorize payment of a dividend unless it is either paid out of surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

We may be subject to the actions of activist shareholders.

Our Board of Directors and management team are committed to acting in the best interest of all of our shareholders. We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. Activist shareholders who disagree with the composition of the Board of Directors, our strategy or the way the Company is managed may seek to effect change through various strategies and channels. Responding to shareholder activism can be costly and time-consuming, disrupt our operations, and divert the attention of management and our employees from our strategic initiatives. Activist campaigns can create perceived uncertainties as to our future direction, strategy, or leadership and may result in the loss of potential business opportunities, harm our ability to attract new employees, investors, and customers, and cause our stock price to experience periods of volatility or stagnation.

Our business could be disrupted as a result of actions of certain stockholders.

If any of our stockholders commence a proxy contest, advocate for change, make public statements critical of our performance or business, or engage in other similar activities, then our business could be adversely affected because we may have difficulty attracting and retaining clients due to perceived uncertainties as to our future direction and negative public statements about our business; responding to proxy contests and other similar actions by stockholders is likely to result in us incurring substantial additional costs and significantly divert the attention of management and our employees; and, if individuals are elected to our Board with a specific agenda, the execution of our strategic plan may be disrupted or a new strategic plan altogether may be implemented, which could have a material adverse impact on our business, financial condition or results of operations. Further, any of these matters or any such actions by stockholders may impact and result in volatility of the price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate office is located in Los Angeles, California. We lease our corporate office and all 105 of our Executive Search, Hay Group, and Futurestep offices located in North America, EMEA, Asia Pacific and Latin America. As of April 30, 2018, we leased an aggregate of approximately 1.3 million square feet of office space. The leases generally have remaining terms of one to 12 years and contain customary terms and conditions. We believe that our facilities are adequate for our current needs and we do not anticipate any difficulty replacing such facilities or locating additional facilities to accommodate any future growth.

Item 3. Legal Proceedings

From time to time, we are involved in litigation both as a plaintiff and a defendant, relating to claims arising out of our operations. As of the date of this report, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Name	Age as of April 30, 2018	Position

Gary D. Burnison	57	President and Chief Executive Officer
Robert P. Rozek	57	Executive Vice President, Chief Financial Officer and Chief Corporate Officer
Mark Arian	57	Chief Executive Officer, Hay Group
Byrne Mulrooney	57	Chief Executive Officer, Futurestep

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

Mark Arian joined the Company as Chief Executive Officer of Korn Ferry’s Hay Group segment in April 2017. Prior to Korn Ferry, Mr. Arian served as a Managing Principal at Ernst and Young LLP, a multinational professional services firm that provides audit, tax, business risk, technology and security risk services, and human capital services worldwide, from March 2014 until March of 2017. In that capacity, he led the People Advisory Services—Financial Services Sector, and his responsibilities included commercial, people and key account leadership. Between 2008 and 2014, Mr. Arian held various leadership positions at AON and AON Hewitt, a provider of insurance, reinsurance, human capital and management consulting services, serving as an Executive Vice President and leading its strategic Mergers and Acquisitions (“M&A”) and business transformation offering globally. Mr. Arian has also held various leadership positions at Towers Perrin (now Wills Towers Watson) including serving as the Global M&A and Global Change Management leader, and Hewitt Associates, where Mr. Arian built and led the Corporate Restructuring and Change Practice. Mr. Arian is a graduate of Duke University and holds a juris doctorate from Columbia University.

Byrne Mulrooney joined the Company in April 2010 as Chief Executive Officer of Futurestep. Prior to joining Korn Ferry, he was President and Chief Operating Officer of Flynn Transportation Services, a third-party logistics company, from 2007 to 2010. Prior to that, he led Spherion’s workforce solutions business in North America, which provides workforce solutions in professional services and general staffing, including recruitment process outsourcing and managed services, from 2003 to 2007. Mr. Mulrooney held executive positions for almost 20 years at EDS and IBM in client services, sales, marketing and operations. Mr. Mulrooney is a graduate of Villanova University in Pennsylvania. He holds a master’s degree in management from Northwestern University’s J.L. Kellogg Graduate School of Management.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is listed on the New York Stock Exchange under the symbol ‘KFY’. The following table sets forth the high and low sales price per share of the common stock for the periods indicated, as reported on the New York Stock Exchange:

	High	Low
Fiscal Year Ended April 30, 2018
First Quarter	$36.07	$31.19
Second Quarter	$42.34	$31.53
Third Quarter	$45.26	$39.93
Fourth Quarter	$55.45	$38.53
Fiscal Year Ended April 30, 2017
First Quarter	$30.78	$18.57
Second Quarter	$24.85	$19.94
Third Quarter	$31.53	$19.95
Fourth Quarter	$33.14	$27.47

On June 21, 2018, the last reported sales price on the New York Stock Exchange for the Company’s common stock, was $63.94 per share and there were approximately 18,525 beneficial stockholders of the Company’s common stock.

Performance Graph

We have presented below a graph comparing the cumulative total stockholder return on the Company’s shares with the cumulative total stockholder return on (1) the Standard & Poor’s 500 Stock Index and (2) a company-established peer group. Cumulative total return for each of the periods shown in the performance graph is measured assuming an initial investment of $100 on April 30, 2013 and the reinvestment of any dividends paid by the Company and any company in the peer group on the date the dividends were paid.

Our peer group is comprised of a broad number of publicly traded companies, which are principally or in significant part involved in either professional staffing or consulting. The peer group is comprised of the following 14 companies: CBIZ, Inc. (CBZ), FTI Consulting, Inc. (FCN), Heidrick & Struggles International, Inc. (HSII), Huron Consulting Group Inc. (HURN), ICF International, Inc. (ICFI), Insperity, Inc. (NSP), Kelly Services, Inc. (KELYA), Kforce Inc. (KFRC), Navigant Consulting, Inc. (NCI), Resources Connection, Inc. (RECN), Robert Half International, Inc. (RHI), The Dun & Bradstreet Corporation (DNB), Willis Towers Watson (WLTW) and TrueBlue, Inc. (TBI). We believe this group of professional services firms, is reflective of similar sized companies in terms of our market capitalization, revenue or profitability, and therefore provides a more meaningful comparison of stock performance. The returns of each company have been weighted according to their respective stock market capitalization at the beginning of each measurement period for purposes of arriving at a peer group average.

The stock price performance depicted in this graph is not necessarily indicative of future price performance. This graph will not be deemed to be incorporated by reference by any general statement incorporating this Annual Report on Form 10-K into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or deemed filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN(*)

Among Korn/Ferry International, the S&P 500 Index, and a Peer Group

Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

(*)	$100 invested on April 30, 2013 in stock or index, including reinvestment of dividends. Fiscal year ended April 30, 2018.

Capital Allocation Approach

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s first priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic accretive M&A transactions that earn a return superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the planned return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below under “Dividends” and in more detail in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

Dividends

On December 8, 2014, the Board of Directors adopted a dividend policy, reflecting an intention to distribute to our stockholders a regular quarterly cash dividend of $0.10 per share. In fiscal 2017, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
June 15, 2016	$0.10	June 27, 2016	$5,909	July 15, 2016

September 7, 2016	$0.10	September 26, 2016	$5,841	October 14, 2016

December 6, 2016	$0.10	December 20, 2016	$5,796	January 17, 2017

March 6, 2017	$0.10	March 23, 2017	$5,772	April 14, 2017

In fiscal 2018, the Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
June 20, 2017	$0.10	June 30, 2017	$5,823	July 14, 2017

September 5, 2017	$0.10	September 27, 2017	$5,714	October 13, 2017

December 6, 2017	$0.10	December 20, 2017	$5,705	January 12, 2018

March 5, 2018	$0.10	March 26, 2018	$5,713	April 13, 2018

The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board of Directors may amend, revoke or suspend the dividend policy at any time and for any reason.

Our senior secured revolving credit agreement, dated June 15, 2016, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio, defined as, the ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million.

Stock Repurchase Program

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. During the second quarter of fiscal 2017, the Company began to repurchase shares through this program. The Company repurchased approximately $33.1 million and $28.8 million of the Company’s common stock during fiscal 2018 and 2017, respectively. Any decision to execute on our stock repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our credit agreement permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma leverage ratio is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including undrawn amounts on our revolving credit facility.

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the fourth quarter of fiscal 2018:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased under the Programs (2)
February 1, 2018 — February 28, 2018	—	$—	—	$88.6 million
March 1, 2018 — March 31, 2018	2,168	$41.85	—	$88.6 million
April 1, 2018 — April 30, 2018	10,897	$50.46	10,000	$88.1 million

Total	13,065	$49.04	10,000

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)	On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $0.5 million of the Company’s common stock under the program during the fourth quarter of fiscal 2018.

Item 6. Selected Financial Data

The following selected financial data are qualified by reference to, and should be read together with, our “Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected statements of income data set forth below for the fiscal years ended April 30, 2018, 2017 and 2016 and the selected balance sheets data as of April 30, 2018 and 2017 are derived from our audited consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K. The selected balance sheets data as of April 30, 2016, 2015 and 2014 and the selected statements of income data set forth below for the fiscal years ended April 30, 2015 and 2014 are derived from audited consolidated financial statements and notes thereto which are not included in this Annual Report on Form 10-K.

	Year Ended April 30,
	2018	2017	2016 (1)	2015 (2)	2014
	(in thousands, except per share data and other operating data)
Selected Consolidated Statements of Income Data:
Fee revenue	$1,767,217	$1,565,521	$1,292,112	$1,028,152	$960,301
Reimbursed out-of-pocket engagement expenses	52,302	56,148	54,602	37,914	35,258

Total revenue	1,819,519	1,621,669	1,346,714	1,066,066	995,559
Compensation and benefits	1,203,619	1,071,507	897,345	691,450	646,889
General and administrative expenses	237,390	226,232	213,018	145,917	152,040
Reimbursed expenses	52,302	56,148	54,602	37,914	35,258
Cost of services	73,658	71,482	59,824	39,692	39,910
Depreciation and amortization	48,588	47,260	36,220	27,597	26,172
Restructuring charges, net (3)	78	34,600	33,013	9,468	3,682

Total operating expenses	1,615,635	1,507,229	1,294,022	952,038	903,951

Operating income	203,884	114,440	52,692	114,028	91,608
Other income (loss), net	11,525	11,820	(4,167)	7,458	9,769
Interest (expense) income, net	(9,676)	(10,251)	237	(1,784)	(2,363)
Equity in earnings of unconsolidated subsidiaries, net	297	333	1,631	2,181	2,169
Income tax provision	70,133	29,104	18,960	33,526	28,492

Net income	135,897	87,238	31,433	88,357	72,691
Net income attributable to noncontrolling interest	(2,118)	(3,057)	(520)	—	—

Net income attributable to Korn/Ferry International	$133,779	$84,181	$30,913	$88,357	$72,691

Basic earnings per share	$2.39	$1.48	$0.58	$1.78	$1.51
Diluted earnings per share	$2.35	$1.47	$0.58	$1.76	$1.48
Basic weighted average common shares outstanding	55,426	56,205	52,372	49,052	48,162
Diluted weighted average common shares outstanding	56,254	56,900	52,929	49,766	49,145
Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.10	$—
Other Operating Data:
Fee revenue by business segment:
Executive search:
North America	$408,098	$356,625	$371,345	$330,634	$306,768
EMEA	173,725	146,506	144,319	153,465	147,917
Asia Pacific	96,595	80,169	80,506	84,148	84,816
Latin America	30,624	34,376	26,744	29,160	29,374

Total executive search	709,042	617,676	622,914	597,407	568,875
Hay Group	785,013	724,186	471,145	267,018	254,636
Futurestep	273,162	223,659	198,053	163,727	136,790

Total fee revenue	$1,767,217	$1,565,521	$1,292,112	$1,028,152	$960,301

	Year Ended April 30,
	2018	2017	2016 (1)	2015 (2)	2014
	(in thousands, except per share data and other operating data)
Number of offices (at period end) (4)	106	114	150	78	84
Number of consultants (at period end)	1,392	1,330	1,164	694	646
Number of new engagements opened	9,307	8,126	7,430	6,755	6,483
Number of full-time employees:
Executive search	1,865	1,791	1,682	1,562	1,566
Hay Group	3,454	3,598	3,626	894	794
Futurestep	2,188	1,710	1,530	1,147	958
Corporate	136	133	109	84	78

Total full-time employees	7,643	7,232	6,947	3,687	3,396

Selected Consolidated Balance Sheets Data as of April 30:
Cash and cash equivalents	$520,848	$410,882	$273,252	$380,838	$333,717
Marketable securities (5)	137,085	119,937	141,430	144,576	134,559
Working capital	455,799	385,095	188,010	331,148	270,535
Total assets	2,287,914	2,062,898	1,898,600	1,317,801	1,233,666
Long-term obligations	509,839	517,271	375,035	196,542	191,197
Total stockholders’ equity	1,219,615	1,087,048	1,047,301	815,249	755,536

(1)	Due to the acquisition of Legacy Hay on December 1, 2015, which accounted for $186.8 million and $740.2 million of fee revenue and total assets, respectively, during fiscal 2016, financial data trends for fiscal 2016 are not comparable to prior periods. See Note 12—Acquisitions, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K for discussion of fiscal 2016 acquisitions.
(2)	Due to the acquisition of Pivot Leadership on March 1, 2015, which accounted for $3.7 million and $20.0 million of fee revenue and total assets, respectively, during fiscal 2015, financial data trends for fiscal 2015 are not comparable to the prior period.
(3)	During fiscal 2018 and 2017, the Company continued to implement the fiscal 2016 restructuring plan in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating office space. This resulted in restructuring charges of $0.1 million and $34.6 million in fiscal 2018 and 2017, respectively. Of the amount recorded in restructuring charges in fiscal 2017, $16.0 million related to severance and $18.6 million related to consolidation of office spaces. In fiscal 2016, the Company implemented a restructuring plan in order to rationalize its cost structure by eliminating redundant positions and consolidating office space due to the acquisition of Legacy Hay on December 1, 2015. As a result, we recorded $33.0 million in restructuring charges, of which $32.1 million related to severance and $0.9 million related to consolidation and abandonment of premises. In fiscal 2015, the Company took actions to rationalize its cost structure as a result of efficiencies obtained from prior year technology investments that enabled further integration of the legacy business and the acquisitions (PDI and Global Novations), as well as other cost saving initiatives. As a result, we recorded $9.2 million of severance and $0.3 million relating to the consolidation/abandonment of premises. In fiscal 2014, the Company continued the implementation of the fiscal 2013 restructuring plan in order to integrate the prior year acquisitions by consolidating and eliminating certain redundant office space around the world and by continuing to consolidate certain overhead functions. As a result, we recorded $0.8 million of severance and $2.9 million related to the consolidation of premises.
(4)	The number of offices decreased by eight as of April 30, 2018 compared to April 30, 2017 and 36 as of April 30, 2017 compared to April 30, 2016, due to the continued implementation of the 2016 restructuring plan.
(5)	As of April 30, 2018, 2017, 2016, 2015, and 2014, the Company’s marketable securities included $137.1 million, $119.9 million, $141.4 million, $131.4 million, and $116.2 million, respectively, held in trust for settlement of the Company’s obligations under certain of its deferred compensation plans. See Note 5—Financial Instruments in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, the expected timing of the consummation of the Plan and the KF Merger, the impact of the rebranding on the Company’s products and services, the costs of the Plan and the KF Merger, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, consolidation in industries, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, limited protection of our IP, our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the effects of the Tax Cuts and Jobs Act (the “Tax Act”) on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A included in this Annual Report on Form 10-K. Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date of this Annual Report on Form 10-K and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

The following presentation of management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. Our services include Executive Search, advisory solutions and products through Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Futurestep. The Company also operates a Corporate segment to record global expenses of the Company. Approximately 69% of the executive searches we performed in fiscal 2018 were for board level, chief executive and other senior executive and general management positions. Our 3,773 search engagement clients in fiscal 2018 included many of the world’s largest and most prestigious public and private companies. We have built strong client loyalty, with 88% of assignments performed during fiscal 2018 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

Superior performance comes from having the right conditions for success in two key areas—the organization and its people. Organizational conditions encourage people to put forth their best effort and invest their energy towards achieving the organization’s purpose. We can help operationalize a client’s complete strategy or address any combination of five broad categories:

Organizational Strategy

We map talent strategy to business strategy by designing operating models and organizational structures that align to them, helping organizations put their plans into action. We make sure they have the right people, in the right roles, engaged and enabled to do the right things.

Assessment and Succession

We provide actionable, research-backed insights that allow organizations to understand the true capabilities of their people so they can make decisions that ensure the right leaders are ready—when and where they are needed—in the future.

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

Rewards and Benefits	We help organizations align reward with strategy. We help them pay their people fairly for doing the right things—with rewards they value—at a cost the organization can afford.

The Company currently operates through three business segments: Executive Search, Hay Group and Futurestep. See Note 11—Business Segments, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K, for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). For fiscal 2017 and 2016, Adjusted EBITDA includes a deferred revenue adjustment related to the Legacy Hay acquisition, reflecting revenue that Hay Group would have realized if not for business combination accounting that requires a company to record the acquisition balance sheet at fair value and write-off deferred revenue where no future services are required to be performed to earn that revenue. For fiscal 2018, management no longer has adjusted fee revenue.

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

Fee revenue was $1,767.2 million during fiscal 2018, an increase of $201.7 million, or 13%, compared to $1,565.5 million in fiscal 2017, with increases in fee revenue in all business segments. During fiscal 2018, we recorded operating income of $203.9 million with Executive Search, Hay Group and Futurestep segments contributing $149.3 million, $100.9 million and $39.4 million, respectively, offset by Corporate expenses of $85.7 million. Net income attributable to Korn Ferry increased $49.6 million during fiscal 2018 to $133.8 million from $84.2 million in fiscal 2017. Adjusted EBITDA was $273.8 million, an increase of $38.8 million during fiscal 2018, from Adjusted EBITDA of $235.0 million in the year-ago period. During fiscal 2018, Executive Search, Hay Group and Futurestep segments contributed $158.9 million, $142.0 million and $42.6 million, respectively, offset by Corporate expenses net of other income of $69.7 million.

Our cash, cash equivalents and marketable securities increased $127.1 million to $657.9 million at April 30, 2018, compared to $530.8 million at April 30, 2017. This increase was mainly due to cash provided by operating activities, offset by bonuses earned in fiscal 2017 and paid during fiscal 2018, sign-on and retention payments, stock repurchases in the open market, payments for the purchase of property and equipment, dividends paid during fiscal 2018 and principal payments on our term loan. As of April 30, 2018, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $127.1 million and a fair value of $137.1 million. Our vested obligations for which these assets were held in trust totaled $118.2 million as of April 30, 2018 and our unvested obligations totaled $29.5 million.

Our working capital increased by $70.7 million to $455.8 million in fiscal 2018. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with the Legacy Hay acquisition, the retention pool obligations pursuant to the Legacy Hay acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at April 30, 2018 and 2017. As of April 30, 2018 and 2017, there was $2.9 million and $3.0 million, respectively, of standby letters of credit issued under our long-term debt arrangements. We had a total of $7.4 million and $8.1 million of standby letters of credits with other financial institutions as of April 30, 2018 and 2017, respectively.

On June 12, 2018, the Company’s Board of Directors approved a plan (the “Plan”) to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain of the Company’s legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. In connection with the Plan, the Company intends to sunset all sub-brands, including Futurestep, Hay Group and Lominger, among others. The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions. The Hay Group back office was fully integrated as of the beginning of fiscal 2018 and the Company then focused on its integrated go-to-market activities. This integrated go-to-market approach was a key driver in the 13% fee revenue growth in fiscal 2018, which led to the decision to further integrate our go-to-market activities under one master brand – Korn Ferry. In the near term the Company will discontinue the use of all sub-brands. While the rebranding will not impact the Company’s segment financial reporting, starting in the first quarter of fiscal

2019, the Company will rename its Hay Group segment as “Korn Ferry Advisory“ and its Futurestep segment as “Korn Ferry RPO and Professional Search.” The Company’s Executive Search segment will remain unchanged. In connection with the Plan, the Company also intends to pursue a holding company reorganization which is discussed in further detail in Item 1. Business in this Annual Report on Form 10-K.

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

Revenue Recognition. Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of product services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. We generally recognize such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides recruitment process outsourcing services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group is recognized as services are rendered for consulting engagements and other time-based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, we accrue or defer revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, we are obligated to provide the licensee with access to any updates to the underlying intellectual property (“IP”) that are made by us during the term of the license. Once the term of the agreement expires, the client’s right to access or use the IP expires and we have no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since our only obligation is to provide the client access to the IP but is not obligated to provide maintenance, support, updates or upgrades. Products sold by us mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. We recognize revenue for products when the product has been sold or shipped in the case of books. Furthermore, a provision for doubtful accounts on recognized revenue is established with a charge to general and administrative expenses based on historical loss experience, assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered.

Annual Performance Related Bonuses. Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Hay Group and Futurestep consultants), the level of engagements referred by a consultant in one line of business to a different line of business, our performance including profitability, competitive forces and future economic conditions and their impact on our results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter we reevaluate the assumptions used to estimate annual performance related bonus liability and adjust the carrying amount of the liability recorded on the consolidated balance sheets and report any changes in the estimate in current operations. Because annual performance-based bonuses are communicated and paid only after we report our full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined.

Deferred Compensation. Estimating deferred compensation requires assumptions regarding the timing and probability of payments of benefits to participants and the discount rate. Changes in these assumptions could significantly impact the liability and related cost on our consolidated balance sheets and statements of income, respectively. For certain deferred compensation plans, management engages an independent actuary to periodically review these assumptions in order to confirm that they reflect the population and economics of our deferred compensation plans in all material respects and to assist us in estimating our deferred compensation liability and the related cost. The actuarial assumptions we use may differ from actual results due to changing market conditions or changes in the participant population. These differences could have a significant impact on our deferred compensation liability and the related cost.

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

Of the assets mentioned above, goodwill is the largest asset requiring a valuation. Fair value of goodwill for purposes of the goodwill impairment test is determined utilizing (1) a discounted cash flow analysis based on forecasted cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted-average cost of capital for market participants and (2) a market approach, utilizing observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). We also reconcile the results of these analyses to its market capitalization. If the carrying amount of a reporting unit exceeds its estimated fair value, goodwill is considered potentially impaired and further tests are performed to measure the amount of impairment loss, if any. We recorded no goodwill impairment in conjunction with our annual goodwill impairment assessment performed as of January 31, 2018. While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions of the future. As of our testing date, the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2018 that would have required further testing.

Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units may include such items as follows:

◾	A prolonged downturn in the business environment in which the reporting units operate;
◾	An economic climate that significantly differs from our future profitability assumptions in timing or degree;
◾	The deterioration of the labor markets; and
◾	Volatility in equity and debt markets.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

	Year Ended April 30,
	2018	2017	2016
Fee revenue	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	3.0	3.6	4.2

Total revenue	103.0	103.6	104.2
Compensation and benefits	68.1	68.4	69.4
General and administrative expenses	13.4	14.5	16.5
Reimbursed expenses	3.0	3.6	4.2
Cost of services	4.2	4.6	4.6
Depreciation and amortization	2.8	3.0	2.8
Restructuring charges, net	—	2.2	2.6

Operating income	11.5	7.3	4.1

Net income	7.7%	5.6%	2.4%

Net income attributable to Korn/Ferry International	7.6%	5.4%	2.4%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Year Ended April 30,
	2018		2017		2016
	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$408,098	23.1%	$356,625	22.8%	$371,345	28.7%
EMEA	173,725	9.8	146,506	9.4	144,319	11.2
Asia Pacific	96,595	5.5	80,169	5.1	80,506	6.2
Latin America	30,624	1.7	34,376	2.2	26,744	2.1

Total Executive Search	709,042	40.1	617,676	39.5	622,914	48.2
Hay Group	785,013	44.4	724,186	46.3	471,145	36.5
Futurestep	273,162	15.5	223,659	14.3	198,053	15.3

Total fee revenue	1,767,217	100.0%	1,565,521	100.0%	1,292,112	100.0%

Reimbursed out-of-pocket engagement expense	52,302		56,148		54,602

Total revenue	$1,819,519		$1,621,669		$1,346,714

	Year Ended April 30,
	2018		2017		2016
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive Search:
North America	$100,037	24.5%	$81,550	22.9%	$100,381	27.0%
EMEA	26,768	15.4	27,854	19.0	20,607	14.3
Asia Pacific	18,425	19.1	8,580	10.7	12,572	15.6
Latin America	4,022	13.1	6,268	18.2	(1,854)	(6.9)

Total Executive Search	149,252	21.0	124,252	20.1	131,706	21.1
Hay Group	100,939	12.9	47,302	6.5	(3,415)	(0.7)
Futurestep	39,363	14.4	29,986	13.4	26,702	13.5
Corporate	(85,670)		(87,100)		(102,301)

Total operating income	$203,884	11.5%	$114,440	7.3%	$52,692	4.1%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Year Ended April 30, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$408,098	$173,725	$96,595	$30,624	$709,042	$785,013	$273,162	$—	$1,767,217
Total revenue	$421,260	$177,234	$98,062	$30,717	$727,273	$801,005	$291,241	$—	$1,819,519

Net income attributable to Korn/Ferry International									$133,779
Net income attributable to noncontrolling interest									2,118
Other income, net									(11,525)
Interest expense, net									9,676
Equity in earnings of unconsolidated subsidiaries, net									(297)
Income tax provision									70,133

Operating income (loss)	$100,037	$26,768	$18,425	$4,022	$149,252	$100,939	$39,363	$(85,670)	$203,884
Depreciation and amortization	3,930	1,689	1,408	455	7,482	31,527	3,054	6,525	48,588
Other income, net	845	168	373	181	1,567	599	152	9,207	11,525
Equity in earnings of unconsolidated subsidiaries, net	297	—	—	—	297	—	—	—	297

EBITDA	105,109	28,625	20,206	4,658	158,598	133,065	42,569	(69,938)	264,294

Restructuring charges, net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	9,151	—	279	9,430

Adjusted EBITDA	$105,109	$28,625	$20,519	$4,658	$158,911	$141,975	$42,575	$(69,659)	$273,802

Operating margin	24.5%	15.4%	19.1%	13.1%	21.0%	12.9%	14.4%		11.5%

Adjusted EBITDA margin	25.8%	16.5%	21.2%	15.2%	22.4%	18.1%	15.6%		15.5%

	Year Ended April 30, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$724,186	$223,659	$—	$1,565,521
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$727,721	$223,659	$—	$1,569,056

Total revenue	$369,803	$150,113	$81,744	$34,533	$636,193	$741,533	$243,943	$—	$1,621,669

Net income attributable to Korn/Ferry International									$84,181
Net income attributable to noncontrolling interest									3,057
Other income, net									(11,820)
Interest expense, net									10,251
Equity in earnings of unconsolidated subsidiaries, net									(333)
Income tax provision									29,104

Operating income (loss)	$81,550	$27,854	$8,580	$6,268	$124,252	$47,302	$29,986	$(87,100)	$114,440
Depreciation and amortization	3,812	1,030	1,060	483	6,385	32,262	2,818	5,795	47,260
Other income (loss), net	844	(15)	300	684	1,813	341	(91)	9,757	11,820
Equity in earnings of unconsolidated subsidiaries, net	333	—	—	—	333	—	—	—	333

EBITDA	86,539	28,869	9,940	7,435	132,783	79,905	32,713	(71,548)	173,853

Restructuring charges, net	1,719	629	1,495	773	4,616	29,663	101	220	34,600
Integration/acquisition costs	—	—	—	—	—	14,440	—	7,939	22,379
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535
Separation costs	—	—	—	—	—	609	—	—	609

Adjusted EBITDA	$88,258	$29,498	$11,435	$8,208	$137,399	$128,152	$32,814	$(63,389)	$234,976

Operating margin	22.9%	19.0%	10.7%	18.2%	20.1%	6.5%	13.4%		7.3%

Adjusted EBITDA margin	24.7%	20.1%	14.3%	23.9%	22.2%	17.6%	14.7%		15.0%

	Year Ended April 30, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$471,145	$198,053	$—	$1,292,112
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967

Adjusted fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$482,112	$198,053	$—	$1,303,079

Total revenue	$386,256	$148,285	$83,206	$26,781	$644,528	$488,217	$213,969	$—	$1,346,714

Net income attributable to Korn/Ferry International									$30,913
Net income attributable to noncontrolling interest									520
Other loss, net									4,167
Interest income, net									(237)
Equity in earnings of unconsolidated subsidiaries, net									(1,631)
Income tax provision									18,960

Operating income (loss)	$100,381	$20,607	$12,572	$(1,854)	$131,706	$(3,415)	$26,702	$(102,301)	$52,692
Depreciation and amortization	3,267	1,029	941	312	5,549	21,854	2,386	6,431	36,220
Other (loss) income, net	(147)	433	21	312	619	(868)	364	(4,282)	(4,167)
Equity in earnings of unconsolidated subsidiaries, net	437	—	—	—	437	—	—	1,194	1,631

EBITDA	103,938	22,069	13,534	(1,230)	138,311	17,571	29,452	(98,958)	86,376

Restructuring charges, net	499	5,807	577	322	7,205	25,682	49	77	33,013
Integration/acquisition costs	—	—	—	—	—	17,607	—	27,802	45,409
Venezuelan foreign currency loss	—	—	—	6,635	6,635	7,085	—	—	13,720
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$104,437	$27,876	$14,111	$5,727	$152,151	$78,912	$29,501	$(70,335)	$190,229

Operating margin	27.0%	14.3%	15.6%	(6.9)%	21.1%	(0.7)%	13.5%		4.1%

Adjusted EBITDA margin	28.1%	19.3%	17.5%	21.4%	24.4%	16.4%	14.9%		14.6%

Fiscal 2018 Compared to Fiscal 2017

Fee Revenue

Fee Revenue. Fee revenue went up by $201.7 million, or 13%, to $1,767.2 million in fiscal 2018 compared to $1,565.5 million in fiscal 2017. Exchange rates favorably impacted fee revenue by $35.3 million, or 2%, in fiscal 2018 compared to the year-ago period. The higher fee revenue was attributable to organic growth in all lines of business.

Executive Search. Executive Search reported fee revenue of $709.0 million, an increase of $91.3 million, or 15%, in fiscal 2018 compared to $617.7 million in the year-ago period. As detailed below, Executive Search fee revenue was higher in North America, EMEA and Asia Pacific, partially offset by lower fee revenue in the Latin America region in fiscal 2018 as compared to fiscal 2017. The higher fee revenue in Executive Search was mainly due to a 9% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) during fiscal 2018 compared to the year-ago period. Exchange rates favorably impacted fee revenue by $12.3 million, or 2%, in fiscal 2018, compared to the year-ago period.

North America reported fee revenue of $408.1 million, an increase of $51.5 million, or 14%, in fiscal 2018 compared to $356.6 million in the year-ago period. North America’s fee revenue was higher due to an 11% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) during fiscal 2018 compared to the year-ago period. All business sectors contributed to the growth in fee revenue in fiscal 2018 as compared to fiscal 2017, with industrial, technology and financial services contributing the most. The effect of exchange rates on fee revenue was minimal in fiscal 2018, compared to the year-ago period.

EMEA reported fee revenue of $173.7 million, an increase of $27.2 million, or 19%, in fiscal 2018 compared to $146.5 million in fiscal 2017. The favorable effect of exchange rates on fee revenue was $8.8 million, or 6%, in fiscal 2018, compared to the year-ago period. The increase in fee revenue was due to a 10% increase in the number of engagements billed, partially offset by a 2% decrease in the weighted-average fees billed per engagement (calculated using local currency) during fiscal 2018 compared to the year-ago period. The performance in the United Kingdom, Germany, and France were the primary contributors to the increase in fee revenue in fiscal 2018 compared to the year-ago period. All business sectors contributed to the growth in fee revenue in fiscal 2018 as compared to the year-ago period, with industrial, financial services and consumer goods contributing the most.

Asia Pacific reported fee revenue of $96.6 million, an increase of $16.4 million, or 20%, in fiscal 2018 compared to $80.2 million in fiscal 2017. The increase in fee revenue was due to an 8% increase in the number of engagements billed and an 8% increase in the weighted-average fees billed per engagement (calculated using local currency) in fiscal 2018 compared to the year-ago period. The performance in China, Australia, Singapore, and Japan were the primary contributors to the increase in fee revenue in fiscal 2018 compared to the year-ago period, partially offset by a decrease in fee revenue in New Zealand. All business sectors contributed to the growth in fee revenue in fiscal 2018 as compared to the year-ago period, with financial services, life sciences/healthcare, and technology contributing the most. The favorable effect of exchange rates on fee revenue was $2.3 million, or 3%, compared to the year-ago period.

Latin America reported fee revenue of $30.6 million, a decrease of $3.8 million, or 11%, in fiscal 2018 compared to $34.4 million in fiscal 2017. The decrease in fee revenue was due to lower fee revenue in Mexico in fiscal 2018, compared to the year-ago period, partially offset by higher fee revenue in Argentina. Financial services and consumer goods were the main sectors contributing to the decline in fee revenue in fiscal 2018, compared to the year-ago period. The effect of exchange rates on fee revenue was minimal.

Hay Group. Hay Group reported fee revenue of $785.0 million, an increase of $60.8 million, or 8%, in fiscal 2018 compared to $724.2 million in fiscal 2017. Exchange rates favorably impacted fee revenue by $17.4 million, or 2%, compared to the year-ago period. Fee revenue from consulting services was higher by $42.8 million in fiscal 2018 compared to the year-ago period, with the remaining increase of $18.0 million generated by our products business.

Futurestep. Futurestep reported fee revenue of $273.2 million, an increase of $49.5 million, or 22%, in fiscal 2018 compared to $223.7 million in fiscal 2017. Higher fee revenues in RPO and professional search of $33.3 million and $18.1 million, respectively, drove the increase in fee revenue. Exchange rates favorably impacted fee revenue by $5.6 million, or 3%, compared to the year-ago period.

Compensation and Benefits

Compensation and benefits expense increased $132.1 million, or 12%, to $1,203.6 million in fiscal 2018 from $1,071.5 million in fiscal 2017. Exchange rates unfavorably impacted compensation and benefits expenses by $23.0 million, or 2%, in fiscal 2018 compared to the year-ago period. The increase in compensation and benefits was primarily due to a 9% increase in the average consultant headcount, which contributed $80.4 million in higher salaries and related payroll taxes, $8.1 million more in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts) and an increase of $5.8 million in employer insurance costs in fiscal 2018 compared to the year-ago period. The rest of the change was due to $40.8 million increase in performance-related bonus expense mainly due to the increase in fee revenue and $11.3 million increase in amortization of long term incentive awards, offset by a $9.8 million decrease in integration costs and $2.9 million from the change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) in fiscal 2018 compared to the year-ago period. The change in the CSV of COLI decreased compensation and benefits expense in fiscal 2018 compared to fiscal 2017 due to larger increases in the market value of the underlying investments due to market changes. COLI is held to fund other deferred compensation retirement plans (See Note 6—Deferred Compensation and Retirement Plans, included in the notes to our Consolidated Financial Statements). Compensation and benefits expense, as a percentage of fee revenue, was 68% in both fiscal 2018 and 2017.

Executive Search compensation and benefits expense increased by $60.0 million, or 15%, to $469.0 million in fiscal 2018 compared to $409.0 million in fiscal 2017. The increase was primarily due to higher salary cost and related payroll taxes of $24.8 million due to a 5% increase in average headcount reflecting our continued growth-related investment back into the business. Also contributing to the increase in compensation and benefits expense was a $17.1 million increase in performance related bonus expense compared to the year-ago period, an $8.4 million increase in amortization of long-term incentive awards, and an increase of $4.9 million in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts). The increase in performance related bonus expense was due to a 15% increase in fee revenue in fiscal 2018 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 66% in both fiscal 2018 and 2017.

Hay Group compensation and benefits expense increased $34.8 million, or 8%, to $496.9 million in fiscal 2018 from $462.1 million in fiscal 2017. The change was primarily due to increases in salaries and related payroll taxes of $25.3 million and $4.1 million increase in expenses associated with our deferred compensation and retirement plans (includes the increases in the fair value of participants’ accounts). Also contributing to the increase in compensation and benefits expense was an increase of $10.5 million in performance related bonus expense and $2.8 million more in employer insurance costs, offset by a decrease in integration costs of $6.3 million compared to year-ago period. Hay Group compensation and benefits expense, as a percentage of fee revenue, was 63% in fiscal 2018 compared to 64% in the year-ago period.

Futurestep compensation and benefits expense increased $38.4 million, or 25%, to $193.2 million in fiscal 2018 from $154.8 million in fiscal 2017. The increase was due to higher salaries and related payroll taxes of $26.8 million due to a 20% increase in the average headcount in fiscal 2018 compared to the year-ago period. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both the professional search and RPO businesses. Also contributing to the increase in compensation and benefits expense was an increase of $11.3 million in performance related bonus expense due to a 22% increase in fee revenue in fiscal 2018 compared to the year-ago period. Futurestep compensation and benefits expense, as a percentage of fee revenue, was 71% in fiscal 2018 compared to 69% in the year-ago period.

Corporate compensation and benefits expense decreased by $1.0 million, or 2%, to $44.6 million in fiscal 2018 from $45.6 million in fiscal 2017. This change was mainly due to a decrease of $3.5 million in integration costs in fiscal 2018 compared to the year-ago period and $2.9 million from the change in the CSV of COLI that decreased compensation and benefits expense in fiscal 2018 compared to fiscal 2017 due to larger increases in the market value of the underlying investments due to market changes. These decreases in compensation and benefit expense were partially offset by $3.5 million in higher salaries and related taxes in order to support the overall growth in the entire business.

General and Administrative Expenses

General and administrative expenses increased $11.2 million, or 5%, to $237.4 million in fiscal 2018 compared to $226.2 million in fiscal 2017. The increase in general and administrative expenses was due to increases of $6.2 million and $2.2 million in legal and other professional fees and premise and office expenses, respectively, offset by a decline of $3.8 million in integration costs during fiscal 2018 compared to the year-ago period. The rest of the change was primarily due to generating foreign exchange loss of $3.3 million during fiscal 2018 compared to a foreign exchange gain of $0.3 million in fiscal 2017. General and administrative expenses, as a percentage of fee revenue, was 13% in fiscal 2018 compared to 14% in fiscal 2017. Exchange rates unfavorably impacted general and administrative expenses by $3.7 million, or 2%, during fiscal 2018 compared to the year-ago period.

Executive Search general and administrative expenses increased $8.0 million, or 11%, to $77.7 million in fiscal 2018 from $69.7 million in fiscal 2017. General and administrative expenses increased due to generating foreign exchange losses of $1.2 million during fiscal 2018 compared to a foreign exchange gain of $1.3 million during the year-ago period and an increase in legal and other professional fees of $0.9 million. The rest of the change was due to an increase in $0.8 million in marketing and business development expenses to support the higher fee revenues generated in fiscal 2018 compared to the year-ago period, $0.7 million increase in premise and office expenses, and an increase in bad debt expense of $0.6 million. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both fiscal 2018 and 2017.

Hay Group general and administrative expenses increased $1.3 million to $98.4 million in fiscal 2018 compared to $97.1 million in the year-ago period. General and administrative expenses increased due to a foreign exchange loss of $1.1 million during fiscal 2018 compared to a foreign exchange gain of $0.2 million in fiscal 2017. Hay Group general and administrative expenses, as a percentage of fee revenue, was 13% in both fiscal 2018 and 2017.

Futurestep general and administrative expenses increased $2.8 million, or 12%, to $26.7 million in fiscal 2018 from $23.9 million in fiscal 2017. The increase was due primarily to increases in premise and office expenses, bad debt expense and legal and other professional fees of $1.2 million, $1.0 million and $0.4 million, respectively, in fiscal 2018 compared to the year-ago period. Futurestep general and administrative expenses, as a percentage of fee revenue, was 10% in fiscal 2018 compared to 11% in fiscal 2017.

Corporate general and administrative expenses decreased $0.9 million, or 3%, to $34.6 million in fiscal 2018 compared to $35.5 million in fiscal 2017. The decrease in general and administrative expenses was due to a decrease of $4.2 million in integration costs associated with the Legacy Hay acquisition and $0.8 million in business development expenses, offset by an increase in legal and other professional fees of $4.3 million during fiscal 2018 compared to fiscal 2017.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in Futurestep and Hay Group. Cost of services expense was $73.7 million in fiscal 2018 compared to $71.5 million in fiscal 2017. Cost of services expense, as a percentage of fee revenue, was 4% in fiscal 2018 as compared to 5% in the year-ago period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $48.6 million, an increase of $1.3 million, in fiscal 2018 compared to $47.3 million in fiscal 2017. The increase relates primarily to technology investments made in the current and prior year in software and computer equipment, in addition to increases in leasehold improvements and furniture and fixtures.

Restructuring Charges, Net

The Company continued the implementation of the fiscal 2016 restructuring plan in fiscal 2017 in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating premises. This resulted in restructuring charges of $34.6 million in fiscal 2017, of which $16.0 million related to severance and $18.6 million related to consolidation of premises. Fiscal 2018 restructuring charges were minimal.

Operating Income

Operating income was $203.9 million, an increase of $89.5 million, in fiscal 2018 as compared to $114.4 million in fiscal 2017. This increase in operating income resulted from higher fee revenue of $201.7 million and a decrease in restructuring charges, net of $34.5 million, offset by increases of $132.1 million in compensation and benefits expense, $11.2 million in general and administrative expenses, $2.2 million in cost of services expense, and $1.3 million in depreciation and amortization expenses.

Executive Search operating income increased $25.0 million, or 20%, to $149.3 million in fiscal 2018 as compared to $124.3 million in fiscal 2017. The increase in Executive Search operating income was driven by increases in higher fee revenue of $91.3 million and a decrease in restructuring charges, net of $4.3 million, offset by increases in compensation and benefits expense, general and administrative expenses, cost of services expense and depreciation and amortization expenses of $60.0 million, $8.0 million, $1.6 million and $1.1 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 21% in fiscal 2018 as compared to 20% in the year-ago period.

Hay Group operating income was $100.9 million, an increase of $53.6 million, or 113%, in fiscal 2018 as compared to operating income of $47.3 million in fiscal 2017. The increase was primarily driven by an increase in fee revenue of $60.8 million and a decrease in restructuring charges, net of $29.9 million, offset by an increase of $34.8 million in compensation and benefits expense, $1.8 million in cost of services expense, and $1.3 million in general and administrative expenses in fiscal 2018 compared to the year-ago period. Hay Group operating income, as a percentage of fee revenue, was 13% in fiscal 2018 compared to 7% in the year-ago period.

Futurestep operating income was $39.4 million, an increase of $9.4 million, in fiscal 2018 as compared to $30.0 million in fiscal 2017. The increase in operating income was driven by higher fee revenue of $49.5 million, offset by an increase in compensation and benefits expense of $38.4 million and general and administrative expenses of $2.8 million. Futurestep operating income, as a percentage of fee revenue, was 14% in fiscal 2018 compared to 13% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $49.6 million to $133.8 million in fiscal 2018 compared to $84.2 million in fiscal 2017. The increase was due to higher total revenue of $197.8 million, offset by higher operating expenses of $108.4 million and an increase in income tax provision of $41.0 million partially due to the enactment of the Tax Act compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 8% in fiscal 2018 as compared to 5% in the year-ago period.

Adjusted EBITDA

Adjusted EBITDA increased by $38.8 million, or 17% to $273.8 million in fiscal 2018 as compared to $235.0 million in fiscal 2017. This increase was driven by higher adjusted fee revenue of $198.1 million, offset by increases of $141.9 million in compensation and benefits expense (excluding integration costs), $14.9 million in general and administrative expenses (excluding integration costs) and $2.2 million in cost of services expense compared to the year-ago period. Adjusted EBITDA, as a percentage of adjusted fee revenue, was 15% in both fiscal 2018 and 2017.

Executive Search Adjusted EBITDA increased $21.5 million, or 16%, to $158.9 million in fiscal 2018 as compared to $137.4 million in fiscal 2017. The increase was driven by higher fee revenue of $91.3 million, offset by increases of $60.0 million in compensation and benefits expense, $8.0 million in general and administrative expenses, and an increase in cost of services expense of $1.6 million during fiscal 2018 compared to the year-ago period. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 22% in both fiscal 2018 and 2017.

Hay Group Adjusted EBITDA was $142.0 million, an increase of $13.8 million, or 11%, in fiscal 2018 as compared to $128.2 million in fiscal 2017. The increase was driven by higher adjusted fee revenue of $57.3 million, offset by increases of $41.1 million in compensation and benefits expense (excluding integration costs), $0.9 million in general and administrative expenses (excluding integration costs), and an increase in cost of services expense of $1.8 million during fiscal 2018 compared to the year-ago period. Hay Group Adjusted EBITDA, as a percentage of adjusted fee revenue, was 18% in both fiscal 2018 and 2017.

Futurestep Adjusted EBITDA was $42.6 million in fiscal 2018, an increase of $9.8 million, or 30%, as compared to $32.8 million in fiscal 2017. The increase was driven by higher fee revenue of $49.5 million, offset by increases of $38.4 million in compensation and benefits expense and $2.8 million in general and administrative expenses during fiscal 2018 compared to the year-ago period. Futurestep Adjusted EBITDA, as a percentage of fee revenue, was 16% in fiscal 2018 compared to 15% in the year-ago period.

Other Income (Loss), Net

Other income, net was $11.5 million in fiscal 2018 as compared to $11.8 million in fiscal 2017. The decrease was primarily due to the change in the fair value of our marketable securities, where there was a smaller gain during fiscal 2018 compared to the year-ago period.

Interest (Expense) Income, Net

Interest (expense) income, net primarily relates to our term loan facility and borrowings under our COLI policies, which was partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $9.7 million in fiscal 2018 as compared to $10.3 million in fiscal 2017.

Income Tax Provision

The provision for income tax was $70.1 million in fiscal 2018 compared to $29.1 million in the year-ago period. This reflects a 34% and 25% effective tax rate for fiscal 2018 and 2017, respectively. In fiscal 2018 the effective tax rate was significantly impacted by the December 22, 2017 enactment of the Tax Act as a result of which, Korn Ferry recorded a provisional tax charge of $18.4 million as a one-time tax on accumulated foreign earnings (the “Transition Tax”), and a provisional tax benefit of $5.9 million from the remeasurement of our U.S. federal deferred tax assets and liabilities. Korn Ferry will continue to appropriately refine these amounts within the measurement period allowed by SAB No.118, which will be completed no later than December 22, 2018.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for fiscal 2018 and 2017 was $2.1 million compared to $3.1 million, respectively.

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

Compensation and Benefits

Compensation and benefits expense increased $174.1 million, or 19%, to $1,071.5 million in fiscal 2017 from $897.4 million in fiscal 2016. Exchange rates favorably impacted compensation and benefits expense by $17.2 million, or 2%, during fiscal 2017 compared to fiscal 2016. The Legacy Hay acquisition was the main factor that contributed to the increase in compensation and benefits expense. Given the size of the Legacy Hay acquisition, all components of compensation and benefits expense increased with salaries and related payroll taxes, insurance costs and deferred compensation seeing the largest increases. Compensation and benefits expense, as a percentage of fee revenue, was 68% in fiscal 2017 compared to 69% in fiscal 2016.

Executive Search compensation and benefits expense increased $8.1 million, or 2%, to $409.0 million in fiscal 2017 compared to $400.9 million in fiscal 2016. This increase was primarily due to an increase in the fair value of amounts owed under certain deferred compensation plans of $10.3 million and higher salaries and related payroll expense of $10.9 million due to a 7% increase in average consultant headcount reflecting our continued growth-related investments back into the business in fiscal 2017 compared to the year-ago period. The rest of the change was due to an increase of $6.7 million in the amortization of long-term incentive awards, offset by lower performance related bonus expense of $15.6 million during fiscal 2017 compared to fiscal 2016. The decrease in performance related bonus expense was primarily due to lower fee revenue and profitability. Executive Search compensation and benefits expense as a percentage of fee revenue decreased to 66% in fiscal 2017 compared to 64% in fiscal 2016.

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

Futurestep compensation and benefits expense increased $18.7 million, or 14%, to $154.8 million in fiscal 2017 from $136.1 million in fiscal 2016. The increase was due to a 21% increase in the average headcount in fiscal 2017 compared to the year-ago period that resulted in higher salaries and related payroll taxes and insurance costs of $19.8 million and $1.9 million, respectively, partially offset by lower performance related bonus expense. The higher average headcount was primarily driven by the need to service an increase in fee revenue in both the professional search and RPO businesses. Futurestep compensation and benefits expense as a percentage of fee revenue was 69% in both fiscal 2017 and 2016.

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

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of such subsidiary not held by Korn Ferry that are included in the consolidated results of operations. In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Net income attributable to noncontrolling interest in fiscal 2017 was $3.1 million compared to $0.5 million in fiscal 2016.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company’s cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of this Annual Report on Form 10-K. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of the Legacy Hay integration. See Note 10—Long-Term Debt for a description of the credit facility. In anticipation of the Plan, on June 8, 2018, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the KF Merger, and will become effective when certain conditions set forth therein, including consummation of the KF Merger, are satisfied. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. We had $2.9 million and $3.0 million standby letters of credit issued under our long-term debt arrangements as of April 30, 2018 and 2017, respectively. We had a total of $7.4 million and $8.1 million of standby letters of credits with other financial institutions as of April 30, 2018 and 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

On December 8, 2014, the Board of Directors also approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. We repurchased approximately $33.1 million and $28.8 million of the Company’s common stock during fiscal 2018 and 2017, respectively. As of April 30, 2018, $88.1 million remained available for common stock repurchases under our stock repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including undrawn amounts on our revolving credit facility as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

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

Cash and cash equivalents and marketable securities were $657.9 million and $530.8 million as of April 30, 2018 and 2017, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $312.4 million and $245.1 million at April 30, 2018 and 2017, respectively. As of April 30, 2018 and 2017, we held $207.6 million and $165.8 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2018 and 2017 annual bonuses. We have not provided deferred income taxes on approximately $492.3 million of undistributed earnings from our foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings was to be made, we may be subject to state income and foreign withholding taxes. An estimate of such taxes, however, is not practicable. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of April 30, 2018 and 2017, marketable securities of $137.1 million (net of gross unrealized gains of $11.0 million and gross unrealized losses of $1.0 million) and $119.9 million (net of gross unrealized gains of $6.7 million and gross unrealized losses of $0.6 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $122.8 million and $115.6 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $118.2 million and $99.5 million as of April 30, 2018 and 2017, respectively. Unvested obligations under the deferred compensation plans totaled $29.5 million and $37.6 million as of April 30, 2018 and 2017, respectively.

The net increase in our working capital of $70.7 million as of April 30, 2018 compared to April 30, 2017 is primarily attributable to an increase in cash and cash equivalents and accounts receivable, offset by an increase in compensation and benefits payable. The increase in cash and cash equivalents is due to cash provided by operations. Accounts receivable and compensation and benefits payable increased due an increase in fee revenue and overall profitability of the Company. Cash provided by operating activities was $219.1 million in fiscal 2018, an increase of $113.0 million, compared to $106.1 million in fiscal 2017.

Cash used in investing activities was $44.8 million in fiscal 2018, an increase of $24.2 million, compared to $20.6 million in the year-ago period. Cash used in investing activities was higher due to a decrease in proceeds from sales/maturities of marketable securities, offset by less cash used for the purchases of property and equipment and higher proceeds from life insurance policies in fiscal 2018 compared to fiscal 2017.

Cash used in financing activities was $77.3 million in fiscal 2018 compared to cash provided by financing activities of $64.4 million in fiscal 2017. The change from cash provided by financing activities to cash used in financing activities was primarily due to a decrease of $135.0 million in proceeds from our term loan facility net of pay-off of the term loan that was outstanding as of April 30, 2016, and an increase of shares repurchased under the stock repurchase program of $4.3 million in fiscal 2018 compared to the year-ago period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities.

Contractual Obligations

Contractual obligations represent future cash commitments and liabilities under agreements with third parties and exclude contingent liabilities for which we cannot reasonably predict future payment. The following table represents our contractual obligations as of April 30, 2018:

		Payments Due in:
	Note (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		(in thousands)
Operating lease commitments	14	$392,824	$66,071	$118,939	$91,628	$116,186
Accrued restructuring charges (2)	7	3,760	2,436	1,324	—	—
Interest payments on COLI loans (3)	10	36,699	3,776	7,551	7,432	17,940
Retention awards	12	16,500	16,500	—	—	—
Term loan	10	238,906	25,781	55,000	158,125	—
Estimated interest on term loan (4)	—	19,867	7,277	11,953	637	—

Total		$708,556	$121,841	$194,767	$257,822	$134,126

(1)	See Note in the accompanying consolidated financial statements in Item 15.
(2)	Represents rent payments, net of sublease income on an undiscounted basis and severance costs.
(3)	Assumes COLI loans remain outstanding until receipt of death benefits on COLI policies and applies current interest rates on COLI loans ranging from 4.76% to 8.00% with total death benefits payable, net of loans under COLI contracts of $226.0 million at April 30, 2018.
(4)	Interest rate used is the variable rate per the credit agreement as of April 30, 2018 for outstanding balance on the term loan.

In addition to the contractual obligations above, we have liabilities related to certain employee benefit plans. These liabilities are recorded in our Consolidated Balance Sheets. The obligations related to these employee benefit plans are described in Note 6—Deferred Compensation and Retirement Plans, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Lastly, we have contingent commitments under certain employment agreements that are payable upon involuntary, termination without cause, as described in Note 14—Commitments and Contingencies, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2018 and 2017, we held contracts with gross CSV of $186.8 million and $180.3 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $66.7 million and $67.2 million as of April 30, 2018 and 2017, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At April 30, 2018 and 2017, the net cash value of these policies was $120.1 million and $113.1 million, respectively. Total death benefits payable, net of loans under COLI contracts, were $226.0 million and $220.6 million at April 30, 2018 and 2017, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent. On June 8, 2018, in anticipation of the Plan, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the KF Merger, and will become effective when certain conditions set forth therein, including consummation of the KF Merger, are satisfied. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0% and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. Our credit agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During fiscal 2018 and 2017, the average rate on the Term Facility was 2.60% and 2.23%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $20.6 million and $15.5 million made during fiscal 2018 and 2017, respectively. As of April 30, 2018 and 2017, $238.9 million and $259.5 million were outstanding under the Term Facility, respectively. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.7 million and $3.5 million as of April 30, 2018 and 2017, respectively. The fair value of our Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of April 30, 2018, we were in compliance with our debt covenants.

As of April 30, 2018 and 2017, we had no borrowings under the Revolver. The Company had a total of $122.1 million and $122.0 million available under the Revolver after $2.9 million and $3.0 million standby letters of credit were issued as of April 30, 2018 and 2017, respectively. We had a total of $7.4 million and $8.1 million of standby letters of credits with other financial institutions as of April 30, 2018 and 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Accounting Developments

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016 and were adopted by us effective May 1, 2017. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes in the current year compared to recording it previously as a component of equity. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. We elected to apply the presentation for cash flows related to excess tax benefits retrospectively for all periods presented which resulted in an increase to cash provided by operations and decrease in cash provided by financing activities of $0.1 million and $4.9 million for fiscal 2017 and 2016, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity. We elected to account for forfeitures as they occur, rather than estimating the expected forfeitures over the vesting period. This election did not have an impact on our financial statements.

In March 2018, the FASB issued guidance amending accounting for the tax effects of the Tax Act. The new guidance allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This update was effective upon issuance. The amounts recorded as a result of the enactment of the Tax Act, specifically the impact of the Transition Tax and the remeasurement of deferred tax balances, are provisional estimates. We will continue to appropriately refine these amounts within the measurement period, which will be completed no later than December 22, 2018.

Recently Issued Accounting Standards—Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under this new guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The transfer is considered to occur when the customer obtains control of the goods or services delivered. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. We will adopt this guidance in our fiscal year beginning May 1, 2018.

We organized a team and developed a project plan to guide the implementation. The project plan included working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard.

We completed our evaluation of the impact of ASU 2014-09 for all our revenue streams and selected the modified retrospective method as the transition method, which will include a cumulative-effect adjustment as of the date of adoption. The impact to recruitment process outsourcing, advisory and products revenue is not material, although there will be minor process changes to comply with ASU 2014-09. As to executive search and recruitment for non-executive professionals, the implementation of ASU 2014-09 will result in timing differences in the recognition of uptick revenue (uptick revenue occurs when a placement’s actual compensation is higher than the original estimated compensation). Currently we recognize uptick revenue as the amount becomes fixed and determinable. Under ASU 2014-09, however, upticks are considered variable consideration and we will be required to estimate upticks at contract inception and recognize the revenue over the service period.

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. We plan to adopt this guidance in fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. We are still evaluating the effect this guidance will have on the consolidated financial statements. Based on our initial assessment, we expect that upon adoption we will report an increase in assets and liabilities on our consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to lease agreements.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. We plan to adopt this guidance in our fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied using a retrospective transition method. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are effective for annual years beginning after December 15, 2017, including interim periods, with early adoption permitted. We plan to adopt this guidance in our fiscal year beginning May 1, 2018. The provisions of the guidance are to be applied prospectively. The adoption of this guidance is not anticipated to have a material impact on our consolidated financial statements.

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

In August 2017, the FASB issued guidance amending and simplifying accounting for hedging activities. The new guidance will refine and expand strategies that qualify for hedge accounting and simplify the application of hedge accounting in certain situations. The amendments of this standard are effective for fiscal years beginning after December 15, 2018. We will adopt this guidance in our fiscal year beginning May 1, 2019. We are currently evaluating the impact of adopting this guidance.

In February 2018, the FASB issued guidance that provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income (loss), net to retained earnings resulting from the Tax Act. The new guidance requires companies to disclose whether they decided to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss), net to retained earnings and to disclose a policy for releasing the income tax effects from accumulated other comprehensive income (loss), net. The guidance is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. If companies elect to reclassify the stranded tax effects the guidance allows it to be recorded in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. We are currently evaluating the impact of adopting this guidance.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after-tax basis, included in net income were $2.2 million and $8.7 million in fiscal 2018 and 2016, respectively. Foreign currency gains, on an after-tax basis, included in net income were $0.2 million in fiscal 2017.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies—U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Korean Won, Brazilian Real, Singapore Dollar, Mexican Peso, Indonesian Rupiah and Indian Rupee. Based on balances exposed to fluctuation in exchange rates between these currencies as of April 30, 2018, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $9.7 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of April 30, 2018, there was $238.9 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $2.5 million for fiscal 2018.

During fiscal 2018, the average interest rate on the term loan was 2.60%. We had no borrowings under the Revolver as of April 30, 2018.

To mitigate the interest rate risk on our Term Facility, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. The notional amount is amortized so that the amount is always 50% of the principal balance of the debt outstanding. As of April 30, 2018, the notional amount was $119.5 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $66.7 million and $67.2 million of borrowings against the CSV of COLI contracts as of April 30, 2018 and 2017, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 15—Quarterly Results, in the Notes to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Item 9B. Other Information

On June 25, 2018, Korn/Ferry International (the “Company”) filed a Certificate of Amendment to its Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to implement amendments approved at the Company’s 2017 Annual Meeting of Stockholders that remove the supermajority voting standard for future amendments to the Bylaws approved by the stockholders and the supermajority voting standard to amend action by written consent right. The Certificate of Amendment became effective immediately upon filing.

Upon the effectiveness of the Certificate of Amendment on June 25, 2018, the Restated Certificate of Incorporation (the “Restated Certificate”) was further restated to reflect the Certificate of Amendment, a conforming amendment to the Company’s Fourth Amended and Restated Bylaws (the “Bylaws”) became effective, and the

Bylaws were restated as the Fifth Amended and Restated Bylaws to reflect the conforming amendment. The conforming amendment was to Article V, Section 7 of the Bylaws, and provides that in order for stockholders to alter, amend or repeal the Bylaws, such action must be approved by the affirmative vote of at least the majority vote standard set forth in Article VI of the Certificate, instead of two-thirds of the voting power of the Company’s outstanding shares.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be included under the captions “The Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and elsewhere in our 2018 Proxy Statement, and is incorporated herein by reference. The information under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K is also incorporated by reference in this section.

We have adopted a “Code of Business Conduct and Ethics,” that applies to all of our directors, officers and employees, including our principal executive officer (who is our Chief Executive Officer), principal financial officer, and principal accounting officer (who is our Chief Financial Officer) and senior financial officers, or persons performing similar functions. The Code of Business Conduct and Ethics is available on the Investor Relations portion of our website at http://ir.kornferry.com. We intend to disclose future amendments to certain provisions of the Code of Business Conduct and Ethics and waivers of the Code of Business Conduct and Ethics granted to executive officers and directors on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

The information required by this Item will be included under the captions “Compensation Discussion and Analysis” and “Compensation of Executive Officers and Directors” and elsewhere in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” and elsewhere in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be included under the caption “Certain Relationships and Related Transactions” and elsewhere in our 2018 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be included under the captions “Fees Paid to Ernst & Young LLP,” and “Audit Committee Pre-Approval Policies and Procedures,” and elsewhere in our 2018 Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Financial Statements.

(a)	The following documents are filed as part of this report:

1.	Index to Financial Statements:	Page
	See Consolidated Financial Statements included as part of this Annual Report on Form 10-K and Schedule II — Valuation and Qualifying Accounts. Pursuant to Rule 7-05 of Regulation S-X, the other schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements	F-1

Exhibits:

Exhibit Number	Description

2.1**+	Agreement and Plan of Merger, dated as of December 5, 2012, by and among Korn/Ferry International, Unity Sub, Inc., Personnel Decisions International Corporation, all of the stockholders of Personnel Decisions International Corporation, and PDI Stockholder Representative, LLC, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2012.

2.2**+	Stock Purchase Agreement by and between HG (Bermuda) Limited and Korn/Ferry International, dated as of September 23, 2015, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

2.3+	Letter Agreement dated November 30, 2015, by and between Korn/Ferry International and HG (Bermuda) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed December 2, 2015.

2.4	Letter Agreement dated April 19, 2018, by and between Korn/Ferry International and HG (Bermuda) Limited.

3.1+	Restated Certificate of Incorporation of the Company, dated September 27, 2013, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed December 9, 2013.

3.2	Certificate of Amendment dated June 25, 2018, to the Restated Certificate of Incorporation of the Company, dated September 27, 2013.

3.3	Restated Certificate of Incorporation of the Company dated June 25, 2018.

3.4	Fifth Amended and Restated Bylaws of the Company.

4.1+	Form of Common Stock Certificate of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-49286), filed November 3, 2000.

10.1*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A (No. 333-61697), filed December 24, 1998.

10.2*+	Form of U.S. and International Worldwide Executive Benefit Retirement Plan, filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (No. 333-61697), filed September 4, 1998.

10.3*+	Form of U.S. and International Worldwide Executive Benefit Life Insurance Plan, filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.4*+	Worldwide Executive Benefit Disability Plan (in the form of Long-Term Disability Insurance Policy), filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.5*+	Form of U.S. and International Enhanced Executive Benefit and Wealth Accumulation Plan, filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.6*+	Form of U.S. and International Senior Executive Incentive Plan, filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.7*+	Executive Salary Continuation Plan, filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.8*+	Form of Amended and Restated Stock Repurchase Agreement, filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

Exhibit Number	Description

10.9*+	Form of Standard Employment Agreement, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.10*+	Form of U.S. and Foreign Executive Participation Program, filed as Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-61697), filed September 4, 1998.

10.11*+	Korn/Ferry International Second Amended and Restated Performance Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement, filed August 12, 2004.

10.12*+	Form of Indemnification Agreement between the Company and some of its executive officers and directors, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed March 12, 2004.

10.13*+	Stock and Asset Purchase Agreement dated as of August 8, 2006, by and among Lominger Limited, Inc., Lominger Consulting, Inc., Michael M. Lombardo, Robert W. Eichinger, and the Company filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed September 8, 2006.

10.14*+	Letter from the Company to Gary Burnison, dated March 30, 2007, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.15*+	Employment Agreement between the Company and Gary Burnison, dated April 24, 2007, filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed June 29, 2007.

10.16*+	Form of Restricted Stock Unit Award Agreement to Directors Under the Performance Award Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2007.

10.17*+	Form of Stock Option Agreement to Employees and Non-Employee Directors Under the Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed June 12, 2009.

10.18*+	Korn/Ferry International Executive Capital Accumulation Plan, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-111038), filed December 10, 2003.

10.19*+	Letter Agreement between the Company and Gary D. Burnison dated June 25, 2009, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 29, 2009.

10.20*+	Letter Agreement between the Company and Byrne Mulrooney dated March 5, 2010, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed June 29, 2010.

10.21*+	Korn/Ferry International Amended and Restated Employee Stock Purchase Plan, filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-200840), filed December 10, 2014.

10.22*+	Employment Agreement between the Company and Robert Rozek, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 21, 2012.

10.23*+	Second Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 2, 2012.

10.24*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.25*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed June 25, 2013.

10.26*+	Letter Agreement between the Company and Byrne Mulrooney dated June 26, 2014, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed June 27, 2014.

10.27*+	Amended and Restated Employment Agreement dated July 25, 2014 between Korn/Ferry International and Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2014.

10.28*+	Amended and Restated Korn/Ferry International Executive Capital Accumulation Plan, as of August 13, 2014, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2014.

10.29*+	Form of Indemnification Agreement between the Company and some of its directors and executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 15, 2015.

10.30+	Credit Agreement with Wells Fargo Bank, National Association, as lender, dated January 18, 2013, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.31+	Amendment No. 1 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated December 12, 2014, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

Exhibit Number	Description

10.32^+	Amendment No. 2 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated June 3, 2015, filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed September 9, 2015.

10.33+	Amendment No. 3 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated September 23, 2015, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 24, 2015.

10.34+	Amendment No. 4 to Credit Agreement with Wells Fargo Bank, National Association, as lender, dated November 20, 2015, filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed December 10, 2015.

10.35*+	Amendment to Employment Agreement dated December 28, 2015 between the Company and Robert Rozek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed March 10, 2016.

10.36+	Credit Agreement dated June 15, 2016, with Wells Fargo Bank, National Association, as administrative agent and other lender parties, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 17, 2016.

10.37*+	Korn/Ferry International Long Term Performance Unit Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.38*+	Korn/Ferry International Long Term Performance Unit Plan Form of Unit Award Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 14, 2016.

10.39*+	Third Amended and Restated Korn/Ferry International 2008 Stock Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2016.

10.40*+	Summary of Non-Employee Director Compensation Program Effective December 7, 2016, filed as Exhibit 10.1 to the Company’s 10-Q, filed March 10, 2017.

10.41*+	Letter Agreement between the Company and Mark Arian, dated March 17, 2017, filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed June 28, 2017.

10.42*+	Form of Restricted Stock Unit Award Agreement to Non-Employee Directors Under the 2008 Stock Incentive Plan, filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K.

10.43*+	Form of Performance Restricted Stock Unit Award Agreement Under the 2008 Stock Incentive Plan, filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed June 28, 2017.

10.44*+	Form of Restricted Stock Unit Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed June 28, 2017.

10.45*+	Form of Restricted Stock Award Agreement to Employees Under the 2008 Stock Incentive Plan, filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K, filed June 28, 2017.

10.46*+	Amended and Restated Employment Agreement dated March 30, 2018 between the Company and Gary Burnison, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 4, 2018.

21.1	Subsidiaries of Korn/Ferry International.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (contained on signature page).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.

**	Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

^	Confidential treatment was granted for portions of this exhibit which have been filed separately with the Securities and Exchange Commission.

+	Incorporated herein by reference.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Korn/Ferry International

By: /s/ Robert P. Rozek
Robert P. Rozek

Executive Vice President, Chief Financial Officer and Chief Corporate Officer

Date: June 28, 2018

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

Signature	Title	Date

/s/ GEORGE T. SHAHEEN George T. Shaheen	Chairman of the Board and Director	June 28, 2018
/s/ GARY D. BURNISON Gary D. Burnison	President & Chief Executive Officer (Principal Executive Officer) and Director	June 28, 2018
/s/ ROBERT P. ROZEK Robert P. Rozek	Executive Vice President, Chief Financial Officer and Chief Corporate Officer (Principal Financial Officer and Principal Accounting Officer)	June 28, 2018
/s/ DOYLE N. BENEBY Doyle N. Beneby	Director	June 28, 2018
/s/ WILLIAM R. FLOYD William R. Floyd	Director	June 28, 2018
/s/ CHRISTINA A. GOLD Christina A. Gold	Director	June 28, 2018
/s/ JERRY LEAMON Jerry Leamon	Director	June 28, 2018
/s/ ANGEL MARTINEZ Angel Martinez	Director	June 28, 2018
/s/ DEBRA J. PERRY Debra J. Perry	Director	June 28, 2018

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

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

In connection with the preparation of the Company’s annual financial statements, management of the Company has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of the Company’s internal control over financial reporting.

Based on this assessment, management did not identify any material weakness in the Company’s internal control over financial reporting, and management has concluded that the Company’s internal control over financial reporting was effective as of April 30, 2018.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements for the year ended April 30, 2018 included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of April 30, 2018, a copy of which is included in this Annual Report on Form 10-K.

June 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of Korn/Ferry International

Opinion on Internal Control over Financial Reporting

We have audited Korn/Ferry International and subsidiaries’ internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Korn/Ferry International and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2018 and the related notes and the financial statement schedule listed in the index at Item 15(a) and our report dated June 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/Ernst & Young LLP

Los Angeles, California

June 28, 2018

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Korn/Ferry International

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Korn/Ferry International and subsidiaries (the “Company”) as of April 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2018 and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 2002

Los Angeles, California

June 28, 2018

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	April 30,
	2018	2017
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$520,848	$410,882
Marketable securities	14,293	4,363
Receivables due from clients, net of allowance for doubtful accounts of $17,845 and $15,455, respectively	384,996	345,314
Income taxes and other receivables	29,089	31,573
Prepaid expenses and other assets	65,033	51,542

Total current assets	1,014,259	843,674
Marketable securities, non-current	122,792	115,574
Property and equipment, net	119,901	109,567
Cash surrender value of company owned life insurance policies, net of loans	120,087	113,067
Deferred income taxes, net	25,520	20,175
Goodwill	584,222	576,865
Intangible assets, net	203,216	217,319
Investments and other assets	97,917	66,657

Total assets	$2,287,914	$2,062,898

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$35,196	$37,481
Income taxes payable	23,034	4,526
Compensation and benefits payable	304,980	248,354
Term loan	24,911	19,754
Other accrued liabilities	170,339	148,464

Total current liabilities	558,460	458,579
Deferred compensation and other retirement plans	227,729	219,905
Term loan, non-current	211,311	236,222
Deferred tax liabilities	9,105	7,014
Other liabilities	61,694	54,130

Total liabilities	1,068,299	975,850

Commitments and contingencies

Stockholders’ equity:
Common stock: $0.01 par value, 150,000 shares authorized, 71,631 and 70,811 shares issued at April 30, 2018 and 2017, respectively, and 56,517 and 56,938 shares outstanding at April 30, 2018 and 2017, respectively	683,942	692,527
Retained earnings	572,800	461,976
Accumulated other comprehensive loss, net	(40,135)	(71,064)

Total Korn/Ferry International stockholders’ equity	1,216,607	1,083,439
Noncontrolling interest	3,008	3,609

Total stockholders’ equity	1,219,615	1,087,048

Total liabilities and stockholders’ equity	$2,287,914	$2,062,898

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended April 30,
	2018	2017	2016
	(in thousands, except per share data)
Fee revenue	$1,767,217	$1,565,521	$1,292,112
Reimbursed out-of-pocket engagement expenses	52,302	56,148	54,602

Total revenue	1,819,519	1,621,669	1,346,714

Compensation and benefits	1,203,619	1,071,507	897,345
General and administrative expenses	237,390	226,232	213,018
Reimbursed expenses	52,302	56,148	54,602
Cost of services	73,658	71,482	59,824
Depreciation and amortization	48,588	47,260	36,220
Restructuring charges, net	78	34,600	33,013

Total operating expenses	1,615,635	1,507,229	1,294,022

Operating income	203,884	114,440	52,692
Other income (loss), net	11,525	11,820	(4,167)
Interest (expense) income, net	(9,676)	(10,251)	237

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	205,733	116,009	48,762
Equity in earnings of unconsolidated subsidiaries, net	297	333	1,631
Income tax provision	70,133	29,104	18,960

Net income	135,897	87,238	31,433
Net income attributable to noncontrolling interest	(2,118)	(3,057)	(520)

Net income attributable to Korn/Ferry International	$133,779	$84,181	$30,913

Earnings per common share attributable to Korn/Ferry International:
Basic	$2.39	$1.48	$0.58

Diluted	$2.35	$1.47	$0.58

Weighted-average common shares outstanding:
Basic	55,426	56,205	52,372

Diluted	56,254	56,900	52,929

Cash dividends declared per share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended April 30,
	2018	2017	2016
	(in thousands)

Net income	$135,897	$87,238	$31,433

Other comprehensive income:
Foreign currency translation adjustments	22,900	(19,266)	(15,428)
Deferred compensation and pension plan adjustments, net of tax	6,054	6,445	(1,864)
Unrealized losses on marketable securities, net of tax	—	—	(4)
Net unrealized gain (loss) on interest rate swap, net of tax	1,915	(578)	—

Comprehensive income	166,766	73,839	14,137
Less: comprehensive income attributable to noncontrolling interest	(2,058)	(2,811)	(512)

Comprehensive income attributable to Korn/Ferry International	$164,708	$71,028	$13,625

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained Earnings	Accumulated Other Comprehensive (Loss) Income, Net	Total Korn/Ferry International Stockholders’ Equity	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount
	(in thousands)
Balance at May 1, 2015	50,573	$463,839	$392,033	$(40,623)	$815,249	$—	$815,249
Acquisition of noncontrolling interest in Mexico	—	—	—	—	—	1,489	1,489
Comprehensive income	—	—	30,913	(17,288)	13,625	512	14,137
Dividends paid to shareholders	—	—	(21,833)	—	(21,833)	—	(21,833)
Purchase of stock	(215)	(7,410)	—	—	(7,410)	—	(7,410)
Issuance of stock	6,914	222,456	—	—	222,456	—	222,456
Stock-based compensation	—	18,305	—	—	18,305	—	18,305
Tax benefit from exercise of stock options and vesting of restricted stock	—	4,908	—	—	4,908	—	4,908

Balance at April 30, 2016	57,272	702,098	401,113	(57,911)	1,045,300	2,001	1,047,301
Comprehensive income	—	—	84,181	(13,153)	71,028	2,811	73,839
Dividends paid to shareholders	—	—	(23,318)	—	(23,318)	—	(23,318)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,203)	(1,203)
Purchase of stock	(1,346)	(33,579)	—	—	(33,579)	—	(33,579)
Issuance of stock	1,012	5,886	—	—	5,886	—	5,886
Stock-based compensation	—	18,045	—	—	18,045	—	18,045
Tax benefit from exercise of stock options and vesting of restricted stock	—	77	—	—	77	—	77

Balance at April 30, 2017	56,938	692,527	461,976	(71,064)	1,083,439	3,609	1,087,048
Comprehensive income	—	—	133,779	30,929	164,708	2,058	166,766
Dividends paid to shareholders	—	—	(22,955)	—	(22,955)	—	(22,955)
Dividends paid to noncontrolling interest	—	—	—	—	—	(2,659)	(2,659)
Purchase of stock	(1,092)	(36,865)	—	—	(36,865)	—	(36,865)
Issuance of stock	671	7,998	—	—	7,998	—	7,998
Stock-based compensation	—	20,282	—	—	20,282	—	20,282

Balance at April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$135,897	$87,238	$31,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,588	47,260	36,220
Stock-based compensation expense	21,469	18,958	18,895
Provision for doubtful accounts	13,675	12,987	8,570
Gain on cash surrender value of life insurance policies	(7,776)	(4,918)	(3,984)
(Gain) loss on marketable securities	(10,278)	(10,842)	3,333
Deferred income taxes	(6,564)	6,589	(13,792)
Change in other assets and liabilities, net of effect of acquisitions:
Deferred compensation	27,660	6,868	(4,605)
Receivables due from clients	(53,357)	(42,326)	(16,622)
Income taxes and other receivables	2,093	(10,177)	(191)
Prepaid expenses and other assets	(13,491)	(8,485)	(6,310)
Investment in unconsolidated subsidiaries	(297)	(333)	(1,631)
Income taxes payable	32,439	205	686
Accounts payable and accrued liabilities	66,081	5,420	18,862
Other	(37,014)	(2,303)	(1,875)

Net cash provided by operating activities	219,125	106,141	68,989

Cash flows from investing activities:
Purchase of property and equipment	(42,000)	(50,088)	(26,144)
Purchase of marketable securities	(9,462)	(10,536)	(30,397)
Proceeds from sales/maturities of marketable securities	2,642	42,815	30,066
Cash paid for acquisitions, net of cash acquired and earnout	—	(2,880)	(256,082)
Acquisition of Mexico subsidiary, net of cash acquired	—	—	3,973
Premiums on company-owned life insurance policies	(1,614)	(1,597)	(1,623)
Proceeds from life insurance policies	5,355	1,117	3,256
Dividends received from unconsolidated subsidiaries	240	564	2,373

Net cash used in investing activities	(44,839)	(20,605)	(274,578)

Cash flows from financing activities:
Proceeds from term loan facility	—	275,000	150,000
Principal payment on term loan facility	(20,625)	(155,469)	(10,000)
Payment of contingent consideration from acquisition	(485)	(1,070)	—
Repurchases of common stock	(33,071)	(28,821)	—
Payment of tax withholdings on restricted stock	(3,794)	(4,758)	(7,410)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	6,885	5,121	4,038
Dividends – noncontrolling interest	(2,659)	(1,203)	—
Dividends paid to shareholders	(22,955)	(23,318)	(21,833)
Payments on life insurance policy loans	(554)	(1,117)	(1,251)

Net cash (used in) provided by financing activities	(77,258)	64,365	113,544

Effect of exchange rate changes on cash and cash equivalents	12,938	(12,271)	(15,541)

Net increase (decrease) in cash and cash equivalents	109,966	137,630	(107,586)
Cash and cash equivalents at beginning of year	410,882	273,252	380,838

Cash and cash equivalents at end of year	$520,848	$410,882	$273,252

Supplemental cash flow information:
Cash used to pay interest	$11,946	$10,882	$5,154

Cash used to pay income taxes, net of refunds	$37,486	$32,458	$33,189

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2018

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing talent management solutions, including executive search on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing (“RPO”) and leadership & talent consulting services.

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

Investments in affiliated companies, which are 50% or less owned and where the Company exercises significant influence over operations, are accounted for using the equity method. Dividends received from our unconsolidated subsidiaries were approximately $0.2 million, $0.6 million and $2.4 million during fiscal 2018, 2017 and 2016, respectively.

In the fourth quarter of fiscal 2016, we obtained control of our Mexico subsidiary and began to consolidate the operations. Noncontrolling interest in our Mexico subsidiary is reflected on the Company’s consolidated financial statements for fiscal 2018, 2017 and 2016.

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

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive search performed on a retained basis, recruitment for non-executive professionals, recruitment process outsourcing, people and organizational advisory services and the sale of product services. Fee revenue from executive search activities and recruitment for non-executive professionals is generally one-third of the estimated first year compensation of the placed executive or non-executive professional, as applicable, plus a percentage of the fee to cover indirect engagement related expenses. The Company generally recognizes such revenue on a straight-line basis over a three-month period, commencing upon client acceptance, as this is the period over which the recruitment services are performed. Fees earned in excess of the initial contract amount are recognized upon completion of the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

engagement, which reflect the difference between the final actual compensation of the placed executive and the estimate used for purposes of the previous billings. Since the initial contract fees are typically not contingent upon placement of a candidate, our assumptions primarily relate to establishing the period over which such service is performed. These assumptions determine the timing of revenue recognition and profitability for the reported period. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved. In addition to recruitment for non-executive professionals, Futurestep provides RPO services and fee revenue is recognized as services are rendered and/or as milestones are achieved. Fee revenue from Hay Group (formerly known as Leadership & Talent Consulting (“Legacy LTC”) which was combined with HG (Luxembourg) S.à.r.l (“Legacy Hay”) in December 2015) is recognized as services are rendered for consulting engagements and other time-based services, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for the consulting engagement may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate. Hay Group revenue is also derived from the sale of product services, which includes revenue from licenses and from the sale of products. Revenue from licenses is recognized using a straight-line method over the term of the contract (generally 12 months). Under the fixed term licenses, the Company is obligated to provide the licensee with access to any updates to the underlying intellectual property (“IP”) that are made by the Company during the term of the license. Once the term of the agreement expires, the client’s right to access or use the IP expires and the Company has no further obligations to the client under the license agreement. Revenue from perpetual licenses is recognized when the license is sold since the Company’s only obligation is to provide the client access to the IP but is not obligated to provide maintenance, support, updates or upgrades. Products sold by the Company mainly consist of books and automated services covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when the product has been sold or shipped in the case of books. As of April 30, 2018 and 2017, the Company included deferred revenue of $120.1 million and $95.8 million, respectively, in other accrued liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of April 30, 2018 and 2017, the Company’s investments in cash equivalents, consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value and are classified as marketable securities in the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis, dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in trading securities are recorded in the accompanying consolidated statements of income in other income (loss), net.

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

As of April 30, 2018 and 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities and foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts or the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

The Company is exposed to interest rate risk due to the outstanding senior secured credit agreement entered on June 15, 2016. The Company entered into an interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective of this contract is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures primarily originating from intercompany balances due to cross border work performed in the ordinary course of business. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging. Accordingly, the fair value of these contracts is recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statements of income.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In fiscal 2018, 2017 and 2016, there were no such impairment charges recorded.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2018, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment during the fourth quarter of fiscal 2018 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, IP and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of April 30, 2018 and 2017, there were no indicators of impairment with respect to the Company’s intangible assets.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $220.4 million, $179.6 million and $186.5 million for the years ended April 30, 2018, 2017 and 2016, respectively, included in compensation and benefits expense in the consolidated statements of income.

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

Deferred Compensation and Pension Plans

For financial accounting purposes, the Company estimates the present value of the future benefits payable under the deferred compensation and pension plans as of the estimated payment commencement date. The Company also estimates the remaining number of years a participant will be employed by the Company. Then, each year during the period of estimated employment, the Company accrues a liability and recognizes expense for a portion of the future benefit using the unit credit cost method for Senior Executive Incentive Plan (“SEIP”), Wealth Accumulation Plan (“WAP”), Enhanced Wealth Accumulation Plan (“EWAP”) and the Worldwide Executive Benefit Plan (“WEB”) and the pension plan acquired under Legacy Hay, while the medical and life insurance plan and Long Term Performance Unit Plan (“LTPU Plan”) uses the projected unit credit cost method. The amounts charged to operations are made up of service and interest costs and the expected return on plan assets. Actuarial gains and losses are initially recorded in accumulated other comprehensive income (loss). The actuarial gains/losses included in accumulated other comprehensive income are amortized to the consolidated statements of income, if at the beginning of the year, the amount exceeds 10% of the greater of the projected benefit obligation and market-related plan assets. The amortization included in periodic benefit cost is divided by the average remaining service of inactive plan participants, or the period for which benefits will be paid, if shorter. The expected return on plan assets takes into account the current fair value of plan assets and reflects the Company’s estimate for trust asset returns given the current asset allocation and any expected changes to the asset allocation and current and future market conditions.

In calculating the accrual for future benefit payments, management has made assumptions regarding employee turnover, participant vesting, violation of non-competition provisions and the discount rate. Management

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

periodically reevaluates all assumptions. If assumptions change in future reporting periods, the changes may impact the measurement and recognition of benefit liabilities and related compensation expense.

Executive Capital Accumulation Plan

The Company, under the ECAP makes discretionary contributions and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis as they vest, generally over a four to five-year period. The amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable in the accompanying consolidated balance sheets.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs.

Cash Surrender Value of Life Insurance

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in certain of the deferred compensation and pension plans as a means of funding benefits under such plans. The Company purchased both fixed and variable life insurance contracts and does not purchase “split-dollar” life insurance policy contracts. The Company historically has had both contracts or policies that provide for a fixed or guaranteed rate of return and a variable rate of return depending on the return of the policies’ investment in their underlying portfolio in equities and bonds. Beginning in fiscal 2017 the Company currently only holds contracts or policies that provide for a fixed or guaranteed rate of return. The CSV of these COLI contracts are carried at the amounts that would be realized if the contract were surrendered at the balance sheet date, net of the outstanding loans from the insurer. The Company has the intention and ability to continue to hold these COLI policies and contracts. Additionally, the loans secured by the policies do not have any scheduled payment terms and the Company also does not intend to repay the loans outstanding on these policies until death benefits under the policy have been realized. Accordingly, the investment in COLI is classified as long-term in the accompanying consolidated balance sheets.

The change in the CSV of COLI contracts, net of insurance premiums paid and gains realized, is reported in compensation and benefits expense. As of April 30, 2018 and 2017, the Company held contracts with gross CSV of $186.8 million and $180.3 million, offset by outstanding policy loans of $66.7 million and $67.2 million, respectively. If the issuing insurance companies were to become insolvent, the Company would be considered a general creditor for $120.1 million and $61.3 million of net CSV as of April 30, 2018 and 2017, respectively; therefore, these assets are subject to credit risk. Management, together with its outside advisors, routinely monitors the claims paying abilities of these insurance companies.

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

Translation of Foreign Currencies

Generally, financial results of the Company’s foreign subsidiaries are measured in their local currencies. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date, while revenue

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

and expenses are translated at weighted-average exchange rates during the fiscal year. Resulting translation adjustments are recorded as a component of accumulated comprehensive income. Gains and losses from foreign currency transactions of the Company’s foreign subsidiaries and the translation of the financial results of subsidiaries operating in highly inflationary economies are included in general and administrative expense in the period incurred. Foreign currency losses, on an after-tax basis, included in net income were $2.2 million and $8.7 million during fiscal 2018 and 2016, respectively. Foreign currency gains, on an after-tax basis, included in net income were $0.2 million during fiscal 2017.

On February 17, 2016, the Venezuelan government announced a devaluation of the Bolivar, from the official exchange rate of 6.3 Bolivars per USD to 10.0 Bolivars per USD and streamlined the previous three-tiered currency exchange mechanism into a dual currency exchange mechanism. The weaker of the two rates is a free-floating exchange rate that at the time of its introduction, sold dollars at approximately 200 Bolivars per USD. The economic and political environment in Venezuela has continued to deteriorate and the currency exchange restrictions have become more onerous. The Company had used the previously prevailing official exchange rate of 6.3 Bolivars per USD to re-measure our Venezuelan subsidiary’s financial statements in previous periods, but after careful consideration, at the time of the devaluation, the Company decided to adopt the free-floating exchange rate during the fourth quarter of fiscal 2016 as it more appropriately reflects the ability to convert Bolivars to U.S. dollars given the deteriorating environment in Venezuela. The devaluation of the Bolivar to approximately 260 Bolivars per USD resulted in a pre-tax charge of $13.7 million, or diluted loss per share of $0.26 during fiscal 2016. In fiscal 2018 and 2017, the Bolivar continued to weaken but did not materially impact our results of operations.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, investments, foreign currency forward contracts, interest rate swap, receivables due from clients and net CSV due from insurance companies, which are discussed above. Cash equivalents include investments in money market securities while investments include mutual funds. Investments are diversified throughout many industries and geographic regions. The Company conducts periodic reviews of its customers’ financial condition and customer payment practices to minimize collection risk on accounts receivable. At April 30, 2018 and 2017, the Company had no other significant credit concentrations.

Recently Adopted Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance on accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. Furthermore, cash flows

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The guidance also allows companies to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifying that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity in the consolidated statements of cash flows and provides an accounting policy election to account for forfeitures as they occur. The provisions of the guidance are effective for fiscal years beginning after December 15, 2016 and were adopted by the Company effective May 1, 2017. The primary impact of the adoption was the recognition of excess tax benefits in our provision for income taxes in the current year compared to recording it previously as a component of equity. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings, where the cumulative effect of these changes are required to be recorded. The Company elected to apply the presentation for cash flows related to excess tax benefits retrospectively for all periods presented which resulted in an increase to cash provided by operations and decrease in cash provided by financing activities of $0.1 million and $4.9 million for fiscal 2017 and 2016, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact on any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity. The Company elected to account for forfeitures as they occur, rather than estimating the expected forfeitures over the vesting period. This election did not have an impact on the Company’s financial statements.

In March 2018, the FASB issued Staff Accounting Bulletin (“SAB”) No. 118 amending accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). The new guidance allows companies to complete the accounting under ASC 740 within a one-year measurement period from the Tax Act enactment date. This update was effective upon issuance. The amounts recorded as a result of the enactment of the Tax Act, specifically the impact of the Transition Tax and the remeasurement of deferred tax balances, are provisional estimates. The Company will continue to appropriately refine these amounts within the measurement period, which will be completed no later than December 22, 2018.

Recently Issued Accounting Standards - Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under this new guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The transfer is considered to occur when the customer obtains control of the goods or services delivered. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company will adopt this guidance in its fiscal year beginning May 1, 2018.

The Company organized a team and developed a project plan to guide the implementation. The project plan included working sessions to review, evaluate and document the arrangements with customers under our various reporting units to identify potential differences that would result from applying the requirements of the new standard.

The Company completed its evaluation of the impact of ASU 2014-09 for all its revenue streams and selected the modified retrospective method as the transition method, which will include a cumulative-effect adjustment as of the date of adoption. The impact to recruitment process outsourcing, advisory and products revenue is not material, although there will be minor process changes to comply with ASU 2014-09. As to executive search and recruitment for non-executive professionals, the implementation of ASU 2014-09 will result in timing differences in the recognition of uptick revenue (uptick revenue occurs when a placement’s actual compensation is higher than the original estimated compensation). Currently the Company recognizes uptick revenue as the amount becomes fixed and determinable. Under ASU 2014-09, however, upticks are considered variable consideration and the Company will be required to estimate upticks at contract inception and recognize the revenue over the service period.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

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

In February 2018, the FASB issued guidance that provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income (loss), net to retained earnings resulting from the Tax Act. The new guidance requires companies to disclose whether they decided to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss), net to retained earnings and to disclose a policy for releasing the income tax effects from accumulated other comprehensive income (loss), net. The guidance is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. If companies elect to reclassify the stranded tax effects the guidance allows it to be recorded in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. The Company is currently evaluating the impact of adopting this guidance.

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

Basic earnings per common share was computed using the two-class method by dividing basic net earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per common share was computed using the two-class method by dividing diluted net earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share, are anti-dilutive and are not included in the computation of diluted earnings per share.

During fiscal 2018, 2017 and 2016, restricted stock awards of 0.6 million shares, 0.5 million shares and 0.6 million shares, respectively, were outstanding but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Year Ended April 30,
	2018	2017	2016
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$133,779	$84,181	$30,913
Less: distributed and undistributed earnings to nonvested restricted stockholders	1,426	765	280

Basic net earnings attributable to common stockholders	132,353	83,416	30,633
Add: undistributed earnings to nonvested restricted stockholders	1,187	560	82
Less: reallocation of undistributed earnings to nonvested restricted stockholders	1,169	553	81

Diluted net earnings attributable to common stockholders	$132,371	$83,423	$30,634

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,426	56,205	52,372
Effect of dilutive securities:
Restricted stock	822	646	487
Stock options	5	24	50
ESPP	1	25	20

Diluted weighted-average number of common shares outstanding	56,254	56,900	52,929

Net earnings per common share:
Basic earnings per share	$2.39	$1.48	$0.58

Diluted earnings per share	$2.35	$1.47	$0.58

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

The components of accumulated other comprehensive loss were as follows:

	April 30,
	2018	2017
	(in thousands)
Foreign currency translation adjustments	$(32,399)	$(55,359)
Deferred compensation and pension plan adjustments, net of taxes	(9,073)	(15,127)
Interest rate swap unrealized gain (loss), net of taxes	1,337	(578)

Accumulated other comprehensive loss, net	$(40,135)	$(71,064)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains (Losses) on Marketable Securities	Unrealized (losses) gains on interest rate swap (2)	Accumulated Other Comprehensive Income (Loss)

Balance as of May 1, 2015	$(20,919)	$(19,708)	$4	$—	$(40,623)
Unrealized losses arising during the period	(15,420)	(3,653)	(4)	—	(19,077)
Reclassification of realized net losses to net income	—	1,789	—	—	1,789

Balance as of April 30, 2016	(36,339)	(21,572)	—	—	(57,911)
Unrealized (losses) gains arising during the period	(19,020)	4,584	—	(635)	(15,071)
Reclassification of realized net losses to net income	—	1,861	—	57	1,918

Balance as of April 30, 2017	(55,359)	(15,127)	—	(578)	(71,064)
Unrealized gains arising during the period	22,960	4,813	—	1,465	29,238
Reclassification of realized net losses to net income	—	1,241	—	450	1,691

Balance as of April 30, 2018	$(32,399)	$(9,073)	$—	$1,337	$(40,135)

(1)	The tax effects on unrealized gains (losses) were $2.5 million, $1.9 million and $(2.3) million as of April 30, 2018, 2017 and 2016, respectively. The tax effects on reclassifications of realized net losses were $0.8 million, $1.2 million and $1.1 million as of April 30, 2018, 2017 and 2016, respectively.
(2)	The tax effects on unrealized gains (losses) were $0.8 million and $(0.4) million as of April 30, 2018 and 2017, respectively. The tax effect on the reclassification of realized net losses to net income was $0.3 million as of April 30, 2018.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Restricted stock	$20,282	$18,045	$18,288
ESPP	1,187	913	590
Stock options	—	—	17

Total stock-based compensation expense, pre-tax	21,469	18,958	18,895
Tax benefit from stock-based compensation expense	(7,319)	(4,756)	(7,347)

Total stock-based compensation expense, net of tax	$14,150	$14,202	$11,548

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

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

Restricted stock activity is summarized below:

	April 30,
	2018		2017		2016
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, beginning of year	1,581	$29.74	1,506	$34.12	1,560	$22.15
Granted	650	$37.60	852	$17.43	784	$39.19
Vested	(431)	$26.13	(751)	$24.15	(809)	$16.35
Forfeited.	(70)	$33.26	(26)	$26.80	(29)	$23.38

Non-vested, end of year	1,730	$33.45	1,581	$29.74	1,506	$34.12

As of April 30, 2018, there were 0.7 million shares and 0.2 million non-vested shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $8.3 million and $3.0 million, respectively.

As of April 30, 2018, there was $30.8 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.3 years. During fiscal 2018 and 2017, 108,089 shares and 205,440 shares of restricted stock totaling $3.8 million and $4.8 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During fiscal 2018, 2017 and 2016, employees

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

purchased 198,749 shares at $31.77 per share, 207,141 shares at $20.93 per share and 95,135 shares at $28.83 per share, respectively. As of April 30, 2018, the ESPP had approximately 1.1 million shares remaining available for future issuance.

Common Stock

During fiscal 2018, 2017, and 2016, the Company issued 41,075 shares, 53,955 shares and 87,648 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.6 million, $0.8 million and $1.3 million, respectively.

During fiscal 2018 and 2017, the Company repurchased (on the open market) 984,079 shares and 1,140,576 shares, respectively, of the Company’s common stock for $33.1 million and $28.8 million, respectively. No shares were repurchased during fiscal 2016, other than to satisfy minimum tax withholding requirements upon the vesting of restricted stock as described above.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of April 30, 2018 and 2017:

	April 30, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$519,818	$—	$—	$519,818	$519,818	$—	$—	$—	$—
Money market funds	1,030	—	—	1,030	1,030	—	—	—	—
Mutual funds (1)	127,077	11,040	(1,032)	137,085	—	14,293	122,792	—	—

Total	$647,925	$11,040	$(1,032)	$657,933	$520,848	$14,293	$122,792	$—	$—

Level 2:
Foreign currency forward contracts	$—	$1,778	$(1,025)	$753	$—	$—	$—	$753	$—
Interest rate swap	$—	$2,076	$—	$2,076	$—	$—	$—	$2,076	$—

	April 30, 2017
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non-current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$409,824	$—	$—	$409,824	$409,824	$—	$—	$—	$—
Money market funds	1,058	—	—	1,058	1,058	—	—	—	—
Mutual funds (1)	113,818	6,697	(578)	119,937	—	4,363	115,574	—	—

Total	$524,700	$6,697	$(578)	$530,819	$410,882	$4,363	$115,574	$—	$—

Level 2:
Foreign currency forward contracts	$—	$129	$(846)	$(717)	$—	$—	$—	$—	$(717)
Interest rate swap	$—	$—	$(947)	$(947)	$—	$—	$—	$—	$(947)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

(1)	These investments are held in trust for settlement of the Company’s vested obligations of $118.2 million and $99.5 million as of April 30, 2018 and 2017, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During fiscal 2018 and 2017, the fair value of the investments increased; therefore, the Company recognized income of $10.3 million and $10.8 million, respectively which was recorded in other income (loss), net. During fiscal 2016, the fair value of the investments decreased; therefore, the Company recognized a loss of $3.3 million, which was recorded in other income (loss), net.

Investments in marketable securities classified as trading are based upon employee elections from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of April 30, 2018 and 2017, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available. Investments in marketable securities classified as available-for-sale securities are made based on the Company’s investment policy, which restricts the types of investments that can be made. As of April 30, 2018 and April 30, 2017, the Company does not hold marketable securities classified as available-for-sale. During fiscal 2016, the Company received $13.1 million in proceeds from maturities of available-for-sale marketable securities.

Designated Derivatives—Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. As of April 30, 2018, the notional amount was $119.5 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	April 30,
	2018	2017
	(in thousands)
Derivative asset:
Interest rate swap contract	$2,076	$—
Derivative liability:
Interest rate swap contract	$—	$947

During fiscal 2018 and 2017, the Company recognized the following gains and losses on the interest rate swap:

	Year Ended April 30,
	2018	2017
	(in thousands)
Gains (Losses) recognized in other comprehensive income (net of tax effects of $828 and ($406), respectively)	$1,465	$(635)
Losses reclassified from accumulated other comprehensive income into interest (expense) income, net	$(730)	$(94)

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.4 million of derivative gains included in AOCI as of April 30, 2018 will be reclassified into interest (expense) income, net within the following 12 months. The cash flows related to interest rate swap contracts are included in net cash provided by operating activities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	April 30,
	2018	2017
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,778	$129
Derivative liabilities:
Foreign currency forward contracts	$1,025	$846

As of April 30, 2018, the total notional amounts of the forward contracts purchased and sold were $80.8 million and $78.5 million, respectively. As of April 30, 2017, the total notional amounts of the forward contracts purchased and sold were $19.4 million and $70.0 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by master netting agreements. During fiscal 2018 and 2016, the Company incurred losses of $3.7 million and $1.8 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During fiscal 2017, the Company incurred gains of $0.6 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in cash flows from operating activities in the accompanying statements of cash flow.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions.

The total benefit obligations for these plans were as follows:

	Year Ended April 30,
	2018	2017
	(in thousands)
Deferred compensation and pension plans	$100,404	$95,596
Medical and Life Insurance plan	7,157	12,147
International retirement plans	13,729	12,021
Executive Capital Accumulation Plan	128,430	111,584

Total benefit obligation	249,720	231,348
Less: current portion of benefit obligation	(21,991)	(11,443)

Non-current benefit obligation	$227,729	$219,905

Deferred Compensation and Pension Plans

The Enhanced Wealth Accumulation Plan (“EWAP”) was established in fiscal 1994, which replaced the Wealth Accumulation Plan (“WAP”). Certain vice presidents elected to participate in a “deferral unit” that required the participant to contribute a portion of their compensation for an eight year period, or in some cases, make an after-tax contribution, in return for defined benefit payments from the Company over a fifteen year period at retirement age of 65 or later. Participants were able to acquire additional “deferral units” every five years. Vice presidents who did not choose to roll over their WAP units into the EWAP continue to be covered under the earlier version in which participants generally vest and commence receipt of benefit payments at retirement age of 65. In

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

June 2003, the Company amended the EWAP and WAP, so as not to allow new participants or the purchase of additional deferral units by existing participants.

The Company also maintains a Senior Executive Incentive Plan (“SEIP”) for participants approved by the Board. Generally, to be eligible, the vice president must be participating in the EWAP. Participation in the SEIP required the participant to contribute a portion of their compensation during a four-year period, or in some cases make an after-tax contribution, in return for a defined benefit paid by the Company generally over a fifteen year period after ten years of participation in the plan or such later date as elected by the participant. In June 2003, the Company amended the SEIP, so as not to allow new participants or the purchase of additional deferral units by existing participants.

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

On July 8, 2016, the Company established the LTPU Plan in order to promote the success of the Company by providing a select group of management and highly compensated employees with nonqualified supplemental retirement benefits as an additional means to attract, motivate and retain such employee. A unit award has a base value of $50,000 for the purpose of determining the payment that would be made upon early termination for a partially vested unit awards. The units vest 25% on each anniversary date with the unit becoming fully vested on the fourth anniversary of the grant date, subject to the participant’s continued service as of each anniversary date. Each vested unit award will pay out an annual benefit of $25,000 for each of five years commencing on the seventh anniversary of the grant date.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Deferred Compensation and Pension Plans

The following tables reconcile the benefit obligation for the deferred compensation plans:

	Year Ended April 30,
	2018	2017
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$121,042	$124,566
Service cost	11,691	5,507
Interest cost	3,469	3,820
Actuarial gain	(1,574)	(4,791)
Administrative expenses paid	(166)	—
Benefits paid from plan assets	(1,833)	(1,884)
Benefits paid from cash	(6,135)	(6,176)

Benefit obligation, end of year	126,494	121,042

Change in fair value of plan assets:
Fair value of plan assets, beginning of year	25,446	24,867
Actual return on plan assets	2,425	2,463
Benefits paid from plan assets	(1,833)	(1,884)
Administrative expenses paid	(166)	—
Employer contributions	218	—

Fair value of plan assets, end of year	26,090	25,446

Funded status and balance, end of year (1)	$(100,404)	$(95,596)

Current liability	$6,496	$6,182
Non-current liability	93,908	89,414

Total liability	$100,404	$95,596

Plan Assets - weighted-average asset allocation:
Debt securities	55%	46%
Equity securities	44%	54%
Other	1%	—%

Total	100%	100%

(1)	The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of April 30, 2018 and 2017, the Company held contracts with gross CSV of $186.8 million and $180.3 million, offset by outstanding policy loans of $66.7 million and $67.2 million, respectively.

The fair value measurements of the defined benefit plan assets fall within the following levels of the fair value hierarchy as of April 30, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
	(in thousands)
April 30, 2018:
Mutual funds	$—	$25,899	$—	$25,899
Money market funds	191	—	—	191

Total	$191	$25,899	$—	$26,090

April 30, 2017:
Mutual funds	$—	$25,446	$—	$25,446
Money market funds	—	—	—	—

Total	$—	$25,446	$—	$25,446

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Plan assets are invested in various asset classes that are expected to produce a sufficient level of diversification and investment return over the long term. The investment goal is a return on assets that is at least equal to the assumed actuarial rate of return over the long term within reasonable and prudent levels of risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are reviewed periodically with investment advisors to determine the appropriate investment strategies for acceptable risk levels. Our target allocation ranges are as follows: equity securities 40% to 50%, debt securities 45% to 55% and other assets of 5% to 10%. We establish our estimated long-term return on plan assets considering various factors including the targeted asset allocation percentages, historic returns and expected future returns. In fiscal 2017, the Company changed the method of achieving the target allocation by investing in mutual funds that are only available to institutional investors rather than owning specific equity and debt instruments as was done in previous years. The mutual funds are valued at fair value as determined by the net asset value of shares held at year-end.

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Service cost	$11,691	$5,507	$—
Interest cost	3,469	3,820	3,423
Amortization of actuarial loss	2,308	3,051	2,924
Expected return on plan assets	(1,594)	(1,559)	(682)

Net periodic benefit cost	$15,874	$10,819	$5,665

The weighted-average assumptions used in calculating the benefit obligations were as follows:

	Year Ended April 30,
	2018	2017	2016
Discount rate, beginning of year	3.57%	3.18%	3.28%
Discount rate, end of year	3.93%	3.57%	3.18%
Rate of compensation increase	0.00%	0.00%	0.00%
Expected long-term rates of return on plan assets	6.25%	6.50%	6.50%

At April 30, 2017, the Company elected to change the method it uses to estimate the interest and service components of net periodic cost for its defined benefit pension and supplemental benefit plans, which impacted the net periodic cost in fiscal 2018. The Company utilized a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Previously, the Company estimated the interest and service cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change compared to the previous method impacted the interest and service components of net periodic cost in future periods. The Company made this change to provide a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of the total benefit obligation as the change in the interest and service costs is offset in net actuarial gains and losses. The impact to interest and service costs is not significant. The Company accounted for this change prospectively as a change in accounting estimate.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Deferred Retirement Plans
(in thousands)
2019	$9,463
2020	9,552
2021	9,252
2022	9,179
2023	9,061
2024-2028	58,903

During fiscal 2019, the Company expects to recognize $1.8 million in net periodic benefit expense from deferred compensation and pension plans that will be transferred from accumulated other comprehensive income through the amortization of actuarial losses in the consolidated statements of income.

Medical and Life Insurance Plan

In conjunction with the acquisition of Legacy Hay on December 1, 2015, the Company inherited a benefit plan which offers medical and life insurance coverage to 128 participants. The Company amended the plan and required any active participants that were not yet eligible for benefits to retire within a short time frame in order to receive any benefits from the plan. As a result of the amendment, participants eligible to the plan declined and the Company reduced the benefit obligation by $4.0 million against other comprehensive income (loss) during fiscal 2018. Medical and life insurance benefit plans are unfunded.

The following table reconciles the benefit obligation for the medical and life insurance plan:

	Year End April 30,
	2018	2017
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$12,147	$13,006
Plan amendment	(4,008)	—
Service cost	94	155
Interest cost	366	426
Actuarial gain	(875)	(833)
Benefits paid	(567)	(607)

Benefit obligation, end of year	$7,157	$12,147

Current liability	$668	$765
Non-current liability	6,489	11,382

Total liability	$7,157	$12,147

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

The components of net periodic benefits costs are as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Service cost	$94	$155	$62
Interest cost	366	426	208
Net periodic service credit amortization	(308)	—	—

Net periodic benefit cost	$152	$581	$270

The weighted-average assumptions used in calculating the medical and life insurance plan were as follows:
	Year Ended April 30,
	2018	2017	2016
Discount rate, beginning of year or acquisition date	3.75%	3.36%	4.10%
Discount rate, end of year	3.94%	3.75%	3.36%
Healthcare care cost trend rate	7.00%	7.00%	7.00%

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

Benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending April 30,	Medical and Life Insurance
(in thousands)
2019	$676
2020	667
2021	643
2022	620
2023	601
2024-2028	2,555

During fiscal 2019, the Company expects to recognize $0.3 million in net periodic benefit income from the medical and life insurance plan that will be transferred from accumulated other comprehensive income through the amortization of prior service credit in the consolidated statements of income.

International Retirement Plans

The Company also maintains various retirement plans and other miscellaneous deferred compensation arrangements in 21 foreign jurisdictions. The aggregate of the long-term benefit obligation accrued at April 30, 2018 and 2017 is $13.7 million for 1,999 participants and $12.0 million for 1,710 participants, respectively. The Company’s contribution to these plans was $10.7 million and $9.3 million in fiscal 2018 and 2017, respectively.

Executive Capital Accumulation Plan

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and such contributions may be granted to key employees annually based on the employee’s performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

generally a four to five year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or ‘in service’ either in a lump sum or in quarterly installments over one to 15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying consolidated balance sheets.

The Company issued ECAP awards during fiscal 2018, 2017 and 2016 of $6.2 million, $6.2 million and $23.2 million, respectively.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During fiscal 2018 and 2017, the deferred compensation liability increased; therefore, the Company recognized compensation expense of $11.1 million and $10.6 million, respectively. Offsetting the increases in compensation and benefits liability was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations of the ECAP liabilities) of $10.3 million and $10.8 million in fiscal 2018 and 2017, respectively, recorded in other income (loss), net on the consolidated statements of income. During fiscal 2016, the deferred compensation liability decreased; therefore, the Company recognized a credit to compensation expense of $1.7 million, offset by a decrease in the fair value of marketable securities classified as trading (held in trust to satisfy obligations of the ECAP liabilities) of $3.3 million, recorded in other income (loss), net on the consolidated statements of income.

Changes in the ECAP liability were as follows:

	Year Ended April 30,
	2018	2017
	(in thousands)
Balance, beginning of year	$111,584	$105,676
Employee contributions	5,036	5,349
Amortization of employer contributions	12,175	13,667
Gain on investment	11,095	10,565
Employee distributions	(11,923)	(23,044)
Exchange rate fluctuations	463	(629)

Balance, end of year	128,430	111,584
Less: current portion	(14,827)	(4,496)

Non-current portion	$113,603	$107,088

As of April 30, 2018 and 2017, the unamortized portion of the Company contributions to the ECAP was $19.2 million and $25.5 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan (“401(k) plan”) for eligible employees. Participants may contribute up to 50% of their base compensation as defined in the plan agreement. In addition, the Company has the option to make matching contributions. The Company intends to make matching contributions related to fiscal 2018 in fiscal 2019. The Company made a $2.3 million matching contribution in fiscal 2018 related to contributions made by employees in fiscal 2017 and a $1.8 million matching contribution in fiscal 2017 related to contributions made by employees in fiscal 2016.

Company Owned Life Insurance

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $186.8 million and $180.3 million as of April 30, 2018 and 2017, respectively, is offset by outstanding policy loans of $66.7 million and $67.2 million in the accompanying consolidated balance sheets as of April 30, 2018 and 2017, respectively. Total death benefits payable, net of loans under COLI contracts, were $226.0 million and $220.6 million at April 30, 2018 and 2017, respectively. Management intends to use the future

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

death benefits from these insurance contracts to fund the deferred compensation and pension arrangements; however, there may not be a direct correlation between the timing of the future cash receipts and disbursements under these arrangements. The CSV value of the underlying COLI investments increased by $7.8 million, $4.9 million and $4.0 million during fiscal 2018, 2017 and 2016, respectively, recorded as a decrease in compensation and benefits expense. In addition, certain policies are held in trusts to provide additional benefit security for the deferred compensation and pension plans. As of April 30, 2018, COLI contracts with a net CSV of $81.5 million and death benefits, net of loans, of $150.4 million were held in trust for these purposes.

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

The Company continued the implementation of the fiscal 2016 restructuring plan in fiscal 2017 and 2018 in order to integrate the Hay Group entities that were acquired in fiscal 2016 by eliminating redundant positions and operational, general and administrative expenses and consolidating premises. This resulted in restructuring charges of $0.1 million in fiscal 2018 related to consolidation of premises and restructuring charges of $34.6 million in fiscal 2017, of which $16.0 million related to severance and $18.6 million related to consolidation of premises.

Changes in the restructuring liability were as follows:

	Severance	Facilities	Total
	(in thousands)
Liability as of April 30, 2016	$5,293	$669	$5,962
Restructuring charges, net	15,963	18,637	34,600
Reductions for cash payments	(14,974)	(8,703)	(23,677)
Non-cash items	—	(2,024)	(2,024)
Exchange rate fluctuations	(941)	(225)	(1,166)

Liability as of April 30, 2017	5,341	8,354	13,695
Restructuring charges, net	—	78	78
Reductions for cash payments	(4,541)	(6,050)	(10,591)
Exchange rate fluctuations	251	563	814

Liability as of April 30, 2018	$1,051	$2,945	$3,996

As of April 30, 2018 and 2017, the restructuring liability is included in the current portion of other accrued liabilities on the consolidated balance sheets, except for $1.0 million and $4.6 million, respectively, of facilities costs which primarily relate to commitments under operating leases, net of estimated sublease income, which are included in other long-term liabilities.

The restructuring liability by segment is summarized below:

	April 30, 2018
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$—	$254	$254
Asia Pacific	—	6	6

Total Executive Search	—	260	260
Hay Group	1,051	2,602	3,653
Futurestep	—	83	83

Liability as of April 30, 2018	$1,051	$2,945	$3,996

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

	April 30, 2017
	Severance	Facilities	Total
	(in thousands)
Executive Search
North America	$134	$250	$384
Europe, Middle East and Africa (“EMEA”)	393	—	393
Asia Pacific	—	6	6
Latin America	—	87	87

Total Executive Search	527	343	870
Hay Group	4,814	7,879	12,693
Futurestep	—	132	132

Liability as of April 30, 2017	$5,341	$8,354	$13,695

8. Income Taxes

The provision for income taxes is based on reported income before income taxes. Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes, as measured by applying the currently enacted tax laws.

On December 22, 2017, the Tax Act was enacted and contains significant changes to U.S. income tax law. The most significant impacts of the Tax Act on the Company’s current fiscal year include (1) a reduction in the U.S. corporate federal statutory income tax rate from 35.0% to 21.0% effective January 1, 2018, and (2) a one-time tax on accumulated foreign earnings (the “Transition Tax”), which is applicable at a rate of 15.5% on cash and other specified assets and 8% on other residual earnings. Because of our April 30 fiscal year end, the Company’s fiscal 2018 statutory federal tax rate is 30.4%.

As a result of the enactment of the Tax Act, the Company recorded a provisional tax charge of $18.4 million for the Transition Tax and a provisional tax benefit of $5.9 million from the remeasurement of our U.S. federal deferred tax assets and liabilities at the rate at which we expect these deferred tax balances to be realized. The amounts recorded as a result of the enactment of the Tax Act, specifically the impact of the Transition Tax and the remeasurement of deferred tax balances, are provisional estimates. Additional information and analysis are required to finalize the impact that the Tax Act will have on our financial results, including refinement of the computation of foreign subsidiaries earnings and the final determination of deferred tax balances subject to remeasurement. Additionally, anticipated future guidance from the Internal Revenue Service, state tax agencies, the Financial Accounting Standards Board and the Securities and Exchange Commission could result in changes to these provisional amounts. The Company will continue to appropriately refine these amounts within the measurement period allowed by SAB No.118, which will be completed no later than December 22, 2018.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

The provision (benefit) for domestic and foreign income taxes was as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Current income taxes:
Federal	$29,400	$(2,026)	$13,087
State	2,863	1,207	3,271
Foreign	44,434	23,334	16,394

Current provision for income taxes	76,697	22,515	32,752
Deferred income taxes:
Federal	(3,530)	3,341	(5,334)
State	(317)	341	(1,838)
Foreign	(2,717)	2,907	(6,620)

Deferred (benefit) provision for income taxes	(6,564)	6,589	(13,792)

Total provision for income taxes	$70,133	$29,104	$18,960

The domestic and foreign components of income from continuing operations before domestic and foreign income and other taxes and equity in earnings of unconsolidated subsidiaries were as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Domestic	$46,867	$5,539	$22,228
Foreign	158,866	110,470	26,534

Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	$205,733	$116,009	$48,762

The reconciliation of the statutory federal income tax rate to the effective consolidated tax rate is as follows:

	Year Ended April 30,
	2018	2017	2016
U.S. federal statutory income tax rate	30.4%	35.0%	35.0%
Non-deductible transaction costs	—	—	5.8
Foreign tax rates differential	(2.3)	(9.1)	(2.8)
COLI increase, net	(1.2)	(1.5)	(2.9)
Conclusion of U.S. federal tax audit	—	—	(4.4)
Transition tax	9.0	—	—
Deferred tax remeasurement	(2.4)	—	—
Non-deductible operating expenses	0.3	0.6	1.5
Devaluation of Venezuelan currency	—	—	7.4
Change in valuation allowance	(2.3)	(3.1)	(6.2)
Change in uncertain tax positions	0.9	—	1.3
Foreign source income, net of credits generated	(0.1)	(0.1)	0.5
Other	1.8	3.3	3.7

Effective income tax rate	34.1%	25.1%	38.9%

The higher effective tax rate in fiscal 2018 was due primarily to the enactment of the Tax Act. Korn Ferry will continue to appropriately refine these amounts within the measurement period allowed by SAB No.118, which will be completed no later than December 22, 2018. The lower effective tax rate in fiscal 2017 was due primarily to a higher percentage of taxable income arising in jurisdictions with lower statutory tax rates. In both fiscal 2018 and 2017, the Company recorded an income tax benefit from the reversal of valuation allowances previously recorded against deferred tax assets, including net operating losses, of certain foreign subsidiaries that have returned to profitability and are now more-likely-than-not to realize those deferred tax assets.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Components of deferred tax assets and liabilities are as follows:

	April 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Deferred compensation	$67,852	$92,043
Loss and credit carryforwards	22,297	32,854
Reserves and accruals	13,945	14,095
Deferred rent	6,827	9,797
Deferred revenue	1,793	2,434
Allowance for doubtful accounts	2,296	1,705
Other	982	3,041

Gross deferred tax assets	115,992	155,969

Deferred tax liabilities:
Intangibles	(57,046)	(90,214)
Property and equipment	(5,000)	(11,507)
Prepaid expenses	(19,123)	(17,324)
Other	(2,726)	(2,485)

Gross deferred tax liabilities	(83,895)	(121,530)

Valuation allowances	(15,682)	(21,278)

Net deferred tax asset	$16,415	$13,161

Deferred tax assets are reduced by a valuation allowance if it is more-likely-than-not that some portion or all of the deferred tax asset will not be realized. Management believes uncertainty exists regarding the realizability of certain operating losses and has, therefore, established a valuation allowance for this portion of the deferred tax asset. Realization of the deferred tax asset is dependent on the Company generating sufficient taxable income of the appropriate nature in future years. Although realization is not assured, management believes that it is more likely than-not that the net deferred tax assets will be realized. Deferred tax assets and deferred tax liabilities are presented net on the consolidated balance sheets by tax jurisdiction.

As of April 30, 2018, the Company had U.S. federal net operating loss carryforwards of $3.2 million, which the Company anticipates will be fully utilized by fiscal 2028. The Company has state net operating loss carryforwards of $61.2 million, which, if unutilized, will begin to expire in fiscal 2019. The Company also has foreign net operating loss carryforwards of $87.8 million, which, if unutilized, will begin to expire in fiscal 2019.

The Company has not provided deferred income taxes on approximately $492.3 million of undistributed earnings of its foreign subsidiaries as such earnings are intended to be reinvested indefinitely. If a distribution of these earnings was to be made, the Company may be subject to state income and foreign withholding taxes. An estimate of such taxes, however, is not practicable.

The Company and its subsidiaries file federal and state income tax returns in the U.S. as well as in foreign jurisdictions. These income tax returns are subject to audit by the Internal Revenue Service (the ‘IRS’) and various state and foreign tax authorities. The IRS is currently auditing the fiscal year 2016 federal tax return. The States of California, Illinois, Minnesota, New York and the City of New York are currently auditing the Company’s state income tax returns for various fiscal years. Outside the United States, income tax returns of the Company’s subsidiaries are under audit in Canada, France and India. The Company’s income tax returns are not otherwise under examination in any material jurisdictions. The statute of limitations varies by jurisdiction in which the Company operates. With few exceptions, however, the Company’s tax returns for years prior to fiscal 2012 are no longer open to examination by tax authorities (including U.S. federal, state and foreign).

Unrecognized tax benefits are the differences between the amount of benefits of tax positions taken, or expected to be taken, on a tax return and the amount of benefits recognized for financial reporting purposes. As of April 30,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

2018, the Company had a liability of $3.7 million for unrecognized tax benefits. A reconciliation of the beginning and ending balances of the unrecognized tax benefits is as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefits, beginning of year	$2,478	$2,095	$2,423
Settlement with tax authority	(708)	—	(1,963)
Additions based on tax positions related to the current year	1,116	383	1,305
Additions based on tax positions related to prior years	788	—	330

Unrecognized tax benefits, end of year	$3,674	$2,478	$2,095

The liability for unrecognized tax benefits is included in income taxes payable in the consolidated balance sheets. The full amount of unrecognized tax benefits would impact the effective tax rate if recognized. In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change due to resolution of certain tax matters either because the tax position are sustained on audit or the Company agrees to their disallowance. These resolutions could reduce the Company’s liability for unrecognized tax benefits by approximately $3.1 million. The Company does not expect a change in the amount of unrecognized tax benefits to have a material financial statement impact.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. The Company accrued approximately $0.3 million and no accrual for interest related to unrecognized tax benefits as of April 30, 2018 and April 30, 2017, respectively. The Company had no accrual for penalties related to unrecognized tax benefits as of April 30, 2018 and April 30, 2017, respectively. The Company accrued approximately $0.3 million of interest related to unrecognized tax benefits over the last three fiscal years.

9. Property and Equipment, Net

Property and equipment include the following:

	April 30,
	2018	2017
	(in thousands)
Computer equipment and software (1)	$191,437	$160,399
Leasehold improvements	82,467	75,921
Furniture and fixtures	42,889	39,848
Automobiles	1,305	1,956

	318,098	278,124
Less: accumulated depreciation and amortization	(198,197)	(168,557)

Property and equipment, net	$119,901	$109,567

(1)	Depreciation expense for capitalized software was $12.8 million, $12.6 million and $11.3 million during fiscal 2018, 2017 and 2016, respectively. The net book value of the Company’s computer software costs included in property and equipment, net was $46.4 million and $33.2 million as of April 30, 2018 and 2017, respectively.

Depreciation expense for property and equipment was $33.8 million, $31.9 million and $24.5 million during fiscal 2018, 2017 and 2016, respectively.

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent. On June 8, 2018, the Company entered into an amendment to the Credit Agreement. See Note 16—Subsequent Events. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

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

Year Ending April 30,	Principal Payments on Term Loan
(in thousands)
2019	$25,781
2020	27,500
2021	27,500
2022	158,125

$238,906

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During fiscal 2018 and 2017, the average rate on the Term Facility was 2.60% and 2.23%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totaling $20.6 million and $15.5 million made during fiscal 2018 and 2017, respectively. As of April 30, 2018 and 2017, $238.9 million and $259.5 million were outstanding under the Term Facility, respectively. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.7 million and $3.5 million as of April 30, 2018 and 2017, respectively. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of April 30, 2018, the Company was in compliance with its debt covenants.

As of April 30, 2018 and 2017, the Company had no borrowings under the Revolver. The Company had a total of $122.1 million and $122.0 million available under the Revolver after $2.9 million and $3.0 million standby letters of credit were issued as of April 30, 2018 and 2017, respectively. The Company had a total of $7.4 million and $8.1 million of standby letters of credits with other financial institutions as of April 30, 2018 and 2017, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

The Company has outstanding borrowings against the CSV of COLI contracts of $66.7 million and $67.2 million at April 30, 2018 and 2017, respectively. CSV reflected in the accompanying consolidated balance sheets is net of the outstanding borrowings, which are secured by the CSV of the life insurance policies. Principal payments are not scheduled and interest is payable at least annually at various fixed and variable rates ranging from 4.76% to 8.00%.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

11. Business Segments

The Company currently operates through three business segments: Executive Search, Hay Group and Futurestep. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Hay Group assists clients with ongoing assessment, compensation and development of their senior executives and management teams, and addresses four fundamental needs: Talent Strategy, Succession Management, Leadership Development, and Rewards, Motivation and Engagement, all underpinned by a comprehensive array of world-leading IP, products and tools. Futurestep is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Hay Group and Futurestep worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Hay Group and Futurestep report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Financial highlights by business segment are as follows:

	Year Ended April 30, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$408,098	$173,725	$96,595	$30,624	$709,042	$785,013	$273,162	$—	$1,767,217
Total revenue	$421,260	$177,234	$98,062	$30,717	$727,273	$801,005	$291,241	$—	$1,819,519

Net income attributable to Korn/Ferry International									$133,779
Net income attributable to noncontrolling interest									2,118
Other income, net									(11,525)
Interest expense, net									9,676
Equity in earnings of unconsolidated subsidiaries, net									(297)
Income tax provision									70,133

Operating income (loss)	$100,037	$26,768	$18,425	$4,022	$149,252	$100,939	$39,363	$(85,670)	$203,884
Depreciation and amortization	3,930	1,689	1,408	455	7,482	31,527	3,054	6,525	48,588
Other income, net	845	168	373	181	1,567	599	152	9,207	11,525
Equity in earnings of unconsolidated subsidiaries, net	297	—	—	—	297	—	—	—	297

EBITDA	105,109	28,625	20,206	4,658	158,598	133,065	42,569	(69,938)	264,294
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition cost	—	—	—	—	—	9,151	—	279	9,430

Adjusted EBITDA	$105,109	$28,625	$20,519	$4,658	$158,911	$141,975	$42,575	$(69,659)	$273,802

Identifiable assets (1)	$411,347	$198,815	$98,599	$23,832	$732,593	$1,092,474	$144,160	$318,687	$2,287,914
Long-lived assets (1)	$22,813	$11,018	$10,834	$3,203	$47,868	$42,605	$6,390	$23,038	$119,901
Goodwill (1)	$47,757	$47,501	$972	$—	$96,230	$458,169	$29,823	$—	$584,222

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

	Year Ended April 30, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$724,186	$223,659	$—	$1,565,521
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535

Adjusted fee revenue	$356,625	$146,506	$80,169	$34,376	$617,676	$727,721	$223,659	$—	$1,569,056

Total revenue	$369,803	$150,113	$81,744	$34,533	$636,193	$741,533	$243,943	$—	$1,621,669

Net income attributable to Korn/Ferry International									$84,181
Net income attributable to noncontrolling interest									3,057
Other income, net									(11,820)
Interest expense, net									10,251
Equity in earnings of unconsolidated subsidiaries, net									(333)
Income tax provision									29,104

Operating income (loss)	$81,550	$27,854	$8,580	$6,268	$124,252	$47,302	$29,986	$(87,100)	$114,440
Depreciation and amortization	3,812	1,030	1,060	483	6,385	32,262	2,818	5,795	47,260
Other income (loss), net	844	(15)	300	684	1,813	341	(91)	9,757	11,820
Equity in earnings of unconsolidated subsidiaries, net	333	—	—	—	333	—	—	—	333

EBITDA	86,539	28,869	9,940	7,435	132,783	79,905	32,713	(71,548)	173,853
Restructuring charges, net	1,719	629	1,495	773	4,616	29,663	101	220	34,600
Integration/acquisition cost	—	—	—	—	—	14,440	—	7,939	22,379
Deferred revenue adjustment due to acquisition	—	—	—	—	—	3,535	—	—	3,535
Separation costs	—	—	—	—	—	609	—	—	609

Adjusted EBITDA	$88,258	$29,498	$11,435	$8,208	$137,399	$128,152	$32,814	$(63,389)	$234,976

Identifiable assets (1)	$340,069	$158,927	$87,845	$26,897	$613,738	$1,057,611	$116,717	$274,832	$2,062,898
Long-lived assets (1)	$23,746	$11,089	$8,371	$3,262	$46,468	$37,846	$6,693	$18,560	$109,567
Goodwill (1)	$46,201	$44,976	$972	$—	$92,149	$457,241	$27,475	$—	$576,865

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

	Year Ended April 30, 2016
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Hay Group	Futurestep	Corporate	Consolidated
	(in thousands)
Fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$471,145	$198,053	$—	$1,292,112
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967

Adjusted fee revenue	$371,345	$144,319	$80,506	$26,744	$622,914	$482,112	$198,053	$—	$1,303,079

Total revenue	$386,256	$148,285	$83,206	$26,781	$644,528	$488,217	$213,969	$—	$1,346,714

Net income attributable to Korn/Ferry International									$30,913
Net income attributable to noncontrolling interest									520
Other loss, net									4,167
Interest income, net									(237)
Equity in earnings of unconsolidated subsidiaries, net									(1,631)
Income tax provision									18,960

Operating income (loss)	$100,381	$20,607	$12,572	$(1,854)	$131,706	$(3,415)	$26,702	$(102,301)	$52,692
Depreciation and amortization	3,267	1,029	941	312	5,549	21,854	2,386	6,431	36,220
Other (loss) income, net	(147)	433	21	312	619	(868)	364	(4,282)	(4,167)
Equity in earnings of unconsolidated subsidiaries, net	437	—	—	—	437	—	—	1,194	1,631

EBITDA	103,938	22,069	13,534	(1,230)	138,311	17,571	29,452	(98,958)	86,376
Restructuring charges, net	499	5,807	577	322	7,205	25,682	49	77	33,013
Integration/acquisition costs	—	—	—	—	—	17,607	—	27,802	45,409
Venezuelan foreign currency loss	—	—	—	6,635	6,635	7,085	—	—	13,720
Deferred revenue adjustment due to acquisition	—	—	—	—	—	10,967	—	—	10,967
Separation costs	—	—	—	—	—	—	—	744	744

Adjusted EBITDA	$104,437	$27,876	$14,111	$5,727	$152,151	$78,912	$29,501	$(70,335)	$190,229

Identifiable assets (1)	$227,228	$150,516	$86,394	$24,273	$488,411	$1,005,457	$104,396	$300,336	$1,898,600
Long-lived assets (1)	$19,044	$4,817	$3,708	$1,479	$29,048	$42,974	$4,635	$18,779	$95,436
Goodwill (1)	$48,320	$46,193	$972	$—	$95,485	$465,937	$28,650	$—	$590,072

(1)	As of the end of the fiscal year.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Fee revenue attributed to an individual customer or country, other than the U.S., did not account for more than 10% of the total fee revenue in fiscal 2018, 2017 or 2016. Fee revenue classified by country in which the Company derives revenues are as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
U.S.	$778,470	$728,871	$669,585
Other countries	988,747	836,650	622,527

Total fee revenue	$1,767,217	$1,565,521	$1,292,112

Other than the U.S., no single country controlled over 10% of the total long-lived assets, excluding financial instruments and tax assets. Long-lived assets, excluding financial instruments and tax assets, classified by controlling country are as follows:

	Year Ended April 30,
	2018	2017	2016
	(in thousands)
U.S. (1)	$80,424	$70,949	$64,525
Other countries	39,477	38,618	30,911

Total long-lived assets	$119,901	$109,567	$95,436

(1)	Includes Corporate long-lived assets

12. Acquisitions

The following is a summary of acquisitions the Company completed during the periods indicated (no acquisitions were completed in fiscal 2018 or 2017:

Year Ended April 30, 2016 (1)
(in thousands)
Receivables due from clients	$116,509
Other current assets	15,587
Property and equipment	29,428
Intangible assets	196,400
Other non-current assets	7,345
Current liabilities	125,640
Deferred compensation and other retirement plans	31,400
Deferred tax liabilities	58,729
Other liabilities	8,536

Net assets acquired	140,964
Purchase price	476,885

Goodwill	$335,921

Integration/acquisition costs	$45,409

Goodwill by segment – Hay Group	$335,921

(1)

On December 1, 2015, the Company completed its acquisition of Legacy Hay, a global leader in people strategy and organizational performance, for $476.9 million, net of cash acquired. The purchase price consisted of $259.0 million in cash ($54 million from foreign locations), net of estimated cash acquired and 5,922,136 shares of the Company’s common stock, par value $0.01 per share (the “Consideration Shares”), representing an aggregate value of $217.9 million based on the closing price of the Company’s common stock on The New York Stock Exchange on November 30, 2015. On November 23, 2015, the Company borrowed

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

$150 million from the Term Facility, to finance a portion of the Legacy Hay acquisition purchase price. As part of the acquisition, the Company has committed to a $40 million retention pool (of which $14.5 million and $9.0 million were paid in fiscal 2018 and 2017, respectively) for certain employees of Legacy Hay subject to certain circumstances. The remaining balance will be payable within 45 days after November 30, 2018.

The acquisition strengthens the Company’s IP, enhances our geographical presence, adds complimentary capabilities to further leverage search relationships and broadens capabilities for assessment and development. It improves our ability to support the global business community not only in attracting top talent and designing compensation and reward incentives, but also with an integrated approach to the entire leadership and people continuum. Actual results of operations of Legacy Hay are included in the Company’s consolidated financial statements from December 1, 2015, the effective date of the acquisition, and includes $186.8 million, $740.2 million and $28.5 million in fee revenue, total assets and Adjusted EBITDA, respectively, with an Adjusted EBITDA margin of 14.4%, during fiscal 2016. Legacy Hay is included in the Hay Group segment.

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

Pro forma financial information (unaudited)

Unaudited pro forma consolidated fee revenue and unaudited pro forma net income for fiscal 2016 were $1.6 billion and $23 million, respectively, as though the acquisition of Legacy Hay had occurred as of the beginning of fiscal 2016. The unaudited pro forma financial information is for illustrative purposes and is not indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results.

The unaudited pro forma results primarily include adjustments for amortization charges for acquired intangible assets and property and equipment, compensation expense for retention awards and imputed interest expense on Term Facility and the related tax effect on the aforementioned items.

13. Goodwill and Intangible Assets

Changes in the carrying value of goodwill by reportable segment were as follows. Also see Note 16—Subsequent Events for information regarding an impairment charge that the Company will record in the first quarter of fiscal 2019:

	Executive Search
	North America	EMEA	Asia Pacific	Subtotal	Hay Group	Futurestep	Consolidated
	(in thousands)
Balance as of May 1, 2016.	$48,320	$46,193	$972	$95,485	$465,937	$28,650	$590,072
Adjustments	—	—	—	—	(8,179)	—	(8,179)
Exchange rate fluctuations.	(2,119)	(1,217)	—	(3,336)	(517)	(1,175)	(5,028)

Balance as of April 30, 2017.	46,201	44,976	972	92,149	457,241	27,475	576,865
Exchange rate fluctuations.	1,556	2,525	—	4,081	928	2,348	7,357

Balance as of April 30, 2018.	$47,757	$47,501	$972	$96,230	$458,169	$29,823	$584,222

Tax deductible goodwill from the PIVOT Leadership acquisition was $7.0 million and $7.4 million as of April 30, 2018 and 2017, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Intangible assets include the following:

	April 30, 2018			April 30, 2017
	(in thousands)
Amortized intangible assets:	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer lists	$125,099	$(42,248)	$82,851	$125,099	$(31,094)	$94,005
Intellectual property	33,100	(20,112)	12,988	33,100	(16,994)	16,106
Proprietary databases	4,256	(3,628)	628	4,256	(3,202)	1,054
Non-compete agreements	910	(873)	37	910	(833)	77
Trademarks	3,986	(3,986)	—	3,986	(3,986)	—

Total	$167,351	$(70,847)	96,504	$167,351	$(56,109)	111,242

Unamortized intangible assets:
Trademarks			106,000			106,000
Exchange rate fluctuations			712			77

Total Intangible assets			$203,216			$217,319

Amortization expense for amortized intangible assets was $14.7 million, $15.4 million and $11.7 million during fiscal 2018, 2017 and 2016, respectively. Estimated annual amortization expense related to amortizing intangible assets is as follows:

Year Ending April 30,	Estimated Annual Amortization Expense
(in thousands)
2019	$13,487
2020	13,204
2021	13,071
2022	13,060
2023	11,208
Thereafter	32,474

$96,504

All amortizable intangible assets will be fully amortized by the end of fiscal 2032.

14. Commitments and Contingencies

Lease Commitments

The Company leases office premises and certain office equipment under leases expiring at various dates through 2030. Total rental expense during fiscal 2018, 2017 and 2016 amounted to $57.6 million, $56.8 million and $45.5 million, respectively.

Future minimum commitments under non-cancelable operating leases with lease terms in excess of one year excluding commitments accrued in the restructuring liability are as follows:

Year Ending April 30,	Lease Commitments
(in thousands)
2019	$66,071
2020	62,305
2021	56,634
2022	49,322
2023	42,306
Thereafter	116,186

$392,824

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

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

15. Quarterly Results (Unaudited)

The following table sets forth certain unaudited consolidated statements of income data for the quarters in fiscal 2018 and 2017. The unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in management’s opinion, includes all adjustments necessary to present fairly the information for the quarters presented.

	Quarters Ended
	Fiscal 2018				Fiscal 2017
	April 30	January 31	October 31	July 31	April 30	January 31	October 31	July 31
	(in thousands, except per share data)
Fee revenue	$475,364	$447,581	$443,018	$401,254	$406,065	$381,918	$401,917	$375,621
Operating income	$63,281	$48,622	$51,244	$40,737	$32,834	$30,542	$46,548	$4,516
Net income	$42,309	$27,427	$36,732	$29,429	$27,736	$24,378	$31,056	$4,068
Net income attributable to Korn/Ferry International	$41,160	$27,247	$36,331	$29,041	$26,924	$23,897	$30,152	$3,208
Net earnings per common share:
Basic.	$0.74	$0.49	$0.65	$0.52	$0.48	$0.42	$0.53	$0.06
Diluted.	$0.73	$0.48	$0.64	$0.51	$0.47	$0.42	$0.52	$0.06

16. Subsequent Events

Credit Agreement Amendment

On June 8, 2018, in anticipation of the approval by the Board of Directors of the Company of a rebranding and restructuring plan (which plan was approved on June 12, 2018), as discussed under “Impairment of Intangible Asset”, the Company entered into an amendment to its Credit Agreement. The Amendment permits a holding company reorganization (the “KF Merger”), after which a new public holding company, Korn Ferry, will own all of the stock of the Company, and will become effective when certain conditions set forth therein, including consummation of the KF Merger, are satisfied.

Quarterly Dividend Declaration

On June 12, 2018, the Board of Directors of the Company declared a cash dividend of $0.10 per share that will be paid on July 13, 2018 to holders of the Company’s common stock of record at the close of business on June 26, 2018. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 30, 2018 (continued)

Impairment of Intangible Asset

On June 12, 2018, the Company’s Board of Directors voted to approve a rebranding plan for the Company. This plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting of all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions. The Hay Group back office was fully integrated as of the beginning of FY’18 and the Company then focused on its integrated go-to-market activities. This integrated go-to-market approach was a key driver in the 13% fee revenue growth in FY’18, which led to the decision to further integrate our go-to-market activities under one master brand – Korn Ferry. In the near term, the Company will discontinue the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106 million of the purchase price was allocated to indefinite lived tradename intangible assets. As a result of the decision to discontinue their use, the Company will take a one-time, non-cash intangible asset impairment charge of $106 million, or $79 million on an after-tax basis in Q1 FY’19.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

April 30, 2018

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charges to Cost and Expenses	Recoveries (Charges) to Other Accounts (1)	Deductions (2)	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Year Ended April 30, 2018	$15,455	$13,675	$551	$(11,836)	$17,845
Year Ended April 30, 2017	$11,292	$12,987	$(415)	$(8,409)	$15,455
Year Ended April 30, 2016	$9,958	$8,570	$(270)	$(6,966)	$11,292
Deferred tax asset valuation allowance:
Year Ended April 30, 2018	$21,278	$3,421	$—	$(9,017)	$15,682
Year Ended April 30, 2017	$22,030	$7,931	$—	$(8,683)	$21,278
Year Ended April 30, 2016	$21,608	$18,993	$—	$(18,571)	$22,030

(1)	Exchange rate fluctuations.
(2)	Allowance for doubtful accounts represents accounts written-off, net of recoveries and deferred tax asset valuation represents release of prior valuation allowances.