Form 10-Q
period 2018-07-31
KORN FERRY INTERNATIONAL
filed 2018-09-07
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

The number of shares outstanding of our common stock as of September 4, 2018 was 56,940,561 shares.

KORN/FERRY INTERNATIONAL

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	April 30, 2018
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$365,729	$520,848
Marketable securities	10,952	14,293
Receivables due from clients, net of allowance for doubtful accounts of $19,201 and $17,845 at July 31, 2018 and April 30, 2018, respectively	397,559	384,996
Income taxes and other receivables	36,999	29,089
Unearned compensation	40,713	37,333
Prepaid expenses and other assets	32,056	27,700
Total current assets	884,008	1,014,259
Marketable securities, non-current	123,124	122,792
Property and equipment, net	123,318	119,901
Cash surrender value of company owned life insurance policies, net of loans	121,828	120,087
Deferred income taxes	39,512	25,520
Goodwill	581,858	584,222
Intangible assets, net	93,050	203,216
Unearned compensation, non-current	92,378	78,295
Investments and other assets	20,394	19,622
Total assets	$2,079,470	$2,287,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$35,325	$35,196
Income taxes payable	25,790	23,034
Compensation and benefits payable	175,477	304,980
Term loan	26,629	24,911
Other accrued liabilities	150,534	170,339
Total current liabilities	413,755	558,460

Deferred compensation and other retirement plans	234,468	227,729
Term loan, non-current	204,654	211,311
Deferred tax liabilities	1,609	9,105
Other liabilities	60,364	61,694
Total liabilities	914,850	1,068,299

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 72,171 and 71,631 shares issued at July 31, 2018 and April 30, 2018, respectively, and 56,938 and 56,517 shares outstanding at July 31, 2018 and April 30, 2018, respectively	681,060	683,942
Retained earnings	537,015	572,800
Accumulated other comprehensive loss, net	(56,488)	(40,135)
Total Korn/Ferry International stockholders' equity	1,161,587	1,216,607
Noncontrolling interest	3,033	3,008
Total stockholders' equity	1,164,620	1,219,615
Total liabilities and stockholders' equity	$2,079,470	$2,287,914

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended July 31,
	2018	2017
	(in thousands, except per share data)
Fee revenue	$465,568	$401,254
Reimbursed out-of-pocket engagement expenses	12,794	13,663
Total revenue	478,362	414,917

Compensation and benefits	321,905	272,756
General and administrative expenses	168,724	58,261
Reimbursed expenses	12,794	13,663
Cost of services	18,327	15,813
Depreciation and amortization	11,731	12,209
Restructuring charges, net	—	280
Total operating expenses	533,481	372,982

Operating (loss) income	(55,119)	41,935
Other income, net	4,491	3,354
Interest expense, net	(4,103)	(3,680)
(Loss) income before (benefit) provision for income taxes and equity in earnings of unconsolidated subsidiaries	(54,731)	41,609
Equity in earnings of unconsolidated subsidiaries	29	30
Income tax (benefit) provision	(16,110)	12,210
Net (loss) income	(38,592)	29,429
Net income attributable to noncontrolling interest	(19)	(388)
Net (loss) income attributable to Korn/Ferry International	$(38,611)	$29,041

(Loss) earnings per common share attributable to Korn/Ferry International:
Basic	$(0.70)	$0.52
Diluted	$(0.70)	$0.51

Weighted-average common shares outstanding:
Basic	55,378	55,795
Diluted	55,378	56,403

Cash dividends declared per share:	$0.10	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three Months Ended July 31,
	2018	2017
	(in thousands)
Net (loss) income	$(38,592)	$29,429

Other comprehensive (loss) income:
Foreign currency translation adjustments	(14,556)	16,189
Deferred compensation and pension plan adjustments, net of tax	273	352
Net unrealized gain (loss) on interest rate swap, net of tax	133	(63)
Comprehensive (loss) income	(52,742)	45,907
Less: comprehensive income attributable to noncontrolling interest	(25)	(493)
Comprehensive (loss) income attributable to Korn/Ferry International	$(52,767)	$45,414

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated	Total
				Other	Korn/Ferry
				Comprehensive	International		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net loss	—	—	(38,611)	—	(38,611)	19	(38,592)
Other Comprehensive (loss) income	—	—	—	(14,156)	(14,156)	6	(14,150)
Effect of adopting new accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(6,027)	—	(6,027)	—	(6,027)
Purchase of stock	(200)	(13,055)	—	—	(13,055)	—	(13,055)
Issuance of stock	621	4,804	—	—	4,804	—	4,804
Stock-based compensation	—	5,369	—	—	5,369	—	5,369
Balance as of July 31, 2018	56,938	$681,060	$537,015	$(56,488)	$1,161,587	$3,033	$1,164,620

				Accumulated	Total
				Other	Korn/Ferry
				Comprehensive	International		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2017	56,938	$692,527	$461,976	$(71,064)	$1,083,439	$3,609	$1,087,048
Net income	—	—	29,041	—	29,041	388	29,429
Other Comprehensive income	—	—	—	16,373	16,373	105	16,478
Dividends paid to shareholders	—	—	(5,823)	—	(5,823)	—	(5,823)
Purchase of stock	(217)	(7,372)	—	—	(7,372)	—	(7,372)
Issuance of stock	525	4,586	—	—	4,586	—	4,586
Stock-based compensation	—	4,405	—	—	4,405	—	4,405
Balance as of July 31, 2017	57,246	$694,146	$485,194	$(54,691)	$1,124,649	$4,102	$1,128,751

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended July 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(38,592)	$29,429
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,731	12,209
Stock-based compensation expense	5,714	4,696
Tradename write-offs	106,555	—
Provision for doubtful accounts	3,707	3,070
Gain on cash surrender value of life insurance policies	(1,347)	(2,485)
Gain on marketable securities	(4,001)	(3,429)
Deferred income taxes	(22,564)	8,562
Change in other assets and liabilities:
Deferred compensation	3,021	8,288
Receivables due from clients	(16,270)	(23,413)
Income taxes and other receivables	(7,811)	(10,930)
Prepaid expenses and other assets	(4,356)	(4,780)
Unearned compensation	(17,463)	(29,115)
Investment in unconsolidated subsidiaries	(29)	(30)
Income taxes payable	1,434	6,463
Accounts payable and accrued liabilities	(135,405)	(109,034)
Other	(1,816)	926
Net cash used in operating activities	(117,492)	(109,573)
Cash flows from investing activities:
Purchase of property and equipment	(13,163)	(9,529)
Purchase of marketable securities	(1,396)	(4,600)
Proceeds from sales/maturities of marketable securities	8,240	1,734
Premium on company-owned life insurance policies	(398)	(403)
Proceeds from life insurance policies	85	971
Dividends received from unconsolidated subsidiaries	—	60
Net cash used in investing activities	(6,632)	(11,767)
Cash flows from financing activities:
Principal payments on term loan facility	(5,156)	(5,156)
Payment of contingent consideration from acquisitions	(455)	(485)
Repurchases of common stock	—	(4,026)
Payments of tax withholdings on restricted stock	(13,054)	(3,346)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,105	3,984
Dividends paid to shareholders	(6,027)	(5,823)
Payments on life insurance policy loans	—	(414)
Net cash used in financing activities	(20,587)	(15,266)
Effect of exchange rate changes on cash and cash equivalents	(10,408)	7,743
Net decrease in cash and cash equivalents	(155,119)	(128,863)
Cash and cash equivalents at beginning of period	520,848	410,882
Cash and cash equivalents at end of the period	$365,729	$282,019

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive searches on a retained basis, advisory solutions and products, recruitment for non-executive professionals and recruitment process outsourcing (“RPO”).  On June 12, 2018, the Company’s Board of Directors approved a plan (the “Plan”) to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. In connection with the Plan, the Company intends to sunset all sub-brands, including Futurestep, Hay Group and Lominger, among others. The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions. While the rebranding will not impact the Company’s segment financial reporting, the Company renamed its Hay Group segment as “Advisory” and its Futurestep segment as “RPO & Professional Search.” The Company’s Executive Search segment remains unchanged.

Basis of Consolidation and Presentation

The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended April 30, 2018 for the Company and its wholly and majority owned/controlled domestic and international subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the consolidated financial statements conform with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practice within the industry. The consolidated financial statements include all adjustments, consisting of normal recurring accruals and any other adjustments that management considers necessary for a fair presentation of the results for these periods. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. The most significant areas that require management judgment are revenue recognition, deferred compensation, annual performance related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, share-based payments and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive and professional recruitment performed on a retained basis, recruitment process outsourcing, talent and organizational advisory services and the sale of products, stand alone or as part of a solution.

Revenue is recognized when control of the goods and services are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in Accounting Standard Codification 606 (“ASC 606”): 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

Fee revenue from executive and non-executive professional search activities is generally one-third of the estimated first year compensation of the placed candidate plus a percentage of the fee to cover indirect engagement related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

than the estimated compensation. In the aggregate upticks are a relatively consistent percentage of the original estimated fee therefore the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

RPO fee revenue is generated through two distinct phases 1) the implementation phase and 2) the post-implementation recruitment phase. The fees associated with the implementation phase are recognized over the period that the related implementation services are provided. The post-implementation recruitment phase represents end-to-end recruiting services to clients for which there are both fixed and variable fees, which are recognized over the period that the related recruiting services are performed.

Consulting fee revenue, primarily generated from Advisory, is recognized as services are rendered, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, the Company accrues or defers revenue as appropriate.

Product revenue is generated from a range of online tools designed to support human resource processes for pay, talent and engagement, assessments, as well as licenses to proprietary intellectual property (“IP”) and tangible/digital products. IP subscriptions grant access to proprietary compensation and job evaluation databases. IP subscriptions are considered symbolic IP due to the dynamic nature of the content and, as a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via delivery of a flat file. Because the IP content license has significant standalone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Online assessments are delivered in the form of online questionnaires. A bundle of assessments represents one performance obligation, and revenue is recognized as assessment services are delivered and the Company has a legally enforceable right to payment. Tangible/Digital products sold by the Company mainly consist of books and digital files covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when sold or shipped, as is the case for books.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of July 31, 2018 and April 30, 2018, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds that are classified as trading securities based upon management’s intent and ability to hold, sell or trade such securities. The classification of the investments in mutual funds is assessed upon purchase and reassessed at each reporting period. The investments in mutual funds (for which market prices are readily available) are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in trading securities are recorded in the accompanying consolidated statements of operations in other income, net.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

Fair Value of Financial Instruments

Fair value is the price the Company would receive to sell an asset or transfer a liability (exit price) in an orderly transaction between market participants. For those assets and liabilities recorded or disclosed at fair value, the Company determines the fair value based upon the quoted market price, if available. If a quoted market price is not available for identical assets, the fair value is based upon the quoted market price of similar assets. The fair values are assigned a level within the fair value hierarchy as defined below:

▪	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
▪

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

As of July 31, 2018 and April 30, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short maturity of these instruments. The fair values of marketable securities classified as trading are obtained from quoted market prices, and the fair values of foreign currency forward contracts and the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

The Company is exposed to interest rate risk due to the outstanding senior secured credit agreement entered on June 15, 2016. The Company has entered into an interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging. Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive (loss) income within stockholders’ equity and are amortized to interest expense over the term of the related debt.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2018, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment as of July 31, 2018 and April 30, 2018 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases, intellectual property and trademarks and are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of July 31, 2018 and April 30, 2018, there were no further indicators of impairment with respect to the Company’s intangible assets, with the exception of the intangible asset impairment charge discussed below.

On June 12, 2018, the Company’s Board of Directors voted to approve a rebranding plan with the Company going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting of all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in FY’18, which led to the decision to further integrate our go-to-market activities under one master brand – Korn Ferry. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset impairment charge of $106.6 million, during the three months ended of July 31, 2018 recorded in general and administrative expenses.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of operations consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance related bonuses refers to the Company’s annual employee performance related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

Each quarter, management makes its best estimate of its annual performance related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Advisory and RPO and Professional Search consultants), the level of engagements referred by a consultant in one line of business to a different line of business, Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $61.0 million and $41.6 million during the three months ended July 31, 2018 and 2017, respectively, included in compensation and benefits expense in the consolidated statements of operations.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company owned life insurance (“COLI”) contracts, amortization of

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

stock compensation awards, payroll taxes and employee insurance benefits. Unearned compensation on the consolidated balance sheets includes long-term retention awards that are generally amortized over four to five years.

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

Reclassifications

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09 (“ASC 606”), which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under this guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The transfer is considered to occur when the customer obtains control of the goods or services delivered. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The new guidance is effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company adopted ASC 606 in its fiscal year beginning May 1, 2018 using the modified retrospective transition method applied to those contracts still outstanding and not completed as of May 1, 2018.

The Company recognized the cumulative effect of initially applying the new guidance as an adjustment to the opening balance of retained earnings. The comparative periods have not been restated and continue to be reported under the revenue accounting standards in effect for those periods. As a result of the adoption, the Company recorded an increase to retained earnings of $6.7 million, net of tax as of May 1, 2018 due to the cumulative impact of adopting ASC 606. The change in total assets was recorded to unbilled receivables which is included in receivables due from clients; the changes in total liabilities was recorded to income taxes payable, deferred tax liabilities and deferred revenue, which is included in other accrued liabilities.

The following table summarizes the effect of changes made to our consolidated balance sheet at May 1, 2018:

		Adjustments
	April 30, 2018	due to ASC 606	May 1, 2018
	(in thousands)
Total assets	$2,287,914	$3,496	$2,291,410
Total liabilities	$1,068,299	$(3,160)	$1,065,139
Total stockholders’ equity	$1,219,615	$6,656	$1,226,271

The adjustments primarily relate to uptick revenue (uptick revenue occurs when a placement’s actual compensation is higher than the original estimated compensation) and certain Korn Ferry products that are now considered Functional IP. Under the new standard, uptick revenue is considered variable consideration and estimated at contract inception using the expected value method and recognized over the service period. Previously, the Company recognized uptick revenue as the amount became fixed or determinable. Under the new standard, certain products are now considered Functional IP as delivery of intellectual property content fulfills the performance obligation, and revenue is recognized upon delivery and when an enforceable right to payment exists. Previously these products were considered term licenses and revenue was recognized ratably over the contract term.

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017 and were adopted by the Company effective May 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

In January 2017, the FASB issued guidance that clarifies the definition of a business. The new guidance assists a company when evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The provisions of the guidance require that if the fair value of the gross assets acquired (or disposed of) is substantially concentrated in a single identifiable asset or a group of similar identifiable assets, then it is not a business. The provisions of the guidance are to be applied prospectively. The provisions of the guidance are effective for annual years beginning after December 15, 2017 and were adopted by the Company effective May 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 and was adopted by the Company effective May 1, 2018. The change to the consolidated statements of operations has been reflected on a retrospective basis and had no effect on net (loss) income. Prior period amounts were revised, which resulted in a decrease in compensation expense and other income of $1.2 million and $0.2 million, respectively, and an increase in interest expense of $1.0 million (see Note 6—Deferred Compensation and Retirement Plans).

In May 2017, the FASB issued guidance clarifying the scope of modification accounting for stock compensation. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 and was adopted by the Company effective May 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. Any future impact of this guidance will be dependent on future modification including the number of awards modified

In February 2018, the FASB issued guidance that provides companies the option to reclassify stranded tax effects from accumulated other comprehensive (loss) income to retained earnings. The new guidance requires companies to disclose whether they decided to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss) to retained earnings. The guidance is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. The Company early adopted effective May 1, 2018 and elected not to reclassify prior periods but instead record it in the period of adoption. The adoption of this guidance resulted in an increase of $2.2 million to retained earnings due to the reclassification from accumulated other comprehensive (loss) income to retained earnings.

Recently Proposed Accounting Standards – Not Yet Adopted

In February 2016, the FASB issued guidance on accounting for leases that generally requires all leases to be recognized on the consolidated balance sheet. The provisions of the guidance are effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company plans to adopt this guidance in fiscal year beginning May 1, 2019. The provisions of the guidance are to be applied using a modified retrospective approach. On July 30, 2018, the FASB issued an amendment that allows entities to apply the provisions at the effective date without adjusting comparative periods. The Company is still evaluating the effect this guidance will have on the consolidated financial statements. Based on our initial assessment, the Company expects that upon adoption it will report an increase in assets and liabilities on our consolidated balance sheet as a result of recognizing right-of-use assets and lease liabilities related to lease agreements.

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

2. Basic and Diluted (Loss) Earnings Per Share

Accounting Standards Codification 260, Earnings Per Share, requires companies to treat unvested share-based payment

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. We have granted and expect to continue to grant to certain employees under our restricted stock agreements, grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, we are required to apply the two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

Basic (loss) earnings per common share was computed using the two-class method by dividing basic net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per common share was computed using the two-class method by dividing diluted net (loss) earnings attributable to common stockholders by the weighted-average number of common shares outstanding plus dilutive common equivalent shares. Dilutive common equivalent shares include all in-the-money outstanding options or other contracts to issue common stock as if they were exercised or converted. Financial instruments that are not in the form of common stock, but when converted into common stock increase earnings per share are anti-dilutive and are not included in the computation of diluted earnings per share. Because the Company is in a net loss position, diluted net loss per share excludes the effects of common stock equivalents consisting of restricted stock awards, which are all antidilutive.

During the three months ended July 31, 2018 and 2017, restricted stock awards of 1.8 million and 0.6 million were outstanding, respectively, but not included in the computation of diluted (loss) earnings per share because they were anti-dilutive.

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended July 31,
	2018	2017
	(in thousands, except per share data)
Net (loss) income attributable to Korn/Ferry International	$(38,611)	$29,041
Less: distributed and undistributed earnings to nonvested restricted stockholders	59	288
Basic net (loss) earnings attributable to common stockholders	(38,670)	28,753
Add: undistributed earnings to nonvested restricted stockholders	—	232
Less: reallocation of undistributed earnings to nonvested restricted stockholders	—	230
Diluted net (loss) earnings attributable to common stockholders	$(38,670)	$28,755

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,378	55,795
Effect of dilutive securities:
Restricted stock	—	588
Stock options	—	12
ESPP	—	8
Diluted weighted-average number of common shares outstanding	55,378	56,403

Net (loss) earnings per common share:
Basic (loss) earnings per share	$(0.70)	$0.52
Diluted (loss) earnings per share	$(0.70)	$0.51

3. Comprehensive (Loss) Income

Comprehensive (loss) income is comprised of net (loss) income and all changes to stockholders’ equity, except those changes resulting from investments by stockholders (changes in paid in capital) and distributions to stockholders (dividends) and is reported in the accompanying consolidated statements of comprehensive (loss) income. Accumulated other comprehensive (loss) income, net of taxes, is recorded as a component of stockholders’ equity.

The components of accumulated other comprehensive (loss) income were as follows:

	July 31, 2018	April 30, 2018
	(in thousands)
Foreign currency translation adjustments	$(46,961)	$(32,399)
Deferred compensation and pension plan adjustments, net of tax	(11,196)	(9,073)
Interest rate swap unrealized gain, net of taxes	1,669	1,337
Accumulated other comprehensive loss, net	$(56,488)	$(40,135)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the three months ended July 31, 2018.

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized gains on interest rate swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2018	$(32,399)	$(9,073)	$1,337	$(40,135)
Unrealized (losses) gains arising during the period	(14,562)	—	149	(14,413)
Reclassification of realized net losses (gains) to net (loss) income	—	273	(16)	257
Effect of adoption of accounting standard	—	(2,396)	199	(2,197)
Balance as of July 31, 2018	$(46,961)	$(11,196)	$1,669	$(56,488)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the three months ended July 31, 2017:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (losses) on interest rate swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2017	$(55,359)	$(15,127)	$(578)	$(71,064)
Unrealized gains (losses) arising during the period	16,084	—	(234)	15,850
Reclassification of realized net losses to net income	—	352	171	523
Balance as of July 31, 2017	$(39,275)	$(14,775)	$(641)	$(54,691)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million and $0.2 million for the three months ended July 31, 2018 and 2017, respectively.
(2)

The tax effect on unrealized gains (losses) was $0.1 million and $(0.1) million for the three months ended July 31, 2018 and 2017, respectively. The tax effect on the reclassification of realized net losses to net (loss) income was $0.1 million for the three months ended July 31, 2017.

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of operations for the periods indicated:

	Three Months Ended July 31,
	2018	2017
	(in thousands)
Restricted stock	$5,369	$4,405
ESPP	345	291
Total stock-based compensation expense, pre-tax	5,714	4,696
Tax benefit from stock-based compensation expense	(1,682)	(1,378)
Total stock-based compensation expense, net of tax	$4,032	$3,318

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

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

Restricted stock activity during the three months ended July 31, 2018 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2018	1,730	$33.45
Granted	478	$48.55
Vested	(539)	$34.05
Forfeited/expired	(20)	$26.86
Non-vested, July 31, 2018	1,649	$40.66

As of July 31, 2018, there were 0.6 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $14.5 million and $1.7 million, respectively.

As of July 31, 2018, there was $48.1 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.8 years. During the three months ended July 31, 2018 and 2017, 199,795 shares and 97,483 shares of restricted stock totaling $13.1 million and $3.3 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended July 31, 2018 and 2017, employees purchased 75,106 shares at $52.64 per share and 116,285 shares at $29.35 per share, respectively. As of July 31, 2018, the ESPP had approximately 1.0 million shares remaining available for future issuance.

Common Stock

During the three months ended July 31, 2018 and 2017, the Company issued 6,720 shares and 41,075 shares of common stock, respectively, as a result of the exercise of stock options, with cash proceeds from the exercise of $0.2 million and $0.6 million, respectively.

During the three months ended July 31, 2018, no shares were repurchased by the Company (on the open market).   During the three months ended July 31, 2017, the Company repurchased (on the open market) 119,356 of the Company’s common stock for $4.0 million.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of July 31, 2018 and April 30, 2018:

	July 31, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$344,684	$—	$—	$344,684	$344,684	$—	$—	$—	$—
Money market funds	21,045	—	—	21,045	21,045	—	—	—	—
Mutual funds (1)	124,589	10,395	(908)	134,076	—	10,952	123,124	—	—
Total	$490,318	$10,395	$(908)	$499,805	$365,729	$10,952	$123,124	$—	$—

Level 2:
Foreign currency forward contracts	$—	$603	$(621)	$(18)	$—	$—	$—	$—	$(18)
Interest rate swap	$—	$2,256	$—	$2,256	$—	$—	$—	$2,256	$—

	April 30, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$519,818	$—	$—	$519,818	$519,818	$—	$—	$—	$—
Money market funds	1,030	—	—	1,030	1,030	—	—	—	—
Mutual funds (1)	127,077	11,040	(1,032)	137,085	—	14,293	122,792	—	—
Total	$647,925	$11,040	$(1,032)	$657,933	$520,848	$14,293	$122,792	$—	$—

Level 2:
Foreign currency forward contracts	$—	$1,778	$(1,025)	$753	$—	$—	$—	$753	$—
Interest rate swap	$—	$2,076	$—	$2,076	$—	$—	$—	$2,076	$—

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $125.4 million and $118.2 million as of July 31, 2018 and April 30, 2018, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). During the three months ended July 31, 2018 and 2017, the fair value of the investments increased; therefore, the Company recognized income of $4.0 million and $3.4 million, respectively, which was recorded in other income, net.

Investments in marketable securities classified as trading are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of July 31, 2018 and April 30, 2018, the Company’s investments in marketable securities classified as trading consist of mutual funds for which market prices are readily available.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. As of July 31, 2018, the notional amount was $116.9 million. The interest rate swap agreement matures on June 15, 2021, and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	July 31, 2018	April 30, 2018
	(in thousands)
Derivative asset:
Interest rate swap contract	$2,256	$2,076

During the three months ended July 31, 2018, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended July 31,
	2018	2017
	(in thousands)
Gains (Losses) recognized in other comprehensive income (net of tax effects of $53 and ($149), respectively)	$149	$(234)
Gains (Losses) reclassified from accumulated other comprehensive income into interest expense, net	$22	$(280)

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.6 million of derivative gains included in accumulated other comprehensive income as of July 31, 2018 will be reclassified into interest expense, net within the following 12 months. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	July 31, 2018	April 30, 2018
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$603	$1,778
Derivative liabilities:
Foreign currency forward contracts	$621	$1,025

As of July 31, 2018, the total notional amounts of the forward contracts purchased and sold were $44.9 million and $42.3 million, respectively. As of April 30, 2018, the total notional amounts of the forward contracts purchased and sold were $80.8 million and $78.5 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three months ended July 31, 2018, the Company incurred gains of $0.1 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three months ended July 31, 2017, the Company incurred losses of $2.6 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of operations. These losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

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

The components of net periodic benefit costs are as follows:

	Three Months Ended July 31,
	2018	2017
	(in thousands)
Service cost	$3,646	$2,065
Interest cost	1,296	1,020
Amortization of actuarial loss	446	577
Expected return on plan assets (1)	(392)	(399)
Net periodic service credit amortization	(77)	—
Net periodic benefit costs (2)	$4,919	$3,263

(1)	The expected long-term rate of return on plan assets is 6.25% and 6.50% for July 31, 2018 and 2017, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of operations.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. The gross CSV of these contracts of $188.5 million and $186.8 million as of July 31, 2018 and April 30, 2018, respectively, is offset by outstanding policy loans of $66.7 million in both the accompanying consolidated balance sheets as of July 31, 2018 and April 30, 2018. The CSV value of the underlying COLI investments increased by $1.3 million and $2.5 million during the three months ended July 31, 2018 and 2017, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of operations.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three months ended July 31, 2018  and 2017, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $4.2 million and $3.7 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities classified as trading (held in trust to satisfy obligations under the ECAP) of $4.0 million and $3.4 million during the three months ended July 31, 2018 and 2017, respectively, recorded in other income, net on the consolidated statements of operations (see Note 5—Financial Instruments).

7. Fee Revenue

Substantially all fee revenue is derived from fees for professional services related to executive and professional recruitment performed on a retained basis, recruitment process outsourcing, talent and organizational advisory services and the sale of products, standalone or as part of a solution. The Company adopted ASC 606 in its fiscal year beginning May 1, 2018 using the modified retrospective transition method applied to those contracts still outstanding and not completed as of May 1, 2018.

Effect of the Adoption of ASC 606

For the three months ended July 31, 2018, the Company recorded $0.2 million in additional revenue related to adoption of ASC 606. The impact of adoption to the balance sheet was immaterial.

Contract Balances

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

A contract asset (unbilled receivables) is recorded when the Company transfers control of products or services before there is an unconditional right to payment. A contract liability (deferred revenue) is recorded when cash is received in advance of performance of the obligation. Deferred revenue represents the future performance obligations to transfer control of products or services for which we have already received consideration. Deferred revenue is presented in other accrued liabilities on the consolidated balance sheet.

The following table outlines our contract asset and liability balances as of July 31, 2018 and May 1, 2018:

	July 31, 2018	May 1, 2018
	(in thousands)
Contract assets (unbilled receivables)	$68,570	$65,164
Contract liabilities (deferred revenue)	$104,581	$114,695

During the three months ended July 31, 2018, we recognized revenue of $66.5 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of July 31, 2018, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $486.7 million. Of the $486.7 million of remaining performance obligations, we expect to recognize approximately $225.6 million as fee revenue in fiscal 2019, $137.3 million in fiscal 2020, $72.4 million in fiscal 2021 and the remaining $51.4 million in fiscal 2022 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included.  Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not become a performance obligation until the company has an enforceable right to payment.

Disaggregation of revenue

The Company disaggregates revenue by line of business and further by region for Executive Search. This information is presented in Note 9—Business Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended July 31,
	2018		2017
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$135,764	29.2%	$121,447	30.3%
Financial Services	80,193	17.2	67,260	16.8
Life Sciences/Healthcare	79,169	17.0	66,580	16.6
Consumer Goods	71,794	15.4	61,831	15.4
Technology	61,849	13.3	51,772	12.9
Education	32,936	7.1	28,677	7.1
General	3,863	0.8	3,687	0.9
Fee Revenue	$465,568	100.0%	$401,254	100.0%

8. Income Taxes

The provision for income tax was a benefit of $16.1 million in the three months ended July 31, 2018 compared to an expense of $12.2 million in the three months ended July 31, 2017. This reflects a 29.4% (benefit) and 29.3% (provision) tax rate for the three months ended July 31, 2018 and 2017 respectively. The Company’s effective tax rate was 29.4% (benefit) for the three months ended July 31, 2018 compared to the U.S. federal statutory rate of 21.0%. This difference is primarily due to the trademark impairment charge and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete to the current quarter. The excess tax benefit is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, exceeds the expense recorded in the Company’s financial statements over the awards’ vesting period. The Company’s effective tax rate for the three months ended July 31, 2017 was lower than the then U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which were generally taxed at rates lower than the then applicable U.S. federal rate.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we did not record any adjustment in the quarter to the provisional tax expense on accumulated foreign earnings (the “Transition Tax”) recorded during the fiscal year ended April 30,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

2018 after the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). This provisional expense may be adjusted in subsequent periods based on additional guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies The Company will continue to appropriately analyze and, if necessary, adjust this amount within the measurement period provided under SAB 118, with the analysis to be completed no later than December 22, 2018.

The Company also continues to evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), the change to the IRC Section 162(m) limitation (the “Executive Compensation Limitation”) and IRC Section 163 (j) interest limitation (the “Interest Limitation) provisions of the Tax Act which is complex and subject to continuing regulatory interpretation. In accordance with SAB 118, we recorded a provisional estimate in our effective tax rate for the three months ended July 31, 2018 for GILTI, FDII and the Executive Compensation Limitation.  For BEAT and the Interest Limitation computations, we did not record a provisional estimate in our effective tax rate for the three months ended July 31, 2018 because we currently estimate that these provisions will not affect our tax expense in the current fiscal year. We will continue to refine our provisional estimates for the GILTI, FDII, BEAT, Executive Compensation Limitation and Interest Limitation computations as we gather additional information and receive additional guidance from standard-setting bodies. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. In accordance with SAB 118, the Company is continuing with its analysis and has not yet determined which method to elect.

9. Business Segments

The Company currently operates in three global businesses: Executive Search, Advisory and RPO & Professional Search. The Executive Search segment focuses on recruiting Board of Director and C-level positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer, financial services, industrial, life sciences/healthcare and technology industries. Advisory assists clients synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of world-leading intellectual property, products and tools. RPO & Professional Search is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Advisory and RPO & Professional Search worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Advisory and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

Financial highlights by business segment are as follows:

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

	Three Months Ended July 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$112,097	$46,654	$26,295	$7,878	$192,924	$195,375	$77,269	$—	$465,568
Total revenue	$115,757	$47,749	$26,625	$7,903	$198,034	$200,147	$80,181	$—	$478,362

Net loss attributable to Korn/Ferry International									$(38,611)
Net income attributable to noncontrolling interest									19
Other income, net									(4,491)
Interest expense, net									4,103
Equity in earnings of unconsolidated subsidiaries, net									(29)
Income tax benefit									(16,110)
Operating income (loss)	$26,514	$6,969	$6,641	$754	$40,878	$(83,079)	$11,645	$(24,563)	(55,119)
Depreciation and amortization	979	370	370	107	1,826	7,431	761	1,713	11,731
Other income (loss), net	3,472	340	175	37	4,024	570	105	(208)	4,491
Equity in earnings of unconsolidated subsidiaries, net	29	—	—	—	29	—	—	—	29
EBITDA	30,994	7,679	7,186	898	46,757	(75,078)	12,511	(23,058)	(38,868)
Integration/acquisition costs	—	—	—	—	—	3,027	—	80	3,107
Tradename write-offs	—	—	—	—	—	106,555	—	—	106,555
Adjusted EBITDA	$30,994	$7,679	$7,186	$898	$46,757	$34,504	$12,511	$(22,978)	$70,794

	Three Months Ended July 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$91,833	$40,121	$21,578	$7,659	$161,191	$179,453	$60,610	$—	$401,254
Total revenue	$95,205	$41,058	$21,880	$7,664	$165,807	$183,296	$65,814	$—	$414,917

Net income attributable to Korn/Ferry International									$29,041
Net income attributable to noncontrolling interest									388
Other income, net									(3,354)
Interest expense, net									3,680
Equity in earnings of unconsolidated subsidiaries, net									(30)
Income tax provision									12,210
Operating income (loss)	$22,070	$6,675	$3,141	$1,026	$32,912	$19,055	$8,245	$(18,277)	41,935
Depreciation and amortization	949	428	320	107	1,804	8,085	796	1,524	12,209
Other income, net	282	56	105	20	463	431	8	2,452	3,354
Equity in earnings of unconsolidated subsidiaries, net	30	—	—	—	30	—	—	—	30
EBITDA	23,331	7,159	3,566	1,153	35,209	27,571	9,049	(14,301)	57,528
Restructuring charges, net	—	—	40	—	40	240	—	—	280
Integration/acquisition costs	—	—	—	—	—	2,549	—	39	2,588
Adjusted EBITDA	$23,331	$7,159	$3,606	$1,153	$35,249	$30,360	$9,049	$(14,262)	$60,396

10. Long-Term Debt

On June 15, 2016, the Company entered into a senior secured $400.0 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent. On June 8, 2018, in anticipation of the approval by the Board of Directors of the Company of a rebranding and restructuring plan (which plan was approved on June 12, 2018), the Company entered into an amendment to its Credit Agreement. The Amendment permits a holding company reorganization (the “KF Merger”), after which a new public holding company, Korn Ferry, will own all of the stock of the Company, and will become effective when certain conditions set forth therein, including consummation of the KF Merger,

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS July 31, 2018 (continued)

are satisfied. The Company previously considered pursuing the KF Merger as part of the Plan. While the Company continues to pursue the Plan, it is further evaluating various other structuring alternatives to effectuate the Plan but may not do so via the KF Merger structure previously disclosed. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275.0 million (the “Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125.0 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0%, and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. The Company’s credit agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $275.0 million on the new term loan and used $140.0 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three months ended July 31, 2018 and 2017, the average rate on the Term Facility was 3.24% and 2.34%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totaling $5.2 million made during the three months ended July 31, 2018. As of July 31, 2018, $233.7 million was outstanding under the Term Facility compared to $238.9 million as of April 30, 2018. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.4 million and $2.7 million as of July 31, 2018 and April 30, 2018, respectively. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of July 31, 2018, the Company was in compliance with its debt covenants.

As of July 31, 2018 and April 30, 2018, the Company had no borrowings under the Revolver. The Company had a total of $122.1 million available under the Revolver after $2.9 million of standby letters of credit were issued as of July 31, 2018 and April 30, 2018, respectively. The Company had a total of $7.9 million and $7.4 million of standby letters with other financial institutions of July 31, 2018 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

11. Subsequent Events

Quarterly Dividend Declaration

On September 5, 2018, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of October 15, 2018 to holders of the Company’s common stock of record at the close of business on September 28, 2018. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, “forward-looking” statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally can be identified by use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “may,” “will,” “likely,” “estimates,” “potential,” “continue” or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those contemplated by the relevant forward-looking statement. The principal risk factors that could cause actual performance and future actions to differ materially from the forward-looking statements include, but are not limited to, changes in demand for our services as a result of automation, dependence on attracting and retaining qualified and experienced consultants, maintaining our relationships with customers and suppliers and retaining key employees, maintaining our brand name and professional reputation, the expected timing and manner  of the Plan (as defined below), the impact of the rebranding on the Company’s products and services, the costs of the Plan, potential legal liability and regulatory developments, portability of client relationships, global and local political or economic developments in or affecting countries where we have operations, currency fluctuations in our international operations, risks related to growth, restrictions imposed by off-limits agreements, competition, consolidation in industries, reliance on information processing systems, cyber security vulnerabilities, changes to data security, data privacy, and data protection laws, limited protection of our intellectual property (“IP”), our ability to enhance and develop new technology, our ability to successfully recover from a disaster or business continuity problems, employment liability risk, an impairment in the carrying value of goodwill and other intangible assets, the effects of the Tax Cuts and Jobs Act (the “Tax Act”) on our business and our company, deferred tax assets that we may not be able to use, our ability to develop new products and services, changes in our accounting estimates and assumptions, alignment of our cost structure, risks related to the integration of recently acquired businesses, the utilization and billing rates of our consultants, seasonality and the matters disclosed under the heading “Risk Factors” in the Company’s Exchange Act reports, including Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (“Form 10-K”). Readers are urged to consider these factors carefully in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

Executive Summary

Korn/Ferry International (referred to herein as the “Company,” “Korn Ferry,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. Our services include Executive Search, advisory solutions and products through Korn Ferry Advisory (“Advisory”) and recruitment for non-executive professionals and recruitment process outsourcing (“RPO”) through Korn Ferry RPO and Professional Search (“RPO & Professional Search). The Company also operates a Corporate segment to record global expenses of the Company. Approximately 69% of the executive searches we performed in fiscal 2018 were for board level, chief executive and other senior executive and general management positions. Our 3,773 search engagement clients in fiscal 2018 included many of the world’s largest and most prestigious public and private companies. We have built strong client loyalty, with 88% of assignments performed during fiscal 2018 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

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

On June 12, 2018, the Company’s Board of Directors voted to approve the One Korn Ferry rebranding plan for the Company (the “Plan”). This Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting of all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in FY’18, which led to the decision to further integrate our go-to-market activities under one master brand – Korn Ferry. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million, during the three months ended of July 31, 2018. As part of the Plan, the Company previously considered pursuing a holding company reorganization (the “KF Merger”). While the Company continues to pursue the Plan, it is further evaluating various other structuring alternatives to effectuate the Plan but may not do so via the KF Merger structure previously disclosed.

The Company currently operates in three global business segments: Executive Search, Advisory and RPO & Professional Search. See Note 9 — Business Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs and certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). In the three months ended July 31, 2018, Adjusted EBITDA excludes $106.6 million of write-off of tradenames related to the Plan.

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

Fee revenue was $465.6 million during the three months ended July 31, 2018, an increase of $64.3 million, or 16%, compared to $401.3 million in the three months ended July 31, 2017, with increases in fee revenue in all business segments. During the three months ended July 31, 2018, we recorded an operating loss of $55.1 million, a decrease of $97.0 million, as compared to operating income of $41.9 million in the three months ended July 31, 2017, with the Advisory segment contributing $83.1 million in operating losses, solely due to the write-off of tradenames, and Corporate segment incurred expenses net of other income of $24.6 million. Offsetting the results in these two segments was operating income from Executive Search and RPO

& Professional Search segments of $40.9 million and $11.6 million, respectively. Net loss attributable to Korn Ferry in the three months ended July 31, 2018 was $38.6 million, a decrease of $67.6 million as compared to net income attributable to Korn Ferry of $29.0 million in the year-ago quarter. During the three months ended July 31, 2018, Adjusted EBITDA was $70.8 million, an increase of $10.4 million during the three months ended July 31, 2018, from Adjusted EBITDA of $60.4 million in the year-ago quarter, with Executive Search, Advisory and RPO & Professional Search segments contributing $46.8 million, $34.5 million and $12.5 million, respectively, offset by Corporate expenses net of other income of $23.0 million.

Our cash, cash equivalents and marketable securities decreased $158.1 million to $499.8 million at July 31, 2018, compared to $657.9 million at April 30, 2018. This decrease is mainly due to annual bonuses earned in fiscal 2018 and paid during the first quarter of fiscal 2019, sign-on and retention payments, $13.2 million in payments for the purchase of property and equipment, $13.1 million paid in tax withholding on restricted stock vesting, $6.0 million in dividends paid during first quarter of fiscal 2019 and $5.2 million in principal payments on our term loan, partially offset by cash provided by operating activities. As of July 31, 2018, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $124.6 million and a fair value of $134.1 million. Our vested obligations for which these assets were held in trust totaled $125.4 million as of July 31, 2018 and our unvested obligations totaled $19.1 million.

Our working capital increased from April 30, 2018 to July 31, 2018 by $14.5 million to $470.3 million as of July 31, 2018. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations incurred in connection with previous acquisition, the retention pool obligations pursuant to the previous acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at July 31, 2018 and April 30, 2018. As of July 31, 2018, and April 30, 2018, there was $2.9 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $7.9 million and $7.4 million of standby letters of credits with other financial institutions as of July 31, 2018 and April 30, 2018, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2018	2017
Fee revenue	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.7	3.4
Total revenue	102.7	103.4
Compensation and benefits	69.1	68.0
General and administrative expenses	36.2	14.5
Reimbursed expenses	2.7	3.4
Cost of services	3.9	3.9
Depreciation and amortization	2.5	3.0
Restructuring charges, net	—	0.1
Operating (loss) income	(11.8)	10.5
Net (loss) income	(8.3%)	7.3%
Net (loss) income attributable to Korn/Ferry International	(8.3%)	7.2%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended July 31,
	2018		2017
	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$112,097	24.1%	$91,833	22.9%
EMEA	46,654	10.0	40,121	10.0
Asia Pacific	26,295	5.6	21,578	5.4
Latin America	7,878	1.7	7,659	1.9
Total Executive Search	192,924	41.4	161,191	40.2
Advisory	195,375	42.0	179,453	44.7
RPO & Professional Search	77,269	16.6	60,610	15.1
Total fee revenue	465,568	100.0%	401,254	100.0%
Reimbursed out-of-pocket engagement expense	12,794		13,663
Total revenue	$478,362		$414,917

	Three Months Ended July 31,
	2018		2017
	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating (loss) income
Executive Search:
North America	$26,514	23.7%	$22,070	24.0%
EMEA	6,969	14.9	6,675	16.6
Asia Pacific	6,641	25.3	3,141	14.6
Latin America	754	9.6	1,026	13.4
Total Executive Search	40,878	21.2	32,912	20.4
Advisory	(83,079)	(42.5)	19,055	10.6
RPO & Professional Search	11,645	15.1	8,245	13.6
Corporate	(24,563)		(18,277)
Total operating (loss) income	$(55,119)	(11.8%)	$41,935	10.5%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended July 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$112,097	$46,654	$26,295	$7,878	$192,924	$195,375	$77,269	$—	$465,568
Total revenue	$115,757	$47,749	$26,625	$7,903	$198,034	$200,147	$80,181	$—	$478,362

Net loss attributable to Korn/Ferry International									$(38,611)
Net income attributable to noncontrolling interest									19
Other income, net									(4,491)
Interest expense, net									4,103
Equity in earnings of unconsolidated subsidiaries, net									(29)
Income tax benefit									(16,110)
Operating income (loss)	$26,514	$6,969	$6,641	$754	$40,878	$(83,079)	$11,645	$(24,563)	(55,119)
Depreciation and amortization	979	370	370	107	1,826	7,431	761	1,713	11,731
Other income (loss), net	3,472	340	175	37	4,024	570	105	(208)	4,491
Equity in earnings of unconsolidated subsidiaries, net	29	—	—	—	29	—	—	—	29
EBITDA	30,994	7,679	7,186	898	46,757	(75,078)	12,511	(23,058)	(38,868)
Integration/acquisition costs	—	—	—	—	—	3,027	—	80	3,107
Tradename write-off	—	—	—	—	—	106,555	—	—	106,555
Adjusted EBITDA	$30,994	$7,679	$7,186	$898	$46,757	$34,504	$12,511	$(22,978)	$70,794
Adjusted EBITDA margin	27.6%	16.5%	27.3%	11.4%	24.2%	17.7%	16.2%		15.2%

	Three Months Ended July 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$91,833	$40,121	$21,578	$7,659	$161,191	$179,453	$60,610	$—	$401,254
Total revenue	$95,205	$41,058	$21,880	$7,664	$165,807	$183,296	$65,814	$—	$414,917

Net income attributable to Korn/Ferry International									$29,041
Net income attributable to noncontrolling interest									388
Other income, net									(3,354)
Interest expense, net									3,680
Equity in earnings of unconsolidated subsidiaries, net									(30)
Income tax provision									12,210
Operating income (loss)	$22,070	$6,675	$3,141	$1,026	$32,912	$19,055	$8,245	$(18,277)	41,935
Depreciation and amortization	949	428	320	107	1,804	8,085	796	1,524	12,209
Other income, net	282	56	105	20	463	431	8	2,452	3,354
Equity in earnings of unconsolidated subsidiaries, net	30	—	—	—	30	—	—	—	30
EBITDA	23,331	7,159	3,566	1,153	35,209	27,571	9,049	(14,301)	57,528
Restructuring charges, net	—	—	40	—	40	240	—	—	280
Integration/acquisition costs	—	—	—	—	—	2,549	—	39	2,588
Adjusted EBITDA	$23,331	$7,159	$3,606	$1,153	$35,249	$30,360	$9,049	$(14,262)	$60,396
Adjusted EBITDA margin	25.4%	17.8%	16.7%	15.1%	21.9%	16.9%	14.9%		15.0%

Three Months Ended July 31, 2018 Compared to Three Months Ended July 31, 2017

Fee Revenue

Fee Revenue. Fee revenue increased by $64.3 million, or 16%, to $465.6 million in the three months ended July 31, 2018 compared to $401.3 million in the year-ago quarter. The impact of exchange rates on fee revenue was minimal in the three months ended July 31, 2018 compared to the year-ago quarter. The higher fee revenue was attributable to organic growth in all solutions.

Executive Search. Executive Search reported fee revenue of $192.9 million, an increase of $31.7 million, or 20%, in the three months ended July 31, 2018 compared to $161.2 million in the year-ago quarter. As detailed below, Executive Search fee revenue was higher in all regions in the three months ended July 31, 2018 as compared to the year-ago quarter. The higher fee revenue in Executive Search was mainly due to a 13% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 6% increase in the number of engagements billed during the three months ended July 31, 2018 compared to the year-ago quarter.

North America reported fee revenue of $112.1 million, an increase of $20.3 million, or 22%, in the three months ended July 31, 2018 compared to $91.8 million in the year-ago quarter. North America’s fee revenue was higher due to a 14% increase in the number of engagements billed and a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended July 31, 2018 compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from industrial, financial services, life sciences/healthcare, technology, and consumer goods sectors.

EMEA reported fee revenue of $46.7 million, an increase of $6.6 million, or 16%, in the three months ended July 31, 2018 compared to $40.1 million in the year-ago quarter. The change in fee revenue was due to a 21% increase in the weighted-average fees billed per engagement (calculated using local currency), offset by a 6% decrease in the number of engagements billed during the three months ended July 31, 2018 compared to the year-ago quarter. The performance in France, United Kingdom and Switzerland were the primary contributors to the increase in fee revenue in the three months ended July 31, 2018 compared to the year-ago quarter. In terms of business sectors, industrial, financial services and consumer goods had the largest increase in fee revenue in the three months ended July 31, 2018 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $26.3 million, an increase of $4.7 million, or 22%, in the three months ended July 31, 2018 compared to $21.6 million in the year-ago quarter. The increase in fee revenue was higher due to an 11% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 9% increase in the number of engagements billed during the three months ended July 31, 2018 compared to the year-ago quarter. The performance in China, Singapore, Australia and Hong Kong were the primary contributors to the increase in fee revenue in the three months ended July 31, 2018 compared to the year-ago quarter, partially offset by a decline in fee revenue in Indonesia. Consumer goods, life sciences/ healthcare, financial services, and technology were the main sectors contributing to the increase in fee revenue in the three months ended July 31, 2018 as compared to the year-ago quarter.

Latin America reported fee revenue of $7.9 million in the three months ended July 31, 2018 compared to $7.7 million in the year-ago quarter. The increase in fee revenue in the region was due to higher fee revenue in Colombia and Peru in the three months ended July 31, 2018 compared to the year-ago quarter, partially offset by lower fee revenue in Chile.

Advisory. Advisory reported fee revenue of $195.4 million, an increase of $15.9 million, or 9%, in the three months ended July 31, 2018 compared to $179.5 million in the year-ago quarter. Fee revenue from consulting services was higher by $13.4 million in the three months ended July 31, 2018 compared to the year-ago quarter, with the remaining increase of $2.5 million generated by our products business.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $77.3 million, an increase of $16.7 million, or 28%, in the three months ended July 31, 2018 compared to $60.6 million in the year-ago quarter. Higher fee revenues in RPO and Professional Search of $9.3 million and $7.4 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $49.1 million, or 18%, to $321.9 million in the three months ended July 31, 2018 from $272.8 million in the year-ago quarter. Exchange rates minimally impacted compensation and benefits expenses in the three months ended July 31, 2018 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to an increase in performance related bonus expense of $19.4 million and $1.7 million in the use of outside contractors due to higher fee revenues.  Also contributing to the increase was a 6% increase in average headcount, which contributed $12.8 million in higher salaries and related payroll taxes, $4.9 million increase in amortization of long-term incentive awards, $2.6 million in the amounts owed under certain deferred compensation and retirement plans and $1.0 million in stock-based compensation. The rest of the change is due to an increase in severance costs of $2.7 million and the change in the cash surrender value (“CSV”) of company owned life insurance (“COLI”) of $1.1 million in the three months ended July 31, 2018 compared to the year-ago quarter.

Executive Search compensation and benefits expense increased by $21.5 million, or 20%, to $128.9 million in the three months ended July 31, 2018 compared to $107.4 million in the year-ago quarter. The increase was primarily due to higher performance related bonus expense of $12.6 million, an increase of $2.7 million in amortization of long-term incentive awards and $1.7 million increase in expenses associated with our deferred compensation and retirement plans (including the increases in the fair value of participants’ accounts). Also contributing to the increase in compensation and benefits expense was higher salaries and related payroll taxes of $4.1 million due to a 4% increase in average headcount reflecting our continued growth-related investment back into the business. The increase in performance related bonus expense was due to the increase in fee revenue. Executive Search compensation and benefits expense, as a percentage of fee revenue, was 67% in both the three months ended July 31, 2018 and 2017.

Advisory compensation and benefits expense increased $11.6 million, or 10%, to $125.7 million in the three months ended July 31, 2018 from $114.1 million in the year-ago quarter. The change was primarily due to $3.3 million in higher performance related bonus expense due to the growth in fee revenue. The rest of the increase in compensation and benefits expense was due to increases in salaries and payroll taxes of $1.6 million, $2.0 million increase in severance expense, $1.5 million increase in amortization of long-term incentive awards, and $0.5 million in higher integration (retention) costs. Advisory compensation and benefits expense, as a percentage of fee revenue, was 64% in both the three months ended July 31, 2018 and 2017.

RPO & Professional Search compensation and benefits expense increased $11.9 million, or 28%, to $54.9 million in the three months ended July 31, 2018 from $43.0 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $6.3 million due to a 29% increase in the average headcount in the three months ended July 31, 2018 compared to the year-ago quarter. The higher average headcount and the $1.0 million increase in the use of outside contractors was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance related bonus expense of $3.0 million. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 71% in both the three months ended July 31, 2018 and 2017.

Corporate compensation and benefits expense increased by $4.1 million, or 49%, to $12.4 million in the three months ended July 31, 2018 from $8.3 million in the year-ago quarter. The increase was primarily due to a change in the CSV of COLI that increased compensation and benefits expense by $1.1 million in the three months ended July 31, 2018 compared to the year-ago quarter.  Also contributing to the increase in compensation and benefits expense was higher stock-based compensation expense of $0.7 million, an increase in salaries and related payroll taxes of $0.7 million and $0.5 million increase in performance related bonus expense.

General and Administrative Expenses

General and administrative expenses increased $110.4 million, or 189%, to $168.7 million in the three months ended July 31, 2018 compared to $58.3 million in the year-ago quarter. Exchange rates minimally impacted general and administrative expenses during the three months ended July 31, 2018 compared to the year-ago quarter. The increase in general and administrative expenses was due to the write-off of tradenames of $106.6 million related to the Plan and an increase of $3.2 million in legal and other professional expenses during the three months ended July 31, 2018 compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 36% in the three months ended July 31, 2018 compared to 15% in the three months ended July 31, 2017. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue, was 13% in the three months ended July 31, 2018.

Executive Search general and administrative expenses increased $2.2 million, or 12%, to $20.5 million in the three months ended July 31, 2018 from $18.3 million in the year-ago quarter. The increase in general and administrative expenses was due to increases of $0.7 million and $0.6 million in legal and other professional expenses and foreign exchange loss, respectively, during the three months ended July 31, 2018 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the three months ended July 31, 2018 and 2017.

Advisory general and administrative expenses increased $106.1 million, or 426%, to $131.0 million in the three months ended July 31, 2018 from $24.9 million in the year-ago quarter. The increase in general and administrative expenses was mainly due to the write-off of tradenames of $106.6 million in the three months ended July 31, 2018 compared to the year-ago quarter. Advisory general and administrative expenses, as a percentage of fee revenue, was 67% in the three months ended July 31, 2018 compared to 14% in the three months ended July 31, 2017. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue, was 12% in the three months ended July 31, 2018.

RPO & Professional Search general and administrative expenses was $6.8 million in the three months ended July 31, 2018 compared to $6.6 million in the year-ago quarter. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 9% in the three months ended July 31, 2018 compared to 11% in the year-ago quarter.

Corporate general and administrative expenses increased $2.0 million, or 24%, to $10.5 million in the three months ended July 31, 2018 compared to $8.5 million in the year-ago quarter. The increase in general and administrative expenses was mainly due to an increase of $2.0 million in legal and other professional expenses.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense increased $2.5 million, or 16%, to $18.3 million in the three months ended July 31, 2018 compared to $15.8 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% in both the three months ended July 31, 2018 and 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $11.7 million, a decrease of $0.5 million, or 4%, in the three months ended July 31, 2018 compared to $12.2 million in the year-ago quarter. The decrease was due to lower amortization expense associated with intangible assets as some of our intangible assets became fully amortized.

Restructuring Charges, Net

During the three months ended July 31, 2018, no restructuring charges were incurred.

During the three months ended July 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate Legacy Hay entities that were acquired in fiscal 2016 and recorded $0.3 million of restructuring charges, net relating to the consolidation of premises.

Operating (Loss) Income

Operating income decreased by $97.0 million to an operating loss of $55.1 million in the three months ended July 31, 2018 compared to an operating income of $41.9 million in the year-ago quarter. The decrease was primarily due to the write-off of tradenames of $106.6 million, an increase of $49.1 million in compensation and benefits expense and $3.2 million more in legal and other professional expenses offset by higher fee revenue of $64.3 million.

Executive Search operating income increased $8.0 million, or 24%, to $40.9 million in the three months ended July 31, 2018 as compared to $32.9 million in the year-ago quarter. The increase in Executive Search operating income was driven by higher fee revenue of $31.7 million, offset by increases in compensation and benefits expense and general and administrative expenses of $21.5 million and $2.2 million, respectively. Executive Search operating income, as a percentage of fee revenue, was 21% and 20% in the three months ended July 31, 2018 and 2017, respectively.

Advisory operating loss was $83.1 million in the three months ended July 31, 2018, a decrease of $102.2 million, as compared to operating income of $19.1 million in the year-ago quarter. The decrease in operating income was primarily due to the write-off of tradenames of $106.6 million and an increase of $11.6 million in compensation and benefits expense, offset by higher fee revenue of $15.9 million. Advisory operating loss, as a percentage of fee revenue, was 43% in the three months ended July 31, 2018 compared to an operating income, as a percentage fee revenue, of 11% in the year-ago quarter. Excluding the tradename write-offs, operating income as a percentage of fee revenue, was 12% in the three months ended July 31, 2018.

RPO & Professional Search operating income was $11.6 million, an increase of $3.4 million, or 41%, in the three months ended July 31, 2018 as compared to $8.2 million in the year-ago quarter. The increase in operating income was driven by higher fee revenue of $16.7 million, offset by increases in compensation and benefits expense and cost of services expense of $11.9 million and $1.2 million, respectively. RPO & Professional Search operating income, as a percentage of fee revenue, was 15% in the three months ended July 31, 2018 compared to 14% in the year-ago quarter.

Net (Loss) Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $$67.6 million to a net loss of $38.6 million in the three months ended July 31, 2018 as compared to a net income attributable to Korn Ferry of $29.0 million in the year-ago quarter. The decrease was due to an increase in operating expenses of $160.5 million because of the intangible asset write-off of $106.6 million and higher compensation and benefits expense of $49.1 million, offset by higher total revenue of $63.5 million and an income tax benefit of $16.1 million during the three months ended July 31, 2018 compared to income tax expense of $12.2 million in the year-ago quarter. Net loss attributable to Korn Ferry, as a percentage of fee revenue, was 8% in the three months ended July 31, 2018 as compared to the net income attributable to Korn Ferry, as a percentage of fee revenue, of 7% in the three months ended July 31, 2017.

Adjusted EBITDA

Adjusted EBITDA increased by $10.4 million to $70.8 million in the three months ended July 31, 2018 as compared to $60.4 million in the year-ago quarter. This increase was driven by higher fee revenue of $64.3 million and an increase on other income, net of $1.1 million, offset by increases of $48.6 million in compensation and benefits expense (excluding integration costs), $3.8 million in general and administrative expenses (excluding write-off on tradenames) and an increase of $2.5 million in costs services expense. Adjusted EBITDA, as a percentage of fee revenue, was 15% in both the three months ended July 31, 2018 and 2017.

Executive Search Adjusted EBITDA increased $11.6 million, or 33%, to $46.8 million in the three months ended July 31, 2018 as compared to $35.2 million in the three months ended July 31, 2017. The increase was driven by higher fee revenue of $31.7 million and an increase in other income, net of $3.6 million during the three months ended July 31, 2018 compared to the year-ago quarter, offset by increases of $21.5 million in compensation and benefits expense and $2.2 million in general and administrative expenses. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 24% in the three months ended July 31, 2018 as compared to 22% in the three months ended July 31, 2017.

Advisory Adjusted EBITDA was $34.5 million in the three months ended July 31, 2018, an increase of $4.1 million, or 13%, as compared to $30.4 million in the year-ago quarter. The increase was driven by higher fee revenue of $15.9 million, offset by increases of $11.1 million in compensation and benefits expense (excluding integration costs) and an increase of $1.1 million in cost of services expense during the three months ended July 31, 2018 compared to the year-ago quarter. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in the three months ended July 31, 2018 as compared to 17% in the year-ago quarter.

RPO & Professional Search Adjusted EBITDA was $12.5 million in the three months ended July 31, 2018, an increase of $3.5 million, as compared to $9.0 million in the year-ago quarter. The increase was driven by higher fee revenue of $16.7 million, offset by increases of $11.9 million in compensation and benefits expense and an increase of $1.2 million in cost of services expense during the three months ended July 31, 2018 compared to the year-ago quarter. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% in the three months ended July 31, 2018 compared to 15% in the year-ago quarter.

Other Income, Net

Other income, net was $4.5 million in the three months ended July 31, 2018 as compared to $3.4 million in the year-ago quarter. The increase was primarily due to the change in the fair value of our marketable securities, where there was a larger gain during the three months ended July 31, 2018 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.1 million in the three months ended July 31, 2018 as compared to $3.7 million in the year-ago quarter.

Income Tax (Benefit) Provision

The provision for income tax was a benefit of $16.1 million in the three months ended July 31, 2018 compared to an expense of $12.2 million in the year-ago quarter. This reflects a 29.4% and 29.3% tax rate for the three months ended July 31, 2018 and 2017, respectively. The Company’s effective tax rate was 29.4% for the three months ended July 31, 2018 compared to the U.S. federal statutory rate of 21.0%. This difference is primarily due to the trademark impairment charge and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete to the current quarter. The Company’s effective tax rate for the three months ended July 31, 2017 was lower than the then U.S. federal statutory rate of 35.0% due principally to the Company’s earnings outside the United States which were generally taxed at rates lower than the then applicable U.S. federal rate.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended July 31, 2018 was minimal as compared to $0.4 million for the three months ended July 31, 2017.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended April 30, 2018. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our credit agreement.

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of integrating a previous acquisition. See Note 10—Long-Term Debt for a description of the credit facility. In anticipation of the Plan, on June 8, 2018, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits the KF Merger and would become effective when certain conditions set forth therein, including consummation of the KF Merger, were satisfied. We previously considered pursuing a holding company reorganization. We continue to pursue the Plan and are further evaluating various other structuring alternatives to effectuate the Plan but may not do so via the KF Merger structure previously disclosed.

We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. We had $2.9 million standby letters of credit issued under our long-term debt arrangements as of July 31, 2018 and April 30, 2018, respectively.  We had a total of $7.9 million and $7.4 million of standby letters of credits with other financial institutions as of July 31, 2018 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

As part of a previous acquisition, the Company committed to a $40 million retention pool (of which $23.5 million has been paid) for certain employees of the previous acquired company subject to certain circumstances. The remaining balance will be payable within 45 days after November 30, 2018.

The Board of Directors has adopted a dividend policy to distribute, to our stockholders, a regular quarterly cash dividend of $0.10 per share. Every quarter since the adoption of the dividend policy, the Company has declared a quarterly dividend. The declaration and payment of future dividends under the quarterly dividend program will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, capital requirements, financial conditions, the terms of our indebtedness and other factors our Board of Directors may deem to be relevant. Our Board of Directors may, however, amend, revoke or suspend our dividend policy at any time and for any reason.

The Board of Directors also approved the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. No shares were repurchased by the Company during the three months ended July 30, 2018 as compared to repurchasing approximately $4.0 million of the Company’s stock during the three months ended July 31, 2017. As of July 31, 2018, $88.1 million remained available for common stock repurchases under our stock repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including undrawn amounts on our revolving credit facility as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt incurred in connection with the previous acquisition, the retention pool obligations in connection with the previous acquisition, share repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $499.8 million and $657.9 million as of July 31, 2018 and April 30, 2018, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $295.5 million and $312.4 million at July 31, 2018 and April 30, 2018, respectively. As of July 31, 2018 and April 30, 2018, we held $217.6 million and $207.6 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2019 and 2018 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of July 31, 2018 and April 30, 2018, marketable securities of $134.1 million (net of gross unrealized gains of $10.4 million and gross unrealized losses of $0.9 million) and $137.1 million (net of gross unrealized gains of $11.0 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $123.1 million and $122.8 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $125.4 million and $118.2 million as of July 31, 2018 and April 30, 2018, respectively. Unvested obligations under the deferred compensation plans totaled $19.1 million and $29.5 million as of July 31, 2018 and April 30, 2018, respectively.

The net increase in our working capital of $14.5 million as of July 31, 2018 compared to April 30, 2018 is primarily attributable to a decrease in compensation and benefits payable and an increase in accounts receivable, offset by decreases in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to the payment of annual bonuses earned in fiscal 2018 and paid during the first quarter of fiscal 2019, with cash and cash equivalents also decreasing due to sign-on and retention payments made during the quarter. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 58 days to 65 days (which is consistent with historical experience) from April 30, 2018 to July 31, 2018. Cash used by operating activities was $117.5 million in the three months ended July 31, 2018, an increase of $7.9 million, compared to $109.6 million in the year-ago quarter.

Cash used in investing activities was $6.6 million in the three months ended July 31, 2018 compared to $11.8 million in the year-ago quarter. Cash used in investing activities was lower due to an increase in proceeds from sales/maturities of marketable securities net of cash used to purchase marketable securities, offset by higher cash used for the purchases of property and equipment in the three months ended July 31, 2018 compared to the year-ago quarter.

Cash used in financing activities was $20.6 million in the three months ended July 31, 2018 compared to $15.3 million in the three months ended July 31, 2017. The change was primarily due to an increase of $9.7 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock, offset by a decrease in shares repurchased under the stock repurchase program of $4.0 million in the three months ended July 31, 2018 compared to the year-ago period.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of July 31, 2018 and April 30, 2018, we held contracts with gross CSV of $188.5 million and $186.8 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $66.7 million as of July 31, 2018 and April 30, 2018. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At July 31, 2018 and April 30, 2018, the net cash value of these policies was $121.8 million and $120.1 million, respectively.

Long-Term Debt

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent. On June 8, 2018, in anticipation of the approval by the Board of Directors of the Company of a rebranding and restructuring plan (which plan was approved on June 12, 2018), we entered into an amendment to our Credit Agreement. The Amendment permits a holding company reorganization (the “KF Merger”), after which a new public holding company, Korn Ferry, would own all of the stock of the Company, and would become effective when certain conditions set forth therein, including consummation of the KF Merger, were satisfied. We previously considered pursuing a holding company reorganization. We continue to pursue the Plan and are further evaluating various other structuring alternatives to effectuate the Plan but may not do so via the KF Merger structure previously disclosed. The Credit Agreement provides for, among other things: (a) a senior secured term loan facility in an aggregate principal amount of $275 million (the “ Term Facility”), (b) a senior secured revolving credit facility (the “Revolver” and together with the Term Facility, the “Credit Facilities”) in an aggregate principal amount of $125 million, (c) annual term loan amortization of 7.5%, 7.5%, 10.0%, 10.0% and 10.0%, with the remaining principal due at maturity, (d) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio and (e) an expanded definition of permitted add-backs to Adjusted EBITDA in recognition of the accelerated integration actions. Our credit agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma leverage ratio is no greater than 2.50 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During the three months ended July 31, 2018 and 2017, the average rate on the Term Facility was 3.24% and 2.34%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $5.2 million made during the three months ended July 31, 2018. As of July 31, 2018, $233.7 million was outstanding under the Term Facility compared to $238.9 million as of April 30, 2018. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.4 million and $2.7 million as of July 31, 2018 and April 30, 2018, respectively. The fair value of our Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of July 31, 2018, we were in compliance with our debt covenants.

As of July 31, 2018 and April 30, 2018, we had no borrowings under the Revolver. The Company had a total of $122.1 million available under the Revolver after $2.9 million standby letters of credit were issued as of July 31, 2018 and April 30, 2018.   We had a total of $7.9 million and $7.4 million of standby letters of credits with other financial institutions as of July 31, 2018 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of July 31, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed and determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. During the three months ended July 30, 2018, we implemented the new revenue standard (ASU 2014-09), which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets.

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive and professional recruitment performed on a retained basis, recruitment process outsourcing, talent and organizational advisory services and the sale of products, standalone or as part of a solution.

Revenue is recognized when control of the goods and services are transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue contracts with customers are evaluated based on the five-step model outlined in the  Accounting Standard Codification 606 (“ASC 606”): 1) identify the contract with a customer; 2) identify the performance obligation(s) in the contract; 3) determine the transaction price; 4) allocate the transaction price to the separate performance obligation(s); and 5) recognize revenue when (or as) each performance obligation is satisfied.

Fee revenue from executive search and non-executive professional activities is generally one-third of the estimated first year compensation of the placed candidate plus a percentage of the fee to cover indirect engagement related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate upticks are a relatively consistent percentage of the original estimated fee therefore we estimate upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. We generally recognize such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

RPO fee revenue is generated through two distinct phases 1) the implementation phase and 2) post-implementation recruitment phase. The fees associated with the implementation phase are recognized over the period that the related Implementation services are provided. The post-implementation recruitment phase represents end-to-end recruiting services to clients for which there are both fixed and variable fees, which are recognized over the period that the related recruiting services are performed.

Consulting fee revenue, primarily generated from Advisory, is recognized as services are rendered, measured by total hours incurred to the total estimated hours at completion. It is possible that updated estimates for consulting engagements may vary from initial estimates with such updates being recognized in the period of determination. Depending on the timing of billings and services rendered, we accrue or defer revenue as appropriate.

Product revenue is generated from a range of online tools designed to support human resource processes for pay, talent and engagement, assessments, as well as licenses to proprietary IP and tangible/digital products. IP subscriptions grant access to proprietary compensation and job evaluation databases. IP subscriptions are considered symbolic IP due to the dynamic nature of the content and, as a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via delivery of a flat file. Because the IP content license has significant standalone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Online assessments are delivered in the form of online questionnaires. A bundle of assessments represents one performance obligation, and revenue is recognized as assessment services are delivered and we have a legally enforceable right to payment. Tangible/Digital products sold by us mainly consist of books and digital files covering a variety of topics including performance management, team effectiveness, and coaching and development. We recognize revenue for its products when sold or shipped as in the case for books.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. Foreign currency losses, on an after tax basis, included in net loss were $0.7 million in the three months ended July 31, 2018 as compared to $1.0 million included net income in the three months ended July 31, 2017.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Korean Won, Brazilian Real, Singapore Dollar, Mexican Peso, Indonesian Rupiah and Indian Rupee. Based on balances exposed to fluctuation in exchange rates between these currencies as of July 31, 2018, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $9.7 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of July 31, 2018, there was $233.7 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100 basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million for the three months ended July 31, 2018. During the three months ended July 31, 2018 and 2017, the average interest rate on the term loan was 3.24% and 2.34%, respectively. We had no borrowings under the Revolver as of July 31, 2018.

To mitigate the interest rate risk on our Term Facility, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge.  The notional amount is amortized so that the amount is always 50% of the principal balance of the debt outstanding. As of July 31, 2018, the notional amount was $116.9 million.  The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $66.7 million of borrowings against the CSV of COLI contracts as of July 31, 2018 and April 30, 2018, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended July 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

In our Form 10-K for the year ended April 30, 2018, we described material risk factors facing our business. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. As of the date of this report, there have been no material changes to the risk factors described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended July 31, 2018:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

May 1, 2018— May 31, 2018	892	$53.75	—	$88.1 million
June 1, 2018— June 30, 2018	722	$57.30	—	$88.1 million
July 1, 2018— July 31, 2018	198,181	$65.42	—	$88.1 million
Total	199,795	$65.34	—

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We did not repurchase shares of the Company’s common stock under the program during the first quarter of fiscal 2019.

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

Date:  September 7, 2018