Form 10-Q
period 2018-10-31
KORN FERRY INTERNATIONAL
filed 2018-12-07
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of our common stock as of December 3, 2018 was 56,675,056 shares.

KORN/FERRY INTERNATIONAL

Item 1. Consolidated Financial Statements

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31, 2018	April 30, 2018
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$387,679	$520,848
Marketable securities	6,686	14,293
Receivables due from clients, net of allowance for doubtful accounts of $20,197 and $17,845 at October 31, 2018 and April 30, 2018, respectively	433,557	384,996
Income taxes and other receivables	29,009	29,089
Unearned compensation	41,804	37,333
Prepaid expenses and other assets	32,953	27,700
Total current assets	931,688	1,014,259

Marketable securities, non-current	128,913	122,792
Property and equipment, net	126,242	119,901
Cash surrender value of company owned life insurance policies, net of loans	123,205	120,087
Deferred income taxes	37,776	25,520
Goodwill	579,863	584,222
Intangible assets, net	89,662	203,216
Unearned compensation, non-current	94,927	78,295
Investments and other assets	22,191	19,622
Total assets	$2,134,467	$2,287,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34,764	$35,196
Income taxes payable	19,453	23,034
Compensation and benefits payable	231,688	304,980
Term loan	26,629	24,911
Other accrued liabilities	153,088	170,339
Total current liabilities	465,622	558,460

Deferred compensation and other retirement plans	234,098	227,729
Term loan, non-current	197,997	211,311
Deferred tax liabilities	1,751	9,105
Other liabilities	58,402	61,694
Total liabilities	957,870	1,068,299

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 72,202 and 71,631 shares issued at October 31, 2018 and April 30, 2018, respectively, and 56,511 and 56,517 shares outstanding at October 31, 2018 and April 30, 2018, respectively	664,486	683,942
Retained earnings	577,333	572,800
Accumulated other comprehensive loss, net	(68,581)	(40,135)
Total Korn/Ferry International stockholders' equity	1,173,238	1,216,607
Noncontrolling interest	3,359	3,008
Total stockholders' equity	1,176,597	1,219,615
Total liabilities and stockholders' equity	$2,134,467	$2,287,914

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Fee revenue	$495,205	$443,018	$960,773	$844,272
Reimbursed out-of-pocket engagement expenses	11,588	12,450	24,382	26,113
Total revenue	506,793	455,468	985,155	870,385

Compensation and benefits	335,835	299,819	657,740	572,575
General and administrative expenses	57,738	58,603	226,462	116,864
Reimbursed expenses	11,588	12,450	24,382	26,113
Cost of services	19,627	19,883	37,954	35,696
Depreciation and amortization	11,018	12,447	22,749	24,656
Restructuring (recoveries) charges, net	—	(202)	—	78
Total operating expenses	435,806	403,000	969,287	775,982

Operating income	70,987	52,468	15,868	94,403
Other (loss) income, net	(4,600)	3,447	(109)	6,801
Interest expense, net	(4,337)	(3,624)	(8,440)	(7,304)
Income before provision (benefit) for income taxes and equity in earnings of unconsolidated subsidiaries	62,050	52,291	7,319	93,900
Equity in earnings of unconsolidated subsidiaries	100	60	129	90
Income tax provision (benefit)	14,833	15,619	(1,277)	27,829
Net income	47,317	36,732	8,725	66,161
Net income attributable to noncontrolling interest	(1,283)	(401)	(1,302)	(789)
Net income attributable to Korn/Ferry International	$46,034	$36,331	$7,423	$65,372

Earnings per common share attributable to Korn/Ferry International:
Basic	$0.82	$0.65	$0.13	$1.16
Diluted	$0.81	$0.64	$0.13	$1.15

Weighted-average common shares outstanding:
Basic	55,461	55,390	55,420	55,592
Diluted	56,239	55,978	56,306	56,252

Cash dividends declared per share:	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Net income	$47,317	$36,732	$8,725	$66,161

Other comprehensive income (loss):
Foreign currency translation adjustments	(12,778)	(4,255)	(27,334)	11,934
Deferred compensation and pension plan adjustments, net of tax	273	352	546	704
Net unrealized gain on interest rate swap, net of tax	145	456	278	393
Comprehensive income (loss)	34,957	33,285	(17,785)	79,192
Less: comprehensive income attributable to noncontrolling interest	(1,016)	(165)	(1,041)	(658)
Comprehensive income (loss) attributable to Korn/Ferry International	$33,941	$33,120	$(18,826)	$78,534

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated	Total
				Other	Korn/Ferry
				Comprehensive	International		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net loss	—	—	(38,611)	—	(38,611)	19	(38,592)
Other Comprehensive (loss) income	—	—	—	(14,156)	(14,156)	6	(14,150)
Effect of adopting new accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(6,027)	—	(6,027)	—	(6,027)
Purchase of stock	(200)	(13,054)	—	—	(13,054)	—	(13,054)
Issuance of stock	621	4,803	—	—	4,803	—	4,803
Stock-based compensation	—	5,369	—	—	5,369	—	5,369
Balance as of July 31, 2018	56,938	681,060	537,015	(56,488)	1,161,587	3,033	1,164,620
Net income	—	—	46,034	—	46,034	1,283	47,317
Other Comprehensive (loss) income	—	—	—	(12,093)	(12,093)	(267)	(12,360)
Dividends paid to shareholders	—	—	(5,716)	—	(5,716)	—	(5,716)
Dividends paid to noncontrolling interest	—	—	—	—	—	(690)	(690)
Purchase of stock	(459)	(22,875)	—	—	(22,875)	—	(22,875)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	6,301	—	—	6,301	—	6,301
Balance as of October 31, 2018	56,511	$664,486	$577,333	$(68,581)	$1,173,238	$3,359	$1,176,597

				Accumulated	Total
				Other	Korn/Ferry
				Comprehensive	International		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2017	56,938	$692,527	$461,976	$(71,064)	$1,083,439	$3,609	$1,087,048
Net income	—	—	29,041	—	29,041	388	29,429
Other Comprehensive income	—	—	—	16,373	16,373	105	16,478
Dividends paid to shareholders	—	—	(5,823)	—	(5,823)	—	(5,823)
Purchase of stock	(217)	(7,372)	—	—	(7,372)	—	(7,372)
Issuance of stock	525	4,586	—	—	4,586	—	4,586
Stock-based compensation	—	4,405	—	—	4,405	—	4,405
Balance as of July 31, 2017	57,246	694,146	485,194	(54,691)	1,124,649	4,102	1,128,751
Net income	—	—	36,331	—	36,331	401	36,732
Other Comprehensive loss	—	—	—	(3,211)	(3,211)	(236)	(3,447)
Dividends paid to shareholders	—	—	(5,714)	—	(5,714)	—	(5,714)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,558)	(1,558)
Purchase of stock	(777)	(25,350)	—	—	(25,350)	—	(25,350)
Issuance of stock	42	—	—	—	—	—	—
Stock-based compensation	—	5,309	—	—	5,309	—	5,309
Balance as of October 31, 2017	56,511	$674,105	$515,811	$(57,902)	$1,132,014	$2,709	$1,134,723

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended October 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$8,725	$66,161
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	22,749	24,656
Stock-based compensation expense	12,369	10,283
Tradename write-offs	106,555	—
Provision for doubtful accounts	7,471	6,960
Gain on cash surrender value of life insurance policies	(3,003)	(4,227)
Loss (gain) on marketable securities	836	(6,797)
Deferred income taxes	(19,838)	7,802
Change in other assets and liabilities:
Deferred compensation	(1,646)	12,560
Receivables due from clients	(52,536)	(59,020)
Income taxes and other receivables	345	(7,207)
Prepaid expenses and other assets	(5,326)	(2,129)
Unearned compensation	(21,103)	(45,589)
Investment in unconsolidated subsidiaries	(129)	(90)
Income taxes payable	(5,898)	9,459
Accounts payable and accrued liabilities	(76,544)	(66,089)
Other	(5,216)	(2,893)
Net cash used in operating activities	(32,189)	(56,160)
Cash flows from investing activities:
Purchase of property and equipment	(24,565)	(20,813)
Purchase of marketable securities	(8,539)	(6,738)
Proceeds from sales/maturities of marketable securities	8,923	2,273
Premium on company-owned life insurance policies	(33,752)	(422)
Proceeds from life insurance policies	4,517	971
Dividends received from unconsolidated subsidiaries	—	60
Net cash used in investing activities	(53,416)	(24,669)
Cash flows from financing activities:
Principal payments on term loan facility	(12,031)	(10,313)
Payment of contingent consideration from acquisitions	(455)	(485)
Repurchases of common stock	(22,745)	(29,261)
Payments of tax withholdings on restricted stock	(13,184)	(3,461)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	4,105	3,984
Dividends paid to shareholders	(11,743)	(11,537)
Dividends - noncontrolling interest	(690)	(1,558)
Borrowings under life insurance policies	31,870	—
Payments on life insurance policy loans	(2,567)	(414)
Net cash used in financing activities	(27,440)	(53,045)
Effect of exchange rate changes on cash and cash equivalents	(20,124)	5,617
Net decrease in cash and cash equivalents	(133,169)	(128,257)
Cash and cash equivalents at beginning of period	520,848	410,882
Cash and cash equivalents at end of the period	$387,679	$282,625

The accompanying notes are an integral part of these consolidated financial statements.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018

1. Organization and Summary of Significant Accounting Policies

Nature of Business

Korn/Ferry International, a Delaware corporation (the “Company”), and its subsidiaries are engaged in the business of providing executive searches on a retained basis, advisory solutions and products, recruitment for non-executive professionals and recruitment process outsourcing (“RPO”). On June 12, 2018, the Company’s Board of Directors approved a plan (the “Plan”) to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. In connection with the Plan, (i) the Company intends to sunset all sub-brands, including Futurestep, Hay Group and Lominger, among others, and (ii) effective as of January 1, 2019, the Company will be renamed “Korn Ferry”. The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions. While the rebranding will not impact the Company’s segment financial reporting, the Company renamed its Hay Group segment as Korn Ferry Advisory (“Advisory”) and its Futurestep segment as Korn Ferry RPO and Professional Search (“RPO & Professional Search).” The Company’s Executive Search segment name remains unchanged.

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

Use of Estimates and Uncertainties

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates, and changes in estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. The most significant areas that require management’s judgment are revenue recognition, deferred compensation, annual performance related bonuses, evaluation of the carrying value of receivables, goodwill and other intangible assets, share-based payments and the recoverability of deferred income taxes.

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive and professional recruitment performed on a retained basis, recruitment process outsourcing, talent and organizational advisory services and the sale of products, either stand alone or as part of a solution.

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

Fee revenue from executive and non-executive professional search activities is generally one-third of the estimated first year

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

compensation of the placed candidate plus a percentage of the fee to cover indirect engagement related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee therefore the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of October 31, 2018 and April 30, 2018, the Company’s investments in cash equivalents consist of money market funds for which market prices are readily available.

Marketable Securities

The Company currently has investments in mutual funds (for which market prices are readily available) that are held in trust to satisfy obligations under the Company’s deferred compensation plans. Such investments are based upon the employees’ investment elections in their deemed accounts in the Executive Capital Accumulation Plan and similar plans in Asia Pacific and Canada (“ECAP”) from a pre-determined set of securities and the Company invests in marketable securities to mirror these elections. These investments are recorded at fair value with the change in value in the period being reflected in the consolidated statements of income and are classified as marketable securities in the accompanying consolidated balance sheets. The investments that the Company may sell within the next twelve months are carried as current assets. Realized gains (losses) on marketable securities are determined by specific identification. Interest is recognized on an accrual basis; dividends are recorded as earned on the ex-dividend date. Interest, dividend income and the changes in fair value in marketable securities are recorded in the accompanying consolidated statements of income in other (loss) income, net.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

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

As of October 31, 2018 and April 30, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices, and the fair values of foreign currency forward contracts and the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2018, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. There was also no indication of potential impairment as of October 31, 2018 and April 30, 2018 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and intellectual property. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of October 31, 2018 and April 30, 2018, there were no further indicators of impairment with respect to the Company’s intangible assets, with the exception of the intangible asset impairment charge discussed below.

On June 12, 2018, the Company’s Board of Directors voted to approve a rebranding plan with the Company going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting of all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal 2018, which led to the decision to further integrate our go-to-market activities under one master brand – Korn Ferry. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset impairment charge of $106.6 million, during the six months ended October 31, 2018 recorded in general and administrative expenses. No impairment charge was recorded during the three months ended October 31, 2018.

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

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance related bonus expense was $142.9 million and $98.5 million during the six months ended October 31, 2018  and 2017, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended October 31, 2018 and 2017, the performance related bonus was $81.9 million and $56.9 million, respectively.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under this guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The transfer is considered to occur when the customer obtains control of the goods or services delivered. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The new guidance became effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company adopted ASC 606 in its fiscal year beginning May 1, 2018 using the modified retrospective transition method applied to those contracts still outstanding and not completed as of May 1, 2018.

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

In August 2016, the FASB issued guidance on the classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance provides clarification on specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

effective for reporting periods beginning after December 15, 2017 and were adopted by the Company effective May 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance will change the presentation of net periodic benefit cost related to employer sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 and was adopted by the Company effective May 1, 2018. The change to the consolidated statements of income has been reflected on a retrospective basis and had no effect on net income. Prior period amounts were revised, which resulted in a decrease in compensation expense and other income of $2.4 million and $0.4 million, respectively, and an increase in interest expense of $2.1 million in the six months ended October 31, 2017. During the three months ended October 31, 2017 prior period amounts were revised, which resulted in a decrease in compensation expense and other income of $1.2 million and $0.2 million, respectively, and an increase in interest expense of $1.0 million (see Note 6—Deferred Compensation and Retirement Plans).

In May 2017, the FASB issued guidance clarifying the scope of modification accounting for stock compensation. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 and was adopted by the Company effective May 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements. Any future impact of this guidance will be dependent on future modification including the number of awards modified.

In February 2018, the FASB issued guidance that provides companies the option to reclassify stranded tax effects from accumulated other comprehensive (loss) income to retained earnings. The new guidance requires companies to disclose whether they decided to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the ”Tax Act”) from accumulated other comprehensive income (loss) to retained earnings. The guidance is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. The Company early adopted effective May 1, 2018 and elected not to reclassify prior periods but instead record it in the period of adoption. The adoption of this guidance resulted in an increase of $2.2 million to retained earnings due to the reclassification from accumulated other comprehensive (loss) income to retained earnings.

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

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

In August 2018, the FASB issued guidance amending the disclosure requirements for fair value measurements. The amendment removes and modifies disclosures that are currently required and adds additional disclosures that are deemed relevant. The amendments of this standard are effective for fiscal years beginning after December 15, 2019. The Company will adopt this guidance in its fiscal year beginning May 1, 2020. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued guidance amending accounting for internal-use software. The new guidance will align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with developing or obtaining internal-use software. The amendments of this standard are effective for fiscal years ending after December 15, 2019 with early adoption permitted. The Company will adopt this guidance in its fiscal year beginning May 1, 2020. The Company is currently evaluating the impact of adopting this guidance.

In August 2018, the FASB issued guidance amending and modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement pension plans. The amendment removes disclosures to pension plans and other postretirement benefit plans that are no longer considered beneficial and adds disclosure requirements deemed relevant. The amendments of this standard are effective for fiscal years ending after December 15, 2020. The Company will adopt this guidance in its fiscal year beginning May 1, 2021. The Company is currently evaluating the impact of adopting this guidance.

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

During the three and six months ended October 31, 2018 and 2017, restricted stock awards of 0.6 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income attributable to Korn/Ferry International	$46,034	$36,331	$7,423	$65,372
Less: distributed and undistributed earnings to nonvested restricted stockholders	485	402	118	686
Basic net earnings attributable to common stockholders	45,549	35,929	7,305	64,686
Add: undistributed earnings to nonvested restricted stockholders	425	340	—	568
Less: reallocation of undistributed earnings to nonvested restricted stockholders	419	336	—	561
Diluted net earnings attributable to common stockholders	$45,555	$35,933	$7,305	$64,693

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,461	55,390	55,420	55,592
Effect of dilutive securities:
Restricted stock	767	585	871	645
ESPP	11	1	14	7
Stock Options	—	2	1	8
Diluted weighted-average number of common shares outstanding	56,239	55,978	56,306	56,252

Net earnings per common share:
Basic earnings per share	$0.82	$0.65	$0.13	$1.16
Diluted earnings per share	$0.81	$0.64	$0.13	$1.15

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

The components of accumulated other comprehensive income (loss) were as follows:

	October 31, 2018	April 30, 2018
	(in thousands)
Foreign currency translation adjustments	$(59,472)	$(32,399)
Deferred compensation and pension plan adjustments, net of tax	(10,923)	(9,073)
Interest rate swap unrealized gain, net of taxes	1,814	1,337
Accumulated other comprehensive loss, net	$(68,581)	$(40,135)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended October 31, 2018:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of July 31, 2018	$(46,961)	$(11,196)	$1,669	$(56,488)
Unrealized (losses) gains arising during the period	(12,511)	—	193	(12,318)
Reclassification of realized net losses (gains) to net income	—	273	(48)	225
Balance as of October 31, 2018	$(59,472)	$(10,923)	$1,814	$(68,581)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the six months ended October 31, 2018:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2018	$(32,399)	$(9,073)	$1,337	$(40,135)
Unrealized (losses) gains arising during the period	(27,073)	—	342	(26,731)
Reclassification of realized net losses (gains) to net income	—	546	(64)	482
Effect of adoption of accounting standard	—	(2,396)	199	(2,197)
Balance as of October 31, 2018	$(59,472)	$(10,923)	$1,814	$(68,581)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million and $0.2 million for the three and six months ended October 31, 2018, respectively.
(2)	The tax effect on unrealized gains was $0.1 million for both the three and six months ended October 31, 2018, respectively.

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

________

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

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Restricted stock	$6,301	$5,309	$11,670	$9,714
ESPP	354	278	699	569
Total stock-based compensation expense	$6,655	$5,587	$12,369	$10,283

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

Restricted stock activity during the six months ended October 31, 2018 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2018	1,730	$33.45
Granted	515	$52.81
Vested	(572)	$34.16
Forfeited/expired	(25)	$32.26
Non-vested, October 31, 2018	1,648	$42.22

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

As of October 31, 2018, there were 0.6 million shares and 0.2 million shares outstanding relating to market-based and performance-based restricted stock units, respectively, with total unrecognized compensation totaling $14.8 million and $0.4 million, respectively.

As of October 31, 2018, there was $45.5 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years. During the three and six months ended October 31, 2018, 2,708 shares and 202,503 shares of restricted stock totaling $0.1 million and $13.2 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and six months ended October 31, 2017, 2,888 shares and 100,371 shares of restricted stock totaling $0.1 million and $3.4 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three months ended October 31, 2018 and 2017, no shares were purchased under the ESPP. During the six months ended October 31, 2018 and 2017, employees purchased 75,106 shares at $52.64 per share and 116,285 shares at $29.35 per share, respectively. As of October 31, 2018, the ESPP had approximately 1.0 million shares remaining available for future issuance.

Common Stock

During the six months ended October 31, 2018 and 2017, the Company issued 6,720 shares and 41,075 shares of common stock, respectively, because of the exercise of stock options, with cash proceeds from the exercise of $0.2  million and $0.6 million, respectively. No stock options were exercised during the three months ended October 31, 2018 and 2017.

During the three and six months ended October 31, 2018, the Company repurchased (on the open market) 456,274 shares of the Company’s common stock for $22.7 million. During the three and six months ended October 31, 2017, the Company repurchased (on the open market) 773,923 shares and 893,279 shares of the Company’s common stock for $25.3 million and $29.3 million, respectively.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of October 31, 2018 and April 30, 2018:

	October 31, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$366,549	$—	$—	$366,549	$366,549	$—	$—	$—	$—
Money market funds	21,130	—	—	21,130	21,130	—	—	—	—
Mutual funds (1)	133,202	5,061	(2,664)	135,599	—	6,686	128,913	—	—
Total	$520,881	$5,061	$(2,664)	$523,278	$387,679	$6,686	$128,913	$—	$—

Level 2:
Foreign currency forward contracts	$—	$1,436	$(2,150)	$(714)	$—	$—	$—	$—	$(714)
Interest rate swap	$—	$2,452	$—	$2,452	$—	$—	$—	$2,452	$—

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

	April 30, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables	Other Accrued Liabilities
	(in thousands)
Level 1:
Cash	$519,818	$—	$—	$519,818	$519,818	$—	$—	$—	$—
Money market funds	1,030	—	—	1,030	1,030	—	—	—	—
Mutual funds (1)	127,077	11,040	(1,032)	137,085	—	14,293	122,792	—	—
Total	$647,925	$11,040	$(1,032)	$657,933	$520,848	$14,293	$122,792	$—	$—

Level 2:
Foreign currency forward contracts	$—	$1,778	$(1,025)	$753	$—	$—	$—	$753	$—
Interest rate swap	$—	$2,076	$—	$2,076	$—	$—	$—	$2,076	$—

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $115.9 million and $118.2 million as of October 31, 2018 and April 30, 2018, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $24.2 million and $29.5 million as of October 31, 2018 and April 30, 2018, respectively. During the three and six months ended October 31, 2018, the fair value of the investments decreased; therefore, the Company recognized a loss of $4.8 million and $0.8 million, respectively, which was recorded in other (loss) income, net. During the three and six months ended October 31, 2017, the fair value of the investments increased; therefore, the Company recognized income of $3.4 million and $6.8 million, respectively, which was recorded in other (loss) income, net.

Investments in marketable securities are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of October 31, 2018 and April 30, 2018, the Company’s investments in marketable securities consist of mutual funds for which market prices are readily available.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. The notional amount will be amortized so that the amount is always half of the principal balance of the debt outstanding. As of October 31, 2018, the notional amount was $113.4 million. The interest rate swap agreement matures on June 15, 2021, and locks the interest rates on half the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	October 31, 2018	April 30, 2018
	(in thousands)
Derivative asset:
Interest rate swap contract	$2,452	$2,076

During the three and six months ended October 31, 2018, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Gains (Losses) recognized in other comprehensive income (net of tax effects of $67, ($205), $120, and ($56), respectively)	$193	$(322)	$342	$(88)
Gains (Losses) reclassified from accumulated other comprehensive income into interest expense, net	$64	$(220)	$86	$(500)

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.8 million of derivative gains included in accumulated other comprehensive income as of October 31, 2018 will be reclassified into interest expense, net within the following 12 months. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	October 31, 2018	April 30, 2018
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,436	$1,778
Derivative liabilities:
Foreign currency forward contracts	$2,150	$1,025

As of October 31, 2018, the total notional amounts of the forward contracts purchased and sold were $36.4 million and $49.6 million, respectively. As of April 30, 2018, the total notional amounts of the forward contracts purchased and sold were $80.8 million and $78.5 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three months ended October 31, 2018 and six months ended October 31, 2018 and 2017, the Company incurred losses of $0.2 million, $0.1 million, and $2.3 million, respectively, related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. During the three months ended October 31, 2017, the Company incurred a gain of $0.3 million related to forward contracts which is recorded in general and administrative expenses in the accompanying consolidated statements of income. These gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

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

The components of net periodic benefit costs are as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
	(in thousands)
Service cost	$4,532	$3,079	$8,178	$5,144
Interest cost	1,330	1,045	2,626	2,065
Amortization of actuarial loss	446	577	892	1,154
Expected return on plan assets (1)	(392)	(398)	(784)	(797)
Net periodic service credit amortization	(77)	-	(154)	-
Net periodic benefit costs (2)	$5,839	$4,303	$10,758	$7,566

(1)	The expected long-term rate of return on plan assets is 6.25% and 6.50% for October 31, 2018 and 2017, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other (loss) income, net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $219.2 million and $186.8 million as of October 31, 2018 and April 30, 2018, respectively, is offset by outstanding policy loans of $96.0 million and $66.7 million in the accompanying consolidated balance sheets as of October 31, 2018 and April 30, 2018, respectively. The CSV value of the underlying COLI investments increased by $1.7 million and $3.0 million during the

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

three and six months ended October 31, 2018, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $1.7 million and $4.2 million during the three and six months ended October 31, 2017, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

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

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and six months ended October 31, 2018, deferred compensation liability decreased; therefore, the Company recognized a decrease in compensation expense of $4.3 million and $0.2 million, respectively. Offsetting the decrease in compensation and benefits expense was a decrease in the fair value of marketable securities (held in trust to satisfy obligations under the ECAP) of $4.8 million and $0.8 million during the three and six months ended October 31, 2018, respectively, recorded in other (loss) income, net on the consolidated statements of income. During the three and six months ended October 31, 2017, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $3.5 million and $7.2 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations under the ECAP) of $3.4 million and $6.8 million during the three and six months ended October 31, 2017, respectively, recorded in other (loss) income, net on the consolidated statements of income (see Note 5—Financial Instruments).

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

The impact of adoption was immaterial.

Contract Balances

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

The following table outlines our contract asset and liability balances as of October 31, 2018 and May 1, 2018:

	October 31, 2018	May 1, 2018
	(in thousands)
Contract assets (unbilled receivables)	$78,403	$65,164
Contract liabilities (deferred revenue)	$104,738	$114,695

During the six months ended October 31, 2018, we recognized revenue of $77.9 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of October 31, 2018, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $486.1 million. Of the $486.1 million of remaining performance obligations, we expect to recognize approximately $160.6 million as fee revenue in fiscal 2019, $173.7 million in

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

fiscal 2020, $84.2 million in fiscal 2021 and the remaining $67.6 million in fiscal 2022 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included.  Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not become a performance obligation until the company has an enforceable right to payment.

Disaggregation of revenue

The Company disaggregates revenue by line of business and further by region for Executive Search. This information is presented in Note 9—Business Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended October 31,
	2018		2017
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$144,199	29.1%	$132,648	29.9%
Financial Services	92,134	18.6	83,467	18.8
Life Sciences/ Healthcare	82,829	16.7	71,954	16.2
Consumer Goods	78,635	15.9	70,263	15.9
Technology	61,556	12.4	56,298	12.7
Education/Non-Profit	32,011	6.5	25,842	5.8
General	3,841	0.8	2,546	0.7
Fee Revenue	$495,205	100.0%	$443,018	100.0%

	Six Months Ended October 31,
	2018		2017
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$279,963	29.1%	$254,095	30.1%
Financial Services	172,327	17.9	150,727	17.9
Life Sciences/ Healthcare	161,997	16.9	138,534	16.4
Consumer Goods	150,429	15.7	132,094	15.6
Technology	123,405	12.8	108,070	12.8
Education/Non-Profit	64,947	6.8	54,519	6.5
General	7,705	0.8	6,233	0.7
Fee Revenue	$960,773	100.0%	$844,272	100.0%

8. Income Taxes

The provision for income tax was an expense of $14.8 million in the three months ended October 31, 2018 and a benefit of $1.3 million in the six months ended October 31, 2018. This reflects a 23.9% (expense) and a 17.4% (benefit) effective tax rate compared to the U.S. federal statutory rate of 21.0%. This difference from the statutory rate is primarily due to the tradename impairment charge and the excess tax benefit on vested stock-based awards, both of which were recorded as discrete during the three months ended July 31, 2018. The excess tax benefit is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, exceeds the expense recorded in the Company’s financial statements over the awards’ vesting period.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we did not record any adjustment in the quarter to the provisional tax expense on accumulated foreign earnings (the “Transition Tax”) recorded during the fiscal year ended April 30, 2018 after the enactment of the Tax Act. This provisional expense may be adjusted in subsequent periods based on additional guidance that may be issued by the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies. The Company will continue to appropriately analyze and, if necessary, adjust this amount within the measurement period provided under SAB 118, with the analysis to be completed no later than December 22, 2018.

The Company also continues to evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), the change to the IRC Section 162(m) limitation (the “Executive Compensation Limitation”) and IRC Section 163 (j) interest limitation (the “Interest Limitation”) provisions of the Tax Act which is complex and subject to continuing regulatory interpretation. In accordance with SAB 118, we recorded a provisional estimate in our effective tax rate for the three and six months ended October 31, 2018 for GILTI, FDII and the Executive Compensation Limitation. For BEAT and the Interest Limitation computations, we did not record a provisional estimate in our effective tax rate for the three and six months ended October 31, 2018 because we currently estimate that

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

these provisions will not affect our tax expense in the current fiscal year. We will continue to refine our provisional estimates for the GILTI, FDII, BEAT, Executive Compensation Limitation and Interest Limitation computations as we gather additional information and receive additional guidance from standard-setting bodies. The Company is required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”). The Company’s accounting policy election with respect to the new GILTI rules will depend, in part, on analyzing its global income to determine whether it can reasonably estimate the tax impact. In accordance with SAB 118, the Company is continuing with its analysis and will finalize the election in the following quarter.

9. Business Segments

The Company currently operates in three global businesses: Executive Search, Advisory and RPO & Professional Search. The Executive Search segment focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. Advisory assists clients synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of world-leading intellectual property, products and tools. RPO & Professional Search is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Advisory and RPO & Professional Search worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Advisory and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

Financial highlights by business segment are as follows:

	Three Months Ended October 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$115,863	$44,928	$27,936	$8,907	$197,634	$217,089	$80,482	$—	$495,205
Total revenue	$119,322	$45,636	$28,146	$8,912	$202,016	$221,419	$83,358	$—	$506,793

Net income attributable to Korn/Ferry International									$46,034
Net income attributable to noncontrolling interest									1,283
Other loss, net									4,600
Interest expense, net									4,337
Equity in earnings of unconsolidated subsidiaries, net									(100)
Income tax provision									14,833
Operating income (loss)	$35,328	$7,319	$6,767	$2,053	$51,467	$29,426	$12,516	$(22,422)	70,987
Depreciation and amortization	968	95	375	101	1,539	6,964	761	1,754	11,018
Other (loss) income, net	(4,081)	22	77	93	(3,889)	265	(79)	(897)	(4,600)
Equity in earnings of unconsolidated subsidiaries, net	100	—	—	—	100	—	—	—	100
EBITDA	32,315	7,436	7,219	2,247	49,217	36,655	13,198	(21,565)	77,505
Integration/acquisition costs	—	—	—	—	—	2,755	—	80	2,835
Adjusted EBITDA	$32,315	$7,436	$7,219	$2,247	$49,217	$39,410	$13,198	$(21,485)	$80,340

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

	Three Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$101,544	$41,346	$25,912	$7,964	$176,766	$199,953	$66,299	$—	$443,018
Total revenue	$104,329	$42,073	$26,187	$7,994	$180,583	$203,836	$71,049	$—	$455,468

Net income attributable to Korn/Ferry International									$36,331
Net income attributable to noncontrolling interest									401
Other income, net									(3,447)
Interest expense, net									3,624
Equity in earnings of unconsolidated subsidiaries, net									(60)
Income tax provision									15,619
Operating income (loss)	$23,039	$6,345	$4,381	$1,527	$35,292	$26,347	$9,418	$(18,589)	52,468
Depreciation and amortization	984	459	371	111	1,925	8,143	784	1,595	12,447
Other income, net	290	43	94	39	466	455	—	2,526	3,447
Equity in earnings of unconsolidated subsidiaries, net	60	—	—	—	60	—	—	—	60
EBITDA	24,373	6,847	4,846	1,677	37,743	34,945	10,202	(14,468)	68,422
Restructuring (recoveries) charges, net	—	—	273	—	273	(481)	6	—	(202)
Integration/acquisition costs	—	—	—	—	—	2,313	—	80	2,393
Adjusted EBITDA	$24,373	$6,847	$5,119	$1,677	$38,016	$36,777	$10,208	$(14,388)	$70,613

	Six Months Ended October 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$227,960	$91,582	$54,231	$16,785	$390,558	$412,464	$157,751	$—	$960,773
Total revenue	$235,079	$93,385	$54,771	$16,815	$400,050	$421,566	$163,539	$—	$985,155

Net income attributable to Korn/Ferry International									$7,423
Net income attributable to noncontrolling interest									1,302
Other loss, net									109
Interest expense, net									8,440
Equity in earnings of unconsolidated subsidiaries, net									(129)
Income tax benefit									(1,277)
Operating income (loss)	$61,842	$14,288	$13,408	$2,807	$92,345	$(53,653)	$24,161	$(46,985)	15,868
Depreciation and amortization	1,947	465	745	208	3,365	14,395	1,522	3,467	22,749
Other (loss) income, net	(609)	362	252	130	135	835	26	(1,105)	(109)
Equity in earnings of unconsolidated subsidiaries, net	129	—	—	—	129	—	—	—	129
EBITDA	63,309	15,115	14,405	3,145	95,974	(38,423)	25,709	(44,623)	38,637
Integration/acquisition costs	—	—	—	—	—	5,782	—	160	5,942
Tradename write-offs	—	—	—	—	—	106,555	—	—	106,555
Adjusted EBITDA	$63,309	$15,115	$14,405	$3,145	$95,974	$73,914	$25,709	$(44,463)	$151,134

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

	Six Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$193,377	$81,467	$47,490	$15,623	$337,957	$379,406	$126,909	$—	$844,272
Total revenue	$199,534	$83,131	$48,067	$15,658	$346,390	$387,132	$136,863	$—	$870,385

Net income attributable to Korn/Ferry International									$65,372
Net income attributable to noncontrolling interest									789
Other income, net									(6,801)
Interest expense, net									7,304
Equity in earnings of unconsolidated subsidiaries, net									(90)
Income tax provision									27,829
Operating income (loss)	$45,109	$13,020	$7,522	$2,553	$68,204	$45,402	$17,663	$(36,866)	94,403
Depreciation and amortization	1,933	887	691	218	3,729	16,228	1,580	3,119	24,656
Other income, net	572	99	199	59	929	886	8	4,978	6,801
Equity in earnings of unconsolidated subsidiaries, net	90	—	—	—	90	—	—	—	90
EBITDA	47,704	14,006	8,412	2,830	72,952	62,516	19,251	(28,769)	125,950
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	4,862	—	119	4,981
Adjusted EBITDA	$47,704	$14,006	$8,725	$2,830	$73,265	$67,137	$19,257	$(28,650)	$131,009

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

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2018, the average rate on the Term Facility was 3.39% and 3.31%, respectively. During the three and six months ended October 31, 2017, the average rate on the Term Facility was 2.49% and 2.41%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly

KORN/FERRY INTERNATIONAL AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS October 31, 2018 (continued)

installments with principal payments totaling $12.0 million made during the six months ended October 31, 2018. As of October 31, 2018, $226.9 million was outstanding under the Term Facility compared to $238.9 million as of April 30, 2018. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.3 million and $2.7 million as of October 31, 2018 and April 30, 2018, respectively. The fair value of the Company’s Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of October 31, 2018, the Company was in compliance with its debt covenants.

As of October 31, 2018 and April 30, 2018, the Company had no borrowings under the Revolver. The Company had a total of $122.1 million available under the Revolver after $2.9 million of standby letters of credit were issued as of October 31, 2018 and April 30, 2018, respectively. The Company had a total of $8.1 million and $7.4 million of standby letters with other financial institutions of October 31, 2018 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

11. Subsequent Events

Quarterly Dividend Declaration

On December 5, 2018, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of January 15, 2019 to holders of the Company’s common stock of record at the close of business on December 20, 2018. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

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

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). This Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand – Korn Ferry. As a result, the Company discontinued the use of all sub-brands and will be changing its name, effective January 1, 2019, to “Korn Ferry”. Two of the Company’s sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million, during the six months ended of October 31, 2018. During the three months ended October 31, 2018, there was no non-cash write-off of tradenames. As part of the Plan, the Company previously considered pursuing a holding company reorganization (the “KF Merger”). While the Company continues to pursue the Plan, it is further evaluating various other structuring alternatives to effectuate the Plan but may not do so via the KF Merger structure previously disclosed.

The Company currently operates in three global business segments: Executive Search, Advisory and RPO & Professional Search. See Note 9 — Business Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). In the six months ended October 31, 2018, Adjusted EBITDA excluded $106.6 million of write-off of tradenames related to the Plan.

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

Management believes the presentation of these non-GAAP financial measures provides meaningful supplemental information regarding Korn Ferry’s performance by excluding certain charges, items of income and other items that may not be indicative of Korn Ferry’s ongoing operating results. The use of these non-GAAP financial measures facilitates comparisons to Korn Ferry’s historical performance and identification of operating trends that may otherwise be distorted by certain charges and other items. Korn Ferry includes these non-GAAP financial measures because management believes it is useful to investors in allowing for greater transparency with respect to supplemental information used by management in its evaluation of Korn Ferry’s ongoing operations and financial and operational decision-making. The accounting policies for the reportable segments are the same as those described in the summary of significant accounting policies in the accompanying consolidated financial statements, except that the above noted items are excluded from EBITDA to arrive at Adjusted EBITDA. Management further believes that EBITDA is useful to investors because it is frequently used by investors and other interested parties to measure operating performance among companies with different capital structures, effective tax rates and tax attributes and capitalized asset values, all of which can vary substantially from company to company.

Fee revenue was $495.2 million during the three months ended October 31, 2018, an increase of $52.2 million, or 12%, compared to $443.0 million in the three months ended October 31, 2017, with increases in fee revenue in all business segments. During the three months ended October 31, 2018, we recorded an operating income of $71.0 million, an increase of $18.5 million, as compared to operating income of $52.5 million in the three months ended October 31, 2017, with the Executive Search, Advisory and RPO & Professional Search segments contributing $51.5 million, $29.4 million and $12.5 million, respectively, offset by Corporate expenses of $22.4 million. Net income attributable to Korn Ferry in the three months ended October 31, 2018 was $46.0 million, an increase of $9.7 million as compared to net income attributable to Korn Ferry of $36.3 million in the year-ago quarter. During the three months ended October 31, 2018, Adjusted EBITDA was $80.3 million, an increase of $9.7 million during the three months ended October 31, 2018, from Adjusted EBITDA of $70.6 million in the year-ago quarter, with the Executive Search, Advisory and RPO & Professional Search segments contributing $49.2 million, $39.4 million and $13.2 million, respectively, offset by Corporate expenses net of other income of $21.5 million.

Our cash, cash equivalents and marketable securities decreased $134.6 million to $523.3 million at October 31, 2018, compared to $657.9 million at April 30, 2018. This decrease is mainly due to annual bonuses earned in fiscal 2018 and paid during the first quarter of fiscal 2019, sign-on and retention payments, $24.6 million in payments for the purchase of property and equipment, $22.7 million for stock repurchases in the open market, $13.2 million paid in tax withholding on restricted stock vesting, $12.0 million in principal payments on our term loan and  $11.7 million in dividends paid during the first half of fiscal 2019, partially offset by cash provided by operating activities. As of October 31, 2018, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $133.2 million and a fair value of $135.6 million. Our vested obligations for which these assets were held in trust totaled $115.9 million as of October 31, 2018 and our unvested obligations totaled $24.2 million.

Our working capital increased $10.3 million from April 30, 2018 to $466.1 million as of October 31, 2018. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations, the retention pool obligations pursuant to the previous acquisition and dividend payments under our dividend policy in the next twelve months. We had no outstanding borrowings under our revolving credit facility at October 31, 2018 and April 30, 2018. As of October 31, 2018, and April 30, 2018, there was $2.9 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $8.1 million and $7.4 million of standby letters of credits with other financial institutions as of October 31, 2018 and April 30, 2018, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.3	2.8	2.5	3.1
Total revenue	102.3	102.8	102.5	103.1
Compensation and benefits	67.8	67.7	68.5	67.8
General and administrative expenses	11.7	13.2	23.6	13.8
Reimbursed expenses	2.3	2.8	2.5	3.1
Cost of services	4.0	4.5	4.0	4.2
Depreciation and amortization	2.2	2.8	2.4	2.9
Restructuring charges, net	—	—	—	—
Operating income	14.3	11.8	1.7	11.2
Net income	9.6%	8.3%	0.9%	7.8%
Net income attributable to Korn/Ferry International	9.3%	8.2%	0.8%	7.7%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended October 31,				Six Months Ended October 31,
	2018		2017		2018		2017
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$115,863	23.4%	$101,544	22.9%	$227,960	23.7%	$193,377	22.9%
EMEA	44,928	9.1	41,346	9.3	91,582	9.5	81,467	9.7
Asia Pacific	27,936	5.6	25,912	5.9	54,231	5.7	47,490	5.6
Latin America	8,907	1.8	7,964	1.8	16,785	1.8	15,623	1.9
Total Executive Search	197,634	39.9	176,766	39.9	390,558	40.7	337,957	40.1
Advisory	217,089	43.8	199,953	45.1	412,464	42.9	379,406	44.9
RPO & Professional Search	80,482	16.3	66,299	15.0	157,751	16.4	126,909	15.0
Total fee revenue	495,205	100.0%	443,018	100.0%	960,773	100.0%	844,272	100.0%
Reimbursed out-of-pocket engagement expense	11,588		12,450		24,382		26,113
Total revenue	$506,793		$455,468		$985,155		$870,385

	Three Months Ended October 31,				Six Months Ended October 31,
	2018		2017		2018		2017
	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)	Dollars	Margin(1)
	(dollars in thousands)
Operating income (loss)
Executive Search:
North America	$35,328	30.5%	$23,039	22.7%	$61,842	27.1%	$45,109	23.3%
EMEA	7,319	16.3	6,345	15.3	14,288	15.6	13,020	16.0
Asia Pacific	6,767	24.2	4,381	16.9	13,408	24.7	7,522	15.8
Latin America	2,053	23.0	1,527	19.2	2,807	16.7	2,553	16.3
Total Executive Search	51,467	26.0	35,292	20.0	92,345	23.6	68,204	20.2
Advisory	29,426	13.6	26,347	13.2	(53,653)	(13.0)	45,402	12.0
RPO & Professional Search	12,516	15.6	9,418	14.2	24,161	15.3	17,663	13.9
Corporate	(22,422)		(18,589)		(46,985)		(36,866)
Total operating income	$70,987	14.3%	$52,468	11.8%	$15,868	1.7%	$94,403	11.2%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended October 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$115,863	$44,928	$27,936	$8,907	$197,634	$217,089	$80,482	$—	$495,205
Total revenue	$119,322	$45,636	$28,146	$8,912	$202,016	$221,419	$83,358	$—	$506,793

Net income attributable to Korn/Ferry International									$46,034
Net income attributable to noncontrolling interest									1,283
Other loss, net									4,600
Interest expense, net									4,337
Equity in earnings of unconsolidated subsidiaries, net									(100)
Income tax provision									14,833
Operating income (loss)	$35,328	$7,319	$6,767	$2,053	$51,467	$29,426	$12,516	$(22,422)	70,987
Depreciation and amortization	968	95	375	101	1,539	6,964	761	1,754	11,018
Other (loss) income, net	(4,081)	22	77	93	(3,889)	265	(79)	(897)	(4,600)
Equity in earnings of unconsolidated subsidiaries, net	100	—	—	—	100	—	—	—	100
EBITDA	32,315	7,436	7,219	2,247	49,217	36,655	13,198	(21,565)	77,505
Integration/acquisition costs	—	—	—	—	—	2,755	—	80	2,835
Adjusted EBITDA	$32,315	$7,436	$7,219	$2,247	$49,217	$39,410	$13,198	$(21,485)	$80,340
Adjusted EBITDA margin	27.9%	16.6%	25.8%	25.2%	24.9%	18.2%	16.4%		16.2%

	Three Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$101,544	$41,346	$25,912	$7,964	$176,766	$199,953	$66,299	$—	$443,018
Total revenue	$104,329	$42,073	$26,187	$7,994	$180,583	$203,836	$71,049	$—	$455,468

Net income attributable to Korn/Ferry International									$36,331
Net income attributable to noncontrolling interest									401
Other income, net									(3,447)
Interest expense, net									3,624
Equity in earnings of unconsolidated subsidiaries, net									(60)
Income tax provision									15,619
Operating income (loss)	$23,039	$6,345	$4,381	$1,527	$35,292	$26,347	$9,418	$(18,589)	52,468
Depreciation and amortization	984	459	371	111	1,925	8,143	784	1,595	12,447
Other income, net	290	43	94	39	466	455	—	2,526	3,447
Equity in earnings of unconsolidated subsidiaries, net	60	—	—	—	60	—	—	—	60
EBITDA	24,373	6,847	4,846	1,677	37,743	34,945	10,202	(14,468)	68,422
Restructuring (recoveries) charges, net	—	—	273	—	273	(481)	6	—	(202)
Integration/acquisition costs	—	—	—	—	—	2,313	—	80	2,393
Adjusted EBITDA	$24,373	$6,847	$5,119	$1,677	$38,016	$36,777	$10,208	$(14,388)	$70,613
Adjusted EBITDA margin	24.0%	16.6%	19.8%	21.1%	21.5%	18.4%	15.4%		15.9%

	Six Months Ended October 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$227,960	$91,582	$54,231	$16,785	$390,558	$412,464	$157,751	$—	$960,773
Total revenue	$235,079	$93,385	$54,771	$16,815	$400,050	$421,566	$163,539	$—	$985,155

Net income attributable to Korn/Ferry International									$7,423
Net income attributable to noncontrolling interest									1,302
Other loss, net									109
Interest expense, net									8,440
Equity in earnings of unconsolidated subsidiaries, net									(129)
Income tax benefit									(1,277)
Operating income (loss)	$61,842	$14,288	$13,408	$2,807	$92,345	$(53,653)	$24,161	$(46,985)	15,868
Depreciation and amortization	1,947	465	745	208	3,365	14,395	1,522	3,467	22,749
Other (loss) income, net	(609)	362	252	130	135	835	26	(1,105)	(109)
Equity in earnings of unconsolidated subsidiaries, net	129	—	—	—	129	—	—	—	129
EBITDA	63,309	15,115	14,405	3,145	95,974	(38,423)	25,709	(44,623)	38,637
Integration/acquisition costs	—	—	—	—	—	5,782	—	160	5,942
Tradename write-offs	—	—	—	—	—	106,555	—	—	106,555
Adjusted EBITDA	$63,309	$15,115	$14,405	$3,145	$95,974	$73,914	$25,709	$(44,463)	$151,134
Adjusted EBITDA margin	27.8%	16.5%	26.6%	18.7%	24.6%	17.9%	16.3%		15.7%

	Six Months Ended October 31, 2017
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$193,377	$81,467	$47,490	$15,623	$337,957	$379,406	$126,909	$—	$844,272
Total revenue	$199,534	$83,131	$48,067	$15,658	$346,390	$387,132	$136,863	$—	$870,385

Net income attributable to Korn/Ferry International									$65,372
Net income attributable to noncontrolling interest									789
Other income, net									(6,801)
Interest expense, net									7,304
Equity in earnings of unconsolidated subsidiaries, net									(90)
Income tax provision									27,829
Operating income (loss)	$45,109	$13,020	$7,522	$2,553	$68,204	$45,402	$17,663	$(36,866)	94,403
Depreciation and amortization	1,933	887	691	218	3,729	16,228	1,580	3,119	24,656
Other income, net	572	99	199	59	929	886	8	4,978	6,801
Equity in earnings of unconsolidated subsidiaries, net	90	—	—	—	90	—	—	—	90
EBITDA	47,704	14,006	8,412	2,830	72,952	62,516	19,251	(28,769)	125,950
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	4,862	—	119	4,981
Adjusted EBITDA	$47,704	$14,006	$8,725	$2,830	$73,265	$67,137	$19,257	$(28,650)	$131,009
Adjusted EBITDA margin	24.7%	17.2%	18.4%	18.1%	21.7%	17.7%	15.2%		15.5%

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

Fee Revenue

Fee Revenue. Fee revenue increased by $52.2 million, or 12%, to $495.2 million in the three months ended October 31, 2018 compared to $443.0 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $12.5 million, or 3%, in the three months ended October 31, 2018 compared to the year-ago quarter. The higher fee revenue was attributable to organic growth in solution areas.

Executive Search. Executive Search reported fee revenue of $197.6 million, an increase of $20.8 million, or 12%, in the three months ended October 31, 2018 compared to $176.8 million in the year-ago quarter. As detailed below, Executive Search fee revenue was higher in all regions in the three months ended October 31, 2018 as compared to the year-ago quarter. The higher fee revenue in Executive Search was mainly due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 7% increase in the number of engagements billed during the three months ended October 31, 2018 compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $4.0 million, or 2%, in the three months ended October 31, 2018 compared to the year-ago quarter.

North America reported fee revenue of $115.9 million, an increase of $14.4 million, or 14%, in the three months ended October 31, 2018 compared to $101.5 million in the year-ago quarter. North America’s fee revenue was higher due to an 11% increase in the number of engagements billed and a 3% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended October 31, 2018 compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from technology, industrial, consumer goods and life sciences/healthcare sectors.

EMEA reported fee revenue of $44.9 million, an increase of $3.6 million, or 9%, in the three months ended October 31, 2018 compared to $41.3 million in the year-ago quarter. The change in fee revenue was due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 3% increase in the number of engagements billed during the three months ended October 31, 2018 compared to the year-ago quarter. The performance in the United Kingdom, France and Germany were the primary contributors to the increase in fee revenue in the three months ended October 31, 2018 compared to the year-ago quarter. In terms of business sectors, financial services, industrial and technology had the largest increase in fee revenue in the three months ended October 31, 2018 compared to the year-ago quarter, partially offset by a decrease in fee revenue in the life sciences/healthcare sector. Exchange rates unfavorably impacted fee revenue by $1.0 million, or 2%, in the three months ended October 31, 2018 compared to the year-ago quarter.

Asia Pacific reported fee revenue of $27.9 million, an increase of $2.0 million, or 8%, in the three months ended October 31, 2018 compared to $25.9 million in the year-ago quarter. The increase in fee revenue was higher due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 5% increase in the number of engagements billed during the three months ended October 31, 2018 compared to the year-ago quarter. The performance in Hong Kong, Australia and China were the primary contributors to the increase in fee revenue in the three months ended October 31, 2018 compared to the year-ago quarter. Education/Non-Profit, life sciences/healthcare and consumer goods were the main sectors contributing to the increase in fee revenue in the three months ended October 31, 2018 as compared to the year-ago quarter, partially offset by a decrease in fee revenue in the financial services sector. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 4%, in the three months ended October 31, 2018 compared to the year-ago quarter.

Latin America reported fee revenue of $8.9 million, an increase of $0.9 million, or 11%, in the three months ended October 31, 2018 compared to $8.0 million in the year-ago quarter. The increase in fee revenue in the region was due to higher fee revenue in Brazil and Mexico in the three months ended October 31, 2018 compared to the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.6 million, or 20%, in the three months ended October 31, 2018 compared to the year-ago quarter.

Advisory. Advisory reported fee revenue of $217.1 million, an increase of $17.1 million, or 9%, in the three months ended October 31, 2018 compared to $200.0 million in the year-ago quarter. The increase in fee revenue was primarily due to an increase in fee revenue from consulting services, which increased by $12.5 million in the three months ended October 31, 2018 compared to the year-ago quarter, with the remaining increase of $4.6 million generated by our products business. Exchange rates unfavorably impacted fee revenue by $6.5 million, or 3%, in the three months ended October 31, 2018 compared to the year-ago quarter.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $80.5 million, an increase of $14.2 million, or 21%, in the three months ended October 31, 2018 compared to $66.3 million in the year-ago quarter. Higher fee revenues in Professional Search and RPO of $8.2 million and $6.0 million, respectively, drove the increase in fee revenue. Exchange rates unfavorably impacted fee revenue by $2.0 million, or 3%, in the three months ended October 31, 2018 compared to the year-ago quarter.

Compensation and Benefits

Compensation and benefits expense increased $36.0 million, or 12%, to $335.8 million in the three months ended October 31, 2018 from $299.8 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $8.0 million, or 3%, in the three months ended October 31, 2018 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to an increase in performance related bonus expense of $25.0 million due to higher fee revenues. Also contributing to the increase was a 7% increase in average headcount, which contributed $6.8 million in higher salaries and related payroll taxes and a $3.3 million increase in amortization of long-term incentive awards, partially offset by a decrease of $6.6 million in the amounts owed under certain deferred compensation and retirement plans driven by decreases in the fair value of participants’ accounts in the three months ended October 31, 2018 compared to increases in the year-ago quarter .

Executive Search compensation and benefits expense increased by $6.5 million, or 6%, to $124.1 million in the three months ended October 31, 2018 compared to $117.6 million in the year-ago quarter. The increase was primarily due to higher performance related bonus expense of $9.3 million due to higher fee revenues. Also contributing to the increase was $2.9 million in higher salaries and related payroll taxes due to a 3% increase in average headcount reflecting our continued growth-related investment back into the business, partially offset by a decrease of $6.0 million in expenses associated with our deferred compensation and retirement plans driven by decreases in the fair value of participants’ accounts in the three months ended October 31, 2018 compared to increases in the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, decreased to 63% in the three months ended October 31, 2018 from 67% in the year-ago quarter.

Advisory compensation and benefits expense increased $15.4 million, or 12%, to $141.6 million in the three months ended October 31, 2018 from $126.2 million in the year-ago quarter. The change was primarily due to $10.1 million in higher performance related bonus expense due to the growth in fee revenue. The rest of the increase in compensation and benefits expense was due to increases in commission expense and amortization of long-term incentive awards of $2.0 million and $0.9 million, respectively, in the three months ended October 31, 2018 compared to the year-ago quarter. Advisory compensation and benefits expense, as a percentage of fee revenue, increased to 65% in the three months ended October 31, 2018 from 63% in the year-ago quarter.

RPO & Professional Search compensation and benefits expense increased $11.4 million, or 25%, to $57.8 million in the three months ended October 31, 2018 from $46.4 million in the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $5.2 million resulting from a 32% increase in the average headcount in the three months ended October 31, 2018 compared to the year-ago quarter. The higher average headcount and the $1.0 million increase in the use of outside contractors was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance related bonus expense of $4.1 million. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, increased to 72% in the three months ended October 31, 2018 from 70% in the year-ago quarter.

Corporate compensation and benefits expense increased by $2.6 million, or 27%, to $12.3 million in the three months ended October 31, 2018 from $9.7 million in the year-ago quarter. The increase was primarily due to higher performance related bonus expense, higher stock-based compensation expense and an increase in amortization of long-term incentive awards of $1.5 million, $0.7 million, and $0.4 million, respectively in the three months ended October 31, 2018 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses was $57.7 million in the three months ended October 31, 2018 compared to $58.6 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $1.6 million, or 3%, in the three months ended October 31, 2018 compared to the year-ago quarter.  The decrease was due to decreases in legal and other professional fees and foreign exchange loss of $0.6 million and $0.4 million, respectively, during the three months ended October 31, 2018 compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 12% in the three months ended October 31, 2018 compared to 13% in the three months ended October 31, 2017.

Executive Search general and administrative expenses was $19.1 million in the three months ended October 31, 2018 compared to $19.9 million in the year-ago quarter. The decrease was primarily due to a decrease in legal and other professional fees of $0.6 million during the three months ended October 31, 2018 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in the three months ended October 31, 2018 compared to 11% in the year-ago quarter.

Advisory general and administrative expenses was $24.1 million in the three months ended October 31, 2018 compared to $24.4 million in the year-ago quarter. Advisory general and administrative expenses, as a percentage of fee revenue, was 11% in the three months ended October 31, 2018 compared to 12% in the three months ended October 31, 2017.

RPO & Professional Search general and administrative expenses was $6.1 million in the three months ended October 31, 2018 compared to $6.9 million in the year-ago quarter. The decrease was due to a foreign exchange gain of $0.2 million during the three months ended October 31, 2018 compared to a foreign exchange loss of $0.1 million in the year -ago quarter and an increase in legal and other professional fees of $0.2 million. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 8% in the three months ended October 31, 2018 compared to 10% in the year-ago quarter.

Corporate general and administrative expenses increased $1.1 million, or 15%, to $8.4 million in the three months ended October 31, 2018 compared to $7.3 million in the year-ago quarter. The increase in general and administrative expenses was mainly due to an increase of $0.4 million and $0.3 million in legal and other professional expenses and premise and office expense, respectively.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense was $19.6 million in the three months ended October 31, 2018 compared to $19.9 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% for both the three months ended October 31, 2018 and 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $11.0 million, a decrease of $1.4 million, or 11%, in the three months ended October 31, 2018 compared to $12.4 million in the year-ago quarter. The decrease was due to lower amortization expense associated with intangible assets as some of our intangible assets became fully amortized.

Restructuring (Recoveries) Charges, Net

During the three months ended October 31, 2018, no restructuring charges were incurred.

During the three months ended October 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate entities that were acquired in fiscal 2016 and recorded $0.2 million of restructuring recoveries, net relating to the consolidation of premises due to adjustments made to previously recorded restructuring charges, net.

Operating Income

Operating income increased by $18.5 million, or 35%, to $71.0 million in the three months ended October 31, 2018 compared to an operating income of $52.5 million in the year-ago quarter. The increase in operating income was driven by higher fee revenue of $52.2 million and decreases in depreciation and amortization expenses and general and administrative expenses of $1.4 million and $0.9 million, respectively, offset by an increase in compensation and benefits expense of $36.0 million.

Executive Search operating income increased $16.2 million, or 46%, to $51.5 million in the three months ended October 31, 2018 as compared to $35.3 million in the year-ago quarter. The increase in Executive Search operating income was driven by higher fee revenue of $20.8 million and a decrease of general and administrative expenses of $0.8 million, offset by an increase in compensation and benefits expense of $6.5 million. Executive Search operating income, as a percentage of fee revenue, was 26% and 20% in the three months ended October 31, 2018 and 2017, respectively.

Advisory operating income was $29.4 million in the three months ended October 31, 2018, an increase of $3.1 million, as compared to $26.3 million in the year-ago quarter. The increase in operating income was primarily due to higher fee revenue of $17.1 million and a decrease in depreciation and amortization expenses of $1.2 million, offset by an increase in compensation and benefits expense of $15.4 million. Advisory operating income, as a percentage of fee revenue, was 14% in the three months ended October 31, 2018 compared to 13% in the year-ago quarter.

RPO & Professional Search operating income was $12.5 million, an increase of $3.1 million, or 33%, in the three months ended October 31, 2018 as compared to $9.4 million in the year-ago quarter. The increase in operating income was driven by higher fee revenue of $14.2 million, offset by an increase in compensation and benefits expense of $11.4 million. RPO & Professional Search operating income, as a percentage of fee revenue, was 16% in the three months ended October 31, 2018 compared to 14% in the year-ago quarter.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $9.7 million to $46.0 million in the three months ended October 31, 2018 as compared to $36.3 million in the year-ago quarter. The increase was due to higher total revenue of $51.3 million and decreases in depreciation and amortization expenses and general and administrative expenses of $1.4 million and $0.9 million, respectively.  Offsetting these changes was an increase in compensation and benefits expense of $36.0 million and a change from other income, net of $3.4 million during the three months ended October 31, 2017 to other loss, net of $4.6 million during the three months ended October 31, 2018, primarily due to changes in the fair value of our marketable securities. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in the three months ended October

31, 2018 as compared to 8% in the three months ended October 31, 2017.

Adjusted EBITDA

Adjusted EBITDA increased by $9.7 million to $80.3 million in the three months ended October 31, 2018 as compared to $70.6 million in the year-ago quarter. This increase was driven by higher fee revenue of $52.2 million and a decrease in general and administrative expenses of $0.9 million, offset by an increase of $35.6 million in compensation and benefits expense (excluding integration costs) and $4.6 million in other loss, net during the three months ended October 31, 2018 compared to other income, net of $3.4 million during the year-ago quarter due to changes in the fair value of our marketable securities. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended October 31, 2018 and 2017.

Executive Search Adjusted EBITDA increased $11.2 million, or 29%, to $49.2 million in the three months ended October 31, 2018 as compared to $38.0 million in the year-ago quarter. The increase was driven by higher fee revenue of $20.8 million and a decrease in general and administrative expenses of $0.8 million, offset by increases of $6.5 million in compensation and benefits expense and $3.9 million in other loss, net during the three months ended October 31, 2018 compared to other income, net of $0.5 million during year-ago quarter due to changes in the fair value of our marketable securities. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in the three months ended October 31, 2018 as compared to 22% in the three months ended October 31, 2017.

Advisory Adjusted EBITDA was $39.4 million in the three months ended October 31, 2018, an increase of $2.6 million, or 7%, as compared to $36.8 million in the year-ago quarter. The increase was driven by higher fee revenue of $17.1 million, offset by increases of $15.0 million in compensation and benefits expense (excluding integration costs) during the three months ended October 31, 2018 compared to the year-ago quarter. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the three months ended October 31, 2018 and 2017.

RPO & Professional Search Adjusted EBITDA was $13.2 million in the three months ended October 31, 2018, an increase of $3.0 million, or 29%, as compared to $10.2 million in the year-ago quarter. The increase was driven by higher fee revenue of $14.2 million, offset by increases of $11.4 million in compensation and benefits expense during the three months ended October 31, 2018 compared to the year-ago quarter. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% in the three months ended October 31, 2018 compared to 15% in the year-ago quarter.

Other (Loss) Income, Net

Other loss, net was $4.6 million in the three months ended October 31, 2018 as compared to other income, net of $3.6 million in the year-ago quarter. The change was primarily due to the decrease in the fair value of our marketable securities, which created a loss during the three months ended October 31, 2018 compared to a gain in the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our company owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.3 million in the three months ended October 31, 2018 as compared to $3.6 million in the year-ago quarter.

Income Tax Provision

The provision for income tax was $14.8 million in the three months ended October 31, 2018 compared to $15.6 million in the year-ago quarter. This reflects a 23.9% and 29.9% effective tax rate for the three months ended October 31, 2018 and 2017, respectively. The difference in the effective tax rate is primarily due to the enactment of the Tax Act which reduced the U.S. corporate federal statutory rate from 35.0% to 21.0%.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended October 31, 2018 was $1.3 million as compared to $0.4 million for the three months ended October 31, 2017.

Six Months Ended October 31, 2018 Compared to Six Months Ended October 31, 2017

Fee Revenue

Fee Revenue. Fee revenue increased by $116.5 million, or 14%, to $960.8 million in the six months ended October 31, 2018 compared to $844.3 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $11.2 million, or 1%, in the six months ended October 31, 2018 compared to the year-ago period. The higher fee revenue was attributable to organic growth in solution areas.

Executive Search. Executive Search reported fee revenue of $390.6 million, an increase of $52.6 million, or 16%, in the six months ended October 31, 2018 compared to $338.0 million in the year-ago period. As detailed below, Executive Search fee revenue was higher in all regions in the six months ended October 31, 2018 as compared to the year-ago period. The higher fee revenue in Executive Search was mainly due to a 9% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 7% increase in the number of engagements billed during the six months ended October 31, 2018 compared to the year-ago period.

North America reported fee revenue of $228.0 million, an increase of $34.6 million, or 18%, in the six months ended October 31, 2018 compared to $193.4 million in the year-ago period. North America’s fee revenue was higher due to a 14% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the six months ended October 31, 2018 compared to the year-ago period. All business sectors contributed to the growth in fee revenue in the six months ended October 31, 2018 as compared to the year-ago period, with technology, industrial, financial services, and life sciences/healthcare contributing the most.

EMEA reported fee revenue of $91.6 million, an increase of $10.1 million, or 12%, in the six months ended October 31, 2018 compared to $81.5 million in the year-ago period. The change in fee revenue was due to an 11% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 1% increase in the number of engagements billed during the six months ended October 31, 2018 compared to the year-ago period. The performance in the United Kingdom, France and Germany were the primary contributors to the increase in fee revenue in the six months ended October 31, 2018 compared to the year-ago period. In terms of business sectors, industrial, financial services and consumer goods had the largest increase in fee revenue in the six months ended October 31, 2018 compared to the year-ago period.

Asia Pacific reported fee revenue of $54.2 million, an increase of $6.7 million, or 14%, in the six months ended October 31, 2018 compared to $47.5 million in the year-ago period. The increase in fee revenue was higher due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 9% increase in the number of engagements billed during the six months ended October 31, 2018 compared to the year-ago period. The performance in China, Singapore, Hong Kong, and Australia were the primary contributors to the increase in fee revenue in the six months ended October 31, 2018 compared to the year-ago period, partially offset by a decline in fee revenue in Indonesia. Consumer goods, life sciences/healthcare and education/non-profit were the main sectors contributing to the increase in fee revenue in the six months ended October 31, 2018 as compared to the year-ago period. Exchange rates unfavorably impacted fee revenue by $1.0 million, or 2%, in the six months ended October 31, 2018 compared to the year-ago period.

Latin America reported fee revenue of $16.8 million in the six months ended October 31, 2018 compared to $15.6 million in the year-ago period. The increase in fee revenue in the region was due to higher fee revenue in Brazil, Colombia and Argentina in the six months ended October 31, 2018 compared to the year-ago period, partially offset by lower fee revenue in Chile. Exchange rates unfavorably impacted fee revenue by $2.3 million, or 15%, in the six months ended October 31, 2018 compared to the year-ago period.

Advisory. Advisory reported fee revenue of $412.5 million, an increase of $33.1 million, or 9%, in the six months ended October 31, 2018 compared to $379.4 million in the year-ago period. Fee revenue from consulting services was higher by $25.9 million in the six months ended October 31, 2018 compared to the year-ago period, with the remaining increase of $7.1 million generated by our products business. Exchange rates unfavorably impacted fee revenue by $5.9 million, or 2%, in the six months ended October 31, 2018 compared to the year-ago period.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $157.8 million, an increase of $30.9 million, or 24%, in the six months ended October 31, 2018 compared to $126.9 million in the year-ago period. Higher fee revenues in Professional Search and RPO of $15.5 million and $15.3 million, respectively, drove the increase in fee revenue. Exchange rates unfavorably impacted fee revenue by $1.9 million, or 1%, in the six months ended October 31, 2018 compared to the year-ago period.

Compensation and Benefits

Compensation and benefits expense increased $85.1 million, or 15%, to $657.7 million in the six months ended October 31, 2018 from $572.6 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $7.4 million, or 1%, in the six months ended October 31, 2018 compared to the year-ago period. The increase in compensation and benefits was primarily due to an increase in performance related bonus expense of $44.4 million, higher commission expense of $3.4 million and an increase in the use of outside contractors of $3.4 million due to higher fee revenues.  Also contributing to the increase was a 6% increase in average headcount, which contributed $19.6 million in higher salaries and related payroll taxes, $8.2 million increase in amortization of long-term incentive awards and  $4.1 million in severance costs, partially offset by a decrease of $4.0 million in the amounts owed under certain deferred compensation and retirement plans driven by decreases in the fair value of participants’ accounts in the six months ended October 31, 2018 compared to the year-ago period.

Executive Search compensation and benefits expense increased by $28.1 million, or 13%, to $253.1 million in the six months ended October 31, 2018 compared to $225.0 million in the year-ago period. The increase was primarily due to higher performance related bonus expense of $21.9 million due to the increase in fee revenue. Also contributing to the increase was a 4% increase in average headcount, which contributed $7.0 million in higher salaries and related payroll taxes, and a $4.8 million increase in amortization of long-term incentive awards, partially offset by a decrease of $4.3 million in the amounts owed under certain deferred compensation and retirement plans driven by decreases in the fair value of participants’ accounts in the six months ended October 31, 2018 compared to increases in the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the six months ended October 31, 2018 from 67% in the year-ago period.

Advisory compensation and benefits expense increased $27.0 million, or 11%, to $267.3 million in the six months ended October 31, 2018 from $240.3 million in the year-ago period. The change was primarily due to $13.4 million in higher performance related bonus expense and $3.4 million increase in commission expense due to the growth in fee revenue. The rest of the increase in compensation and benefits expense was due to an increase in amortization of long-term incentive awards of $2.4 million, an increase in severance expense of $2.4 million and $0.9 million in higher integration (retention) costs. Advisory compensation and benefits expense, as a percentage of fee revenue, increased to 65% in the six months ended October 31, 2018 from 63% in the year-ago period.

RPO & Professional Search compensation and benefits expense increased $23.3 million, or 26%, to $112.7 million in the six months ended October 31, 2018 from $89.4 million in the year-ago period. The increase was due to higher salaries and related payroll taxes of $11.6 million resulting from a 31% increase in the average headcount in the six months ended October 31, 2018 compared to the year-ago period. The higher average headcount and the $2.0 million increase in the use of outside contractors was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance related bonus expense of $7.1 million. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 71% in the six months ended October 31, 2018 as compared to 70% in the year-ago period.

Corporate compensation and benefits expense increased by $6.7 million, or 37%, to $24.6 million in the six months ended October 31, 2018 from $17.9 million in the year-ago period. The increase was primarily due to higher performance related bonus expense, higher stock-based compensation expense and an increase in amortization of long-term incentive awards of $2.0 million, $1.4 million, and $0.6 million, respectively, in the six months ended October 31, 2018 compared to the year-ago period. The rest of the increase was due to a change in the cash surrender value (“CSV”) of COLI that increased compensation and benefits expense by $1.2 million in the six months ended October 31, 2018 compared to the year-ago period and $0.9 million more in salaries and related payroll taxes.

General and Administrative Expenses

General and administrative expenses increased $109.6 million, or 94%, to $226.5 million in the six months ended October 31, 2018 compared to $116.9 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $1.2 million, or 1%, in the six months ended October 31, 2018 compared to the year-ago period. The increase in general and administrative expenses was due to the write-off of tradenames of $106.6 million related to the Plan and an increase of $2.6 million in legal and other professional expenses during the six months ended October 31, 2018 compared to the year-ago period. General and administrative expenses, as a percentage of fee revenue, was 24% in the six months ended October 31, 2018 compared to 14% in the six months ended October 31, 2017. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue, was 12% in the six months ended October 31, 2018 compared to 14% in the six months ended October 31, 2017.

Executive Search general and administrative expenses was $39.6 million in the six months ended October 31, 2018 compared to $38.3 million in the year-ago period. The increase in general and administrative expenses was mainly due to $0.5 million more in premise and office expense and an increase in foreign exchange loss of $0.5 million in the six months ended October 31, 2018 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in the six months ended October 31, 2018 compared to 11% in the year-ago period.

Advisory general and administrative expenses increased $105.8 million, or 215%, to $155.1 million in the six months ended October 31, 2018 from $49.3 million in the year-ago period. The increase in general and administrative expenses was mainly due to the write-off of tradenames of $106.6 million in the six months ended October 31, 2018 compared to the year-ago period. Advisory general and administrative expenses, as a percentage of fee revenue, was 38% in the six months ended October 31, 2018 compared to 13% in the six months ended October 31, 2017. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue, was 12% in the six months ended October 31, 2018 compared to 13% in the six months ended October 31, 2017.

RPO & Professional Search general and administrative expenses was $12.9 million in the six months ended October 31, 2018 compared to $13.5 million in the year-ago period. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 8% in the six months ended October 31, 2018 compared to 11% in the year-ago period.

Corporate general and administrative expenses increased $3.1 million, or 20%, to $18.9 million in the six months ended October 31, 2018 compared to $15.8 million in the year-ago period. The increase in general and administrative expenses was mainly due to an increase of $2.4 million in legal and other professional expenses and $0.6 million in marketing and business development expenses.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense increased $2.3 million, or 6%, to $38.0 million in the six months ended October 31, 2018 compared to $35.7 million in the year-ago period. The increase was mainly due to higher fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the six months ended October 31, 2018 and 2017.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $22.7 million, a decrease of $2.0 million, or 8%, in the six months ended October 31, 2018 compared to $24.7 million in the year-ago period. The decrease was due to lower amortization expense associated with intangible assets as some of our intangible assets became fully amortized.

Restructuring Charges, Net

During the six months ended October 31, 2018, no restructuring charges were incurred.

During the six months ended October 31, 2017, we continued the implementation of the fiscal 2016 restructuring plan to integrate entities that were acquired in fiscal 2016 and recorded $0.1 million of restructuring charges, net relating to the consolidation of premises.

Operating Income

Operating income decreased by $78.5 million to $15.9 million in the six months ended October 31, 2018 compared to an operating income of $94.4 million in the year-ago period. The decrease in operating income was primarily driven by the write-off of tradenames of $106.6 million, an increase of $85.1 million in compensation and benefits expense, and $2.6 million more in legal and other professional expenses, offset by higher fee revenue of $116.5 million.

Executive Search operating income increased $24.1 million, or 35%, to $92.3 million in the six months ended October 31, 2018 as compared to $68.2 million in the year-ago period. The increase in Executive Search operating income was driven by higher fee revenue of $52.6 million, offset by increases in compensation and benefits expense of $28.1 million. Executive Search operating income, as a percentage of fee revenue, was 24% and 20% in the six months ended October 31, 2018 and 2017, respectively.

Advisory operating loss was $53.7 million in the six months ended October 31, 2018, a decrease of $99.1 million, as compared to operating income of $45.4 million in the year-ago period. The decrease in operating income was primarily due to the write-off of tradenames of $106.6 million and an increase of $27.0 million in compensation and benefits expense, offset by higher fee revenue of $33.1 million. Advisory operating loss, as a percentage of fee revenue, was 13% in the six months ended October 31, 2018 compared to an operating income, as a percentage fee revenue, of 12% in the year-ago period. Excluding the tradename write-offs, operating income as a percentage of fee revenue, was 13% in the six months ended October 31, 2018.

RPO & Professional Search operating income was $24.2 million, an increase of $6.5 million, or 37%, in the six months ended October 31, 2018 as compared to $17.7 million in the year-ago period. The increase in operating income was driven by higher fee revenue of $30.9 million and a decrease in general and administrative expenses of $0.6 million, offset by increases in compensation and benefits expense and cost of services expense of $23.3 million and $1.7 million, respectively. RPO & Professional Search operating income, as a percentage of fee revenue, was 15% in the six months ended October 31, 2018 compared to 14% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $58.0 million to $7.4 million in the six months ended October 31, 2018 as compared to $65.4 million in the year-ago period. The decrease was due to an increase in operating expenses of $193.3 million due to the tradename write-off of $106.6 million and higher compensation and benefits expense of $85.1 million, as well as a change from other income, net of $6.8 million during the six months ended October 31, 2017 to other loss, net of $0.1 million during the six months ended October 31, 2018, primarily due to changes in the fair value of our marketable securities. These decreases in net income attributable to Korn Ferry were offset by higher total revenue of $114.8 million and an income tax benefit of $1.3 million during the six months ended October 31, 2018 compared to income tax expense of $27.8 million in the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 1% in the six months ended October 31, 2018 compared to 8% in the six months ended October 31, 2017.

Adjusted EBITDA

Adjusted EBITDA increased by $20.1 million to $151.1 million in the six months ended October 31, 2018 as compared to $131.0 million in the year-ago period. This increase was driven by higher fee revenue of $116.5 million, offset by increases of $84.2 million in compensation and benefits expense (excluding integration costs), $3.0 million in general and administrative expenses (excluding write-off on tradenames), $2.3 million in cost of services and a change from other income, net of $6.8 million during the six months ended October 31, 2017 to other loss, net of $0.1 million during the six months ended October 31, 2018, primarily due to changes in the fair value of our marketable securities. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the six months ended October 31, 2018 and 2017.

Executive Search Adjusted EBITDA increased $22.7 million, or 31%, to $96.0 million in the six months ended October 31, 2018 as compared to $73.3 million in the six months ended October 31, 2017. The increase was driven by higher fee revenue of $52.6 million during the six months ended October 31, 2018 compared to the year-ago period, offset by increases of $28.1 million in compensation and benefits expense and $1.3 million in general and administrative expenses. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in the six months ended October 31, 2018 as compared to 22% in the six months ended October 31, 2017.

Advisory Adjusted EBITDA was $73.9 million in the six months ended October 31, 2018, an increase of $6.8 million, or 10%, as compared to $67.1 million in the year-ago period. The increase was driven by higher fee revenue of $33.1 million, offset by increases of $26.1 million in compensation and benefits expense (excluding integration costs) during the six months ended October 31, 2018 compared to the year-ago period. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the six months ended October 31, 2018 and 2017.

RPO & Professional Search Adjusted EBITDA was $25.7 million in the six months ended October 31, 2018, an increase of $6.4 million, or 33%, as compared to $19.3 million in the year-ago period. The increase was driven by higher fee revenue of $30.9 million and a decrease in general and administrative expenses of $0.6 million, offset by increases of $23.3 million in compensation and benefits expense and an increase of $1.7 million in cost of services expense during the six months ended October 31, 2018 compared to the year-ago period. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% in the six months ended October 31, 2018 compared to 15% in the year-ago period.

Other (Loss) Income, Net

Other loss, net was $0.1 million in the six months ended October 31, 2018 as compared to other income, net of $6.8 million in the year-ago period. The change was primarily due to the decrease in the fair value of our marketable securities, which created a loss during the six months ended October 31, 2018 compared to a gain in the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our term loan facility and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $8.4 million in the six months ended October 31, 2018 as compared to $7.3 million in the year-ago period.

Income Tax (Benefit) Provision

The provision for income tax was a benefit of $1.3 million in the six months ended October 31, 2018 compared to an expense of $27.8 million in the year-ago period. This reflects a 17.4% (benefit) and 29.6% (expense) effective tax rate for the six months ended October 31, 2018 and 2017, respectively. The difference in the effective tax rate is primarily due to the enactment of the Tax Act which reduced the U.S. corporate federal statutory income tax rate from 35.0% to 21.0% as well as the trademark impairment charge and the excess tax benefit on the vested stock-based awards, both of which were recorded as discrete in the three months ended July 31, 2018.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the six months ended October 31, 2018 was $1.3 million as compared to $0.8 million for the six months ended October 31, 2017.

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

On June 15, 2016, we entered into a senior secured $400 million Credit Agreement with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent, to provide for enhanced financial flexibility and in recognition of the accelerated pace of integrating a previous acquisition. See Note 10—Long-Term Debt for a description of the credit facility. In anticipation of the approval by the Board of Directors of the Company of a rebranding and restructuring plan (which plan was approved on June 12, 2018), on June 8, 2018, we entered into an amendment (the “Amendment”) to the Credit Agreement. The Amendment permits a holding company reorganization (the “KF Merger”) and would become effective when certain conditions set forth therein, including consummation of the KF Merger, were satisfied. We previously considered pursuing a holding company reorganization. We continue to pursue the Plan and are further evaluating various other structuring alternatives to effectuate the Plan but may not do so via the KF Merger structure previously disclosed.

We drew down $275 million on the term loan and used $140 million of the proceeds to pay-off the term loan that was outstanding as of April 30, 2016. We had $2.9 million standby letters of credit issued under our long-term debt arrangements as of October 31, 2018 and April 30, 2018, respectively.  We had a total of $8.1 million and $7.4 million of standby letters of credits with other financial institutions as of October 31, 2018 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

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

The Board of Directors also approved the Company’s stock repurchase program to an aggregate of $150.0 million. Common stock may be repurchased from time to time in open market or privately negotiated transactions at the Company’s discretion subject to market conditions and other factors. The Company repurchased approximately $22.7 million and $29.3 million of the Company’s stock during the six months ended October 31, 2018 and 2017, respectively. As of October 31, 2018, $65.4 million remained available for common stock repurchases under our stock repurchase program. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our senior secured credit agreement requires that our pro forma leverage ratio, defined as the ratio of consolidated funded indebtedness to consolidated Adjusted EBITDA, is no greater than 2.50 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including undrawn amounts on our revolving credit facility as a condition to consummating permitted acquisitions, paying dividends to our stockholders and share repurchases of our common stock.

Our performance is subject to the general level of economic activity in the geographic regions and the industries which we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on June 15, 2016 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt, the retention pool obligations in connection with the previous acquisition, share repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $523.3 million and $657.9 million as of October 31, 2018 and April 30, 2018, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $244.4 million and $312.4 million at October 31, 2018 and April 30, 2018, respectively. As of October 31, 2018 and April 30, 2018, we held $189.0 million and $207.6 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2019 and 2018 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of October 31, 2018 and April 30, 2018, marketable securities of $135.6 million (net of gross unrealized gains of $5.1 million and gross unrealized losses of $2.7 million) and $137.1 million (net of gross unrealized gains of $11.0 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $128.9 million and $122.8 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $115.9 million and $118.2 million as of October 31, 2018 and April 30, 2018, respectively. Unvested obligations under the deferred compensation plans totaled $24.2 million and $29.5 million as of October 31, 2018 and April 30, 2018, respectively.

The net increase in our working capital of $10.3 million as of October 31, 2018 compared to April 30, 2018 is primarily attributable to decreases in compensation and benefits payable and deferred revenue and an increase in accounts receivable, offset by decreases in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to the payment of annual bonuses earned in fiscal 2018 and paid during the first quarter of fiscal 2019, with cash and cash equivalents also decreasing due to sign-on and retention payments, stock repurchases made in the open market, payments for tax withholding on restricted stock vesting and dividend payment during the first half of fiscal 2019. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 58 days to 66 days (which is consistent with historical experience) from April 30, 2018 to October 31, 2018. Cash used by operating activities was $32.2 million in the six months ended October 31, 2018, a decrease of $24.0 million, compared to $56.2 million in the year-ago period.

Cash used in investing activities was $53.4 million in the six months ended October 31, 2018 compared to $24.7 million in the year-ago period. An increase in cash used in investing activities was primarily due to an increase in premiums paid under our COLI contracts and higher cash used for the purchases of property and equipment, offset by an increase in death benefits proceeds received from life insurance policies and increase in proceeds from sales/maturities of marketable securities net of cash used to purchase marketable securities during the six months ended October 31, 2018 compared to the year-ago period.

Cash used in financing activities was $27.4 million in the six months ended October 31, 2018 compared to $53.0 million in the six months ended October 31, 2017. The change was primarily due to the borrowings of $31.9 million from our COLI contracts and a decrease in shares repurchased under the stock repurchase program of $6.5 million, offset with an increase of $9.7 million in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock in the six months ended October 31, 2018 compared to the year-ago period.

Cash Surrender Value of Company Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of October 31, 2018 and April 30, 2018, we held contracts with gross CSV of $219.2 million and $186.8 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $96.0 million and $66.7 million as of October 31, 2018 and April 30, 2018, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At October 31, 2018 and April 30, 2018, the net cash value of these policies was $123.2 million and $120.1 million, respectively.

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

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we will be required to pay to the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time and fees relating to the issuance of letters of credit. During the three and six months ended October 31, 2018, the average rate on the Term Facility was 3.39% and 3.31%, respectively. During the three and six months ended October 31, 2017, the average rate on the Term Facility was 2.49% and 2.41%, respectively.

Both the Revolver and the Term Facility mature on June 15, 2021 and may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). The Term Facility is payable in quarterly installments with principal payments totalling $12.0 million made during the six months ended October 31, 2018. As of October 31, 2018, $226.9 million was outstanding under the Term Facility compared to $238.9 million as of April 30, 2018. The current and long-term portion of unamortized debt issuance costs associated with the long-term debt, was $2.3 million and $2.7 million as of October 31, 2018 and April 30, 2018, respectively. The fair value of our Term Facility is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Term Facility approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Term Facility is classified as a Level 2 liability in the fair value hierarchy. As of October 31, 2018, we were in compliance with our debt covenants.

As of October 31, 2018 and April 30, 2018, we had no borrowings under the Revolver. The Company had a total of $122.1 million available under the Revolver after $2.9 million standby letters of credit were issued as of October 31, 2018 and April 30, 2018, respectively. We had a total of $8.1 million and $7.4 million of standby letters of credits with other financial institutions as of October 31, 2018 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of October 31, 2018, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. During the six months ended October 30, 2018, we implemented the new revenue standard (ASU 2014-09), which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets.

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

Fee revenue from executive search and non-executive professional activities is generally one-third of the estimated first year compensation of the placed candidate plus a percentage of the fee to cover indirect engagement related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate upticks have been a relatively consistent percentage of the original estimated fee therefore we estimate upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. We generally recognize such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the six months ended October 31, 2018 and 2017, we recorded foreign currency losses of $1.1 million and $2.0 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies – U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Brazilian Real and the Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of October 31, 2018, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $8.2 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Term Facility and borrowings against the CSV of COLI contracts. As of October 31, 2018, there was $226.9 million outstanding under the Term Facility. At our option, loans issued under the Credit Facilities bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Facilities may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Term Facility, based upon our consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100-basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million and $1.2 million for the three and six months ended October 31, 2018, respectively. During the three and six months ended October 31, 2018, the average interest rate on the term loan was 3.39% and 3.31%, respectively. We had no borrowings under the Revolver as of October 31, 2018.

To mitigate the interest rate risk on our Term Facility, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge.  The notional amount is amortized so that the amount is always 50% of the principal balance of the debt outstanding. As of October 31, 2018, the notional amount was $113.4 million.  The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on 50% of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $96.0 million and $66.7 million of borrowings against the CSV of COLI contracts as of October 31, 2018 and April 30, 2018, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended October 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended October 31, 2018:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2)

August 1, 2018— August 31, 2018	—	$—	—	$88.1 million
September 1, 2018— September 30, 2018	396,996	$50.31	396,274	$68.2 million
October 1, 2018— October 31, 2018	61,986	$46.80	60,000	$65.4 million
Total	458,982	$49.84	456,274

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $22.7 million of the Company’s common stock under the program during the second quarter of fiscal 2019.

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

Item 6. Exhibits

Exhibit Number	Description

3.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company dated October 1, 2018, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2018.
3.2*	Sixth Amended and Restated Bylaws of the Company dated October 1, 2018, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 2, 2018.
3.3*	Restated Certificate of Incorporation of the Company dated October 1, 2018, filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on October 2, 2018.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Korn/Ferry International

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer

Date:  December 7, 2018