Form 10-Q
period 2019-01-31
KORN FERRY
filed 2019-03-11
CIK 56679

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 001-14505

KORN FERRY

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-2623879
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Avenue of the Stars, Suite 2600, Los Angeles, California 90067

(Address of principal executive offices) (Zip Code)

(310) 552-1834

(Registrant’s telephone number, including area code)

KORN/FERRY INTERNATIONAL

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of our common stock as of March 5, 2019 was 56,429,436 shares.

KORN FERRY

Item 1. Consolidated Financial Statements

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2019	April 30, 2018
	(unaudited)
	(in thousands, except per share data)
ASSETS
Cash and cash equivalents	$489,509	$520,848
Marketable securities	6,414	14,293
Receivables due from clients, net of allowance for doubtful accounts of $22,046 and $17,845 at January 31, 2019 and April 30, 2018, respectively	421,812	384,996
Income taxes and other receivables	29,502	29,089
Unearned compensation	41,739	37,333
Prepaid expenses and other assets	28,106	27,700
Total current assets	1,017,082	1,014,259

Marketable securities, non-current	126,950	122,792
Property and equipment, net	130,266	119,901
Cash surrender value of company owned life insurance policies, net of loans	124,607	120,087
Deferred income taxes	40,530	25,520
Goodwill	580,021	584,222
Intangible assets, net	86,308	203,216
Unearned compensation, non-current	88,986	78,295
Investments and other assets	22,803	19,622
Total assets	$2,217,553	$2,287,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$31,151	$35,196
Income taxes payable	24,287	23,034
Compensation and benefits payable	266,925	304,980
Current portion of long-term debt	—	24,911
Other accrued liabilities	163,997	170,339
Total current liabilities	486,360	558,460

Deferred compensation and other retirement plans	240,856	227,729
Long-term debt	222,662	211,311
Deferred tax liabilities	1,434	9,105
Other liabilities	59,201	61,694
Total liabilities	1,010,513	1,068,299

Stockholders' equity
Common stock: $0.01 par value, 150,000 shares authorized, 72,440 and 71,631 shares issued at January 31, 2019 and April 30, 2018, respectively, and 56,420 and 56,517 shares outstanding at January 31, 2019 and April 30, 2018, respectively	651,683	683,942
Retained earnings	616,282	572,800
Accumulated other comprehensive loss, net	(63,271)	(40,135)
Total Korn Ferry stockholders' equity	1,204,694	1,216,607
Noncontrolling interest	2,346	3,008
Total stockholders' equity	1,207,040	1,219,615
Total liabilities and stockholders' equity	$2,217,553	$2,287,914

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Fee revenue	$474,504	$447,581	$1,435,277	$1,291,853
Reimbursed out-of-pocket engagement expenses	11,668	13,189	36,050	39,302
Total revenue	486,172	460,770	1,471,327	1,331,155

Compensation and benefits	321,835	309,527	979,575	882,102
General and administrative expenses	61,179	58,516	287,641	175,380
Reimbursed expenses	11,668	13,189	36,050	39,302
Cost of services	17,066	17,467	55,020	53,163
Depreciation and amortization	11,741	12,225	34,490	36,881
Restructuring charges, net	—	—	—	78
Total operating expenses	423,489	410,924	1,392,776	1,186,906

Operating income	62,683	49,846	78,551	144,249
Other income, net	2,401	7,510	2,292	14,311
Interest expense, net	(4,282)	(3,710)	(12,722)	(11,014)
Income before provision for income taxes and equity in earnings of unconsolidated subsidiaries	60,802	53,646	68,121	147,546
Equity in earnings of unconsolidated subsidiaries	62	97	191	187
Income tax provision	15,420	26,316	14,143	54,145
Net income	45,444	27,427	54,169	93,588
Net income attributable to noncontrolling interest	(480)	(180)	(1,782)	(969)
Net income attributable to Korn Ferry	$44,964	$27,247	$52,387	$92,619

Earnings per common share attributable to Korn Ferry:
Basic	$0.81	$0.49	$0.94	$1.65
Diluted	$0.80	$0.48	$0.92	$1.63

Weighted-average common shares outstanding:
Basic	55,233	55,252	55,358	55,479
Diluted	55,753	55,997	56,181	56,236

Cash dividends declared per share:	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Net income	$45,444	$27,427	$54,169	$93,588

Other comprehensive income (loss):
Foreign currency translation adjustments	6,089	17,839	(21,245)	29,773
Deferred compensation and pension plan adjustments, net of tax	273	361	819	1,065
Net unrealized (loss) gain on interest rate swap, net of tax	(980)	1,077	(702)	1,470
Comprehensive income	50,826	46,704	33,041	125,896
Less: comprehensive income attributable to noncontrolling interest	(552)	(226)	(1,593)	(884)
Comprehensive income attributable to Korn Ferry	$50,274	$46,478	$31,448	$125,012

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2018	56,517	$683,942	$572,800	$(40,135)	$1,216,607	$3,008	$1,219,615
Net loss	—	—	(38,611)	—	(38,611)	19	(38,592)
Other Comprehensive (loss) income	—	—	—	(14,156)	(14,156)	6	(14,150)
Effect of adopting new accounting standards	—	—	8,853	(2,197)	6,656	—	6,656
Dividends paid to shareholders	—	—	(6,027)	—	(6,027)	—	(6,027)
Purchase of stock	(200)	(13,054)	—	—	(13,054)	—	(13,054)
Issuance of stock	621	4,803	—	—	4,803	—	4,803
Stock-based compensation	—	5,369	—	—	5,369	—	5,369
Balance as of July 31, 2018	56,938	681,060	537,015	(56,488)	1,161,587	3,033	1,164,620
Net income	—	—	46,034	—	46,034	1,283	47,317
Other Comprehensive (loss) income	—	—	—	(12,093)	(12,093)	(267)	(12,360)
Dividends paid to shareholders	—	—	(5,716)	—	(5,716)	—	(5,716)
Dividends paid to noncontrolling interest	—	—	—	—	—	(690)	(690)
Purchase of stock	(459)	(22,875)	—	—	(22,875)	—	(22,875)
Issuance of stock	32	—	—	—	—	—	—
Stock-based compensation	—	6,301	—	—	6,301	—	6,301
Balance as of October 31, 2018	56,511	664,486	577,333	(68,581)	1,173,238	3,359	1,176,597
Net income	—	—	44,964	—	44,964	480	45,444
Other Comprehensive income	—	—	—	5,310	5,310	72	5,382
Dividends paid to shareholders	—	—	(6,015)	—	(6,015)	—	(6,015)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,565)	(1,565)
Purchase of stock	(503)	(21,940)	—	—	(21,940)	—	(21,940)
Issuance of stock	412	3,724	—	—	3,724	—	3,724
Stock-based compensation	—	5,413	—	—	5,413	—	5,413
Balance as of January 31, 2019	56,420	$651,683	$616,282	$(63,271)	$1,204,694	$2,346	$1,207,040

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(unaudited)

				Accumulated Other	Total
				Comprehensive	Korn Ferry		Total
	Common Stock		Retained	(Loss) Income,	Stockholders'	Noncontrolling	Stockholder's
	Shares	Amount	Earnings	Net	Equity	Interest	Equity
	(in thousands)
Balance as of April 30, 2017	56,938	$692,527	$461,976	$(71,064)	$1,083,439	$3,609	$1,087,048
Net income	—	—	29,041	—	29,041	388	29,429
Other Comprehensive income	—	—	—	16,373	16,373	105	16,478
Dividends paid to shareholders	—	—	(5,823)	—	(5,823)	—	(5,823)
Purchase of stock	(217)	(7,372)	—	—	(7,372)	—	(7,372)
Issuance of stock	525	4,586	—	—	4,586	—	4,586
Stock-based compensation	—	4,405	—	—	4,405	—	4,405
Balance as of July 31, 2017	57,246	694,146	485,194	(54,691)	1,124,649	4,102	1,128,751
Net income	—	—	36,331	—	36,331	401	36,732
Other Comprehensive loss	—	—	—	(3,211)	(3,211)	(236)	(3,447)
Dividends paid to shareholders	—	—	(5,714)	—	(5,714)	—	(5,714)
Dividends paid to noncontrolling interest	—	—	—	—	—	(1,558)	(1,558)
Purchase of stock	(777)	(25,350)	—	—	(25,350)	—	(25,350)
Issuance of stock	42	—	—	—	—	—	—
Stock-based compensation	—	5,309	—	—	5,309	—	5,309
Balance as of October 31, 2017	56,511	674,105	515,811	(57,902)	1,132,014	2,709	1,134,723
Net income	—	—	27,247	—	27,247	180	27,427
Other Comprehensive income	—	—	—	19,231	19,231	46	19,277
Dividends paid to shareholders	—	—	(5,705)	—	(5,705)	—	(5,705)
Purchase of stock	(85)	(3,503)	—	—	(3,503)	—	(3,503)
Issuance of stock	92	3,412	—	—	3,412	—	3,412
Stock-based compensation	—	5,263	—	—	5,263	—	5,263
Balance as of January 31, 2018	56,518	$679,277	$537,353	$(38,671)	$1,177,959	$2,935	$1,180,894

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended January 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$54,169	$93,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,490	36,881
Stock-based compensation expense	18,028	15,800
Impairment of tradenames	106,555	—
Provision for doubtful accounts	11,012	9,933
Gain on cash surrender value of life insurance policies	(4,547)	(6,020)
Gain on marketable securities	(1,330)	(14,022)
Deferred income taxes	(23,192)	5,373
Change in other assets and liabilities:
Deferred compensation	5,486	25,587
Receivables due from clients	(44,332)	(62,464)
Income taxes and other receivables	(1,142)	4,445
Prepaid expenses and other assets	(479)	(1,201)
Unearned compensation	(15,097)	(42,904)
Investment in unconsolidated subsidiaries	(191)	(187)
Income taxes payable	(532)	18,217
Accounts payable and accrued liabilities	(33,076)	(15,569)
Other	(4,865)	(7,865)
Net cash provided by operating activities	100,957	59,592
Cash flows from investing activities:
Purchase of property and equipment	(36,886)	(31,133)
Purchase of marketable securities	(8,672)	(7,462)
Proceeds from sales/maturities of marketable securities	13,557	2,515
Premium on company-owned life insurance policies	(34,612)	(1,339)
Dividends received from unconsolidated subsidiaries	140	60
Proceeds from life insurance policies	6,972	5,175
Net cash used in investing activities	(59,501)	(32,184)
Cash flows from financing activities:
Proceeds from long term debt	226,875	—
Principal payments on term loan	(238,906)	(15,469)
Payment of debt issuance costs	(2,181)	—
Payment of contingent consideration from acquisitions	(455)	(485)
Repurchases of common stock	(37,372)	(32,568)
Payments of tax withholdings on restricted stock	(20,497)	(3,657)
Proceeds from issuance of common stock upon exercise of employee stock options and in connection with an employee stock purchase plan	7,271	6,885
Dividends paid to shareholders	(17,758)	(17,242)
Dividends - noncontrolling interest	(2,255)	(1,558)
Borrowings under life insurance policies	31,870	—
Payments on life insurance policy loans	(4,351)	(464)
Net cash used in financing activities	(57,759)	(64,558)
Effect of exchange rate changes on cash and cash equivalents	(15,036)	16,258
Net decrease in cash and cash equivalents	(31,339)	(20,892)
Cash and cash equivalents at beginning of period	520,848	410,882
Cash and cash equivalents at end of the period	$489,509	$389,990

The accompanying notes are an integral part of these consolidated financial statements.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019

1. Organization and Summary of Significant Accounting Policies

Nature of Business

On June 12, 2018, the Board of Directors of Korn Ferry, a Delaware corporation (the “Company”) and its subsidiaries approved a plan (the “Plan”) to go to market under a single, master brand architecture and to simplify the Company’s organizational structure by eliminating and/or consolidating certain legal entities and implementing a rebranding of the Company to offer the Company’s current products and services using the “Korn Ferry” name, branding and trademarks. In connection with the Plan, (i) the Company has sunset all sub-brands, including Futurestep, Hay Group and Lominger, among others, and (ii) effective as of January 1, 2019, the Company has been renamed “Korn Ferry.” The Company is harmonizing under one brand to help accelerate the firm’s positioning as the preeminent organizational consultancy and bring more client awareness to its broad range of talent management solutions. While the rebranding will not impact the Company’s segment financial reporting, the Company renamed its Hay Group segment as Korn Ferry Advisory (“Advisory”) and its Futurestep segment as Korn Ferry RPO and Professional Search (“RPO & Professional Search”). The Company’s Executive Search segment name remains unchanged.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

Revenue Recognition

Substantially all fee revenue is derived from fees for professional services related to executive and professional recruitment performed on a retained basis, recruitment process outsourcing, talent and organizational advisory services and the sale of products, either stand-alone or as part of a solution.

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

Fee revenue from executive and non-executive professional search activities is generally one-third of the estimated first-year compensation of the placed candidate plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, the Company estimates upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. The Company generally recognizes such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

RPO fee revenue is generated through two distinct phases: 1) the implementation phase and 2) the post-implementation recruitment phase. The fees associated with the implementation phase are recognized over the period that the related implementation services are provided. The post-implementation recruitment phase represents end-to-end recruiting services to clients for which there are both fixed and variable fees, which are recognized over the period that the related recruiting services are performed.

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

Product revenue is generated from a range of online tools designed to support human resource processes for pay, talent and engagement, and assessments, as well as licenses to proprietary intellectual property (“IP”) and tangible/digital products. IP subscriptions grant access to proprietary compensation and job evaluation databases. IP subscriptions are considered symbolic IP due to the dynamic nature of the content and, as a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via delivery of a flat file. Because the IP content license has significant stand-alone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Online assessments are delivered in the form of online questionnaires. A bundle of assessments represents one performance obligation, and revenue is recognized as assessment services are delivered and the Company has a legally enforceable right to payment. Tangible/digital products sold by the Company mainly consist of books and digital files covering a variety of topics including performance management, team effectiveness, and coaching and development. The Company recognizes revenue for its products when sold or shipped, as is the case for books.

Reimbursements

The Company incurs certain out-of-pocket expenses that are reimbursed by its clients, which are accounted for as revenue in the consolidated statements of income.

Allowance for Doubtful Accounts

An allowance is established for doubtful accounts by taking a charge to general and administrative expenses. The amount of the allowance is based on historical loss experience and assessment of the collectability of specific accounts, as well as expectations of future collections based upon trends and the type of work for which services are rendered. After the Company exhausts all collection efforts, the amount of the allowance is reduced for balances identified as uncollectible.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of January 31, 2019 and April 30, 2018, the Company’s investments in cash equivalents consisted of money market funds for which market prices are readily available.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

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

As of January 31, 2019 and April 30, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included cash, cash equivalents, accounts receivable, marketable securities, foreign currency forward contracts and an interest rate swap. The carrying amount of cash, cash equivalents and accounts receivable approximates fair value due to the short-term maturity of these instruments. The fair values of marketable securities are obtained from quoted market prices, and the fair values of foreign currency forward contracts and the interest rate swap are obtained from a third party, which are based on quoted prices or market prices for similar assets and financial instruments.

Derivative Financial Instruments

The Company has entered into an interest rate swap agreement to effectively convert its variable debt to a fixed-rate basis. The principal objective of these contracts is to eliminate or reduce the variability of the cash flows in interest payments associated with the Company’s long-term debt, thus reducing the impact of interest rate changes on future interest payment cash flows. The Company has determined that the interest rate swap qualifies as a cash flow hedge in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Changes in the fair value of an interest rate swap agreement designated as a cash flow hedge are recorded as a component of accumulated other comprehensive (loss) income within stockholders’ equity and are amortized to interest expense over the term of the related debt.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company has established a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures primarily originating from intercompany balances due to cross border work performed in the ordinary course of business. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to ASC 815. Accordingly, the fair value of these contracts is recorded as of the end of the reporting period in the accompanying consolidated balance sheets, while the change in fair value is recorded to the accompanying consolidated statements of income.

Business Acquisitions

Business acquisitions are accounted for under the acquisition method. The acquisition method requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill, or if the fair value of the assets acquired exceeds the purchase price consideration, a bargain purchase gain is recorded. Adjustments to fair value assessments are generally recorded to goodwill

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense as committed and requires the Company to recognize and measure certain assets and liabilities including those arising from contingencies and contingent consideration in a business combination.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit would be considered impaired. To measure the amount of the impairment loss, the implied fair value of a reporting unit’s goodwill is compared to the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. For each of these tests, the fair value of each of the Company’s reporting units is determined using a combination of valuation techniques, including a discounted cash flow methodology. To corroborate the discounted cash flow analysis performed at each reporting unit, a market approach is utilized using observable market data such as comparable companies in similar lines of business that are publicly traded or which are part of a public or private transaction (to the extent available). Results of the annual impairment test performed as of January 31, 2018, indicated that the fair value of each reporting unit exceeded its carrying amount and no reporting units were at risk of failing the impairment test. As a result, no impairment charge was recognized. The Company’s annual impairment test will be performed in the fourth quarter of fiscal 2019. There was no indication of potential impairment as of January 31, 2019 and April 30, 2018 that would have required further testing.

Intangible assets primarily consist of customer lists, non-compete agreements, proprietary databases and IP. Intangible assets are recorded at their estimated fair value at the date of acquisition and are amortized in a pattern in which the asset is consumed if that pattern can be reliably determined, or using the straight-line method over their estimated useful lives which range from one to 24 years. For intangible assets subject to amortization, an impairment loss is recognized if the carrying amount of the intangible assets is not recoverable and exceeds fair value. The carrying amount of the intangible assets is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from use of the asset. Intangible assets with indefinite lives are not amortized, but are reviewed annually for impairment or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. As of January 31, 2019 and April 30, 2018, there were no further indicators of impairment with respect to the Company’s intangible assets, with the exception of the intangible asset impairment charge discussed below.

As described above, on June 12, 2018, the Company’s Board of Directors voted to approve the Plan. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands. Two of the Company’s sub-brands, Hay Group and Lominger, came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a non-cash intangible asset impairment charge of $106.6 million during the nine months ended January 31, 2019, recorded in general and administrative expenses. No impairment charge was recorded during the three months ended January 31, 2019.

Compensation and Benefits Expense

Compensation and benefits expense in the accompanying consolidated statements of income consist of compensation and benefits paid to consultants (employees who originate business), executive officers and administrative and support personnel. The most significant portions of this expense are salaries and the amounts paid under the annual performance-related bonus plan to employees. The portion of the expense applicable to salaries is comprised of amounts earned by employees during a reporting period. The portion of the expenses applicable to annual performance-related bonuses refers to the Company’s annual employee performance-related bonus with respect to a fiscal year, the amount of which is communicated and paid to each eligible employee following the completion of the fiscal year.

Each quarter, management makes its best estimate of its annual performance-related bonuses, which requires management to, among other things, project annual consultant productivity (as measured by engagement fees billed and collected by executive search consultants and revenue and other performance/profitability metrics for Advisory and RPO & Professional Search consultants), the level of engagements referred by a consultant in one line of business to a different line of business, and Company performance including profitability, competitive forces and future economic conditions and their impact on the Company’s results. At the end of each fiscal year, annual performance-related bonuses take into account final individual consultant productivity (including referred work), Company/line of business results including profitability, the achievement of strategic objectives and the results of individual performance appraisals, and the current economic landscape. Accordingly, each quarter the Company reevaluates the assumptions used to estimate annual performance related bonus liability and

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

adjusts the carrying amount of the liability recorded on the consolidated balance sheet and reports any changes in the estimate in current operations.

Because annual performance-based bonuses are communicated and paid only after the Company reports its full fiscal year results, actual performance-based bonus payments may differ from the prior year’s estimate. Such changes in the bonus estimate historically have been immaterial and are recorded in current operations in the period in which they are determined. The performance-related bonus expense was $202.4 million and $155.2 million during the nine months ended January 31, 2019 and 2018, respectively, included in compensation and benefits expense in the consolidated statements of income. During the three months ended January 31, 2019 and 2018, the performance-related bonus expense was $59.5 million and $56.8 million, respectively.

Other expenses included in compensation and benefits expense are due to changes in deferred compensation and pension plan liabilities, changes in cash surrender value (“CSV”) of company-owned life insurance (“COLI”) contracts, amortization of stock compensation awards, payroll taxes and employee insurance benefits. Unearned compensation on the consolidated balance sheets includes long-term retention awards that are generally amortized over four-to-five years.

Restructuring Charges, Net

The Company accounts for its restructuring charges as a liability when the obligations are incurred and records such charges at fair value. Such charges include one-time employee termination benefits and the cost to terminate an office lease including remaining lease payments. Changes in the estimates of the restructuring charges are recorded in the period the change is determined.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets. Under this guidance, entities are required to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The transfer is considered to occur when the customer obtains control of the goods or services delivered. The guidance provides a five-step analysis to be performed on transactions to determine when and how revenue is recognized. The new guidance became effective for fiscal years and interim periods within those annual years beginning after December 15, 2017. The Company adopted ASC 606 in its fiscal year beginning May 1, 2018 using the modified retrospective transition method with respect to those contracts still outstanding and not completed as of May 1, 2018.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

The adjustments primarily relate to uptick revenue (uptick revenue occurs when a placement’s actual compensation is higher than the original estimated compensation) and certain Korn Ferry products that are now considered Functional IP. Under the new standard, uptick revenue is considered variable consideration and estimated at contract inception using the expected value method and recognized over the service period. Previously, the Company recognized uptick revenue as the amount became fixed or determinable. Under the new standard, certain products are now considered Functional IP as delivery of IP content fulfills the performance obligation, and revenue is recognized upon delivery and when an enforceable right to payment exists. Previously these products were considered term licenses and revenue was recognized ratably over the contract term.

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

In March 2017, the FASB issued guidance that changes the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance will change the presentation of net periodic benefit cost related to employer-sponsored defined benefit plans and other postretirement benefits. Service cost will be included within the same income statement line item as other compensation costs arising from services rendered during the period, while other components of net periodic benefit pension cost will be presented separately outside of operating income. Additionally, only service costs may be capitalized in assets. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 and was adopted by the Company effective May 1, 2018. The change to the consolidated statements of income has been reflected on a retrospective basis and had no effect on net income. Prior period amounts were revised, which resulted in a decrease in compensation expense and other income of $3.6 million and $0.5 million, respectively, and an increase in interest expense of $3.1 million, in the nine months ended January 31, 2018. During the three months ended January 31, 2018, prior period amounts were revised, which resulted in a decrease in compensation expense and other income of $1.2 million and $0.2 million, respectively, and an increase in interest expense of $1.0 million (see Note 6—Deferred Compensation and Retirement Plans).

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

In February 2018, the FASB issued guidance that provides companies the option to reclassify stranded tax effects from accumulated other comprehensive (loss) income to retained earnings. The new guidance requires companies to disclose whether they decided to reclassify the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) from accumulated other comprehensive income (loss) to retained earnings. The guidance is effective for annual reporting periods beginning after December 15, 2018, but early adoption is permitted. The Company early adopted effective May 1, 2018, upon the adoption of this guidance we recorded an increase of $2.2 million to retained earnings due to the reclassification from accumulated other comprehensive (loss) income to retained earnings in the period of adoption.

Recently Proposed Accounting Standards — Not Yet Adopted

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

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

2. Basic and Diluted Earnings Per Share

Accounting Standards Codification 260, Earnings Per Share, requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends prior to vesting as a separate class of securities in calculating earnings per share. The Company has granted and expects to continue to grant to certain employees under its restricted stock agreements, grants that contain non-forfeitable rights to dividends. Such grants are considered participating securities. Therefore, the Company is required to apply the two-class method in calculating earnings per share. The two-class method of computing earnings per share is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The dilutive effect of participating securities is calculated using the more dilutive of the treasury method or the two-class method.

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

During the three and nine months ended January 31, 2019, restricted stock awards of 0.7 million and 0.6 million were outstanding, respectively, but not included in the computation of diluted earnings per share because they were anti-dilutive. During the three and nine months ended January 31, 2018, restricted stock awards of 0.6 million were outstanding, but not included in the computation of diluted earnings per share because they were anti-dilutive.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

The following table summarizes basic and diluted earnings per common share attributable to common stockholders:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income attributable to Korn Ferry	$44,964	$27,247	$52,387	$92,619
Less: distributed and undistributed earnings to nonvested restricted stockholders	468	295	541	982
Basic net earnings attributable to common stockholders	44,496	26,952	51,846	91,637
Add: undistributed earnings to nonvested restricted stockholders	409	235	365	804
Less: reallocation of undistributed earnings to nonvested restricted stockholders	405	232	359	793
Diluted net earnings attributable to common stockholders	$44,500	$26,955	$51,852	$91,648

Weighted-average common shares outstanding:
Basic weighted-average number of common shares outstanding	55,233	55,252	55,358	55,479
Effect of dilutive securities:
Restricted stock	516	738	799	744
ESPP	4	4	24	7
Stock options	—	3	—	6
Diluted weighted-average number of common shares outstanding	55,753	55,997	56,181	56,236

Net earnings per common share:
Basic earnings per share	$0.81	$0.49	$0.94	$1.65
Diluted earnings per share	$0.80	$0.48	$0.92	$1.63

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

The components of accumulated other comprehensive income (loss) were as follows:

	January 31, 2019	April 30, 2018
	(in thousands)
Foreign currency translation adjustments	$(53,455)	$(32,399)
Deferred compensation and pension plan adjustments, net of tax	(10,650)	(9,073)
Interest rate swap unrealized gain, net of taxes	834	1,337
Accumulated other comprehensive loss, net	$(63,271)	$(40,135)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) for the three months ended January 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of October 31, 2018	$(59,472)	$(10,923)	$1,814	$(68,581)
Unrealized gains (losses) arising during the period	6,017	—	(880)	5,137
Reclassification of realized net losses (gains) to net income	—	273	(100)	173
Balance as of January 31, 2019	$(53,455)	$(10,650)	$834	$(63,271)

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

The following table summarizes the changes in each component of accumulated other comprehensive (loss) income for the nine months ended January 31, 2019:

	Foreign Currency Translation	Deferred Compensation and Pension Plan (1)	Unrealized (Losses) Gains on Interest Rate Swap (2)	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balance as of April 30, 2018	$(32,399)	$(9,073)	$1,337	$(40,135)
Unrealized losses arising during the period	(21,056)	—	(538)	(21,594)
Reclassification of realized net losses (gains) to net income	—	819	(164)	655
Effect of adoption of accounting standard	—	(2,396)	199	(2,197)
Balance as of January 31, 2019	$(53,455)	$(10,650)	$834	$(63,271)

(1)	The tax effect on the reclassifications of realized net losses was $0.1 million and $0.3 million for the three and nine months ended January 31, 2019, respectively.
(2)

The tax effect on unrealized losses was $0.3 million and $0.2 million for the three and nine months ended January 31, 2019, respectively. The tax effect on the reclassification of realized net gains to net income was $0.1 million for the nine months ended January 31, 2019.

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

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

4. Employee Stock Plans

Stock-Based Compensation

The following table summarizes the components of stock-based compensation expense recognized in the Company’s consolidated statements of income for the periods indicated:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Restricted stock	$5,413	$5,263	$17,083	$14,977
ESPP	246	254	945	823
Total stock-based compensation expense	$5,659	$5,517	$18,028	$15,800

Stock Incentive Plans

At the Company’s 2016 Annual Meeting of Stockholders, held on October 6, 2016, the Company’s stockholders approved an amendment and restatement to the Korn Ferry Amended and Restated 2008 Stock Incentive Plan (the 2016 amendment and restatement being “The Third A&R 2008 Plan”), which among other things, increased the number of shares under the plan by 5,500,000 shares, increasing the current maximum number of shares that may be issued under the plan to 11,200,000 shares, subject to certain changes in the Company’s capital structure and other extraordinary events. The Third A&R 2008 Plan provides for the grant of awards to eligible participants, designated as either nonqualified or incentive stock options, restricted stock and restricted stock units, any of which may be performance-based or market-based, and incentive bonuses, which may be paid in cash or stock or a combination thereof. Under the Third A&R 2008 Plan, the ability to issue full-value awards is limited by requiring full-value stock awards to count 2.3 times as much as stock options.

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

Performance-based restricted stock units vest after three years depending upon the Company meeting certain objectives that are set at the time the restricted stock unit is issued. Performance-based restricted stock units are granted at a price equal to the fair value, which is determined based on the closing price of the Company’s common stock on the grant date. At the end of each reporting period, the Company estimates the number of restricted stock units expected to vest, based on the probability that certain performance objectives will be met, be exceeded, or fall below target levels, and the Company takes into account these estimates when calculating the expense for the period. As of January 31, 2019, no performance-based shares were outstanding.

Restricted stock activity during the nine months ended January 31, 2019 is summarized below:

	Shares	Weighted- Average Grant Date Fair Value
	(in thousands, except per share data)
Non-vested, April 30, 2018	1,730	$33.45
Granted	665	$40.86
Vested	(889)	$36.44
Forfeited/expired	(32)	$31.96
Non-vested, January 31, 2019	1,474	$38.33

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

As of January 31, 2019, there were 0.6 million shares outstanding relating to market-based restricted stock units with total unrecognized compensation totaling $12.9 million.

As of January 31, 2019, there was $39.9 million of total unrecognized compensation cost related to all non-vested awards of restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. During the three and nine months ended January 31, 2019, 150,227 shares and 352,730 shares of restricted stock totaling $7.3 million and $20.5 million, respectively, were repurchased by the Company, at the option of the employee, to pay for taxes related to vesting of restricted stock. During the three and nine months ended January 31, 2018, 4,653 shares and 105,024 shares of restricted stock totaling $0.2 million and $3.6 million, respectively, were repurchased by the Company, at the option of employees, to pay for taxes related to vesting of restricted stock.

Employee Stock Purchase Plan

The Company has an ESPP that, in accordance with Section 423 of the Internal Revenue Code, allows eligible employees to authorize payroll deductions of up to 15% of their salary to purchase shares of the Company’s common stock at 85% of the fair market price of the common stock on the last day of the enrollment period. Employees may not purchase more than $25,000 in stock during any calendar year. The maximum number of shares that may be issued under the ESPP is 3.0 million shares. During the three and nine months ended January 31, 2019, employees purchased 94,193 shares at $33.61 per share and 169,299 shares at $42.05 per share, respectively. During the three and nine months ended January 31, 2018, employees purchased 82,464 shares at $35.17 per share and 198,749 shares at $31.77 per share, respectively. As of January 31, 2019, the ESPP had approximately 1.0 million shares remaining available for future issuance.

Common Stock

During the nine months ended January 31, 2019 and 2018, the Company issued 6,720 shares and 41,075 shares of common stock, respectively, because of the exercise of stock options, with cash proceeds from the exercise of $0.2 million and $0.6 million, respectively. No stock options were exercised during the three months ended January 31, 2019 and 2018.

During the three and nine months ended January 31, 2019, the Company repurchased (on the open market or privately negotiated transactions) 352,800 shares and 809,074 shares of the Company’s common stock for $14.7 million and $37.4 million, respectively. During the three and nine months ended January 31, 2018, the Company repurchased (on the open market or privately negotiated transactions) 80,800 shares and 974,079 shares of the Company’s common stock for $3.3 million and $32.6 million, respectively.

5. Financial Instruments

The following tables show the Company’s financial instruments and balance sheet classification as of January 31, 2019 and April 30, 2018:

	January 31, 2019
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$468,275	$—	$—	$468,275	$468,275	$—	$—	$—
Money market funds	21,234	—	—	21,234	21,234	—	—	—
Mutual funds (1)	133,857	3,392	(3,885)	133,364	—	6,414	126,950	—
Total	$623,366	$3,392	$(3,885)	$622,873	$489,509	$6,414	$126,950	$—

Level 2:
Foreign currency forward contracts	$—	$1,633	$(683)	$950	$—	$—	$—	$950
Interest rate swap	$—	$1,128	$—	$1,128	$—	$—	$—	$1,128

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

	April 30, 2018
	Fair Value Measurement				Balance Sheet Classification
	Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities, Current	Marketable Securities, Non- current	Income Taxes & Other Receivables
	(in thousands)
Level 1:
Cash	$519,818	$—	$—	$519,818	$519,818	$—	$—	$—
Money market funds	1,030	—	—	1,030	1,030	—	—	—
Mutual funds (1)	127,077	11,040	(1,032)	137,085	—	14,293	122,792	—
Total	$647,925	$11,040	$(1,032)	$657,933	$520,848	$14,293	$122,792	$—

Level 2:
Foreign currency forward contracts	$—	$1,778	$(1,025)	$753	$—	$—	$—	$753
Interest rate swap	$—	$2,076	$—	$2,076	$—	$—	$—	$2,076

(1)

These investments are held in trust for settlement of the Company’s vested obligations of $116.2 million and $118.2 million as of January 31, 2019 and April 30, 2018, respectively, under the ECAP (see Note 6 — Deferred Compensation and Retirement Plans). Unvested obligations under the deferred compensation plans totaled $23.8 million and $29.5 million as of January 31, 2019 and April 30, 2018, respectively. During the three and nine months ended January 31, 2019, the fair value of the investments increased; therefore, the Company recognized a gain of $2.2 million and $1.3 million, respectively, which was recorded in other income, net. During the three and nine months ended January 31, 2018, the fair value of the investments increased; therefore, the Company recognized income of $7.2 million and $14.0 million, respectively, which was recorded in other income, net.

Investments in marketable securities are based upon investment selections the employee elects from a pre-determined set of securities in the ECAP and the Company invests in marketable securities to mirror these elections. As of January 31, 2019 and April 30, 2018, the Company’s investments in marketable securities consist of mutual funds for which market prices are readily available.

Designated Derivatives - Interest Rate Swap Agreement

In March 2017, the Company entered into an interest rate swap contract with a notional amount of $129.8 million, to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to its variable rate debt. The Company has designated the swap as a cash flow hedge. As of January 31, 2019, the notional amount was $110.0 million. The interest rate swap agreement matures on June 15, 2021, and locks the interest rates on a portion of the debt outstanding at 1.919%, exclusive of the credit spread on the debt.

The fair value of the derivative designated as a cash flow hedge instrument is as follows:

	January 31, 2019	April 30, 2018
	(in thousands)
Derivative asset:
Interest rate swap contract	$1,128	$2,076

During the three and nine months ended January 31, 2019, the Company recognized the following gains and losses on the interest rate swap:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
(Losses) gains recognized in other comprehensive income (net of tax effects of ($309), $553, ($189), and $609, respectively)	$(880)	$973	$(538)	$1,061
Gains (losses) reclassified from accumulated other comprehensive income into interest expense, net	$135	$(167)	$221	$(667)
As the critical terms of the hedging instrument and the hedged forecasted transaction are the same, the Company has concluded that the changes in the fair value or cash flows attributable to the risk being hedged are expected to completely offset at inception and on an ongoing basis.

We estimate that $0.6 million of derivative gains included in accumulated other comprehensive income as of January 31, 2019 will be reclassified into interest expense, net within the following 12 months. The cash flows related to the interest rate swap contract are included in net cash provided by operating activities.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

Foreign Currency Forward Contracts Not Designated as Hedges

The fair value of derivatives not designated as hedge instruments are as follows:

	January 31, 2019	April 30, 2018
	(in thousands)
Derivative assets:
Foreign currency forward contracts	$1,633	$1,778
Derivative liabilities:
Foreign currency forward contracts	$683	$1,025

As of January 31, 2019, the total notional amounts of the forward contracts purchased and sold were $48.4 million and $45.9 million, respectively. As of April 30, 2018, the total notional amounts of the forward contracts purchased and sold were $80.8 million and $78.5 million, respectively. The Company recognizes forward contracts as a net asset or net liability on the consolidated balance sheets as such contracts are covered by a master netting agreement. During the three and nine months ended January 31, 2019, the Company incurred gains of $0.7 million and $0.6 million, respectively, which were recorded in general and administrative expenses in the accompanying consolidated statements of income. These gains offset foreign currency losses that result from transactions denominated in a currency other than the Company’s functional currency. During the three and nine months ended January 31, 2018, the company incurred losses of $1.9 million and $4.2 million, respectively, which were recorded in general and administrative expenses in the accompanying consolidated statements of income. These foreign currency losses offset foreign currency gains that result from transactions denominated in a currency other than the Company’s functional currency. The cash flows related to foreign currency forward contracts are included in net cash used in operating activities.

6. Deferred Compensation and Retirement Plans

The Company has several deferred compensation and retirement plans for eligible consultants and vice presidents that provide defined benefits to participants based on the deferral of current compensation or contributions made by the Company subject to vesting and retirement or termination provisions. Among these plans is a defined benefit pension plan for certain employees in the United States. The assets of this plan are held separately from the assets of the sponsor in self-administered funds. All other defined benefit obligations from other plans are unfunded.

The components of net periodic benefit costs are as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Service cost	$4,538	$3,148	$12,716	$8,292
Interest cost	1,330	1,045	3,956	3,110
Amortization of actuarial loss	446	577	1,338	1,731
Expected return on plan assets (1)	(392)	(398)	(1,176)	(1,195)
Net periodic service credit amortization	(77)	—	(231)	—
Net periodic benefit costs (2)	$5,845	$4,372	$16,603	$11,938

(1)	The expected long-term rate of return on plan assets is 6.25% and 6.50% for January 31, 2019 and 2018, respectively.
(2)

The service cost, interest cost and the other components of net periodic benefit costs are included in compensation and benefits expense, interest expense, net and other income, net, respectively, on the consolidated statements of income.

The Company purchased COLI contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of setting aside funds to cover such plans. The gross CSV of these contracts of $218.8 million and $186.8 million as of January 31, 2019 and April 30, 2018, respectively, is offset by outstanding policy loans of $94.2 million and $66.7 million in the accompanying consolidated balance sheets as of January 31, 2019 and April 30, 2018, respectively. The CSV value of the underlying COLI investments increased by $1.5 million and $4.5 million during the three and nine months ended January 31, 2019, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income. The CSV value of the underlying COLI investments increased by $1.8 million and $6.0 million during the three and nine months ended January 31, 2018, respectively, and is recorded as a decrease in compensation and benefits expense in the accompanying consolidated statements of income.

The Company’s ECAP is intended to provide certain employees an opportunity to defer salary and/or bonus on a pre-tax basis. In addition, the Company, as part of its compensation philosophy, makes discretionary contributions into the ECAP and

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

such contributions may be granted to key employees annually based on the employees’ performance. Certain key management may also receive Company ECAP contributions upon commencement of employment. The Company amortizes these contributions on a straight-line basis over the service period, generally a four- to five-year period. Participants have the ability to allocate their deferrals among a number of investment options and may receive their benefits at termination, retirement or “in service” either in a lump sum or in quarterly installments over one to 15 years. The ECAP amounts that are expected to be paid to employees over the next 12 months are classified as a current liability included in compensation and benefits payable on the accompanying balance sheet.

The ECAP is accounted for whereby the changes in the fair value of the vested amounts owed to the participants are adjusted with a corresponding charge (or credit) to compensation and benefits costs. During the three and nine months ended January 31, 2019, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $2.2 million and $2.0 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations under the ECAP) of $2.2 million and $1.3 million during the three and nine months ended January 31, 2019, respectively, recorded in other income, net on the consolidated statements of income. During the three and nine months ended January 31, 2018, deferred compensation liability increased; therefore, the Company recognized an increase in compensation expense of $7.2 million and $14.4 million, respectively. Offsetting the increase in compensation and benefits expense was an increase in the fair value of marketable securities (held in trust to satisfy obligations under the ECAP) of $7.2 million and $14.0 million during the three and nine months ended January 31, 2018, respectively, recorded in other income, net on the consolidated statements of income (see Note 5—Financial Instruments).

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

Effect of the Adoption of ASC 606

The impact of adoption to the balance sheet was immaterial.

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

The following table outlines our contract asset and liability balances as of January 31, 2019 and May 1, 2018:

	January 31, 2019	May 1, 2018
	(in thousands)
Contract assets (unbilled receivables)	$71,289	$65,164
Contract liabilities (deferred revenue)	$114,266	$114,695

During the nine months ended January 31, 2019, we recognized revenue of $90.0 million that was included in the contract liabilities balance at the beginning of the period.

Performance Obligations

The Company has elected to apply the practical expedient to exclude the value of unsatisfied performance obligations for contracts with a duration of one year or less, which applies to all executive search and professional search fee revenue. As of January 31, 2019, the aggregate transaction price allocated to the performance obligations that are unsatisfied for contracts with an expected duration of greater than one year at inception was $528.9 million. Of the $528.9 million of remaining performance obligations, we expect to recognize approximately $104.4 million as fee revenue in fiscal 2019, $241.8 million in fiscal 2020, $100.4 million in fiscal 2021 and the remaining $82.3 million in fiscal 2022 and thereafter. However, this amount should not be considered an indication of the Company’s future revenue as contracts with an initial term of one year or less are not included. Further, our contract terms and conditions allow for clients to increase or decrease the scope of services and such changes do not increase or decrease a performance obligation until the Company has an enforceable right to payment.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

Disaggregation of Revenue

The Company disaggregates revenue by line of business and further by region for Executive Search. This information is presented in Note 9—Business Segments.

The following table provides further disaggregation of fee revenue by industry:

	Three Months Ended January 31,
	2019		2018
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$137,436	29.0%	$134,512	30.1%
Financial Services	86,397	18.2	74,044	16.6
Life Sciences/ Healthcare	76,066	16.0	76,237	17.0
Consumer Goods	74,007	15.6	72,229	16.1
Technology	64,248	13.6	57,823	12.9
Education/Non-Profit	29,083	6.1	30,019	6.7
General	7,267	1.5	2,717	0.6
Fee Revenue	$474,504	100.0%	$447,581	100.0%

	Nine Months Ended January 31,
	2019		2018
	Dollars	%	Dollars	%
	(dollars in thousands)
Industrial	$419,559	29.2%	$388,607	30.1%
Financial Services	259,962	18.1	224,771	17.4
Life Sciences/ Healthcare	239,891	16.7	214,771	16.6
Consumer Goods	226,159	15.8	204,323	15.8
Technology	188,088	13.1	165,893	12.8
Education/Non-Profit	91,250	6.4	84,538	6.6
General	10,368	0.7	8,950	0.7
Fee Revenue	$1,435,277	100.0%	$1,291,853	100.0%

8. Income Taxes

The provision for income tax was an expense of $15.4 million and $14.1 million in the three and nine months ended January 31, 2019, respectively. This reflects a 25.4% and a 20.8% effective tax rate compared to the U.S. federal statutory rate of 21.0%. The Company recorded a tax benefit in the three months ended July 31, 2018 which was largely due to the tradename impairment charge recorded in that quarter. The Company also recorded an excess tax benefit on vested stock-based awards in the three months ended July 31, 2018 and January 31, 2019, both of which were discrete to those respective quarters. The excess tax benefit is the amount by which the Company’s tax deduction for these awards, based on the fair market value of the awards on the date of vesting, exceeds the expense recorded in the Company’s financial statements over the awards’ vesting period.

In accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), we finalized our computation of the one-time transition tax on accumulated foreign earnings (the “Transition Tax”) in the three months ended January 31, 2019.

The Tax Act also introduced a tax on Global Intangible Low-Taxed Income (“GILTI”) which first became effective for us in fiscal year 2019. The Company has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as an expense when incurred (the “period cost method”) as opposed to factoring such amounts in the Company’s measurement of its deferred taxes (the “deferred method”).

Although the SAB 118 measurement period has closed, and the Company did not make any adjustments to its provisional estimates recorded in prior periods, further technical guidance on a broad range of topics related to the Tax Act is expected. We will continue to recognize the effects of such guidance in the period in which it is issued.

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

9. Business Segments

The Company currently operates in three global businesses: Executive Search, Advisory and RPO & Professional Search. The Executive Search segment focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. Advisory assists clients synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of world-leading IP, products and tools. RPO & Professional Search is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. The Executive Search business segment is managed by geographic regional leaders and Advisory and RPO & Professional Search worldwide operations are managed by their Chief Executive Officers. The Executive Search geographic regional leaders and the Chief Executive Officers of Advisory and RPO & Professional Search report directly to the Chief Executive Officer of the Company. The Company also operates a Corporate segment to record global expenses of the Company.

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

Financial highlights by business segment are as follows:

	Three Months Ended January 31, 2019
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$114,215	$45,940	$25,687	$7,554	$193,396	$201,502	$79,606	$—	$474,504
Total revenue	$117,725	$46,639	$26,046	$7,573	$197,983	$205,677	$82,512	$—	$486,172

Net income attributable to Korn Ferry									$44,964
Net income attributable to noncontrolling interest									480
Other income, net									(2,401)
Interest expense, net									4,282
Equity in earnings of unconsolidated subsidiaries, net									(62)
Income tax provision									15,420
Operating income (loss)	$30,596	$7,525	$5,929	$653	$44,703	$29,279	$12,176	$(23,475)	62,683
Depreciation and amortization	970	402	338	97	1,807	7,307	803	1,824	11,741
Other income (loss), net	1,564	26	(134)	133	1,589	786	77	(51)	2,401
Equity in earnings of unconsolidated subsidiaries, net	62	—	—	—	62	—	—	—	62
EBITDA	33,192	7,953	6,133	883	48,161	37,372	13,056	(21,702)	76,887
Integration/acquisition costs	—	—	—	—	—	777	—	27	804
Adjusted EBITDA	$33,192	$7,953	$6,133	$883	$48,161	$38,149	$13,056	$(21,675)	$77,691

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

	Three Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$102,716	$46,782	$24,493	$6,425	$180,416	$198,056	$69,109	$—	$447,581
Total revenue	$106,332	$47,763	$24,942	$6,456	$185,493	$201,961	$73,316	$—	$460,770

Net income attributable to Korn Ferry									$27,247
Net income attributable to noncontrolling interest									180
Other income, net									(7,510)
Interest expense, net									3,710
Equity in earnings of unconsolidated subsidiaries, net									(97)
Income tax provision									26,316
Operating income (loss)	$21,408	$7,329	$5,289	$408	$34,434	$27,057	$10,064	$(21,709)	49,846
Depreciation and amortization	990	458	361	113	1,922	7,882	733	1,688	12,225
Other income, net	585	37	185	40	847	768	2	5,893	7,510
Equity in earnings of unconsolidated subsidiaries, net	97	—	—	—	97	—	—	—	97
EBITDA	23,080	7,824	5,835	561	37,300	35,707	10,799	(14,128)	69,678
Integration/acquisition costs	—	—	—	—	—	1,593	—	80	1,673
Adjusted EBITDA	$23,080	$7,824	$5,835	$561	$37,300	$37,300	$10,799	$(14,048)	$71,351

	Nine Months Ended January 31, 2019
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$342,175	$137,522	$79,918	$24,339	$583,954	$613,966	$237,357	$—	$1,435,277
Total revenue	$352,804	$140,024	$80,817	$24,388	$598,033	$627,243	$246,051	$—	$1,471,327

Net income attributable to Korn Ferry									$52,387
Net income attributable to noncontrolling interest									1,782
Other income, net									(2,292)
Interest expense, net									12,722
Equity in earnings of unconsolidated subsidiaries, net									(191)
Income tax provision									14,143
Operating income (loss)	$92,438	$21,813	$19,337	$3,460	$137,048	$(24,374)	$36,337	$(70,460)	78,551
Depreciation and amortization	2,917	867	1,083	305	5,172	21,702	2,325	5,291	34,490
Other income (loss), net	955	388	118	263	1,724	1,621	103	(1,156)	2,292
Equity in earnings of unconsolidated subsidiaries, net	191	—	—	—	191	—	—	—	191
EBITDA	96,501	23,068	20,538	4,028	144,135	(1,051)	38,765	(66,325)	115,524
Integration/acquisition costs	—	—	—	—	—	6,559	—	187	6,746
Tradename write-offs	—	—	—	—	—	106,555	—	—	106,555
Adjusted EBITDA	$96,501	$23,068	$20,538	$4,028	$144,135	$112,063	$38,765	$(66,138)	$228,825

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

	Nine Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$296,093	$128,249	$71,983	$22,048	$518,373	$577,462	$196,018	$—	$1,291,853
Total revenue	$305,866	$130,894	$73,009	$22,114	$531,883	$589,093	$210,179	$—	$1,331,155

Net income attributable to Korn Ferry									$92,619
Net income attributable to noncontrolling interest									969
Other income, net									(14,311)
Interest expense, net									11,014
Equity in earnings of unconsolidated subsidiaries, net									(187)
Income tax provision									54,145
Operating income (loss)	$66,517	$20,349	$12,811	$2,961	$102,638	$72,459	$27,727	$(58,575)	144,249
Depreciation and amortization	2,923	1,345	1,052	331	5,651	24,110	2,313	4,807	36,881
Other income, net	1,157	136	384	99	1,776	1,654	10	10,871	14,311
Equity in earnings of unconsolidated subsidiaries, net	187	—	—	—	187	—	—	—	187
EBITDA	70,784	21,830	14,247	3,391	110,252	98,223	30,050	(42,897)	195,628
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	6,455	—	199	6,654
Adjusted EBITDA	$70,784	$21,830	$14,560	$3,391	$110,565	$104,437	$30,056	$(42,698)	$202,360

10. Long-Term Debt

On December 19, 2018, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for, among other things: (a) a $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and (b) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio. The Credit Agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma leverage ratio is no greater than 3.25 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. The Company drew down $226.9 million on the Revolver and used the proceeds to pay-off the term loan that was outstanding as of December 19, 2018. The payoff of the old credit facility and draw down on the new Revolver is considered a debt modification and therefore, the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

At the Company’s option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2019, the average interest rate on our long-term debt arrangements were 3.64% and 3.42%, respectively. During the three and nine months ended January 31, 2018, the average interest rate on our previous term loan was 2.65% and 2.49%, respectively.

The Revolver matures on December 19, 2023 and any unpaid principal balance is payable on this date. The Revolver also may be prepaid and terminated early by the Company at any time without premium or penalty (subject to customary LIBOR breakage fees). As of January 31, 2019, $226.9 million was outstanding under the Revolver compared to $238.9 million as of April 30, 2018, under the previous term loan. The unamortized debt issuance costs associated with the long-term debt were $4.2 million and $2.7 million as of January 31, 2019 and April 30, 2018, respectively. The fair value of the Company’s Revolver is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Revolver approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Revolver is

KORN FERRY AND SUBSIDIARIES NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS January 31, 2019 (continued)

classified as a Level 2 liability in the fair value hierarchy. As of January 31, 2019, the Company was in compliance with its debt covenants.

The Company had a total of $420.2 million available under the Revolver after the Company drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of January 31, 2019. As of April 30, 2018, the Company had no borrowings under its previous revolver. The Company had a total of $122.1 million available under the previous revolver after $2.9 million of standby letters of credit were issued as of April 30, 2018. The Company had a total of $10.4 million and $7.4 million of standby letters with other financial institutions as of January 31, 2019 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

11. Subsequent Events

Quarterly Dividend Declaration

On March 6, 2019, the Board of Directors of the Company declared a cash dividend of $0.10 per share with a payment date of April 15, 2019 to holders of the Company’s common stock of record at the close of business on March 26, 2019. The declaration and payment of future dividends under the quarterly dividend policy will be at the discretion of the Board of Directors and will depend upon many factors, including the Company’s earnings, capital requirements, financial conditions, the terms of the Company’s indebtedness and other factors that the Board of Directors may deem to be relevant. The Board may amend, revoke or suspend the dividend policy at any time and for any reason.

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which brings our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million.

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

Executive Summary

Korn Ferry (referred to herein as the “Company,” or in the first person notations “we,” “our,” and “us”) is a global organizational consulting firm. We currently operate in three global businesses: Executive Search, Korn Ferry Advisory (Advisory) and Korn Ferry RPO and Professional Search (“RPO & Professional Search”). The Executive Search segment focuses on recruiting board level, chief executive and other senior executive and general management positions, in addition to research-based interviewing and onboarding solutions, for clients predominantly in the consumer goods, financial services, industrial, life sciences/healthcare and technology industries. Advisory assists clients synchronize strategy and talent by addressing four fundamental needs: Organizational Strategy, Assessment and Succession, Leadership Development, and Rewards and Benefits, all underpinned by a comprehensive array of world-leading intellectual property, products and tools. RPO & Professional Search is a global industry leader in high-impact talent acquisition solutions. Its portfolio of services includes global and regional RPO, project recruitment, individual professional search and consulting. We also operate a Corporate segment to record global expenses of the Company. Approximately 69% of the executive searches we performed in fiscal 2018 were for board level, chief executive and other senior executive and general management positions. Our 3,773 search engagement clients in fiscal 2018 included many of the world’s largest and most prestigious public and private companies. We have built strong client loyalty, with 88% of assignments performed during fiscal 2018 having been on behalf of clients for whom we had conducted assignments in the previous three fiscal years. Approximately 62% of our revenues were generated from clients that utilize multiple lines of business.

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

On June 12, 2018, the Company’s Board of Directors approved the One Korn Ferry rebranding plan for the Company (the “Plan”). This Plan includes going to market under a single, master brand architecture, solely as Korn Ferry and sunsetting all the Company’s sub-brands, including Futurestep, Hay Group and Lominger, among others. This integrated go-to-market approach was a key driver in our fee revenue growth in fiscal year 2018, which led to the decision to further integrate our go-to-market activities under one master brand — Korn Ferry. As a result, the Company discontinued the use of all sub-brands and changed its name, effective January 1, 2019, to “Korn Ferry.” Two of the Company’s sub-brands, Hay Group and Lominger came to Korn Ferry through acquisitions. In connection with the accounting for these acquisitions, $106.6 million of the purchase price was allocated to indefinite-lived tradename intangible assets. As a result of the decision to discontinue their use, the Company took a one-time, non-cash write-off of tradenames of $106.6 million during the nine months ended January 31, 2019. During the three months ended January 31, 2019, there was no non-cash write-off of tradenames.

The Company currently operates in three global business segments: Executive Search, Advisory and RPO & Professional Search. See Note 9 — Business Segments, in the Notes to Consolidated Unaudited Financial Statements for discussion of the Company’s global business segments. The Company evaluates performance and allocates resources based on the chief operating decision maker’s review of (1) fee revenue and (2) adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). To the extent that such charges occur, Adjusted EBITDA excludes restructuring charges, integration/acquisition costs, certain separation costs and certain non-cash charges (goodwill, intangible asset and other than temporary impairment). In the nine months ended January 31, 2019, Adjusted EBITDA excluded $106.6 million of write-off of tradenames related to the Plan.

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

Fee revenue was $474.5 million during the three months ended January 31, 2019, an increase of $26.9 million, or 6%, compared to $447.6 million in the three months ended January 31, 2018, with increases in fee revenue in all business segments. Exchange rates unfavorably impacted fee revenue by $16.6 million, or 4%, in the three months ended January 31, 2019 compared to the year-ago quarter. During the three months ended January 31, 2019, we recorded operating income of $62.7 million, an increase of $12.9 million, as compared to operating income of $49.8 million in the three months ended January 31, 2018, with the Executive Search, Advisory and RPO & Professional Search segments contributing $44.7 million, $29.3 million and $12.2 million, respectively, offset by Corporate expenses of $23.5 million. Net income attributable to Korn Ferry in the three months ended January 31, 2019 was $45.0 million, an increase of $17.8 million as compared to net income attributable to Korn Ferry of $27.2 million in the year-ago quarter. During the three months ended January 31, 2019, Adjusted EBITDA was $77.7 million, an increase of $6.3 million from Adjusted EBITDA of $71.4 million in the year-ago quarter, with the Executive Search, Advisory and RPO & Professional Search segments contributing $48.2 million, $38.1 million and $13.1 million, respectively, offset by Corporate expenses net of other income of $21.7 million.

Our cash, cash equivalents and marketable securities decreased by $35.0 million to $622.9 million at January 31, 2019, compared to $657.9 million at April 30, 2018. This decrease was mainly due to annual bonuses earned in fiscal 2018 and paid during the first quarter of fiscal 2019, sign-on and retention payments, $238.9 million in principal payments on our term loan, $36.9 million in payments for the purchase of property and equipment, $37.4 million for stock repurchases in the open market, $20.5 million paid in tax withholding on restricted stock vestings and $17.8 million in dividends paid during the nine months ended January 31, 2019, partially offset by proceeds from our Revolver of $226.9 million and cash provided by operating activities. As of January 31, 2019, we held marketable securities to settle obligations under our Executive Capital Accumulation Plan (“ECAP”) with a cost value of $133.9 million and a fair value of $133.4 million. Our vested obligations for which these assets were held in trust totaled $116.2 million as of January 31, 2019 and our unvested obligations totaled $23.8 million.

Our working capital increased by $74.9 million to $530.7 million as of January 31, 2019, as compared to $455.8 million at April 30, 2018. We believe that cash on hand and funds from operations and other forms of liquidity will be sufficient to meet our anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt obligations and dividend payments under our dividend policy in the next twelve months. We had $420.2 million available for borrowing under our Revolver at January 31, 2019. As of April 30, 2018, we had no borrowings under our previous revolver. As of April 30, 2018, we had a total of $122.1 million available under the previous revolver after issued letters of credit. As of January 31, 2019 and April 30, 2018, there was $2.9 million of standby letters of credit issued under our long-term debt arrangements. We had a total of $10.4 million and $7.4 million of standby letters of credits with other financial institutions as of January 31, 2019 and April 30, 2018, respectively.

Results of Operations

The following table summarizes the results of our operations as a percentage of fee revenue:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Fee revenue	100.0%	100.0%	100.0%	100.0%
Reimbursed out-of-pocket engagement expenses	2.5	2.9	2.5	3.0
Total revenue	102.5	102.9	102.5	103.0
Compensation and benefits	67.8	69.2	68.2	68.3
General and administrative expenses	12.9	13.1	20.0	13.6
Reimbursed expenses	2.5	2.9	2.5	3.0
Cost of services	3.6	3.9	3.8	4.1
Depreciation and amortization	2.5	2.7	2.4	2.9
Restructuring charges, net	—	—	—	—
Operating income	13.2	11.1	5.5	11.2
Net income	9.6%	6.1%	3.8%	7.2%
Net income attributable to Korn Ferry	9.5%	6.1%	3.6%	7.2%

The following tables summarize the results of our operations by business segment:

(Numbers may not total exactly due to rounding)

	Three Months Ended January 31,				Nine Months Ended January 31,
	2019		2018		2019		2018
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
	(dollars in thousands)
Fee revenue
Executive Search:
North America	$114,215	24.1%	$102,716	22.9%	$342,175	23.8%	$296,093	22.9%
EMEA	45,940	9.7	46,782	10.5	137,522	9.6	128,249	9.9
Asia Pacific	25,687	5.4	24,493	5.5	79,918	5.6	71,983	5.6
Latin America	7,554	1.6	6,425	1.4	24,339	1.7	22,048	1.7
Total Executive Search	193,396	40.8	180,416	40.3	583,954	40.7	518,373	40.1
Advisory	201,502	42.4	198,056	44.3	613,966	42.8	577,462	44.7
RPO & Professional Search	79,606	16.8	69,109	15.4	237,357	16.5	196,018	15.2
Total fee revenue	474,504	100.0%	447,581	100.0%	1,435,277	100.0%	1,291,853	100.0%
Reimbursed out-of-pocket engagement expense	11,668		13,189		36,050		39,302
Total revenue	$486,172		$460,770		$1,471,327		$1,331,155

	Three Months Ended January 31,				Nine Months Ended January 31,
	2019		2018		2019		2018
	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)	Dollars	Margin (1)
	(dollars in thousands)
Operating income (loss)
Executive Search:
North America	$30,596	26.8%	$21,408	20.8%	$92,438	27.0%	$66,517	22.5%
EMEA	7,525	16.4	7,329	15.7	21,813	15.9	20,349	15.9
Asia Pacific	5,929	23.1	5,289	21.6	19,337	24.2	12,811	17.8
Latin America	653	8.6	408	6.4	3,460	14.2	2,961	13.4
Total Executive Search	44,703	23.1	34,434	19.1	137,048	23.5	102,638	19.8
Advisory	29,279	14.5	27,057	13.7	(24,374)	(4.0)	72,459	12.5
RPO & Professional Search	12,176	15.3	10,064	14.6	36,337	15.3	27,727	14.1
Corporate	(23,475)		(21,709)		(70,460)		(58,575)
Total operating income	$62,683	13.2%	$49,846	11.1%	$78,551	5.5%	$144,249	11.2%

(1)	Margin calculated as a percentage of fee revenue by business segment.

	Three Months Ended January 31, 2019
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$114,215	$45,940	$25,687	$7,554	$193,396	$201,502	$79,606	$—	$474,504
Total revenue	$117,725	$46,639	$26,046	$7,573	$197,983	$205,677	$82,512	$—	$486,172

Net income attributable to Korn Ferry									$44,964
Net income attributable to noncontrolling interest									480
Other income, net									(2,401)
Interest expense, net									4,282
Equity in earnings of unconsolidated subsidiaries, net									(62)
Income tax provision									15,420
Operating income (loss)	$30,596	$7,525	$5,929	$653	$44,703	$29,279	$12,176	$(23,475)	62,683
Depreciation and amortization	970	402	338	97	1,807	7,307	803	1,824	11,741
Other income (loss), net	1,564	26	(134)	133	1,589	786	77	(51)	2,401
Equity in earnings of unconsolidated subsidiaries, net	62	—	—	—	62	—	—	—	62
EBITDA	33,192	7,953	6,133	883	48,161	37,372	13,056	(21,702)	76,887
Integration/acquisition costs	—	—	—	—	—	777	—	27	804
Adjusted EBITDA	$33,192	$7,953	$6,133	$883	$48,161	$38,149	$13,056	$(21,675)	$77,691
Adjusted EBITDA margin	29.1%	17.3%	23.9%	11.7%	24.9%	18.9%	16.4%		16.4%

	Three Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$102,716	$46,782	$24,493	$6,425	$180,416	$198,056	$69,109	$—	$447,581
Total revenue	$106,332	$47,763	$24,942	$6,456	$185,493	$201,961	$73,316	$—	$460,770

Net income attributable to Korn Ferry									$27,247
Net income attributable to noncontrolling interest									180
Other income, net									(7,510)
Interest expense, net									3,710
Equity in earnings of unconsolidated subsidiaries, net									(97)
Income tax provision									26,316
Operating income (loss)	$21,408	$7,329	$5,289	$408	$34,434	$27,057	$10,064	$(21,709)	49,846
Depreciation and amortization	990	458	361	113	1,922	7,882	733	1,688	12,225
Other income, net	585	37	185	40	847	768	2	5,893	7,510
Equity in earnings of unconsolidated subsidiaries, net	97	—	—	—	97	—	—	—	97
EBITDA	23,080	7,824	5,835	561	37,300	35,707	10,799	(14,128)	69,678
Integration/acquisition costs	—	—	—	—	—	1,593	—	80	1,673
Adjusted EBITDA	$23,080	$7,824	$5,835	$561	$37,300	$37,300	$10,799	$(14,048)	$71,351
Adjusted EBITDA margin	22.5%	16.7%	23.8%	8.7%	20.7%	18.8%	15.6%		15.9%

	Nine Months Ended January 31, 2019
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$342,175	$137,522	$79,918	$24,339	$583,954	$613,966	$237,357	$—	$1,435,277
Total revenue	$352,804	$140,024	$80,817	$24,388	$598,033	$627,243	$246,051	$—	$1,471,327

Net income attributable to Korn Ferry									$52,387
Net income attributable to noncontrolling interest									1,782
Other income, net									(2,292)
Interest expense, net									12,722
Equity in earnings of unconsolidated subsidiaries, net									(191)
Income tax provision									14,143
Operating income (loss)	$92,438	$21,813	$19,337	$3,460	$137,048	$(24,374)	$36,337	$(70,460)	78,551
Depreciation and amortization	2,917	867	1,083	305	5,172	21,702	2,325	5,291	34,490
Other income (loss), net	955	388	118	263	1,724	1,621	103	(1,156)	2,292
Equity in earnings of unconsolidated subsidiaries, net	191	—	—	—	191	—	—	—	191
EBITDA	96,501	23,068	20,538	4,028	144,135	(1,051)	38,765	(66,325)	115,524
Integration/acquisition costs	—	—	—	—	—	6,559	—	187	6,746
Tradename write-offs	—	—	—	—	—	106,555	—	—	106,555
Adjusted EBITDA	$96,501	$23,068	$20,538	$4,028	$144,135	$112,063	$38,765	$(66,138)	$228,825
Adjusted EBITDA margin	28.2%	16.8%	25.7%	16.5%	24.7%	18.3%	16.3%		15.9%

	Nine Months Ended January 31, 2018
	Executive Search
	North America	EMEA	Asia Pacific	Latin America	Subtotal	Advisory	RPO & Professional Search	Corporate	Consolidated
	(in thousands)
Fee revenue	$296,093	$128,249	$71,983	$22,048	$518,373	$577,462	$196,018	$—	$1,291,853
Total revenue	$305,866	$130,894	$73,009	$22,114	$531,883	$589,093	$210,179	$—	$1,331,155

Net income attributable to Korn Ferry									$92,619
Net income attributable to noncontrolling interest									969
Other income, net									(14,311)
Interest expense, net									11,014
Equity in earnings of unconsolidated subsidiaries, net									(187)
Income tax provision									54,145
Operating income (loss)	$66,517	$20,349	$12,811	$2,961	$102,638	$72,459	$27,727	$(58,575)	144,249
Depreciation and amortization	2,923	1,345	1,052	331	5,651	24,110	2,313	4,807	36,881
Other income, net	1,157	136	384	99	1,776	1,654	10	10,871	14,311
Equity in earnings of unconsolidated subsidiaries, net	187	—	—	—	187	—	—	—	187
EBITDA	70,784	21,830	14,247	3,391	110,252	98,223	30,050	(42,897)	195,628
Restructuring charges (recoveries), net	—	—	313	—	313	(241)	6	—	78
Integration/acquisition costs	—	—	—	—	—	6,455	—	199	6,654
Adjusted EBITDA	$70,784	$21,830	$14,560	$3,391	$110,565	$104,437	$30,056	$(42,698)	$202,360
Adjusted EBITDA margin	23.9%	17.0%	20.2%	15.4%	21.3%	18.1%	15.3%		15.7%

Three Months Ended January 31, 2019 Compared to Three Months Ended January 31, 2018

Fee Revenue

Fee Revenue. Fee revenue increased by $26.9 million, or 6%, to $474.5 million in the three months ended January 31, 2019 compared to $447.6 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $16.6 million, or 4%, in the three months ended January 31, 2019 compared to the year-ago quarter. The higher fee revenue was attributable to organic growth in solution areas.

Executive Search. Executive Search reported fee revenue of $193.4 million, an increase of $13.0 million, or 7%, in the three months ended January 31, 2019 compared to $180.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $5.2 million, or 3%, in the three months ended January 31, 2019 compared to the year-ago quarter. As detailed below, Executive Search fee revenue was higher in North America, Asia Pacific and Latin America, partially offset by lower fee revenue in the EMEA region in the three months ended January 31, 2019 as compared to the year-ago quarter. The higher fee revenue in Executive Search was mainly due to a 5% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 5% increase in the number of engagements billed during the three months ended January 31, 2019 compared to the year-ago quarter.

North America reported fee revenue of $114.2 million, an increase of $11.5 million, or 11%, in the three months ended January 31, 2019 compared to $102.7 million in the year-ago quarter. North America’s fee revenue was higher due to a 6% increase in the number of engagements billed and a 5% increase in the weighted-average fees billed per engagement (calculated using local currency) during the three months ended January 31, 2019 compared to the year-ago quarter. The overall increase in fee revenue was driven by the increase in fee revenue from financial services, industrial, and technology, partially offset by a decrease in fee revenue in the life sciences/healthcare sector.

EMEA reported fee revenue of $45.9 million, a decrease of $0.9 million, or 2%, in the three months ended January 31, 2019 compared to $46.8 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.4 million, or 5% in the three months ended January 31, 2019 compared to the year-ago quarter. The performance in France, Switzerland and Spain were the primary contributors to the decrease in fee revenue, partially offset by an increase in fee revenue in Germany in the three months ended January 31, 2019 compared to the year-ago quarter. In terms of business sectors, life sciences/healthcare, consumer goods and industrial had the largest decrease in fee revenue in the three months ended January 31, 2019 compared to the year-ago quarter, partially offset by an increase in fee revenue in the financial services and technology sectors.

Asia Pacific reported fee revenue of $25.7 million, an increase of $1.2 million, or 5%, in the three months ended January 31, 2019 compared to $24.5 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.2 million, or 5%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase in fee revenue was higher due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 2% increase in the number of engagements billed during the three months ended January 31, 2019 compared to the year-ago quarter. The performance in Hong Kong, Australia and New Zealand were the primary contributors to the increase in fee revenue, partially offset by a decrease in fee revenue in China in the three months ended January 31, 2019 compared to the year-ago quarter. Technology and education/non-profit were the main sectors contributing to the increase in fee revenue in the three months ended January 31, 2019 as compared to the year-ago quarter, partially offset by a decrease in fee revenue in the life sciences/healthcare sector.

Latin America reported fee revenue of $7.6 million, an increase of $1.2 million, or 19%, in the three months ended January 31, 2019 compared to $6.4 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $1.1 million, or 17%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase in fee revenue in the region was due to higher fee revenue in Mexico and Brazil in the three months ended January 31, 2019 compared to the year-ago quarter.

Advisory. Advisory reported fee revenue of $201.5 million, an increase of $3.4 million, or 2%, in the three months ended January 31, 2019 compared to $198.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $8.5 million, or 4%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase in fee revenue was primarily due to an increase in fee revenue from consulting services, which increased by $3.1 million in the three months ended January 31, 2019, compared to the year-ago quarter, with the remaining increase of $0.3 million generated by our products business.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $79.6 million, an increase of $10.5 million, or 15%, in the three months ended January 31, 2019 compared to $69.1 million in the year-ago quarter. Exchange rates unfavorably impacted fee revenue by $2.9 million, or 4% in the three months ended January 31, 2019 compared to the year-ago quarter. Higher fee revenues in RPO & Professional Search of $6.7 million and $3.8 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased by $12.3 million, or 4%, to $321.8 million in the three months ended January 31, 2019 from $309.5 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $10.0 million, or 3%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase in compensation and benefits was primarily due to an 8% increase in average headcount, which contributed $8.9 million in higher salaries and related payroll taxes, a $2.4 million increase in amortization of long-term incentive awards, and $1.3 million increase in commission expense, partially offset by a decrease of $4.1 million in the amounts owed under certain deferred compensation and retirement plans driven by lower increases in the fair value of participants’ accounts in the three months ended January 31, 2019 compared to the year-ago quarter. Also contributing to the increase was higher performance-related bonus expense of $2.7 million due to an increase in fee revenue in the three months ended January 31, 2019 compared to the year-ago quarter.

Executive Search compensation and benefits expense increased by $1.2 million, or 1%, to $124.9 million in the three months ended January 31, 2019 compared to $123.7 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $3.2 million, or 3%, in the three months ended January 31, 2019 compared to the year-ago quarter. Executive Search compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the three months ended January 31, 2019 from 69% in the year-ago quarter.

Advisory compensation and benefits expense increased by $2.3 million, or 2%, to $127.9 million in the three months ended January 31, 2019 from $125.6 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $4.9 million, or 4%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase in compensation and benefits expense was due to increases in commission expense and amortization of long-term incentive awards of $1.3 million and $0.8 million, respectively, in the three months ended January 31, 2019 compared to the year-ago quarter. Advisory compensation and benefits expense, as a percentage of fee revenue, was 63% for both the three months ended January 31, 2019 and 2018.

RPO & Professional Search compensation and benefits expense increased by $7.3 million, or 15%, to $56.3 million in the three months ended January 31, 2019 from $49.0 million in the year-ago quarter. Exchange rates favorably impacted compensation and benefits by $1.9 million, or 4%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase was due to higher salaries and related payroll taxes of $5.3 million resulting from a 25% increase in the average headcount in the three months ended January 31, 2019 compared to the year-ago quarter. The higher average headcount was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance-related bonus expense of $1.0 million. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 71% for both the three months ended January 31, 2019 and 2018.

Corporate compensation and benefits expense increased by $1.4 million, or 12%, to $12.7 million in the three months ended January 31, 2019 from $11.3 million in the year-ago quarter. The increase was primarily due to higher salaries and related payroll taxes of $0.6 million in the three months ended January 31, 2019 compared to the year-ago quarter.

General and Administrative Expenses

General and administrative expenses was $61.2 million, an increase of $2.7 million, or 5%, in the three months ended January 31, 2019 compared to $58.5 million in the year-ago quarter. Exchange rates favorably impacted general and administrative expenses by $3.2 million, or 5%, in the three months ended January 31, 2019 compared to the year-ago quarter. The increase was due to increases in premise and office expense, other general and administrative expenses and bad debt expense of $1.1 million, $1.0 million and $0.6 million, respectively, during the three months ended January 31, 2019 compared to the year-ago quarter. General and administrative expenses, as a percentage of fee revenue, was 13% in both the three months ended January 31, 2019 and 2018.

Executive Search general and administrative expenses was $21.6 million, an increase of $2.3 million, or 12%, in the three months ended January 31, 2019 compared to $19.3 million in the year-ago quarter. The increase was primarily due to an increase in premise and office expense, foreign exchange loss and bad debt expense of $0.7 million, $0.7 million and $0.6 million, respectively, during the three months ended January 31, 2019 compared to the year-ago quarter. Executive Search general and administrative expenses, as a percentage of fee revenue, was 11% in both the three months ended January 31, 2019 and 2018.

Advisory general and administrative expenses was $23.5 million in the three months ended January 31, 2019 compared to $24.0 million in the year-ago quarter. Advisory general and administrative expenses, as a percentage of fee revenue, was 12% for both the three months ended January 31, 2019 and 2018.

RPO & Professional Search general and administrative expenses was $7.1 million in the three months ended January 31, 2019 compared to $6.5 million in the year-ago quarter. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 9% for both the three months ended January 31, 2019 and 2018.

Corporate general and administrative expenses increased $0.2 million, or 2%, to $8.9 million in the three months ended January 31, 2019 compared to $8.7 million in the year-ago quarter.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense was $17.1 million in the three months ended January 31, 2019 compared to $17.5 million in the year-ago quarter. Cost of services expense, as a percentage of fee revenue, was 4% for both the three months ended January 31, 2019 and 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $11.7 million, a decrease of $0.5 million, or 4%, in three months ended January 31, 2019 compared to $12.2 million in the year-ago quarter. The decrease was due to lower amortization expense associated with intangible assets as some of our intangible assets became fully amortized.

Restructuring Charges, Net

During the three months ended January 31, 2019 and 2018, no restructuring charges were incurred.

Operating Income

Operating income increased by $12.9 million, or 26%, to $62.7 million in the three months ended January 31, 2019 compared to an operating income of $49.8 million in the year-ago quarter. The increase in operating income was driven by higher fee revenue of $26.9 million offset by an increase in compensation and benefits expense of $12.3 million and general and administrative expenses of $2.7 million.

Executive Search operating income increased $10.3 million, or 30%, to $44.7 million in the three months ended January 31, 2019 as compared to $34.4 million in the year-ago quarter. The increase in Executive Search operating income was mainly driven by higher fee revenue of $13.0 million, offset by an increase in general and administrative expenses of $2.3 million and higher compensation and benefits expense of $1.2 million. Executive Search operating income, as a percentage of fee revenue, was 23% and 19% in the three months ended January 31, 2019 and 2018, respectively.

Advisory operating income was $29.3 million in the three months ended January 31, 2019, an increase of $2.2 million, or 8%, as compared to $27.1 million in the year-ago quarter. The increase in operating income was primarily due to higher fee revenue of $3.4 million, offset by an increase in compensation and benefits expense of $2.3 million. Advisory operating income, as a percentage of fee revenue, was 15% compared to 14% in the year-ago quarter.

RPO & Professional Search operating income was $12.2 million, an increase of $2.1 million, or 21%, in the three months ended January 31, 2019 as compared to $10.1 million in the year-ago quarter. The increase in operating income was mainly driven by higher fee revenue of $10.5 million, offset by increases in compensation and benefits expense and general and administrative expenses of $7.3 million and $0.6 million, respectively. RPO & Professional Search operating income, as a percentage of fee revenue, was 15% for both the three months ended January 31, 2019 and 2018.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry increased by $17.8 million to $45.0 million in the three months ended January 31, 2019 as compared to $27.2 million in the year-ago quarter. The increase was primarily due to higher total revenue of $25.4 million and a decrease in income tax provision of $10.9 million due to the enactment of the Tax Act, offset by an increase in compensation and benefits expense of $12.3 million, higher general and administrative expenses of $2.7 million and a decrease in other income, net of $5.1 million primarily due to smaller gains in the fair value of our marketable securities during the three months ended January 31, 2019 compared to the year-ago quarter. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 9% in the three months ended January 31, 2019 as compared to 6% in the three months ended January 31, 2018.

Adjusted EBITDA

Adjusted EBITDA increased by $6.3 million to $77.7 million in the three months ended January 31, 2019 as compared to $71.4 million in the year-ago quarter. This increase was driven by higher fee revenue of $26.9 million, offset by an increase of $13.2 million in compensation and benefits expense (excluding integration costs), an increase in general and administrative expenses of $2.7 million and a decrease of $5.1 million in other income, net due to changes in the fair value of our marketable securities during the three months ended January 31, 2019 compared to the year-ago quarter. Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended January 31, 2019 and 2018.

Executive Search Adjusted EBITDA increased $10.9 million, or 29%, to $48.2 million in the three months ended January 31, 2019 as compared to $37.3 million in the year-ago quarter. The increase was driven by higher fee revenue of $13.0 million and an increase in other income, net of $0.7 million, offset by increases of $2.3 million in general and administrative expenses and $1.2 million in compensation and benefits expense during the three months ended January 31, 2019 compared to the year-ago quarter. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in the three months ended January 31, 2019 as compared to 21% in the three months ended January 31, 2018.

Advisory Adjusted EBITDA was $38.1 million in the three months ended January 31, 2019, an increase of $0.8 million, or 2%, as compared to $37.3 million in the year-ago quarter. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 19% in both the three months ended January 31, 2019 and 2018.

RPO & Professional Search Adjusted EBITDA was $13.1 million in the three months ended January 31, 2019, an increase of $2.3 million, or 21%, as compared to $10.8 million in the year-ago quarter. The increase was driven by higher fee revenue of $10.5 million, offset by increases of $7.3 million in compensation and benefits expense and $0.6 million in general and administrative expenses during the three months ended January 31, 2019 compared to the year-ago quarter. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% in both the three months ended January 31, 2019 and 2018.

Other Income, Net

Other income, net was $2.4 million in the three months ended January 31, 2019 compared to $7.5 million in the year-ago quarter. The decrease was primarily due to smaller gains in the fair value of our marketable securities during the three months ended January 31, 2019 compared to the year-ago quarter.

Interest Expense, Net

Interest expense, net primarily relates to our credit agreement and borrowings under our company owned life insurance (“COLI”) policies, which are partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $4.3 million in the three months ended January 31, 2019 compared to $3.7 million in the year-ago quarter.

Income Tax Provision

The provision for income tax was $15.4 million in the three months ended January 31, 2019 compared to $26.3 million in the year-ago quarter. This reflects a 25.4% and 49.1% effective tax rate for the three months ended January 31, 2019 and 2018, respectively. The prior year effective tax rate was significantly impacted by the December 22, 2017 enactment of the Tax Act as a result of which the Company recorded a provisional tax charge of $16.3 million for the Transition Tax, which was partially offset by a provisional tax benefit of $5.8 million recorded for the remeasurement of our U.S. federal deferred tax assets and liabilities.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the three months ended January 31, 2019 was $0.5 million as compared to $0.2 million for the three months ended January 31, 2018.

Nine Months Ended January 31, 2019 Compared to Nine Months Ended January 31, 2018

Fee Revenue

Fee Revenue. Fee revenue increased by $143.4 million, or 11% to $1,435.3 million in the nine months ended January 31, 2019 compared to $1,291.9 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $27.8 million, or 2%, in the nine months ended January 31, 2019 compared to the year-ago period. The higher fee revenue was attributable to organic growth in solution areas.

Executive Search. Executive Search reported fee revenue of $584.0 million, an increase of $65.6 million, or 13%, in the nine months ended January 31, 2019 compared to $518.4 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $8.5 million, or 2%, in the nine months ended January 31, 2019 compared to the year-ago period. As detailed below, Executive Search fee revenue was higher in all regions in the nine months ended January 31, 2019 as compared to the year-ago period. The higher fee revenue in Executive Search was mainly due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 6% increase in the number of engagements billed during the nine months ended January 31, 2019 compared to the year-ago period.

North America reported fee revenue of $342.2 million, an increase of $46.1 million, or 16%, in the nine months ended January 31, 2019 compared to $296.1 million in the year-ago period. North America’s fee revenue was higher due to an 11% increase in the number of engagements billed and a 4% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2019 compared to the year-ago period. All business sectors contributed to the growth in fee revenue in the nine months ended January 31, 2019 as compared to the year-ago period, with industrial, technology, financial services, and consumer goods contributing the most.

EMEA reported fee revenue of $137.5 million, an increase of $9.3 million, or 7%, in the nine months ended January 31, 2019 compared to $128.2 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $2.3 million, or 2% in the nine months ended January 31, 2019 compared to the year-ago period. The change in fee revenue was due to a 7% increase in the weighted-average fees billed per engagement (calculated using local currency) and a 2% increase in the number of engagements billed during the nine months ended January 31, 2019 compared to the year-ago period. The performance in the United Kingdom, Germany, France, and United Arab Emirates were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2019 compared to the year-ago period. In terms of business sectors, financial services, industrial and technology had the largest increase in fee revenue in the nine months ended January 31, 2019 compared to the year-ago period, partially offset by a decrease in fee revenue in the life sciences/healthcare sector.

Asia Pacific reported fee revenue of $79.9 million, an increase of $7.9 million, or 11%, in the nine months ended January 31, 2019 compared to $72.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $2.2 million, or 3%, in the nine months ended January 31, 2019 compared to the year-ago period. The increase in fee revenue was higher due to a 7% increase in the number of engagements billed and a 6% increase in the weighted-average fees billed per engagement (calculated using local currency) during the nine months ended January 31, 2019 compared to the year-ago period. The performance in Hong Kong, Australia and Singapore were the primary contributors to the increase in fee revenue in the nine months ended January 31, 2019 compared to the year-ago period, partially offset by a decline in fee revenue in Indonesia. Consumer goods, education/non-profit and technology were the main sectors contributing to the increase in fee revenue in the nine months ended January 31, 2019 as compared to the year-ago period.

Latin America reported fee revenue of $24.3 million in the nine months ended January 31, 2019 compared to $22.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $3.4 million, or 15%, in the nine months ended January 31, 2019 compared to the year-ago period. The increase in fee revenue in the region was due to higher fee revenue in Mexico, Brazil and Colombia in the nine months ended January 31, 2019 compared to the year-ago period, partially offset by lower fee revenue in Chile.

Advisory. Advisory reported fee revenue of $614.0 million, an increase of $36.5 million, or 6%, in the nine months ended January 31, 2019 compared to $577.5 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $14.4 million, or 2%, in the nine months ended January 31, 2019 compared to the year-ago period. Fee revenue from consulting services was higher by $29.0 million in the nine months ended January 31, 2019 compared to the year-ago period, with the remaining increase of $7.5 million was generated by our products business.

RPO & Professional Search. RPO & Professional Search reported fee revenue of $237.4 million, an increase of $41.4 million, or 21%, in the nine months ended January 31, 2019 compared to $196.0 million in the year-ago period. Exchange rates unfavorably impacted fee revenue by $4.9 million, or 3%, in the nine months ended January 31, 2019 compared to the year-ago period. Higher fee revenues in RPO & Professional Search of $22.1 million and $19.3 million, respectively, drove the increase in fee revenue.

Compensation and Benefits

Compensation and benefits expense increased $97.5 million, or 11%, to $979.6 million in the nine months ended January 31, 2019 from $882.1 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $17.3 million, or 2%, in the nine months ended January 31, 2019 compared to the year-ago period. The increase in compensation and benefits was primarily due to an increase in performance related bonus expense of $47.2 million, higher commission expense of $4.7 million and an increase in the use of outside contractors of $4.3 million due to higher fee revenues. Also contributing to the increase was a 7% increase in average headcount, which contributed $28.5 million in higher salaries and related payroll taxes, $10.7 million increase in amortization of long-term incentive awards and $4.2 million in severance costs, partially offset by a decrease of $8.1 million in the amounts owed under certain deferred compensation and retirement plans driven by smaller gains in the fair value of participants’ accounts in the nine months ended January 31, 2019 compared to the year-ago period.

Executive Search compensation and benefits expense increased by $29.3 million, or 8%, to $378.0 million in the nine months ended January 31, 2019 compared to $348.7 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $5.3 million, or 2%, in the nine months ended January 31, 2019 compared to the year-ago period. The increase was primarily due to higher performance-related bonus expense of $24.9 million due to the increase in fee revenue.

Also contributing to the increase was a 4% increase in average headcount, which contributed $10.1 million in higher salaries and related payroll taxes, and a $6.3 million increase in amortization of long-term incentive awards, partially offset by a decrease of $8.0 million in the amounts owed under certain deferred compensation and retirement plans driven by smaller increases in the fair value of participants’ accounts in the nine months ended January 31, 2019 compared to the year-ago period. Executive Search compensation and benefits expense, as a percentage of fee revenue, decreased to 65% in the nine months ended January 31, 2019 from 67% in the year-ago period.

Advisory compensation and benefits expense increased by $29.4 million, or 8%, to $395.2 million in the nine months ended January 31, 2019 from $365.8 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $8.5 million, or 2%, in the nine months ended January 31, 2019 compared to the year-ago period. The change was primarily due to $11.9 million in higher performance-related bonus expense, an increase of $4.6 million in commission expense and $1.6 million in outside contractors due to the growth in fee revenue. The rest of the increase in compensation and benefits expense was due to an increase in amortization of long-term incentive awards of $3.2 million and $2.6 million in severance expense. Advisory compensation and benefits expense, as a percentage of fee revenue increased to 64% in the nine months ended January 31, 2019 from 63% in the year-ago period.

RPO & Professional Search compensation and benefits expense increased by $30.6 million, or 22%, to $169.0 million in the nine months ended January 31, 2019 from $138.4 million in the year-ago period. Exchange rates favorably impacted compensation and benefits by $3.5 million, or 3%, in the nine months ended January 31, 2019 compared to the year-ago period. The increase was due to higher salaries and related payroll taxes of $16.9 million resulting from a 26% increase in the average headcount in the nine months ended January 31, 2019 compared to the year-ago period. The higher average headcount and the $2.0 million increase in the use of outside contractors was primarily driven by the need to service an increase in fee revenue in the RPO business. Also contributing to the increase in compensation and benefits was a higher performance-related bonus expense of $8.3 million. RPO & Professional Search compensation and benefits expense, as a percentage of fee revenue, was 71% for both the nine months ended January 31, 2019 and 2018.

Corporate compensation and benefits expense increased by $8.1 million, or 28%, to $37.4 million in the nine months ended January 31, 2019 from $29.3 million in the year-ago period. The increase was primarily due to higher performance-related bonus expense, higher salaries and related payroll taxes, higher stock-based compensation expense and an increase in amortization of long-term incentive awards of $2.0 million, $1.6 million, $1.3 million and $0.7 million, respectively, in the nine months ended January 31, 2019 compared to the year-ago period. The rest of the increase was due to a change in the cash surrender value (“CSV”) of COLI that increased compensation and benefits expense by $1.5 million in the nine months ended January 31, 2019 compared to the year-ago period.

General and Administrative Expenses

General and administrative expenses increased $112.2 million, or 64%, to $287.6 million in the nine months ended January 31, 2019 compared to $175.4 million in the year-ago period. Exchange rates favorably impacted general and administrative expenses by $4.5 million, or 3%, in the nine months ended January 31, 2019 compared to the year-ago period. The increase in general and administrative expenses was due to the write-off of tradenames of $106.6 million related to the Plan, an increase of $2.7 million in legal and other professional expenses, higher marketing and business development expenses of $1.6 million and an increase in bad debt expense of $1.1 million during the nine months ended January 31, 2019 as compared to the year-ago period. General and administrative expenses, as a percentage of fee revenue, was 20% in the nine months ended January 31, 2019 as compared to 14% in the nine months ended January 31, 2018. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue, was 13% in the nine months ended January 31, 2019.

Executive Search general and administrative expenses was $61.2 million in the nine months ended January 31, 2019 compared to $57.6 million in the year-ago period. The increase in general and administrative expenses was mainly due to $1.2 million more in premise and office expense, an increase in foreign exchange loss of $1.2 million, higher bad debt expense of $0.7 million and an increase in marketing and business development expenses of $0.5 million in the nine months ended January 31, 2019 compared to the year-ago period. Executive Search general and administrative expenses, as a percentage of fee revenue, was 10% in the nine months ended January 31, 2019 compared to 11% in the year-ago period.

Advisory general and administrative expenses increased by $105.3 million, or 144%, to $178.6 million in the nine months ended January 31, 2019 from $73.3 million in the year-ago period. The increase in general and administrative expenses was mainly due to the write-off of tradenames of $106.6 million in the nine months ended January 31, 2019 compared to the year-ago period. Advisory general and administrative expenses, as a percentage of fee revenue, was 29% in the nine months ended January 31, 2019 as compared to 13% in the nine months ended January 31, 2018. Excluding the tradename write-offs, general and administrative expenses as a percentage of fee revenue, was 12% in the nine months ended January 31, 2019.

RPO & Professional Search general and administrative expenses was $20.0 million in both the nine months ended January 31, 2019 and 2018. RPO & Professional Search general and administrative expenses, as a percentage of fee revenue, was 8% in the nine months ended January 31, 2019 compared to 10% in the year-ago period.

Corporate general and administrative expenses increased by $3.3 million, or 13%, to $27.8 million in the nine months ended January 31, 2019 compared to $24.5 million in the year-ago period. The increase in general and administrative expenses was mainly due to an increase of $2.4 million in legal and other professional expenses and $0.8 million in marketing and business development expenses.

Cost of Services Expense

Cost of services expense consists primarily of non-billable contractor and product costs related to the delivery of various services and products, primarily in RPO & Professional Search and Advisory. Cost of services expense increased by $1.8 million, or 3%, to $55.0 million in the nine months ended January 31, 2019 compared to $53.2 million in the year-ago period. The increase was mainly due to higher fee revenue. Cost of services expense, as a percentage of fee revenue, was 4% in both the nine months ended January 31, 2019 and 2018.

Depreciation and Amortization Expenses

Depreciation and amortization expenses were $34.5 million, a decrease of $2.4 million, or 7%, in the nine months ended January 31, 2019 compared to $36.9 million in the year-ago period. The decrease was due to lower amortization expense associated with intangible assets as some of our intangible assets became fully amortized.

Restructuring Charges, Net

During the nine months ended January 31, 2019, no restructuring charges were incurred.

During the nine months ended January 31, 2018, we continued the implementation of the fiscal 2016 restructuring plan to integrate entities that were acquired in fiscal 2016 and recorded $0.1 million of restructuring charges, net relating to the consolidation of premises.

Operating Income

Operating income decreased by $65.6 million to $78.6 million in the nine months ended January 31, 2019 compared to operating income of $144.2 million in the year-ago period. The decrease in operating income was primarily driven by the write-off of tradenames of $106.6 million, an increase of $97.5 million in compensation and benefits expense, and $5.6 million more in general and administrative expenses (excluding write-off of tradenames), offset by higher fee revenue of $143.4 million.

Executive Search operating income, increased by $34.4 million, or 34%, to $137.0 million in the nine months ended January 31, 2019 as compared to $102.6 million in the year-ago period. The increase in Executive Search operating income was driven by higher fee revenue of $65.6 million, offset by an increase in compensation and benefits expense of $29.3 million. Executive Search operating income, as a percentage of fee revenue, was 23% and 20% in the nine months ended January 31, 2019 and 2018, respectively.

Advisory operating loss was $24.4 million in the nine months ended January 31, 2019, a decrease of $96.9 million, as compared to operating income of $72.5 million in the year-ago period. The change from operating income to an operating loss was primarily due to the write-off of tradenames of $106.6 million and an increase of $29.4 million in compensation and benefits expense, offset by higher fee revenue of $36.5 million and a decrease in depreciation and amortization expense of $2.4 million. Advisory operating loss, as a percentage of fee revenue, was 4% in the nine months ended January 31, 2019 compared to an operating income, as a percentage of fee revenue, of 13% in the year-ago period. Excluding the tradename write-offs, operating income as a percentage of fee revenue, was 13% in the nine months ended January 31, 2019.

RPO & Professional Search operating income was $36.3 million, an increase of $8.6 million, or 31%, in the nine months ended January 31, 2019 as compared to $27.7 million in the year-ago period. The increase in operating income was driven by higher fee revenue of $41.4 million, offset by increases in compensation and benefits expense and cost of services expense of $30.6 million and $2.1 million, respectively. RPO & Professional Search operating income, as a percentage of fee revenue, was 15% in the nine months ended January 31, 2019 compared to 14% in the year-ago period.

Net Income Attributable to Korn Ferry

Net income attributable to Korn Ferry decreased by $40.2 million to $52.4 million in the nine months ended January 31, 2019 as compared to $92.6 million in the year-ago period. The decrease was due to an increase in operating expenses of $205.9 million mainly due to the tradename write-off of $106.6 million, higher compensation and benefits expense of $97.5 million, and a decrease in other income, net of $12.0 million primarily due to changes in the fair value of our marketable securities during the nine months ended January 31, 2019 compared to the year-ago period. These decreases in net income attributable to Korn Ferry were offset by higher total revenue of $140.1 million and lower income tax provision of $40.0 million during the nine months ended January 31, 2019 compared to the year-ago period. Net income attributable to Korn Ferry, as a percentage of fee revenue, was 4% in the nine months ended January 31, 2019 compared to 7% in the nine months ended January 31, 2018.

Adjusted EBITDA

Adjusted EBITDA increased by $26.4 million to $228.8 million in the nine months ended January 31, 2019 as compared to $202.4 million in the year-ago period. This increase was driven by higher fee revenue of $143.4 million, offset by an increases of $97.4 million in compensation and benefits expense (excluding integration costs), $5.6 million in general and administrative expenses (excluding write-off on tradenames) and $1.8 million in cost of services and a decrease in other income, net of $12.0 million primarily due to changes in the fair value of our marketable securities during the nine months ended January 31, 2019 compared to the year-ago period. Adjusted EBITDA, as a percentage of fee revenue, was 16% for both the nine months ended January 31, 2019 and 2018.

Executive Search Adjusted EBITDA increased by $33.5 million, or 30%, to $144.1 million in the nine months ended January 31, 2019 as compared to $110.6 million in the nine months ended January 31, 2018. The increase was driven by higher fee revenue of $65.6 million during the nine months ended January 31, 2019 compared to the year-ago period, offset by increases of $29.3 million in compensation and benefits expense and $3.6 million in general and administrative expenses. Executive Search Adjusted EBITDA, as a percentage of fee revenue, was 25% in the nine months ended January 31, 2019 as compared to 21% in the nine months ended January 31, 2018.

Advisory Adjusted EBITDA was $112.1 million in the nine months ended January 31, 2019, an increase of $7.7 million, or 7%, as compared to $104.4 million in the year-ago period. The increase was driven by higher fee revenue of $36.5 million, offset by increases of $29.3 million in compensation and benefits expense (excluding integration costs) during the nine months ended January 31, 2019 compared to the year-ago period. Advisory Adjusted EBITDA, as a percentage of fee revenue, was 18% in both the nine months ended January 31, 2019 and 2018.

RPO & Professional Search Adjusted EBITDA was $38.8 million in the nine months ended January 31, 2019, an increase of $8.7 million, or 29%, as compared to $30.1 million in the year-ago period. The increase was driven by higher fee revenue of $41.4 million, offset by increases of $30.6 million in compensation and benefits expense and an increase of $2.1 million in cost of services expense during the nine months ended January 31, 2019 compared to the year-ago period. RPO & Professional Search Adjusted EBITDA, as a percentage of fee revenue, was 16% in the nine months ended January 31, 2019 compared to 15% in the year-ago period.

Other Income, Net

Other income, net was $2.3 million in the nine months ended January 31, 2019 compared to $14.3 million in the year-ago period. The decrease was primarily due to smaller gains in the fair value of our marketable securities during the nine months ended January 31, 2019 compared to the year-ago period.

Interest Expense, Net

Interest expense, net primarily relates to our credit agreement and borrowings under our COLI policies, which is partially offset by interest earned on cash and cash equivalent balances. Interest expense, net was $12.7 million in the nine months ended January 31, 2019 compared to $11.0 million in the year-ago period.

Income Tax Provision

The provision for income tax was $14.1 million in the nine months ended January 31, 2019 compared to $54.1 million in the year-ago period. This reflects a 20.8% and 36.7% effective tax rate for the nine months ended January 31, 2019 and 2018, respectively. The difference in the effective tax rate is primarily due to the enactment of the Tax Act which reduced the U.S. corporate federal statutory income tax rate from 35% to 21% and the excess tax benefit on stock-based awards that vested in the three months ended July 31, 2018 and January 31, 2019, which were recorded as discrete benefits in those respective quarters.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest represents the portion of a subsidiary’s net earnings that are attributable to shares of a subsidiary not held by Korn Ferry that are included in the consolidated results of operations. Net income attributable to noncontrolling interest for the nine months ended January 31, 2019 was $1.8 million as compared to $1.0 million for the nine months ended January 31, 2018.

Liquidity and Capital Resources

The Company and its Board of Directors endorse a balanced approach to capital allocation. The Company’s priority is to invest in growth initiatives, such as the hiring of consultants, the continued development of IP and derivative products and services, and the investment in synergistic, accretive merger and acquisition transactions that earn a return that is superior to the Company's cost of capital. Next, the Company’s capital allocation approach contemplates the return of a portion of excess capital to stockholders, in the form of a regular quarterly dividend, subject to the factors discussed below and in the “Risk Factors” section of the Annual Report on Form 10-K for the fiscal year ended April 30, 2018. Additionally, the Company considers share repurchases on an opportunistic basis and subject to the terms of our Credit Agreement (defined below).

On December 19, 2018, we entered into a senior secured $650.0 million Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks and Wells Fargo Bank, National Association as administrative agent to among other things, provide for enhanced financial flexibility. See Note 10—Long-Term Debt for a description of the Credit Agreement. We drew down $226.9 million on the Revolver (define below) and used the proceeds to pay-off the term loan that was outstanding as of December 19, 2018. We have $420.2 million available under the Revolver after we drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of January 31, 2019. We had $2.9 million in standby letters of credit issued under our long-term debt arrangements as of January 31, 2019 and April 30, 2018, respectively. We had a total of $10.4 million and $7.4 million of standby letters of credits with other financial institutions as of January 31, 2019 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

As part of a previous acquisition, the Company committed to a $40 million retention pool for certain employees of the previous acquired company subject to certain circumstances. The balance has been paid in full as of January 31, 2019.

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

The Company repurchased approximately $37.4 million and $32.6 million of the Company’s stock during the nine months ended January 31, 2019 and 2018, respectively. On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which brings our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million. Any decision to continue to execute our currently outstanding share repurchase program will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Our Credit Agreement, dated December 19, 2018, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma net leverage ratio, defined as, the ratio of consolidated funded indebtedness minus up to $50 million of unrestricted cash and cash equivalents of the Company and domestic subsidiaries to consolidated Adjusted EBITDA, is no greater than 3.25 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including the revolving credit commitment minus amounts outstanding on the Revolver, issued letters of credit and swing loans.

Our performance is subject to the general level of economic activity in the geographic regions and the industries we service. We believe, based on current economic conditions, that our cash on hand and funds from operations and the Credit Agreement we entered into on December 19, 2018 will be sufficient to meet anticipated working capital, capital expenditures, general corporate requirements, repayment of the debt, share repurchases and dividend payments under our dividend policy during the next twelve months. However, if the national or global economy, credit market conditions and/or labor markets were to deteriorate in the future, such changes could put negative pressure on demand for our services and affect our operating cash flows. If these conditions were to persist over an extended period of time, we may incur negative cash flows and it might require us to access our existing credit facility to meet our capital needs and/or discontinue our share repurchases and dividend policy.

Cash and cash equivalents and marketable securities were $622.9 million and $657.9 million as of January 31, 2019 and April 30, 2018, respectively. Net of amounts held in trust for deferred compensation plans and accrued bonuses, cash and marketable securities were $295.9 million and $312.4 million at January 31, 2019 and April 30, 2018, respectively. As of January 31, 2019 and April 30, 2018, we held $230.4 million and $207.6 million, respectively of cash and cash equivalents in foreign locations, net of amounts held in trust for deferred compensation plans and to pay fiscal 2019 annual bonuses. Cash and cash equivalents consist of cash and highly liquid investments purchased with original maturities of three months or less. Marketable securities consist of mutual funds. The primary objectives of our investment in mutual funds are to meet the obligations under certain of our deferred compensation plans.

As of January 31, 2019 and April 30, 2018, marketable securities of $133.4 million (net of gross unrealized gains of $3.4 million and gross unrealized losses of $3.9 million) and $137.1 million (net of gross unrealized gains of $11.0 million and gross unrealized losses of $1.0 million), respectively, were held in trust for settlement of our obligations under certain deferred compensation plans, of which $127.0 million and $122.8 million, respectively, are classified as non-current. These marketable securities were held to satisfy vested obligations totaling $116.2 million and $118.2 million as of January 31, 2019 and April 30, 2018, respectively. Unvested obligations under the deferred compensation plans totaled $23.8 million and $29.5 million as of January 31, 2019 and April 30, 2018, respectively.

The net increase in our working capital of $74.9 million as of January 31, 2019 compared to April 30, 2018 is primarily attributable to decreases in compensation and benefits payable and current portion of our long-term debt and an increase in accounts receivable, offset by a decrease in cash and cash equivalents. The decrease in cash and cash equivalents and compensation and benefits payable was primarily due to the payment of annual bonuses earned in fiscal 2018 and paid during the first quarter of fiscal 2019, with cash and cash equivalents also decreasing due to sign-on and retention payments, stock repurchases made in the open market, payments for tax withholding on restricted stock vesting and dividend payment during the first three quarters of fiscal 2019. The decrease in the current portion of our long-term debt is a result of the amount withdrawn on the revolver to pay off the term loan. The increase in accounts receivable was due to an increase in days of sales outstanding which went from 58 days to 71 days (which is consistent with historical experience) from April 30, 2018 to January 31, 2019. Cash provided by operating activities was $101.0 million in the nine months ended January 31, 2019 compared to $59.6 million in the nine months ended January 31, 2018.

Cash used in investing activities was $59.5 million in the nine months ended January 31, 2019 compared to $32.2 million in the year-ago period. An increase in cash used in investing activities was primarily due to an increase in premiums paid under our COLI contracts and higher cash used for the purchases of property and equipment, offset by an increase in death benefits proceeds received from life insurance policies and increase in proceeds from sales/maturities of marketable securities net of cash used to purchase marketable securities during the nine months ended January 31, 2019 compared to the year-ago period.

Cash used in financing activities was $57.8 million in the nine months ended January 31, 2019 compared to $64.6 million in the nine months ended January 31, 2018. The change was primarily due to the borrowings of $31.9 million from our COLI contracts, offset with increases in cash used to repurchase shares of common stock to satisfy tax withholding requirements upon the vesting of restricted stock of $16.8 million, $4.8 million in shares repurchased under the stock repurchase program and an increase in payments on life insurance policy loans of $3.8 million in the nine months ended January 31, 2019 compared to the year-ago period.

Cash Surrender Value of Company-Owned Life Insurance Policies, Net of Loans

The Company purchased COLI policies or contracts insuring the lives of certain employees eligible to participate in the deferred compensation and pension plans as a means of funding benefits under such plans. As of January 31, 2019 and April 30, 2018, we held contracts with gross CSV of $218.8 million and $186.8 million, respectively. Total outstanding borrowings against the CSV of COLI contracts were $94.2 million and $66.7 million as of January 31, 2019 and April 30, 2018, respectively. Such borrowings do not require annual principal repayments, bear interest primarily at variable rates and are secured by the CSV of COLI contracts. At January 31, 2019 and April 30, 2018, the net cash value of these policies was $124.6 million and $120.1 million, respectively.

Long-Term Debt

On December 19, 2018, we entered into the Credit Agreement to among other things, provide for enhanced financial flexibility. The Credit Agreement provides for, among other things: (a) a $650.0 million five-year senior secured revolving credit facility (the “Revolver”) and (b) certain customary affirmative and negative covenants, including a maximum consolidated total leverage ratio (as defined below) and a minimum interest coverage ratio. Our Credit Agreement permits payment of dividends to stockholders and share repurchases so long as the pro forma net leverage ratio is no greater than 3.25 to 1.00, and the pro forma domestic liquidity is at least $50.0 million. We drew down $226.9 million on the Revolver and used the proceeds to pay-off the term loan that was outstanding as of December 19, 2018. The pay-off of the old credit facility and drawn-down on the new Revolver is considered a debt modification and therefore the previously incurred unamortized and current debt issuance costs will be amortized over the life of the new issuance.

At our option, loans issued under the Credit Agreement will bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon the Company’s total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated leverage ratio”) at such time. In addition, the Company will be required to pay to the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the Revolver, based upon the Company’s consolidated leverage ratio at such time, and fees relating to the issuance of letters of credit. During the three and nine months ended January 31, 2019, the average rate on our long-term debt arrangements were 3.64% and 3.42%, respectively. During the three and nine months ended January 31, 2018, the average rate on the previous term loan was 2.65% and 2.49%, respectively.

The Revolver matures on December 19, 2023 and any unpaid principal balance is payable on this date. The Revolver also may be prepaid and terminated early by us at any time without premium or penalty (subject to customary LIBOR breakage fees). As of January 31, 2019, $226.9 million was outstanding under the Revolver compared to $238.9 million as of April 30, 2018, under the previous term loan. The unamortized debt issuance costs associated with the long-term debt, were $4.2 million and $2.7 million as of January 31, 2019 and April 30, 2018, respectively. The fair value of our Revolver is based on borrowing rates currently required of loans with similar terms, maturity and credit risk. The carrying amount of the Revolver approximates fair value because the base interest rate charged varies with market conditions and the credit spread is commensurate with current market spreads for issuers of similar risk. The fair value of the Revolver is classified as a Level 2 liability in the fair value hierarchy. As of January 31, 2019, we were in compliance with our debt covenants.

We had a total of $420.2 million available under the Revolver after we drew down $226.9 million and after $2.9 million of standby letters of credit were issued as of January 31, 2019. As of April 30, 2018, we had no borrowings under the previous revolver. We had a total of $122.1 million available under the previous revolver after $2.9 million of standby letters of credit were issued as of April 30, 2018. We had a total of $10.4 million and $7.4 million of standby letters of credits with other financial institutions as of January 31, 2019 and April 30, 2018, respectively. The standby letters of credits were generally issued as a result of entering into office premise leases.

We are not aware of any other trends, demands or commitments that would materially affect liquidity or those that relate to our resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and have not entered into any transactions involving unconsolidated, special purpose entities. We had no material changes in contractual obligations as of January 31, 2019, as compared to those disclosed in our table of contractual obligations included in our Annual Report.

Critical Accounting Policies

Preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions and changes in the estimates are reported in current operations as new information is learned or upon the amounts becoming fixed or determinable. In preparing our interim consolidated financial statements and accounting for the underlying transactions and balances, we apply our accounting policies as disclosed in the notes to our consolidated financial statements. We consider the policies related to revenue recognition, performance related bonuses, deferred compensation, carrying values of receivables, goodwill, intangible assets and recoverability of deferred income taxes as critical to an understanding of our interim consolidated financial statements because their application places the most significant demands on management’s judgment and estimates. Specific risks for these critical accounting policies are described in our Form 10-K filed with the Securities Exchange Commission. During the nine months ended January 31, 2019, we implemented the new revenue standard (ASU 2014-09), which superseded revenue recognition requirements regarding contracts with customers to transfer goods or services or for the transfer of nonfinancial assets.

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

Fee revenue from executive search and non-executive professional activities is generally one-third of the estimated first-year compensation of the placed candidate, plus a percentage of the fee to cover indirect engagement-related expenses. In addition to the search retainer, an uptick fee is billed when the actual compensation awarded by the client for a placement is higher than the estimated compensation. In the aggregate, upticks have been a relatively consistent percentage of the original estimated fee; therefore, we estimate upticks using the expected value method based on historical data on a portfolio basis. In a standard search engagement, there is one performance obligation which is the promise to undertake a search. We generally recognize such revenue over the course of a search and when it is legally entitled to payment as outlined in the billing terms of the contract. Any revenues associated with services that are provided on a contingent basis are recognized once the contingency is resolved as this is when control is transferred to the customer. These assumptions determine the timing of revenue recognition for the reported period.

RPO fee revenue is generated through two distinct phases: 1) the implementation phase and 2) the post-implementation recruitment phase. The fees associated with the implementation phase are recognized over the period that the related Implementation services are provided. The post-implementation recruitment phase represents end-to-end recruiting services to clients for which there are both fixed and variable fees, which are recognized over the period that the related recruiting services are performed.

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

Product revenue is generated from a range of online tools designed to support human resource processes for pay, talent and engagement, and assessments, as well as licenses to proprietary IP and tangible/digital products. IP subscriptions grant access to proprietary compensation and job evaluation databases. IP subscriptions are considered symbolic IP due to the dynamic nature of the content and, as a result, revenue is recognized over the term of the contract. Functional IP licenses grant customers the right to use IP content via delivery of a flat file. Because the IP content license has significant standalone functionality, revenue is recognized upon delivery and when an enforceable right to payment exists. Online assessments are delivered in the form of online questionnaires. A bundle of assessments represents one performance obligation, and revenue is recognized as assessment services are delivered and we have a legally enforceable right to payment. Tangible/Digital products sold by us mainly consist of books and digital files covering a variety of topics including performance management, team effectiveness, and coaching and development. We recognize revenue for its products when sold or shipped as in the case for books.

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

Transactions denominated in a currency other than the reporting entity’s functional currency may give rise to foreign currency gains or losses that impact our results of operations. Historically, we have not realized significant foreign currency gains or losses on such transactions. During the nine months ended January 31, 2019 and 2018, we recorded foreign currency losses of $1.4 million and $2.8 million, respectively, in general and administrative expenses in the consolidated statements of income.

Our exposure to foreign currency exchange rates is primarily driven by fluctuations involving the following currencies — U.S. Dollar, Canadian Dollar, Euro, Pound Sterling, Swiss Franc, Singapore Dollar, Brazilian Real and Mexican Peso. Based on balances exposed to fluctuation in exchange rates between these currencies as of January 31, 2019, a 10% increase or decrease equally in the value of these currencies could result in a foreign exchange gain or loss of $10.3 million. We have a program that primarily utilizes foreign currency forward contracts to offset the risks associated with the effects of certain foreign currency exposures. These foreign currency forward contracts are neither used for trading purposes nor are they designated as hedging instruments pursuant to Accounting Standards Codification 815, Derivatives and Hedging.

Interest Rate Risk

Our exposure to interest rate risk is limited to our Revolver and borrowings against the CSV of COLI contracts. As of January 31, 2019, there was $226.9 million outstanding under the Revolver. At our option, loans issued under the Credit Agreement bear interest at either LIBOR or an alternate base rate, in each case plus the applicable interest rate margin. The interest rate applicable to loans outstanding under the Credit Agreement may fluctuate between LIBOR plus 1.25% per annum to LIBOR plus 2.00% per annum, in the case of LIBOR borrowings (or between the alternate base rate plus 0.25% per annum and the alternate base rate plus 1.00% per annum, in the alternative), based upon our total funded debt to Adjusted EBITDA ratio (as set forth in the Credit Agreement, the “consolidated net leverage ratio”) at such time. In addition, we are required to pay the lenders a quarterly commitment fee ranging from 0.20% to 0.35% per annum on the average daily unused amount of the

Revolver, based upon our consolidated net leverage ratio at such time, and fees relating to the issuance of letters of credit. A 100-basis point increase in LIBOR rates would have increased our interest expense by approximately $0.6 million and $1.8 million for the three and nine months ended January 31, 2019, respectively. During the three and nine months ended January 31, 2019, the average interest rate on the previous term loan was 3.64% and 3.42%, respectively.

To mitigate this interest rate risk, we entered into an interest rate swap contract with an initial notional amount of $129.8 million to hedge the variability to changes in cash flows attributable to interest rate risks caused by changes in interest rates related to our variable rate debt. We have designated the swap as a cash flow hedge. As of January 31, 2019, the notional amount was $110.0 million. The interest rate swap agreement matures on June 15, 2021 and locks the interest rates on a portion of our outstanding debt at 1.919%, exclusive of the credit spread on the debt.

We had $94.2 million and $66.7 million of borrowings against the CSV of COLI contracts as of January 31, 2019 and April 30, 2018, respectively, bearing interest primarily at variable rates. The risk of fluctuations in these variable rates is minimized by the fact that we receive a corresponding adjustment to our borrowed funds crediting rate which has the effect of increasing the CSV on our COLI contracts.

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

There were no changes in our internal control over financial reporting during the three months ended January 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuers Purchases of Equity Securities

Issuer Purchases of Equity Securities

The following table summarizes common stock repurchased by us during the quarter ended January 31, 2019:

	Shares Purchased (1)	Average Price Paid Per Share	Shares Purchased as Part of Publicly- Announced Programs (2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (2) (3)

November 1, 2018— November 30, 2018	—	$—	—	$65.4 million
December 1, 2018— December 31, 2018	454,023	$44.05	304,500	$52.6 million
January 1, 2019— January 31, 2019	49,004	$39.59	48,300	$50.7 million
Total	503,027	$43.62	352,800

(1)	Represents withholding of a portion of restricted shares to cover taxes on vested restricted shares and shares purchased as part of our publicly announced programs.
(2)

On December 8, 2014, the Board of Directors approved an increase in the Company’s stock repurchase program to an aggregate of $150.0 million. The shares can be repurchased in open market transactions or privately negotiated transactions at the Company’s discretion. We repurchased approximately $14.7 million of the Company’s common stock under the program during the third quarter of fiscal 2019.

(3)

On March 6, 2019, our Board of Directors approved an increase to the share repurchase program of approximately $200 million, which brings our available capacity to repurchase shares in the open market or privately negotiated transactions to approximately $250 million.

Our Credit agreement, dated December 19, 2018, permits us to pay dividends to our stockholders and make share repurchases so long as our pro forma net leverage ratio, defined as, the ratio of consolidated funded indebtedness minus up to $50 million of unrestricted cash and cash equivalents of the Company and domestic subsidiaries to consolidated Adjusted EBITDA, is no greater than 3.25 to 1.00, and our pro forma domestic liquidity is at least $50.0 million, including the revolving credit commitment minus amounts outstanding on the revolver, issued letters of credit and swing loans.

Item 6. Exhibits

Exhibit Number	Description

3.1*	Certificate of Amendment of Restated Certificate of Incorporation of the Company, effective January 1, 2019, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 13, 2018.
3.2*	Seventh Amended and restated Bylaws, effective January 1, 2019, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed December 13, 2018.
3.3	Restated Certificate of Incorporation of the Company, effective January 7, 2019.
10.1*

Amended and Restated Credit Agreement, dated December 19, 2018, by and among the Company, Wells Fargo Bank, National Association, as administrative agent and other lender parties thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 20, 2018.

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

Korn Ferry

By:	/s/ Robert P. Rozek
Robert P. Rozek
Executive Vice President, Chief Financial Officer and Chief Corporate Officer

Date:  March 11, 2019